Form 10-Q
period 2013-06-28
FLEXTRONICS INTERNATIONAL LTD.
filed 2013-08-02
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2013
Ordinary Shares, No Par Value	612,131,904

FLEXTRONICS INTERNATIONAL LTD.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flextronics International Ltd.
Singapore

We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of June 28, 2013, and the related condensed consolidated statements of operations, comprehensive income, and cash flows for the three-month periods ended June 28, 2013 and June 29, 2012. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Flextronics International Ltd. and subsidiaries as of March 31, 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 28, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

August 1, 2013

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 28, 2013	March 31, 2013
	(In thousands,
	except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,279,574	$1,587,087
Accounts receivable, net of allowance for doubtful accounts of $6,093 and $10,877 as of June 28, 2013 and March 31, 2013, respectively	2,480,022	2,111,996
Inventories	3,152,397	2,722,500
Other current assets	1,316,475	1,349,818
Total current assets	8,228,468	7,771,401
Property and equipment, net	2,278,266	2,174,588
Goodwill and other intangible assets, net	348,665	343,552
Other assets	313,525	302,014
Total assets	$11,168,924	$10,591,555

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$409,860	$416,654
Accounts payable	4,323,873	3,705,297
Accrued payroll	367,591	351,683
Other current liabilities	1,846,402	1,699,151
Total current liabilities	6,947,726	6,172,785
Long-term debt, net of current portion	1,650,536	1,650,973
Other liabilities	482,054	521,039
Commitments and contingencies (Note 12)
Shareholders’ equity
Ordinary shares, no par value; 667,598,410 and 689,159,139 issued, and 617,359,055 and 638,919,784 outstanding as of June 28, 2013 and March 31, 2013, respectively	7,825,378	8,015,142
Treasury shares, at cost; 50,239,355 shares as of June 28, 2013 and March 31, 2013	(388,215)	(388,215)
Accumulated deficit	(5,243,431)	(5,302,688)
Accumulated other comprehensive loss	(105,124)	(77,481)
Total shareholders’ equity	2,088,608	2,246,758
Total liabilities and shareholders’ equity	$11,168,924	$10,591,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended
	June 28, 2013	June 29, 2012
	(In thousands, except per share amounts)
	(Unaudited)

Net sales	$5,791,125	$5,975,995
Cost of sales	5,444,964	5,618,638
Restructuring charges	35,126	—
Gross profit	311,035	357,357
Selling, general and administrative expenses	217,985	190,344
Intangible amortization	8,202	7,809
Restructuring charges	5,634	—
Interest and other expense, net	19,684	10,785
Income from continuing operations before income taxes	59,530	148,419
Provision for income taxes	273	11,650
Income from continuing operations	59,257	136,769
Loss from discontinued operations, net of tax	—	(8,297)
Net income	$59,257	$128,472
Earnings per share:
Income from continuing operations:
Basic	$0.09	$0.20
Diluted	$0.09	$0.20
Loss from discontinued operations:
Basic	$—	$(0.01)
Diluted	$—	$(0.01)
Net income:
Basic	$0.09	$0.19
Diluted	$0.09	$0.19
Weighted-average shares used in computing per share amounts:
Basic	626,120	675,366
Diluted	639,899	688,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended
	June 28, 2013	June 29, 2012
	(In thousands)
	(Unaudited)
Net income	$59,257	$128,472
Other comprehensive loss:
Foreign currency translation adjustments, net of zero tax	(17,509)	(32,107)
Unrealized loss on derivative instruments and other, net of zero tax	(10,134)	(16,115)
Comprehensive income	$31,614	$80,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Periods Ended
	June 28, 2013	June 29, 2012
	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,257	$128,472
Depreciation, amortization and other impairment charges	119,051	111,684
Changes in working capital and other	20,268	(194,558)
Net cash provided by operating activities	198,576	45,598
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(144,737)	(117,395)
Proceeds from the disposition of property and equipment	3,364	12,808
Acquisition of businesses, net of cash acquired	(187,543)	18,835
Proceeds from divestiture of business, net of cash held in divested business	—	16,472
Other investing activities, net	30,179	(11,834)
Net cash used in investing activities	(298,737)	(81,114)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	158	110,018
Repayments of bank borrowings, long-term debt and capital lease obligations	(9,151)	(120,779)
Payments for repurchase of ordinary shares	(215,210)	(134,014)
Net proceeds from issuance of ordinary shares	10,909	5,776
Other financing activities, net	15,652	(38,480)
Net cash used in financing activities	(197,642)	(177,479)
Effect of exchange rates on cash and cash equivalents	(9,710)	(20,281)
Net decrease in cash and cash equivalents	(307,513)	(233,276)
Cash and cash equivalents, beginning of period	1,587,087	1,518,329
Cash and cash equivalents, end of period	$1,279,574	$1,285,053

Non-cash investing activity:
Accounts payable for fixed assets purchases	$126,231	$89,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION

Organization of the Company

Flextronics International Ltd. (“Flextronics” or the “Company”) was incorporated in the Republic of Singapore in May 1990. The Company’s operations have expanded over the years through a combination of organic growth and acquisitions. The Company is a leading global provider of advanced design, manufacturing and services to original equipment manufacturers (“OEMs”) of a broad range of electronic products serving customers in the following markets: High Reliability Solutions (“HRS”), which is comprised of our medical, automotive, and defense and aerospace businesses; High Velocity Solutions (“HVS”), which includes our mobile devices business, including smart phones, and consumer electronics, including game consoles, high-volume computing business, including notebook personal computing (“PC”), tablets, and printers; Industrial and Emerging Industries (“IEI”), which is comprised of large household appliances, equipment, and our emerging industries businesses; and Integrated Network Solutions (“INS”), which includes our telecommunications infrastructure, data networking, connected home, and server and storage businesses. The Company’s strategy is to provide customers with a full range of cost competitive, global supply chain services through which the Company can design, build, ship and service a complete packaged product for its OEM customers. OEM customers leverage the Company’s services to meet their product requirements throughout the entire product life cycle.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2013 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 28, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014.

The first quarter for fiscal year 2014 and fiscal year 2013 ended on June 28, 2013 and June 29, 2012, respectively.

2.   BALANCE SHEET ITEMS

Inventories

The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of	As of
	June 28, 2013	March 31, 2013
	(In thousands)
Raw materials	$1,946,361	$1,683,098
Work-in-progress	510,900	421,706
Finished goods	695,136	617,696
	$3,152,397	$2,722,500

Goodwill and Other Intangibles

The following table summarizes the activity in the Company’s goodwill account during the three-month period ended June 28, 2013:

Amount
(In thousands)
Balance, beginning of the year	$262,005
Additions (1)	2,256
Purchase accounting adjustments	1,724
Balance, end of the quarter	$265,985

(1)     The goodwill generated from the Company’s business combinations completed during the three-month period ended June 28, 2013 is not significant, and is primarily related to value placed on the employee workforce, service offerings and capabilities, and expected synergies. The goodwill is not deductible for income tax purposes.

The components of acquired intangible assets are as follows:

	As of June 28, 2013			As of March 31, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Intangible assets:
Customer-related intangibles	$298,711	$(227,037)	$71,674	$294,310	$(224,517)	$69,793
Licenses and other intangibles	21,040	(10,034)	11,006	21,040	(9,286)	11,754
Total	$319,751	$(237,071)	$82,680	$315,350	$(233,803)	$81,547

The gross carrying amounts of intangible assets are removed when the recorded amounts have been fully amortized. During the three-month period ended June 28, 2013, the Company acquired customer-related intangibles in connection with an acquisition as further discussed under note 11 to the condensed consolidated financial statements. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Total
(In thousands)
2014 (1)	$20,509
2015	24,547
2016	19,889
2017	10,847
2018	5,179
Thereafter	1,709
Total amortization expense	$82,680

(1)       Represents estimated amortization for the remaining nine-month period ending March 31, 2014.

3.  SHARE-BASED COMPENSATION

The following table summarizes the Company’s share-based compensation expense:

	Three-Month Periods Ended
	June 28, 2013	June 29, 2012
	(In thousands)
Cost of sales	$1,352	$1,457
Selling, general and administrative expenses	7,237	8,361
Total stock-based compensation expense	$8,589	$9,818

Total unrecognized compensation expense related to share options is $1.5 million, net of estimated forfeitures, and will be recognized over a weighted-average remaining vesting period of 1.7 years. As of June 28, 2013, the number of options outstanding and exercisable was 31.4 million and 30.8 million, respectively, at weighted-average exercise prices of $8.69 and $8.72 per share, respectively.

During the three-month period ended June 28, 2013, the Company granted 4.8 million unvested share bonus awards at an average grant date price of $8.34 per share, under its 2010 Equity Incentive Plan.  Of this amount, approximately 2.3 million represents the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions.  The number of shares that ultimately will vest are based on a measurement of the change in the Company’s share price over a certain specified period against the change in both the Standard and Poor’s (“S&P”) 500 Composite Index and an Extended Electronics Manufacturing Systems (“EMS”) Group Index over the same period, and will cliff vest after a period of three years, if such market conditions have been met. The number of shares issued can range from zero to 4.6 million.  The average grant-date fair value of these awards was estimated to be $9.34 per share and was calculated using a Monte Carlo simulation.  As of June 28, 2013, approximately 20.9 million unvested share bonus awards were outstanding, of which vesting for 5.7 million is contingent on meeting certain market conditions.  The number of shares issued can range from zero to 10.8 million based on the achievement levels of the respective market conditions.

As of June 28, 2013, total unrecognized compensation expense related to unvested share bonus awards is $102.5 million, net of estimated forfeitures, and will be recognized over a weighted-average remaining vesting period of 2.57 years. Approximately $22.7 million of the total unrecognized compensation cost, net of estimated forfeitures, is related to awards whereby vesting is contingent on meeting certain market conditions.

4.  EARNINGS PER SHARE

The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted income from continuing and discontinued operations per share:

	Three-Month Periods Ended
	June 28, 2013	June 29, 2012
	(In thousands, except per share amounts)
Basic earnings from continuing and discontinued operations per share:
Income from continuing operations	$59,257	$136,769
Loss from discontinued operations	—	(8,297)
Net income	$59,257	$128,472
Shares used in computation:
Weighted-average ordinary shares outstanding	626,120	675,366

Basic earnings from continuing operations per share	$0.09	$0.20
Basic loss from discontinued operations per share	$—	$(0.01)
Basic earnings per share	$0.09	$0.19

Diluted earnings from continuing and discontinued operations per share:
Income from continuing operations	$59,257	$136,769
Loss from discontinued operations	—	(8,297)
Net income	$59,257	$128,472
Shares used in computation:
Weighted-average ordinary shares outstanding	626,120	675,366
Weighted-average ordinary share equivalents from stock options and awards (1)	13,779	12,890
Weighted-average ordinary shares and ordinary share equivalents outstanding	639,899	688,256

Diluted earnings from continuing operations per share	$0.09	$0.20
Diluted loss from discontinued operations per share	$—	$(0.01)
Diluted earnings per share	$0.09	$0.19

(1)                   Options to purchase ordinary shares of 19.2 million and 23.4 million during the three-month periods ended June 28, 2013 and June 29, 2012, respectively, and share bonus awards of 2.5 million and 6.6 million during the three-month periods ended June 28, 2013 and June 29, 2012, respectively were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted average ordinary share equivalents.

5. INTEREST AND OTHER EXPENSE, NET

During the three-month periods ended June 28, 2013 and June 29, 2012, the Company recognized interest expense of $20.2 million and $15.8 million, respectively, on its debt obligations outstanding during the period.  The weighted average interest rates for the Company’s long-term debt were 3.5% and 2.4% for the three month periods ended June 28, 2013 and June 29, 2012, respectively.

During the three-month periods ended June 28, 2013 and June 29, 2012, the Company recognized interest income of $3.3 million and $7.0 million, respectively.

During each of the three-month periods ended June 28, 2013 and June 29, 2012, the Company recognized gains on foreign exchange transactions of $4.7 million.

The Company had warrants to purchase common shares of a certain supplier, which were exercised and the underlying shares were sold for total proceeds of $67.3 million resulting in a loss of $7.1 million during the three-month period ended June 28, 2013. Further, the Company recognized a gain related to changes in the fair value of contingent considerations in connection with certain immaterial historical acquisitions.

6.  FINANCIAL INSTRUMENTS

Foreign Currency Contracts

The Company enters into forward contracts and foreign currency swap contracts to manage the foreign currency risk associated with monetary accounts and anticipated foreign currency denominated transactions.  The Company hedges committed exposures and does not engage in speculative transactions.  As of June 28, 2013, the aggregate notional amount of the Company’s outstanding foreign currency forward and swap contracts was $4.1 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	3,257,900	—	$529,998	$—
EUR	9,345	11,182	12,154	14,961
HUF	12,438,000	—	54,603	—
ILS	24,400	—	6,707	—
MXN	1,692,900	—	128,531	—
MYR	271,700	—	84,800	—
SGD	40,250	—	31,587	—
Other	N/A	N/A	61,881	—
			910,261	14,961
Other Forward/Swap Contracts
BRL	113,500	73,500	51,874	33,592
CAD	110,256	126,644	105,564	121,281
CNY	1,605,223	4,900	260,725	797
EUR	535,510	612,755	697,845	797,023
GBP	32,857	57,351	50,317	87,728
HUF	14,272,300	15,997,600	62,656	70,230
JPY	8,472,067	5,145,773	86,546	52,538
MXN	1,339,160	844,290	101,674	64,102
MYR	189,515	35,630	59,149	11,120
SEK	581,969	754,807	86,808	112,181
SGD	35,511	10,039	27,867	7,878
Other	N/A	N/A	149,230	66,843
			1,740,255	1,425,313

Total Notional Contract Value in USD			$2,650,516	$1,440,274

Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards.  Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of interest and other expense, net in the condensed consolidated statements of operations.  Gains or losses from fair value adjustments for these instruments are designed to offset losses and gains from the Company’s revaluation of monetary assets and liabilities denominated in a non-functional currency. As of June 28, 2013 and March 31, 2013, the Company also has included net deferred losses and gains, respectively, in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. These deferred losses and gains were not material, and the deferred losses as of June 28, 2013 are expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations primarily over the next twelve-month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal periods presented and are included as a component of interest and other expense, net in the condensed consolidated statements of operations.

The following table presents the fair value of the Company’s derivative instruments located on the condensed consolidated balance sheets utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	June 28, 2013	March 31, 2013	Balance Sheet Location	June 28, 2013	March 31, 2013
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$5,946	$11,032	Other current liabilities	$11,407	$3,999

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$9,261	$16,531	Other current liabilities	$14,981	$11,291

As of June 28, 2013, the Company did not have any master netting arrangements.  The asset and liability balances presented in the table above reflect the gross amounts of derivatives in the condensed consolidated balance sheets.  Accordingly, there are no offsetting amounts that net assets against liabilities.

7. ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component, net of tax, during the three-month period ended June 28, 2013 are as follows:

	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$18,857	$58,624	$77,481
Other comprehensive loss before reclassifications	6,245	17,509	23,754
Net gains reclassified from accumulated other comprehensive loss	3,889	—	3,889
Net current-period other comprehensive loss	10,134	17,509	27,643
Ending balance	$28,991	$76,133	$105,124

Substantially all unrealized losses relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three-month period ended June 28, 2013, was recognized as a component of cost of sales in the condensed consolidated statement of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges.

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

Servicing fees recognized during the three-month periods ended June 28, 2013 and June 29, 2012 were not material and are included in interest and other expense, net within the condensed consolidated statements of operations.  As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets and liabilities are recognized.

As of June 28, 2013, approximately $1.0 billion of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds of $591.2 million and deferred purchase price receivables of approximately $420.9 million.  As of March 31, 2013, approximately $1.0 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $556.9 million and deferred purchase price receivables of approximately $412.4 million.  The deferred purchase price receivables are included in other current assets as of June 28, 2013 and March 31, 2013, and were carried at the expected recovery amount of the related receivables.  The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a loss on sale of the related receivables and recorded in interest and other expense, net in the condensed consolidated statements of operations; such amounts were $1.4 million and $1.8 million for the three-month periods ended June 28, 2013 and June 29, 2012, respectively.

As of June 28, 2013 and March 31, 2013, the accounts receivable balances that were sold under the ABS Programs were removed from the condensed consolidated balance sheets and the net cash proceeds received by the Company were included as cash provided by operating activities in the condensed consolidated statements of cash flows.

For the three-month periods ended June 28, 2013 and June 29, 2012, cash flows from sales of receivables under the ABS Programs consisted of approximately $0.9 billion and $1.0 billion for transfers of receivables, respectively (of which approximately $0.1 billion represented new transfers and the remainder proceeds from collections reinvested in revolving-period transfers for both periods).

The following table summarizes the activity in the deferred purchase price receivables account:

	Three-Month Periods Ended
	June 28, 2013	June 29, 2012
	(In thousands)
Beginning balance	$412,357	$514,895
Transfers of receivables	882,918	879,944
Collections	(874,388)	(880,932)
Ending balance	$420,887	$513,907

Trade Accounts Receivable Sale Programs

The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected was approximately $216.4 million and $163.6 million as of June 28, 2013 and March 31, 2013, respectively. For the three-month periods ended June 28, 2013 and June 29, 2012, total accounts receivable sold to certain third party banking institutions was approximately $268.7 million and $367.8 million, respectively. The loss on sales of accounts receivables sold was not material for the three-month periods ended June 28, 2013 and June 29, 2012 and recorded in interest and other expense, net in the condensed consolidated statements of operations.  The receivables that were sold were removed from the condensed consolidated balance sheets and were reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.

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

The Company has deferred compensation plans for its officers and certain other employees.  Deferred amounts under the plans are invested in hypothetical investments selected by the participant or the participant’s investment manager.  The Company’s deferred compensation plan assets are for the most part included in other noncurrent assets on the condensed consolidated balance sheets and primarily include investments in equity securities that are valued using active market prices.

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

The Company has accrued for certain contingent consideration in connection with its business acquisitions, which is measured at fair value based on internal models and inputs primarily consisting of revenue and certain operating results targets.  Changes to these inputs will result in insignificant increases in the fair value of these contingent considerations, or reducing the fair value to zero.  The following table summarizes the activities related to contingent consideration:

	Three-Month Periods Ended
	June 28, 2013	June 29, 2012
	(In thousands)
Beginning balance	$25,000	$1,151
Additions to accrual	—	5,000
Payments	—	(207)
Fair value adjustments	(6,000)	—
Ending balance	$19,000	$5,944

The Company values deferred purchase price receivables relating to its asset-backed securitization program based on a discounted cash flow analysis using unobservable inputs (i.e., level 3 inputs), which are primarily risk free interest rates adjusted for the credit quality of the underlying creditor and due to its high credit quality and short term maturity their fair value approximates carrying value.  Significant increases in either of the significant unobservable inputs (credit spread, risk free interest rate) in isolation would result in lower fair value estimates, but is insignificant. The interrelationship between these inputs is also insignificant.  Refer to note 8 to the condensed consolidated financial statements for a reconciliation of the change in the deferred purchase price receivable during the three-month periods ended June 28, 2013 and June 29, 2012.

There were no transfers between levels in the fair value hierarchy during the three-month periods ended June 28, 2013 and June 29, 2012.

Financial Instruments Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 28, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$618,278	$—	$618,278
Deferred purchase price receivable (Note 8)	—	—	420,887	420,887
Foreign exchange forward contracts (Note 6)	—	15,207	—	15,207
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	7,058	41,357	—	48,415
Liabilities:
Foreign exchange forward contracts (Note 6)	$—	$(26,388)	$—	$(26,388)
Contingent consideration in connection with business acquisitions	—	—	(19,000)	(19,000)

	Fair Value Measurements as of March 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$497,390	$—	$497,390
Deferred purchase price receivable (Note 8)	—	—	412,357	412,357
Foreign exchange forward contracts (Note 6)	—	27,563	—	27,563
Warrants to purchase common shares	—	—	74,437	74,437
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	6,931	40,972	—	47,903
Liabilities:
Foreign exchange forward contracts (Note 6)	$—	$(15,290)	$—	$(15,290)
Contingent consideration in connection with business acquisitions	—	—	(25,000)	(25,000)

Assets Measured at Fair Value on a Nonrecurring Basis

The Company has certain long-lived assets that are measured at fair value on a nonrecurring basis, and are as follows:

	Fair Value Measurements as of June 28, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Assets held for sale	$—	$28,554	$—	$28,554

	Fair Value Measurements as of March 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Assets held for sale	$—	$11,089	$—	$11,089
Property and equipment	—	25,331	—	25,331

Assets held for sale

Assets held for sale are recorded at the lesser of the carrying value or fair value, which is based on comparable sales from prevailing market data (level 2 inputs).  During the quarter ended June 28, 2013, the Company recognized an additional $1.9 million in fair value adjustments to machinery and equipment previously impaired in its restructuring activities during fiscal year 2013 and classified these assets as held for sale as of June 28, 2013.  The assets held for sale as of June 28, 2013 primarily represent manufacturing facilities that have been closed as part of the Company’s facility consolidations and the related manufacturing assets.

Property and equipment

Property and equipment includes the carrying value of certain assets that were impaired during the fiscal year ended March 31, 2013 as a result of the Company’s restructuring activities as further discussed in note 10 to the condensed consolidated financial statements.

There were no transfers between levels in the fair value hierarchy for these long-lived assets during the three-month periods ended June 28, 2013 and June 29, 2012.

Other financial instruments

The following table presents the Company’s liabilities not carried at fair value:

	As of June 28, 2013		As of March 31, 2013
	Carrying	Fair	Carrying	Fair	Fair Value
	Amount	Value	Amount	Value	Hierarchy
	(In thousands)
Term loan dated October 1, 2007	$170,340	$169,088	$170,340	$170,496	Level 1
Term loan dated October 19, 2011	510,625	509,042	517,500	518,794	Level 1
4.625% Notes dated February 20, 2013 (due 2020)	500,000	487,500	500,000	507,190	Level 1
5.000% Notes dated February 20, 2013 (due 2023)	500,000	489,700	500,000	500,000	Level 1
Asia term loans	374,500	371,749	375,000	375,343	Level 2
Total	$2,055,465	$2,027,079	$2,062,840	$2,071,823

The term loans and Notes are valued based on broker trading prices in active markets, except for the Asia term loans.

Asia term loans — The Company’s Asia Term Loans are not traded publicly; however, as the pricing, maturity and other pertinent terms of these loans closely approximate those of the Term Loan Agreements dated October 1, 2007, and October 19, 2011, management estimates the respective trading prices would be approximately the same.

10. RESTRUCTURING CHARGES

The Company initiated certain restructuring activities intended to improve its operational efficiencies by reducing excess workforce and capacity during fiscal year 2013. These restructuring activities extended through the quarter ended June 28, 2013. Restructuring charges are recorded based upon employee termination dates, site closure and consolidation plans.

During the three-month period ended June 28, 2013, the Company recognized restructuring charges of approximately $40.8 million, of which $32.2 million was associated with the terminations of 5,106 identified employees. The identified employee terminations by reportable geographic region amounted to approximately 3,947, 1,105 and 54 for Asia, the Americas and Europe, respectively. The costs associated with these restructuring activities include employee severance, other personnel costs, non-cash impairment charges on equipment no longer in use and are to be disposed of, and other exit related costs due to facility closures or rationalizations.  Of the total restructuring charges, $1.9 million were non-cash charges related to the impairment of long-lived assets, and were classified as a component of cost of sales.

The components of the restructuring charges by geographic region during the three-month period ended June 28, 2013 were as follows:

	Americas	Asia	Europe	Total
	(In thousands)
Severance	$11,331	$16,205	$4,631	$32,167
Long-lived asset impairment	—	1,900	—	1,900
Other exit costs	2,248	3,157	1,288	6,693
Total restructuring charges	$13,579	$21,262	$5,919	$40,760

The majority of severance costs were classified as a component of cost of sales.

During the three-month period ended June 28, 2013, the Company recognized approximately $6.7 million of other exit costs, which was primarily comprised of $3.8 million related to personnel costs and $2.9 million of contractual obligations that resulted from facility closures. The majority of these costs were classified as a component of cost of sales.

The following table summarizes the provisions, respective payments, and remaining accrued balance as of June 28, 2013 for charges incurred in fiscal year 2014 and prior periods:

		Long-Lived	Other
	Severance	Asset Impairment	Exit Costs	Total
	(In thousands)
Balance as of March 31, 2013	$83,689	$—	$14,211	$97,900
Provision for charges incurred in first quarter of fiscal year 2014	32,167	1,900	6,693	40,760
Cash payments for charges incurred in fiscal year 2014 and 2013	(21,523)		(2,872)	(24,395)
Cash payments for charges incurred in fiscal year 2010 and prior	(236)		(1,164)	(1,400)
Non-cash charges incurred in fiscal year 2014	—	(1,900)	—	(1,900)
Balance as of June 28, 2013	94,097	—	16,868	110,965
Less: current portion (classified as other current liabilities)	90,304	—	10,929	101,233
Accrued restructuring costs, net of current portion (classified as other liabilities)	$3,793	$—	$5,939	$9,732

11. BUSINESS AND ASSET ACQUISITIONS

On April 16, 2013, the Company completed the acquisition of certain manufacturing operations from Google’s Motorola Mobility LLC.  The Company also entered into a manufacturing and services agreement with Motorola Mobility LLC for mobile devices in conjunction with this acquisition.  The cash consideration for this acquisition amounted to $178.9 million. The Company primarily acquired inventory of approximately $98.0 million, property and equipment of $48.0 million, and other assets in the amount of $32.9 million.  As of June 28, 2013, the valuation of assets and liabilities is preliminary, subject to the finalization of valuations of certain acquired assets and liabilities and further management review.  This acquisition expanded the Company’s relationship with Google’s Motorola Mobility and its capabilities in the mobile devices market. The results of operations were included in the Company’s condensed consolidated financial results beginning on the date of acquisition, April 16, 2013, and was less than 10% of the total Company revenue for the three-month period ended June 28, 2013.  Operating results of the acquired operations during the three-month period ended June 28, 2013 were not significant to the condensed consolidated financial results of the Company.  Estimated pro-forma revenue relating to this business for the three-month period ended June 29, 2012 amounted to $937.2 million and operating results for the same period were insignificant.

Additionally, during the three-month period ended June 28, 2013, the Company completed another acquisition for $9.5 million that was not significant to the Company’s consolidated financial position, results of operations and cash flows.  This business expanded the Company’s capabilities primarily in manufacturing operations for plastic parts and components.  The Company acquired primarily property and equipment in connection with this acquisition.  The results of operations were included in the Company’s condensed consolidated financial results beginning on the date of acquisition.  Pro-forma results of operations for this acquisition have not been presented because the effects of the acquisition were insignificant to the Company’s financial results.

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

12.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Although the outcome of these matters is currently not determinable, management expects that any losses that are probable or reasonably possible of being incurred as a result of these matters, which are in excess of amounts already accrued in its condensed consolidated balance sheets, would not be material to the financial statements as a whole.

13.  SHARE REPURCHASES

During the first quarter of fiscal year 2014, the Company repurchased approximately 29.0 million shares for an aggregate purchase value of approximately $209.3 million, including repurchases made prior to the quarter end but not paid until after June 28, 2013, and retired all of these shares.  As of June 28, 2013, approximately 6.3 million shares were available to be repurchased under this plan.

The Company’s Board of Directors, on July 24, 2013, authorized the repurchase of up to 10% of the Company’s outstanding ordinary shares which was subsequently approved by the Company’s shareholders at the Extraordinary General Meeting held on July 29, 2013. Share repurchases by the Company under the share repurchase plan are subject to an aggregate limit of 10% of the

Company’s ordinary shares outstanding as of the date of shareholder approval.  The Company is authorized to repurchase up to a maximum of 61.2 million shares under this plan.

14.  DISCONTINUED OPERATIONS

During fiscal year 2013, the Company finalized the sale of two non-core businesses.  In accordance with the accounting guidance, these non-core businesses qualified as discontinued operations, and accordingly, the Company reported the results of operations of these businesses in discontinued operations within the condensed consolidated statements of operations for all periods presented as applicable.

The results from discontinued operations for the three-month period ended June 29, 2012 were as follows (amounts in thousands):

Amount
Net sales	$16,246
Cost of sales	19,890
Gross loss	(3,644)
Selling, general and administrative expenses	1,169
Intangibles amortization	1,031
Interest and other expense, net	3,426
Loss before income taxes	(9,270)
Benefit from income taxes	(973)
Net loss of discontinued operations	$(8,297)

Interest and other expense, net include the loss on sale of the businesses amounting to $4.7 million.  The Company did not have any divestitures during the three-month period ended June 28, 2013.

All assets relating to the discontinued operations were sold as of March 31, 2013.

15.  SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

During fiscal year 2013, Flextronics International Ltd. (“Parent”) issued two tranches of Notes of $500 million each, which mature on February 15, 2020 and February 15, 2023, respectively, in a private offering pursuant to Rule 144A and Regulation S under the Securities Act. These notes are senior unsecured obligations, and are guaranteed, fully and unconditionally, jointly and severally, on an unsecured basis, by certain of the Company’s 100% owned subsidiaries (the “guarantor subsidiaries”). These subsidiary guarantees will terminate upon 1) a sale or other disposition of the guarantor or the sale or disposition of all or substantially all the assets of the guarantor (other than to Flextronics or a subsidiary); 2) such guarantor ceasing to be a guarantor or a borrower under the Company’s Term Loan Agreement and the Revolving Line of Credit; 3) defeasance or discharge of the Notes, as provided in the Notes indenture; or 4) if at any time the notes are rated investment grade.

In lieu of providing separate financial statements for the guarantor subsidiaries, the Company has included the accompanying condensed consolidating financial statements, which are presented using the equity method of accounting. The principal elimination entries relate to investment in subsidiaries and intercompany balances and transactions, including transactions with the Company’s non-guarantor subsidiaries.

Condensed Consolidating Balance Sheets as of June 28, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$523,012	$75,344	$681,218	$—	$1,279,574
Accounts receivable	—	988,963	1,491,059	—	2,480,022
Inventories	—	1,241,660	1,910,737	—	3,152,397
Inter company receivable	4,858,212	4,358,710	7,416,890	(16,633,812)	—
Other current assets	1,716	178,098	1,136,661	—	1,316,475
Total current assets	5,382,940	6,842,775	12,636,565	(16,633,812)	8,228,468
Property and equipment, net	—	420,297	1,857,969	—	2,278,266
Goodwill and other intangible assets, net	1,000	40,429	307,236	—	348,665
Other assets	2,517,332	100,394	4,522,607	(6,826,808)	313,525
Investment in subsidiaries	4,120,259	(828,257)	16,670,729	(19,962,731)	—
Total assets	$12,021,531	$6,575,638	$35,995,106	$(43,423,351)	$11,168,924

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$409,562	$281	$17	$—	$409,860
Accounts payable	—	1,158,555	3,165,318	—	4,323,873
Accrued payroll	—	99,567	268,024	—	367,591
Inter company payable	5,332,815	6,819,803	4,481,194	(16,633,812)	—
Other current liabilities	39,505	511,098	1,295,799	—	1,846,402
Total current liabilities	5,781,882	8,589,304	9,210,352	(16,633,812)	6,947,726
Long term liabilities	4,151,041	2,108,943	2,699,414	(6,826,808)	2,132,590
Shareholders’ equity	2,088,608	(4,122,609)	24,085,340	(19,962,731)	2,088,608
Total liabilities and shareholders’ equity	$12,021,531	$6,575,638	$35,995,106	$(43,423,351)	$11,168,924

Condensed Consolidating Balance Sheets as of March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$740,515	$82,900	$763,672	$—	$1,587,087
Accounts receivable	—	458,617	1,653,379	—	2,111,996
Inventories	—	1,063,627	1,658,873	—	2,722,500
Inter company receivable	4,440,955	4,726,673	6,490,274	(15,657,902)	—
Other current assets	6,182	178,585	1,165,051	—	1,349,818
Total current assets	5,187,652	6,510,402	11,731,249	(15,657,902)	7,771,401
Property and equipment, net	—	328,621	1,845,967	—	2,174,588
Goodwill and other intangible assets, net	1,075	40,626	301,851	—	343,552
Other assets	2,498,080	105,136	4,902,815	(7,204,017)	302,014
Investment in subsidiaries	4,127,384	(963,437)	16,920,679	(20,084,626)	—
Total assets	$11,814,191	$6,021,348	$35,702,561	$(42,946,545)	$10,591,555

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$416,594	$60	$—	$—	$416,654
Accounts payable	—	1,077,723	2,627,574	—	3,705,297
Accrued payroll	—	86,073	265,610	—	351,683
Inter company payable	4,963,615	6,093,606	4,600,681	(15,657,902)	—
Other current liabilities	32,440	424,599	1,242,112	—	1,699,151
Total current liabilities	5,412,649	7,682,061	8,735,977	(15,657,902)	6,172,785
Long term liabilities	4,154,784	2,488,279	2,732,966	(7,204,017)	2,172,012
Shareholders’ equity	2,246,758	(4,148,992)	24,233,618	(20,084,626)	2,246,758
Total liabilities and shareholders’ equity	$11,814,191	$6,021,348	$35,702,561	$(42,946,545)	$10,591,555

Condensed Consolidating Statements of Operations for the Three-Month Period Ended June 28, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$3,484,434	$4,595,431	$(2,288,740)	$5,791,125
Cost of sales	—	3,140,642	4,593,062	(2,288,740)	5,444,964
Restructuring charges	—	195	34,931	—	35,126
Gross profit (loss)	—	343,597	(32,562)	—	311,035
Selling, general and administrative expenses	—	48,823	169,162	—	217,985
Intangible amortization	75	1,081	7,046	—	8,202
Restructuring charges	800	2,401	2,433	—	5,634
Interest and other expense (income), net	(49,280)	267,202	(198,238)	—	19,684
Income (loss) from continuing operations before income taxes	48,405	24,090	(12,965)	—	59,530
Provision for (benefit from) income taxes	10	1,251	(988)	—	273
Equity in earnings in subsidiaries	10,862	(12,781)	2,772	(853)	—
Net income (loss)	$59,257	$10,058	$(9,205)	$(853)	$59,257

Condensed Consolidating Statements of Operations for the Three-Month Period Ended June 29, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$3,697,061	$4,457,530	$(2,178,596)	$5,975,995
Cost of sales	—	3,339,946	4,457,288	(2,178,596)	5,618,638
Gross profit	—	357,115	242	—	357,357
Selling, general and administrative expenses	—	44,569	145,775	—	190,344
Intangible amortization	75	2,268	5,466		7,809
Interest and other expense (income), net	(14,308)	62,016	(36,923)	—	10,785
Income (loss) from continuing operations before income taxes	14,233	248,262	(114,076)	—	148,419
Provision for income taxes	—	1,427	10,223	—	11,650
Equity in earnings in subsidiaries	114,239	(51,380)	168,754	(231,613)	—
Income (loss) from continuing operations	128,472	195,455	44,455	(231,613)	136,769
Loss from discontinued operations, net of tax	—	—	(8,297)	—	(8,297)
Net income (loss)	$128,472	$195,455	$36,158	$(231,613)	$128,472

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three-Month Period Ended June 28, 2013

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$59,257	$10,058	$(9,205)	$(853)	$59,257
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(17,509)	(4,092)	(27,281)	31,373	(17,509)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	(10,134)	332	(10,135)	9,803	(10,134)
Comprehensive income (loss)	$31,614	$6,298	$(46,621)	$40,323	$31,614

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three-Month Period Ended June 29, 2012

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$128,472	$195,455	$36,158	$(231,613)	$128,472
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(32,107)	(10,748)	8,620	2,128	(32,107)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	(16,115)	(6,758)	(16,115)	22,873	(16,115)
Comprehensive income (loss)	$80,250	$177,949	$28,663	$(206,612)	$80,250

Condensed Consolidating Statements of Cash Flows for the Three-Month Period Ended June 28, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$51,963	$(568,028)	$713,609	$1,032	198,576
Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(105,657)	(35,165)	(551)	(141,373)
Acquisition of businesses, net of cash acquired	—	(1,026)	(186,517)	—	(187,543)
Investing cash flows from (to) affiliates	(438,186)	354,871	(589,921)	673,236	—
Other investing activities	—	890	29,289	—	30,179
Net cash provided by (used in) investing activities	(438,186)	249,078	(782,314)	672,685	(298,737)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	—	133	25	—	158
Repayments of bank borrowings and long-term debt	(8,636)	(414)	(101)	—	(9,151)
Payments for repurchases of ordinary shares	(215,210)	—	—	—	(215,210)
Proceeds from exercise of stock options	10,909	—	—	—	10,909
Financing cash flows from (to) affiliates	371,446	311,306	(9,035)	(673,717)	—
Other financing activities	—	—	15,652	—	15,652
Net cash provided by (used in) financing activities	158,509	311,025	6,541	(673,717)	(197,642)
Effect of exchange rates on cash	10,211	369	(20,290)	—	(9,710)
Net change in cash and cash equivalents	(217,503)	(7,556)	(82,454)	—	(307,513)
Cash and cash equivalents, beginning of year	740,515	82,900	763,672	—	1,587,087
Cash and cash equivalents, end of year	$523,012	$75,344	$681,218	$—	$1,279,574

Condensed Consolidating Statements of Cash Flows for the Three-Month Period Ended June 29, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$(21,836)	$180,111	$(120,766)	$8,089	$45,598
Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(3,633)	(100,750)	(204)	(104,587)
Acquisition of businesses, net of cash acquired	—	(21,183)	40,018	—	18,835
Proceeds from divestitures of operations, net	—	—	16,472	—	16,472
Investing cash flows from (to) affiliates	470,351	802,459	384,358	(1,657,168)	—
Other investing activities	—	12	(11,846)	—	(11,834)
Net cash provided by (used in) investing activities	470,351	777,655	328,252	(1,657,372)	(81,114)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	110,000	—	18	—	110,018
Repayments of bank borrowings and long-term debt	(119,085)	(1,289)	(405)	—	(120,779)
Payments for repurchases of ordinary shares	(134,014)	—	—	—	(134,014)
Proceeds from exercise of stock options	5,776	—	—	—	5,776
Financing cash flows from (to) affiliates	(265,347)	(954,109)	(429,827)	1,649,283	—
Other financing activities	—	—	(38,480)	—	(38,480)
Net cash provided by (used in) financing activities	(402,670)	(955,398)	(468,694)	1,649,283	(177,479)
Effect of exchange rates on cash	(43,379)	(2,991)	26,089	—	(20,281)
Net change in cash and cash equivalents	2,466	(623)	(235,119)	—	(233,276)
Cash and cash equivalents, beginning of year	649,252	47,865	821,212	—	1,518,329
Cash and cash equivalents, end of year	$651,718	$47,242	$586,093	$—	$1,285,053

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise specifically stated, references in this report to “Flextronics,” “the Company,” “we,” “us,” “our” and similar terms mean Flextronics International Ltd. and its subsidiaries.

This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those risks and uncertainties discussed in this section, as well as any risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this report on Form 10-Q, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2013. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

OVERVIEW

We are a leading global supply chain solutions provider, offering advanced design, manufacturing and logistics and after-sales services to OEMs of a broad range of electronics products for customers in the following markets: High Reliability Solutions (“HRS”), which is comprised of our medical, automotive, and defense and aerospace businesses; High Velocity Solutions (“HVS”), which includes our mobile devices business, including smart phones, and consumer electronics, including game consoles, high-volume computing business, including notebook personal computing (“PC”), tablets and printers; Industrial and Emerging Industries (“IEI”), which is comprised of large household appliances, equipment, and our emerging industries businesses; and Integrated Network Solutions (“INS”), which includes our telecommunications infrastructure, data networking, connected home, and server and storage businesses.

Our strategy is to provide customers with a full range of cost competitive, vertically-integrated global supply chain services through which we can design, build, ship and service a complete packaged product for our OEM customers. This enables our OEM customers to leverage our services to meet their product requirements throughout the entire product life cycle.

We use a portfolio management approach to manage our extensive service offerings. As our OEM customers change the way they go to market, we reorganize and rebalance our business portfolio in order to align with our customers’ needs and requirements and to optimize our operating results. Over the past few years, we have experienced a shift in revenue towards our more complex and higher margin business groups (HRS, IEI, and INS) from our low margin and high volume HVS business group. Although our acquisition of certain manufacturing operations from Google’s Motorola Mobility LLC during the quarter is expected to increase the percentage of our revenues from the HVS market in fiscal year 2014 and beyond, we do not expect the percentage of revenues from our HVS business to approach the historical levels of concentration from prior fiscal years. The objective of our operating model is to allow us to redeploy and reposition our assets and resources to meet specific customer needs across all of the markets we serve, and we have been able to successfully reposition HVS assets and capacity to serve our customers in other business groups as required which illustrates the overall flexibility of our model.

During fiscal year 2013, we launched multiple programs broadly across our portfolio of services, and, in some instances, we deployed certain new technologies.  We expect that these new programs will continue to increase in complexity in order to provide competitive advantages to our customers.  We anticipate these programs ramping to an increase in volume production during fiscal year 2014.  Until we achieve higher levels of revenue, we expect that our gross margin and operating margin may be negatively impacted as profitability normally lags revenue growth due to incremental start-up costs, operational inefficiencies, under-absorbed overhead costs and lower manufacturing program volumes while in the ramp phase.  We expect that our margins will improve over time as the revenue increases due to increased volumes from these programs.

We are one of the world’s largest providers of global supply chain solutions, with revenues of $5.8 billion during the three-month period ended June 28, 2013 and $23.6 billion in fiscal year 2013.  As of June 28, 2013, our total manufacturing capacity was approximately 28.4 million square feet.  We design, build, ship and service electronics products for our customers through a network of facilities in over 30 countries across four continents.  The following tables set forth net sales and net property and equipment, by country, based on the location of our manufacturing sites and the relative percentages:

	Three-Month Periods Ended
Net sales:	June 28, 2013		June 29, 2012
	(In thousands)
China	$2,135,041	37%	$1,918,663	32%
Mexico	877,473	15%	926,148	16%
U.S	640,786	11%	639,530	11%
Malaysia	535,620	9%	686,667	11%
Brazil	330,594	6%	268,096	4%
Other	1,271,611	22%	1,536,891	26%
	$5,791,125		$5,975,995

	As of		As of
Property and equipment, net:	June 28, 2013		March 31, 2013
	(In thousands)
China	$977,397	43%	$855,032	39%
U.S	356,893	16%	245,590	11%
Mexico	288,082	13%	286,026	13%
Malaysia	139,811	6%	152,594	7%
Hungary	112,394	5%	113,173	5%
Other	403,689	17%	522,173	25%
	$2,278,266		$2,174,588

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

Refer to the accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, where we discuss our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this document. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Annual Report on Form 10-K.

	Three-Month Periods Ended
	June 28, 2013	June 29, 2012
Net sales	100.0%	100.0%
Cost of sales	94.0	94.0
Restructuring charges	0.6	—
Gross profit	5.4	6.0
Selling, general and administrative expenses	3.8	3.2
Intangible amortization	0.1	0.1
Restructuring charges	0.1	—
Interest and other expense, net	0.3	0.2
Income from continuing operations before income taxes	1.1	2.5
Provision for income taxes	—	0.2
Income from continuing operations	1.1	2.3
Loss from discontinued operations, net of tax	—	(0.1)
Net income	1.1%	2.2%

Net sales

The following table sets forth net sales by market:

	Three-Month Periods Ended
Market:	June 28, 2013		June 29, 2012
	(In thousands)
Integrated Network Solutions	$2,532,287	44%	$2,780,057	47%
High Velocity Solutions	1,546,342	27%	1,549,439	26%
Industrial & Emerging Industries	906,227	16%	976,617	16%
High Reliability Solutions	806,269	13%	669,882	11%
	$5,791,125		$5,975,995

Net sales during the three-month period ended June 28, 2013 totaled $5.8 billion, representing a decrease of approximately $0.2 billion, or 3.1%, from $6.0 billion during the three-month period ended June 29, 2012. The decline in net sales was primarily as a result of broad softness in our telecom related business. Net sales decreased by $0.2 billion in Europe, and remained consistent in Asia and the Americas.

Our ten largest customers during the three-month periods ended June 28, 2013 and June 29, 2012 accounted for approximately 49% and 48% of net sales, respectively. No customer accounted for greater than 10% of our net sales during the three-month periods ended June 28, 2013 and June 29, 2012, respectively.

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

Gross profit during the three-month period ended June 28, 2013 decreased $46.4 million to $311.0 million, or 5.4% of net sales from $357.4 million, or 6.0% of net sales, during the three-month period ended June 29, 2012. Gross margins deteriorated 60 basis points in the three-month period ended June 28, 2013 compared to that of the three-month period ended June 29, 2012 due to the restructuring charges amounting to $35.1 million, or 60 basis points, included in cost of sales in the first quarter of fiscal year 2014.

Restructuring charges

In response to a challenging macroeconomic environment, we initiated certain restructuring activities during fiscal 2013 intended to improve our operational efficiencies by reducing excess workforce and capacity.  The restructuring activities are targeted at rationalizing our global manufacturing capacity and infrastructure and will result in a further shift of manufacturing capacity to locations with higher efficiencies.  During the three-month period ended June 28, 2013, we recognized $40.8 million of pre-tax restructuring charges, of which $1.9 million were non-cash charges related to asset impairment charges.  The restructuring charges by geographic region amounted to approximately $21.3 million in Asia, $13.6 million in the Americas and $5.9 million in Europe.  We expect these restructuring activities will allow for potential savings through reduced employee expenses and lower operating costs and to generate approximately $40.0 million of cost savings per quarter commencing in the fourth quarter of fiscal 2014.  As of June 28, 2013, accrued costs related to restructuring charges incurred but not paid were approximately $111.0 million, of which $101.2 million was classified as a current obligation. We currently do not expect additional restructuring charges in fiscal year 2014.

Refer to note 10 to the condensed consolidated financial statements for further discussion of our restructuring activities.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) amounted to $218.0 million, or 3.8% of net sales, during the three-month period ended June 28, 2013, increasing $27.7 million from $190.3 million, or 3.2% of net sales, during the three-month period ended June 29, 2012. The increase in SG&A in dollars and as a percentage of net sales for the three-month period ended June 28, 2013 was primarily due to increasing costs relating to acquisitions, innovation for our supply chain solution technologies, enhancement of our selling and business development activities and incremental corporate infrastructure to support the increasing complexities of our business.

Intangible amortization

Amortization of intangible assets increased by $0.4 million during the three-month period ended June 28, 2013 to $8.2 million from $7.8 million for the three-month period ended June 29, 2012. The increase during the period was primarily due to additional expense on intangible assets recognized in connection with our acquisitions during the 2013 fiscal year, offset by less expense on intangible assets that became fully amortized or were sold during fiscal year 2013.

Interest and other expense, net

Interest and other expense, net was $19.7 million during the three-month period ended June 28, 2013 compared to $10.8 million during the three-month period ended June 29, 2012, resulting in an increase of $8.9 million. During the quarter ended June 28, 2013 we recognized a $7.1 million loss on the sale of common shares of a certain supplier. Further, our net interest costs increased by $6.6 million during the same period primarily as a result of incremental interest expense from our refinancing of $1.0 billion of our lower rate floating term loans with higher fixed rate subordinated notes due in 2020 and 2023. The increase in expense was partially offset by $6.0 million of income as a result of the fair value adjustment of contingent considerations relating to certain insignificant historical business acquisitions.

Income taxes

Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to note 11, “Income Taxes,” of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 for further discussion.

Our policy is to provide a reserve against deferred tax assets in our estimation that are not more likely than not to be realized.

The consolidated effective tax rate was 0.5% and 7.8% for three-month periods ended June 28, 2013 and June 29, 2012, respectively, and varies from the Singapore statutory rate of 17.0% as a result of the amount of earnings from different jurisdictions, operating loss carryforwards, income tax credits, changes in previously established valuation allowances for deferred tax assets based upon our current analysis of the realizability of these deferred tax assets, changes in liabilities for uncertain tax positions, as well as certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, Israel, and Singapore. We generate most of our revenues and profits from operations outside of Singapore. We currently do not anticipate a significant impact to our fiscal year 2014 effective rate as a result of changes to the mix in revenues and operating profits between taxing jurisdictions.  The effective tax rate for the three-month period ended June 28, 2013 is lower than the effective rate for the three-month period ended June 29, 2012 primarily as a result of a net decrease in liabilities for uncertain tax positions of $8.6 million (primarily driven by a tax audit settlement during the current quarter), which is recorded on a discrete basis in the quarter in which circumstances change and indicate an adjustment to income tax assets or liabilities is required.

LIQUIDITY AND CAPITAL RESOURCES

As of June 28, 2013, we had cash and cash equivalents of approximately $1.3 billion and bank and other borrowings of approximately $2.1 billion. We also have a $1.5 billion revolving credit facility that expires in October 2016 under which there were no borrowings outstanding as of the end of the quarter.  As of June 28, 2013, we were in compliance with the covenants under each of our existing credit facilities and indenture.

Cash provided by operating activities was $198.6 million during the three-month period ended June 28, 2013. This resulted primarily from $59.3 million of net income for the period as adjusted to exclude approximately $119.1 million of net non-cash expenses for depreciation, amortization and other impairment charges, and $20.3 million from changes in our operating assets and liabilities.

For the quarterly periods indicated, certain key liquidity metrics were as follows:

Three-Month Periods Ended
	June 28, 2013	March 31, 2013	December 31, 2012	September 28, 2012	June 29, 2012

Days in trade accounts receivable	43 days	46 days	42 days	44 days	47 days
Days in inventory	49 days	50 days	47 days	49 days	52 days
Days in accounts payable	67 days	70 days	65 days	66 days	69 days
Cash conversion cycle	25 days	26 days	24 days	27 days	30 days

Days in trade accounts receivable was calculated as average accounts receivable for the current and prior quarters, excluding the reduction in accounts receivable resulting from non-cash accounts receivable sales, divided by annualized sales for the current quarter by day.  During the three-month period ended June 28, 2013, days in trade accounts receivable decreased by 4 days to 43 days compared to the three-month period ended June 29, 2012 primarily due to the timing of invoicing and customer collections.  Non-cash accounts receivable sales, or deferred purchase price receivables included in the calculation of days in trade receivables were $420.9 million, $412.4 million, $462.0 million, $458.1 million and $513.9 million for the quarters ended June 28, 2013, March 31, 2013, December 31, 2012, September 28, 2012, and June 29, 2012, respectively. Deferred purchase price receivables are recorded in other current assets in the condensed consolidated balance sheets. For further information regarding deferred purchase price receivables see note 8 of our notes to the condensed consolidated financial statements.

Days in inventory was calculated as the average inventory for the current and prior quarters divided by annualized cost of sales for the respective quarter by day.  Days in inventory during the three-month period ended June 28, 2013 decreased by 3 days to 49 days, compared to the three-month period ended June 29, 2012.  The decrease was primarily as a result of our acquisition of certain manufacturing facilities from Google’s Motorola Mobility during the three months ended June 28, 2013 which is included in our HVS business.  HVS generally carry higher inventory turns than the overall company average.

Days in accounts payable was calculated as the average accounts payable for the current and prior quarters divided by annualized cost of sales for the respective quarter by day. During the three-month period ended June 28, 2013, days in accounts payable decreased by 2 days to 67 days compared to the three-month period ended June 29, 2012 primarily due to reduced average accounts payable balances in the current quarter as a result of timing of payments.

Our cash conversion cycle was calculated as the sum of inventory turns in days and days sales of receivables outstanding less days payable outstanding in accounts payable.  During the three-month period ended June 28, 2013, our cash conversion cycle decreased by 5 days to 25 days compared to the three-month period ended June 29, 2012, due to the factors for each of the components in the calculation discussed above.

Cash used by investing activities amounted to $298.7 million during the three-month period ended June 28, 2013.  This resulted primarily from the payment of $187.5 million towards the acquisition of two businesses completed during the three-month period ended June 28, 2013, $141.4 million in net capital expenditures for property and equipment and $37.1 million relating to purchases of other investments and customer specific assets.  These were partially offset by proceeds of $67.3 million from our sale of shares in a certain supplier.

We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our free cash flow, which is calculated as cash provided by operations less net purchases of property and equipment, was an inflow of $57.2 million for the three-month period ended June 28, 2013 compared to an outflow of $59.0 million for the three-month period ended June 29, 2012. Free cash flow is not a measure of liquidity under generally accepted accounting principles in the United States, and may not be defined and calculated by other companies in the same manner. Free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities.  Free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Three-Month Periods Ended
	June 28, 2013	June 29, 2012
	(In thousands)
Net cash provided by operating activities	$198,576	$45,598
Purchases of property and equipment	(144,737)	(117,395)
Proceeds from the disposition of property and equipment	3,364	12,808
Free cash flow	$57,203	$(58,989)

Cash used in financing activities was $197.6 million during the three-month period ended June 28, 2013, which was primarily the result of cash paid of $215.2 million related to the repurchase of our ordinary shares and net repayments of debt of $9.0 million, partially off-set by the funding used to finance customer specific assets amounting to $15.7 million.

Our cash balances are held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months. As of June 28, 2013 and March 31, 2013, approximately half of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore.  Although substantially all of the amounts held outside of Singapore could be repatriated, under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $457.7 million as of March 31, 2013). Repatriation could result in an additional income tax payment, however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.

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

We continue to assess our capital structure and evaluate the merits of redeploying available cash to reduce existing debt or repurchase ordinary shares. During the three-month period ended June 28, 2013 we improved our cash flow from operations further by $87.1 million through increasing the amount of trade receivables sold for cash.

During the first quarter of fiscal year 2014, we repurchased 29.0 million of the Company’s shares, and retired all of these shares. As of June 28, 2013, approximately 6.3 million of the authorized shares were remaining to be repurchased under the current plan.

Our Board of Directors, on July 24, 2013, authorized the repurchase of up to 10% of our outstanding ordinary shares which was subsequently approved by our shareholders at the Extraordinary General Meeting held on July 29, 2013. Share repurchases under the share repurchase plan are subject to an aggregate limit of 10% of our ordinary shares outstanding as of the date of the shareholder approval.  We are authorized to repurchase up to a maximum of 61.2 million shares under this plan.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2013.  There have been no material changes in our contractual obligations and commitments since March 31, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

We sell designated pools of trade receivables to unaffiliated financial institutions under our ABS programs, and in addition to cash, we receive a deferred purchase price receivable for each pool of the receivables sold. Each of these deferred purchase price receivables serves as additional credit support to the financial institutions and is recorded at its estimated fair value. As of June 28, 2013 and March 31, 2013, the fair value of our deferred purchase price receivable was approximately $420.9 million and $412.4 million, respectively. As of June 28, 2013 and March 31, 2013, the outstanding balance on receivables sold for cash was $807.6 million and $720.5 million, respectively, under all our accounts receivable sales programs, which are not included in our condensed consolidated balance sheets. For further information see note 8 of our notes to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the three-month period ended June 28, 2013 as compared to the fiscal year ended March 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 28, 2013, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 28, 2013, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our first quarter of fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2013, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of our ordinary shares made by us for the period from April 1, 2013 through June 28, 2013:

			Total Number of Shares	Approximate Dollar Value
	Total Number		Purchased as Part of	of Shares that May Yet
	of Shares	Average Price	Publicly Announced	Be Purchased Under the
Period	Purchased (1)	Paid per Share	Plans or Programs (2)	Plans or Programs (2)
April 1 - May 3, 2013	11,807,844	$6.76	11,807,844	$158,964,422
May 4 - May 31, 2013	6,972,196	$7.32	6,972,196	$121,042,751
June 1 - June 28, 2013	10,236,745	$7.66	10,236,745	$48,332,785
Total	29,016,785		29,016,785

(1)                   During the period from April 1, 2013 through June 28, 2013, all purchases were made pursuant to the program discussed below in open market transactions.  All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)                     On September 13, 2012, our Board of Directors authorized the repurchase of up to 10% of the Company’s outstanding ordinary shares which was approved by the Company’s shareholders at the 2012 Extraordinary General Meeting held on August 30, 2012.  As of June 28, 2013, we had 6.3 million shares available to be repurchased under the plan with an approximate dollar value of $48.3 million at an average price of $7.66 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits — See Index to Exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXTRONICS INTERNATIONAL LTD.
(Registrant)

/s/ Michael M. McNamara
Michael M. McNamara
Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2013
/s/ Christopher Collier
Christopher Collier
Chief Financial Officer
(Principal Financial Officer)

Date: August 1, 2013

EXHIBIT INDEX

Exhibit No.	Exhibit

10.01	Form of Performance-Based Restricted Stock Unit Award (S&P500/Extended EMS Group)
10.02	Form of 2010 Deferred Compensation Plan Award Agreement (performance targets, cliff vesting)
10.03	Form of 2010 Deferred Compensation Plan Award Agreement (non-performance, periodic vesting, continuing Participant)
10.04	Separation Agreement between Mr. Paul Read and Flextronics International USA, Inc., effective as of June 12, 2013
15.01	Letter in lieu of consent of Deloitte & Touche LLP.
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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