Form 10-Q
period 2012-10-27
FLEXTRONICS INTERNATIONAL LTD.
filed 2013-11-01
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2013

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

(65) 6876-9899

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2013

Ordinary Shares, No Par Value	607,783,096

FLEXTRONICS INTERNATIONAL LTD.

INDEX

		Page
	PART I. FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3
	Report of Independent Registered Public Accounting Firm	3
	Condensed Consolidated Balance Sheets (unaudited) — September 27, 2013 and March 31, 2013	4
	Condensed Consolidated Statements of Operations (unaudited) — Three-Month and Six-Month Periods Ended September 27, 2013 and September 28, 2012	5
	Condensed Consolidated Statements of Comprehensive Income (unaudited) — Three-Month and Six-Month Periods Ended September 27, 2013 and September 28, 2012	6
	Condensed Consolidated Statements of Cash Flows (unaudited) — Six-Month Periods Ended September 27, 2013 and September 28, 2012	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

	PART II. OTHER INFORMATION	32

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	33
Signatures		34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flextronics International Ltd.
Singapore

We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of September 27, 2013, and the related condensed consolidated statements of operations and of comprehensive income for the three-month and six-month periods ended September 27, 2013 and September 28, 2012, and the condensed consolidated statements of cash flows for the six-month periods ended September 27, 2013 and September 28, 2012. These interim financial statements are the responsibility of the Company’s management.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California

November 1, 2013

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 27, 2013	March 31, 2013
	(In thousands,
	except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,127,066	$1,587,087
Accounts receivable, net of allowance for doubtful accounts of $3,693 and $10,877 as of September 27, 2013 and March 31, 2013, respectively	2,395,989	2,111,996
Inventories	3,876,070	2,722,500
Other current assets	1,543,771	1,349,818
Total current assets	8,942,896	7,771,401
Property and equipment, net	2,377,549	2,174,588
Goodwill and other intangible assets, net	345,016	343,552
Other assets	339,024	302,014
Total assets	$12,004,485	$10,591,555

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$43,427	$416,654
Accounts payable	5,112,253	3,705,297
Accrued payroll	407,687	351,683
Other current liabilities	1,813,977	1,699,151
Total current liabilities	7,377,344	6,172,785
Long-term debt, net of current portion	2,013,706	1,650,973
Other liabilities	494,970	521,039
Commitments and contingencies (Note 13)
Shareholders’ equity
Ordinary shares, no par value; 657,813,124 and 689,159,139 issued, and 607,573,769 and 638,919,784 outstanding as of September 27, 2013 and March 31, 2013, respectively	7,739,465	8,015,142
Treasury shares, at cost; 50,239,355 shares as of September 27, 2013 and March 31, 2013	(388,215)	(388,215)
Accumulated deficit	(5,125,226)	(5,302,688)
Accumulated other comprehensive loss	(107,559)	(77,481)
Total shareholders’ equity	2,118,465	2,246,758
Total liabilities and shareholders’ equity	$12,004,485	$10,591,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Six-Month Periods Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(In thousands, except per share amounts)
	(Unaudited)

Net sales	$6,410,106	$6,174,841	$12,201,231	$12,150,836
Cost of sales	6,041,683	5,808,069	11,486,647	11,426,707
Restructuring charges	—	—	35,126	—
Gross profit	368,423	366,772	679,458	724,129
Selling, general and administrative expenses	218,500	192,183	436,485	382,527
Intangible amortization	7,718	7,265	15,920	15,074
Restructuring charges	—	—	5,634	—
Interest and other, net	13,601	(10,450)	33,285	335
Income from continuing operations before income taxes	128,604	177,774	188,134	326,193
Provision for income taxes	10,399	17,321	10,672	28,971
Income from continuing operations	118,205	160,453	177,462	297,222
Loss from discontinued operations, net of tax	—	(9,906)	—	(18,203)
Net income	$118,205	$150,547	$177,462	$279,019
Earnings per share:
Income from continuing operations:
Basic	$0.19	$0.24	$0.29	$0.44
Diluted	$0.19	$0.24	$0.28	$0.44
Loss from discontinued operations:
Basic	$—	$(0.01)	$—	$(0.03)
Diluted	$—	$(0.01)	$—	$(0.03)
Net income:
Basic	$0.19	$0.23	$0.29	$0.42
Diluted	$0.19	$0.22	$0.28	$0.41
Weighted-average shares used in computing per share amounts:
Basic	610,775	666,265	618,447	670,816
Diluted	623,620	678,086	631,760	683,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended		Six-Month Periods Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(In thousands)
	(Unaudited)
Net income	$118,205	$150,547	$177,462	$279,019
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(11,988)	21,135	(29,497)	(10,972)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	9,553	22,218	(581)	6,103
Comprehensive income	$115,770	$193,900	$147,384	$274,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Periods Ended
	September 27, 2013	September 28, 2012
	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$177,462	$279,019
Depreciation, amortization and other impairment charges	227,407	229,700
Changes in working capital and other	(51,111)	19,126
Net cash provided by operating activities	353,758	527,845
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(321,449)	(264,471)
Proceeds from the disposition of property and equipment	10,468	19,275
Acquisition of businesses, net of cash acquired	(187,543)	7,834
Proceeds from divestiture of business, net of cash held in divested business	1,000	16,472
Other investing activities, net	7,436	(58,077)
Net cash used in investing activities	(490,088)	(278,967)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	933,447	160,185
Repayments of bank borrowings, long-term debt and capital lease obligations	(404,801)	(272,211)
Payments for early retirement of long-term debt	(544,840)	—
Payments for repurchase of ordinary shares	(324,594)	(134,014)
Net proceeds from issuance of ordinary shares	19,637	10,636
Other financing activities, net	14,743	31,273
Net cash used in financing activities	(306,408)	(204,131)
Effect of exchange rates on cash and cash equivalents	(17,283)	(1,507)
Net (decrease) increase in cash and cash equivalents	(460,021)	43,240
Cash and cash equivalents, beginning of period	1,587,087	1,518,329
Cash and cash equivalents, end of period	$1,127,066	$1,561,569

Non-cash investing activity:
Accounts payable for fixed assets purchases	$155,109	$81,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION

Organization of the Company

Flextronics International Ltd. (“Flextronics” or the “Company”) was incorporated in the Republic of Singapore in May 1990. The Company’s operations have expanded over the years through a combination of organic growth and acquisitions. The Company is a leading global provider of advanced design, manufacturing and services to original equipment manufacturers (“OEMs”) of a broad range of electronic products serving customers in the following markets: High Reliability Solutions (“HRS”), which is comprised of our medical, automotive, and defense and aerospace businesses; High Velocity Solutions (“HVS”), which includes our mobile devices business, including smart phones, and consumer electronics, including game consoles, high-volume computing business, including notebook personal computing (“PC”), tablets, and printers; Industrial and Emerging Industries (“IEI”), which is comprised of household appliances, semi-cap equipment, energy and our emerging industries businesses; and Integrated Network Solutions (“INS”), which includes our telecommunications infrastructure, data networking, connected home, and server and storage businesses. The Company’s strategy is to provide customers with a full range of cost competitive, global supply chain services through which the Company can design, build, ship and service a complete packaged product for its OEM customers. OEM customers leverage the Company’s services to meet their product requirements throughout the entire product life cycle.

The Company’s service offerings include a comprehensive range of value-added design and engineering services that are tailored to the various markets and needs of its customers. Other focused service offerings relate to , manufacturing (including enclosures, metals, and plastics), system integration and assembly and test services, materials procurement,  inventory management), logistics, and after-sales services (including product repair, warranty services, re-manufacturing and maintenance), supply chain management software solutions and component product offerings like rigid and flexible printed circuit boards and power adapters and chargers.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2013 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended September 27, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014.

The first quarter for fiscal year 2014 and fiscal year 2013 ended on June 28, 2013 and June 29, 2012, respectively. The second quarter for fiscal year 2014 and fiscal year 2013 ended on September 27, 2013 and September 28, 2012, respectively.

2.   BALANCE SHEET ITEMS

Inventories

The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of	As of
	September 27, 2013	March 31, 2013
	(In thousands)
Raw materials	$2,457,840	$1,683,098
Work-in-progress	666,880	421,706
Finished goods	751,350	617,696
	$3,876,070	$2,722,500

Goodwill and Other Intangibles

The following table summarizes the activity in the Company’s goodwill account during the six-month period ended September 27, 2013:

Amount
(In thousands)
Balance, beginning of the year	$262,005
Additions (1)	4,775
Purchase accounting adjustments	4,148
Balance, end of the period	$270,928

(1)     The goodwill generated from the Company’s business combinations completed during the six-month period ended September 27, 2013 is not significant, and is primarily related to value placed on the employee workforce, service offerings and capabilities and expected synergies.  The goodwill is not deductible for income tax purposes.  See note 12 to the condensed consolidated financial statements for additional information.

The components of acquired intangible assets are as follows:

	As of September 27, 2013			As of March 31, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Intangible assets:
Customer-related intangibles	$292,337	$(234,041)	$58,296	$294,310	$(224,517)	$69,793
Licenses and other intangibles	26,540	(10,748)	15,792	21,040	(9,286)	11,754
Total	$318,877	$(244,789)	$74,088	$315,350	$(233,803)	$81,547

The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2014 (1)	$11,232
2015	22,844
2016	18,186
2017	11,477
2018	6,587
Thereafter	3,762
Total amortization expense	$74,088

(1)       Represents estimated amortization for the remaining six-month period ending March 31, 2014.

3.  SHARE-BASED COMPENSATION

The following table summarizes the Company’s share-based compensation expense:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(In thousands)
Cost of sales	$1,866	$1,058	$3,218	$2,515
Selling, general and administrative expenses	6,851	7,316	14,088	15,677
Total stock-based compensation expense	$8,717	$8,374	$17,306	$18,192

Total unrecognized compensation expense related to share options is $1.3 million, net of estimated forfeitures, and will be recognized over a weighted-average remaining vesting period of 1.5 years. As of September 27, 2013, the number of options outstanding and exercisable was 29.2 million and 28.7 million, respectively, at weighted-average exercise prices of $8.98 and $9.01 per share, respectively.

During the six-month period ended September 27, 2013, the Company granted 8.2 million unvested share bonus awards at an average grant date price of $8.04 per share, under its 2010 Equity Incentive Plan.  Of this amount, approximately 2.3 million represents the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions.  The number of shares that ultimately will vest are based on a measurement of the change in the Company’s share price over a certain specified period against the change in both the Standard and Poor’s (“S&P”) 500 Composite Index and an Extended Electronics Manufacturing Services (“EMS”) Group Index over the same period, and will cliff vest after a period of three years, if such market conditions have been met. The number of shares issued can range from zero to 4.6 million.  The average grant-date fair value of these awards was estimated to be $9.34 per share and was calculated using a Monte Carlo simulation.  As of September 27, 2013, approximately 22.9 million unvested share bonus awards were outstanding, of which vesting for a targeted amount of 5.3 million is contingent on meeting certain market conditions.  The number of shares issued can range from zero to 10.1 million based on the achievement levels of the respective market conditions.

As of September 27, 2013, total unrecognized compensation expense related to unvested share bonus awards is $107.7 million, net of estimated forfeitures, and will be recognized over a weighted-average remaining vesting period of 2.60 years. Approximately $19.7 million of the total unrecognized compensation cost, net of estimated forfeitures, is related to awards whereby vesting is contingent on meeting certain market conditions.

4.  EARNINGS PER SHARE

The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted income from continuing and discontinued operations per share:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(In thousands, except per share amounts)
Basic earnings from continuing and discontinued operations per share:
Income from continuing operations	$118,205	$160,453	$177,462	$297,222
Loss from discontinued operations	—	(9,906)	—	(18,203)
Net income	$118,205	$150,547	$177,462	$279,019
Shares used in computation:
Weighted-average ordinary shares outstanding	610,775	666,265	618,447	670,816

Basic earnings from continuing operations per share	$0.19	$0.24	$0.29	$0.44
Basic loss from discontinued operations per share	$—	$(0.01)	$—	$(0.03)
Basic earnings per share	$0.19	$0.23	$0.29	$0.42

Diluted earnings from continuing and discontinued operations per share:
Income from continuing operations	$118,205	$160,453	$177,462	$297,222
Loss from discontinued operations	—	(9,906)	—	(18,203)
Net income	$118,205	$150,547	$177,462	$279,019
Shares used in computation:
Weighted-average ordinary shares outstanding	610,775	666,265	618,447	670,816
Weighted-average ordinary share equivalents from stock options and awards (1) (2)	12,845	11,821	13,313	12,355
Weighted-average ordinary shares and ordinary share equivalents outstanding	623,620	678,086	631,760	683,171

Diluted earnings from continuing operations per share	$0.19	$0.24	$0.28	$0.44
Diluted loss from discontinued operations per share	$—	$(0.01)	$—	$(0.03)
Diluted earnings per share	$0.19	$0.22	$0.28	$0.41

(1)         Options to purchase ordinary shares of 18.1 million and 20.4 million during the three-month periods ended September 27, 2013 and September 28, 2012, respectively, and share bonus awards of 1.0 million each during the three-month periods ended September 27, 2013 and September 28, 2012 were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted average ordinary share equivalents.

(2)         Options to purchase ordinary shares of 18.7 million and 21.6 million during the six-month periods ended September 27, 2013 and September 28, 2012, respectively, and share bonus awards of 2.4 million and 1.0 million during the six-month periods ended September 27, 2013 and September 28, 2012, respectively were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted average ordinary share equivalents.

5. BANK BORROWINGS AND LONG-TERM DEBT

Bank borrowings and long-term debt are as follows:

	As of	As of
	September 27, 2013	March 31, 2013
	(In thousands)

4.625% Notes due February 2020	$500,000	$500,000
5.000% Notes due February 2023	500,000	500,000
Term Loan, including current portion, due October 2014	—	170,340
Term Loan, including current portion, due in installments through October 2016	452,065	517,500
Term Loan, including current portion, due in installments through August 2018	600,000	—
Asia Term Loans	—	375,000
Other	5,068	4,787
	2,057,133	2,067,627
Current portion	(43,427)	(416,654)
Non-current portion	$2,013,706	$1,650,973

The weighted average interest rates for the Company’s long-term debt were 3.3% and 3.5% as of September 27, 2013 and March 31, 2013, respectively.

On August 30, 2013, the Company entered into a $600 million term loan agreement due August 30, 2018 and used part of the proceeds to repay the outstanding balances of the term loan due October 2014 and the Asia Term Loans in full amounting to $170.3 million and $374.5 million, respectively. The remaining $55.2 million was used to repay part of the term loan due October 2016 and upfront bank fees.

Borrowings under the term loan due August 2018 bear interest, at the Company’s option, either at (i) LIBOR plus the applicable margin for LIBOR loans ranging between 1.00% and 2.00%, based on the Company’s credit ratings or (ii) the base rate (the greatest of the agent’s prime rate, the federal funds rate plus 0.50% and LIBOR for a one-month interest period plus 1.00%) plus an applicable margin ranging between 0.00% and 1.00%, based on the Company’s credit rating.

This term loan agreement is unsecured, and contains customary restrictions on the Company’s and its subsidiaries’ ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of exceptions and limitations. This term loan agreement also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio, as defined therein, during its term. As of September 27, 2013, the Company was in compliance with the covenants under this term loan agreement.

Repayments of the Company’s long term debt outstanding as of September 27, 2013 are as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2014 (1)	$24,678
2015	44,518
2016	52,018
2017	368,351
2018	15,000
Thereafter	1,552,568
Total	$2,057,133

(1)       Represents scheduled repayments for the remaining six-month period ending March 31, 2014.

6. INTEREST AND OTHER, NET

During the three-month and six-month periods ended September 27, 2013, the Company recognized interest expense of $20.3 million and $40.5 million, respectively, on its debt obligations outstanding during the period. During the three-month and six-month periods ended September 28, 2012, the Company recognized interest expense of $15.5 million and $31.3 million, respectively.

During the three-month and six-month periods ended September 27, 2013, the Company recognized interest income of $4.0 million and $7.3 million, respectively. During the three-month and six-month periods ended September 28, 2012, the Company recognized interest income of $4.8 million and $11.8 million, respectively.

During the three-month and six-month periods ended September 27, 2013, the Company recognized gains on foreign exchange transactions of $3.4 million and $8.0 million, respectively. During the three-month and six-month periods ended September 28, 2012 the Company recognized gains on foreign exchange transactions of $2.8 million and $7.6 million, respectively.

The Company had warrants to purchase common shares of a certain supplier, which were exercised and the underlying shares were sold for total proceeds of $67.3 million resulting in a loss of $7.1 million during the six-month period ended September 27, 2013. The Company recognized a gain of $23.0 million relating to the change in fair value of these same warrants during the six-month period ended September 28, 2012.

7.  FINANCIAL INSTRUMENTS

Foreign Currency Contracts

The Company enters into forward contracts and foreign currency swap contracts to manage the foreign currency risk associated with monetary accounts and anticipated foreign currency denominated transactions.  The Company hedges committed exposures and does not engage in speculative transactions.  As of September 27, 2013, the aggregate notional amount of the Company’s outstanding foreign currency forward and swap contracts was $4.1 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	3,464,000	—	$566,013	$—
EUR	8,145	22,891	11,025	30,982
HUF	12,007,000	—	54,311	—
ILS	30,600	—	8,608	—
MXN	1,736,300	—	134,225	—
MYR	282,700	—	87,727	—
SGD	30,050	—	23,984	—
Other	N/A	N/A	55,191	1,950
			941,084	32,932
Other Forward/Swap Contracts
BRL	167,200	104,600	75,237	47,068
CAD	118,959	113,424	114,642	109,519
CNY	939,109	—	153,270	—
EUR	490,726	614,557	663,209	829,837
GBP	33,575	57,644	53,912	92,360
HUF	17,853,300	19,870,600	80,755	89,880
JPY	8,473,058	5,385,861	85,901	54,676
MXN	1,403,530	967,210	108,501	74,771
MYR	190,904	45,791	59,241	14,210
SEK	427,975	677,519	66,701	105,586
SGD	24,440	4,397	19,507	3,509
Other	N/A	N/A	135,557	54,684
			1,616,433	1,476,100

Total Notional Contract Value in USD			$2,557,517	$1,509,032

Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards.  Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the condensed consolidated statements of operations.  Gains or losses from fair value adjustments for these instruments are designed to offset losses and gains from the Company’s revaluation of monetary assets and liabilities denominated in a non-functional currency. As of September 27, 2013 and March 31, 2013, the Company also has included net deferred losses and gains, respectively, in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. These deferred losses and gains were not material, and the deferred losses as of September 27, 2013 are expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations primarily over the next twelve-month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal periods presented and are included as a component of interest and other, net in the condensed consolidated statements of operations.

The following table presents the fair value of the Company’s derivative instruments located on the condensed consolidated balance sheets utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 27, 2013	March 31, 2013	Balance Sheet Location	September 27, 2013	March 31, 2013
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$9,877	$11,032	Other current liabilities	$3,188	$3,999

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$14,550	$16,531	Other current liabilities	$11,475	$11,291

As of September 27, 2013, the Company did not have any master netting arrangements.  The asset and liability balances presented in the table above reflect the gross amounts of derivatives in the condensed consolidated balance sheets.  Accordingly, there are no offsetting amounts that net assets against liabilities.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component, net of tax, during the three-month and six-month periods ended September 27, 2013 are as follows:

	Three-Month Period Ended			Six-Month Period Ended
	September 27, 2013			September 27, 2013
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(28,991)	$(76,133)	$(105,124)	$(18,857)	$(58,624)	$(77,481)
Other comprehensive gain (loss) before reclassifications	5,937	(11,988)	(6,051)	(308)	(29,497)	(29,805)
Net losses (gains) reclassified from accumulated other comprehensive loss	3,616	—	3,616	(273)	—	(273)
Net current-period other comprehensive gain (loss)	9,553	(11,988)	(2,435)	(581)	(29,497)	(30,078)
Ending balance	$(19,438)	$(88,121)	$(107,559)	$(19,438)	$(88,121)	$(107,559)

Substantially all unrealized losses relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three-month and six-month periods ended September 27, 2013, was recognized as a component of cost of sales in the condensed consolidated statement of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges.

9.  TRADE RECEIVABLES SECURITIZATION

The Company sells trade receivables under two asset-backed securitization programs and under an accounts receivable factoring program.

Asset-Backed Securitization Programs

The Company continuously sells designated pools of trade receivables under its Global Asset-Backed Securitization Agreement (the “Global Program”) and its North American Asset-Backed Securitization Agreement (the “North American Program,” collectively, the “ABS Programs”) to affiliated special purpose entities, which in turn sell 100% of the receivables to unaffiliated financial institutions. These programs allow the operating subsidiaries to receive a cash payment and a deferred purchase price receivable for sold receivables.  The Company maintains a continuing involvement in the receivables sold as a result of the deferred purchase price. The investment limits by the financial institutions are $500.0 million for the Global Program and $300.0 million for the North American Program and require a minimum level of deferred purchase price receivable to be retained by the Company in connection with the sales.

Servicing fees recognized during the three-month and six-month periods ended September 27, 2013 and September 28, 2012 were not material and are included in interest and other, net within the condensed consolidated statements of operations.  As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets and liabilities are recognized.

As of September 27, 2013, approximately $1.2 billion of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds of $600.5 million and deferred purchase price receivables of approximately $558.3 million.  As of March 31, 2013, approximately $1.0 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $556.9 million and deferred purchase price receivables of approximately $412.4 million.  The deferred purchase price receivables are included in other current assets as of September 27, 2013 and March 31, 2013, and were carried at the expected recovery amount of the related receivables.  The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a loss on sale of the related receivables and recorded in interest and other, net in the condensed consolidated statements of operations and were immaterial for all periods presented.

As of September 27, 2013 and March 31, 2013, the accounts receivable balances that were sold under the ABS Programs were removed from the condensed consolidated balance sheets and the net cash proceeds received by the Company were included as cash provided by operating activities in the condensed consolidated statements of cash flows.

For the six-month periods ended September 27, 2013 and September 28, 2012, cash flows from sales of receivables under the ABS Programs consisted of approximately $1.9 billion for each period for transfers of receivables (of which approximately $0.2 billion and $0.3 billion, respectively represented new transfers and the remainder proceeds from collections reinvested in revolving-period transfers for both periods).

The following table summarizes the activity in the deferred purchase price receivables account:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(In thousands)
Beginning balance	$420,887	$513,907	$412,357	$514,895
Transfers of receivables	983,623	835,538	1,866,540	1,715,482
Collections	(846,199)	(891,360)	(1,720,586)	(1,772,292)
Ending balance	$558,311	$458,085	$558,311	$458,085

Trade Accounts Receivable Sale Programs

The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected was approximately $495.9 million and $163.6 million as of September 27, 2013 and March 31, 2013, respectively. For the six-month periods ended September 27, 2013 and September 28, 2012, total accounts receivable sold to certain third party banking institutions was approximately $1.2 billion and $622.3 million, respectively. The loss on sales of accounts receivables sold was not material for the three-month and six-month periods ended September 27, 2013 and September 28, 2012 and recorded in interest and other, net in the condensed consolidated statements of operations.  The receivables that were sold were removed from the condensed consolidated balance sheets and were reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.

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

	Three-Month Periods Ended		Six-Month Periods Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(In thousands)
Beginning balance	$19,000	$5,944	$25,000	$1,151
Additions to accrual	—	5,000	—	10,000
Payments	—	(188)	—	(395)
Fair value adjustments	(3,000)	(325)	(9,000)	(325)
Ending balance	$16,000	$10,431	$16,000	$10,431

The Company values deferred purchase price receivables relating to its asset-backed securitization program based on a discounted cash flow analysis using unobservable inputs (i.e., level 3 inputs), which are primarily risk free interest rates adjusted for the credit quality of the underlying creditor and due to its high credit quality and short term maturity their fair value approximates carrying value.  Significant increases in either of the significant unobservable inputs (credit spread, risk free interest rate) in isolation would result in lower fair value estimates, but is insignificant. The interrelationship between these inputs is also insignificant.  Refer to note 9 to the condensed consolidated financial statements for a reconciliation of the change in the deferred purchase price receivable during the three-month and six-month periods ended September 27, 2013 and September 28, 2012.

There were no transfers between levels in the fair value hierarchy during the three-month and six-month periods ended September 27, 2013 and September 28, 2012.

Financial Instruments Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of September 27, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$499,719	$—	$499,719
Deferred purchase price receivable (Note 9)	—	—	558,311	558,311
Foreign exchange forward contracts (Note 7)	—	24,427	—	24,427
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	8,953	41,461	—	50,414
Liabilities:
Foreign exchange forward contracts (Note 7)	$—	$(14,663)	$—	$(14,663)
Contingent consideration in connection with business acquisitions	—	—	(16,000)	(16,000)

	Fair Value Measurements as of March 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$497,390	$—	$497,390
Deferred purchase price receivable (Note 9)	—	—	412,357	412,357
Foreign exchange forward contracts (Note 7)	—	27,563	—	27,563
Warrants to purchase common shares	—	—	74,437	74,437
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	6,931	40,972	—	47,903
Liabilities:
Foreign exchange forward contracts (Note 7)	$—	$(15,290)	$—	$(15,290)
Contingent consideration in connection with business acquisitions	—	—	(25,000)	(25,000)

Assets Measured at Fair Value on a Nonrecurring Basis

The Company has certain long-lived assets that are measured at fair value on a nonrecurring basis, and are as follows:

	Fair Value Measurements as of September 27, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Assets held for sale	$—	$25,306	$—	$25,306

	Fair Value Measurements as of March 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Assets held for sale	$—	$11,089	$—	$11,089
Property and equipment	—	25,331	—	25,331

Assets held for sale

Assets held for sale are recorded at the lesser of the carrying value or fair value, which is based on comparable sales from prevailing market data (level 2 inputs).  During the six-month period ended September 27, 2013, the Company recognized an impairment charge of $3.6 million in fair value adjustments and sold $1.8 million of assets held for sale. Of the $3.6 million impaired, $1.9 million was recognized during the quarter ended June 28, 2013 for fair value adjustments to machinery and equipment previously impaired in its restructuring activities during fiscal year 2013 and classified these assets as held for sale as of September 27, 2013.

The assets held for sale as of September 27, 2013 primarily represent manufacturing facilities that have been closed as part of the Company’s facility consolidations and the related manufacturing assets.

Property and equipment

Property and equipment includes the carrying value of certain assets that were impaired during the fiscal year ended March 31, 2013 as a result of the Company’s restructuring activities as further discussed in note 11 to the condensed consolidated financial statements.

There were no transfers between levels in the fair value hierarchy for these long-lived assets during the three-month and six-month periods ended September 27, 2013 and September 28, 2012.

Other financial instruments

The following table presents the Company’s debt not carried at fair value:

	As of September 27, 2013		As of March 31, 2013
	Carrying	Fair	Carrying	Fair	Fair Value
	Amount	Value	Amount	Value	Hierarchy
	(In thousands)
Term loan dated October 1, 2007	$—	$—	$170,340	$170,496	Level 1
Term loan dated October 19, 2011	452,065	449,524	517,500	518,794	Level 1
4.625% Notes dated February 20, 2013 (due 2020)	500,000	497,500	500,000	507,190	Level 1
5.000% Notes dated February 20, 2013 (due 2023)	500,000	480,000	500,000	500,000	Level 1
Term loan dated August 30, 2013 (due 2018)	600,000	585,378	—	—	Level 1
Asia term loans	—	—	375,000	375,343	Level 2
Total	$2,052,065	$2,012,402	$2,062,840	$2,071,823

The term loans and Notes are valued based on broker trading prices in active markets.

The Company’s Asia Term Loans were not traded publicly; however, as the pricing, maturity and other pertinent terms of these loans closely approximated those of the Term Loan Agreements dated October 1, 2007, and October 19, 2011, management estimated the respective trading prices would be approximately the same.

11. RESTRUCTURING CHARGES

The Company initiated certain restructuring activities intended to improve its operational efficiencies by reducing excess workforce and capacity during fiscal year 2013. These restructuring activities extended through the quarter ended June 28, 2013. There were no restructuring charges incurred during the three-month period ended September 27, 2013. Restructuring charges are recorded based upon employee termination dates, site closure and consolidation plans.

During the six-month period ended September 27, 2013, the Company recognized restructuring charges of approximately $40.8 million, of which $32.2 million was associated with the terminations of 5,106 identified employees. The identified employee terminations by reportable geographic region amounted to approximately 3,947, 1,105 and 54 for Asia, the Americas and Europe, respectively. The costs associated with these restructuring activities include employee severance, other personnel costs, non-cash impairment charges on equipment no longer in use and are to be disposed of, and other exit related costs due to facility closures or rationalizations.  Of the total restructuring charges, $1.9 million were non-cash charges related to the impairment of long-lived assets, and were classified as a component of cost of sales.

The components of the restructuring charges by geographic region during the six-month period ended September 27, 2013 were as follows:

	Americas	Asia	Europe	Total
	(In thousands)
Severance	$11,331	$16,205	$4,631	$32,167
Long-lived asset impairment	—	1,900	—	1,900
Other exit costs	2,248	3,157	1,288	6,693
Total restructuring charges	$13,579	$21,262	$5,919	$40,760

The majority of severance costs were classified as a component of cost of sales.

During the six-month period ended September 27, 2013, the Company recognized approximately $6.7 million of other exit costs, which was primarily comprised of $3.8 million related to personnel costs and $2.9 million of contractual obligations that resulted from facility closures. The majority of these costs were classified as a component of cost of sales.

The following table summarizes the provisions, respective payments, and remaining accrued balance as of September 27, 2013 for charges incurred in fiscal year 2014 and prior periods:

		Long-Lived	Other
	Severance	Asset Impairment	Exit Costs	Total
	(In thousands)
Balance as of March 31, 2013	$83,689	$—	$14,211	$97,900
Provision for charges incurred in first quarter of fiscal year 2014	32,167	1,900	6,693	40,760
Cash payments for charges incurred in fiscal year 2014 and 2013	(21,523)		(2,872)	(24,395)
Cash payments for charges incurred in fiscal year 2010 and prior	(236)		(1,164)	(1,400)
Non-cash charges incurred in first quarter of fiscal year 2014	—	(1,900)	—	(1,900)
Balance as of June 28, 2013	94,097	—	16,868	110,965
Cash payments for charges incurred in fiscal year 2014 and 2013	(40,209)	—	(4,717)	(44,926)
Cash payments for charges incurred in fiscal year 2010 and prior	(335)	—	(277)	(612)
Balance as of September 27, 2013	53,553	—	11,874	65,427
Less: current portion (classified as other current liabilities)	49,807	—	6,355	56,162
Accrued restructuring costs, net of current portion (classified as other liabilities)	$3,746	$—	$5,519	$9,265

12. BUSINESS AND ASSET ACQUISITIONS

On April 16, 2013, the Company completed the acquisition of certain manufacturing operations from Google’s Motorola Mobility LLC.  The Company also entered into a manufacturing and services agreement with Motorola Mobility LLC for mobile devices in conjunction with this acquisition.  This acquisition expanded the Company’s relationship with Google’s Motorola Mobility and its capabilities in the mobile devices market. The results of operations were included in the Company’s condensed consolidated financial results beginning on the date of acquisition.  Revenues were approximately 10% of total revenue for the three-month period ended September 27, 2013 and 8% of total revenue for the six-month period ended September 27, 2013.  Operating results of the acquired operations during the three-month and six-month periods ended September 27, 2013 were not significant to the condensed consolidated financial results of the Company.  On a pro forma basis, the estimated increase to our previously reported revenue amounts to reflect the acquisition of this business as of the first day of the prior comparative period is $919.8 million and $1.9 billion for the three-month and six-month periods ended September 28, 2012, respectively, and operating results for the same periods were immaterial.

The cash consideration for this acquisition amounted to $178.9 million. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition.  Management is in the process of determining the fair value amounts for certain assets acquired, including the value of identifiable intangible assets and certain liabilities assumed.  The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill.

The following represents the Company’s preliminary allocation of the total purchase price to the acquired assets and liabilities assumed of Google’s Motorola Mobility LLC as of September 27, 2013.  There were no significant changes in the fair value of assets acquired and liabilities assumed during the three-month period ended September 27, 2013.

Amount
(In thousands)
Current assets:
Inventory	$97,740
Other current assets	237
Total current assets	97,977
Property and equipment	45,198
Goodwill	2,844
Intangible assets — customer relationships	2,948
Other assets	31,457
Total assets	$180,424

Current liabilities:
Other current liabilities	$1,519
Total liabilities	1,519
Total aggregate purchase price	$178,905

Additionally, during the six-month period ended September 27, 2013, the Company completed another acquisition for $9.5 million that was not significant to the Company’s consolidated financial position, results of operations and cash flows.  This business expanded the Company’s capabilities primarily in manufacturing operations for plastic parts and components.  The Company acquired primarily property and equipment and recorded goodwill amounting to $1.9 million in connection with this acquisition.  The results of operations were included in the Company’s condensed consolidated financial results beginning on the date of acquisition.  Pro-forma results of operations for this acquisition have not been presented because the effects of the acquisition were immaterial to the Company’s financial results.

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

13.  COMMITMENTS AND CONTINGENCIES

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

On October 31, 2013, the Mexican government approved significant tax reform legislation.  The Company is still assessing the impact of this reform, however, the resulting changes could have a material impact to the future income tax expense of the Company.

14.  SHARE REPURCHASES

During the three-month and six-month periods ended September 27, 2013 the Company repurchased 12.2 million shares at an aggregate purchase price of $103.4 million and 41.2 million shares at an aggregate purchase price of $312.7 million, respectively and retired all these shares.

On September 30, 2013, the Singapore Companies Act was amended to increase the share repurchase limit for companies incorporated in Singapore, from 10% to 20% of their shares outstanding as of the most recent shareholder approval date, subject to the requirements under the Singapore Companies Act.

15.  DISCONTINUED OPERATIONS

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

The results from discontinued operations for the three-month and six-month periods ended September 28, 2012 were as follows:

	Three-Month Periods Ended	Six-Month Periods Ended
	September 28, 2012	September 28, 2012
	(In thousands)
Net sales	$15,767	$32,013
Cost of sales	14,415	34,305
Gross profit (loss)	1,352	(2,292)
Selling, general and administrative expenses	760	1,927
Intangibles amortization	9,969	11,000
Interest and other expense, net	520	3,948
Loss before income taxes	(9,897)	(19,167)
Provision for (benefit from) income taxes	9	(964)
Net loss of discontinued operations	$(9,906)	$(18,203)

Interest and other, net include the loss on sale of the businesses amounting to $4.7 million.  The Company did not have any discontinued operations during the six-month period ended September 27, 2013.

All assets relating to the discontinued operations were sold as of March 31, 2013.

16.  SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Flextronics International Ltd. (“Parent”) has two tranches of Notes of $500 million each outstanding, which mature on February 15, 2020 and February 15, 2023, respectively. These notes are senior unsecured obligations, and are guaranteed, fully and unconditionally, jointly and severally, on an unsecured basis, by certain of the Company’s 100% owned subsidiaries (the “guarantor subsidiaries”). These subsidiary guarantees will terminate upon 1) a sale or other disposition of the guarantor or the sale or disposition of all or substantially all the assets of the guarantor (other than to Flextronics or a subsidiary); 2) such guarantor ceasing to be a guarantor or a borrower under the Company’s Term Loan Agreement and the Revolving Line of Credit; 3) defeasance or discharge of the Notes, as provided in the Notes indenture; or 4) if at any time the notes are rated investment grade.

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

Condensed Consolidating Balance Sheets as of September 27, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$263,505	$70,484	$793,077	$—	$1,127,066
Accounts receivable	—	955,168	1,440,821	—	2,395,989
Inventories	—	1,508,576	2,367,494	—	3,876,070
Inter company receivable	4,595,738	4,587,105	7,905,316	(17,088,159)	—
Other current assets	920	214,369	1,328,482	—	1,543,771
Total current assets	4,860,163	7,335,702	13,835,190	(17,088,159)	8,942,896
Property and equipment, net	—	459,989	1,917,560	—	2,377,549
Goodwill and other intangible assets, net	925	41,256	302,835	—	345,016
Other assets	2,568,779	105,514	4,544,377	(6,879,646)	339,024
Investment in subsidiaries	4,066,578	(680,710)	17,282,847	(20,668,715)	—
Total assets	$11,496,445	$7,261,751	$37,882,809	$(44,636,520)	$12,004,485

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$43,187	$60	$180	$—	$43,427
Accounts payable	—	1,324,720	3,787,533	—	5,112,253
Accrued payroll	—	92,114	315,573	—	407,687
Inter company payable	4,752,227	7,301,675	5,034,257	(17,088,159)	—
Other current liabilities	25,160	549,748	1,239,069	—	1,813,977
Total current liabilities	4,820,574	9,268,317	10,376,612	(17,088,159)	7,377,344
Long term liabilities	4,557,406	2,076,029	2,754,887	(6,879,646)	2,508,676
Shareholders’ equity	2,118,465	(4,082,595)	24,751,310	(20,668,715)	2,118,465
Total liabilities and shareholders’ equity	$11,496,445	$7,261,751	$37,882,809	$(44,636,520)	$12,004,485

Condensed Consolidating Balance Sheets as of March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$740,515	$82,900	$763,672	$—	$1,587,087
Accounts receivable	—	458,617	1,653,379	—	2,111,996
Inventories	—	1,063,627	1,658,873	—	2,722,500
Inter company receivable	4,440,955	4,726,673	6,490,274	(15,657,902)	—
Other current assets	6,182	178,585	1,165,051	—	1,349,818
Total current assets	5,187,652	6,510,402	11,731,249	(15,657,902)	7,771,401
Property and equipment, net	—	328,621	1,845,967	—	2,174,588
Goodwill and other intangible assets, net	1,075	40,626	301,851	—	343,552
Other assets	2,498,080	105,136	4,902,815	(7,204,017)	302,014
Investment in subsidiaries	4,127,384	(939,264)	16,920,679	(20,108,799)	—
Total assets	$11,814,191	$6,045,521	$35,702,561	$(42,970,718)	$10,591,555

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$416,594	$60	$—	$—	$416,654
Accounts payable	—	1,077,723	2,627,574	—	3,705,297
Accrued payroll	—	86,073	265,610	—	351,683
Inter company payable	4,963,615	6,093,606	4,600,681	(15,657,902)	—
Other current liabilities	32,440	424,599	1,242,112	—	1,699,151
Total current liabilities	5,412,649	7,682,061	8,735,977	(15,657,902)	6,172,785
Long term liabilities	4,154,784	2,488,279	2,732,966	(7,204,017)	2,172,012
Shareholders’ equity	2,246,758	(4,124,819)	24,233,618	(20,108,799)	2,246,758
Total liabilities and shareholders’ equity	$11,814,191	$6,045,521	$35,702,561	$(42,970,718)	$10,591,555

Condensed Consolidating Statements of Operations for the Three-Month Period Ended September 27, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$4,027,991	$5,519,678	$(3,137,563)	$6,410,106
Cost of sales	—	3,678,986	5,500,260	(3,137,563)	6,041,683
Gross profit	—	349,005	19,418	—	368,423
Selling, general and administrative expenses	—	51,435	167,065	—	218,500
Intangible amortization	75	955	6,688	—	7,718
Interest and other, net	(163,869)	283,748	(106,278)	—	13,601
Income (loss) from continuing operations before income taxes	163,794	12,867	(48,057)	—	128,604
Provision for income taxes	—	935	9,464	—	10,399
Equity in earnings in subsidiaries	(45,589)	(71,312)	39,068	77,833	—
Net income (loss)	$118,205	$(59,380)	$(18,453)	$77,833	$118,205

Condensed Consolidating Statements of Operations for the Three-Month Period Ended September 28, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$4,022,666	$4,616,079	$(2,463,904)	$6,174,841
Cost of sales	—	3,606,757	4,665,216	(2,463,904)	5,808,069
Gross profit (loss)	—	415,909	(49,137)	—	366,772
Selling, general and administrative expenses	—	49,313	142,870	—	192,183
Intangible amortization	75	2,268	4,922		7,265
Interest and other, net	(415,209)	268,833	135,926	—	(10,450)
Income (loss) from continuing operations before income taxes	415,134	95,495	(332,855)	—	177,774
Provision for income taxes	—	1,550	15,771	—	17,321
Equity in earnings in subsidiaries	(264,587)	(79,365)	68,123	275,829	—
Income (loss) from continuing operations	150,547	14,580	(280,503)	275,829	160,453
Loss from discontinued operations, net of tax	—	—	(9,906)	—	(9,906)
Net income (loss)	$150,547	$14,580	$(290,409)	$275,829	$150,547

Condensed Consolidating Statements of Operations for the Six-Month Period Ended September 27, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$7,512,424	$10,115,109	$(5,426,302)	$12,201,231
Cost of sales	—	6,819,628	10,093,321	(5,426,302)	11,486,647
Restructuring charges	—	195	34,931	—	35,126
Gross profit (loss)	—	692,601	(13,143)	—	679,458
Selling, general and administrative expenses	—	100,258	336,227	—	436,485
Intangible amortization	150	2,037	13,733	—	15,920
Restructuring charges	800	2,401	2,433	—	5,634
Interest and other, net	(213,203)	550,951	(304,463)	—	33,285
Income (loss) from continuing operations before income taxes	212,253	36,954	(61,073)	—	188,134
Provision for income taxes	10	2,186	8,476	—	10,672
Equity in earnings in subsidiaries	(34,781)	(79,962)	41,893	72,850	—
Net income (loss)	$177,462	$(45,194)	$(27,656)	$72,850	$177,462

Condensed Consolidating Statements of Operations for the Six-Month Period Ended September 28, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$7,719,727	$9,073,609	$(4,642,500)	$12,150,836
Cost of sales	—	6,946,703	9,122,504	(4,642,500)	11,426,707
Gross profit	—	773,024	(48,895)	—	724,129
Selling, general and administrative expenses	—	93,453	289,074	—	382,527
Intangible amortization	150	4,536	10,388		15,074
Interest and other, net	(429,517)	331,379	98,473	—	335
Income (loss) from continuing operations before income taxes	429,367	343,656	(446,830)	—	326,193
Provision for income taxes	—	2,877	26,094	—	28,971
Equity in earnings in subsidiaries	(150,348)	(131,087)	237,025	44,410	—
Income (loss) from continuing operations	279,019	209,692	(235,899)	44,410	297,222
Loss from discontinued operations, net of tax	—	—	(18,203)	—	(18,203)
Net income (loss)	$279,019	$209,692	$(254,102)	$44,410	$279,019

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three-Month Period Ended September 27, 2013

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$118,205	$(59,380)	$(18,453)	$77,833	$118,205
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(11,988)	(8,333)	(39,132)	47,465	(11,988)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	9,553	3,616	9,554	(13,170)	9,553
Comprehensive income (loss)	$115,770	$(64,097)	$(48,031)	$112,128	$115,770

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three-Month Period Ended September 28, 2012

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$150,547	$14,580	$(290,409)	$275,829	$150,547
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	21,135	18,094	(1,058)	(17,036)	21,135
Unrealized gain (loss) on derivative instruments and other, net of zero tax	22,218	3,744	22,219	(25,963)	22,218
Comprehensive income (loss)	$193,900	$36,418	$(269,248)	$232,830	$193,900

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Six-Month Period Ended September 27, 2013

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$177,462	$(45,194)	$(27,656)	$72,850	$177,462
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(29,497)	(12,425)	(66,413)	78,838	(29,497)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	(581)	3,948	(581)	(3,367)	(581)
Comprehensive income (loss)	$147,384	$(53,671)	$(94,650)	$148,321	$147,384

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Six-Month Period Ended September 28, 2012

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$279,019	$209,692	$(254,102)	$44,410	$279,019
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(10,972)	7,346	7,562	(14,908)	(10,972)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	6,103	(3,014)	6,104	(3,090)	6,103
Comprehensive income (loss)	$274,150	$214,024	$(240,436)	$26,412	$274,150

Condensed Consolidating Statements of Cash Flows for the Six-Month Period Ended September 27, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$199,101	$(700,539)	$855,057	$139	353,758
Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(160,789)	(150,192)	—	(310,981)
Acquisition of businesses, net of cash acquired	—	(2,949)	(184,594)	—	(187,543)
Proceeds from divestiture of business, net of cash held in divested business	—	—	1,000	—	1,000
Investing cash flows from (to) affiliates	(345,190)	106,468	(2,103,664)	2,342,386	—
Other investing activities, net	—	1,165	6,271	—	7,436
Net cash provided by (used in) investing activities	(345,190)	(56,105)	(2,431,179)	2,342,386	(490,088)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	933,000	278	169	—	933,447
Repayments of bank borrowings, long-term debt and capital lease obligations	(403,821)	(979)	(1)	—	(404,801)
Payments for early retirement of long-term debt	(503,422)	(41,418)	—	—	(544,840)
Payments for repurchases of ordinary shares	(324,594)	—	—	—	(324,594)
Net proceeds from issuance of ordinary shares	19,637	—	—	—	19,637
Financing cash flows from (to) affiliates	(90,262)	783,225	1,649,562	(2,342,525)	—
Other financing activities, net	—	—	14,743	—	14,743
Net cash provided by (used in) financing activities	(369,462)	741,106	1,664,473	(2,342,525)	(306,408)
Effect of exchange rates on cash and cash equivalents	38,541	3,122	(58,946)	—	(17,283)
Net (decrease) increase in cash and cash equivalents	(477,010)	(12,416)	29,405	—	(460,021)
Cash and cash equivalents, beginning of period	740,515	82,900	763,672	—	1,587,087
Cash and cash equivalents, end of period	$263,505	$70,484	$793,077	$—	$1,127,066

Condensed Consolidating Statements of Cash Flows for the Six-Month Period Ended September 28, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$406,111	$307,399	$(185,727)	$62	$527,845
Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(30,162)	(214,828)	(206)	(245,196)
Acquisition of businesses, net of cash acquired	—	—	7,834	—	7,834
Proceeds from divestiture of business, net of cash held in divested business	—	—	16,472	—	16,472
Investing cash flows from (to) affiliates	(107,484)	188,447	(87,348)	6,385	—
Other investing activities, net	—	1,011	(59,088)	—	(58,077)
Net cash provided by (used in) investing activities	(107,484)	159,296	(336,958)	6,179	(278,967)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	160,000	151	34	—	160,185
Repayments of bank borrowings, long-term debt and capital lease obligations	(262,046)	(2,303)	(7,862)	—	(272,211)
Payments for repurchases of ordinary shares	(134,014)	—	—	—	(134,014)
Net proceeds from issuance of ordinary shares	10,636	—	—	—	10,636
Financing cash flows from (to) affiliates	93,320	(357,100)	270,021	(6,241)	—
Other financing activities, net	—	—	31,273	—	31,273
Net cash provided by (used in) financing activities	(132,104)	(359,252)	293,466	(6,241)	(204,131)
Effect of exchange rates on cash and cash equivalents	(20,900)	(822)	20,215	—	(1,507)
Net (decrease) increase in cash and cash equivalents	145,623	106,621	(209,004)	—	43,240
Cash and cash equivalents, beginning of period	649,252	47,865	821,212	—	1,518,329
Cash and cash equivalents, end of period	$794,875	$154,486	$612,208	$—	$1,561,569

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

OVERVIEW

We are a leading global supply chain solutions provider, offering advanced design, manufacturing and logistics and after-sales services to OEMs of a broad range of electronics products for customers in the following markets: High Reliability Solutions (“HRS”), which is comprised of our medical, automotive, and defense and aerospace businesses; High Velocity Solutions (“HVS”), which includes our mobile devices business, including smart phones, and consumer electronics, including game consoles, high-volume computing business, including notebook personal computing (“PC”), tablets and printers; Industrial and Emerging Industries (“IEI”), which is comprised of household appliances, semi-cap equipment, energy and our emerging industries businesses; and Integrated Network Solutions (“INS”), which includes our telecommunications infrastructure, data networking, connected home, and server and storage businesses.

Our strategy is to provide customers with a full range of cost competitive, vertically-integrated global supply chain services through which we can design, build, ship and service a complete packaged product for our OEM customers. This enables our OEM customers to leverage our services to meet their product requirements throughout the entire product life cycle.

We use a portfolio management approach to manage our extensive service offerings. As our OEM customers change the way they go to market, we reorganize and rebalance our business portfolio in order to align with our customers’ needs and requirements and to optimize our operating results. Over the past few years, we have experienced a shift in revenue towards our more complex and higher margin business groups (HRS, IEI, and INS) from our low margin and high volume HVS business group. With the acquisition of certain manufacturing operations from Google’s Motorola Mobility LLC during the last quarter, we expect an increase in the percentage of our revenues from the HVS business group in fiscal year 2014 and beyond. The objective of our operating model is to allow us to redeploy and reposition our assets and resources to meet specific customer needs across all of the markets we serve, and we have been able to successfully reposition HVS assets and capacity to serve our customers in other markets as required which illustrates the overall flexibility of our model.

During fiscal year 2013 and the first half of fiscal 2014, we launched multiple programs broadly across our portfolio of services, and, in some instances, we deployed certain new technologies.  We expect that these new programs will continue to increase in complexity in order to provide competitive advantages to our customers.  We anticipate these programs will continue to ramp to an increase in volume production during fiscal year 2015.  Until we achieve such higher levels of revenue, we expect that our gross margin and operating margin may be negatively impacted as profitability normally lags revenue growth due to incremental start-up costs, operational inefficiencies, under-absorbed overhead costs and lower manufacturing program volumes while in the ramp phase.  We expect that our margins will improve over time as the revenue increases due to increased volumes from these programs.

We are one of the world’s largest providers of global supply chain solutions, with revenues of $12.2 billion during the six-month period ended September 27, 2013 and $23.6 billion in fiscal year 2013.  As of September 27, 2013, our total manufacturing capacity was approximately 28.0 million square feet.  We design, build, ship and service electronics products for our customers through a network of facilities in over 30 countries across four continents.  The following tables set forth net sales and net property and equipment, by country, based on the location of our manufacturing sites and the relative percentages:

	Three-Month Periods Ended				Six-Month Periods Ended
Net sales:	September 27, 2013		September 28, 2012		September 27, 2013		September 28, 2012
	(In thousands)				(In thousands)
China	$2,513,539	39%	$2,120,278	34%	$4,648,581	38%	$4,038,941	33%
Mexico	899,752	14%	883,852	15%	1,777,225	15%	1,810,001	15%
U.S	706,346	11%	656,243	11%	1,347,132	11%	1,295,772	11%
Malaysia	562,071	9%	657,756	11%	1,097,690	9%	1,344,423	11%
Brazil	388,956	6%	260,561	4%	719,550	6%	528,658	4%
Other	1,339,442	21%	1,596,151	25%	2,611,053	21%	3,133,041	26%
	$6,410,106		$6,174,841		$12,201,231		$12,150,836

	As of		As of
Property and equipment, net:	September 27, 2013		March 31, 2013
	(In thousands)
China	$1,040,103	44%	$855,032	39%
U.S	398,333	17%	245,590	11%
Mexico	290,446	12%	286,026	13%
Malaysia	134,452	6%	152,594	7%
Hungary	109,778	4%	113,173	5%
Other	404,437	17%	522,173	25%
	$2,377,549		$2,174,588

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

•                  increased labor costs due to adverse labor conditions in the markets we operate; and

•                  changes in tax legislation.

Our business has been subject to seasonality primarily due to our HVS business group, which includes our mobile and consumer devices businesses which historically exhibit particular strength during our second and third fiscal quarters in connection with the holiday season.

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

	Three-Month Periods Ended		Six-Month Periods Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.3	94.1	94.1	94.0
Restructuring charges	—	—	0.3	—
Gross profit	5.7	5.9	5.6	6.0
Selling, general and administrative expenses	3.4	3.1	3.6	3.2
Intangible amortization	0.1	0.1	0.1	0.1
Restructuring charges	—	—	—	—
Interest and other expense (income), net	0.2	(0.2)	0.3	0.2
Income from continuing operations before income taxes	2.0	2.9	1.6	2.5
Provision for income taxes	0.2	0.3	0.1	0.2
Income from continuing operations	1.8	2.6	1.5	2.3
Loss from discontinued operations, net of tax	—	(0.2)	—	(0.2)
Net income	1.8%	2.4%	1.5%	2.1%

Net sales

The following table sets forth net sales by business groups:

	Three-Month Periods Ended				Six-Month Periods Ended
Business groups:	September 27, 2013		September 28, 2012		September 27, 2013		September 28, 2012
	(In thousands)				(In thousands)
Integrated Network Solutions	$2,630,584	41%	$2,725,825	44%	$5,162,871	42%	$5,494,596	45%
High Velocity Solutions	2,054,439	32%	1,798,722	29%	3,600,781	30%	3,338,423	27%
Industrial & Emerging Industries	939,979	15%	993,119	16%	1,846,206	15%	1,990,759	16%
High Reliability Solutions	785,104	12%	657,175	11%	1,591,373	13%	1,327,058	12%
	$6,410,106		$6,174,841		$12,201,231		$12,150,836

Net sales during the three-month and six-month periods ended September 27, 2013 totaled $6.4 billion and $12.2 billion, respectively.  Sales increased by approximately $235.3 million, or 3.8%, and $50.4 million, or 0.4% from $6.2 billion and $12.2 billion during the three-month and six-month periods ended September 28, 2012, respectively. These increases are due to higher revenue from our HVS and HRS business groups amounting to $255.7 million and $127.9 million, respectively, for the three-month period ended September 27, 2013 and $262.4 million and $264.3 million, respectively, for the six-month period then ended.  The increased revenue from our HVS business group is primarily as a result of our acquisition of certain manufacturing operations from Google’s Motorola Mobility LLC last quarter, which were partially offset by revenue reductions due to our disengagement from a certain smart phone OEM during fiscal 2013 that contributed revenues amounting to $350.0 million and $703.7 million for the three-

month and six month periods ended September 28, 2012.  The increase in revenue from our HRS business group is primarily attributable to our acquisition of Saturn Electronics and Engineering Inc. during the fourth quarter of fiscal 2013.  The increase in revenue from our HVS and HRS business groups were partially offset by decreases in revenue in our INS and IEI business groups amounting to $95.2 million and $53.1 million, respectively, during the three-month period ended September 27, 2013 and $331.7 million and $144.6 million, respectively, during the six-month period then ended.  These decreases are primarily as a result of broad softness in our telecom and emerging industries businesses.  Net sales remained relatively consistent in Asia, Europe and the Americas for the three-month and six-month periods ended September 27, 2013 and September 28, 2012.

Our ten largest customers during the three-month and six-month periods ended September 27, 2013 accounted for approximately 52% and 50% of net sales, respectively. Google (including Motorola) accounted for more than 10% of net sales during the three-month period ended September 27, 2013. No single customer accounted for more than 10% of net sales during the six-month period ended September 27, 2013.  Our ten largest customers during the three-month and six-month periods ended September 28, 2012 accounted for approximately 49% and 48% of net sales, respectively. No single customer accounted for greater than 10% of our net sales during the three-month and six-month periods ended September 28, 2012.

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

Gross profit during the three-month period ended September 27, 2013 increased $1.7 million to $368.4 million, or 5.7% of net sales from $366.8 million, or 5.9% of net sales, during the three-month period ended September 28, 2012. Gross profit during the six-month period ended September 27, 2013 decreased $44.7 million to $679.5 million, or 5.6% of net sales from $724.1 million, or 6.0% of net sales, during the six-month period ended September 28, 2012. Gross margins deteriorated 20 basis points in the three-month period ended September 27, 2013 compared to that of the three-month period ended September 28, 2012 primarily due to a higher percentage of sales from our HVS business group compared to total revenue, thereby decreasing our gross margin as HVS products carry lower margins than the overall margin on the non-HVS business. Gross margins deteriorated 40 basis points in the six-month period ended September 27, 2013 compared to that of the six-month period ended September 28, 2012 primarily due to the restructuring charges amounting to $35.1 million, or 30 basis points, included in cost of sales in the first quarter of fiscal year 2014.  The remaining decrease in gross margin during the six-month period ended September 27, 2013 is attributable to the increased percentage of sales from our HVS business group compared to total revenue.

Restructuring charges

In response to a challenging macroeconomic environment, we initiated certain restructuring activities during fiscal 2013 intended to improve our operational efficiencies by reducing excess workforce and capacity.  The restructuring activities were targeted at rationalizing our global manufacturing capacity and infrastructure and will continue to result in a further shift of manufacturing capacity to locations with higher efficiencies.   During the three-month period ended June 28, 2013, we recognized $40.8 million of pre-tax restructuring charges, of which $1.9 million were non-cash charges related to asset impairment charges. There were no restructuring charges incurred during the three-month period ended September 27, 2013.  The restructuring charges by geographic region amounted to approximately $21.3 million in Asia, $13.6 million in the Americas and $5.9 million in Europe.  We expect these restructuring activities will allow for potential savings through reduced employee expenses and lower operating costs and to generate approximately $40.0 million of cost savings per quarter commencing in the fourth quarter of fiscal 2014.  As of September 27, 2013, accrued costs related to restructuring charges incurred but not paid were approximately $65.4 million, of which $56.2 million was classified as a current obligation. We currently do not expect additional restructuring charges in fiscal year 2014.

Refer to note 11 to the condensed consolidated financial statements for further discussion of our restructuring activities.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) amounted to $218.5 million, or 3.4% of net sales, during the three-month period ended September 27, 2013, increasing $26.3 million from $192.2 million, or 3.1% of net sales, during the three-month period ended September 28, 2012. SG&A was $436.5 million, or 3.6% of net sales, during the six-month period ended September 27, 2013, increasing $54.0 million from $382.5 million, or 3.1% of net sales, during the six-month period ended September 28, 2012. The increase in SG&A in dollars and as a percentage of net sales for the three-month and six-month periods ended September 27, 2013 was primarily due to increasing costs relating to acquisitions, innovation for our supply chain solution technologies, enhancement of our selling and business development activities and incremental corporate infrastructure to support the increasing complexities of our business.

Interest and other, net

Interest and other, net was $13.6 million of expense during the three-month period ended September 27, 2013 compared to $10.5 million of income during the three-month period ended September 28, 2012. The increase in net expense of $24.1 million was primarily as a result of the gain of $23.0 million recognized during the three-month period ended September 28, 2012 in connection with the fair value adjustment of warrants to purchase common shares of a supplier.

Interest and other, net was $33.3 million of expense during the six-month period ended September 27, 2013 compared to $0.3 million of expense during the six-month period ended September 28, 2012.  The increase of $33.0 million was largely due to the gain of $23.0 million recognized during the six-month period ended September 28, 2012 relating to the fair value adjustment of warrants described above and the realized loss on the sale of those underlying shares amounting to $7.1 million that was recognized during the six-month period ended September 27, 2013.

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

The consolidated effective tax rate was 5.7% and 8.9% for six-month periods ended September 27, 2013 and September 28, 2012, respectively, and varies from the Singapore statutory rate of 17.0% as a result of the amount of earnings from different jurisdictions, operating loss carryforwards, income tax credits, changes in previously established valuation allowances for deferred tax assets based upon our current analysis of the realizability of these deferred tax assets, changes in liabilities for uncertain tax positions, as well as certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, Israel, and Singapore. We generate most of our revenues and profits from operations outside of Singapore. We currently do not anticipate a significant impact to our fiscal year 2014 effective rate as a result of changes to the mix in revenues and operating profits between taxing jurisdictions.  The effective tax rate for the six-month period ended September 27, 2013 is lower than the effective rate for the six-month period ended September 28, 2012 primarily as a result of a net decrease in liabilities for uncertain tax positions of $9.8 million (primarily driven by tax audit settlements), which are recorded on a discrete basis in the quarter in which circumstances change and indicate an adjustment to income tax assets or liabilities is required.

On October 31, 2013, the Mexican government approved significant tax reform legislation.  The Company is still assessing the impact of this reform, however, the resulting changes could have a material impact to the future income tax expense of the Company.  This tax reform is expected to take effect starting January 1, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of September 27, 2013, we had cash and cash equivalents of approximately $1.1 billion and bank and other borrowings of approximately $2.1 billion. We also have a $1.5 billion revolving credit facility that expires in October 2016 under which there were no borrowings outstanding as of the end of the quarter.  As of September 27, 2013, we were in compliance with the covenants under each of our existing credit facilities and indenture.

Cash provided by operating activities was $353.8 million during the six-month period ended September 27, 2013. This resulted primarily from $177.5 million of net income for the period, adjusted to exclude approximately $227.4 million of net non-cash expenses for depreciation, amortization and other impairment charges, and $51.1 million from changes in our operating assets and liabilities.

For the quarterly periods indicated, certain key liquidity metrics were as follows:

Three-Month Periods Ended
	September 27, 2013	June 28, 2013	March 31, 2013	December 31, 2012	September 28, 2012

Days in trade accounts receivable	42 days	43 days	46 days	42 days	44 days
Days in inventory	53 days	49 days	50 days	47 days	49 days
Days in accounts payable	71 days	67 days	70 days	65 days	66 days
Cash conversion cycle	24 days	25 days	26 days	24 days	27 days

Days in trade accounts receivable was calculated as average accounts receivable for the current and prior quarters, excluding the reduction in accounts receivable resulting from non-cash accounts receivable sales, divided by annualized sales for the current quarter by day.  During the three-month period ended September 27, 2013, days in trade accounts receivable decreased by 2 days to 42 days compared to the three-month period ended September 28, 2012 largely due to the increase in sales of our accounts receivable balances which primarily consisted of amounts due from one of our significant customers in the HVS business group.  Non-cash accounts receivable sales, or deferred purchase price receivables, which are added back to accounts receivable in the calculation of days in trade receivables were $558.3 million, $420.9 million, $412.4 million, $462.0 million, and $458.1 million for the quarters ended September 27, 2013, June 28, 2013, March 31, 2013, December 31, 2012, and September 28, 2012, respectively. Deferred purchase price receivables are recorded in other current assets in the condensed consolidated balance sheets. For further information regarding deferred purchase price receivables see note 9 of our notes to the condensed consolidated financial statements.

Days in inventory was calculated as the average inventory for the current and prior quarters divided by annualized cost of sales for the respective quarter by day.  Days in inventory during the three-month period ended September 27, 2013 increased by 4 days to 53 days, compared to the three-month period ended September 28, 2012.  The increase was primarily as a result of the prepositioning of raw material inventory during the current quarter to support the production ramp up of several programs launched over the course of the September quarter and extending into our December quarter.

Days in accounts payable was calculated as the average accounts payable for the current and prior quarters divided by annualized cost of sales for the respective quarter by day. During the three-month period ended September 27, 2013, days in accounts payable increased by 5 days to 71 days compared to the three-month period ended September 28, 2012 primarily due to timing of payments and the increase in inventory purchases towards the end of the current quarter as explained above.

Our cash conversion cycle was calculated as the sum of inventory turns in days and days sales of receivables outstanding less days payable outstanding in accounts payable.  During the three-month period ended September 27, 2013, our cash conversion cycle decreased by 3 days to 24 days compared to the three-month period ended September 28, 2012, due to the factors for each of the components in the calculation discussed above.

Cash used by investing activities amounted to $490.1 million during the six-month period ended September 27, 2013.  This resulted primarily from the payment of $187.5 million towards the acquisition of two businesses completed during the six-month period ended September 27, 2013 and $311.0 million in net capital expenditures for property and equipment.

We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our free cash flow, which is calculated as cash provided by operations less net purchases of property and equipment, was an inflow of $42.8 million for the six-month period ended September 27, 2013 compared to an inflow of $282.6 million for the six-month period ended September 28, 2012. Free cash flow is not a measure of liquidity under generally accepted accounting principles in the United States, and may not be defined and calculated by other companies in the same manner. Free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities.  Free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Six-Month Periods Ended
	September 27, 2013	September 28, 2012
	(In thousands)
Net cash provided by operating activities	$353,758	$527,845
Purchases of property and equipment	(321,449)	(264,471)
Proceeds from the disposition of property and equipment	10,468	19,275
Free cash flow	$42,777	$282,649

Cash used in financing activities was $306.4 million during the six-month period ended September 27, 2013, which was primarily the result of cash paid of $324.6 million related to the repurchase of our ordinary shares and net repayments of debt of $16.2 million.  During the three-month period ended September 27, 2013, we entered in to a new Term Loan agreement under which we borrowed $600.0 million and used the entire proceeds to repay our Asia term loans, our term loan due in October 2014 and part of the term loan due in October 2016.

Our cash balances are held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months. As of September 27, 2013 and March 31, 2013, more than half of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore.  Although substantially all of the amounts held outside of Singapore could be repatriated, under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $457.7 million as of March 31, 2013). Repatriation could result in an additional income tax payment, however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.

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

We continue to assess our capital structure and evaluate the merits of redeploying available cash to reduce existing debt or repurchase ordinary shares. During the six-month period ended September 27, 2013 we improved our cash flow from operations by $375.9 million through increasing the amount of trade receivables sold for cash.

The Company’s Board of Directors, on July 24, 2013, authorized the repurchase of up to 10% of the Company’s outstanding ordinary shares which was subsequently approved by the Company’s shareholders at the Extraordinary General Meeting held on July 29, 2013. Subsequently, the Singapore Companies Act was amended on September 30, 2013, to authorize companies incorporated in Singapore to repurchase up to 20% of their shares outstanding as of the most recent shareholder approval date, subject to the requirements of the Singapore Companies Act.  During the second quarter of fiscal 2014, the Company repurchased 12.2 million shares for an aggregate purchase price of $103.4 million, and retired all of these shares.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2013.  There have been no material changes in our contractual obligations and commitments since March 31, 2013 except for the following changes to our debt obligations.

On August 30, 2013, we entered into a $600 million new term loan agreement maturing in August 2018. Refer to note 5 of the notes to our condensed consolidated financial statements for additional details on this term loan.

Future payments due under our long-term debt and interest on long-term debt obligations changed from those described in the Contractual Obligations and Commitments table contained within our Annual Report on our Form 10-K for the fiscal year ended March 31, 2013 and accordingly these two items have been updated as follows:

		Less Than			Greater Than
	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
	(In thousands)
Long-Term Debt Obligations:
Long-term debt	$2,067,627	$90,063	$96,535	$328,692	$1,552,337
Interest on long-term debt obligations	482,257	65,285	136,065	114,788	166,119
Total long-term debt obligations	$2,549,884	$155,348	$232,600	$443,480	$1,718,456

OFF-BALANCE SHEET ARRANGEMENTS

We sell designated pools of trade receivables to unaffiliated financial institutions under our ABS programs, and in addition to cash, we receive a deferred purchase price receivable for each pool of the receivables sold. Each of these deferred purchase price receivables serves as additional credit support to the financial institutions and is recorded at its estimated fair value. As of September 27, 2013 and March 31, 2013, the fair value of our deferred purchase price receivable was approximately $558.3 million and $412.4 million, respectively. As of September 27, 2013 and March 31, 2013, the outstanding balance on receivables sold for cash was $1.1 billion and $720.5 million, respectively, under all our accounts receivable sales programs, which are not included in our condensed consolidated balance sheets. For further information see note 9 of our notes to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the six-month period ended September 27, 2013 as compared to the fiscal year ended March 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 27, 2013, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 27, 2013, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our second quarter of fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of our ordinary shares made by us for the period from June 29, 2013 through September 27, 2013:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average Price	Purchased as Part of	of Shares that May Yet
	of Shares	Paid per	Publicly Announced	Be Purchased Under the
Period	Purchased (1) (2) (3)	Share (2) (3)	Plans or Programs (2) (3)	Plans or Programs (2) (3)
June 29 - August 2, 2013	6,402,114	$7.94	6,402,114	$541,911,528
August 3 - August 30, 2013	5,300,200	$9.04	5,300,200	$504,470,112
August 31 - September 27, 2013	506,700	$9.12	506,700	$504,208,634
Total	12,209,014		12,209,014

(1)         During the period from June 29, 2013 through September 27, 2013, all purchases were made pursuant to the program discussed below in open market transactions.  All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)         On September 13, 2012, our Board of Directors authorized the repurchase of up to 10% of our outstanding ordinary shares which was approved by our shareholders at the 2012 Extraordinary General Meeting held on August 30, 2012.  As of September 27, 2013, we repurchased the entire remaining shares available to be repurchased under the plan for an aggregate purchase price of approximately $50 million or 6.3 million shares, and retired all of these shares.

(3)         On July 24, 2013, our Board of Directors authorized the repurchase of up to 10% of our outstanding ordinary shares which was subsequently approved by our shareholders at the Extraordinary General Meeting held on July 29, 2013. During the three-month period ended September 27, 2013 we repurchased 5.9 million shares for an aggregate purchase price of $53.4 million.

On September 30, 2013, the Singapore Companies Act was amended to authorize companies incorporated in Singapore to repurchase up to 20% of their shares outstanding as of the most recent shareholder approval date, subject to requirements of the Singapore Companies Act. The amount available to be repurchased per the table above does not reflect this incremental 10%, which was approved by the Company’s shareholders but has not been approved by the Company’s Board of Directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits — See Index to Exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXTRONICS INTERNATIONAL LTD.
(Registrant)

/s/ Michael M. McNamara
Michael M. McNamara
Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2013
/s/ Christopher Collier
Christopher Collier
Chief Financial Officer
(Principal Financial Officer)

Date: November 1, 2013

EXHIBIT INDEX

Exhibit No.	Exhibit

10.01

Term Loan Agreement, dated as of August 30, 2013, among Flextronics International Ltd., as Borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, Lead Arranger and Bookrunner, and the other Lenders party thereto.*

10.02	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for time-based vesting awards†
15.01	Letter in lieu of consent of Deloitte & Touche LLP.
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

*Incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2013.

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

†Management contract, compensatory plan or arrangement.