Form 10-Q
period 2013-12-31
FLEXTRONICS INTERNATIONAL LTD.
filed 2014-01-31
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 24, 2014

Ordinary Shares, No Par Value	602,407,232

FLEXTRONICS INTERNATIONAL LTD.

INDEX

		Page
	PART I. FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3
	Report of Independent Registered Public Accounting Firm	3
	Condensed Consolidated Balance Sheets (unaudited) — December 31, 2013 and March 31, 2013	4
	Condensed Consolidated Statements of Operations (unaudited) — Three-Month and Nine-Month Periods Ended December 31, 2013 and December 31, 2012	5
	Condensed Consolidated Statements of Comprehensive Income (unaudited) — Three-Month and Nine-Month Periods Ended December 31, 2013 and December 31, 2012	6
	Condensed Consolidated Statements of Cash Flows (unaudited) — Nine-Month Periods Ended December 31, 2013 and December 31, 2012	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

	PART II. OTHER INFORMATION	34

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	34
Signatures		35

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flextronics International Ltd.
Singapore

We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of December 31, 2013, and the related condensed consolidated statements of operations and of comprehensive income for the three-month and nine-month periods ended December 31, 2013 and December 31, 2012, and the condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2013 and December 31, 2012. These interim financial statements are the responsibility of the Company’s management.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California

January 31, 2014

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2013	March 31, 2013
	(In thousands,
	except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,617,245	$1,587,087
Accounts receivable, net of allowance for doubtful accounts of $2,693 and $10,877 as of December 31, 2013 and March 31, 2013, respectively	2,551,030	2,111,996
Inventories	3,972,127	2,722,500
Other current assets	1,552,521	1,349,818
Total current assets	9,692,923	7,771,401
Property and equipment, net	2,380,711	2,174,588
Goodwill and other intangible assets, net	381,831	343,552
Other assets	361,572	302,014
Total assets	$12,817,037	$10,591,555

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$54,951	$416,654
Accounts payable	4,968,640	3,705,297
Accrued payroll	385,640	351,683
Other current liabilities	2,655,261	1,699,151
Total current liabilities	8,064,492	6,172,785
Long-term debt, net of current portion	2,000,694	1,650,973
Other liabilities	497,299	521,039
Commitments and contingencies (Note 14)
Shareholders’ equity
Flextronics International Ltd. shareholders’ equity
Ordinary shares, no par value; 652,468,175 and 689,159,139 issued, and 602,228,820 and 638,919,784 outstanding as of December 31, 2013 and March 31, 2013, respectively	7,709,453	8,015,142
Treasury shares, at cost; 50,239,355 shares as of December 31, 2013 and March 31, 2013	(388,215)	(388,215)
Accumulated deficit	(4,980,069)	(5,302,688)
Accumulated other comprehensive loss	(120,422)	(77,481)
Total Flextronics International Ltd. shareholders’ equity	2,220,747	2,246,758
Noncontrolling interests	33,805	—
Total shareholders’ equity	2,254,552	2,246,758
Total liabilities and shareholders’ equity	$12,817,037	$10,591,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(In thousands, except per share amounts)
	(Unaudited)

Net sales	$7,183,442	$6,123,321	$19,384,673	$18,274,157
Cost of sales	6,784,823	5,778,544	18,271,470	17,205,251
Restructuring charges	—	98,315	35,126	98,315
Gross profit	398,619	246,462	1,078,077	970,591
Selling, general and administrative expenses	224,576	207,224	661,061	589,751
Intangible amortization	5,575	6,137	21,495	21,211
Restructuring charges	—	4,376	5,634	4,376
Interest and other, net	14,743	(17,089)	48,028	(16,754)
Income from continuing operations before income taxes	153,725	45,814	341,859	372,007
Provision for (benefit from) income taxes	8,568	(8,782)	19,240	20,189
Income from continuing operations	145,157	54,596	322,619	351,818
Loss from discontinued operations, net of tax	—	(7,248)	—	(25,451)
Net income	$145,157	$47,348	$322,619	$326,367

Earnings per share:
Income from continuing operations:
Basic	$0.24	$0.08	$0.52	$0.53
Diluted	$0.23	$0.08	$0.51	$0.52
Loss from discontinued operations:
Basic	$—	$(0.01)	$—	$(0.04)
Diluted	$—	$(0.01)	$—	$(0.04)
Net income:
Basic	$0.24	$0.07	$0.52	$0.49
Diluted	$0.23	$0.07	$0.51	$0.48
Weighted-average shares used in computing per share amounts:
Basic	606,724	658,925	614,539	666,852
Diluted	618,677	669,488	627,399	678,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(In thousands)
	(Unaudited)
Net income	$145,157	$47,348	$322,619	$326,367
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(13,960)	(10,603)	(43,457)	(21,575)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	1,097	(3,088)	516	3,015
Comprehensive income	$132,294	$33,657	$279,678	$307,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Periods Ended
	December 31, 2013	December 31, 2012
	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$322,619	$326,367
Depreciation, amortization and other impairment charges	345,044	430,238
Changes in working capital and other	450,644	249,452
Net cash provided by operating activities	1,118,307	1,006,057
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(526,026)	(377,901)
Proceeds from the disposition of property and equipment	64,873	49,819
Acquisition of businesses, net of cash acquired	(238,031)	(183,896)
Proceeds from divestiture of business, net of cash held in divested business	4,599	22,585
Other investing activities, net	(12,067)	(93,633)
Net cash used in investing activities	(706,652)	(583,026)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	1,003,294	171,673
Repayments of bank borrowings, long-term debt and capital lease obligations	(518,549)	(290,230)
Payments for early retirement of long-term debt	(544,840)	—
Payments for repurchase of ordinary shares	(362,693)	(208,208)
Net proceeds from issuance of ordinary shares	21,106	14,632
Other financing activities, net	46,298	85,590
Net cash used in financing activities	(355,384)	(226,543)
Effect of exchange rates on cash and cash equivalents	(26,113)	(8,704)
Net increase in cash and cash equivalents	30,158	187,784
Cash and cash equivalents, beginning of period	1,587,087	1,518,329
Cash and cash equivalents, end of period	$1,617,245	$1,706,113

Non-cash investing activity:
Accounts payable for fixed assets purchases	$57,483	$74,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION

Organization of the Company

Flextronics International Ltd. (“Flextronics” or the “Company”) was incorporated in the Republic of Singapore in May 1990. The Company’s operations have expanded over the years through a combination of organic growth and acquisitions. The Company is a leading global supply chain solutions provider of advanced design, manufacturing and services to original equipment manufacturers (“OEMs”) of a broad range of electronic products serving customers in the following markets: High Reliability Solutions (“HRS”), which is comprised of our medical, automotive, and defense and aerospace businesses; High Velocity Solutions (“HVS”), which includes our mobile devices business, including smart phones, and consumer electronics, including game consoles and wearable electronics, and our high-volume computing business, including various supply chain solutions for notebook personal computing (“PC”), tablets, and printers; Industrial and Emerging Industries (“IEI”), which is comprised of household appliances, semi-cap equipment, kiosks, energy and our emerging industries businesses; and Integrated Network Solutions (“INS”), which includes our telecommunications infrastructure, data networking, connected home, and server and storage businesses. The Company’s strategy is to provide customers with a full range of cost competitive, global supply chain solutions through which the Company can design, build, ship and service a complete packaged product for its OEM customers. OEM customers leverage the Company’s supply chain solutions to meet their product requirements throughout the entire product life cycle.

The Company’s service offerings include a comprehensive range of value-added design and engineering services that are tailored to the various markets and needs of its customers. Other focused service offerings relate to manufacturing (including enclosures, metals, plastic injection molding, precision plastics, machining, and mechanicals), system integration and assembly and test services, materials procurement,  inventory management, logistics and after-sales services (including product repair, warranty services, re-manufacturing and maintenance), supply chain management software solutions and component product offerings like rigid and flexible printed circuit boards and power adapters and chargers.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2013 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014.

During the fourth quarter of fiscal 2013, the Company recorded certain purchase accounting adjustments in connection with an acquisition of a business that was consummated in the third quarter of fiscal 2013.  These purchase accounting adjustments resulted in the release of $22.3 million of valuation allowances for deferred tax assets. In accordance with the accounting guidance applicable to business combinations, the Company re-casted the operating results for the quarter ended December 31, 2012 to reflect the release of the valuation allowance for deferred tax assets.

The first quarter for fiscal year 2014 and fiscal year 2013 ended on June 28, 2013 and June 29, 2012, respectively. The second quarter for fiscal year 2014 and fiscal year 2013 ended on September 27, 2013 and September 28, 2012, respectively. The Company’s third fiscal quarter ends on December 31, and the fourth fiscal quarter, and year, ends on March 31 of each year.

2.  BALANCE SHEET ITEMS

Inventories

The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of	As of
	December 31, 2013	March 31, 2013
	(In thousands)
Raw materials	$2,567,982	$1,683,098
Work-in-progress	642,064	421,706
Finished goods	762,081	617,696
	$3,972,127	$2,722,500

Goodwill and Other Intangibles

The following table summarizes the activity in the Company’s goodwill account during the nine-month period ended December 31, 2013:

Amount
(In thousands)
Balance, beginning of the year	$262,005
Additions (1)	26,384
Purchase accounting adjustments (2)	4,034
Foreign currency translation adjustments	429
Balance, end of the period	$292,852

(1)                                 The goodwill generated from the Company’s business combinations completed during the nine-month period ended December 31, 2013 is primarily related to value placed on the employee workforce, service offerings and capabilities and expected synergies.  The goodwill is not deductible for income tax purposes.  See note 13 to the condensed consolidated financial statements for additional information.

(2)                                 Includes adjustments based on management’s estimates resulting from review and finalization of the valuation of assets and liabilities acquired through certain business combinations completed in a period subsequent to the respective acquisition. These adjustments and acquisitions were not individually, nor in the aggregate, significant to the Company.

The components of acquired intangible assets are as follows:

	As of December 31, 2013			As of March 31, 2013
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Intangible assets:
Customer-related intangibles	$200,920	$(134,612)	$66,308	$294,310	$(224,517)	$69,793
Licenses and other intangibles	34,166	(11,495)	22,671	21,040	(9,286)	11,754
Total	$235,086	$(146,107)	$88,979	$315,350	$(233,803)	$81,547

The gross carrying amounts of intangible assets are removed when the recorded amounts have been fully amortized.  During the three-month period ended December 31, 2013, the value of customer-related intangible assets and licenses and other intangible assets increased by $12.9 million and $7.6 million, respectively, as a result of our acquisition of Riwisa AG.  The purchase price allocation is preliminary and is subject to change as the Company continues to evaluate the value of assets and liabilities relating to this acquisition. Refer to note 13 to the condensed consolidated financial statements for further discussion of the Riwisa AG acquisition.  During the nine-month period ended December 31, 2013, certain customer relationship intangibles were fully amortized, offset by the increase in intangible assets in connection with the aforementioned acquisition.  The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2014 (1)	$6,951
2015	25,968
2016	20,969
2017	13,661
2018	8,605
Thereafter	12,825
Total amortization expense	$88,979

(1)                     Represents estimated amortization for the remaining three-month period ending March 31, 2014.

Other Current Liabilities

Other current liabilities include customer working capital advances of $934.8 million and $214.1 million as of December 31, 2013 and March 31, 2013, respectively.  These amounts are not interest bearing, do not have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production.

3.  SHARE-BASED COMPENSATION

The following table summarizes the Company’s share-based compensation expense:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(In thousands)
Cost of sales	$1,800	$1,530	$5,018	$4,045
Selling, general and administrative expenses	11,311	6,986	25,399	22,663
Total stock-based compensation expense	$13,111	$8,516	$30,417	$26,708

Total unrecognized compensation expense related to share options is $0.9 million, net of estimated forfeitures, and will be recognized over a weighted-average remaining vesting period of 1.2 years. As of December 31, 2013, the number of options outstanding and exercisable was 27.0 million and 26.7 million, respectively, at weighted-average exercise prices of $8.92 and $8.94 per share, respectively.

During the nine-month period ended December 31, 2013, the Company granted 8.7 million unvested share bonus awards at an average grant date price of $8.05 per share, under its 2010 Equity Incentive Plan.  Of this amount, approximately 2.3 million represents the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions.  The number of shares that ultimately will vest range from zero and up to a maximum of 200% based on a measurement of the change in the Company’s share price over a certain specified period against the change in both the Standard and Poor’s (“S&P”) 500 Composite Index and an Extended Electronics Manufacturing Services (“EMS”) Group Index over the same period, and will cliff vest after a period of three years, if such market conditions have been met. The number of shares issued can range from zero to 4.6 million.  The average grant-date fair value of these awards was estimated to be $9.34 per share and was calculated using a Monte Carlo simulation.

As of December 31, 2013, approximately 22.7 million unvested share bonus awards were outstanding, of which vesting for a targeted amount of 5.2 million is contingent on meeting certain market conditions.  The number of shares issued can range from zero to 9.9 million based on the achievement levels of the respective market conditions.

As of December 31, 2013, total unrecognized compensation expense related to unvested share bonus awards is $96.9 million, net of estimated forfeitures, and will be recognized over a weighted-average remaining vesting period of 2.45 years. Approximately $17.3 million of the total unrecognized compensation cost, net of estimated forfeitures, is related to awards whereby vesting is contingent on meeting certain market conditions.

4.  EARNINGS PER SHARE

The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted income from continuing and discontinued operations per share:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(In thousands, except per share amounts)
Basic earnings from continuing and discontinued operations per share:
Income from continuing operations	$145,157	$54,596	$322,619	$351,818
Loss from discontinued operations	—	(7,248)	—	(25,451)
Net income	$145,157	$47,348	$322,619	$326,367
Shares used in computation:
Weighted-average ordinary shares outstanding	606,724	658,925	614,539	666,852

Basic earnings from continuing operations per share	$0.24	$0.08	$0.52	$0.53
Basic loss from discontinued operations per share	$—	$(0.01)	$—	$(0.04)
Basic earnings per share	$0.24	$0.07	$0.52	$0.49

Diluted earnings from continuing and discontinued operations per share:
Income from continuing operations	$145,157	$54,596	$322,619	$351,818
Loss from discontinued operations	—	(7,248)	—	(25,451)
Net income	$145,157	$47,348	$322,619	$326,367
Shares used in computation:
Weighted-average ordinary shares outstanding	606,724	658,925	614,539	666,852

Weighted-average ordinary share equivalents from stock options and awards (1) (2)	11,953	10,563	12,860	11,758
Weighted-average ordinary shares and ordinary share equivalents outstanding	618,677	669,488	627,399	678,610

Diluted earnings from continuing operations per share	$0.23	$0.08	$0.51	$0.52
Diluted loss from discontinued operations per share	$—	$(0.01)	$—	$(0.04)
Diluted earnings per share	$0.23	$0.07	$0.51	$0.48

(1)         Options to purchase 16.5 million and 19.7 million ordinary shares during the three-month periods ended December 31, 2013 and December 31, 2012, respectively, and 0.2 million and 0.9 million share bonus awards during the three-month periods ended December 31, 2013 and December 31, 2012, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted average ordinary share equivalents.

(2)         Options to purchase 16.5 million and 21.0 million ordinary shares during the nine-month periods ended December 31, 2013 and December 31, 2012, respectively, and 0.1 million and 0.5 million share bonus awards during the nine-month periods ended December 31, 2013 and December 31, 2012, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted average ordinary share equivalents.

5.  NON-CONTROLLING INTERESTS

On December 17, 2013, a previously wholly-owned subsidiary of the Company issued a non-controlling equity interest to a third party investor in exchange for $33.8 million in cash for an ownership interest less than 20% of the outstanding shares in the subsidiary.  The Company continues to own a majority of the subsidiary’s outstanding equity and also controls the subsidiary’s board of directors.  Accordingly, the condensed consolidated financial statements include the financial position and results of operations of this subsidiary as of December 31, 2013 and for the three-month and nine-month periods then ended.

The Company has recognized the carrying value of the non-controlling interest as a component of total shareholders’ equity.  The operating results of the subsidiary attributable to the non-controlling interest are immaterial for all of the periods presented and are included in interest and other, net.

6.  BANK BORROWINGS AND LONG-TERM DEBT

Bank borrowings and long-term debt are as follows:

	As of	As of
	December 31, 2013	March 31, 2013
	(In thousands)

Term Loan, including current portion, due October 2014	$—	$170,340
Term Loan, including current portion, due in installments through October 2016	436,641	517,500
Term Loan, including current portion, due in installments through August 2018	600,000	—
4.625% Notes due February 2020	500,000	500,000
5.000% Notes due February 2023	500,000	500,000
Asia Term Loans	—	375,000
Other	19,004	4,787
	2,055,645	2,067,627
Current portion	(54,951)	(416,654)
Non-current portion	$2,000,694	$1,650,973

The weighted average interest rates for the Company’s long-term debt were 3.2% and 3.5% as of December 31, 2013 and March 31, 2013, respectively.

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

The term loan due August 2018 is unsecured, and contains customary restrictions on the Company’s and its subsidiaries’ ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of exceptions and limitations. This term loan agreement also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio, as defined therein, during its term. As of December 31, 2013, the Company was in compliance with the covenants under this term loan agreement.

Repayments of the Company’s long term debt outstanding as of December 31, 2013 are as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2014 (1)	$23,190
2015	44,518
2016	52,018
2017	368,351
2018	15,000
Thereafter	1,552,568
Total	$2,055,645

(1)                     Represents scheduled repayments for the remaining three-month period ending March 31, 2014.

7.  INTEREST AND OTHER, NET

During the three-month and nine-month periods ended December 31, 2013, the Company recognized interest expense of $19.9 million and $60.4 million, respectively, on its debt obligations outstanding during the period. During the three-month and nine-month periods ended December 31, 2012, the Company recognized interest expense of $15.8 million and $47.1 million, respectively.

During the three-month and nine-month periods ended December 31, 2013, the Company recognized interest income of $4.7 million and $11.9 million, respectively. During the three-month and nine-month periods ended December 31, 2012, the Company recognized interest income of $3.7 million and $15.4 million, respectively.

During the three-month and nine-month periods ended December 31, 2013, the Company recognized gains on foreign exchange transactions of $3.3 million and $11.3 million, respectively. During the three-month and nine-month periods ended December 31, 2012, the Company recognized gains on foreign exchange transactions of $6.3 million and $13.9 million, respectively.

The Company had warrants to purchase common shares of a certain supplier, which were exercised and the underlying shares were sold for total proceeds of $67.3 million resulting in a loss of $7.1 million during the nine-month period ended December 31, 2013. The Company recognized a gain of $64.8 million relating to the change in fair value of these same warrants during the nine-month period ended December 31, 2012.

8.  FINANCIAL INSTRUMENTS

Foreign Currency Contracts

The Company enters into forward contracts and foreign currency swap contracts to manage the foreign currency risk associated with monetary accounts and anticipated foreign currency denominated transactions.  The Company hedges committed exposures and does not engage in speculative transactions.  As of December 31, 2013, the aggregate notional amount of the Company’s outstanding foreign currency forward and swap contracts was $4.0 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	3,301,000	—	$544,567	$—
EUR	7,825	58,593	10,808	80,396
HUF	11,797,000	—	54,998	—
ILS	5,300	—	1,524	—
MXN	1,633,300	—	124,935	—
MYR	282,880	—	85,864	—
SGD	33,419	—	26,368	—
Other	N/A	N/A	47,924	400
			896,988	80,796
Other Forward/Swap Contracts
BRL	80,300	71,300	34,015	30,203
CAD	118,254	110,482	111,283	103,856
CNY	886,290	—	145,631	—
EUR	446,780	603,079	615,804	830,322
GBP	32,540	56,956	53,726	93,910
HUF	17,616,300	19,921,600	82,127	92,875
JPY	9,193,270	6,440,830	87,561	61,709
MXN	1,674,690	1,108,520	128,101	84,793
MYR	233,391	51,354	70,843	15,588
SEK	248,048	407,204	38,546	63,257
SGD	38,950	9,629	30,733	7,598
Other	N/A	N/A	154,559	111,177
			1,552,929	1,495,288

Total Notional Contract Value in USD			$2,449,917	$1,576,084

Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards.  Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the condensed consolidated statements of operations.  Gains or losses from fair value adjustments for these instruments are designed to offset losses and gains from the Company’s revaluation of monetary assets and liabilities denominated in a non-functional currency. As of December 31, 2013 and March 31, 2013, the Company also has included net deferred gains in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. These deferred gains were not material as of December 31, 2013, and are expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations primarily over the next twelve-month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal periods presented and are included as a component of interest and other, net in the condensed consolidated statements of operations.

The following table presents the fair value of the Company’s derivative instruments located on the condensed consolidated balance sheets utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2013	March 31, 2013	Balance Sheet Location	December 31, 2013	March 31, 2013
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$9,396	$11,032	Other current liabilities	$2,718	$3,999

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$8,591	$16,531	Other current liabilities	$14,159	$11,291

The Company has financial instruments subject to master netting arrangements, which provides for the net settlement of all contracts with a single counterparty.  The Company does not offset fair value amounts for assets and liabilities recognized for derivative instruments under these arrangements, and as such, the asset and liability balances presented in the table above reflect the gross amounts of derivatives in the condensed consolidated balance sheets.  The impact of netting derivative assets and liabilities is not material to the Company’s financial position for any of the periods presented.

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component, net of tax, during the three-month and nine-month periods ended December 31, 2013 are as follows:

	Three-Month Period Ended			Nine-Month Period Ended
	December 31, 2013			December 31, 2013
	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(19,438)	$(88,121)	$(107,559)	$(18,857)	$(58,624)	$(77,481)
Other comprehensive gain (loss) before reclassifications	471	(13,960)	(13,489)	163	(43,457)	(43,294)
Net losses reclassified from accumulated other comprehensive loss	626	—	626	353	—	353
Net current-period other comprehensive gain (loss)	1,097	(13,960)	(12,863)	516	(43,457)	(42,941)
Ending balance	$(18,341)	$(102,081)	$(120,422)	$(18,341)	$(102,081)	$(120,422)

Substantially all unrealized losses relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three-month and nine-month periods ended December 31, 2013, was recognized as a component of cost of sales in the condensed consolidated statement of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges.

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

Servicing fees recognized during the three-month and nine-month periods ended December 31, 2013 and December 31, 2012 were not material and are included in interest and other, net within the condensed consolidated statements of operations.  As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets and liabilities are recognized.

As of December 31, 2013, approximately $1.2 billion of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds of $633.9 million and deferred purchase price receivables of approximately $528.8 million.  As of March 31, 2013, approximately $1.0 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $556.9 million and deferred purchase price receivables of approximately $412.4 million.  The deferred purchase price receivables are included in other current assets as of December 31, 2013 and March 31, 2013, and were carried at the expected recovery amount of the related receivables.  The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a loss on sale of the related receivables and recorded in interest and other, net in the condensed consolidated statements of operations and were immaterial for all periods presented.

As of December 31, 2013 and March 31, 2013, the accounts receivable balances that were sold under the ABS Programs were removed from the condensed consolidated balance sheets and the net cash proceeds received by the Company were included as cash provided by operating activities in the condensed consolidated statements of cash flows.

For the nine-month periods ended December 31, 2013 and December 31, 2012, cash flows from sales of receivables under the ABS Programs consisted of approximately $3.0 billion and $2.8 billion for transfers of receivables, respectively (of which approximately $0.3 billion and $0.5 billion, respectively, represented new transfers and the remainder proceeds from collections reinvested in revolving-period transfers for both periods).

The following table summarizes the activity in the deferred purchase price receivables account:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(In thousands)
Beginning balance	$558,311	$458,085	$412,357	$514,895
Transfers of receivables	1,066,512	953,620	2,933,053	2,669,102
Collections	(1,095,993)	(949,691)	(2,816,580)	(2,721,983)
Ending balance	$528,830	$462,014	$528,830	$462,014

Trade Accounts Receivable Sale Programs

The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected was approximately $517.1 million and $163.6 million as of December 31, 2013 and March 31, 2013, respectively. For the nine-month periods ended December 31, 2013 and December 31, 2012, total accounts receivable sold to certain third party banking institutions was approximately $2.7 billion and $820.7 million, respectively. The loss on sales of accounts receivables sold was not material for the three-month and nine-month periods ended December 31, 2013 and December 31, 2012 and is recorded in interest and other, net in the condensed consolidated statements of operations.  The receivables that were sold were removed from the condensed consolidated balance sheets and were reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.

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

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(In thousands)
Beginning balance	$16,000	$10,431	$25,000	$1,151
Additions to accrual	—	15,000	—	25,000
Payments	—	(230)	—	(625)
Fair value adjustments	(3,700)	—	(12,700)	(325)
Ending balance	$12,300	$25,201	$12,300	$25,201

The Company values deferred purchase price receivables relating to its asset-backed securitization program based on a discounted cash flow analysis using unobservable inputs (i.e., level 3 inputs), which are primarily risk free interest rates adjusted for the credit quality of the underlying creditor and due to its high credit quality and short term maturity their fair value approximates carrying value.  Significant increases in either of the significant unobservable inputs (credit spread, risk free interest rate) in isolation would result in lower fair value estimates.  Any change in fair value and the interrelationship between these inputs is insignificant.  Refer to note 10 to the condensed consolidated financial statements for a reconciliation of the change in the deferred purchase price receivable during the three-month and nine-month periods ended December 31, 2013 and December 31, 2012.

There were no transfers between levels in the fair value hierarchy during the three-month and nine-month periods ended December 31, 2013 and December 31, 2012.

Financial Instruments Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$882,918	$—	$882,918
Deferred purchase price receivable (Note 10)	—	—	528,830	528,830
Foreign exchange forward contracts (Note 8)	—	17,987	—	17,987
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	9,372	42,645	—	52,017
Liabilities:
Foreign exchange forward contracts (Note 8)	$—	$(16,877)	$—	$(16,877)
Contingent consideration in connection with business acquisitions	—	—	(12,300)	(12,300)

	Fair Value Measurements as of March 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$497,390	$—	$497,390
Deferred purchase price receivable (Note 10)	—	—	412,357	412,357
Foreign exchange forward contracts (Note 8)	—	27,563	—	27,563
Warrants to purchase common shares	—	—	74,437	74,437
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	6,931	40,972	—	47,903
Liabilities:
Foreign exchange forward contracts (Note 8)	$—	$(15,290)	$—	$(15,290)
Contingent consideration in connection with business acquisitions	—	—	(25,000)	(25,000)

Assets Measured at Fair Value on a Nonrecurring Basis

The Company has certain long-lived assets that are measured at fair value on a nonrecurring basis, and are as follows:

	Fair Value Measurements as of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets:
Assets held for sale	$—	$18,882	$—	$18,882

	Fair Value Measurements as of March 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets:
Assets held for sale	$—	$11,089	$—	$11,089
Property and equipment	—	25,331	—	25,331

Assets held for sale

Assets held for sale are recorded at the lesser of the carrying value or fair value, which is based on comparable sales from prevailing market data (level 2 inputs).  During the nine-month period ended December 31, 2013, the Company recognized an impairment charge of $4.3 million in fair value adjustments and sold $9.1 million of assets held for sale.  The assets held for sale as of December 31, 2013 primarily represent manufacturing facilities that have been closed as part of the Company’s facility consolidations and the related manufacturing assets.

Property and equipment

Property and equipment includes the carrying value of certain assets that were impaired during the fiscal year ended March 31, 2013 as a result of the Company’s restructuring activities as further discussed in note 12 to the condensed consolidated financial statements.

There were no transfers between levels in the fair value hierarchy for these long-lived assets during the three-month and nine-month periods ended December 31, 2013 and December 31, 2012.

Other financial instruments

The following table presents the Company’s debt not carried at fair value:

	As of December 31, 2013		As of March 31, 2013
	Carrying	Fair	Carrying	Fair	Fair Value
	Amount	Value	Amount	Value	Hierarchy
	(In thousands)
Term Loan, including current portion, due October 2014	$—	$—	$170,340	$170,496	Level 1
Term Loan, including current portion, due in installments through October 2016	436,641	435,824	517,500	518,794	Level 1
Term Loan, including current portion, due in installments through August 2018	600,000	591,000	—	—	Level 1
4.625% Notes due February 2020	500,000	502,350	500,000	507,190	Level 1
5.000% Notes due February 2023	500,000	472,250	500,000	500,000	Level 1
Asia Term Loans	—	—	375,000	375,343	Level 2
Total	$2,036,641	$2,001,424	$2,062,840	$2,071,823

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

12.  RESTRUCTURING CHARGES

The Company initiated certain restructuring activities intended to improve its operational efficiencies by reducing excess workforce and capacity during fiscal year 2013. These restructuring activities extended through the first quarter of fiscal 2014. There were no restructuring charges incurred during the three-month period ended December 31, 2013. Restructuring charges are recorded based upon employee termination dates, site closure and consolidation plans.

During the nine-month period ended December 31, 2013, the Company recognized restructuring charges of approximately $40.8 million, of which $32.2 million was associated with the terminations of 5,106 identified employees. The identified employee terminations by reportable geographic region amounted to approximately 3,947, 1,105 and 54 for Asia, the Americas and Europe, respectively. The costs associated with these restructuring activities include employee severance, other personnel costs, non-cash impairment charges on equipment no longer in use and to be disposed of, and other exit related costs due to facility closures or rationalizations.  Of the total restructuring charges, $1.9 million were non-cash charges related to the impairment of long-lived assets, and were classified as a component of cost of sales.

The components of the restructuring charges by geographic region during the nine-month period ended December 31, 2013 were as follows:

	Americas	Asia	Europe	Total
	(In thousands)
Severance	$11,331	$16,205	$4,631	$32,167
Long-lived asset impairment	—	1,900	—	1,900
Other exit costs	2,248	3,157	1,288	6,693
Total restructuring charges	$13,579	$21,262	$5,919	$40,760

The majority of severance costs were classified as a component of cost of sales.

During the nine-month period ended December 31, 2013, the Company recognized approximately $6.7 million of other exit costs, which was primarily comprised of $3.8 million related to personnel costs and $2.9 million of contractual obligations that resulted from facility closures. The majority of these costs were classified as a component of cost of sales.

The following table summarizes the provisions, respective payments, and remaining accrued balance as of December 31, 2013 for charges incurred in fiscal year 2014 and prior periods:

		Long-Lived	Other
	Severance	Asset Impairment	Exit Costs	Total
	(In thousands)
Balance as of March 31, 2013	$83,689	$—	$14,211	$97,900
Provision for charges incurred in first quarter of fiscal year 2014	32,167	1,900	6,693	40,760
Cash payments for charges incurred in fiscal year 2014 and 2013	(21,523)	—	(2,872)	(24,395)
Cash payments for charges incurred in fiscal year 2010 and prior	(236)	—	(1,164)	(1,400)
Non-cash charges incurred in first quarter of fiscal year 2014	—	(1,900)	—	(1,900)
Balance as of June 28, 2013	94,097	—	16,868	110,965
Cash payments for charges incurred in fiscal year 2014 and 2013	(40,209)	—	(4,717)	(44,926)
Cash payments for charges incurred in fiscal year 2010 and prior	(335)	—	(277)	(612)
Balance as of September 27, 2013	53,553	—	11,874	65,427
Cash payments for charges incurred in fiscal year 2014 and 2013	(9,312)	—	(3,178)	(12,490)
Cash payments for charges incurred in fiscal year 2010 and prior	(153)	—	(194)	(347)
Balance as of December 31, 2013	44,088	—	8,502	52,590
Less: current portion (classified as other current liabilities)	40,265	—	5,563	45,828
Accrued restructuring costs, net of current portion (classified as other liabilities)	$3,823	$—	$2,939	$6,762

13.  BUSINESS AND ASSET ACQUISITIONS

On April 16, 2013, the Company completed the acquisition of certain manufacturing operations from Google’s Motorola Mobility LLC.  The Company also entered into a manufacturing and services agreement with Motorola Mobility LLC for mobile devices in conjunction with this acquisition.  This acquisition expanded the Company’s relationship with Google’s Motorola Mobility and its capabilities in the mobile devices market. The results of operations were included in the Company’s condensed consolidated financial results beginning on the date of acquisition.  Revenues were approximately 12.6% of total revenue for the three-month period ended December 31, 2013 and 10.1% of total revenue for the nine-month period ended December 31, 2013.  Income before tax of the acquired operations during the three-month and nine-month periods ended December 31, 2013 was not significant to the condensed consolidated financial results of the Company.  On a pro forma basis, the estimated increase to our previously reported revenue amounts to reflect the acquisition of this business as of the first day of the prior comparative period is $838.4 million and $2.7 billion for the three-month and nine-month periods ended December 31, 2012, respectively, and operating results for the same periods were immaterial.

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

The following represents the Company’s preliminary allocation of the total purchase price to the acquired assets and liabilities assumed of Google’s Motorola Mobility LLC as of December 31, 2013.  There were no changes in the fair value of assets acquired and liabilities assumed during the three-month period ended December 31, 2013.

Amount
(In thousands)
Current assets:
Inventory	$97,740
Other current assets	237
Total current assets	97,977
Property and equipment	45,198
Goodwill	2,844
Intangible assets — customer relationships	2,948
Other assets	31,457
Total assets	$180,424

Current liabilities:
Other current liabilities	$1,519
Total liabilities	1,519
Total aggregate purchase price	$178,905

On November 4, 2013 the Company acquired all of the outstanding shares of Riwisa AG, a company registered in Switzerland for total cash consideration of $44.0 million, net of cash acquired amounting to $9.4 million.  This acquisition expanded the Company’s capabilities in the medical devices market, particularly precision plastics. The Company primarily acquired inventory, property and equipment and assumed certain liabilities relating to payables and debt. The results of operations were included in the Company’s condensed consolidated financial results beginning on the date of acquisition.  Pro-forma results of operations for this acquisition have not been presented because the effects of the acquisition were not material to the Company’s financial results.

The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition.  Management is in the process of determining the fair value amounts for certain assets acquired, including the value of identifiable intangible assets and certain liabilities assumed.  The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill.  The Company recorded $20.5 million as intangible assets and $18.7 million as goodwill based on a preliminary assessment of fair value of assets acquired and liabilities assumed.

Further, during the nine-month period ended December 31, 2013, the Company completed two other acquisitions for total cash consideration of $15.1 million.  Neither of these acquisitions was significant to the Company’s consolidated financial position, results of operations and cash flows.  These businesses expanded the Company’s capabilities primarily in manufacturing operations for plastic parts, components and molds.  The Company acquired primarily property and equipment and inventory and recorded goodwill amounting to $4.9 million in connection with these acquisitions.  The results of operations were included in the Company’s condensed consolidated financial results beginning on the date of these acquisitions.  Pro-forma results of operations for these acquisitions have not been presented because the effects of the acquisitions were immaterial to the Company’s financial results.  Additionally, transaction costs related to all acquisitions completed during the periods presented were immaterial to the Company’s financial results.

The Company continues to evaluate certain assets and liabilities related to business combinations completed during recent periods. Additional information, which existed as of the acquisition date, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Changes to amounts recorded as assets or liabilities, as a result of such additional information, may result in a corresponding adjustment to goodwill.

14.  COMMITMENTS AND CONTINGENCIES

Litigation and other legal matters

On December 11, 2013, Xilinx, Inc. (plaintiff) filed a lawsuit in Santa Clara County, California, Superior Court against Flextronics International, Ltd.; Flextronics International USA, Inc.; and Flextronics Corporation (Case No. 113CV257431).  The complaint asserts various claims, including fraud, negligent misrepresentation, breach of contract, and unfair competition, based on specific alleged incidents concerning our purchases and sales of Xilinx products.  The plaintiff seeks an unspecified amount of compensatory, statutory, punitive, and other forms of damages, injunctive relief, and attorneys’ fees and costs.  The plaintiff also seeks a jury trial.  The Company is investigating the allegations and is unable to estimate a range of reasonably possible losses in this matter at this time.

In addition, from time to time, the Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business including tax assessments. The Company defends itself vigorously against any such claims. Although the outcome of these matters is currently not determinable, management expects that any losses that are probable or reasonably possible of being incurred as a result of these matters, which are in excess of amounts already accrued in its condensed consolidated balance sheets would not be material to the financial statements as a whole.

15.  SHARE REPURCHASES

During the three-month and nine-month periods ended December 31, 2013 the Company repurchased 5.9 million shares at an aggregate purchase price of $44.4 million and 47.1 million shares at an aggregate purchase price of $357.1 million, respectively and retired all these shares.

On September 30, 2013, the Singapore Companies Act was amended to increase the share repurchase limit for companies incorporated in Singapore, from 10% to 20% of their shares outstanding as of the most recent shareholder approval date, subject to the requirements under the Singapore Companies Act.

16.  DISCONTINUED OPERATIONS

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

The results from discontinued operations for the three-month and nine-month periods ended December 31, 2012 were as follows:

	Three-Month Periods Ended	Nine-Month Periods Ended
	December 31, 2012	December 31, 2012
	(In thousands)
Net sales	$8,581	$40,593
Cost of sales	8,487	42,793
Gross profit (loss)	94	(2,200)
Selling, general and administrative expenses	3	1,930
Intangibles amortization	—	11,000
Interest and other, net	7,333	11,280
Loss before income taxes	(7,242)	(26,410)
Provision for (benefit from) income taxes	6	(959)
Net loss of discontinued operations	$(7,248)	$(25,451)

Interest and other, net include the loss on sale of the businesses amounting to $4.7 million.  The Company did not have any discontinued operations during the nine-month period ended December 31, 2013.

All assets relating to the discontinued operations were sold as of March 31, 2013.

17.  SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Condensed Consolidating Balance Sheets as of December 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$604,128	$45,962	$967,155	$—	$1,617,245
Accounts receivable	—	899,441	1,651,589	—	2,551,030
Inventories	—	1,628,470	2,343,657	—	3,972,127
Inter company receivable	4,927,410	4,989,090	8,757,994	(18,674,494)	—
Other current assets	518	243,060	1,308,943	—	1,552,521
Total current assets	5,532,056	7,806,023	15,029,338	(18,674,494)	9,692,923
Property and equipment, net	—	437,412	1,943,299	—	2,380,711
Goodwill and other intangible assets, net	850	40,144	340,837	—	381,831
Other assets	2,595,312	104,605	4,569,256	(6,907,601)	361,572
Investment in subsidiaries	3,962,146	(549,678)	17,305,339	(20,717,807)	—
Total assets	$12,090,364	$7,838,506	$39,188,069	$(46,299,902)	$12,817,037

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$40,768	$420	$13,763	$—	$54,951
Accounts payable	—	1,221,335	3,747,305	—	4,968,640
Accrued payroll	—	91,227	294,413	—	385,640
Inter company payable	5,239,573	7,985,067	5,449,854	(18,674,494)	—
Other current liabilities	44,065	633,231	1,977,965	—	2,655,261
Total current liabilities	5,324,406	9,931,280	11,483,300	(18,674,494)	8,064,492
Long term liabilities	4,545,211	2,067,962	2,792,421	(6,907,601)	2,497,993
Flextronics International Ltd. shareholders’ equity	2,220,747	(4,160,736)	24,912,348	(20,751,612)	2,220,747
Noncontrolling interests	—	—	—	33,805	33,805
Total shareholders’ equity	2,220,747	(4,160,736)	24,912,348	(20,717,807)	2,254,552
Total liabilities and shareholders’ equity	$12,090,364	$7,838,506	$39,188,069	$(46,299,902)	$12,817,037

Condensed Consolidating Balance Sheets as of March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$740,515	$82,900	$763,672	$—	$1,587,087
Accounts receivable	—	458,617	1,653,379	—	2,111,996
Inventories	—	1,063,627	1,658,873	—	2,722,500
Inter company receivable	4,440,955	4,726,673	6,490,274	(15,657,902)	—
Other current assets	6,182	178,585	1,165,051	—	1,349,818
Total current assets	5,187,652	6,510,402	11,731,249	(15,657,902)	7,771,401
Property and equipment, net	—	328,621	1,845,967	—	2,174,588
Goodwill and other intangible assets, net	1,075	40,626	301,851	—	343,552
Other assets	2,498,080	105,136	4,902,815	(7,204,017)	302,014
Investment in subsidiaries	4,127,384	(954,619)	16,920,679	(20,093,444)	—
Total assets	$11,814,191	$6,030,166	$35,702,561	$(42,955,363)	$10,591,555

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$416,594	$60	$—	$—	$416,654
Accounts payable	—	1,077,723	2,627,574	—	3,705,297
Accrued payroll	—	86,073	265,610	—	351,683
Inter company payable	4,963,615	6,093,606	4,600,681	(15,657,902)	—
Other current liabilities	32,440	424,599	1,242,112	—	1,699,151
Total current liabilities	5,412,649	7,682,061	8,735,977	(15,657,902)	6,172,785
Long term liabilities	4,154,784	2,488,279	2,732,966	(7,204,017)	2,172,012
Shareholders’ equity	2,246,758	(4,140,174)	24,233,618	(20,093,444)	2,246,758
Total liabilities and shareholders’ equity	$11,814,191	$6,030,166	$35,702,561	$(42,955,363)	$10,591,555

Condensed Consolidating Statements of Operations for the Three-Month Period Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$4,641,981	$7,054,467	$(4,513,006)	$7,183,442
Cost of sales	—	4,290,813	7,007,016	(4,513,006)	6,784,823
Gross profit	—	351,168	47,451	—	398,619
Selling, general and administrative expenses	—	46,081	178,495	—	224,576
Intangible amortization	75	1,018	4,482	—	5,575
Interest and other, net	(277,297)	353,089	(61,049)	—	14,743
Income (loss) from continuing operations before income taxes	277,222	(49,020)	(74,477)	—	153,725
Provision for income taxes	26	1,834	6,708	—	8,568
Equity in earnings in subsidiaries	(132,039)	20,020	49,314	62,705	—
Net income (loss)	$145,157	$(30,834)	$(31,871)	$62,705	$145,157

Condensed Consolidating Statements of Operations for the Three-Month Period Ended December 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$3,687,858	$4,734,165	$(2,298,702)	$6,123,321
Cost of sales	—	3,369,715	4,707,531	(2,298,702)	5,778,544
Restructuring charges	—	4,360	93,955	—	98,315
Gross profit (loss)	—	313,783	(67,321)	—	246,462
Selling, general and administrative expenses	—	47,150	160,074	—	207,224
Intangible amortization	75	1,859	4,203	—	6,137
Restructuring charges	—	173	4,203	—	4,376
Interest and other, net	(151,320)	335,509	(201,278)	—	(17,089)
Income (loss) from continuing operations before income taxes	151,245	(70,908)	(34,523)	—	45,814
Provision for (benefit from) income taxes	833	2,446	(12,061)	—	(8,782)
Equity in earnings in subsidiaries	(103,064)	(30,044)	48,389	84,719	—
Income (loss) from continuing operations	47,348	(103,398)	25,927	84,719	54,596
Loss from discontinued operations, net of tax	—	—	(7,248)	—	(7,248)
Net income (loss)	$47,348	$(103,398)	$18,679	$84,719	$47,348

Condensed Consolidating Statements of Operations for the Nine-Month Period Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$12,154,405	$17,173,465	$(9,943,197)	$19,384,673
Cost of sales	—	11,109,343	17,105,324	(9,943,197)	18,271,470
Restructuring charges	—	1,293	33,833	—	35,126
Gross profit	—	1,043,769	34,308	—	1,078,077
Selling, general and administrative expenses	—	146,339	514,722	—	661,061
Intangible amortization	225	3,055	18,215	—	21,495
Restructuring charges	800	2,401	2,433	—	5,634
Interest and other, net	(489,834)	904,039	(366,177)	—	48,028
Income (loss) from continuing operations before income taxes	488,809	(12,065)	(134,885)	—	341,859
Provision for income taxes	37	4,019	15,184	—	19,240
Equity in earnings in subsidiaries	(166,153)	(59,167)	90,540	134,780	—
Net income (loss)	$322,619	$(75,251)	$(59,529)	$134,780	$322,619

Condensed Consolidating Statements of Operations for the Nine-Month Period Ended December 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$11,407,584	$13,807,774	$(6,941,201)	$18,274,157
Cost of sales	$—	$10,316,417	$13,830,035	$(6,941,201)	17,205,251
Restructuring charges	—	4,360	93,955	—	98,315
Gross profit (loss)	—	1,086,807	(116,216)	—	970,591
Selling, general and administrative expenses	—	141,033	448,718	—	589,751
Intangible amortization	225	6,395	14,591	—	21,211
Restructuring charges	—	173	4,203	—	4,376
Interest and other, net	(581,990)	666,887	(101,651)	—	(16,754)
Income (loss) from continuing operations before income taxes	581,765	272,319	(482,077)	—	372,007
Provision for income taxes	833	4,894	14,462	—	20,189
Equity in earnings in subsidiaries	(254,565)	(160,692)	286,587	128,670	—
Income (loss) from continuing operations	326,367	106,733	(209,952)	128,670	351,818
Loss from discontinued operations, net of tax	—	—	(25,451)	—	(25,451)
Net income (loss)	$326,367	$106,733	$(235,403)	$128,670	$326,367

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three-Month Period Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$145,157	$(30,834)	$(31,871)	$62,705	$145,157
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(13,960)	(3,369)	(28,137)	31,506	(13,960)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	1,097	(4)	1,097	(1,093)	1,097
Comprehensive income (loss)	$132,294	$(34,207)	$(58,911)	$93,118	$132,294

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three-Month Period Ended December 31, 2012

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$47,348	$(103,398)	$18,679	$84,719	$47,348
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(10,603)	(6,075)	(30,706)	36,781	(10,603)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	(3,088)	1,822	(3,088)	1,266	(3,088)
Comprehensive income (loss)	$33,657	$(107,651)	$(15,115)	$122,766	$33,657

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Nine-Month Period Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$322,619	$(75,251)	$(59,529)	$134,780	$322,619
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(43,457)	(15,794)	(94,550)	110,344	(43,457)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	516	3,944	515	(4,459)	516
Comprehensive income (loss)	$279,678	$(87,101)	$(153,564)	$240,665	$279,678

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Nine-Month Period Ended December 31, 2012

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$326,367	$106,733	$(235,403)	$128,670	$326,367
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(21,575)	1,271	(23,143)	21,872	(21,575)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	3,015	(1,192)	3,015	(1,823)	3,015
Comprehensive income (loss)	$307,807	$106,812	$(255,531)	$148,719	$307,807

Condensed Consolidating Statements of Cash Flows for the Nine-Month Period Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$477,036	$(944,464)	$1,585,742	$(7)	1,118,307
Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(168,525)	(292,628)	—	(461,153)
Acquisition of businesses, net of cash acquired	—	(2,949)	(235,082)	—	(238,031)
Proceeds from divestiture of business, net of cash held in divested business	—	—	4,599	—	4,599
Investing cash flows from (to) affiliates	(306,254)	(308,144)	(3,506,916)	4,121,314	—
Other investing activities, net	—	(832)	(11,235)	—	(12,067)
Net cash provided by (used in) investing activities	(306,254)	(480,450)	(4,041,262)	4,121,314	(706,652)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	1,003,000	277	17	—	1,003,294
Repayments of bank borrowings, long-term debt and capital lease obligations	(489,365)	(1,068)	(28,116)	—	(518,549)
Payments for early retirement of long-term debt	(503,423)	(41,417)	—	—	(544,840)
Payments for repurchases of ordinary shares	(362,693)	—	—	—	(362,693)
Net proceeds from issuance of ordinary shares	21,106	—	—	—	21,106
Financing cash flows from (to) affiliates	(29,135)	1,427,288	2,723,154	(4,121,307)	—
Other financing activities, net	—	—	46,298	—	46,298
Net cash provided by (used in) financing activities	(360,510)	1,385,080	2,741,353	(4,121,307)	(355,384)
Effect of exchange rates on cash and cash equivalents	53,341	2,896	(82,350)	—	(26,113)
Net (decrease) increase in cash and cash equivalents	(136,387)	(36,938)	203,483	—	30,158
Cash and cash equivalents, beginning of period	740,515	82,900	763,672	—	1,587,087
Cash and cash equivalents, end of period	$604,128	$45,962	$967,155	$—	$1,617,245

Condensed Consolidating Statements of Cash Flows for the Nine-Month Period Ended December 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$546,758	$186,359	$272,922	$18	$1,006,057
Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(68,797)	(259,079)	(206)	(328,082)
Acquisition of businesses, net of cash acquired	—	—	(183,896)	—	(183,896)
Proceeds from divestiture of business, net of cash held in divested business	—	—	22,585	—	22,585
Investing cash flows from (to) affiliates	(244,256)	(99,604)	1,113,580	(769,720)	—
Other investing activities, net	—	6,413	(100,046)	—	(93,633)
Net cash provided by (used in) investing activities	(244,256)	(161,988)	593,144	(769,926)	(583,026)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	160,001	151	11,521	—	171,673
Repayments of bank borrowings, long-term debt and capital lease obligations	(278,632)	(3,461)	(8,137)	—	(290,230)
Payments for repurchases of ordinary shares	(208,208)	—	—	—	(208,208)
Net proceeds from issuance of ordinary shares	14,632	—	—	—	14,632
Financing cash flows from (to) affiliates	122,739	82,403	(975,050)	769,908	—
Other financing activities, net	—	—	85,590	—	85,590
Net cash provided by (used in) financing activities	(189,468)	79,093	(886,076)	769,908	(226,543)
Effect of exchange rates on cash and cash equivalents	(110)	2,164	(10,758)	—	(8,704)
Net (decrease) increase in cash and cash equivalents	112,924	105,628	(30,768)	—	187,784
Cash and cash equivalents, beginning of period	649,252	47,865	821,212	—	1,518,329
Cash and cash equivalents, end of period	$762,176	$153,493	$790,444	$—	$1,706,113

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

OVERVIEW

We are a leading global supply chain solutions provider, offering advanced design, manufacturing and logistics and after-sales services to OEMs of a broad range of electronics products for customers in the following markets: High Reliability Solutions (“HRS”), which is comprised of our medical, automotive, and defense and aerospace businesses; High Velocity Solutions (“HVS”), which includes our mobile devices business, including smart phones, consumer electronics, including game consoles and wearable electronics, and our high-volume computing business, including various supply chain solutions for notebook personal computing (“PC”), tablets and printers; Industrial and Emerging Industries (“IEI”), which is comprised of household appliances, semi-cap equipment, kiosks, energy and our emerging industries businesses; and Integrated Network Solutions (“INS”), which includes our telecommunications infrastructure, data networking, connected home, and server and storage businesses.

Our strategy is to provide customers with a full range of cost competitive, vertically-integrated global supply chain solutions through which we can design, build, ship and service a complete packaged product for our OEM customers. This enables our OEM customers to leverage our supply chain solutions to meet their product requirements throughout the entire product life cycle.

We use a portfolio management approach to manage our extensive service offerings. As our OEM customers change the way they go to market, we reorganize and rebalance our business portfolio in order to align with our customers’ needs and requirements and to optimize our operating results. With the acquisition of certain manufacturing operations from Google’s Motorola Mobility LLC during the first quarter of fiscal 2014, we have experienced an increase in the percentage of our revenues from the HVS business group, and expect the amount of revenue from our HVS business group, relative to total revenue, to stabilize around concentrations in the range of 30% to 40% going forward. The objective of our operating model is to allow us to redeploy and reposition our assets and resources to meet specific customer needs across all of the markets we serve, and we have been able to successfully reposition our assets and capacity between the various business groups to serve our customers as required which illustrates the overall flexibility of our model.

During fiscal years 2013 and 2014, we launched multiple programs broadly across our portfolio of services, and, in some instances, we deployed certain new technologies.  We expect that these new programs will continue to increase in complexity in order to provide competitive advantages to our customers.  We anticipate these programs will continue ramping with an increase in volume production during fiscal year 2015 and beyond.  Until we achieve such higher levels of revenue, we expect that our gross margin and operating margin may be negatively impacted as profitability normally lags revenue growth due to incremental start-up costs, operational inefficiencies, under-absorbed overhead costs and lower manufacturing program volumes while in the ramp phase.  We expect that our margins for these programs will improve over time as the revenue increases due to increased volumes.

During the fourth quarter of fiscal 2014, we will reduce our workforce and take other cost reduction activities. We expect to recognize approximately $30 million to $35 million in pre-tax cash charges comprised primarily of employee severance and benefit costs.  We expect these cost reduction activities will yield potential annualized savings of approximately $60 million principally to selling, general and administrative expenses through reduced employee expenses and lower operating costs.

We are one of the world’s largest providers of global supply chain solutions, with revenues of $19.4 billion for the nine-month period ended December 31, 2013 and $23.6 billion in fiscal year 2013.  As of December 31, 2013, our total manufacturing capacity was approximately 29.0 million square feet.  We design, build, ship and service electronics products for our customers through a network of facilities in approximately 30 countries across four continents.  The following tables set forth the relative percentages and dollar amounts of net sales and net property and equipment, by country, based on the location of our manufacturing sites:

	Three-Month Periods Ended				Nine-Month Periods Ended
Net sales:	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
	(In thousands)				(In thousands)
China	$3,130,580	44%	$2,281,133	37%	$7,779,161	40%	$6,320,074	35%
Mexico	914,283	13%	854,847	15%	2,691,508	14%	2,664,847	15%
U.S	773,772	11%	632,151	10%	2,120,904	11%	1,927,923	11%
Malaysia	542,877	8%	575,522	9%	1,640,567	8%	1,919,945	11%
Brazil	460,736	6%	291,861	5%	1,180,285	6%	820,519	4%
Other	1,361,194	18%	1,487,807	24%	3,972,248	21%	4,620,849	24%
	$7,183,442		$6,123,321		$19,384,673		$18,274,157

	As of		As of
Property and equipment, net:	December 31, 2013		March 31, 2013
	(In thousands)
China	$1,024,211	43%	$855,032	39%
U.S	375,567	16%	245,590	11%
Mexico	288,069	12%	286,026	13%
Malaysia	145,908	6%	152,594	7%
Hungary	107,372	4%	113,173	5%
Other	439,584	19%	522,173	25%
	$2,380,711		$2,174,588

We believe that the combination of our extensive design and engineering services, significant scale and global presence, end-to-end services, advanced supply chain management, and industrial campuses in low-cost geographic areas provide us with a competitive advantage and strong differentiation in the market for designing, manufacturing and servicing electronics products for leading multinational and regional OEMs. Specifically, we have launched multiple product innovation centers (PICs) focused exclusively on offering our OEM customers the ability to simplify their global product development, manufacturing process, and after sales services, and enable them to achieve meaningful time to market and cost savings.

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

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.5	94.4	94.3	94.2
Restructuring charges	—	1.6	0.2	0.5
Gross profit	5.5	4.0	5.5	5.3
Selling, general and administrative expenses	3.1	3.4	3.4	3.2
Intangible amortization	0.1	0.1	0.1	0.1
Restructuring charges	—	0.1	—	—
Interest and other, net	0.2	(0.3)	0.2	(0.1)
Income from continuing operations before income taxes	2.1	0.7	1.8	2.1
Provision for (benefit from) income taxes	0.1	(0.1)	0.1	0.1
Income from continuing operations	2.0	0.8	1.7	2.0
Loss from discontinued operations, net of tax	—	(0.1)	—	(0.1)
Net income	2.0%	0.7%	1.7%	1.9%

Net sales

The following table sets forth our net sales by business group. Historical information has been recast to reflect realignment of customers and/or products between business groups to ensure comparability:

	Three-Month Periods Ended				Nine-Month Periods Ended
Business groups:	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
	(In thousands)				(In thousands)
High Velocity Solutions	$2,829,520	39%	$1,801,653	29%	$6,473,499	33%	$5,184,291	28%
Integrated Network Solutions	2,597,727	36%	2,694,248	44%	7,717,400	40%	8,182,881	45%
Industrial & Emerging Industries	933,020	13%	913,262	15%	2,779,226	14%	2,865,769	16%
High Reliability Solutions	823,175	12%	714,158	12%	2,414,548	13%	2,041,216	11%
	$7,183,442		$6,123,321		$19,384,673		$18,274,157

Net sales during the three-month and nine-month periods ended December 31, 2013 totaled $7.2 billion and $19.4 billion, respectively.  Sales increased by approximately $1.1 billion, or 17.3% and 6.1%, from $6.1 billion and $18.3 billion during the three-month and nine-month periods ended December 31, 2012, respectively. The increase during the three-month period ended December 31, 2013 is primarily due to higher revenue from our HVS business group amounting to $1.0 billion. The increase during the nine-month period ended December 31, 2013 is due to higher revenue from our HVS and HRS business groups amounting to $1.3 billion and $0.4 billion, respectively, partially offset by lower revenue from our INS business group amounting to $0.5 billion.  The increased revenue from our HVS business group is primarily as a result of our acquisition of certain manufacturing operations from Google’s Motorola Mobility LLC (Motorola) during the first quarter of fiscal 2014, which were partially offset by revenue reductions due to our disengagement from a certain smart phone OEM during fiscal 2013 that contributed revenues amounting to $114.5 million and $818.3 million for the three-month and nine-month periods ended December 31, 2012, respectively.  The increase in revenue from our HRS business group is primarily attributable to our acquisition of Saturn Electronics and Engineering Inc. during the fourth quarter of fiscal 2013.  The decrease in revenue from our INS business group during the nine-month period ended December 31, 2013 is primarily attributable to broad softness in our telecom and connected home businesses versus the prior year.  For the three-month and nine-month periods ended December 31, 2013, net sales increased $0.8 billion and $1.1 billion in Asia, $0.4 billion and $0.6 billion in the Americas, offset by decreases of $0.1 billion and $0.5 billion in Europe, respectively.

Our ten largest customers during the three-month and nine-month periods ended December 31, 2013 accounted for approximately 54.2% and 51.6% of net sales, respectively. Google (including Motorola) accounted for more than 10% of net sales during the three-month and nine-month periods ended December 31, 2013. Our ten largest customers during the three-month and nine-month periods ended December 31, 2012 accounted for approximately 48.6% and 48.1% of net sales, respectively. No single customer accounted for greater than 10% of our net sales during the three-month and nine-month periods ended December 31, 2012.

Gross profit

Gross profit is affected by a number of factors, including the number and size of new manufacturing programs, product mix, component costs and availability, product life cycles, unit volumes, pricing, competition, new product introductions, capacity utilization and the expansion and consolidation of manufacturing facilities. The flexible design of our manufacturing processes allows us to build a broad range of products in our facilities and better utilize our manufacturing capacity. When new programs are launched, profitability normally lags revenue growth due to product start-up costs, lower manufacturing program volumes in the start-up phase, operational inefficiencies, and under-absorbed overhead. Gross margin for these programs often improves over time as manufacturing volumes increase, as our utilization rates and overhead absorption improve, and as we increase the level of manufacturing services content. As a result of these various factors, our gross margin varies from period to period.

Gross profit during the three-month period ended December 31, 2013 increased $152.2 million to $398.6 million, or 5.5% of net sales from $246.5 million, or 4.0% of net sales, during the three-month period ended December 31, 2012. Gross profit during the nine-month period ended December 31, 2013 increased $107.5 million to $1.1 billion, or 5.5% of net sales from $970.6 million, or 5.3% of net sales, during the nine-month period ended December 31, 2012. Gross margins improved 150 basis points in the three-month period ended December 31, 2013 compared to that of the three-month period ended December 31, 2012 primarily due to the restructuring charges amounting to $98.3 million, or 1.6% of net sales, included in cost of sales in the third quarter of fiscal year 2013 and the realization of the associated reduced operating costs from the restructuring activities during the current period. Gross margins improved 20 basis points in the nine-month period ended December 31, 2013 compared to that of the nine-month period ended December 31, 2012 primarily due to the restructuring charges amounting to $35.1 million, or 0.2% of net sales, included in cost of sales in the first quarter of fiscal year 2014 compared to $98.3 million or 0.5% of net sales included in the nine-month period ended December 31, 2012, and the realization of the associated reduced operating costs from the restructuring activities during the current period.

Restructuring charges

In response to a challenging macroeconomic environment, we initiated certain restructuring activities during fiscal 2013 intended to improve our operational efficiencies by reducing excess workforce and capacity.  The restructuring activities were targeted at rationalizing our global manufacturing capacity and infrastructure and will continue to result in a further shift of manufacturing capacity to locations with higher efficiencies.   During the three-month period ended June 28, 2013, we recognized $40.8 million of pre-tax restructuring charges, of which $1.9 million were non-cash charges related to asset impairment charges. There were no restructuring charges incurred since the first quarter of fiscal 2014.  The restructuring charges by geographic region amounted to approximately $21.3 million in Asia, $13.6 million in the Americas and $5.9 million in Europe.  We expect these restructuring activities will allow for potential savings through reduced employee expenses and lower operating costs.  As of December 31, 2013, accrued costs related to restructuring charges incurred but not paid were approximately $52.6 million, of which $45.8 million was classified as a current obligation.

Refer to note 12 to the condensed consolidated financial statements for further discussion of our restructuring activities.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) amounted to $224.6 million, or 3.1% of net sales, during the three-month period ended December 31, 2013, increasing $17.4 million from $207.2 million, or 3.4% of net sales, during the three-month period ended December 31, 2012. SG&A was $661.1 million, or 3.4% of net sales, during the nine-month period ended December 31, 2013, increasing $71.3 million from $589.8 million, or 3.2% of net sales, during the nine-month period ended December 31, 2012. Our SG&A expenses increased in the current year primarily as a result of acquisitions, investments in our supply chain solutions, enhancement of our selling and business development activities and incremental corporate infrastructure to support the increasing complexities of our business.  SG&A expenses as a percentage of net sales decreased during the three-month period ended December 31, 2013 compared to the three-month period ended December 31, 2012 primarily due to the combination of higher quarterly revenues and the fixed nature of some of our SG&A expenses that are not directly driven by revenue generating activities.

Interest and other, net

Interest and other, net was $14.7 million of expense during the three-month period ended December 31, 2013 compared to $17.1 million of income during the three-month period ended December 31, 2012. The increase in net expense of $31.8 million was primarily as a result of a gain of $41.8 million recognized during the three-month period ended December 31, 2012 in connection with the fair value adjustment of warrants to purchase common shares of a supplier, which was partially offset by impairment charges on investments and a loss from the sale of an investment recognized during the three-month period ended December 31, 2012.

Interest and other, net was $48.0 million of expense during the nine-month period ended December 31, 2013 compared to $16.8 million of income during the nine-month period ended December 31, 2012.  The increase of $64.8 million was due to the gain recognized during the nine-month period ended December 31, 2012 relating to the fair value adjustment of warrants described above.

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

Our policy is to provide a valuation allowance against deferred tax assets that in our estimation are not more likely than not to be realized. During the three-month period ended December 31, 2013, we released $14.1 million of such valuation allowance related to deferred tax assets in our Brazilian operations as this amount was deemed to be more likely than not to be realized.

The consolidated effective tax rate remained relatively consistent at 5.6% and 5.4% for nine-month periods ended December 31, 2013 and December 31, 2012, respectively, and varies from the Singapore statutory rate of 17.0% as a result of the amount of earnings from different jurisdictions, operating loss carryforwards, income tax credits, changes in previously established valuation allowances for deferred tax assets based upon our current analysis of the realizability of these deferred tax assets, changes in liabilities for uncertain tax positions, as well as certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, Israel, and Singapore. We generate most of our revenues and profits from operations outside of Singapore. We currently do not anticipate a significant impact to our fiscal year 2014 effective rate as a result of changes to the mix in revenues and operating profits between taxing jurisdictions.

The Mexican government enacted significant tax reform legislation during the third quarter of fiscal 2014, which resulted in a net $4.3 million discrete tax expense for the period.  The Company does not anticipate this tax reform to have a material impact to the ongoing effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, we had cash and cash equivalents of approximately $1.6 billion and bank and other borrowings of approximately $2.1 billion. We also have a $1.5 billion revolving credit facility that expires in October 2016 under which there were no borrowings outstanding as of the end of the quarter.  As of December 31, 2013, we were in compliance with the covenants under each of our existing credit facilities and indenture.

Cash provided by operating activities was $1.1 billion during the nine-month period ended December 31, 2013. This resulted primarily from $322.6 million of net income for the period, adjusted to exclude approximately $345.0 million of net non-cash expenses for depreciation, amortization and other impairment charges, and $450.6 million from changes in our operating assets and liabilities.  Net working capital (“NWC”), defined as net accounts receivable plus inventory less accounts payable increased by $260.9 million primarily to support the increase in our customers’ forecasted business levels.  The cash outflows to support NWC were offset by approximately $700.0 million of cash received from certain customers as advances during the period.  In certain instances the level of inventory reduction or consumption was lower than expected causing an increase to inventory.  In response, we worked with these customers to fund the elevated inventory balances we held on their behalf.  We have recorded these advances as other current liabilities in the condensed consolidated balance sheet as of December 31, 2013 and expect these amounts to decrease as we produce or sell the associated inventory in the future.  This will have a neutral impact on cash flows.

For the quarterly periods indicated, certain key liquidity metrics were as follows:

Three-Month Periods Ended
	December 31, 2013	September 27, 2013	June 28, 2013	March 31, 2013	December 31, 2012
Days in trade accounts receivable	38 days	42 days	43 days	46 days	42 days
Days in inventory	53 days	53 days	49 days	50 days	47 days
Days in accounts payable	68 days	71 days	67 days	70 days	65 days
Cash conversion cycle	23 days	24 days	25 days	26 days	24 days

Days in trade accounts receivable was calculated as average accounts receivable for the current and prior quarters, adding back the reduction in accounts receivable resulting from non-cash accounts receivable sales, divided by annualized sales for the current quarter by day.   During the three-month period ended December 31, 2013, days in trade accounts receivable decreased by 4 days to 38 days compared to the three-month periods ended September 27, 2013 and December 31, 2012 largely due to the increase in sales of our accounts receivable balances combined with increase in sales in our HVS business group that generally carry shorter payment terms than the Company average.  Non-cash accounts receivable sales, or deferred purchase price receivables, which are added back to accounts receivable in the calculation of days in trade receivables were $528.8 million, $558.3 million, $420.9 million, $412.4 million, and $462.0 million for the quarters ended December 31, 2013, September 27, 2013, June 28, 2013, March 31, 2013, and December 31, 2012, respectively. Deferred purchase price receivables are recorded in other current assets in the condensed consolidated balance sheets. For further information regarding deferred purchase price receivables see note 10 to the condensed consolidated financial statements.

Days in inventory was calculated as the average inventory for the current and prior quarters divided by annualized cost of sales for the respective quarter by day.  Days in inventory remained consistent at 53 days during the three-month period December 31, 2013 and September 27, 2013, and increased by 6 days to 53 days, compared to the three-month period ended December 31, 2012.  The increase was primarily as a result of the positioning of raw material inventory to support the production ramp of several programs launched in the current fiscal year and also due to increased levels of inventory that we held as of December 31, 2013 on behalf of certain customers, as discussed in the operating cash flow section above.

Days in accounts payable was calculated as the average accounts payable for the current and prior quarters divided by annualized cost of sales for the respective quarter by day. During the three-month period ended December 31, 2013, days in accounts payable decreased by 3 days to 68 days compared to the three-month period ended September 27, 2013 primarily due to timing of payments and the increase in cost of sales associated with our current quarter. During the three-month period ended December 31, 2013, days in accounts payable increased by 3 days to 68 days compared to the three-month period ended December 31, 2012 primarily due to timing of payments and the increase in inventory purchases as explained above.

Our cash conversion cycle was calculated as the sum of days of inventory and days of accounts receivables outstanding less days payable outstanding in accounts payable.  During the three-month period ended December 31, 2013, our cash conversion cycle decreased by 1 day to 23 days compared to the three-month period ended December 31, 2012, due to the factors for each of the components in the calculation discussed above.

Cash used by investing activities amounted to $706.7 million during the nine-month period ended December 31, 2013.  This resulted primarily from $461.2 million in net capital expenditures for property and equipment to support certain programs and the payment of $238.0 million towards the acquisition of four businesses completed during the nine-month period ended December 31, 2013.

We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our free cash flow, which is calculated as cash provided by operations less net purchases of property and equipment, was

$657.2 million for the nine-month period ended December 31, 2013 compared to $678.0 million for the nine-month period ended December 31, 2012. Free cash flow is not a measure of liquidity under generally accepted accounting principles in the United States, and may not be defined and calculated by other companies in the same manner. Free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities.  Free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Nine-Month Periods Ended
	December 31, 2013	December 31, 2012
	(In thousands)
Net cash provided by operating activities	$1,118,307	$1,006,057
Purchases of property and equipment	(526,026)	(377,901)
Proceeds from the disposition of property and equipment	64,873	49,819
Free cash flow	$657,154	$677,975

Cash used in financing activities was $355.4 million during the nine-month period ended December 31, 2013, which was primarily the result of cash paid of $362.7 million related to the repurchase of our ordinary shares and net repayments of debt of $60.1 million, partially offset by proceeds from the issuance of Company shares for options exercises amounting to $21.1 million and cash inflows from other financing activities amounting to $46.3 million.  Included in other financing activities is an amount of $33.8 million received from a third party for the non-controlling interest in one of our subsidiaries as further discussed in note 5 to the condensed consolidated financial statements.  During the nine-month period ended December 31, 2013, we entered in to a new Term Loan agreement under which we borrowed $600.0 million and used the entire proceeds to repay our Asia term loans, our term loan due in October 2014 and part of the term loan due in October 2016.

Our cash balances are held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months. As of December 31, 2013 and March 31, 2013, a significant amount of our cash and cash equivalents was held by foreign subsidiaries outside of Singapore.  Although substantially all of the amounts held outside of Singapore could be repatriated, under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $457.7 million as of March 31, 2013). Repatriation could result in an additional income tax payment, however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.

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

The Company’s Board of Directors, on July 24, 2013, authorized the repurchase of up to 10% of the Company’s outstanding ordinary shares which was subsequently approved by the Company’s shareholders at the Extraordinary General Meeting held on July 29, 2013. Subsequently, the Singapore Companies Act was amended on September 30, 2013, to authorize companies incorporated in Singapore to repurchase up to 20% of their shares outstanding as of the most recent shareholder approval date, subject to the requirements of the Singapore Companies Act.  During the nine-month period ended December 31, 2013, the Company paid $362.7 million to repurchase shares at an average price of $7.70 per share.

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

OFF-BALANCE SHEET ARRANGEMENTS

We sell designated pools of trade receivables to unaffiliated financial institutions under our ABS programs, and in addition to cash, we receive a deferred purchase price receivable for each pool of the receivables sold. Each of these deferred purchase price receivables serves as additional credit support to the financial institutions and is recorded at its estimated fair value. As of December 31, 2013 and March 31, 2013, the fair value of our deferred purchase price receivable was approximately $528.8 million and $412.4 million, respectively. As of December 31, 2013 and March 31, 2013, the outstanding balance on receivables sold for cash was $1.2 billion and $720.5 million, respectively, under all our accounts receivable sales programs, which are not included in our condensed consolidated balance sheets. For further information see note 10 of our notes to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the nine-month period ended December 31, 2013 as compared to the fiscal year ended March 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2013, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our third quarter of fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material legal proceedings, see note 14 “Commitments and Contingencies” in the Notes to the condensed consolidated financial statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2013, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of our ordinary shares made by us for the period from September 28, 2013 through December 31, 2013:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average Price	Purchased as Part of	of Shares that May Yet
	of Shares	Paid per	Publicly Announced	Be Purchased Under the
Period	Purchased (1) (2)	Share (2)	Plans or Programs (2)	Plans or Programs (2)
September 28 - November 1, 2013	—	$—	—	$504,208,634
November 2 - November 29, 2013	1,233,400	$7.65	1,233,400	$413,702,475
November 30 - December 31, 2013	4,642,818	$7.54	4,642,818	$372,673,494
Total	5,876,218		5,876,218

(1)         During the period from September 28, 2013 through December 31, 2013, all purchases were made pursuant to the program discussed below in open market transactions.  All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)         On July 24, 2013, our Board of Directors authorized the repurchase of up to 10% of our outstanding ordinary shares which was subsequently approved by our shareholders at the Extraordinary General Meeting held on July 29, 2013. During the three-month period ended December 31, 2013 we repurchased 5.9 million shares for an aggregate purchase price of $44.4 million.

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

FLEXTRONICS INTERNATIONAL LTD.
(Registrant)

/s/ Michael M. McNamara
Michael M. McNamara
Chief Executive Officer
(Principal Executive Officer)

Date: January 31, 2014
/s/ Christopher Collier
Christopher Collier
Chief Financial Officer
(Principal Financial Officer)

Date: January 31, 2014

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