Form 10-K
period 2014-03-31
FLEXTRONICS INTERNATIONAL LTD.
filed 2014-05-20
CIK 866374

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014
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
 (65) 6876-9899

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of September 27, 2013, the aggregate market value of the Company's ordinary shares held by non-affiliates of the registrant was approximately $5.6 billion based upon the closing sale price as reported on the NASDAQ Stock Market LLC (NASDAQ Global Select Market).

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2014
Ordinary Shares, No Par Value	585,456,950

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement to be delivered to shareholders in connection with the Registrant's 2014 Annual General Meeting of Shareholders	Part III

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

ITEM 1.    BUSINESS

OVERVIEW

        We are a globally-recognized leading provider of supply chain solutions that span from concept through consumption. We design, build, ship and service a complete packaged electronic product for original equipment manufacturers ("OEMs") in the following business groups:

  •
  High Reliability Solutions ("HRS"), which is comprised of our medical, automotive, and defense and aerospace businesses;

  •
  High Velocity Solutions ("HVS"), which includes our mobile devices business, including smart phones; our consumer electronics business, including game consoles and wearable electronics; and our high-volume computing business, including various supply chain solutions for notebook personal computing ("PC"), tablets, and printers;

  •
  Industrial and Emerging Industries ("IEI"), which is comprised of our household appliances, semi-cap equipment, kiosks, energy and emerging industries businesses; and

  •
  Integrated Network Solutions ("INS"), which includes our telecommunications infrastructure, data networking, connected home, and server and storage businesses.

        We provide our advanced design, manufacturing and supply chain services through a network of facilities in approximately 30 countries across four continents. We have established this extensive network of manufacturing facilities in the world's major electronics markets (Asia, the Americas and Europe) in order to serve the outsourcing needs of both multinational and regional OEMs. Our services increase customer competitiveness by delivering improved product quality, increased flexibility, leading manufacturability, improved performance, faster time-to-market and competitive costs. Our OEM customers leverage our services to meet their requirements throughout their products' entire life cycles. For the fiscal year ended March 31, 2014, we had revenue of $26.1 billion and net income of $365.6 million.

        We believe that the combination of our extensive open innovation platform solutions, design and engineering services, advanced supply chain management solutions and services, significant scale and global presence, provide us with a competitive advantage in the market for designing, manufacturing and servicing electronics products for leading multinational and regional OEMs. Through these services and facilities, we offer our OEM customers accelerated design, increased flexibility and responsiveness, improved time to market, supply chain predictability and real time visibility which enable them to speed up product launches, quickly enter new markets, mitigate risk and improve free cash flow.

        Our business has been subject to seasonality primarily due to our mobile devices and consumer electronics market exposures, which historically exhibit particular strength generally in the two quarters leading up to the end of the calendar year in connection with the holiday season.

INDUSTRY OVERVIEW

        Our expertise is in the design, manufacturing and supply services for a broad range of products, and as such, the closest definition of our industry is the outsourcing Electronics Manufacturing Services ("EMS") industry. EMS has experienced significant change and growth as an increasing number of companies elected to outsource some or all of their design, manufacturing, and after-market services requirements. During the recent years, we have seen an increased level of diversification by many companies, primarily in the technology sector. Some companies that have historically identified themselves as software providers, internet service providers or e-commerce retailers have started to enter the highly competitive and rapidly evolving hardware markets, such as mobile devices, home entertainment and wearable devices. This trend has resulted in a significant change in the manufacturing and supply chain solutions requirements of such companies. While the products have become more complex, the supply chain solutions required by such companies have become more customized and demanding, and it has changed the manufacturing and supply chain landscape significantly. The growth of the overall industry for calendar 2013 is estimated to have been around 3%.

        We believe the total available market for outsourcing continues to offer opportunities for growth with current penetration rates estimated to be less than 30%. The intensely competitive nature of the electronics industry, the continually increasing complexity and sophistication of electronics products, and pressure on OEMs to reduce product costs and shorter product life cycles encourage OEMs to utilize broad manufacturing and service providers as part of their business and manufacturing strategies. Utilizing global manufacturing and service providers allows OEMs to take advantage of the global design, manufacturing and supply chain management expertise of such providers, and enables OEMs to concentrate on product research, development, marketing and sales. We believe that OEMs realize the following benefits through their strategic relationships with manufacturing and service providers:

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

        We believe that growth in the EMS industry will be driven largely by the needs of OEMs to respond to rapidly changing markets and technologies, the increasing complexity of supply chains and the continued pressure to be cost competitive. Additionally, we believe that there are significant opportunities for global manufacturing and service providers to win additional business from OEMs in certain markets or industry segments that have yet to substantially utilize such providers.

SERVICE OFFERINGS

        We offer a broad range of customer-tailored services to OEMs. We believe that Flextronics has the broadest worldwide end-to-end supply chain solutions and capabilities in the industry, from concept design resources to aftermarket services. We believe a key competitive advantage is the Flextronics Platform, which is our system for creating value for our customers to increase competitiveness by providing real-time information for speed of decision making, end-to-end solutions with scope to increase their customer competitiveness and a physical infrastructure with unmatched ability to scale globally. Our ability to provide more value and innovation to our customers is another competitive advantage because we offer both global economies of scale in procurement, manufacturing and after-market services, as well as market-focused expertise and capabilities in design and engineering. As a result of our focus on specific markets, we believe we are able to better understand complex market dynamics and anticipate trends that impact our OEM customers' businesses, and can help improve our OEM customers' market positioning by effectively adjusting product plans and roadmaps to deliver low-cost, high quality products and meet their time-to-market requirements. Our services allow us to design, build, ship and service a complete packaged electronics product for our OEM customers. These services include:

          Innovation Services.    To support our customers in addressing their innovation challenges, Flextronics is focusing on product innovation. We launched the Silicon Valley Open Innovation Initiative to create an eco-system of customers, suppliers and design tool makers to drive new technologies in product innovation to improve productivity, cost and time to market. As part of this initiative, we founded the Silicon Valley Open Innovation Summit.

          In fiscal 2014, we made significant investments establishing several Product Innovation Centers worldwide and created our flagship Customer Innovation Center in our Silicon Valley facility. Our Innovation services include:

    •
    Innovations Labs.  Our labs provide global functional leadership across our Centers of Excellence, manage advanced innovation initiatives and enable our customers to speed time to market by leveraging validated innovation technology blocks, which have been developed by Flextronics and our eco-system of technology partners.

    •
    Innovation Café.  Joint collaboration and development with customers on new product roadmaps and technology offerings utilizing Flextronics' cross segment design and engineering expertise and innovation technology blocks.

    •
    LabIX.  Flextronics' new startup accelerator program that invests in the next generation of disruptive hardware technology, enabling companies to take their technologies from concept to prototype to manufacturing.

    •
    Centers of Excellence.  Strategic technology capabilities developed by Flextronics in critical solutions areas which are leveraged across multiple industries and can be integrated into our customer's product. Centers of Excellence include Human Machine Interface, Wireless and Connectivity, Sensors & Actuators, Power & Battery Management, Smart Software, Flexible Technology and Computing and Materials.

          Design and Engineering Services.     We offer a comprehensive range of value-added design and engineering services that are tailored to the various markets and needs of our customers. These services can be delivered by two primary business models:

    •
    Contract Design Services, where the customer purchases engineering and development services on a time and materials basis; and

    •
    Joint Development Manufacturing Services, where Flextronics' engineering and development teams work jointly with our customers' teams to ensure product development integrity, seamless manufacturing handoffs, and faster time to market.

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

    •
    Electronic System Design.  We provide complete electrical and hardware design for products ranging in size from small handheld consumer devices to large high-speed, carrier-grade, telecommunications equipment, which includes embedded microprocessors, memory, digital signal processing design, high-speed digital interfaces, analog circuit design, power management solutions, wired and wireless communication protocols, display imaging, audio/video, and radio frequency systems and antenna design.

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

    •
    Testing Services.  We offer computer-aided testing services for assembled printed circuit boards, systems and subsystems. These services significantly improve our ability to deliver high-quality products on a consistent basis. Our test services include management defect analysis, in-circuit testing and functional testing as well as environmental stress tests of board and system assemblies. We also offer design for test, design for manufacturing and design for environment services to our customers to jointly improve customer product design and manufacturing.

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

          Component businesses.     We offer the following components product solutions:

    •
    Rigid and Flexible Printed Circuit Board ("PCB") Fabrication.  Printed circuit boards are platforms composed of laminated materials that provide the interconnection for integrated circuits, passive and other electronic components and thus are at the heart of almost every electrical system. They are formed out of multi-layered epoxy resin and glass cloth systems with very fine traces and spaces and plated holes (called vias), which interconnect the different layers to an extremely dense circuitry network that carries the integrated circuits and electrical signals. As semiconductor designs become more and more complex and signal speeds increase, there is an increasing demand on printed circuit board integration density requiring higher layer counts, finer lines and spacings, smaller vias (microvias) and base materials with electrically very low electrical loss characteristics. The manufacturing of these complex multilayer interconnect products often requires the use of sophisticated circuit interconnections between layers, and adherence to strict electrical characteristics to maintain consistent circuit transmission speeds and impedances. The global demand for wireless devices and the complexity of wireless products are driving the demand for more flexible printed circuits. Flexible circuit boards facilitate a reduction in the weight of a finished electronic product and allow the designer to use the third dimension in designing new products or product features. Flexible circuits have become a very attractive design alternative for many new and emerging application spaces such as automotive rear light-emitting diode ("LED") lighting, tablet computers, and miniaturized radio frequency identification tags or smart cards. We are an industry leader in high-density interconnect with the Every Layer Inter Connect ("ELIC") technology, which is used in smart phone designs, and multilayer constructions which are used in advanced routers and switches, telecom equipment, servers, storage, and flexible printed circuit boards and flexible printed circuit board assemblies. Our PCB business (Multek) manufactures printed circuit boards on a low-volume, quick-turn basis, as well as on a high-volume production basis. We provide quick-turn prototype services that allow us to provide small test quantities to meet the needs of customers' product development groups in as little as 48 hours. Our extensive range of services enables us to respond to our customers' demands for an accelerated transition from prototype to volume production. Multek offers a one stop solution from design to manufacturing of PCB, flexible circuits and rigid flex circuits and sub-assemblies. We have printed circuit board and flexible circuit fabrication service capabilities in North America and Asia. During fiscal year 2014 we completed the closing of our Multek factories in Germany and Brazil. We believe this will drive operational efficiencies, and result in an optimization of our system, which will lower the revenue level required to achieve better margins. Going forward, our PCB capabilities will be centered in Asia and North America.

    •
    Power Supplies.  We have a full service power supply business ("Flex Power") that specializes in the mobile revolution, with expertise in high efficiency and high density switching power supplies ranging from 1 to 3,000 watts. Our product portfolio includes chargers for smartphones and tablets, adapters for notebooks and gaming, and power supplies for server, storage and networking markets. We pride ourselves on our ability to service the needs of industry leaders in these markets through valuable technology, design expertise, collaborative development and efficient execution. Our products are fully compliant with environmental and Energy Star requirements that drive efficiency specifications in our industry. Customers who engage with Flex Power gain access to compelling innovations and intellectual property in digital control or smart power. We assist customers with quickly bringing products to their markets.

          Logistics.     Our Flextronics Global Services business is a provider of after-market supply chain logistics services. Our comprehensive suite of services serve customers operating in the computing, consumer digital, infrastructure, industrial, mobile and medical markets. Our expansive global infrastructure consists of 25 sites and more than 12,000 employees strategically located throughout the Americas, Europe and Asia. By leveraging our operational infrastructure, supply chain network, and IT systems, we have the capability of offering globally consistent logistics solutions for our customers' brands. By linking the flow of information from the supply chains, we create supply chain efficiencies delivering value to our customers. We provide multiple logistics solutions including supplier managed inventory, inbound freight management, product postponement, build/configure to order, order fulfillment and distribution, and supply chain network design.

          Reverse Logistics and Repair Services.     We offer a suite of integrated reverse logistics and repair solutions that are operated on globally consistent processes, which help our customers protect their brand loyalty in the marketplace by improving turnaround times and end-customer satisfaction levels. Our objective is to maintain maximum asset value retention of our customers' products throughout their product life cycle while simultaneously minimizing non-value repair inventory levels and handling in the supply chain. With our suite of end-to-end solutions, we can effectively manage our customers' reverse logistics requirements while also providing critical feedback of data to their supply chain constituents and delivering continuous improvement and efficiencies for both existing and next generation products. Our reverse logistics and repair solutions include returns management, exchange programs, complex repair, asset recovery, recycling and e-waste management. We provide repair expertise to multiple product lines such as consumer and midrange products, printers, smart phones, consumer medical devices, notebooks, PC's, set-top boxes, game consoles and highly complex infrastructure products. With our service parts logistics business, we manage all of the logistics and restocking processes essential to the efficient operation of repair and refurbishment services.

STRATEGY

        We are a world-class end-to-end supply chain solutions company. Our strategy is to enable and scale innovation for our customers, maintain our leadership in our core capabilities and build extended offerings in high-growth sectors. Our goal is to empower talented employees to develop global supply chain solutions that transform industries and companies.

          Talent.    To maintain our competitiveness and world-class capabilities, we focus on hiring and retaining the world's best talent. We have taken steps to attract the best functional and operational leaders and accelerated efforts at developing the future leaders of the company.

          Customer-Focus.     We believe that serving aspiring leaders in dynamic industries pushes the development of our core skills and results in superior growth and profitability. Our customers come first, and we have a relentless focus on delivering distinctive products and services in a cost-effective manner with fast time-to-market.

          Market-Focus.     We apply a rigorous approach to managing our portfolio of opportunities by focusing on companies and industries that value our superior capabilities in design, manufacturing, supply chain and aftermarket services and that are leaders in their industry. We are focusing our energy and efforts on high-growth markets where we have distinctive competence and a compelling value proposition. Examples include our investments in energy, healthcare, automotive, industrial markets and investments in a number of enabling components technologies. Our market focused approach to managing our business increases our customers' competitiveness by leveraging our global resources and responsiveness to changes in market dynamics.

          Global Operations Capabilities.     We continue to invest in maintaining the leadership of our world-class manufacturing and services capabilities. We constantly push the state of the art in manufacturing technology, process development and operations management. We believe these skills represent a significant competitive advantage. We continue to capitalize on our industrial park concept, where we co-locate our manufacturing, design, and service resources in low-cost regions, to provide a competitive advantage by minimizing logistics, manufacturing costs and cycle times while increasing flexibility and responsiveness. Our ability to cost effectively manage a massive worldwide system, is itself a major competitive advantage.

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

COMPETITIVE STRENGTHS

        We continue to enhance our business through the development and broadening of our product and service offerings. Our focus is to be a flexible organization with repeatable execution that adapts to macro-economic changes and creates value which increases our customers' competitiveness. We have a focused strategy on delivering scale, scope and speed to our customers through world class operations, innovation and design services, supply chain solutions and industry and market expertise. We provide real-time supply chain applications to enable customers to improve supply chain visibility and monitor and mitigate risks. We believe that the following capabilities differentiate us from our competitors and enable us to better serve our customers' requirements:

          Significant Scale and Global Integrated System.    We believe that scale is a significant competitive advantage, as our customers' solutions increasingly require cost structures and capabilities that can only be achieved through size and global reach. We are a leader in global procurement, purchasing approximately $23.6 billion of materials during our fiscal year ended March 31, 2014. As a result, we are able to use our worldwide supplier relationships to achieve advantageous pricing and supply chain flexibility for our OEM customers.

          We have established an extensive, integrated network of design, manufacturing and logistics facilities in the world's major electronics markets to serve the outsourcing needs of both multinational and regional OEMs. Our extensive global network of facilities in approximately 30 countries with approximately 150,000 permanent employees gives us the ability to increase the competitiveness of our customers by simplifying their global product development processes while also delivering improved product quality with improved performance and accelerated time to market. Operating and executing this complex worldwide solutions system is a competitive advantage.

          End-to-End Solutions.     We offer a comprehensive range of worldwide supply chain services that simplify and improve the global product development process and provide meaningful time and cost savings to our OEM customers. Our broad based, end-to-end services enable us to cost effectively design, build, ship and service a complete packaged product. We believe that our capabilities also help our customers improve product quality, manufacturability and performance, in addition to reducing costs. We have expanded and enhanced our service offering by adding capabilities in 3D printing, automation, innovation labs, real-time supply chain software, plastics, machining and mobile charging, as well as by introducing new capabilities in areas such as solar equipment, large format stamping and chargers.

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

          Extensive Design and Engineering Capabilities.     We have an industry leading global design service offering with extensive product design engineering resources that provide global design services, products, and solutions to satisfy a wide array of customer requirements across all of our key markets. We combine our design and manufacturing services to provide end-to-end customized solutions that include services from design concept, through product industrialization and product development, including the manufacture of components and complete products (such as smart phones), which are then sold by our OEM customers under the OEMs' brand names.

          Geographic, Customer and End Market Diversification.     We believe that we have created a well-diversified and balanced company. We have diversified our business across multiple end markets, significantly expanding our available market. The world is undergoing change and macro-economic disruptions that have led to demand shifts and realignments. We believe that we are well positioned through our market diversification to grow in excess of the industry average and successfully navigate through difficult economic climates. Our broad geographic footprint and experience with multiple types and complexity levels of products provide us a significant competitive advantage. We continually look for new ways to diversify our offering within each market segment.

          Product Innovation Centers.     We have established state-of-the art innovation centers in the Americas, Asia and Europe, with differentiated offerings and specialized services and focus. Some of these offerings include the most advanced 3D plastic printing, 3D metal printing, surface mount technology (SMT), X-ray and test equipment to support major industries in bringing innovative products to market rapidly. We also have a reliability and failure analysis lab, and automation applications team. Another key feature is our focus on confidentiality and security as we offer dedicated customer-confidential work spaces that include increased security and restricted access to protect our OEM customers' intellectual property ("IP") and confidentiality of new products being launched into the marketplace. These innovation centers offer our customers an ability to take their product from concept to volume production and go to market in a rapid, cost effective and low risk manner.

          Industrial Parks; Low-Cost Manufacturing Services.     We have developed self-contained campuses that co-locate our manufacturing and logistics operations with our suppliers at a single, low-cost location. These industrial parks enhance our total supply chain management, while providing a low-cost, multi-technology solution for our customers. This approach increases the competitiveness of our customers by reducing logistical barriers and costs, improving communications, increasing flexibility, lowering transportation costs and reducing turnaround times. We have strategically established our industrial parks in Brazil, China, Hungary, Indonesia, Israel, Malaysia, Mexico, Poland, Romania, and the Ukraine.

          We have certain of our manufacturing operations situated in low-cost regions of the world to provide our customers with a wide array of manufacturing solutions and low manufacturing costs. As of March 31, 2014, approximately 71% of our manufacturing capacity was located in low-cost locations, such as Brazil, China, Hungary, India, Indonesia, Malaysia, Mexico, Poland, Romania, and the Ukraine. We believe we are a global industry leader in low-cost production capabilities.

CUSTOMERS

        Our customers include many of the world's leading technology companies. We have focused on establishing long-term relationships with our customers and have been successful in expanding our relationships to incorporate additional product lines and services. In fiscal year 2014, our ten largest customers accounted for approximately 52% of net sales. Only Google (including Motorola) accounted for greater than 10% of the Company's net sales in fiscal 2014.

        The following table lists in alphabetical order a sample of our largest customers in fiscal year 2014 and the end products of those customers for which we provide design, manufacturing or after-market services:

Customer	End Products
Alcatel-Lucent	Business telecommunications systems and core routers and switches
Apple	Mobile communication devices, notebooks and desktop computing, tablets and consumer entertainment devices
Cisco	Core routers and switches, wireless and enterprise telecommunications infrastructure
Ericsson	Radio base stations for Long Term Evolution and GSM infrastructure
Ford Motor Company	SYNC Modules, Lighting Products, Solenoids and Motion Control Electronics
Hewlett-Packard	Notebook and netbook computers, inkjet printers and storage devices
Huawei Technologies	Wireless and enterprise telecommunications infrastructure and smartphones
Microsoft	Computer peripherals and consumer electronics products
Google (including Motorola)	Mobile communication devices and consumer electronics products
Xerox	Office equipment and components

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

SOCIAL RESPONSIBILITY

        Our corporate social responsibility practices focus on global human rights, global environmental conditions, business ethics, and the health and safety of all stakeholders. We do this with controlled business processes, thus ensuring that our business is conducted in a manner that goes beyond compliance alone. We operate programs, including compliance audits and compliance capability building programs that focus on driving continuous improvements in social, ethical, and environmental compliance throughout all of our global operating units in accordance with our Code of Conduct. As a guide to achieve this end, Flextronics looks at principles, policies, and standards as prescribed by the

Electronics Industry Citizenship Coalition ("EICC"), a worldwide association of electronics companies committed to promoting an industry code of conduct for global electronics supply chains to improve working and environmental conditions. Flextronics is a founding member of the EICC.

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

        The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), Section 1502 introduces reporting requirements related to the verification of whether Flextronics directly (or indirectly through suppliers of materials) is purchasing the minerals or metals gold, columbite-tantalite, also known as coltan (the metal ore from which tantalum is extracted); cassiterite (the metal ore from which tin is extracted); gold; wolframite (the metal ore from which tugsten is extracted); or their derivatives; or any other mineral or its derivatives as determined by the Secretary of State with financing conflicts in the Democratic Republic of the Congo or an adjoin country. Flextronics is working directly with suppliers, industry groups, and customers to comply with the due diligence reporting requirements necessary to comply with the new law. See "Risk Factor—Compliance with government regulations regarding the use of "conflict minerals" may result in increased costs and risks to us."

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

EMPLOYEES

        As of March 31, 2014, our global workforce totaled approximately 150,000 permanent employees. In certain international locations, our employees are represented by labor unions and by work councils. We have never experienced a significant work stoppage or strike, and we believe that our employee relations are good.

        Our success depends to a large extent upon the continued services of key managerial and technical employees. The loss of such personnel could seriously harm our business, results of operations and business prospects. To date, we have not experienced significant difficulties in attracting or retaining such personnel.

INTELLECTUAL PROPERTY

        We own or license various United States and foreign patents relating to a variety of technologies. For certain of our proprietary processes, we rely on trade secret protection. We also have registered our corporate name and several other trademarks and service marks that we use in our business in the United States and other countries throughout the world. As of March 31, 2014 and 2013, the carrying value of our intellectual property was not material.

        Although we believe that our intellectual property assets and licenses are sufficient for the operation of our business as we currently conduct it, from time to time third parties do assert patent infringement claims against us or our customers. In addition, we provide design and engineering services to our customers and also design and make our own products. As a consequence of these activities, our customers are requiring us to take responsibility for intellectual property to a greater extent than in our manufacturing and assembly businesses. If and when third parties make assertions regarding the ownership or right to use intellectual property, we could be required to either enter into licensing arrangements or to resolve the issue through litigation. Such license rights might not be available to us on commercially acceptable terms, if at all, and any such litigation might not be resolved in our favor. Additionally, litigation could be lengthy and costly and could materially harm our financial condition regardless of the outcome. We also could be required to incur substantial costs to redesign a product or re-perform design services.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

        Refer to note 19 to our consolidated financial statements included under Item 8 for financial information about our geographic areas.

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

        We derive our revenues from customers in the following business groups:

  •
  HRS, which is comprised of our medical, automotive, defense and aerospace businesses;

  •
  HVS, which includes our mobile devices business, including smart phones; our consumer electronics business, including game consoles and wearable electronics; and high-volume computing business, including various supply chain solutions for notebook personal computing ("PC"), tablets and printers;

  •
  IEI, which is comprised of our household appliances, semi-cap equipment, kiosks, energy and emerging industries businesses; and

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

  •
  our customers may experience dramatic market share shifts in demand which may cause them to lose market share or exit the business; and

  •
  there may be recessionary periods in our customers' markets, such as the recent global economic downturn.

Our customers may cancel their orders, change production quantities or locations, or delay production, and the inherent difficulties involved in responding to these demands could harm our business.

        Cancellations, reductions or delays by a significant customer or by a group of customers have harmed, and may in the future harm, our results of operations by reducing the volumes of products we manufacture and deliver for these customers, by causing a delay in the repayment of our expenditures for inventory in preparation for customer orders and by lowering our asset utilization resulting in lower gross margins. Additionally, current and prospective customers continuously evaluate our capabilities against other providers as well as against the merits of manufacturing products themselves. Our business would be adversely affected if OEMs decide to perform these functions internally or transfer their business to another provider.

        As a provider of design and manufacturing services and components for electronics, we must provide increasingly rapid product turnaround time for our customers. We generally do not obtain firm, long-term purchase commitments from our customers, and we often experience reduced lead times in customer orders which may be less than the lead time we require to procure necessary components and materials.

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

        Sales to our ten largest customers represent a significant percentage of our net sales. Our ten largest customers accounted for approximately 52%, 47% and 55% of net sales in fiscal years 2014, 2013 and 2012, respectively. Only Google (including Motorola) accounted for more than 10% of net sales in fiscal 2014. No customer accounted for greater than 10% of the Company's net sales in fiscal 2013. Our largest customers during fiscal year 2012 were Hewlett-Packard (HP) and Blackberry, which each accounted for more than 10% of net sales. Our principal customers have varied from year to year. These customers may experience dramatic declines in their market shares or competitive position, due to economic or other forces, that may cause them to reduce their purchases from us or, in some cases, result in the termination of their relationship with us. Significant reductions in sales to any of these customers, or the loss of major customers, would materially harm our business. If we are not able to timely replace expired, canceled or reduced contracts with new business, our revenues and profitability could be harmed.

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

        Our supply chain may also be impacted by other events outside our control, including macro-economic events, political crises or natural or environmental occurrences. Component shortages impacted our results during fiscal year 2012. The supply constraints were broad based, but the impact was most evident with respect to connectors, capacitors, LCD panels and memory (both DRAM and Flash). The March 2011 earthquake and tsunami in Japan resulted in disruptions to our supply chain, as a large number of our suppliers of semiconductors and other electronic components are located in Japan. These disruptions had a negative impact on our revenue in the first and second quarters of fiscal year 2012.

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

        The distances between the Americas, Asia and Europe create a number of logistical and communications challenges for us. These challenges include managing operations across multiple time zones, directing the manufacture and delivery of products across distances, coordinating procurement of components and raw materials and their delivery to multiple locations, and coordinating the activities and decisions of the core management team, which is based in a number of different countries. Facilities in several different locations may be involved at different stages of the production process of a single product, leading to additional logistical difficulties.

        Because our manufacturing operations are located in a number of countries throughout the Americas, Asia and Europe, we are subject to risks of changes in economic and political conditions in those countries, including:

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

  •
  political unrest; and

  •
  a potential reversal of current favorable policies encouraging foreign investment or foreign trade by our host countries.

        The attractiveness of our services to U.S. customers can be affected by changes in U.S. trade policies, such as most favored nation status and trade preferences for some Asian countries. In addition, some countries in which we operate, such as Brazil, Hungary, India, Mexico, Malaysia and Poland, have experienced periods of slow or negative growth, high inflation, significant currency devaluations or limited availability of foreign exchange. Furthermore, in countries such as China, Brazil and Mexico, governmental authorities exercise significant influence over many aspects of the economy, and their actions could have a significant effect on us. We could be seriously harmed by inadequate infrastructure, including lack of adequate power and water supplies, transportation, raw materials and parts in countries in which we operate. In addition, we may encounter labor disruptions and rising labor costs, in particular within the lower-cost regions in which we operate. Any increase in labor costs that we are unable to recover in our pricing to our customers could adversely impact our operating results.

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

If our security systems are breached, we may incur significant legal and financial exposure.

        We have implemented security systems with the intent of maintaining the physical security of our facilities and inventory and protecting our customers' and our suppliers' confidential information. We regularly face attempts by others to gain unauthorized access through the Internet or to introduce malicious software to our information systems. Despite our efforts, we are subject to, and at times have suffered from, breach of these security systems which have in the past and may in the future result in unauthorized access to our facilities and/or unauthorized use or theft of the inventory or information we are trying to protect. If unauthorized parties gain physical access to our inventory or if they gain electronic access to our information systems or if such information or inventory is used in an unauthorized manner, misdirected, lost or stolen during transmission or transport, any theft or misuse of such information or inventory could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties including our customers and possible financial obligations for damages related to the theft or misuse of such information or inventory, any of which could have a material adverse effect on our profitability and cash flow. We believe that we have adopted appropriate measures to mitigate potential risks to our technology and our operations from the breach of our security systems.

If our compliance policies are breached, we may incur significant legal and financial exposure.

        We have implemented local and global compliance policies to ensure compliance with our legal obligations across our operations. A significant legal risk resulting from our international operations is compliance with the U.S. Foreign Corrupt Practices Act or similar local laws of the countries in which we do business, including the UK Anti-Bribery Act, which prohibits covered companies from making payments to foreign government officials to assist in obtaining or retaining business. Our Code of Business Conduct prohibits corrupt payments on a global basis and precludes us from offering or giving anything of value to a government official for the purpose of obtaining or retaining business, to win a business advantage or to improperly influence a decision regarding Flextronics. Nevertheless, there can be no assurance that all of our employees and agents will refrain from taking actions in violation of this and our related anti-corruption policies and procedures. Any such violation could have a material adverse effect on our business.

We are subject to risks relating to litigation, which may have a material adverse effect on our business.

        From time to time, we are involved in various claims, suits, investigations and legal proceedings. Additional legal claims or regulatory matters may arise in the future and could involve matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims and other issues on a global basis. Regardless of the merits of the claims, litigation may be both time-consuming and disruptive to our business. The defense and ultimate outcome of any lawsuits or other legal proceedings may result in higher operating expenses and a decrease in operating margin, which could have a material adverse effect on our business, financial condition, or results of operations.

Compliance with government regulations regarding the use of "conflict minerals" may result in increased costs and risks to us.

        As part of the Dodd-Frank Act, the SEC has promulgated disclosure requirements regarding the use of certain minerals (the "Minerals"), which may be mined from the Democratic Republic of Congo and adjoining countries. The disclosure requirements will take effect for the Company in May 2014 with regards to products manufactured during calendar year 2013. We will have to publicly disclose whether the products we sell contain these Minerals and have and may continue to incur significant costs related to implementing a process that will meet the mandates of the Act. Additionally, customers rely on us to provide critical data regarding the products they purchase and will likely request information on such Minerals. Our materials sourcing is broad-based and multi-tiered, and we may not be able to easily verify the origins of the Minerals used in the products we sell. We have many suppliers and each may provide the required information in a different manner, if at all. Accordingly, because the supply chain is complex, our reputation may suffer if we are unable to sufficiently verify the origins of the Minerals, if any, used in our products. Additionally, customers may demand that the products they purchase be free of any Minerals originating in the specified countries. The implementation of this requirement could affect the sourcing and availability of products we purchase from our suppliers. This may reduce the number of suppliers that may be able to provide products and may affect our ability to obtain products in sufficient quantities to meet customer demand or at competitive prices.

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

We are subject to the risk of increased income taxes.

        We are subject to taxes in numerous jurisdictions. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory rates and changes in tax laws or their interpretation including changes related to tax holidays or tax incentives. Our taxes could increase if certain tax holidays or incentives are not renewed upon expiration, or if tax rates applicable to us in such jurisdictions are otherwise increased. Our continued ability to qualify for specific tax holiday extensions will depend on, among other things, our anticipated investment and expansion in these countries and the manner in which the local governments interpret the requirements for modifications, extensions or new incentives.

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

        We are also required to comply with an increasing number of global and local product environmental compliance regulations focused on the restriction of certain hazardous substances. We are subject to the EU directives, including the Restrictions on RoHS, the WEEE as well as the EU's REACH regulation. In addition, new technical classifications of e-Waste being discussed in the Basel Convention technical working group could affect both our customers' abilities and obligations in electronics repair and refurbishment. Also of note is China's Management Methods for Controlling Pollution Caused by EIPs regulation, commonly referred to as "China RoHS", which restricts the importation into and production within China of electrical equipment containing certain hazardous materials. Similar legislation has been or may be enacted in other jurisdictions, including in the United States. RoHS and other similar legislation bans or restricts the use of lead, mercury and certain other specified substances in electronics products and WEEE requires EU importers and/or producers to assume responsibility for the collection, recycling and management of waste electronic products and components. We have developed rigorous risk mitigating compliance programs designed to meet the needs of our customers as well as applicable regulations. These programs may include collecting compliance data from our suppliers, full laboratory testing and public reporting of other environmental metrics such as carbon emissions, electronic waste and water, and we also require our supply chain to comply. Non-compliance could potentially result in significant costs and/or penalties. In the case of WEEE, the compliance responsibility rests primarily with the EU importers and/or producers rather than with EMS companies. However, OEMs may turn to EMS companies for assistance in meeting their obligations under WEEE.

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

        In recent years, we have experienced growth in our business through a combination of internal growth and acquisitions. However, our business also has been negatively impacted by the recent adverse global economic conditions. The expansion of our business, as well as business contractions and other changes in our customers' requirements, have in the past, and may in the future, require that we adjust our business and cost structures by incurring restructuring charges. Restructuring activities involve reductions in our workforce at some locations and closure of certain facilities. All of these changes have in the past placed, and may in the future place, considerable strain on our financial and management control systems and resources, including decision support, accounting management, information systems and facilities. If we do not properly manage our financial and management controls, reporting systems and procedures to manage our employees, our business could be harmed.

        In recent years, including during fiscal years 2014 and 2013, we undertook initiatives to restructure our business operations through a series of restructuring activities, which were intended to realign our global capacity and infrastructure with demand by our OEM customers and thereby improve our operational efficiency. These activities included reducing excess workforce and capacity, transitioning manufacturing to lower-cost locations and eliminating redundant facilities, and consolidating and eliminating certain administrative facilities.

        While we incur severance, asset impairment charges and other charges as a result of changes in our customer mix on an ongoing basis, such individual actions were not considered material and did not qualify as restructuring charges per accounting principles generally accepted in the United States to be separately disclosed as restructuring charges in fiscal year 2012, and are included in either cost of sales or selling, general and administrative expenses, as appropriate. Our restructuring activities undertaken during fiscal years 2014 and 2013 have been disclosed separately on our statement of operations. We may be required to take additional charges in the future to align our operations and cost structures with global economic conditions, market demands, cost competitiveness, and our geographic footprint as it relates to our customers' production requirements. We may consolidate certain manufacturing facilities or transfer certain of our operations to lower cost geographies. If we are required to take additional restructuring charges in the future, our operating results, financial condition, and cash flows could be adversely impacted. Additionally, there are other potential risks associated with our restructurings that could adversely affect us, such as delays encountered with the finalization and implementation of the restructuring activities, work stoppages, and the failure to achieve targeted cost savings.

Fluctuations in foreign currency exchange rates could increase our operating costs.

        We have manufacturing operations and industrial parks that are located in lower cost regions of the world, such as Asia, Eastern Europe and Mexico. Most of our purchase and some of our sale transactions are denominated in currencies other than the United States dollar. As a result, we are exposed to fluctuations in these currencies impacting our fixed cost overhead or our supply base relative to the currencies in which we conduct transactions.

        Currency exchange rates fluctuate on a daily basis as a result of a number of factors, including changes in a country's political and economic policies. Volatility in the functional and non-functional currencies of our entities and the United States dollar could seriously harm our business, operating results and financial condition. The primary impact of currency exchange fluctuations is on the cash, receivables, payables and expenses of our operating entities. As part of our currency hedging strategy, we use financial instruments, primarily forward exchange and swap contracts, to hedge our foreign currency exposure in order to reduce the short-term impact of foreign currency rate fluctuations on our operating results. If our hedging activities are not successful or if we change or reduce these hedging activities in the future, we may experience significant unexpected fluctuations in our operating results as a result of changes in exchange rates.

        We are also exposed to risks related to the valuation of the Chinese currency relative to the U.S. dollar. The Chinese currency is the renminbi ("RMB"). A significant increase in the value of the RMB could adversely affect our financial results and cash flows by increasing both our manufacturing costs and the costs of our local supply base.

We depend on our executive officers and skilled management personnel.

        Our success depends to a large extent upon the continued services of our executive officers and other key employees. Generally our employees are not bound by employment or non-competition agreements, and we cannot assure you that we will retain our executive officers and other key employees. We could be seriously harmed by the loss of any of our executive officers or other key employees. We will need to recruit and retain skilled management personnel, and if we are not able to do so, our business could be harmed. In addition, in connection with expanding our design services offerings, we must attract and retain experienced design engineers. There is substantial competition in our industry for highly skilled employees. Our failure to recruit and retain experienced design engineers could limit the growth of our design services offerings, which could adversely affect our business.

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

        Two of our significant end markets are the mobile devices market and the consumer devices market. These markets exhibit particular strength generally in the two quarters leading up to the end of the calendar year in connection with the holiday season. As a result, we have historically experienced stronger revenues in our second and third fiscal quarters as compared to our other fiscal quarters. Economic or other factors leading to diminished orders in the end of the calendar year could harm our business.

Our debt level may create limitations.

        As of March 31, 2014, our total debt was approximately $2.1 billion. This level of indebtedness could limit our flexibility as a result of debt service requirements and restrictive covenants, and may limit our ability to access additional capital or execute our business strategy.

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

        Our revenue and gross margin depend significantly on general economic conditions and the demand for products in the markets in which our customers compete. Adverse worldwide economic conditions may create challenging conditions in the electronics industry. These conditions may result in reduced consumer and business confidence and spending in many countries, a tightening in the credit markets, a reduced level of liquidity in many financial markets and high volatility in credit, fixed income and equity markets. In addition, longer term disruptions in the capital and credit markets could adversely affect our access to liquidity needed for our business. If financial institutions that have extended credit commitments to us are adversely affected by the conditions of the U.S. and international capital markets, they may become unable to fund borrowings under their credit commitments to us, which could have an adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.

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

        Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The Company also ascribes value to certain identifiable intangible assets, which consist primarily of customer relationships, developed technology and trade names, among others, as a result of acquisitions. The Company may incur impairment charges on goodwill or identifiable intangible assets if it determines that the fair values of goodwill or identifiable intangible assets are less than their current carrying values. The Company evaluates, on a regular basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of goodwill may no longer be recoverable, in which case an impairment charge to earnings would become necessary.

        Refer to Notes 1 and 2 to the consolidated financial statements and 'critical accounting policies' in management's discussion and analysis of financial condition and results of operations for further discussion of the impairment testing of goodwill and identifiable intangible assets.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our facilities consist of a global network of industrial parks, regional manufacturing operations, and design, engineering and product introduction centers, providing approximately 26.0 million square feet of productive capacity as of March 31, 2014. We own facilities with approximately 8.3 million square feet in Asia, 4.1 million square feet in the Americas and 2.3 million square feet in Europe. We lease facilities with approximately 5.7 million square feet in Asia, 3.5 million square feet in the Americas and 2.0 million square feet in Europe.

        Our facilities include large industrial parks, ranging in size from under 100,000 to 3.1 million square feet in Brazil, China, Hungary, Indonesia, Israel, Malaysia, Mexico, Poland, Romania, and the Ukraine. We also have regional manufacturing operations, generally ranging in size from under 100,000 to approximately 2.7 million square feet in Austria, Brazil, Canada, China, Czech Republic, France, Germany, Hong Kong, Hungary, India, Ireland, Italy, Japan, Korea, Malaysia, Mexico, the Philippines, Singapore, Sweden, Taiwan, the Ukraine and the United States. We also have smaller design and engineering centers and product introduction centers at a number of locations in the world's major electronics markets.

        Our facilities are well maintained and suitable for the operations conducted. The productive capacity of our plants is adequate for current needs.

ITEM 3.    LEGAL PROCEEDINGS

        For a description of our material legal proceedings, see note 12 "Commitments and Contingencies" to the consolidated financial statements, which is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF ORDINARY SHARES

        Our ordinary shares are quoted on the NASDAQ Global Select Market under the symbol "FLEX." The following table sets forth the high and low per share sales prices for our ordinary shares since the beginning of fiscal year 2013 as reported on the NASDAQ Global Select Market.

	High	Low
Fiscal Year Ended March 31, 2014
Fourth Quarter	$9.42	$7.50
Third Quarter	9.25	7.13
Second Quarter	9.50	7.68
First Quarter	7.89	6.64
Fiscal Year Ended March 31, 2013
Fourth Quarter	$6.93	$6.18
Third Quarter	6.31	5.54
Second Quarter	6.81	5.96
First Quarter	7.30	6.11

        As of May 14, 2014 there were 3,423 holders of record of our ordinary shares and the closing sales price of our ordinary shares as reported on the NASDAQ Global Select Market was $9.56 per share.

DIVIDENDS

        Since inception, we have not declared or paid any cash dividends on our ordinary shares. We currently do not have plans to pay any dividends in fiscal 2015.

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

        The graph below assumes that $100 was invested in our ordinary shares, in the Standard & Poor's 500 Stock Index and in the peer group described above on March 31, 2009 and reflects the annual return through March 31, 2014, assuming dividend reinvestment.

        The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performances of our ordinary shares.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Flextronics, the S&P 500 Index, and Peer Group

	3/09	3/10	3/11	3/12	3/13	3/14
Flextronics International Ltd	100.00	271.28	258.48	249.83	233.91	319.72
S&P 500 Index	100.00	149.77	173.20	187.99	214.24	261.07
Peer Group	100.00	304.74	320.42	348.00	288.78	337.84

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2014

Index Data: Copyright Standard and Poor's, Inc. Used with permission. All rights reserved.

Issuer Purchases of Equity Securities

        The following table provides information regarding purchases of our ordinary shares made by us for the period from January 1, 2014 through March 31, 2014.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 - February 7, 2014	2,000,000	$8.25	2,000,000	$391,489,204
February 8 - February 28, 2014	4,987,954	9.03	4,987,954	383,272,529
March 1 - March 31, 2014	5,456,357	9.21	5,456,357	340,663,030

Total	12,444,311		12,444,311

(1)
During the period from January 1, 2014 through March 31, 2014 all purchases were made pursuant to the program discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)
On July 24, 2013, our Board of Directors authorized the repurchase of up to 10% of our outstanding ordinary shares, which was approved by the Company's shareholders at the 2013 Extraordinary General Meeting held on July 29, 2013. As of March 31, 2014, we had 37.0 million shares available to be repurchased under the plan with an approximate dollar value of $340.7 million at an assumed average price of $9.21 per share.

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

	Fiscal Year Ended March 31,
	2014	2013	2012(4)	2011(4)	2010(4)
	(In thousands, except per share amounts)
CONSOLIDATED STATEMENT OF OPERATIONS DATA(1):
Net sales	$26,108,607	$23,569,475	$29,343,029	$28,442,633	$23,962,135
Cost of sales	24,609,738	22,187,393	27,825,079	26,859,288	22,668,077
Restructuring charges(2)	58,648	215,834	—	—	87,442

Gross profit	1,440,221	1,166,248	1,517,950	1,583,345	1,206,616
Selling, general and administrative expenses	874,796	805,235	877,564	801,772	750,213
Intangible amortization	28,892	29,529	49,572	66,188	84,890
Restructuring charges(2)	16,663	11,600	—	—	14,572
Other charges (income), net(3)	57,512	(65,190)	(19,935)	6,127	206,604
Interest and other, net	61,904	56,259	36,019	74,948	155,498

Income (loss) from continuing operations before income taxes	400,454	328,815	574,730	634,310	(5,161)
Provision for (benefit from) income taxes	34,860	26,313	53,960	22,049	(37,059)

Income from continuing operations	365,594	302,502	520,770	612,261	31,898
Loss from discontinued operations, net of tax	—	(25,451)	(32,005)	(16,042)	(13,304)

Net income	$365,594	$277,051	$488,765	$596,219	$18,594

Diluted earnings (loss) per share:
Continuing operations	$0.59	$0.45	$0.72	$0.77	$0.04

Discontinued operations	$—	$(0.04)	$(0.04)	$(0.02)	$(0.02)

Total	$0.59	$0.41	$0.67	$0.75	$0.02

	As of March 31,
	2014	2013	2012	2011	2010
	(In thousands)
CONSOLIDATED BALANCE SHEET DATA(1):
Working capital	$1,743,639	$1,598,616	$2,246,365	$2,225,268	$1,642,790
Total assets	12,500,150	10,591,555	11,033,804	11,633,152	10,642,552
Total long-term debt, excluding current portion	2,070,020	1,650,973	2,149,333	2,198,942	1,988,876
Shareholders' equity(5)	2,201,679	2,246,758	2,283,979	2,294,696	1,984,567

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

(2)
Restructuring charges incurred during fiscal years 2014, 2013 and 2010 were primarily intended to realign our corporate cost structure, and rationalize the Company's global manufacturing capacity and infrastructure in response to weakened macro-economic conditions and decline in demand from our OEM customers.

(3)
The net other charge in the fiscal year 2014 includes $55.0 million of charges related to a contractual obligation. Refer to note 12 to the consolidated financial statements for further discussion. Additionally, the Company recorded a loss of $7.1 million related to the sale of the underlying shares related to warrants to purchase common shares of a certain supplier, and recognized a $4.6 million gain on the sale of certain investments.

The net other income in the fiscal year 2013 includes the fair value change in warrants to purchase common shares of a certain supplier amounting to $74.4 million and loss on sale of two investments.

The net other income in the fiscal year 2012, relates to the $20.0 million gain on sale of certain international entities.

During fiscal year 2011, the Company recognized a $13.2 million loss associated with the early redemption of the 6.25% Senior Subordinated Notes and an $11.7 million loss in connection with the divestiture of certain international entities. Additionally, the Company recognized a gain of $18.6 million associated with a sale of an equity investment that was previously fully impaired.

The Company recognized charges of $199.4 million in fiscal years 2010, for the loss on disposition, other-than-temporary impairment and other related charges on its investments in, and notes receivable from, certain non-publicly traded companies.

(4)
During the fourth quarter of fiscal year 2012, the Company identified certain accounting errors in the statutory-to-U.S. GAAP adjustments at one of its foreign sites that originated in prior annual periods. Management conducted additional procedures and concluded that these errors were isolated to that location. These errors, which primarily understated cost of sales, totaled $10.4 million and $8.0 million for the fiscal years ended March 31, 2011 and 2010 respectively, and were corrected by the Company as an out-of-period adjustment in the fourth quarter of fiscal year 2012. Management believes the impact of this item, to the fiscal year ended March 31, 2012 and to prior fiscal years presented was not material. As a result of recording these adjustments in the fourth quarter of fiscal year 2012, net income for the year ended March 31, 2012 was reduced by $24.9 million ($0.03 per share).

(5)
During fiscal 2014, a previously wholly-owned subsidiary of the Company issued a non-controlling equity interest to certain third party investors in exchange for $38.6 million in cash for an ownership interest of less than 20% of the outstanding shares in the subsidiary. Accordingly, as of March 31, 2014, the non-controlling interest has been included on the consolidated balance sheet as a component of total shareholders' equity.

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

OVERVIEW

        We are a globally-recognized leading provider of supply chain solutions that span from concept through consumption. We design, build, ship and service a complete packaged electronic product for original equipment manufacturers ("OEMs") in the following business groups: High Reliability Solutions ("HRS"), which is comprised of our medical, automotive, and defense and aerospace businesses; High Velocity Solutions ("HVS"), which includes our mobile devices business, including smart phones; our consumer electronics business, including game consoles and wearable electronics; and our high-volume computing business, including various supply chain solutions for notebook personal computing ("PC"), tablets and printers; Industrial and Emerging Industries ("IEI"), which is comprised of our household appliances, semi-cap equipment, kiosks, energy and emerging industries businesses; and Integrated Network Solutions ("INS"), which includes our telecommunications infrastructure, data networking, connected home, and server and storage businesses.

        Our strategy is to provide customers with a full range of cost competitive, vertically-integrated global supply chain solutions through which we can design, build, ship and service a complete packaged product for our OEM customers. This enables our OEM customers to leverage our supply chain solutions to meet their product requirements throughout the entire product life cycle.

        During the recent years, we have seen an increased level of diversification by many companies, primarily in the technology sector. Some companies that have historically identified themselves as software providers, internet service providers or e-commerce retailers have started to enter the highly competitive and rapidly evolving hardware markets, such as mobile devices, home entertainment and wearable devices. This trend has resulted in a significant change in the manufacturing and supply chain solutions requirements of such companies. While the products have become more complex, the supply chain solutions required by such companies have become more customized and demanding, and it has changed the manufacturing and supply chain landscape significantly.

        We use a portfolio management approach to manage our extensive service offerings. As our OEM customers change in the way they go to market, we reorganize and rebalance our business portfolio in order to align with our customers' needs and requirements and to optimize our operating results. With the acquisition of certain manufacturing operations from Google's Motorola Mobility LLC during the first quarter of fiscal 2014, we have experienced an increase in the percentage of our revenues from the HVS business group, and expect the amount of revenue from our HVS business group, relative to total revenue, to stabilize going forward. The objective of our operating model is to allow us to redeploy and reposition our assets and resources to meet specific customer needs across all of the markets we serve, and we have been able to successfully reposition our assets and capacity between various business groups to serve our customers as required, which illustrates the overall flexibility of our model.

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

        We are one of the world's largest providers of global supply chain solutions, with revenues of $26.1 billion in fiscal year 2014. We have established an extensive network of manufacturing facilities in the world's major electronics markets (Asia, the Americas and Europe) in order to serve the growing outsourcing needs of both multinational and regional OEMs. We design, build, ship, and service electronics products for our customers through a network of facilities in approximately 30 countries across four continents. As of March 31, 2014, our total manufacturing capacity was approximately 26.0 million square feet. In fiscal year 2014, our net sales in Asia, the Americas and Europe represented approximately 53%, 31% and 16%, respectively, of our total net sales, based on the location of the manufacturing site. The following tables set forth net sales and net property and equipment, by country, based on the location of our manufacturing sites and the relative percentages:

	Fiscal Year Ended March 31,
Net sales:	2014		2013		2012
	(In thousands)
China	$10,521,169	40%	$8,132,776	35%	$11,212,310	38%
Mexico	3,565,803	14%	3,534,067	15%	4,005,653	14%
U.S	2,829,807	11%	2,539,460	11%	2,971,757	10%
Malaysia	2,142,437	8%	2,440,902	10%	2,868,990	10%
Brazil	1,699,209	6%	1,023,790	4%	1,269,203	4%
Other	5,350,182	21%	5,898,480	25%	7,015,116	24%

	$26,108,607		$23,569,475		$29,343,029

	Fiscal Year Ended March 31,
Property and equipment, net:	2014		2013
	(In thousands)
China	$941,850	41%	$855,032	39%
U.S	362,199	16%	245,590	11%
Mexico	326,287	14%	286,026	13%
Malaysia	153,194	7%	152,594	7%
Hungary	103,266	5%	113,173	5%
Other	401,860	17%	522,173	25%

	$2,288,656		$2,174,588

        We believe that the combination of our extensive open innovation platform solutions, design and engineering services, advanced supply chain management solutions and services, significant scale and global presence, and industrial campuses in low-cost geographic areas provide us with a competitive advantage and strong differentiation in the market for designing, manufacturing and servicing electronics products for leading multinational and regional OEMs. Specifically, we have launched multiple product innovation centers ("PIC") focused exclusively on offering our OEM customers the ability to simplify their global product development, manufacturing process, and after sales services, and enable them to achieve meaningful time to market and cost savings.

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

        Net revenues for fiscal year 2014 increased 10.8% or $2.5 billion to $26.1 billion. This increase was primarily attributable to our acquisition of certain manufacturing operations from Google's Motorola Mobility LLC (Motorola), which was partially offset by the disengagement of our assembly activities with Blackberry during fiscal 2013, which contributed revenue in that year of approximately $0.9 billion. Our revenue increased across all of the business groups we serve except for INS. Our fiscal year 2014 gross profit totaled $1.4 billion, representing an increase of $274.0 million, or 23.5%, and our income from continuing operations totaled $365.6 million, representing an increase of $63.1 million, compared to fiscal year 2013. Both gross profit and income from continuing operations increased primarily due to lower restructuring charges incurred during fiscal year 2014 as a result of less cost reduction activities as compared to prior year. Additionally, the increase in income from continuing operations was partially offset by $55.0 million of other charges for a contractual obligation for certain performance provisions as defined in an existing manufacturing agreement with a customer. Additionally, our income from continuing operations in fiscal year 2013 included a gain from the fair value adjustment of $74.4 million relating to warrants to purchase common shares of a supplier. These warrants were exercised and the underlying shares were sold for total proceeds of $67.3 million resulting in a loss of $7.1 million that was recognized during fiscal 2014.

        Cash provided by operations increased approximately $101.0 million to $1.2 billion for fiscal year 2014 compared with $1.1 billion for fiscal year 2013 primarily due to increased net income and to a lesser extent due to changes in operating assets and liabilities. Our average net working capital, defined as accounts receivable, including deferred purchase price receivable from our asset-backed securitization programs plus inventory less accounts payable, as a percentage of annual sales was approximately 6.8%, 7.8% and 6.2% for the years ended March 31, 2014, 2013 and 2012, respectively. The decrease in the percentage for the year ended March 31, 2014 is primarily attributable to higher revenue from our HVS business which carries significantly higher inventory turns and customers with contractually shorter payment terms resulting in a decrease in our average net working capital in fiscal year 2014. Our free cash flow, which we define as cash from operating activities less net purchases of property and equipment, was $701.5 million for fiscal year 2014 compared to $680.1 million for fiscal year 2013, primarily due to higher cash flows from operations partially offset by higher net capital expenditure. Refer to the Liquidity and Capital Resources section for the free cash flows reconciliation to our most directly comparable GAAP financial measure of cash flows from operations. Cash used in financing activities amounted to $410.8 million during fiscal year 2014 and included repurchases of approximately 60.7 million ordinary shares at an aggregate purchase value of $475.3 million. As of March 31, 2014 and 2013, $5.5 million and $12.0 million was included in accrued expenses for approximately 0.6 million and 1.8 million ordinary shares, respectively, that were not settled by the end of the year.

        Additionally, in response to a challenging macroeconomic environment, we initiated certain restructuring activities in fiscal years 2013 and 2014 intended to improve our operational efficiencies by reducing excess workforce and capacity. The restructuring activities are intended to realign our corporate cost structure, and rationalize our global manufacturing capacity and infrastructure which will result in a further shift of manufacturing capacity to locations with higher efficiencies. During the fiscal year ended March 31, 2014, we recognized $75.3 million of pre-tax restructuring charges primarily comprised of $73.4 million of cash charges predominantly related to employee severance costs. During the fiscal year ended March 31, 2013, we recognized $227.4 million of pre-tax restructuring charges comprised of $123.0 million of cash charges primarily related to employee severance costs and $104.4 million of non-cash charges primarily related to asset impairment and other exit charges.

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

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For further discussion of our significant accounting policies, refer to note 2 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data."

  Revenue Recognition

        We recognize manufacturing revenue when we ship goods or the goods are received by our customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Generally, there are no formal substantive customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then we recognize the related revenues at the time when such requirements are completed and the obligations are fulfilled. Some of our customer contracts allow us to recover certain costs related to manufacturing services that are over and above the prices we charge for the related products. We determine the amount of costs that are recoverable based on historical experiences and agreements with those customers. Also, certain customer contracts may contain certain commitments and obligations that may result in additional expenses or decrease in revenue. We accrue for these commitments and obligations based on facts and circumstances and contractual terms. We also make provisions for estimated sales returns and other adjustments at the time revenue is recognized based upon contractual terms and an analysis of historical returns. Provisions for sales returns and other adjustments were not material to our consolidated financial statements for any of the periods presented.

        We provide a comprehensive suite of services for our customers that range from advanced product design to manufacturing and logistics to after-sales services. We recognize service revenue when the services have been performed, and the related costs are expensed as incurred. Our net sales for services were less than 10% of our total sales for all periods presented, and accordingly, are included in net sales in the consolidated statements of operations.

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

  Restructuring Charges

        We recognize restructuring charges related to our plans to close or consolidate excess manufacturing and administrative facilities and to realign our corporate cost structure. In connection with these activities, we recognize restructuring charges for employee termination costs, long-lived asset impairment and other exit-related costs.

        The recognition of these restructuring charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. To the extent our actual results differ from our estimates and assumptions, we may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. Such changes to previously estimated amounts may be material to the consolidated financial statements. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans.

        Refer to note 14 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our restructuring activities.

  Carrying Value of Long-Lived Assets

        We review property and equipment and acquired amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of these long-lived assets exceeds their fair value. Recoverability of property and equipment and acquired amortizable intangible assets are measured by comparing their carrying amount to the projected cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the property and equipment and acquired amortizable intangible assets exceeds fair value. Our judgments regarding projected cash flows for an extended period of time and the fair value of assets may be impacted by changes in market conditions, general business environment and other factors. To the extent our estimates relating to cash flows and fair value of assets change adversely we may have to recognize additional impairment charges in the future.

  Inventory Valuation

        Our inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand. We purchase our inventory based on forecasted demand, and we estimate write downs for excess and obsolete inventory based on our regular reviews of inventory quantities on hand, and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers' product demands are less favorable than those projected, additional write downs may be required. In addition, unanticipated changes in the liquidity or financial position of our customers and/or changes in economic conditions may require additional write downs for inventories due to our customers' inability to fulfill their contractual obligations with regard to inventory procured to fulfill customer demand.

  Contingent Liabilities

        We may be exposed to certain liabilities relating to our business operations, acquisitions of businesses and assets and other activities. We make provisions for such liabilities when it is probable that the settlement of the liability will result in an outflow of economic resources or the impairment of an asset. We make these assessments based on facts and circumstances that may change in the future resulting in additional expenses.

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

        We are regularly subject to tax return audits and examinations by various taxing jurisdictions and around the world, and there can be no assurance that the final determination of any tax examinations will not be materially different than that which is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of a current or future examination, there could be a material adverse effect on our tax position, operating results, financial position and cash flows. Refer to note 13 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our tax position.

  Translation of Foreign Currencies

        The financial position and results of operations for certain of our subsidiaries are measured using a currency other than the U.S. dollar as their functional currency. Accordingly, all assets and liabilities for these subsidiaries are translated into U.S. dollars at the current exchange rates as of the respective balance sheet dates. Revenue and expense items are translated at the average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these subsidiaries' financial statements are reported as other comprehensive loss, a component of shareholders' equity. Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, and re-measurement adjustments for foreign operations where the U.S. dollar is the functional currency, are included in operating results.

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

	Fiscal Year Ended March 31,
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	94.3	94.2	94.8
Restructuring charges	0.2	0.9	—

Gross profit	5.5	4.9	5.2
Selling, general and administrative expenses	3.4	3.4	3.0
Intangible amortization	0.1	0.1	0.2
Restructuring charges	0.1	0.1	—
Other charges (income), net	0.2	(0.2)	—
Interest and other, net	0.2	0.2	0.1

Income from continuing operations before income taxes	1.5	1.3	1.9
Provision from income taxes	0.1	0.1	0.2

Income from continuing operations	1.4	1.2	1.7
Loss from discontinued operations, net of tax	—	(0.1)	(0.1)

Net income	1.4%	1.1%	1.6%

  Net sales

        Net sales during fiscal year 2014 totaled $26.1 billion, representing an increase of $2.5 billion, or 10.8%, from $23.6 billion during fiscal year 2013. During fiscal year 2014, net sales increased $2.0 billion in Asia and $0.9 billion in the Americas, offset by a decrease of $0.4 billion in Europe.

        Net sales during fiscal year 2013 totaled $23.6 billion, representing a decrease of $5.8 billion, or 19.7%, from $29.3 billion during fiscal year 2012. Net sales decreased across all of the geographical regions we serve, consisting of decreases of $3.7 billion in Asia, $1.2 billion in the Americas and $0.9 billion in Europe.

        The following table sets forth net sales by business groups and their relative percentages. Historical information has been recast to reflect realignment of customers and/or products between business groups:

	Fiscal Year Ended March 31,
Business groups:	2014		2013		2012
	(In thousands)
Integrated Network Solutions	$10,135,777	39%	$10,636,529	45%	$11,451,863	39%
High Velocity Solutions	8,909,559	34%	6,363,337	27%	11,553,858	39%
Industrial & Emerging Industries	3,805,933	15%	3,751,867	16%	3,979,788	14%
High Reliability Solutions	3,257,338	12%	2,817,742	12%	2,357,520	8%

	$26,108,607		$23,569,475		$29,343,029

        Net sales during fiscal year 2014 increased (i) $2.5 billion or 40.0% in the HVS business group, (ii) $0.4 billion or 15.6% in the HRS business group and (iii) less than $0.1 billion or 1.4% in the IEI business group. The increase in revenues from the HVS business group was primarily as a result of our acquisition of certain manufacturing operations from Google's Motorola Mobility LLC (Motorola) during the first quarter of fiscal 2014, which were partially offset by revenue reductions due to our disengagement with Blackberry during fiscal 2013 which contributed revenues of $0.9 billion in that year. The increase in revenue from our HRS business group was attributable to our acquisition of Saturn Electronics and Engineering Inc. during the last quarter of fiscal 2013 and our continued expansion with existing and new customers. The increase in these business groups was partially offset by a decrease in sales from our INS business group amounting to $0.5 billion or 4.7% primarily attributable to broad softness in our connected home and telecom businesses, and server, storage and networking businesses versus the prior year.

        Net sales during fiscal year 2013 decreased (i) $5.2 billion or 44.9% in the HVS business group, (ii) $0.8 billion or 7.1% in the INS business group and (iii) $0.2 billion or 5.7% in the IEI business group. The decline in sales for our HVS business group was primarily due to our disengagement from our assembly business with Blackberry, which resulted in an approximately $2.2 billion reduction of sales and our exit from the ODM PC business during fiscal 2012, which resulted in an approximately $1.6 billion reduction of sales. The remainder of the decrease across the other business groups was attributable to reduced overall demand during fiscal year 2013. The decrease in these business groups was partially offset by an increase in sales from our HRS business group amounting to $0.5 billion or 19.5%, primarily due to increased demand for our customer products in the automotive market and to a lesser extent from our acquisition of Saturn Electronics and Engineering, Inc. during the last quarter of fiscal 2013.

        Our ten largest customers during fiscal years 2014, 2013 and 2012 accounted for approximately 52%, 47% and 55% of net sales, respectively. During fiscal year 2014, only Google (including Motorola) accounted for greater than 10% of net sales. No customer accounted for greater than 10% of our net sales during fiscal year 2013. During fiscal year 2012 Hewlett-Packard (HP) and Blackberry each accounted for greater than 10% of net sales.

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

        Gross profit during fiscal year 2014 increased $274.0 million to $1.4 billion from $1.2 billion during fiscal year 2013. Gross margin increased to 5.5% of net sales in fiscal year 2014 as compared with 4.9% of net sales in fiscal year 2013. Gross margins improved 60 basis points in fiscal year 2014 compared to that of fiscal year 2013 primarily due to restructuring charges of $58.6 million, or 20 basis points in fiscal year 2014 as compared to $215.8 million, or 90 basis points, in fiscal year 2013 included in cost of sales.

        Gross profit during fiscal year 2013 decreased $351.7 million to $1.2 billion from $1.5 billion during fiscal year 2012. Gross margin decreased to 4.9% of net sales in fiscal year 2013 as compared with 5.2% of net sales in fiscal year 2012. Gross margins deteriorated 30 basis points in fiscal year 2013 compared to that of fiscal year 2012 primarily due to restructuring charges of $215.8 million, or 90 basis points, included in cost of sales. The impact of the restructuring charges was partially offset by lower sales from our HVS business group which generally carry lower margins than the overall margins in our other business groups. Further our fiscal 2012 operating results included a correction of an accounting error that had an unfavorable impact of $23.9 million on our gross profit in that year.

  Restructuring charges

        In response to a challenging macroeconomic environment, we initiated certain restructuring activities to improve our operational efficiencies by reducing excess workforce and capacity. The restructuring activities are intended to realign our corporate cost structure, and rationalize our global manufacturing capacity and infrastructure which will further shift manufacturing capacity to locations with higher efficiencies.

        During fiscal year 2014, we recognized $75.3 million of pre-tax restructuring charges comprised of $73.4 million of cash charges predominantly related to employee severance costs and $1.9 million of non-cash charges related to asset impairment. The restructuring charges by geographic region amounted to $34.5 million in Asia, $24.9 million in the Americas and $15.9 million in Europe. We classified $58.6 million of the charges incurred in fiscal 2014 as a component of cost of sales and $16.7 million as a component of selling, general and administrative expenses. As of March 31, 2014, all plans have been completed and accrued costs related to restructuring charges incurred were $42.4 million, of which $36.3 million was classified as a current obligation. We expect these restructuring activities will allow for potential savings through reduced employee expenses and lower operating costs and to yield annualized cost reductions of approximately $15 million.

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

        Refer to note 14 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our restructuring activities.

  Selling, general and administrative expenses

        Selling, general and administrative expenses ("SG&A") totaled $874.8 million or 3.4% of net sales, during fiscal year 2014, compared to $805.2 million, or 3.4% of net sales, during fiscal year 2013, increasing by $69.6 million or 8.6%. The increase in SG&A in dollars was primarily attributable to acquisitions, investments in our supply chain solutions, enhancement of our selling and business development activities and incremental corporate infrastructure to support the increasing complexities of our business. While we continue to make investments to support our innovation initiatives and remain focused on our profitable growth in late fiscal year 2014, we have implemented certain cost control measures.

        Selling, general and administrative expenses totaled $805.2 million or 3.4% of net sales, during fiscal year 2013, compared to $877.6 million, or 3.0% of net sales, during fiscal year 2012, decreasing by $72.4 million or 8.2%. The decrease in SG&A in dollars was primarily attributable to the elimination of costs relating to our ODM PC business which we fully exited during fiscal year 2012 and a

$28.0 million provision for doubtful accounts recorded in fiscal 2012 related to a customer concentrated in the solar photovoltaic market. The increase of SG&A expenses as a percentage of net sales is primarily attributable to lower revenues in fiscal 2013.

  Intangible amortization

        Amortization of intangible assets in fiscal year 2014 decreased by $0.6 million to $28.9 million from $29.5 million in fiscal year 2013. Amortization of intangible assets in fiscal year 2013 decreased by $20.1 million from $49.6 million in fiscal year 2012 primarily due to the use of the accelerated method of amortization for certain customer-related intangibles, which results in decreasing expense over time. Certain high valued intangible assets were fully amortized by the end of fiscal 2012, resulting in lower amortization expense in the subsequent years.

  Other charges (income), net

        During fiscal year 2014, we recognized other charges of $57.5 million primarily due to a contractual obligation of $55.0 million related to certain performance provisions as defined in an existing manufacturing agreement with a customer. Refer to note 12 to the consolidated financial statements for further discussion. Additionally, we exercised warrants to purchase common shares of a certain supplier and sold the underlying shares for a loss of $7.1 million, as further discussed below, offset by a gain of $4.6 million recognized in connection with the sales of certain investments.

        During fiscal year 2013, we recognized other income of $65.2 million primarily due to an unrealized gain from the fair value adjustment of $74.4 million of warrants we held to purchase common shares of a supplier. As discussed above we sold the underlying shares in 2014. The gain was offset by various losses from sale, or direct impairments of certain non-core equity investments and notes receivable, and losses from sales of international entities that are individually immaterial.

        During fiscal year 2012, we recognized a net gain of $20.0 million, in connection with the sale of certain international entities.

  Interest and other, net

        Interest and other, net was $61.9 million during fiscal year 2014, compared to $56.3 million during fiscal year 2013, an increase of $5.6 million that was primarily due to the refinancing of our lower rate floating interest debt with higher rate fixed interest Notes in February of fiscal 2013. Additionally, the gains on foreign currency transactions attributable to our cross-border foreign currency transactions and the revaluation of RMB denominated net asset positions of our U.S. dollar functional currency sites based in China decreased in fiscal year 2014. There can be no assurance that further gains from various arbitrage opportunities related to foreign exchange settlements in China will be available in the future.

        Interest and other, net was $56.3 million during fiscal year 2013, compared to $36.0 million during fiscal year 2012, an increase of $20.3 million that was primarily due to a decrease in gains on foreign exchange transactions attributable to our cross-border foreign currency transactions and the revaluation of RMB denominated net asset positions of our U.S. dollar functional currency sites based in China.

  Income taxes

        Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. The consolidated effective tax rates were 8.7%, 8.0% and 9.4% for the fiscal years 2014, 2013 and 2012, respectively. The effective rate varies from the Singapore statutory rate of 17.0% as a result of recognition of earnings in different jurisdictions, operating loss carry forwards, income tax credits, previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as because of the effect of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, Israel, and Singapore. We generate most of our revenues and profits from operations outside of Singapore.

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

        We provide a valuation allowance against deferred tax assets that in our estimation are not more likely than not to be realized. During fiscal year 2014, we released valuation allowances totalling $36.9 million related to our operations in Brazil, India and Japan as these amounts were deemed to be more likely than not to be realized.

        The Mexican government enacted significant tax reform legislation during the third quarter fiscal 2014, which resulted in a net $4.3 million discrete tax expense. We do not anticipate this tax reform to have a material impact to the ongoing effective tax rate.

        See note 13, "Income Taxes," to the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" for further discussion.

  Discontinued Operations

        Consistent with our strategy to evaluate the strategic and financial contributions of each of our operations and to focus on the primary growth objectives in our core manufacturing business activities, we finalized the sale of two of our non-core businesses during fiscal year 2013. These non-core businesses represent separate asset groups and the divestitures qualify for reporting as discontinued operations within the consolidated statements of operations and the consolidated balance sheets for all periods presented, as applicable.

        The results from discontinued operations were as follows:

	Fiscal Year Ended March 31,
	2013	2012
	(In thousands)
Net sales	$40,593	$127,258
Cost of sales	42,793	145,403

Gross loss	(2,200)	(18,145)
Selling, general and administrative expenses	1,930	8,932
Intangibles amortization and impairment	11,000	6,325
Interest and other, net	11,280	(7)

Loss before income taxes	(26,410)	(33,395)
Benefit from income taxes	(959)	(1,390)

Net loss of discontinued operations	$(25,451)	$(32,005)

        Net sales in fiscal year 2013 decreased $86.7 million as we decelerated operations while evaluating strategic alternatives for the businesses and due to the end of certain product life cycles. We recognized a loss of $12.1 million as a result of the disposition of these non-core businesses in fiscal 2013 which is included in interest and other, net in the results from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2014, we had cash and cash equivalents of $1.6 billion and bank and other borrowings of $2.1 billion. We have a $1.5 billion revolving credit facility, under which we had no borrowings outstanding as of March 31, 2014.

        Our cash balances are held in numerous locations throughout the world. As of March 31, 2014, over half of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated, under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $779.0 million as of March 31, 2014). Repatriation could result in an additional income tax payment, however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.

  Fiscal Year 2014

        Cash provided by operating activities was $1.2 billion during fiscal year 2014, which resulted primarily from $365.6 million of net income for the period plus $450.0 million of non-cash charges such as depreciation, amortization, impairment charges and stock-based compensation expense that are included in the determination of net income. We generated $400.9 million in cash as a result of decreases in net operating assets. Net working capital ("NWC"), defined as net accounts receivable, including deferred purchase price receivables, plus inventory less accounts payable increased by $233.7 million primarily to support the increase in our customers' forecasted business levels. The increases in accounts receivable and inventory are primarily as a result of the increase in sales in our HVS business, which generally carry higher volumes than our other complex business groups. The cash outflows to support NWC were offset by $540.6 million of cash received from certain customers as advances during the period. In certain instances the level of inventory reduction or consumption was lower than expected causing an increase to inventory and usage of cash. In response, we worked with these customers to fund the elevated inventory balances we held on their behalf. We have recorded these advances as other current liabilities in the consolidated balance sheet as of March 31, 2014 and expect these amounts to decrease as we produce or sell the associated inventory in the future.

        Cash used in investing activities during fiscal year 2014 was $783.9 million. This resulted primarily from $515.0 million in capital expenditures for equipment, net of proceeds on sales. Our capital expenditures were related to investments to support innovation, expanding design capabilities, and improving our mechanicals and automation capabilities. Additionally, we paid $238.0 million for the acquisition of four businesses during the fiscal year, of which the majority relates to the acquisition of certain manufacturing operations from Google's Motorola Mobility LLC for $178.9 million and the acquisition of all outstanding shares of Riwisa AG for a total cash consideration of $44.0 million, net of cash acquired amounting to $9.4 million. Refer to note 17 to the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data".

        Cash used in financing activities amounted to $410.8 million during fiscal year 2014, which was primarily attributable to the repurchase of approximately 60.7 million shares for an aggregate purchase value of approximately $475.3 million. Other financing cash inflows of $52.1 million includes $38.6 million received from certain third parties for the non-controlling interest in one of our subsidiaries as further discussed in note 5 to the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data". Additionally, we entered into a $600 million term loan agreement due August 30, 2018 and used all of the proceeds to repay the outstanding balances of our term loan due October 2014 and the Asia Term Loans in full amounting to $170.3 million and $374.5 million, respectively, and part of the term loan due March 2019.

  Fiscal Year 2013

        Cash provided by operating activities was $1.1 billion during fiscal year 2013, which resulted primarily from $277.1 million of net income for the period plus $522.5 million of non-cash charges such as depreciation, amortization, impairment charges and stock-based compensation expense that are included in the determination of net income. We generated $315.9 million in cash as a result of decreases in net operating assets. Our changes in operating assets and liabilities, net of acquisitions is primarily due to a decrease of $519.1 million in accounts receivable and a decrease of $596.1 million in inventory, which was partially offset by a decrease in accounts payable of $671.4 million and a decrease in other current and noncurrent liabilities of $189.5 million. The decreases in accounts receivable and inventory are primarily as a result of the decrease in sales in our HVS business, which generally carry higher volumes than our other complex business groups. The decrease in accounts payable is principally related to the decrease in inventory and timing of supplier payments.

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

  Fiscal Year 2012

        Cash provided by operating activities was $804.3 million during fiscal year 2012, which resulted primarily from $488.8 million of net income for the period plus $566.1 million of non-cash charges such as depreciation, amortization, impairment charges and stock-based compensation expense that are included in the determination of net income. We used $250.6 million in cash as a result of an increase in net operating assets. Our working capital accounts increased primarily due to a decrease of $750.2 million in accounts payable and an increase of $30.2 million in accounts receivable, which was partially offset by a decrease in inventory of $301.1 million principally due to the decline of sales in our HVS business groups, and an increase in deferred revenue and customer working capital advances of $249.8 million. The decrease in accounts payable is principally related to the decrease in inventory and timing of supplier payments.

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

  Key Liquidity Metrics

  Free Cash flow

        We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our free cash flow, which is calculated as cash provided by operations less net purchases of property and equipment, was $701.5 million, $680.1 million and $416.3 million for fiscal years 2014, 2013 and 2012, respectively.

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

	Fiscal Year Ended March 31,
	2014	2013	2012
	(In thousands)
Net cash provided by operating activities	$1,216,460	$1,115,430	$804,268
Purchases of property and equipment	(609,643)	(488,993)	(437,191)
Proceeds from the disposition of property and equipment	94,640	53,665	49,187

Free cash flow	$701,457	$680,102	$416,264

  Cash Conversion Cycle

Fiscal Year Ended March 31,
	2014	2013	2012
Days in trade accounts receivable	42 days	46 days	45 days
Days in inventory	54 days	52 days	52 days
Days in accounts payable	70 days	72 days	70 days
Cash conversion cycle	26 days	26 days	27 days

        Days in trade accounts receivable was calculated as average accounts receivable for the current and prior quarter, adding back the reduction in accounts receivable resulting from non-cash accounts receivable sales, divided by annualized sales for the current quarter by day. During the fiscal year ended March 31, 2014, days in trade accounts receivable decreased by 4 days to 42 days compared to the fiscal year ended March 31, 2013 largely due to a $409.1 million increase in sales of our accounts receivables for cash. Non-cash accounts receivable sales or deferred purchase price receivables included for the purposes of the calculation were $470.9 million, $412.4 million and $514.9 million for the years ended March 31, 2014, 2013 and 2012, respectively. Deferred purchase price receivables were recorded in other current assets in the consolidated balance sheets.

        Days in inventory was calculated as average inventory for the current and prior quarter divided by annualized cost of sales for the current quarter by day. During the fiscal year ended March 31, 2014, days in inventory increased by 2 days to 54 days as compared to the fiscal year ended March 31, 2013. The increase was primarily as a result of the positioning of raw material inventory to support the production ramp of several programs launched in the current fiscal year and also due to increased levels of inventory that we held as of March 31, 2014 on behalf of certain customers, as discussed in the operating cash flow section above.

        Days in accounts payable was calculated as average accounts payable for the current and prior quarter divided by annualized cost of sales for the current quarter by day. During the fiscal year ended March 31, 2014, days in accounts payable decreased by 2 days to 70 days compared to the fiscal year ended March 31, 2013 primarily due to timing of supplier payments and the increase in cost of sales in the fourth quarter of fiscal 2014.

        Our cash conversion cycle was calculated as days in trade receivables plus days in inventory, minus days in accounts payable and is a measure of how efficient we are at managing our working capital. Our cash conversion cycle remained consistent at 26 days for the fiscal year ended March 31, 2014 compared to that of fiscal 2013 due to the factors affecting each of the components in the calculation discussed above.

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

        Historically, we have funded operations from cash and cash equivalents generated from operations, proceeds from public offerings of equity and debt securities, bank debt and lease financings. We also sell designated pools of trade receivables under our asset-backed securitization ("ABS") programs and sell certain trade receivables, which are in addition to the trade receivables sold in connection with these securitization agreements. During fiscal years 2014, 2013 and 2012 we received approximately $4.2 billion, $3.5 billion and $4.7 billion, respectively from sales of receivables under our ABS programs, and $3.4 billion, $1.1 billion and $2.0 billion, respectively from other sales of receivables. As of March 31, 2014 and 2013, the outstanding balance on receivables sold for cash was $1.1 billion and $720.5 million, respectively, under all our accounts receivable sales programs, which are removed from accounts receivable balances in our consolidated balance sheets.

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

        Historically we have been successful in refinancing and extending the maturity dates on our term loans and credit facilities. On March 31, 2014, we extended the maturity date to March 2019 of our $2.0 billion credit facility consisting of a $1.5 billion revolving credit facility and a $500.0 million term loan, which was due to expire in October 2016. Further during fiscal 2013, we issued Notes of $1 billion with fixed interest rates and used such proceeds to repay our term loan that was due to mature in October 2014 that carried floating interest rates.

        On July 24, 2013, our Board of Directors authorized the repurchase of up to 10% of our outstanding ordinary shares which was approved by our shareholders at the 2013 Extraordinary General Meeting held on July 29, 2013. Share repurchases by us under the share repurchase plans are subject to an aggregate limit of 10% of our ordinary shares outstanding as of the date of the 2013 Extraordinary General Meeting. During fiscal year 2014, we repurchased approximately 59.5 million shares for an aggregate purchase value of approximately $468.8 million. As of March 31, 2014, approximately 37.0 million shares were available to be repurchased under the current plan.

        On September 30, 2013, the Singapore Companies Act was amended to increase the share repurchase limit for companies incorporated in Singapore, from 10% to 20% of their shares outstanding as of the most recent shareholder approval date, subject to the requirements under the Singapore Companies Act.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        We have a $2.0 billion credit facility consisting of a $1.5 billion revolving credit facility and a $500 million term loan facility due to mature in March 2019. As of March 31, 2014, there were no borrowings outstanding under the revolving credit facility. Quarterly repayments of principal under this term loan will commence on June 30, 2014 in the amount of $6.3 million up to March 31, 2016 and will increase to $9.4 million thereafter with the remainder due upon maturity. The credit facility requires that we maintain a maximum ratio of total indebtedness to earnings before interest expense, taxes, depreciation and amortization ("EBITDA"), and a minimum interest coverage ratio, as defined therein, during its term. As of March 31, 2014, we were in compliance with these covenants. Borrowings under this credit facility bear interest, at the Company's option, either at (i) LIBOR plus the applicable margin for LIBOR loans ranging between 1.125% and 2.125%, based on the Company's credit ratings or (ii) the base rate (the greatest of the agent's prime rate, the federal funds rate plus 0.50% and LIBOR for a one-month interest period plus 1.00%) plus an applicable margin ranging between 0.125% and 1.125%, based on the Company's credit rating. The Company is required to pay a quarterly commitment fee ranging between 0.15% and 0.40% per annum on the daily unused amount of the $1.5 billion Revolving Credit Facility based on the Company's credit rating.

        In addition, we have a $600 million term loan agreement which matures in August 2018. This loan is repayable in quarterly installments of $3.75 million, which will commence in December 2014 through June 2018, with the remaining amount due at maturity. This term loan agreement also requires that we maintain a maximum ratio of total indebtedness to EBITDA, and a minimum interest coverage ratio, as defined therein, during its term. As of March 31, 2014, we were in compliance with the covenants under this term loan agreement. Borrowings under this term loan bear interest, at the Company's option, either at (i) LIBOR plus the applicable margin for LIBOR loans ranging between 1.00% and 2.00%, based on the Company's credit ratings or (ii) the base rate (the greatest of the agent's prime rate, the federal funds rate plus 0.50% and LIBOR for a one-month interest period plus 1.00%) plus an applicable margin ranging between 0.00% and 1.00%, based on the Company's credit rating.

        Further, during fiscal 2013, we issued an aggregate amount of $1.0 billion in Notes which are senior unsecured obligations, rank equally with all of our other existing and future senior and unsecured debt obligations, and are guaranteed, jointly and severally, fully and unconditionally on an unsecured basis, by each of our 100% owned subsidiaries that guarantees indebtedness under, or is a borrower under, our $2.0 billion credit facility. In July 2013, the Company exchanged these notes for new notes with substantially similar terms and completed the registration of these notes with the Securities and Exchange Commission. As of March 31, 2014, we were in compliance with the covenants under these credit facilities. Interest on the Notes is payable semi-annually, which commenced on August 15, 2013.

        As of March 31, 2014, we and certain of our subsidiaries had various uncommitted revolving credit facilities, lines of credit and other loans in the amount of $267.7 million in the aggregate under which there were no borrowings outstanding as of that date.

        Refer to the discussion in note 7, "Bank Borrowings and Long-Term Debt" to the consolidated financial statements for further details of our debt obligations.

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

        Future payments due under our purchase obligations, debt including capital leases and related interest obligations and operating lease contracts are as follows:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Greater Than 5 Years
	(In thousands)
Contractual Obligations:
Purchase obligations	$2,952,983	$2,952,983	$—	$—	$—
Long-term debt and capital lease obligations
Long-term debt	2,102,595	32,575	92,500	975,000	1,002,520
Capital lease	8,883	4,218	4,592	73	—
Interest on long-term debt obligations	484,156	68,749	158,340	136,907	120,160
Operating leases, net of subleases	555,121	137,274	190,946	120,888	106,013
Restructuring costs	42,396	36,317	6,079	—	—
Customer contractual obligation	55,000	—	55,000	—	—

Total contractual obligations	$6,201,134	$3,232,116	$507,457	$1,232,868	$1,228,693

        We have excluded $243.9 million of liabilities for unrecognized tax benefits from the contractual obligations table as we cannot make a reasonably reliable estimate of the periodic settlements with the respective taxing authorities. See note 13, "Income Taxes" to the consolidated financial statements for further details.

        Our purchase obligations can fluctuate significantly from period-to-period and can materially impact our future operating asset and liability balances, and our future working capital requirements. We intend to use our existing cash balances, together with anticipated cash flows from operations to fund our existing and future contractual obligations.

        As part of an existing manufacturing agreement with a customer, we are obligated to reimburse the customer for certain performance provisions as defined in the contract. Also defined in the contract are certain provisions that would allow us to recover these losses in future periods. The maximum commitment under this arrangement was initially $88.0 million and declines as we manufacture and deliver products under the arrangement, which expires in August 2016. As of March 31, 2014, per the terms of the agreement and in conjunction with negotiations with the customer during the fourth quarter of fiscal 2014, the contractual obligation for reimbursement was determined to be probable and accordingly we recorded $55.0 million to other charges (income), net in the consolidated statements of operations. Reimbursement is not payable until August 2016 or upon contract termination and as a result is included in other liabilities. We are finalizing an amendment to this agreement with the customer that includes a waiver of the $55.0 million contractual obligation. Upon the execution of the amendment, if the contractual obligation is waived, we will reverse this charge with a corresponding credit to other income in the period the amendment is executed.

OFF-BALANCE SHEET ARRANGEMENTS

        We sell designated pools of trade receivables to unaffiliated financial institutions under our ABS programs, and in addition to cash, we receive a deferred purchase price receivable for each pool of the receivables sold. Each of these deferred purchase price receivables serves as additional credit support to the financial institutions and is recorded at its estimated fair value. As of March 31, 2014 and 2013, the fair value of our deferred purchase price receivable was approximately $470.9 million and $412.4 million, respectively. As of March 31, 2014 and 2013, the outstanding balance on receivables sold for cash was $1.1 billion and $720.5 million, respectively, under all our accounts receivable sales programs, which were removed from accounts receivable balances in our consolidated balance sheets. For further information see note 10 to the consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

        Refer to note 2 to the consolidated financial statements for recent accounting pronouncements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

        A portion of our exposure to market risk for changes in interest rates relates to our investment portfolio, which consists of highly liquid investments or bank deposits with maturities of three months or less from original dates of purchase and are classified as cash equivalents on our consolidated balance sheet. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions and highly rated money market accounts. Our investment policy has strict guidelines focusing on preservation of capital. The portfolio is comprised of various instruments including term deposits with banks, marketable securities and money market accounts. . Our cash is principally invested in the U.S. dollar and China renminbi serving as a natural hedge of our RMB denominated costs. As of March 31, 2014, the outstanding amount in the investment portfolio was $0.6 billion, the largest components of which were RMB denominated money market accounts with an average return of 4.5%. A hypothetical 10% change in interest rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

        We had variable rate debt outstanding of approximately $1.1 billion as of March 31, 2014. Variable rate debt obligations consisted of borrowings under our term loans. Interest on these obligations is discussed above.

        Our variable rate debt instruments create exposures for us related to interest rate risk. Primarily due to the current low interest rates a hypothetical 10% change in interest rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

        As of March 31, 2014, the approximate fair value of our debt outstanding under our term loan facilities that matures in March 2019 and August 2018, and Notes due February 2020 and 2023 was 101.0% of the face value of the debt obligations based on broker trading prices.

FOREIGN CURRENCY EXCHANGE RISK

        We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We have established a foreign currency risk management policy to manage this risk. To the extent possible, we manage our foreign currency exposure by evaluating and using non-financial techniques, such as currency of invoice, leading and lagging payments and receivables management. In addition, we may borrow in various foreign currencies and enter into short-term foreign currency forward and swap contracts to hedge only those currency exposures associated with certain assets and liabilities, mainly accounts receivable and accounts payable, and cash flows denominated in non-functional currencies.

        We endeavor to maintain a partial or fully hedged position for certain transaction exposures. These exposures are primarily, but not limited to, revenues, customer and vendor payments and inter-company balances in currencies other than the functional currency unit of the operating entity. The credit risk of our foreign currency forward and swap contracts is minimized since all contracts are with large financial institutions and accordingly, fair value adjustments related to the credit risk of the counter-party financial institution were not material. The gains and losses on forward and swap contracts generally offset the losses and gains on the assets, liabilities and transactions hedged. The fair value of currency forward and swap contracts is reported on the balance sheet. The aggregate notional amount of outstanding contracts as of March 31, 2014 amounted to $4.5 billion and the recorded fair values of the associated assets and liabilities were not material. The majority of these foreign exchange contracts expire in less than three months and all expire within one year. They will settle primarily in Brazilian real, British pound, Canadian dollar, China renminbi, Danish kroner, the Euro, Hungarian forint, Israeli shekel, Japanese yen, Malaysian ringgit, Mexican peso, Singapore dollar, Indian rupee, Swiss franc and the U.S. dollar.

        Based on our overall currency rate exposures as of March 31, 2014, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, a near-term 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Flextronics International Ltd.
Singapore

        We have audited the accompanying consolidated balance sheets of Flextronics International Ltd. and subsidiaries (the "Company") as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Flextronics International Ltd. and subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 20, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
May 20, 2014

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2014	2013
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,593,728	$1,587,087
Accounts receivable, net of allowance for doubtful accounts of $5,529 and $10,877 as of March 31, 2014 and 2013, respectively	2,697,985	2,111,996
Inventories	3,599,008	2,722,500
Other current assets	1,509,605	1,349,818

Total current assets	9,400,326	7,771,401
Property and equipment, net	2,288,656	2,174,588
Goodwill and other intangible assets, net	377,218	343,552
Other assets	433,950	302,014

Total assets	$12,500,150	$10,591,555

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$32,575	$416,654
Accounts payable	4,747,779	3,705,297
Accrued payroll	354,889	351,683
Other current liabilities	2,521,444	1,699,151

Total current liabilities	7,656,687	6,172,785
Long-term debt, net of current portion	2,070,020	1,650,973
Other liabilities	571,764	521,039
Commitments and contingencies (Note 12)
Shareholders' equity
Flextronics International Ltd. Shareholders' equity
Ordinary shares, no par value; 641,666,347 and 689,159,139 issued, and 591,426,992 and 638,919,784 outstanding as of March 31, 2014 and 2013, respectively	7,614,515	8,015,142
Treasury stock, at cost; 50,239,355 shares as of March 31, 2014 and 2013	(388,215)	(388,215)
Accumulated deficit	(4,937,094)	(5,302,688)
Accumulated other comprehensive loss	(126,156)	(77,481)

Total Flextronics International Ltd. shareholders' equity	2,163,050	2,246,758
Noncontrolling interests	38,629	—

Total shareholders' equity	2,201,679	2,246,758

Total liabilities and shareholders' equity	$12,500,150	$10,591,555

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Net sales	$26,108,607	$23,569,475	$29,343,029
Cost of sales	24,609,738	22,187,393	27,825,079
Restructuring charges	58,648	215,834	—

Gross profit	1,440,221	1,166,248	1,517,950
Selling, general and administrative expenses	874,796	805,235	877,564
Intangible amortization	28,892	29,529	49,572
Restructuring charges	16,663	11,600	—
Other charges (income), net	57,512	(65,190)	(19,935)
Interest and other, net	61,904	56,259	36,019

Income from continuing operations before income taxes	400,454	328,815	574,730
Provision for income taxes	34,860	26,313	53,960

Income from continuing operations	365,594	302,502	520,770
Loss from discontinued operations, net of tax	—	(25,451)	(32,005)

Net income	$365,594	$277,051	$488,765

Earnings per share:
Income from continuing operations:
Basic	$0.60	$0.46	$0.73

Diluted	$0.59	$0.45	$0.72

Loss from discontinued operations:
Basic	$—	$(0.04)	$(0.04)

Diluted	$—	$(0.04)	$(0.04)

Net income:
Basic	$0.60	$0.42	$0.68

Diluted	$0.59	$0.41	$0.67

Weighted-average shares used in computing per share amounts:
Basic	610,497	662,874	716,247

Diluted	623,479	675,033	727,807

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
	2014	2013	2012
	(In thousands)
Net income	$365,594	$277,051	$488,765
Other comprehensive loss:
Foreign currency translation adjustments, net of zero tax	(34,683)	(16,289)	(53,616)
Unrealized loss on derivative instruments and other, net of zero tax	(13,992)	(20,755)	(7,575)

Comprehensive income	$316,919	$240,007	$427,574

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary Shares			Accumulated Other Comprehensive Income (Loss)					Total
	Shares Outstanding	Amount	Retained Earnings (Deficit)	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total accumulated other comprehensive income (loss)	Total Flextronics Interantional Ltd. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity
	(In thousands)
BALANCE AT MARCH 31, 2011	756,994	$8,342,446	$(6,068,504)	$9,473	$11,281	$20,754	$2,294,696	$—	$2,294,696
Repurchase of Flextronics International Ltd. ordinary shares at cost	(81,688)	(509,800)	—	—	—	—	(509,800)	—	(509,800)
Exercise of stock options	5,879	23,055	—	—	—	—	23,055	—	23,055
Issuance of Flextronics International Ltd. vested shares under share bonus awards	2,555	—	—	—	—	—	—	—	—
Net income	—	—	488,765	—	—	—	488,765	—	488,765
Stock-based compensation, net of tax	—	48,454	—	—	—	—	48,454	—	48,454
Total other comprehensive loss	—	—	—	(7,575)	(53,616)	(61,191)	(61,191)	—	(61,191)

BALANCE AT MARCH 31, 2012	683,740	7,904,155	(5,579,739)	1,898	(42,335)	(40,437)	2,283,979	—	2,283,979
Repurchase of Flextronics International Ltd. ordinary shares at cost	(51,725)	(334,014)	—	—	—	—	(334,014)	—	(334,014)
Exercise of stock options	5,398	22,257	—	—	—	—	22,257	—	22,257
Issuance of Flextronics International Ltd. vested shares under share bonus awards	1,507	—	—	—	—	—	—	—	—
Net income	—	—	277,051	—	—	—	277,051	—	277,051
Stock-based compensation, net of tax	—	34,529	—	—	—	—	34,529	—	34,529
Total other comprehensive loss	—	—	—	(20,755)	(16,289)	(37,044)	(37,044)	—	(37,044)

BALANCE AT MARCH 31, 2013	638,920	7,626,927	(5,302,688)	(18,857)	(58,624)	(77,481)	2,246,758	—	2,246,758
Repurchase of Flextronics International Ltd. ordinary shares at cost	(59,546)	(468,847)	—	—	—	—	(468,847)	—	(468,847)
Exercise of stock options	6,572	28,140	—	—	—	—	28,140	—	28,140
Issuance of Flextronics International Ltd. vested shares under share bonus awards	5,481	—	—	—	—	—	—	—	—
Issuance of subsidiary shares	—	—	—	—	—	—	—	38,650	38,650
Net income	—	—	365,594	—	—	—	365,594	(380)	365,214
Stock-based compensation, net of tax	—	40,080	—	—	—	—	40,080	359	40,439
Total other comprehensive loss	—	—	—	(13,992)	(34,683)	(48,675)	(48,675)	—	(48,675)

BALANCE AT MARCH 31, 2014	591,427	$7,226,300	$(4,937,094)	$(32,849)	$(93,307)	$(126,156)	$2,163,050	$38,629	$2,201,679

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$365,594	$277,051	$488,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other impairment charges	464,543	566,357	521,923
Provision for doubtful accounts	2,029	6,643	30,330
Non-cash other income	(20,753)	(52,408)	(33,563)
Stock-based compensation	40,439	34,529	48,454
Deferred income taxes and other non-cash income taxes	(36,261)	(32,647)	(1,022)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(592,346)	519,140	(30,249)
Inventories	(758,846)	596,131	301,053
Other current and noncurrent assets	(165,760)	61,567	29,683
Accounts payable	1,117,449	(671,424)	(750,169)
Other current and noncurrent liabilities	800,372	(189,509)	199,063

Net cash provided by operating activities	1,216,460	1,115,430	804,268

Cash flows from investing activities:
Purchases of property and equipment	(609,643)	(488,993)	(437,191)
Proceeds from the disposition of property and equipment	94,640	53,665	49,187
Acquisition of businesses, net of cash acquired	(238,031)	(184,097)	(92,257)
Proceeds from divestitures of operations, net	4,599	22,585	1,398
Other investing activities, net	(35,497)	(100,359)	(2,501)

Net cash used in investing activities	(783,932)	(697,199)	(481,364)

Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	1,066,653	1,250,213	2,833,704
Repayments of bank borrowings and long-term debt and capital lease obligations	(537,580)	(391,859)	(2,389,121)
Payments for early retirement of long-term debt	(544,840)	(1,000,000)	(480,000)
Payments for repurchases of ordinary shares	(475,314)	(322,040)	(509,800)
Proceeds from exercise of stock options	28,140	22,257	23,055
Other financing activities, net	52,149	101,851	—

Net cash used in financing activities	(410,792)	(339,578)	(522,162)

Effect of exchange rates on cash	(15,095)	(9,895)	(30,884)

Net change in cash and cash equivalents	6,641	68,758	(230,142)
Cash and cash equivalents, beginning of year	1,587,087	1,518,329	1,748,471

Cash and cash equivalents, end of year	$1,593,728	$1,587,087	$1,518,329

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION OF THE COMPANY

        Flextronics International Ltd. ("Flextronics" or the "Company") was incorporated in the Republic of Singapore in May 1990. The Company's operations have expanded over the years through a combination of organic growth and acquisitions. The Company is a globally-recognized leading provider of supply chain solutions that span from concept through consumption. The Company designs, builds, ships and services a complete packaged electronic product for original equipment manufacturers ("OEMs") in the following business groups: High Reliability Solutions ("HRS"), which is comprised of our medical, automotive, and defense and aerospace businesses; High Velocity Solutions ("HVS"), which includes our mobile devices business, including smart phones; our consumer electronics business, including game consoles and wearable electronics; and our high-volume computing business, including various supply chain solutions for notebook personal computing ("PC"), tablets, and printers; Industrial and Emerging Industries ("IEI"), which is comprised of our household appliances, semi-cap equipment, kiosks, energy and emerging industries businesses; and Integrated Network Solutions ("INS"), which includes our telecommunications infrastructure, data networking, connected home, and server and storage businesses. The Company's strategy is to provide customers with a full range of cost competitive, global supply chain solutions through which the Company can design, build, ship and service a complete packaged product for its OEM customers. OEM customers leverage the Company's supply chain solutions to meet their product requirements throughout the entire product life cycle.

        The Company's service offerings include a comprehensive range of value-added design and engineering services that are tailored to the various markets and needs of its customers. Other focused service offerings relate to manufacturing (including enclosures, metals, plastic injection molding, precision plastics, machining, and mechanicals), system integration and assembly and test services, materials procurement, inventory management, logistics and after-sales services (including product repair, warranty services, re-manufacturing and maintenance), supply chain management software solutions, and component product offerings (including rigid and flexible printed circuit boards and power adapters and chargers).

2. SUMMARY OF ACCOUNTING POLICIES

  Basis of Presentation and Principles of Consolidation

        The Company's third fiscal quarter ends on December 31, and the fourth fiscal quarter and year ends on March 31 of each year. The first fiscal quarter ended on June 28, 2013 and June 29, 2012, respectively, and the second fiscal quarter ended on September 27, 2013 and September 28, 2012, respectively. Amounts included in the consolidated financial statements are expressed in U.S. dollars unless otherwise designated.

        The accompanying consolidated financial statements include the accounts of Flextronics and its majority-owned subsidiaries, after elimination of intercompany accounts and transactions. The Company consolidates all majority-owned subsidiaries and investments in entities in which the Company has a controlling interest. For consolidated majority-owned subsidiaries in which the Company owns less than 100%, the Company recognizes a non-controlling interest for the ownership of the non-controlling owners. As of March 31, 2014, the non-controlling interest has been included on the consolidated balance sheets as a component of total shareholders' equity. The associated non-controlling owners' interest in the income or losses of these companies has not been material to the Company's results of operations for any of the periods presented, and has been classified as a component of interest and other, net, in the consolidated statements of operations.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

        During fiscal year 2013, the Company finalized the sale of two of its non-core businesses. In accordance with the accounting guidance, these non-core businesses represent separate asset groups and the divestitures qualify as discontinued operations, and accordingly, the Company has reported the results of operations and financial position of these businesses in discontinued operations within the consolidated statements of operation and consolidated balance sheets for all periods presented as applicable.

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

  Translation of Foreign Currencies

        The financial position and results of operations for certain of the Company's subsidiaries are measured using a currency other than the U.S. dollar as their functional currency. Accordingly, all assets and liabilities for these subsidiaries are translated into U.S. dollars at the current exchange rates as of the respective balance sheet dates. Revenue and expense items are translated at the average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these subsidiaries' financial statements are reported as other comprehensive loss, a component of shareholders' equity. Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, and re-measurement adjustments for foreign operations where the U.S. dollar is the functional currency, are included in operating results. Non-functional currency transaction gains and losses, and re-measurement adjustments were not material to the Company's consolidated results of operations for any of the periods presented, and have been classified as a component of interest and other, net in the consolidated statements of operations.

  Revenue Recognition

        The Company recognizes manufacturing revenue when it ships goods or the goods are received by its customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Generally, there are no formal substantive customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then the Company recognizes the related revenues at the time when such requirements are completed and the obligations are fulfilled. Some of the Company's customer

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

contracts allow the recovery of certain costs related to manufacturing services that are over and above the prices charged for the related products. The Company determines the amount of costs that are recoverable based on historical experiences and agreements with those customers. Also, certain customer contracts may contain certain commitments and obligations that may result in additional expenses or decrease in revenue. The Company accrues for these commitments and obligations based on facts and circumstances and contractual terms. The Company also makes provisions for estimated sales returns and other adjustments at the time revenue is recognized based upon contractual terms and an analysis of historical returns. Provisions for sales returns and other adjustments were not material to the consolidated financial statements for any of the periods presented.

        The Company provides a comprehensive suite of services for our customers that range from advanced product design to manufacturing and logistics to after-sales services. The Company recognizes service revenue when the services have been performed, and the related costs are expensed as incurred. Sales for services were less than 10% of the Company's total sales for all periods presented, and accordingly, are included in net sales in the consolidated statements of operations. The Company recognized research and development costs related to its ODM personal computing business of $78.9 million for the fiscal years ended March 31, 2012. Research and development activities related to ODM personal computing had ceased by the end of fiscal year 2012.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

        The following table summarizes the activity in the Company's allowance for doubtful accounts during fiscal years 2014, 2013 and 2012:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended March 31, 2012(1)(2)	$13,222	$30,122	$(4,439)	$38,905
Year ended March 31, 2013(2)(3)	$38,905	$6,643	$(34,671)	$10,877
Year ended March 31, 2014	$10,877	$2,029	$(7,377)	$5,529

(1)
Deductions/write-offs amount for fiscal year 2012 includes $3.9 million, which was previously reserved and the underlying accounts receivable balance was reclassified to non-current assets in fiscal year 2012, and carried net of its specific reserve.

(2)
Included in amounts charged to costs and expenses in fiscal year 2012 is $28.0 million related to a distressed customer, which was written off in fiscal year 2013 and $0.2 million, related to discontinued operations.

(3)
Deductions/write-offs amount for fiscal year 2013 includes $5.8 million, which was previously reserved and the underlying accounts receivable balance was reclassified to non-current assets in fiscal year 2013 and is carried net of its specific reserve.

        One customer accounted for approximately 13% of the Company's net sales in fiscal 2014. No customer accounted for greater than 10% of the Company's net sales in fiscal 2013. Two customers accounted for approximately 11% and 10%, respectively of the Company's net sales in fiscal 2012. The Company's ten largest customers accounted for approximately 52%, 47%, and 55% of its net sales in fiscal years 2014, 2013 and 2012, respectively. As of March 31, 2014, one customer accounted for approximately 14% of the Company's total accounts receivables. As of March 31, 2013, no single customer accounted for greater than 10% of the Company's total accounts receivable.

        The Company maintains cash and cash equivalents with various financial institutions that management believes to be of high credit quality. These financial institutions are located in many different locations throughout the world. The Company's investment portfolio, which consists of short-term bank deposits and money market accounts, and are classified as cash equivalents on the consolidated balance sheet.

        The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty's obligations exceed the obligations of the Company with that counterparty. To manage counterparty risk, the Company limits its derivative transactions to those with recognized financial institutions. See additional discussion of derivatives at note 8 to the consolidated financial statements.

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

        Cash and cash equivalents consisted of the following:

	As of March 31,
	2014	2013
	(In thousands)
Cash and bank balances	$1,040,800	$1,089,697
Money market funds and time deposits	552,928	497,390

	$1,593,728	$1,587,087

  Inventories

        Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of direct materials, labor and overhead. The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of March 31,
	2014	2013
	(In thousands)
Raw materials	$2,349,278	$1,683,098
Work-in-progress	608,284	421,706
Finished goods	641,446	617,696

	$3,599,008	$2,722,500

  Property and Equipment, Net

        Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is recognized on a straight-line basis over the estimated useful lives of the related assets, with the exception of building leasehold improvements, which are amortized over the

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

term of the lease, if shorter. Repairs and maintenance costs are expensed as incurred. Property and equipment was comprised of the following:

		As of March 31,
	Depreciable Life (In Years)
		2014	2013
		(In thousands)
Machinery and equipment	3 - 10	$2,929,449	$2,668,996
Buildings	30	1,069,376	1,032,595
Leasehold improvements	up to 30	470,960	384,519
Furniture, fixtures, computer equipment and software	3 - 7	427,038	399,368
Land	—	127,567	127,241
Construction-in-progress	—	88,687	139,032

		5,113,077	4,751,751
Accumulated depreciation and amortization		(2,824,421)	(2,577,163)

Property and equipment, net		$2,288,656	$2,174,588

        Total depreciation expense associated with property and equipment amounted to approximately $424.8 million, $412.3 million and $407.5 million in fiscal years 2014, 2013 and 2012, respectively. Property and equipment excludes assets no longer in use and held for sale as a result of restructuring activities, as discussed in note 11 to the consolidated financial statements.

        The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparing its carrying amount to the projected undiscounted cash flows the property and equipment are expected to generate. An impairment loss is recognized when the carrying amount of property and equipment exceeds its fair value.

  Deferred Income Taxes

        The Company provides for income taxes in accordance with the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the carrying amount and the tax basis of existing assets and liabilities by applying the applicable statutory tax rate to such differences. Additionally, the Company assesses whether each income tax position is "more likely than not" of being sustained on audit, including resolution of related appeals or litigation, if any. For each income tax position that meets the "more likely than not" recognition threshold, the Company would then assess the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement with the tax authority.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, intangible assets and related deferred tax liabilities, useful lives of plant and equipment and amortizable lives for acquired intangible assets. Any excess of the purchase consideration over the fair value of the identified assets and liabilities acquired is recognized as goodwill.

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

  Goodwill and Other Intangible Assets

        Goodwill is tested for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. The Company has one reporting unit: Electronics Manufacturing Services ("EMS"). If the recorded value of the assets, including goodwill, and liabilities ("net book value") of the reporting unit exceeds its fair value, an impairment loss may be required to be recognized. Further, to the extent the net book value of the Company as a whole is greater than its fair value in the aggregate, all, or a significant portion of its goodwill may be considered impaired. The Company performed its goodwill impairment assessment on January 31, 2014 and did not elect to perform the qualitative "Step Zero" assessment. Instead the Company performed a quantitative assessment of its goodwill at the afore-mentioned date. Based on this assessment the Company determined that no impairment existed as of the date of the impairment test. The fair value of the reporting unit exceeded the carrying value.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

        The following table summarizes the activity in the Company's goodwill account during fiscal years 2014 and 2013 (in thousands):

	As of March 31,
	2014	2013
Balance, beginning of the year, net of accumulated impairment of $5,949,977	$262,005	$101,670
Additions(1)	26,270	160,609
Purchase accounting adjustments(2)	4,034	—
Foreign currency translation adjustments	449	(274)

Balance, end of period, net of accumulated impairment of $5,949,977	$292,758	$262,005

(1)
The goodwill generated from the Company's business combinations completed during the years 2014 and 2013 are primarily related to value placed on the employee workforce, service offerings and capabilities and expected synergies. The goodwill is not deductible for income tax purposes. Refer to the discussion of the Company's business acquisitions in note 17 to the consolidated financial statements.

(2)
Includes adjustments based on management's estimates resulting from their review and finalization of the valuation of assets and liabilities acquired through certain business combinations completed in a period subsequent to the respective acquisition. These adjustments were not individually, nor in the aggregate, significant to the Company.

        The Company's acquired intangible assets are subject to amortization over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value. The Company reviewed the carrying value of its intangible assets as of March 31, 2014 and concluded that such amounts continued to be recoverable.

        Intangible assets are comprised of customer-related intangible assets, which primarily include contractual agreements and customer relationships; and licenses and other intangible assets, which is primarily comprised of licenses and also includes patents and trademarks, and developed technologies. Generally customer-related intangible assets are amortized on an accelerated method based on expected cash flows, primarily over a period of up to eight years. Licenses and other intangible assets are generally amortized on a straight line basis over a period of up to seven years. No residual value is estimated for any intangible assets. The fair value of the Company's intangible assets purchased

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

through business combinations is principally determined based on management's estimates of cash flow and recoverability. The components of acquired intangible assets are as follows:

	As of March 31, 2014			As of March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets:
Customer-related intangibles	$204,369	$(140,713)	$63,656	$294,310	$(224,517)	$69,793
Licenses and other intangibles	32,564	(11,760)	20,804	21,040	(9,286)	11,754

Total	$236,933	$(152,473)	$84,460	$315,350	$(233,803)	$81,547

        The gross carrying amounts of intangible assets are removed when the recorded amounts have been fully amortized. During fiscal year 2014, the gross carrying amounts of such intangible assets fully amortized and removed totaled $117.9 million. During the year ended March 31, 2014, the Company's customer-related intangible assets, and licenses and other intangible assets increased by $15.8 million and $6.9 million respectively, primarily due to the acquisition of Riwisa AG as further discussed in note 17 to the consolidated financial statements. Total intangible asset amortization expense recognized in continuing operations during fiscal years 2014, 2013 and 2012 was $28.9 million, $29.5 million and $49.6 million, respectively. As of March 31, 2014, the weighted-average remaining useful lives of the Company's intangible assets were approximately 2.7 years and 4.1 years for customer-related intangibles, and licenses and other intangible assets, respectively. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2015	$26,216
2016	21,385
2017	13,960
2018	8,748
2019	4,709
Thereafter	9,442

Total amortization expense	$84,460

  Derivative Instruments and Hedging Activities

        All derivative instruments are recognized on the consolidated balance sheets at fair value. If the derivative instrument is designated as a cash flow hedge, effectiveness is tested monthly using a regression analysis of the change in the spot currency rates and the change in the present value of the spot currency rates. The spot currency rates are discounted to present value using functional currency LIBOR rates over the maximum length of the hedge period. The effective portion of changes in the fair value of the derivative instrument (excluding time value) is recognized in shareholders' equity as a separate component of accumulated other comprehensive income (loss), and recognized in the consolidated statements of operations when the hedged item affects earnings. Ineffective and excluded portions of changes in the fair value of cash flow hedges are recognized in earnings immediately. If the

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

derivative instrument is designated as a fair value hedge, the changes in the fair value of the derivative instrument and of the hedged item attributable to the hedged risk are recognized in earnings in the current period. Additional information is included in note 8 to the consolidated financial statements.

  Other Current Assets

        Other current assets includes approximately $470.9 million and $412.4 million as of March 31, 2014 and 2013, respectively for the deferred purchase price receivable from our Global and North American Asset-Backed Securitization programs. See note 10 to the consolidated financial statements for additional information regarding the Company's participation in its trade receivables securitization programs. Also included in other current assets as of March 31, 2014 and 2013 were certain assets purchased on behalf of a customer and financed by a third party banking institution of $267.5 million and $251.3 million, respectively, as further described in note 17 to the consolidated financial statements.

  Investments

        The Company's investments are included as other assets in the consolidated balance sheets. The Company has certain equity investments in, and notes receivable from, non-publicly traded companies which are included within other assets in the Company's consolidated balance sheets. Non-majority-owned investments are accounted for using the equity method when the Company has an ownership percentage equal to or greater than 20% but less than 50%, or has the ability to significantly influence the operating decisions of the issuer; otherwise the cost method is used. The Company monitors these investments for impairment indicators and makes appropriate reductions in carrying values as required. Fair values of these investments, when required, are estimated using unobservable inputs, primarily discounted cash flow projections.

        As of March 31, 2014 and 2013, the Company's equity investments in non-majority owned companies totaled $77.4 million and $26.8 million, respectively. The equity in the earnings or losses of the Company's equity method investments was not material to the consolidated results of operations for any period presented and is included in interest and other, net.

        The investments balance as of March 31, 2013 includes $74.4 million relating to the fair value of certain fully vested warrants to purchase common stock of a supplier. These warrants were exercised and the underlying shares were sold for total proceeds of $67.3 million resulting in a loss of $7.1 million that was recognized during fiscal 2014.

  Other Current Liabilities

        Other current liabilities include customer working capital advances of $754.7 million and $214.1 million, and deferred revenue of $296.3 million and $227.0 million as of March 31, 2014 and 2013, respectively. The customer working capital advances are not interest bearing, do not have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production. Also included in other current liabilities as of March 31, 2014 and 2013 were amounts financed by a third party banking institution for the purchase of assets on behalf of a customer of $286.5 million and $272.8 million, respectively, as further described in note 17 to the consolidated financial statements.

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

        The recognition of restructuring charges requires the Company to make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. To the extent the Company's actual results differ from its estimates and assumptions, the Company may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. Such changes to previously estimated amounts may be material to the consolidated financial statements. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans. See note 14 to the consolidated financial statements for additional information regarding restructuring charges.

  Recent Accounting Pronouncements

        In April 2014, the Financial Accounting Standards Board ("FASB") issued guidance which requires an entity to report a disposal of a component of an entity in discontinued operations if the disposal represents a strategic shift that has a major effect on an entity's operations and financial results when the component of an entity meets certain criteria to be classified as held for sale when the component of an entity is disposed of by a sale or disposed of other than by a sale. Further, additional disclosures about discontinued operations should include the following for the periods in which the results of operations of the discontinued operations are presented in the statement of operations: the major classes of line items constituting pretax profit or loss of discontinued operations; total operating and investing cash flows of discontinued operations; depreciation, amortization, capital expenditures, and significant operating and investing noncash items of discontinued operations; pretax profit or loss attributable to the parent if a discontinued operation includes a non-controlling interest; a reconciliation of major classes of assets, liabilities of the discontinued operation classified as held for sale; and a reconciliation of major classes of line items constituting the pretax profit or loss of the discontinued operation. This guidance is effective for the Company beginning in fiscal year 2016, and will impact the Company's assessment of any future discontinued operations.

        In July 2013, the FASB issued guidance which requires an entity to present unrecognized tax benefits in the financial statements as a reduction to deferred tax assets for net operating loss carryforwards, similar tax losses, or tax credit carryforwards. To the extent these are not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This disclosure is effective for the Company beginning in fiscal year 2015, and is not expected to have a significant impact to the Company's consolidated financial statements.

        In February 2013, the FASB issued guidance which requires an entity to measure obligations resulting from joint and several liability arrangements, including the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors, as well as discussion of the nature of such obligations.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

This disclosure is effective for the Company beginning in fiscal year 2015, and is not expected to have a significant impact to the Company's consolidated financial statements.

3. SHARE-BASED COMPENSATION

  Equity Compensation Plans

        During fiscal year 2014, the Company granted equity compensation awards under the 2010 Equity Incentive Plan (the "2010 Plan") and the 2013 Elementum Plan (the "Elementum Plan"). The 2010 Plan is administered by Flextronics International Ltd., while the Elementum Plan is administered by Elementum SCM (Cayman) Limited, a majority owned subsidiary of the Company.

  The 2010 Equity Incentive Plan of Flextronics International Ltd.

        As of March 31, 2014, the Company had approximately 38.1 million shares available for grants under the 2010 Plan. Options issued to employees under the 2010 Plan generally vest over four years and expire seven years from the date of grant. Options granted to non-employee directors expire five years from the date of grant.

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

  Share-Based Compensation Expense

        The following table summarizes the Company's share-based compensation expense:

	Fiscal Year Ended March 31,
	2014	2013	2012
	(In thousands)
Cost of sales	$6,540	$5,163	$7,446
Selling, general and administrative expenses	33,899	29,366	41,008

Total share-based compensation expense	$40,439	$34,529	$48,454

        As required by the authoritative guidance for stock-based compensation, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual forfeitures.

        As of March 31, 2014, the total unrecognized compensation cost related to unvested share options granted to employees under the Company's 2010 Plan was approximately $0.6 million, net of estimated

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SHARE-BASED COMPENSATION (Continued)

forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 1.0 year and will be adjusted for estimated forfeitures. As of March 31, 2014, the total unrecognized compensation cost related to unvested share bonus awards granted to employees was approximately $77.5 million, net of estimated forfeitures. This cost will be amortized generally on a straight-line basis over a weighted-average period of approximately 2.4 years and will be adjusted for estimated forfeitures. Approximately $15.0 million of the unrecognized compensation cost, net of forfeitures, is related to share bonus awards granted to certain key employees whereby vesting is contingent on meeting a certain market condition.

        Cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee exercises of share options over the share-based compensation cost recognized for those options) are classified as financing cash flows. During fiscal years 2014, 2013 and 2012, the Company did not recognize any excess tax benefits as a financing cash inflow.

  Determining Fair Value

  Options

        Valuation and Amortization Method—The Company estimates the fair value of share options granted under the 2010 Plan using the Black-Scholes valuation method and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair market value of share bonus awards granted, other than those awards with a market condition, is the closing price of the Company's ordinary shares on the date of grant and is generally recognized as compensation expense on a straight-line basis over the respective vesting period.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SHARE-BASED COMPENSATION (Continued)

        There were no options granted under the 2010 Plan during fiscal year 2014. The fair value of the Company's share options granted to employees for fiscal years 2013 and 2012 was estimated using the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2013	2012
Expected term	4.1 years	4.1 years
Expected volatility	46.9%	46.9%
Expected dividends	0.0%	0.0%
Risk-free interest rate	0.9%	1.1%
Weighted-average fair value	$2.48	$2.57

        Options granted during the 2013 and 2012 fiscal years had contractual lives of seven years.

  Share bonus awards with service and market conditions

        Valuation and Amortization Method—The Company estimates the fair value of share bonus awards granted under the 2010 Plan whereby vesting is contingent on meeting certain market conditions using Monte Carlo simulation. This fair value is then amortized on a straight-line basis over the vesting period, which is the service period.

        Expected volatility of Flextronics—Volatility used in Monte Carlo simulation is derived from the historical volatility of Flextronics' stock price over a period equal to the service period of the share bonus awards granted. The service period is three years for those share bonus awards granted in fiscal years 2014 and 2013, and four years for those share bonus awards granted in fiscal year 2012.

        Average peer volatility—Volatility used in Monte Carlo simulation is derived from the historical volatilities of both the S&P 500 index and components of an extended Electronics Manufacturing Services ("EMS") group, comprised of global competitors of the Company within the same industry, for the share bonus awards granted in fiscal year 2014, and historical volatilities of the S&P 500 index for the share bonus awards granted in fiscal years 2013 and 2012 based on the various service periods.

        Average Peer Correlation—Correlation coefficients were used to model the movement of Flextronics' stock price relative to both the S&P 500 index and peers in the extended EMS group for the share bonus awards granted in fiscal 2014, and relative to the S&P 500 index for the share bonus awards granted in fiscal 2013 and 2012.

        Expected Dividend—The Company has never paid dividends on its ordinary shares and currently does not intend to do so in the near term, and accordingly, the dividend yield percentage is zero for all periods.

        Risk-Free Interest Rate—The Company bases the risk-free interest rate used in the Monte Carlo simulation on the yield of zero-coupon U.S. Treasury bills, as of the measurement date.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SHARE-BASED COMPENSATION (Continued)

        The fair value of the Company's share-bonus awards, whereby vesting is contingent on meeting certain market conditions, for fiscal years 2014, 2013 and 2012 was estimated using the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2014	2013	2012
Expected volatility	35.9%	41.7%	60.6%
Average peer volatility	35.7%	19.2%	27.4%
Average peer correlation	0.4	0.7	0.7
Expected dividends	0.0%	0.0%	0.0%
Risk-free interest rate	0.4%	0.4%	1.2%

  Share-Based Awards Activity

        The following is a summary of option activity for the Company's 2010 Plan ("Price" reflects the weighted-average exercise price):

	Fiscal Year Ended March 31,
	2014		2013		2012
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of fiscal year	34,405,564	$8.29	43,933,660	$7.78	53,942,458	$7.61
Granted	—	—	19,000	6.57	599,800	6.80
Exercised	(6,572,383)	4.28	(5,398,331)	4.12	(5,879,405)	3.92
Forfeited	(4,220,309)	12.93	(4,148,765)	8.32	(4,729,193)	10.45

Outstanding, end of fiscal year	23,612,872	$8.57	34,405,564	$8.29	43,933,660	$7.78

Options exercisable, end of fiscal year	23,373,101	$8.58	33,662,480	$8.31	37,021,049	$8.44

        The aggregate intrinsic value of options exercised (calculated as the difference between the exercise price of the underlying award and the price of the Company's ordinary shares determined as of the time of option exercise for options exercised in-the-money) under the Company's 2010 Plan was $24.7 million, $13.0 million and $17.1 million during fiscal years 2014, 2013 and 2012 respectively.

        Cash received from option exercises was $28.1 million, $22.3 million and $23.1 million for fiscal years 2014, 2013 and 2012, respectively.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SHARE-BASED COMPENSATION (Continued)

        The following table presents the composition of options outstanding and exercisable as of March 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$1.94 - $2.26	5,420,232	1.77	$2.14	5,420,232	$2.14
$3.39 - $5.75	3,604,664	2.36	5.54	3,583,720	5.54
$5.87 - $7.07	233,183	3.28	6.65	198,130	6.67
$7.08 - $10.59	5,506,846	1.56	10.18	5,323,072	10.26
$10.67 - $11.41	1,104,933	2.13	11.23	1,104,933	11.23
$11.53 - $13.98	6,619,666	0.88	12.23	6,619,666	12.23
$14.34 - $23.02	1,123,348	0.13	17.59	1,123,348	17.59

$1.94 - $23.02	23,612,872	1.52	$8.57	23,373,101	$8.58

Options vested and expected to vest	23,602,204	1.52	$8.59

        As of March 31, 2014, the aggregate intrinsic value for options outstanding, options vested and expected to vest (which includes adjustments for expected forfeitures), and options exercisable were $53.5 million, $53.4 million and $53.0 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's ordinary shares as of March 31, 2014 for the approximately 10.1 million options that were in-the-money at March 31, 2014. As of March 31, 2014, the weighted average remaining contractual life for options exercisable was 1.49 years.

        The following table summarizes the Company's share bonus award activity ("Price" reflects the weighted-average grant-date fair value):

	Fiscal Year Ended March 31,
	2014		2013		2012
	Shares	Price	Shares	Price	Shares	Price
Unvested share bonus awards outstanding, beginning of fiscal year	21,807,069	$6.80	15,965,268	$6.91	13,801,942	$8.04
Granted	8,978,941	8.07	9,582,867	6.74	9,213,456	6.78
Vested	(5,481,153)	6.66	(1,506,234)	7.51	(2,555,165)	9.34
Forfeited	(3,456,737)	7.07	(2,234,832)	6.86	(4,494,965)	8.60

Unvested share bonus awards outstanding, end of fiscal year	21,848,120	$7.32	21,807,069	$6.80	15,965,268	$6.91

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SHARE-BASED COMPENSATION (Continued)

        Of the 21.8 million unvested share bonus awards outstanding as of the year ended March 31, 2014, approximately 5.1 million represents the target amount of grants made to certain key employees whereby vesting is contingent on meeting certain market conditions, and are summarized as follows:

				Range of shares that may be issued
	Targeted number of awards as of March 31, 2014 (in shares)	Average grant date fair value (per share)
Year of grant			Market condition	Minimum	Maximum	Assessment dates
Fiscal 2014	2,174,000	$9.34	Vesting ranges from zero to 200% based on measurement of Flextronics' total shareholder return against both the Standard and Poor's ("S&P") 500 Composite Index and an Extended Electronics Manufacturing Services ("EMS") Group Index.	0	4,348,000	May 2016
Fiscal 2013	1,795,000	$7.63	Vesting ranges from zero to 200% based on measurement of Flextronics' total shareholder return against the S&P 500 Composite Index.	0	3,590,000	May 2015
Fiscal 2012	822,500	$7.78	Vesting ranges from zero to 150% based on measurement of Flextronics' total shareholder return against the S&P 500 Composite Index.	0	1,233,750	June 2014 (50%) June 2015 (50%)
Fiscal 2011	320,000	$7.32	Vesting ranges from zero to 150% based on measurement of Flextronics' total shareholder return against the S&P 500 Composite Index.	0	480,000	June 2014
Totals	5,111,500				9,651,750

        In accordance with the accounting guidance, the Company will continue to recognize share-based compensation expense for these awards with market conditions regardless of whether such awards will ultimately vest. The first half of the share-bonus awards with market conditions granted in fiscal year 2011 did not vest in June 2013 as the market condition was not met as of that date. Half of the share-bonus awards with market conditions granted during fiscal 2012 and the remainder of the awards granted during fiscal year 2011 will vest in June 2014, and the expected payout percentages are approximately 50% and 75% of the number of shares granted, respectively.

        The total intrinsic value of share bonus awards vested under the Company's 2010 Plan was $42.4 million, $9.7 million, and $17.7 million during fiscal years 2014, 2013 and 2012, respectively, based on the closing price of the Company's ordinary shares on the date vested.

The 2013 Equity Incentive Plan of Elementum SCM (Cayman) Ltd.

        In November 2013, Elementum SCM (Cayman) Ltd.("Elementum"), a majority owned subsidiary of the Company established its own equity incentive plan (Elementum Plan). During the year ended March 31, 2014, Elementum issued 8.3 million options with an average fair value of $0.19 per option and average exercise price of $0.17 per option to its employees which vest over a period of four years and expire ten years from the grant date. Of these options 1.9 million were cancelled during the fiscal year, and 6.4 million were outstanding at an average exercise price of $0.19 per option. None of the options had been exercised as of March 31, 2014, and Elementum had approximately 6.6 million shares available for future grants under this Plan.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SHARE-BASED COMPENSATION (Continued)

        The exercise price of the options granted under this Plan are determined by the Board of Directors of Elementum and is based on valuations obtained from a third party service provider for the Elementum common shares as of the date of option grants.

        Fair value of options granted under this Plan are determined as follows:

        Valuation and Amortization Method—Elementum estimates the fair value of share options granted using the Black-Scholes valuation method and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

        Expected Term—The expected term used in the Black-Scholes valuation method is calculated using the simplified method as applicable to non-publicly-traded companies per the authoritative guidance for stock-based compensation expense.

        Expected Volatility—The expected volatility used in the Black-Scholes valuation method is derived from implied volatility related to publicly traded options to purchase ordinary shares of comparable companies.

        Expected Dividend—Elementum has never paid dividends on its ordinary shares and currently does not intend to do so in the near term, and accordingly, the dividend yield percentage is zero for all periods.

        Risk-Free Interest Rate—Elementum bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury constant maturities issued with a term equivalent to the expected term of the option.

        Total stock-based compensation expense for the Elementum Plan recognized during the year ended March 31, 2014 is not material to the consolidated operating results of the Company and is included in the share-based compensation expense disclosures of the Company. Total unrecognized compensation expenses relating to stock options granted to certain employees under the Elementum Plan as of March 31, 2014 is $3.1 million, and will be recognized over a weighted average period of 3.75 years.

4. EARNINGS PER SHARE

        Basic earnings per share for both continuing and discontinued operations exclude dilution and are computed by dividing net income by the weighted-average number of ordinary shares outstanding during the applicable periods.

        Diluted earnings per share for both continuing and discontinued operations reflect the potential dilution from stock options and share bonus awards. The potential dilution from stock options exercisable into ordinary share equivalents and share bonus awards was computed using the treasury stock method based on the average fair market value of the Company's ordinary shares for the period.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. EARNINGS PER SHARE (Continued)

        The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted income from continuing and discontinued operations per share:

	Fiscal Year Ended March 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Basic earnings from continuing and discontinued operations per share:
Income from continuing operations	$365,594	$302,502	$520,770
Loss from discontinued operations	$—	$(25,451)	$(32,005)

Net income	$365,594	$277,051	$488,765

Shares used in computation:
Weighted-average ordinary shares outstanding	610,497	662,874	716,247

Basic earnings from continuing operations per share	$0.60	$0.46	$0.73

Basic loss from discontinued operations per share	$—	$(0.04)	$(0.04)

Basic earnings per share	$0.60	$0.42	$0.68

Diluted earnings from continuing and discontinued operations per share:
Income from continuing operations	$365,594	$302,502	$520,770
Loss from discontinued operations	$—	$(25,451)	$(32,005)

Net income	$365,594	$277,051	$488,765

Shares used in computation:
Weighted-average ordinary shares outstanding	610,497	662,874	716,247
Weighted-average ordinary share equivalents from stock options and awards(1)	12,982	12,159	11,560

Weighted-average ordinary shares and ordinary share equivalents outstanding	623,479	675,033	727,807

Diluted earnings from continuing operations per share	$0.59	$0.45	$0.72

Diluted loss from discontinued operations per share	$—	$(0.04)	$(0.04)

Diluted earnings per share	$0.59	$0.41	$0.67

(1)
Options to purchase ordinary shares of 17.1 million, 20.6 million and 24.2 million during fiscal years 2014, 2013 and 2012, respectively, and share bonus awards of 0.3 million and 1.2 million during fiscal years 2013 and 2012, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted average ordinary shares equivalents. There were no anti-dilutive share bonus awards in fiscal year 2014.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. NON-CONTROLLING INTERESTS

        During fiscal 2014, a previously wholly-owned subsidiary of the Company received $38.6 million in exchange for issuing a non-controlling equity interest to certain third party investors for an ownership interest of less than 20% of the outstanding shares in the subsidiary. The Company continues to own a majority of the subsidiary's outstanding equity and also controls the subsidiary's board of directors. Accordingly, the consolidated financial statements include the financial position and results of operations of this subsidiary as of March 31, 2014 and for the year then ended.

        The Company has recognized the carrying value of the non-controlling interest as a component of total shareholders' equity. The operating results of the subsidiary attributable to the non-controlling interests are immaterial for all of the periods presented and are included in interest and other, net.

6. SUPPLEMENTAL CASH FLOW DISCLOSURES

        The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Fiscal Year Ended March 31,
	2014	2013	2012
	(In thousands)
Net cash paid for:
Interest	$86,406	$66,071	$42,067
Income taxes	$87,561	$52,306	$66,013
Non-cash investing activity:
Accounts payable for fixed assets purchases	$42,902	$89,718	$63,671

7. BANK BORROWINGS AND LONG-TERM DEBT

        Bank borrowings and long-term debt are as follows:

	As of March 31,
	2014	2013
	(In thousands)
Term Loan, including current portion, due October 2014	$—	$170,340
Term Loan, including current portion, due in installments through August 2018	600,000	—
Term Loan, including current portion, due in installments through March 2019	500,000	517,500
4.625% Notes due February 2020	500,000	500,000
5.000% Notes due February 2023	500,000	500,000
Asia Term Loans	—	375,000
Other	2,595	4,787

	2,102,595	2,067,627
Current portion	(32,575)	(416,654)

Non-current portion	$2,070,020	$1,650,973

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. BANK BORROWINGS AND LONG-TERM DEBT (Continued)

        The weighted average interest rates for the Company's long-term debt were 3.2% and 3.5% as of March 31, 2014 and 2013, respectively.

        Repayments of the Company's long-term debt are as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2015	$32,575
2016	40,000
2017	52,500
2018	52,500
2019	922,500
Thereafter	1,002,520

Total	$2,102,595

        Capital lease obligations of $8.9 million and $9.1 million, consisting of short-term obligations of $4.2 million and $2.8 million and long term obligations of $4.7 million and $6.3 million are included in current and non-current liabilities on the Company's balance sheets as of March 31, 2014 and 2013, respectively.

  Term Loan Agreement due October 2014

        The Company entered into a $1.8 billion term loan facility, dated as of October 1, 2007, and subsequently amended as of December 28, 2007.

        On August 30, 2013, the Company repaid the remaining amount of $170.3 million under this loan using part of the proceeds from the Term Loan due August 2018.

  Term Loan due August 2018

        On August 30, 2013, the Company entered into a $600 million term loan agreement due August 30, 2018 and used part of the proceeds to repay the outstanding balances of the term loan due October 2014 and the Asia Term Loans in full amounting to $170.3 million and $374.5 million, respectively. The remaining $55.2 million was used to repay part of the term loan due March 2019 and upfront bank fees. This loan is repayable in quarterly installments of $3.75 million, which will commence in December 2014 through June 2018, with the remaining amount due at maturity.

        Borrowings under this term loan bear interest, at the Company's option, either at (i) LIBOR plus the applicable margin for LIBOR loans ranging between 1.00% and 2.00%, based on the Company's credit ratings or (ii) the base rate (the greatest of the agent's prime rate, the federal funds rate plus 0.50% and LIBOR for a one-month interest period plus 1.00%) plus an applicable margin ranging between 0.00% and 1.00%, based on the Company's credit rating.

        This term loan is unsecured, and contains customary restrictions on the Company's and its subsidiaries' ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of exceptions and limitations. This term loan agreement also requires that the Company maintain a

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. BANK BORROWINGS AND LONG-TERM DEBT (Continued)

maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio, as defined therein, during its term. As of March 31, 2014, the Company was in compliance with the covenants under this term loan agreement.

  Term Loan Agreement due March 2019 and Revolving Line of Credit

        On October 19, 2011, the Company entered into a five-year $2.0 billion Credit Facility consisting of a $1.5 billion Revolving Credit Facility and a $500.0 million term loan, which was due to expire in October 2016. The Revolving Credit Facility due 2016 replaced the Company's then existing $2.0 billion revolving credit facility and the $500.0 million term loan refinanced the outstanding amount of its $500.0 million tranche under the Company's $1.7 billion term loan due October 2014 (referred to above). During fiscal year 2013, the Company increased the limit on the term loan by $50 million and borrowed the entire incremental amount.

        On March 31, 2014, the Company extended the maturity date of this revolving credit facility and term loan to March 2019, and borrowed an incremental amount of $63.4 million under the term loan thereby increasing the total amount outstanding under the term loan to $500 million. Quarterly repayments of principal under this term loan will commence on June 30, 2014 in the amount of $6.3 million up to March 31, 2016 and will increase to $9.4 million thereafter with the remainder due upon maturity. Upon extension of this revolving credit facility and term loan, borrowings bear interest, at the Company's option, either at (i) LIBOR plus the applicable margin for LIBOR loans ranging between 1.125% and 2.125%, based on the Company's credit ratings or (ii) the base rate (the greatest of the agent's prime rate, the federal funds rate plus 0.50% and LIBOR for a one-month interest period plus 1.00%) plus an applicable margin ranging between 0.125% and 1.125%, based on the Company's credit rating. The Company is required to pay a quarterly commitment fee ranging between 0.15% and 0.40% per annum on the daily unused amount of the $1.5 billion Revolving Credit Facility based on the Company's credit rating.

        This Credit Facility is unsecured, and contains customary restrictions on the Company's and its subsidiaries' ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of exceptions and limitations. This Credit Facility also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio, as defined therein, during its term. As of March 31, 2014, the Company was in compliance with the covenants under this loan agreement.

  Notes due February 2020 and February 2023

        On February 20, 2013, the Company issued $500.0 million of 4.625% Notes due February 15, 2020 and $500.0 million of 5.000% Notes due February 15, 2023 (collectively the "Notes") in a private offering pursuant to Rule 144A and Regulation S under the Securities Act. In July 2013, the Company exchanged these notes for new notes with substantially similar terms and completed the registration of these notes with the Securities and Exchange Commission. The Company received net proceeds of approximately $990.6 million from the issuance and used those proceeds, together with $9.4 million of cash on hand, to repay $1.0 billion of outstanding borrowings under its term loan due October 2014.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. BANK BORROWINGS AND LONG-TERM DEBT (Continued)

        Interest on the Notes is payable semi-annually, which commenced on August 15, 2013. The Notes are senior unsecured obligations of the Company, rank equally with all of the Company's other existing and future senior and unsecured debt obligations, and are guaranteed, jointly and severally, fully and unconditionally on an unsecured basis, by each of the Company's 100% owned subsidiaries that guarantees indebtedness under, or is a borrower under, the Company's Term Loan Agreement and Revolving Line of Credit.

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

        The indenture governing the Notes contains covenants that, among other things, restrict the ability of the Company and certain of the Company's subsidiaries to create liens; enter into sale-leaseback transactions; create, incur, issue, assume or guarantee any funded debt; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's assets to, another person. These covenants are subject to a number of significant limitations and exceptions set forth in the indenture. The indenture also provides for customary events of default, including, but not limited to, cross defaults to certain specified other debt of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Notes will become due and payable immediately without further action or notice. If any other event of default under the agreement occurs or is continuing, the applicable trustee or holders of at least 25% in aggregate principal amount of the then outstanding Notes may declare all of the Notes to be due and payable immediately. As of March 31, 2014, the Company was in compliance with the covenants in the indenture governing the Notes.

  Asia Term Loans

        On September 27, 2010, the Company entered into a $50.0 million term loan agreement with a bank based in Asia, which was due to mature on September 27, 2013. Borrowings under the term loan bear interest at LIBOR plus 2.30%. The Company, at its election, may convert the loan (in whole or in part) to bear interest at the higher of the Federal Funds rate plus 0.50% or the prime rate plus 1.00%. Principal payments of $500,000 are due quarterly with the balance due on the maturity date. The Company has the right to prepay any part of the loan without penalty. Borrowings under the term loan agreement are guaranteed by certain subsidiaries of the Company.

        On September 28, 2010, the Company entered into a $130.0 million term loan facility with a bank in Asia, which was due to mature on September 28, 2013. Borrowings under the facility bear interest at LIBOR plus a margin of 2.15%, and the Company paid a non-refundable fee of $1.4 million at the inception of the loan. The Company has the right to prepay any part of the loan without penalty.

        On February 17, 2011, the Company entered into a $200.0 million term loan facility with a bank in Asia, which was due to mature on February 17, 2014. Borrowings under the facility bear interest at LIBOR plus a margin of 2.28%, and the Company paid a non-refundable fee of $1.0 million at the inception of the loan.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. BANK BORROWINGS AND LONG-TERM DEBT (Continued)

        On August 30, 2013, the Company repaid the entire balance on the Asia Term loans using the proceeds from its Term Loan due August 2018.

  Other Credit Lines

        As of March 31, 2104, the Company and certain of its subsidiaries had various uncommitted revolving credit facilities, lines of credit and other loans in the amount of $267.7 million in the aggregate. There were no borrowings outstanding under these facilities as of March 31, 2014 and 2013. These unsecured credit facilities, and lines of credit and other loans bear annual interest at the respective country's inter-bank offering rate, plus an applicable margin, and generally have maturities that expire on various dates in future fiscal years.

8. FINANCIAL INSTRUMENTS

  Foreign Currency Contracts

        The Company transacts business in various foreign countries and is therefore, exposed to foreign currency exchange rate risk inherent in forecasted sales, cost of sales, and monetary assets and liabilities denominated in non-functional currencies. The Company has established risk management programs to protect against volatility in the value of non-functional currency denominated monetary assets and liabilities, and of future cash flows caused by changes in foreign currency exchange rates. The Company tries to maintain a partial or fully hedged position for certain transaction exposures, which are primarily, but not limited to, revenues, customer and vendor payments and inter-company balances in currencies other than the functional currency unit of the operating entity. The Company enters into short-term foreign currency forward and swap contracts to hedge only those currency exposures associated with certain assets and liabilities, primarily accounts receivable and accounts payable, and cash flows denominated in non-functional currencies. Gains and losses on the Company's forward and swap contracts are designed to offset losses and gains on the assets, liabilities and transactions hedged, and accordingly, generally do not subject the Company to risk of significant accounting losses. The Company hedges committed exposures and does not engage in speculative transactions. The credit risk of these forward and swap contracts is minimized since the contracts are with large financial institutions and accordingly, fair value adjustments related to the credit risk of the counterparty financial institution were not material.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FINANCIAL INSTRUMENTS (Continued)

        As of March 31, 2014, the aggregate notional amount of the Company's outstanding foreign currency forward and swap contracts was $4.5 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	3,521,000	—	$566,733	$—
EUR	7,832	45,485	10,767	62,231
HUF	11,459,000	—	50,699	—
MXN	1,726,500	—	131,898	—
MYR	279,180	—	84,857	—
Other	N/A	N/A	65,272	550

			910,226	62,781
Other Forward/Swap Contracts
BRL	46,000	343,000	20,372	151,904
CAD	124,451	113,476	112,392	102,563
CNY	870,314	682,984	140,842	110,000
EUR	491,950	727,495	675,990	999,693
GBP	30,148	55,101	50,092	91,562
HUF	17,044,300	19,714,600	75,411	87,225
JPY	7,179,535	4,274,776	70,261	41,834
MXN	1,252,670	700,850	95,699	53,542
MYR	232,953	28,675	70,806	8,716
SEK	413,618	684,395	63,854	105,507
Other	N/A	N/A	204,306	154,186

			1,580,025	1,906,732

Total Notional Contract Value in USD			$2,490,251	$1,969,513

        As of March 31, 2014 and 2013, the fair value of the Company's short-term foreign currency contracts was not material and included in other current assets or other current liabilities, as applicable, in the consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company's exposure to monetary assets and liabilities denominated in non-functional currencies and are not accounted for as hedges under the accounting standards. Accordingly, changes in fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the consolidated statements of operations. As of March 31, 2014 and 2013, the Company also has included net deferred losses and gains, respectively, in accumulated other comprehensive loss, a component of shareholders' equity in the consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. These deferred losses and gains were not material, and the deferred losses as of March 31, 2014 are expected to be recognized primarily as a component of cost of sales in the consolidated statement of operations over the next twelve month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal years presented and are included as a component of interest and other, net in the consolidated statements of operations.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FINANCIAL INSTRUMENTS (Continued)

        The following table presents the fair value of the Company's derivative instruments utilized for foreign currency risk management purposes at March 31, 2014 and 2013:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2014	March 31, 2013	Balance Sheet Location	March 31, 2014	March 31, 2013
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$3,464	$11,032	Other current liabilities	$10,457	$3,999
Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$4,722	$16,531	Other current liabilities	$6,949	$11,291

        The Company has financial instruments subject to master netting arrangements, which provides for the net settlement of all contracts with a single counterparty. The Company does not offset fair value amounts for assets and liabilities recognized for derivative instruments under these arrangements, and as such, the asset and liability balances presented in the table above reflect the gross amounts of derivatives in the consolidated balance sheets. The impact of netting derivative assets and liabilities is not material to the Company's financial position for any of the periods presented.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

        The changes in accumulated other comprehensive loss by component, net of tax, during fiscal year ended March 31, 2014 are as follows:

	Fiscal Year Ended March 31, 2014
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(18,857)	$(58,624)	$(77,481)
Other comprehensive loss before reclassifications	(15,851)	(34,683)	(50,534)
Net losses reclassified from accumulated other comprehensive loss	1,859	—	1,859

Net current-period other comprehensive loss	(13,992)	(34,683)	(48,675)

Ending balance	$(32,849)	$(93,307)	$(126,156)

        Substantially all unrealized losses relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the fiscal year ended March 31, 2014, was recognized as a component of cost of sales in the consolidated statement of operations, which primarily relate to the Company's foreign currency contracts accounted for as cash flow hedges.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. TRADE RECEIVABLES SECURITIZATION

        The Company sells trade receivables under two asset-backed securitization programs and an accounts receivable factoring program.

Asset-Backed Securitization Programs

        The Company continuously sells designated pools of trade receivables under its Global Asset-Backed Securitization Agreement (the "Global Program") and its North American Asset-Backed Securitization Agreement (the "North American Program," collectively, the "ABS Programs") to affiliated special purpose entities, each of which in turn sells 100% of the receivables to unaffiliated financial institutions. These programs allow the operating subsidiaries to receive a cash payment and a deferred purchase price receivable for sold receivables. Following the transfer of the receivables to the special purpose entities, the transferred receivables are isolated from the Company and its affiliates, and upon the sale of the receivables from the special purpose entities to the unaffiliated financial institutions effective control of the transferred receivables is passed to the unaffiliated financial institutions, which has the right to pledge or sell the receivables. Although the special purpose entities are consolidated by the Company, they are separate corporate entities and their assets are available first to satisfy the claims of their creditors. The investment limits set by the financial institutions are $500.0 million for the Global Program, of which $400.0 million is committed and $100.0 million is uncommitted, and $300.0 million for the North American Program. Both programs require a minimum level of deferred purchase price receivable to be retained by the Company in connection with the sales.

        The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.5% to 1.00% of serviced receivables per annum. Servicing fees recognized during the fiscal years ended March 31, 2014, 2013 and 2012 were not material and are included in interest and other, net within the consolidated statements of operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized.

        As of March 31, 2014 and 2013, the accounts receivable balances that were sold under the ABS Programs were removed from the consolidated balance sheets and the net cash proceeds received by the Company during fiscal years ended March 31, 2014, 2013 and 2012 were included as cash provided by operating activities in the consolidated statements of cash flows.

        As of March 31, 2014, approximately $1.2 billion of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds of $729.3 million and deferred purchase price receivables of $470.9 million. As of March 31, 2013, approximately $1.0 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $556.9 million and deferred purchase price receivables of $412.4 million. The portion of the purchase price for the receivables which is not paid by the unaffiliated financial institutions in cash is a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in other current assets as of March 31, 2014 and 2013, and were carried at the expected recovery amount of the related receivables. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a loss on sale of the related receivables

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. TRADE RECEIVABLES SECURITIZATION (Continued)

and recorded in interest and other, net in the consolidated statements of operations; such amounts were $7.1 million, $7.2 million and $10.9 million for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

        For the fiscal years ended March 31, 2014, 2013 and 2012, cash flows from sales of receivables under the ABS Programs consisted of approximately $4.2 billion, $3.5 billion and $4.7 billion, respectively for transfers of receivables (of which approximately $0.4 billion, $0.7 billion and $0.6 billion, respectively represented new transfers and the remainder proceeds from collections reinvested in revolving period transfers).

        The following table summarizes the activity in the deferred purchase price receivables account during the fiscal years ended March 31, 2014 and 2013:

	As of March 31,
	2014	2013
	(In thousands)
Beginning balance	$412,357	$514,895
Transfers of receivables	3,778,420	3,896,495
Collections	(3,719,869)	(3,999,033)

Ending balance	$470,908	$412,357

Trade Accounts Receivable Sale Programs

        The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected was approximately $341.8 million and $163.6 million as of March 31, 2014 and 2013, respectively. For the years ended March 31, 2014, 2013 and 2012, total accounts receivables sold to certain third party banking institutions was approximately $3.4 billion, $1.1 billion and $2.0 billion, respectively. The receivables that were sold were removed from the consolidated balance sheets and were reflected as cash provided by operating activities in the consolidated statements of cash flows.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES (Continued)

          The Company has deferred compensation plans for its officers and certain other employees. Amounts deferred under the plans are invested in hypothetical investments selected by the participant or the participant's investment manager. The Company's deferred compensation plan assets are included in other noncurrent assets on the consolidated balance sheets and include investments in equity securities that are valued using active market prices.

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

        The Company has accrued for contingent consideration in connection with its business acquisitions, which is measured at fair value based on certain internal models and inputs. The following table summarizes the activities related to contingent consideration:

	As of March 31,
	2014	2013
	(In thousands)
Beginning balance	$25,000	$1,151
Additions to accrual	—	25,000
Payments	—	(1,151)
Fair value adjustments	(13,700)	—

Ending balance	$11,300	$25,000

        The Company values deferred purchase price receivables relating to its Asset-Backed Securitization Program based on a discounted cash flow analysis using unobservable inputs (i.e. level 3 inputs), which are primarily risk free interest rates adjusted for the credit quality of the underlying creditor. Due to its high credit quality and short term maturity, their fair value approximates carrying value. Significant

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES (Continued)

increases in either of the significant unobservable inputs (credit spread or risk free interest rate) in isolation would result in lower fair value estimates, however the impact is insignificant. The interrelationship between these inputs is also insignificant. Refer to note 10 to the consolidated financial statements for a reconciliation of the change in the deferred purchase price receivable.

        As of March 31, 2013, the Company had warrants to purchase up to 1.35 million shares of common stock of a certain supplier at a weighted-average price of $7.33 per share. The warrants were to expire on May 18, 2018. These fully vested warrants, which were derivative instruments, were fair valued at each reporting date with gains or losses from changes in fair value recognized in the consolidated statements of operations. The Company valued these warrants based on the Black-Scholes option-valuation model using unobservable inputs classified as level 3 in the fair value hierarchy. Significant changes in any of the unobservable inputs in isolation would have resulted in a change in the fair value estimate, but in each case, the amount would have been insignificant. The interrelationship between these inputs was also insignificant. As of March 31, 2013, the Company used the following assumptions to value these warrants:

As of March 31, 2013
Remaining life	5 years
Volatility	58%
Dividend yield	0%
Risk-free rate	0.80%

        During fiscal year 2014 these warrants were exercised and the underlying shares were sold.

        The following table summarizes the changes in the fair value of these warrants:

	As of March 31,
	2014	2013
	(In thousands)
Beginning balance	$74,437	$—
Exercise of warrants	(67,326)	—
Fair value adjustment	(7,111)	74,437

Ending balance	$—	$74,437

        There were no transfers between levels in the fair value hierarchy during fiscal years 2014 and 2013.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES (Continued)

Financial Instruments Measured at Fair Value on a Recurring Basis

        The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and 2013:

	Fair Value Measurements as of March 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (Note 2)	$—	$552,928	$—	$552,928
Deferred purchase price receivable (Note 10)	—	—	470,908	470,908
Foreign exchange forward contracts (Note 8)	—	8,186	—	8,186
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	9,456	36,751	—	46,207
Liabilities:
Foreign exchange forward contracts (Note 8)	$—	$(17,406)	$—	$(17,406)
Contingent consideration in connection with acquistions	—	—	(11,300)	(11,300)

	Fair Value Measurements as of March 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (Note 2)	$—	$497,390	$—	$497,390
Deferred purchase price receivable (Note 10)	—	—	412,357	412,357
Foreign exchange forward contracts (Note 8)	—	27,563	—	27,563
Warrants to purchase common shares (Note 2)	—	—	74,437	74,437
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	6,931	40,972	—	47,903
Liabilities:
Foreign exchange forward contracts (Note 8)	$—	$(15,290)	$—	$(15,290)
Contingent consideration in connection with acquistions	—	—	(25,000)	(25,000)

Assets Measured at Fair Value on a Nonrecurring Basis

        The Company has certain long-lived assets that are measured at fair value on a nonrecurring basis, and are as follows:

	Fair Value Measurements as of March 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Assets held for sale	$—	$43,504	$—	$43,504

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES (Continued)

	Fair Value Measurements as of March 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Assets held for sale	$—	$11,089	$—	$11,089
Property and equipment	—	25,331	—	25,331

Assets held for sale

        Assets held for sale are recorded at the lesser of the carrying value or fair value, which is based on comparable sales from prevailing market data (level 2 inputs). These assets primarily represent manufacturing facilities that have been closed as part of the Company's historical facility consolidations and that met the criteria to be classified as held for sale. During fiscal year 2014, the Company transferred $59.4 million of assets to held for sale, and expects to sell these within a period of twelve months. Disposals of assets held for sale totaled $24.5 million during fiscal year 2014, which resulted in a gain of $9.2 million, and was included as a component of cost of sales in the consolidated statement of operations. Impairment charges during fiscal year 2014 were not significant for assets that were no longer in use and held for sale. No impairment charges were recorded for assets held for sale during fiscal year 2013.

Property and equipment

        During the fiscal year 2013, the Company recognized impairment charges relating to certain long-lived assets held and used since the carrying value of such assets exceeded the fair value, based on the sales of comparable assets, as a result of its restructuring activities as further discussed in note 14 to the consolidated financial statements.

        There were no material fair value adjustments or other transfers between levels in the fair value hierarchy for these long-lived assets during the fiscal years 2014 and 2013.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES (Continued)

Other financial instruments

        The following table presents the Company's liabilities not carried at fair value as at March 31, 2014 and 2013:

	As of March 31, 2014		As of March 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)		(In thousands)
Term Loan, including current portion, due October 2014	—	—	$170,340	$170,496	Level 1
Term Loan, including current portion, due in installments through August 2018	600,000	591,750	—	—	Level 1
Term Loan, including current portion, due in installments through March 2019	500,000	497,190	517,500	518,794	Level 1
4.625% Notes due February 2020	500,000	504,688	500,000	507,190	Level 1
5.000% Notes due February 2023	500,000	517,650	500,000	500,000	Level 1
Asia Term Loans	—	—	375,000	375,343	Level 2

Total	$2,100,000	$2,111,278	$2,062,840	$2,071,823

        The term loans and Notes due February 2020 and February 2023 are valued based on broker trading prices in active markets.

        Asia term loans—The Company's Asia Term Loans were not traded publicly; however, as the pricing, maturity and other pertinent terms of these loans closely approximate those of the Term Loans due October 2014 and March 2019, management estimates the respective trading prices would be approximately the same.

12. COMMITMENTS AND CONTINGENCIES

Commitments

        As of March 31, 2014 and 2013, the gross carrying amount and associated accumulated depreciation of the Company's property and equipment financed under capital leases, and the related obligations was not material. The Company also leases certain of its facilities and equipment under

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

non-cancelable operating leases. These operating leases expire in various years through 2028 and require the following minimum lease payments:

Fiscal Year Ending March 31,	Operating Lease
(In thousands)
2015	$137,274
2016	106,310
2017	84,636
2018	66,466
2019	54,422
Thereafter	106,013

Total minimum lease payments	$555,121

        Total rent expense amounted to $150.1 million, $138.8 million and $160.5 million in fiscal years 2014, 2013 and 2012, respectively.

        As part of an existing manufacturing agreement with a customer, the Company is obligated to reimburse the customer for certain performance provisions as defined in the contract. Also defined in the contract are certain provisions that would allow the Company to recover these losses in future periods. The maximum commitment under this arrangement was initially $88.0 million and declines as the Company manufactures and delivers products under the arrangement, which expires in August 2016. As of March 31, 2014, per the terms of the agreement, and in conjunction with negotiations with the customer during the fourth quarter of fiscal 2014, the contractual obligation for reimbursement was determined to be probable and accordingly the Company recorded $55.0 million to other charges (income), net in the consolidated statements of operations. Reimbursement is not payable until August 2016 or upon contract termination and as a result is included in other liabilities. The Company and the customer are finalizing an amendment to this agreement that includes a waiver of the $55.0 million contractual obligation. Upon the execution of the amendment, if the contractual obligation is waived, the Company will reverse this charge with a corresponding credit to other income in the period the amendment is executed.

        The Company valued the contractual obligation as of March 31, 2014 based on the performance provisions defined in the contract (i.e. level 3 inputs in the fair value hierarchy).

Litigation and other legal matters

        On December 11, 2013, Xilinx, Inc. (plaintiff) filed a lawsuit in Santa Clara County, California, Superior Court against Flextronics International Ltd.; Flextronics International USA, Inc.; and Flextronics Corporation (Case No. 113CV257431). The complaint asserts various claims, including fraud, negligent misrepresentation, breach of contract, and unfair competition, based on specific alleged incidents concerning our purchases and sales of Xilinx products. The plaintiff seeks an unspecified amount of compensatory, statutory, punitive, and other forms of damages, injunctive relief, and attorneys' fees and costs. The plaintiff also seeks a jury trial. Although the outcome of this matter is currently not determinable, management expects that any losses that are probable or reasonably possible of being incurred as a result of this matter, which are in excess of amounts already accrued in its consolidated balance sheets, would not be material to the financial statements as a whole.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

        During the fourth quarter of fiscal 2014, one of our Brazilian subsidiaries received an assessment for certain sales and import taxes. The tax assessment notice is for nine months of calendar year 2010. This assessment is currently being reviewed at an administrative level, and we plan to vigorously oppose it as well as any future assessments. We are, however, unable to determine the likelihood of an unfavorable outcome of these assessments against our Brazilian subsidiary. While we believe there is no legal basis for the alleged liabilities, due to the complexities and uncertainty surrounding the administrative-review and judicial processes in Brazil and the nature of the claims, we are unable to reasonably estimate a range of loss, if any. We do not expect final judicial determination on these claims for several years.

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

13. INCOME TAXES

        The domestic (Singapore) and foreign components of income from continuing operations before income taxes were comprised of the following:

	Fiscal Year Ended March 31,
	2014	2013	2012
	(In thousands)
Domestic	$314,639	$170,071	$186,855
Foreign	85,815	158,744	387,875

Total	$400,454	$328,815	$574,730

        The provision for income taxes from continuing operations consisted of the following:

	Fiscal Year Ended March 31,
	2014	2013	2012
	(In thousands)
Current:
Domestic	$(681)	$680	$303
Foreign	73,992	60,466	56,100

	73,311	61,146	56,403
Deferred:
Domestic	9	(1,187)	386
Foreign	(38,460)	(33,646)	(2,829)

	(38,451)	(34,833)	(2,443)

Provision for income taxes	$34,860	$26,313	$53,960

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        The domestic statutory income tax rate was approximately 17.0% in fiscal years 2014, 2013 and 2012. The reconciliation of the income tax expense from continuing operations expected based on domestic statutory income tax rates to the expense for income taxes included in the consolidated statements of operations is as follows:

	Fiscal Year Ended March 31,
	2014	2013	2012
	(In thousands)
Income taxes based on domestic statutory rates	$68,077	$55,899	$95,858
Effect of tax rate differential	(68,654)	(120,785)	(177,540)
Intangible amortization	4,750	4,881	9,502
Change in liability for uncertain tax positions	(2,178)	15,268	34,517
Change in valuation allowance	26,838	68,596	93,336
Other	6,027	2,454	(1,713)

Provision for income taxes	$34,860	$26,313	$53,960

        A number of countries in which the Company is located allow for tax holidays or provide other tax incentives to attract and retain business. In general, these holidays were secured based on the nature, size and location of the Company's operations. The aggregate dollar effect on the Company's income resulting from tax holidays and tax incentives to attract and retain business for the fiscal years ended March 31, 2014, 2013 and 2012 was $15.2 million, $22.6 million and $41.8 million, respectively. For the fiscal year ended March 31, 2014, the effect on basic and diluted earnings per share was $0.02 and $0.02, and the effect on basic and diluted earnings per share during fiscal years 2013 and 2012 were $0.03 and $0.03, and $0.06 and $0.06, respectively. Unless extended or otherwise renegotiated, the Company's existing holidays will expire in the fiscal years ending March 31, 2015 through fiscal year 2022.

        Under its territorial tax system, Singapore generally does not tax foreign sourced income until repatriated to Singapore. The Company has included the effects of Singapore's territorial tax system in the rate differential line above. The tax effect of foreign income not repatriated to Singapore for the fiscal years ended March 31, 2014, 2013 and 2012 were $51.5 million, $26.7 million and $17.7 million, respectively.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        The components of deferred income taxes are as follows:

	As of March 31,
	2014	2013
	(In thousands)
Deferred tax liabilities:
Fixed assets	$(76,524)	$(36,542)
Others	(54,900)	(61,621)

Total deferred tax liabilities	(131,424)	(98,163)

Deferred tax assets:
Fixed assets	80,801	66,959
Intangible assets	62,951	112,327
Deferred compensation	10,263	10,341
Inventory valuation	9,255	12,514
Provision for doubtful accounts	3,558	13,807
Net operating loss and other carryforwards	2,613,095	2,600,895
Others	201,906	167,085

	2,981,829	2,983,928
Valuation allowances	(2,749,040)	(2,825,579)

Net deferred tax assets, net of valuation allowance	232,789	158,349

Net deferred tax asset	$101,365	$60,186

The net deferred tax asset is classified as follows:
Current asset (classified as other current assets)	$13,522	$7,881
Long-term asset (classified as other assets)	219,267	150,468
Long-term liability (classified as other liabilities)	(131,424)	(98,163)

Total	$101,365	$60,186

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

        The Company has recorded deferred tax assets of approximately $2.7 billion related to tax losses and other carryforwards against which the Company has recorded a valuation allowance for all but

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

$46.0 million of the deferred tax assets. These tax losses and other carryforwards, on a tax return basis, will expire at various dates as follows:

(In thousands)
2015 - 2020	$279,204
2021 - 2026	1,001,767
2027 and post	714,406
Indefinite	691,790

$2,687,167

        The amount of deferred tax assets considered realizable, however, could be reduced or increased in the near-term if facts, including the amount of taxable income or the mix of taxable income between subsidiaries, differ from management's estimates.

        The Company does not provide for income taxes on approximately $779.0 million of undistributed earnings of its subsidiaries which are considered to be indefinitely reinvested outside of Singapore as management has plans for the use of such earnings to fund certain activities outside of Singapore. Determination of the amount of the unrecognized deferred tax liability on these undistributed earnings is not practicable.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended March 31,
	2014	2013
	(In thousands)
Balance, beginning of fiscal year	$230,018	$166,432
Additions based on tax position related to the current year	16,823	22,185
Additions for tax positions of prior years	36,689	62,610
Reductions for tax positions of prior years	(19,755)	(15,001)
Reductions related to lapse of applicable statute of limitations	(10,261)	(5,444)
Settlements	(8,964)	(1,220)
Other	(686)	456

Balance, end of fiscal year	$243,864	$230,018

        The Company's unrecognized tax benefits are subject to change over the next twelve months primarily as a result of the expiration of certain statutes of limitations and as audits are settled. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by an estimated range of $18 million to $37 million within the next twelve months primarily due to potential settlements of various audits and the expiration of certain statutes of limitations.

        The Company and its subsidiaries file federal, state, and local income tax returns in multiple jurisdictions around the world. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2003.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        Of the $243.9 million of unrecognized tax benefits at March 31, 2014, $166.3 million will affect the annual effective tax rate if the benefits are eventually recognized. The amount that does not impact the effective tax rate relates to positions that would be settled with a tax loss carryforward previously subject to a valuation allowance.

        The Company recognizes interest and penalties accrued related to unrecognized tax benefits within the Company's tax expense. During the fiscal years ended March 31, 2014 and 2013, the Company recognized interest and penalties of approximately $8.4 million and $5.1 million, respectively. The Company had approximately $15.6 million and $11.9 million accrued for the payment of interest and penalties as of the fiscal years ended March 31, 2014 and 2013, respectively.

14. RESTRUCTURING CHARGES

        The Company initiated certain restructuring activities during fiscal years 2014 and 2013 intended to improve its operational efficiencies by reducing excess workforce and capacity and realign the corporate cost structure. Restructuring charges are recorded based upon employee termination dates, site closure and consolidation plans.

  Fiscal Year 2014

        During the fiscal year ended March 31, 2014, the Company recognized restructuring charges of approximately $75.3 million. The costs associated with these restructuring activities include employee severance, other personnel costs, non-cash impairment charges on equipment no longer in use and to be disposed of, and other exit related costs due to facility closures or rationalizations. Pre-tax restructuring charges comprised $73.4 million of cash charges predominantly related to employee severance and $1.9 million of non-cash charges related to impairment of long-lived assets. Employee severance costs were associated with the terminations of 6,758 identified employees. The identified employee terminations by reportable geographic region amounted to approximately 5,073, 1,482 and 203 for Asia, the Americas and Europe, respectively.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. RESTRUCTURING CHARGES (Continued)

        The components of the restructuring charges by geographic region incurred in fiscal 2014 are as follows:

	First Quarter	Fourth Quarter	Total
	(In thousands)
Americas:
Severance	$11,331	$11,290	$22,621
Other exit costs	2,248	—	2,248

Total restructuring charges	13,579	11,290	24,869

Asia:
Severance	16,205	13,214	29,419
Long-lived asset impairment	1,900	—	1,900
Other exit costs	3,157	—	3,157

Total restructuring charges	21,262	13,214	34,476

Europe:
Severance	4,631	10,047	14,678
Other exit costs	1,288	—	1,288

Total restructuring charges	5,919	10,047	15,966

Total
Severance	32,167	34,551	66,718
Long-lived asset impairment	1,900	—	1,900
Other exit costs	6,693	—	6,693

Total restructuring charges	$40,760	$34,551	$75,311

        During the fiscal year ended March 31, 2014, the Company recognized approximately $66.7 million of severance costs related to employee terminations of which approximately $50.2 million was recognized in cost of sales.

        During the fiscal year ended March 31, 2014, the Company recognized approximately $1.9 million for the write-down of property and equipment, and was classified as a component of cost of sales. The property and equipment were sold as of March 31, 2014.

        During the fiscal year ended March 31, 2014, the Company recognized approximately $6.7 million of other exit costs, which primarily were comprised of $3.8 million related to personnel costs and $2.9 million of contractual obligations that resulted from facility closures. The majority of these costs were classified as a component of cost of sales.

  Fiscal Year 2013

        During the fiscal year ended March 31, 2013, the Company recognized restructuring charges of approximately $227.4 million, of which $110.1 million was associated with the terminations of 9,138 identified employees. The identified employee terminations by reportable geographic region amounted to approximately 4,467, 2,282, and 2,389 for Asia, the Americas and Europe, respectively. The costs associated with these restructuring activities include employee severance, other personnel costs,

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. RESTRUCTURING CHARGES (Continued)

non-cash impairment charges on facilities and equipment that are not recoverable through future cash flows or are no longer in use and are to be disposed of, and other exit related costs due to facility closures or rationalizations. Pre-tax restructuring charges comprised $123.0 million of cash charges predominantly related to employee severance costs and $104.4 million of non-cash charges primarily related asset impairment and other exit charges. The activities associated with these charges were completed by the first quarter of fiscal 2014.

        The components of the restructuring charges by geographic region incurred in fiscal 2013 are as follows:

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

        During the fiscal year ended March 31, 2013, the Company recognized approximately $110.1 million of severance costs related to employee terminations. Approximately $98.5 million of this was classified as a component of cost of sales for fiscal year 2013.

        During the fiscal year ended March 31, 2013, the Company recognized approximately $69.5 million for the write-down of property and equipment and other manufacturing assets. The majority of this amount was classified as a component of cost of sales.

        During the fiscal year ended March 31, 2013, the Company recognized approximately $47.9 million of other exit costs, which primarily were comprised of $22.8 million for the write-down of certain customer specific assets that were determined to be unrecoverable based on a specific product exit and

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. RESTRUCTURING CHARGES (Continued)

resulting declining customer volumes. Additionally, for fiscal year 2013, other exit costs include $24.7 million of customer disengagement costs primarily related to inventory that resulted from a product exit as well as contractual obligations from facility closures.

        The following table summarizes the provisions, respective payments, and remaining accrued balance as of March 31, 2014 for charges incurred in fiscal years 2014, 2013 and prior periods:

	Severance	Long-Lived Asset Impairment	Other Exit Costs	Total
	(In thousands)
Balance as of March 31, 2011	$7,596	$—	$21,726	$29,322
Activities during the fiscal year 2012:
Cash payments for charges incurred in fiscal year 2010 and prior	(2,976)	—	(13,659)	(16,635)

Balance as of March 31, 2012	4,620	—	8,067	12,687
Provision for charges incurred in fiscal year 2013	110,110	69,453	47,871	227,434
Cash payments for charges incurred in fiscal year 2013	(28,586)	—	(3,832)	(32,418)
Cash payments for charges incurred in fiscal year 2010 and prior	(2,455)	—	(2,902)	(5,357)
Non-cash charges incurred in fiscal year 2013	—	(69,453)	(34,993)	(104,446)

Balance as of March 31, 2013	83,689	—	14,211	97,900
Provision for charges incurred in fiscal year 2014	66,718	1,900	6,693	75,311
Cash payments for charges incurred in fiscal year 2014	(40,273)	—	(4,296)	(44,569)
Cash payments for charges incurred in fiscal year 2013	(71,470)	—	(8,755)	(80,225)
Cash payments for charges incurred in fiscal year 2010 and prior	(2,171)	—	(1,950)	(4,121)
Non-cash charges incurred in fiscal year 2014	—	(1,900)	—	(1,900)

Balance as of March 31, 2014	36,493	—	5,903	42,396
Less: Current portion (classified as other current liabilities)	34,600	—	1,717	36,317

Accrued restructuring costs, net of current portion (classified as other liabilities)	$1,893	$—	$4,186	$6,079

15. OTHER CHARGES (INCOME), NET

        During fiscal year 2014, the Company recognized $55.0 million of other charges for a contractual obligation to reimburse a customer for certain performance provisions as defined in the contract. Refer to note 12 to the consolidated financial statements for further discussion. Additionally, the Company exercised warrants to purchase common shares of a certain supplier and sold the underlying shares for total proceeds of $67.3 million resulting in a loss of $7.1 million. Further, the Company recognized a gain of $4.6 million on the sale of certain investments.

        During fiscal year 2013, the Company recognized a net gain of $74.4 million for the fair value adjustment of the warrants referred to above.

        During fiscal year 2012, the Company recognized a net gain of $20.0 million in connection with the sale of certain international entities.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. INTEREST AND OTHER, NET

        For the fiscal years ended March 31, 2014, 2013 and 2012, the Company recognized interest income of $17.6 million, $20.0 million and $21.7 million.

        For the fiscal years ended March 31, 2014, 2013 and 2012, the Company recognized interest expense of $79.9 million, $68.9 million and $67.8 million, respectively, on its debt obligations outstanding during the period.

        For the fiscal years ended March 31, 2014, 2013 and 2012, the Company recognized gains on foreign exchange transactions of $11.8 million, $19.9 million and $39.7 million, respectively.

17. BUSINESS AND ASSET ACQUISITIONS

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

Fiscal 2014 business acquisitions

Acquisition of Google's Motorola Mobility LLC

        On April 16, 2013, the Company completed the acquisition of certain manufacturing operations from Google's Motorola Mobility LLC. The Company also entered into a manufacturing and services agreement with Motorola Mobility LLC for mobile devices in conjunction with this acquisition. This acquisition expanded the Company's relationship with Google's Motorola Mobility and the Company's capabilities in the mobile devices market. The results of operations were included in the Company's consolidated financial results beginning on the date of acquisition. Revenues were approximately 11.5% of total revenue for the fiscal year ended March 31, 2014. Income before tax of the acquired operations for the fiscal year ended March 31, 2014 was not significant to the consolidated financial results of the Company. On a pro forma basis, the estimated increase to our previously reported revenue amounts to reflect the acquisition of this business as of the first day of the prior comparative period is $3.3 billion for the year-ended March 31, 2013, and operating results for the same period was immaterial.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. BUSINESS AND ASSET ACQUISITIONS (Continued)

        The following represents the Company's allocation of the total purchase price to the acquired assets and liabilities assumed of Google's Motorola Mobility LLC (in thousands):

Current assets:
Inventories	$97,740
Other current assets	24,280

Total current assets	122,020
Property and equipment	45,198
Goodwill	2,844
Other intangible assets (useful life—6 years)	2,948
Other assets	7,414

Total assets	$180,424

Current liabilities:
Other current liabilities	$317

Total current liabilities	317
Other liabilities	1,202

Total aggregate purchase price	$178,905

Acquisition of Riwisa AG

        On November 4, 2013, the Company acquired all of the outstanding shares of Riwisa AG, a company registered in Switzerland for total cash consideration of $44.0 million, net of cash acquired amounting to $9.4 million. This acquisition expanded the Company's capabilities in the medical devices market, particularly precision plastics. The Company primarily acquired inventory, property and equipment and assumed certain liabilities relating to payables and debt. The results of operations were included in the Company's consolidated financial results beginning on the date of acquisition. Proforma results of operations for this acquisition have not been presented because the effects of the acquisition were not material to the Company's consolidated financial results.

        The initial allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. Management is in the process of determining the fair value amounts for certain acquired real estate, which may also result in an offsetting adjustment to goodwill. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. The Company recorded $22.7 million as intangible assets and $18.5 million as goodwill based on a preliminary assessment of fair value of assets acquired and liabilities assumed. Intangible assets are comprised of customer-relationships of $15.8 million amortized over a period of 10 years and developed technology and trade names of $6.9 million amortized over a period of 7 years.

        Adjustments made to the purchase price allocation in the fourth quarter of fiscal 2014 primarily related to an increase in identifiable intangible assets by approximately $2.2 million with a corresponding decrease to goodwill. This adjustment did not have a material impact on the Company's consolidated financial results of any prior period.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. BUSINESS AND ASSET ACQUISITIONS (Continued)

Other business acquisitions

        Further, during fiscal 2014, the Company completed two other acquisitions for total cash consideration of $15.1 million. Neither of these acquisitions were significant to the Company's consolidated financial position, results of operations and cash flows. These businesses expanded the Company's capabilities primarily in manufacturing operations for precision plastics, components and molds. The Company acquired primarily property and equipment and inventory and recorded goodwill amounting to $5.0 million in connection with these acquisitions. The results of operations were included in the Company's consolidated financial results beginning on the dates of these acquisitions. Proforma results of operations for these acquisitions have not been presented because the effects of the acquisitions were immaterial to the Company's consolidated financial results. Additionally, transaction costs related to all acquisitions completed during the periods presented were immaterial to the Company's financial results.

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

        The goodwill generated from the Company's business combinations completed during the fiscal year ended March 31, 2014 is primarily related to value placed on the employee workforce, service offerings and capabilities, and expected synergies and is not deductible for income tax purposes.

Fiscal 2013 business acquisitions

Acquisition of Saturn Electronics and Engineering Inc.

        During fiscal year 2013, the Company completed its acquisition of all outstanding common stock of Saturn Electronics and Engineering, Inc. ("Saturn"), a supplier of electronics manufacturing services, solenoids and wiring for the automotive, appliance, consumer, energy and industrial markets. The acquisition of Saturn broadened the Company's service offering and strengthened its capabilities in the automotive and consumer electronics businesses. The results of operations were included in the Company's consolidated financial results beginning on the date of acquisition which amounted to approximately $100.9 million in revenue for the year ended March 31, 2013. Net income of the acquired business during the fiscal year ended March 31, 2013 was not significant to the consolidated operating results of the Company.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. BUSINESS AND ASSET ACQUISITIONS (Continued)

        The following represents the Company's allocation of the total purchase price to the acquired assets and liabilities assumed of Saturn (in thousands):

Current assets:
Cash and cash equivalents	$2,191
Accounts receivable	44,879
Inventories	23,350
Other current assets	1,970

Total current assets	72,390
Property and equipment	40,392
Goodwill	102,725
Other intangible assets	57,200
Other assets	925

Total assets	$273,632

Current liabilities:
Accounts payable	$29,616
Other current liabilities	1,740

Total current liabilities	31,356
Other liabilities	33,585

Total aggregate purchase price	$208,691

        Intangible assets of $57.2 million in connection with the Saturn acquisition is comprised of customer-relationships of $46.4 million and developed technology amounting to $10.8 million. Customer relationships are amortized over an estimated useful life of 5 years and developed technology is amortized over an estimated useful life of 7 years.

  Other business acquisitions

        Additionally, during fiscal year 2013, the Company completed three other acquisitions that were not individually, nor in the aggregate, significant to the Company's consolidated financial position, results of operations and cash flows. The total consideration, which was paid in cash for these acquisitions, and earn outs related to certain prior period acquisitions amounted to $72.7 million. The total amount of cash acquired from these acquisitions amounted to $80.1 million, resulting in net cash of $7.4 million acquired from these acquisitions during the fiscal year ended 2013. One of the acquired businesses expanded the Company's capabilities primarily in the medical and defense markets; another acquired business supports the hardware product manufacturing needs of an existing customer in the technology industry; and the other acquired business expanded the Company's capabilities primarily in the LED design and manufacturing market. The Company primarily acquired cash, inventory and certain other manufacturing assets, and recorded goodwill of $61.9 million in connection with these acquisitions. The aggregate results of operations for these acquisitions were included in the Company's consolidated financial results beginning on the dates of acquisition which amounted to approximately $231.3 million in revenue for the fiscal year ended March 31, 2013. Operating results of these acquisitions during fiscal year ended March 31, 2013 was not significant, individually or in the aggregate, to the consolidated operating results of the Company.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. BUSINESS AND ASSET ACQUISITIONS (Continued)

        In connection with one of the acquired businesses, the Company entered into an agreement with an existing customer and a third party banking institution to procure certain manufacturing assets to be financed by the third party banking institution acting as an agent of the customer. These assets will be used exclusively for the benefit of this customer and the terms of this agreement will reset annually. While the Company has the option to settle this obligation in cash in certain limited instances, the Company can also settle the obligation related to these assets by returning the respective assets to the customer and cannot be required to pay cash by either the customer or the third party banking institution to settle the obligation. Accordingly, these assets amounting to $267.5 million and $251.3 million and the liabilities amounting to $286.5 million and $272.8 million have been included in other current assets and other current liabilities, as of March 31, 2014 and 2013, respectively. The cash flows relating to the purchase of assets by the Company on behalf of the customer amounting to $37.3 million and $115.3 million have been included in other investing cash flows for the fiscal years ended March 31, 2014 and 2013, respectively. Net cash inflows amounting to $13.5 million and $101.9 million relating to the funding of these assets by the financial institution on behalf of the customer have been included in cash flows from other financing activities during the fiscal years ended March 31, 2014 and 2013, respectively.

Fiscal 2012 business acquisitions

        During fiscal year 2012, the Company completed three acquisitions that were not individually, nor in the aggregate significant to the Company's financial position, results of operations and cash flows. The aggregate cash paid for these acquisitions together with cash paid for contingent consideration related to certain prior period acquisitions during the fiscal year ended March 31, 2012 totaled approximately $92.3 million, net of cash acquired. The acquired businesses expanded the Company's capabilities in the communications market. The Company primarily acquired inventory and certain other manufacturing assets and recorded goodwill of $8.6 million and customer-related intangibles of $3.9 million in connection with these acquisitions.

18. SHARE REPURCHASE PLAN

        During fiscal year 2014, the Company repurchased approximately 59.5 million shares for an aggregate purchase value of approximately $468.8 million under two separate repurchase plans as further discussed below.

        During the second quarter of fiscal 2014, the Company repurchased the entire remaining amount under a prior share repurchase plan that was approved by the Company's Board of Directors on September 13, 2012 and the Company's shareholders at the 2012 Extraordinary General Meeting held on August 30, 2012, or approximately 35.3 million shares for an aggregate purchase value of approximately $259.3 million, and retired all of these shares.

        The Company's Board of Directors, on July 24, 2013, authorized the repurchase of up to 10% of the Company's outstanding ordinary shares which was approved by the Company's shareholders at the 2013 Extraordinary General Meeting held on July 29, 2013. Share repurchases by the Company under the share repurchase plans are subject to an aggregate limit of 10% of the Company's ordinary shares outstanding as of the date of the 2013 Extraordinary General Meeting. During fiscal year 2014, the Company repurchased approximately 24.2 million shares for an aggregate purchase value of approximately $209.5 million under this plan, including accrued expenses, and retired all of these

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SHARE REPURCHASE PLAN (Continued)

shares. As of March 31, 2014, approximately 37.0 million shares were available to be repurchased under this plan.

        On September 30, 2013, the Singapore Companies Act was amended to increase the share repurchase limit for companies incorporated in Singapore, from 10% to 20% of their shares outstanding as of the most recent shareholder approval date, subject to the requirements under the Singapore Companies Act.

19. SEGMENT REPORTING

        Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its Chief Executive Officer. As of March 31, 2014, the Company operates and internally manages a single operating segment, EMS.

        Geographic information is as follows:

	Fiscal Year Ended March 31,
	2014	2013	2012
	(In thousands)
Net sales:
Asia	$13,714,187	$11,743,140	$15,408,872
Americas	8,189,414	7,193,063	8,390,521
Europe	4,205,006	4,633,272	5,543,636

	$26,108,607	$23,569,475	$29,343,029

        Revenues are attributable to the country in which the product is manufactured or service is provided.

        During fiscal years 2014, 2013 and 2012, net sales generated from Singapore, the principal country of domicile, were approximately $504.6 million, $551.7 million and $663.1 million, respectively.

        During fiscal year 2014, China, Mexico, and the United States accounted for approximately 40%, 14%, and 11% of consolidated net sales, respectively. No other country accounted for more than 10% of net sales in fiscal year 2014.

        During fiscal year 2013, China, Mexico, the United States and Malaysia accounted for approximately 35%, 15%, 11% and 10% of consolidated net sales, respectively. No other country accounted for more than 10% of net sales in fiscal year 2013.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SEGMENT REPORTING (Continued)

        During fiscal year 2012, China, Mexico, United States and Malaysia accounted for approximately 38%, 14%, 10% and 10% of consolidated net sales, respectively. No other country accounted for more than 10% of net sales in fiscal year 2012.

	As of March 31,
	2014	2013
	(In thousands)
Long-lived assets:
Asia	$1,154,467	$1,144,451
Americas	785,753	659,289
Europe	348,436	370,848

	$2,288,656	$2,174,588

        As of March 31, 2014 and 2013, long-lived assets held in Singapore were approximately $17.0 million and $15.9 million, respectively.

        As of March 31, 2014, China, the United States and Mexico accounted for approximately 41%, 16% and 14%, respectively, of consolidated long-lived assets. No other country accounted for more than 10% of long-lived assets as of March 31, 2014.

        As of March 31, 2013, China, Mexico, and the United States accounted for approximately 39%, 13% and 11%, respectively, of consolidated long-lived assets. No other country accounted for more than 10% of long-lived assets as of March 31, 2013.

20. DISCONTINUED OPERATIONS

        During fiscal year 2013, the Company finalized the sale of two of its non-core businesses. Total proceeds received from these sales amounted to $27.2 million, net of $1.0 million of cash sold. The Company recognized an aggregate loss of $12.1 million on these sales, which is included in interest and other, net within the results from discontinued operations in fiscal 2013.

        In accordance with the accounting guidance, these non-core businesses qualify as discontinued operations, and accordingly, the Company has reported the results of operations and financial position of these businesses in discontinued operations within the consolidated statements of operations and the consolidated balance sheets for all periods presented as applicable.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. DISCONTINUED OPERATIONS (Continued)

        The results from discontinued operations were as follows:

	Fiscal Year Ended March 31,
	2013	2012
	(In thousands)
Net sales	$40,593	$127,258
Cost of sales	42,793	145,403

Gross loss	(2,200)	(18,145)
Selling, general and administrative expenses	1,930	8,932
Intangibles amortization and impairment	11,000	6,325
Interest and other, net	11,280	(7)

Loss before income taxes	(26,410)	(33,395)
Benefit from income taxes	(959)	(1,390)

Net loss of discontinued operations	$(25,451)	$(32,005)

        Interest and other, net for fiscal year 2013 include the loss on sale of the businesses discussed above.

        For the fiscal year ended March 31, 2014, there were no discontinued operations. As of March 31, 2014 and 2013, there were no assets or liabilities attributable to discontinued operations.

21. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS

        Flextronics International Ltd. ("Parent") has two tranches of Notes of $500 million each outstanding, which mature on February 15, 2020 and February 15, 2023, respectively. These notes are senior unsecured obligations, and are guaranteed, fully and unconditionally, jointly and severally, on an unsecured basis, by certain of the Company's 100% owned subsidiaries (the "guarantor subsidiaries"). These subsidiary guarantees will terminate upon 1) a sale or other disposition of the guarantor or the sale or disposition of all or substantially all the assets of the guarantor (other than to the Parent or a subsidiary); 2) such guarantor ceasing to be a guarantor or a borrower under the Company's Term Loan Agreement and the Revolving Line of Credit; 3) defeasance or discharge of the Notes, as provided in the Notes indenture; or 4) if at any time the notes are rated investment grade.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheets as of March 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$638,714	$30,500	$924,514	$—	$1,593,728
Accounts receivable	—	766,110	1,931,875	—	2,697,985
Inventories	—	1,387,510	2,211,498	—	3,599,008
Inter company receivable	8,867,520	6,968,138	9,149,244	(24,984,902)	—
Other current assets	246	277,035	1,232,324	—	1,509,605

Total current assets	9,506,480	9,429,293	15,449,455	(24,984,902)	9,400,326
Property and equipment, net	—	427,390	1,861,266	—	2,288,656
Goodwill and other intangible assets, net	775	39,074	337,369	—	377,218
Other assets	2,585,169	103,335	4,628,970	(6,883,524)	433,950
Investment in subsidiaries	3,350,690	666,996	16,387,828	(20,405,514)	—

Total assets	$15,443,114	$10,666,088	$38,664,888	$(52,273,940)	$12,500,150

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$32,500	$60	$15	$—	$32,575
Accounts payable	—	1,256,204	3,491,575	—	4,747,779
Accrued payroll	—	83,288	271,601	—	354,889
Inter company payable	8,607,486	9,422,179	6,955,237	(24,984,902)	—
Other current liabilities	24,868	626,550	1,870,026	—	2,521,444

Total current liabilities	8,664,854	11,388,281	12,588,454	(24,984,902)	7,656,687
Long term liabilities	4,615,210	2,050,460	2,859,638	(6,883,524)	2,641,784
Flextronics International Ltd. shareholders' equity	2,163,050	(2,772,653)	23,178,167	(20,405,514)	2,163,050
Noncontrolling interests	—	—	38,629	—	38,629

Total shareholders' equity	2,163,050	(2,772,653)	23,216,796	(20,405,514)	2,201,679

Total liabilities and shareholders' equity	$15,443,114	$10,666,088	$38,664,888	$(52,273,940)	$12,500,150

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheets as of March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$740,515	$82,900	$763,672	$—	$1,587,087
Accounts receivable	—	458,617	1,653,379	—	2,111,996
Inventories	—	1,063,627	1,658,873	—	2,722,500
Inter company receivable	4,440,955	4,726,673	6,490,274	(15,657,902)	—
Other current assets	6,182	178,585	1,165,051	—	1,349,818

Total current assets	5,187,652	6,510,402	11,731,249	(15,657,902)	7,771,401
Property and equipment, net	—	328,621	1,845,967	—	2,174,588
Goodwill and other intangible assets, net	1,075	40,626	301,851	—	343,552
Other assets	2,498,080	105,136	4,902,815	(7,204,017)	302,014
Investment in subsidiaries	4,127,384	141,599	15,968,617	(20,237,600)	—

Total assets	$11,814,191	$7,126,384	$34,750,499	$(43,099,519)	$10,591,555

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$416,594	$60	$—	$—	$416,654
Accounts payable	—	1,077,723	2,627,574	—	3,705,297
Accrued payroll	—	86,073	265,610	—	351,683
Inter company payable	4,963,615	6,093,606	4,600,681	(15,657,902)	—
Other current liabilities	32,440	424,599	1,242,112	—	1,699,151

Total current liabilities	5,412,649	7,682,061	8,735,977	(15,657,902)	6,172,785
Long term liabilities	4,154,784	2,488,279	2,732,966	(7,204,017)	2,172,012
Shareholders' equity	2,246,758	(3,043,956)	23,281,556	(20,237,600)	2,246,758

Total liabilities and shareholders' equity	$11,814,191	$7,126,384	$34,750,499	$(43,099,519)	$10,591,555

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Operations for Fiscal Year Ended March 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$16,224,739	$22,879,360	$(12,995,492)	$26,108,607
Cost of sales	—	14,846,866	22,758,364	(12,995,492)	24,609,738
Restructuring charges	—	1,293	57,355	—	58,648

Gross profit	—	1,376,580	63,641	—	1,440,221
Selling, general and administrative expenses	—	198,999	675,797	—	874,796
Intangible amortization	300	4,124	24,468	—	28,892
Restructuring charges	800	2,401	13,462	—	16,663
Interest and other, net	(502,028)	860,718	(239,274)	—	119,416

Income (loss) from continuing operations before income taxes	500,928	310,338	(410,812)	—	400,454
Provision for income taxes	52	16,762	18,046	—	34,860
Equity in earnings in subsidiaries	(135,282)	(210,354)	388,737	(43,101)	—

Net income (loss)	$365,594	$83,222	$(40,121)	$(43,101)	$365,594

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Operations for Fiscal Year Ended March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$14,630,979	$17,768,884	$(8,830,388)	$23,569,475
Cost of sales	—	13,162,397	17,855,384	(8,830,388)	22,187,393
Restructuring charges	—	20,366	195,468	—	215,834

Gross profit (loss)	—	1,448,216	(281,968)	—	1,166,248
Selling, general and administrative expenses	—	199,934	605,301	—	805,235
Intangible amortization	300	7,840	21,389	—	29,529
Restructuring charges	—	1,556	10,044	—	11,600
Interest and other, net	(880,051)	699,459	171,661	—	(8,931)

Income (loss) from continuing operations before income taxes	879,751	539,427	(1,090,363)	—	328,815
Provision for income taxes	—	1,708	24,605	—	26,313
Equity in earnings in subsidiaries	(602,700)	(330,600)	585,839	347,461	—

Income (loss) from continuing operations	277,051	207,119	(529,129)	347,461	302,502
Loss from discontinued operations, net of tax	—	—	(25,451)	—	(25,451)

Net income (loss)	$277,051	$207,119	$(554,580)	$347,461	$277,051

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Operations for Fiscal Year Ended March 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$18,852,902	$22,012,300	$(11,522,173)	$29,343,029
Cost of sales	—	17,395,532	21,951,720	(11,522,173)	27,825,079

Gross profit	—	1,457,370	60,580	—	1,517,950
Selling, general and administrative expenses	—	203,673	673,891	—	877,564
Intangible amortization	2,550	11,559	35,463	—	49,572
Interest and other, net	(442,563)	1,079,398	(620,751)	—	16,084

Income from continuing operations before income taxes	440,013	162,740	(28,023)	—	574,730
Provision for income taxes	—	1,633	52,327	—	53,960
Equity in earnings in subsidiaries	48,752	96,713	360,073	(505,538)	—

Income from continuing operations	488,765	257,820	279,723	(505,538)	520,770
Loss from discontinued operations, net of tax	—	—	(32,005)	—	(32,005)

Net income (loss)	$488,765	$257,820	$247,718	$(505,538)	$488,765

Condensed Consolidating Statements of Comprehensive Income for Fiscal Year Ended March 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$365,594	$83,222	$(40,121)	$(43,101)	$365,594
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(34,683)	(23,634)	(89,635)	113,269	(34,683)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	(13,992)	(6,229)	(13,992)	20,221	(13,992)

Comprehensive income (loss)	$316,919	$53,359	$(143,748)	$90,389	$316,919

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Comprehensive Income for Fiscal Year Ended March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$277,051	$207,119	$(554,580)	$347,461	$277,051
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(16,289)	6,464	10,377	(16,841)	(16,289)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	(20,755)	(21,084)	(20,755)	41,839	(20,755)

Comprehensive income (loss)	$240,007	$192,499	$(564,958)	$372,459	$240,007

Condensed Consolidating Statements of Comprehensive Income for Fiscal Year Ended March 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$488,765	$257,820	$247,718	$(505,538)	$488,765
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(53,616)	40,899	755	(41,654)	(53,616)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	(7,575)	(943)	(7,575)	8,518	(7,575)

Comprehensive income (loss)	$427,574	$297,776	$240,898	$(538,674)	$427,574

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Cash Flows for Fiscal Year Ended March 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$459,748	$(371,978)	$1,128,906	$(216)	1,216,460

Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(194,878)	(319,540)	(585)	(515,003)
Acquisition of businesses, net of cash acquired	—	(2,949)	(235,082)	—	(238,031)
Proceeds from divestitures of business, net of cash held in divested business	—	—	4,599	—	4,599
Investing cash flows from (to) affiliates	35,262	(506,382)	(1,744,370)	2,215,490	—
Other investing activities, net	—	(5,342)	(30,155)	—	(35,497)

Net cash provided by (used in) investing activities	35,262	(709,551)	(2,324,548)	2,214,905	(783,932)

Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	1,066,359	277	17	—	1,066,653
Repayments of bank borrowings and long-term debt and capital lease obligations	(492,034)	(525)	(45,021)	—	(537,580)
Payments for early repurchase of long-term debt	(503,423)	(41,417)	—		(544,840)
Payments for repurchases of ordinary shares	(475,314)	—	—	—	(475,314)
Proceeds from exercise of stock options	28,140	—	—	—	28,140
Financing cash flows from (to) affiliates	(277,595)	1,067,746	1,424,537	(2,214,688)	—
Other financing activities, net	—	—	52,149	—	52,149

Net cash provided by (used in) financing activities	(653,867)	1,026,081	1,431,682	(2,214,688)	(410,792)

Effect of exchange rates on cash and cash equivalents	57,055	3,048	(75,198)	—	(15,095)

Net change in cash and cash equivalents	(101,801)	(52,400)	160,842	—	6,641

Cash and cash equivalents, beginning of year	740,515	82,900	763,672	—	1,587,087

Cash and cash equivalents, end of year	$638,714	$30,500	$924,514	$—	$1,593,728

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Cash Flows for Fiscal Year Ended March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$836,833	$588,298	$(309,276)	$(425)	$1,115,430

Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(134,819)	(300,750)	241	(435,328)
Acquisition of businesses, net of cash acquired	—	(20,150)	(163,947)	—	(184,097)
Proceeds from divestitures of business, net of cash held in divested business	—	—	22,585	—	22,585
Investing cash flows from (to) affiliates	(1,228,776)	(134,715)	3,168,999	(1,805,508)	—
Other investing activities, net	—	6,412	(106,771)	—	(100,359)

Net cash provided by (used in) investing activities	(1,228,776)	(283,272)	2,620,116	(1,805,267)	(697,199)

Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	1,250,000	150	63	—	1,250,213
Repayments of bank borrowings and long-term debt and capital lease obligations	(379,399)	(3,875)	(8,585)	—	(391,859)
Payments for early repurchase of long-term debt	(756,855)	(243,145)	—		(1,000,000)
Payments for repurchases of ordinary shares	(322,040)	—	—	—	(322,040)
Proceeds from exercise of stock options	22,257	—	—	—	22,257
Financing cash flows from (to) affiliates	693,185	(18,006)	(2,480,871)	1,805,692	—
Other financing activities, net	—	—	101,851	—	101,851

Net cash provided by (used in) financing activities	507,148	(264,876)	(2,387,542)	1,805,692	(339,578)

Effect of exchange rates on cash and cash equivalents	(23,942)	(5,115)	19,162	—	(9,895)

Net change in cash and cash equivalents	91,263	35,035	(57,540)	—	68,758

Cash and cash equivalents, beginning of year	649,252	47,865	821,212	—	1,518,329

Cash and cash equivalents, end of year	$740,515	$82,900	$763,672	$—	$1,587,087

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Cash Flows for Fiscal Year Ended March 31, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$399,896	$(190,136)	$594,630	$(122)	804,268

Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(67,425)	(320,300)	(279)	(388,004)
Acquisition of businesses, net of cash acquired	—	(70,831)	(21,426)	—	(92,257)
Proceeds from divestitures of operations, net	—	—	1,398	—	1,398
Investing cash flows from (to) affiliates	376,349	294,368	1,029,085	(1,699,802)	—
Other investing activities	(1,500)	4,626	(5,627)	—	(2,501)

Net cash provided by (used in) investing activities	374,849	160,738	683,130	(1,700,081)	(481,364)

Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	2,827,875	—	5,829	—	2,833,704
Repayments of bank borrowings and long-term debt	(2,383,596)	(3,503)	(2,022)	—	(2,389,121)
Payments for early repurchase of long-term debt	(480,000)	—	—	—	(480,000)
Payments for repurchases of ordinary shares	(509,800)	—	—	—	(509,800)
Proceeds from exercise of stock options	23,055	—	—	—	23,055
Financing cash flows from (to) affiliates	(112,398)	16,789	(1,604,594)	1,700,203	—

Net cash provided by (used in) financing activities	(634,864)	13,286	(1,600,787)	1,700,203	(522,162)

Effect of exchange rates on cash	(55,416)	(2,877)	27,409	—	(30,884)

Net change in cash and cash equivalents	84,465	(18,989)	(295,618)	—	(230,142)

Cash and cash equivalents, beginning of year	564,787	66,854	1,116,830	—	1,748,471

Cash and cash equivalents, end of year	$649,252	$47,865	$821,212	$—	$1,518,329

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table contains unaudited quarterly financial data for fiscal years 2014 and 2013. Earnings per share are computed independently for each quarter presented; therefore, the sum of the quarterly earnings per share may not equal the total earnings per share amounts for the fiscal year.

	Fiscal Year Ended March 31, 2014				Fiscal Year Ended March 31, 2013
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Net sales(1)	$5,791,125	$6,410,106	$7,183,442	$6,723,934	$5,975,995	$6,174,841	$6,123,321	$5,295,318
Gross profit(1)	311,035	368,423	398,619	362,144	357,357	366,772	246,462	195,657
Income (loss) from continuing operations, net of taxes	59,257	118,205	145,157	42,975	136,769	160,453	54,596	(49,316)
Loss from discontinued operations, net of taxes	—	—	—	—	(8,297)	(9,906)	(7,248)	—

Net income (loss)	59,257	118,205	145,157	42,975	128,472	150,547	47,348	(49,316)

Earnings (loss) per share:
Income (loss) from continuing operations:
Basic	$0.09	$0.19	$0.24	$0.07	$0.20	$0.24	$0.08	$(0.08)

Diluted	$0.09	$0.19	$0.23	$0.07	$0.20	$0.24	$0.08	$(0.08)

Loss from discontinued operations:
Basic	$—	$—	$—	$—	$(0.01)	$(0.01)	$(0.01)	$—

Diluted	$—	$—	$—	$—	$(0.01)	$(0.01)	$(0.01)	$—

Net income (loss):
Basic	$0.09	$0.19	$0.24	$0.07	$0.19	$0.23	$0.07	$(0.08)

Diluted	$0.09	$0.19	$0.23	$0.07	$0.19	$0.22	$0.07	$(0.08)

(1)
As discussed in note 20 to the consolidated financial statements, "Discontinued Operations", during fiscal 2013 the Company finalized the sale of two of its non-core businesses, and is reporting the operating results of these non-core businesses as discontinued operations. Accordingly net sales and gross profit data above have been adjusted to exclude net revenue and gross profit (loss) pertaining to these non-core businesses.

        The Company recorded restructuring charges during fiscal year 2014. The Company classified approximately $35.1 million and $23.5 million of these charges as a component of cost of sales during the first and fourth quarters of fiscal year 2014, respectively, and approximately $5.6 million and $11.1 million of these charges as a component of selling, general and administrative expenses during the first and fourth quarters of fiscal year 2014, respectively.

        The Company recorded restructuring charges during fiscal year 2013. The Company classified approximately $98.3 million and $117.5 million of these charges as a component of cost of sales during the third and fourth quarters of fiscal year 2013, respectively, and approximately $4.4 million and $7.2 million of these charges as a component of selling, general and administrative expenses during the third and fourth quarters of fiscal year 2013, respectively.

        The Company recognized a $23.0 million gain as a component of other charges (income), net in the three-month period ended September 28, 2012 for the cumulative fair value adjustment of the Company's warrants to purchase common shares of a supplier. These fully-vested warrants, which are derivative instruments, are to be fair valued at each reporting date with gains or losses from changes in

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

fair value recognized in the statements of operations. The gain from changes in fair value recognized in the three-month period ended September 28, 2012 includes an out-of-period adjustment of $12.8 million and for the year ended March 31, 2013 includes an out-of-period adjustment of $5.7 million. Management believes the impact of the error is not material to current or prior fiscal periods.

        During the fourth quarter of fiscal 2013, the Company recognized an income tax benefit of $9.3 million that related to prior fiscal years, of which $6.1 million related to the fiscal year ended March 31, 2012 and $3.2 million related to years prior to fiscal 2012. Management believes the impact of this error is not material to any of the periods.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

  (a)    Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2014. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

  (b)    Management's Annual Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As of March 31, 2014, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2014.

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

        Management's annual assessment of the effectiveness of our internal control over financial reporting as of March 31, 2014 excluded the internal control over financial reporting of certain manufacturing operations acquired from Google's Motorola Mobility LLC and Riwisa AG, which constitutes, in aggregate, 10.9% of total assets and 11.6% of net sales of the consolidated financial statements as of and for the fiscal year ended March 31, 2014.

  (c)    Attestation Report of the Registered Public Accounting Firm

        The effectiveness of the Company's internal control over financial reporting as of March 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading "Report of Independent Registered Public Accounting Firm."

  (d)    Changes in Internal Control Over Financial Reporting

        On April 16, 2013, we completed the acquisition of certain manufacturing operations from Google's Motorola Mobility LLC, and on November 4, 2013, we completed the acquisition of Riwisa AG, at which time each respectively became a subsidiary of the Company. See note 17 to the consolidated financial statements for additional information. Other than these business acquisitions, there were no changes in the Company's internal controls over financial reporting that occurred during the year ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Flextronics International Ltd.
Singapore

        We have audited the internal control over financial reporting of Flextronics International Ltd. and subsidiaries (the "Company") as of March 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Google's Motorola Mobility LLC, which was acquired on April 16, 2013 and Riwisa AG, which was acquired on November 4, 2013, whose financial statements in aggregate constitute 10.9% of total assets and 11.6% of net sales of the consolidated financial statement amounts as of and for the year ended March 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at Google's Motorola Mobility LLC and Riwisa AG. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2014 of the Company and our report dated May 20, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
May 20, 2014

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2014 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2014 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2014 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2014 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2014 Annual General Meeting of Shareholders. Such information is incorporated by reference.

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

          3.    Exhibits.    The following exhibits are filed with this annual report on Form 10-K:

			Incorporated by Reference
					Exhibit No.	Filed Herewith
Exhibit No.	Exhibit	Form	File No.	Filing Date
3.01	Memorandum of Association, as amended	10-K	000-23354	05-29-07	3.01

3.02	Amended and Restated Articles of Association of Flextronics International Ltd.	8-K	000-23354	10-11-06	3.01

4.01	Indenture, dated as of February 20, 2013, by and between the Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee.	8-K	000-23354	02-22-13	4.01

4.02	Form of 4.625% Note due 2020	8-K	000-23354	02-22-13	4.02

4.03	Form of 5.000% Note due 2023	8-K	000-23354	02-22-13	4.03

4.04	Registration Rights Agreement, dated as of February 20, 2013, by and between the Company, the Guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the initial purchasers named therein	8-K	000-23354	02-22-13	4.04

			Incorporated by Reference
					Exhibit No.	Filed Herewith
Exhibit No.	Exhibit	Form	File No.	Filing Date
4.05	First Supplemental Indenture, dated as of March 28, 2013, among the Company, the Guarantor party thereto and U.S. Bank National Association, as Trustee, to the Indenture, dated as of February 20, 2013, by and between the Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee, related to the Company's 4.625% Notes due 2020 and 5.000% Notes due 2023	10-K	000-23354	05-28-2013	4.11

4.06	Term Loan Agreement, dated as of August 30, 2013, among Flextronics International Ltd., as Borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, Lead Arranger and Bookrunner, and the other Lenders party thereto	8-K	000-23354	09-04-13	10.01

4.07	Credit Agreement, dated as of March 31, 2014, among Flextronics International Ltd. and certain of its subsidiaries, as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and the other Lenders party thereto	8-K	000-23354	04- 01-14	10.01

10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.†	10-K	000-23354	05-20-09	10.1

10.02	Form of Indemnification Agreement between Flextronics Corporation and Directors and certain officers of the Registrant.†	10-K	000-23354	05-20-09	10.2

10.03	Registrant's 1993 Share Option Plan, as amended.†	8-K	000-23354	07-14-09	10.04

10.04	Registrant's 1998 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.5

10.05	Registrant's 1999 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.6

10.06	Flextronics International Ltd. 2001 Equity Incentive Plan, as amended.†	10-Q	000-23354	11-03-09	10.01

10.07	Registrant's 2002 Interim Incentive Plan, as amended.†	8-K	000-23354	07-14-09	10.02

			Incorporated by Reference
					Exhibit No.	Filed Herewith
Exhibit No.	Exhibit	Form	File No.	Filing Date
10.08	Flextronics International USA, Inc. 401(k) Plan.†	S-1	33-74622	01-31-94	10.52

10.09	Registrant's 2004 Award Plan for New Employees, as amended.†	8-K	000-23354	07-14-09	10.09

10.10	Flextronics International Ltd. 2010 Equity Incentive Plan.†	8-K	000-23354	07-28-10	10.01

10.11	Form of Share Option Award Agreement under 2010 Equity Incentive Plan†	10-Q	000-23354	08-05-10	10.02

10.12	Form of Restricted Share Unit Award Agreement under 2010 Equity Incentive Plan†	10-Q	000-23354	08-05-10	10.03

10.13	Form of Share Bonus Award Agreement under 2001 Equity Incentive Plan†	10-Q	000-23354	08-05-10	10.04

10.14	Flextronics International USA, Inc. Third Amended and Restated 2005 Senior Management Deferred Compensation Plan†	10-Q	000-23354	02-05-09	10.02

10.15	Flextronics International USA, Inc. Third Amended and Restated Senior Executive Deferred Compensation Plan†	10-Q	000-23354	02-05-09	10.01

10.16	Summary of Directors' Compensation†	10-Q	000-23354	07-30-12	10.06

10.17	Solectron Corporation 2002 Stock Plan, as amended.†	10-Q	000-23354	11-03-09	10.02

10.18	Award Agreement for Francois Barbier under Senior Management Deferred Compensation Plan, dated July 22, 2005.†	10-Q	000-23354	08-05-10	10.08

10.19	Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of July 22, 2005.†	8-K	000-23354	07-07-06	10.01

10.20	Addendum to Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of June 30, 2006.†	8-K	000-23354	07-07-06	10.02

10.21	Description of Annual Incentive Bonus Plan for Fiscal 2014†	10-K	000-23354	05-28-13	10.24

10.22	Executive Incentive Compensation Recoupment Policy†	10-Q	000-23354	08-05-10	10.06

			Incorporated by Reference
					Exhibit No.	Filed Herewith
Exhibit No.	Exhibit	Form	File No.	Filing Date

10.23	Francois Barbier Offer Letter, dated as of July 1, 2010†	8-K	000-23354	09-03-10	10.01

10.24	Francois Barbier Relocation Expenses Addendum, dated as of March 5, 2013†	10-K	000-23354	05-28-13	10.27

10.25	Francois Barbier Confirmation Date Letter, dated as of August 30, 2010†	8-K	000-23354	09-03-10	10.03

10.26	2010 Flextronics International USA, Inc. Deferred Compensation Plan†	10-Q	000-23354	11-03-10	10.04

10.27	Form of Restricted Stock Unit Award Under 2010 Equity Incentive Plan†	10-Q	000-23354	08-09-11	10.01

10.28	Form of Amendment to certain senior executive Share Bonus Award Agreements under the 2001 Equity Incentive Plan†	10-Q	000-23354	02-04-13	10.01

10.29	Form of Amendment to certain senior executive Restricted Share Unit Agreements under the 2010 Equity Incentive Plan†	10-Q	000-23354	02-04-13	10.02

10.30	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for certain performance based awards†	10-Q	000-23354	02-04-13	10.03

10.31	Form of Award Agreement under 2010 Deferred Compensation Plan†	10-Q	000-23354	07-30-12	10.01

10.32	Compensation Arrangements of Certain Executive Officers of Flextronics International Ltd.†					X

10.33	Award Agreement for Christopher Collier under Senior Management Deferred Compensation Plan dated June 30, 2005†	10-Q	000-23354	08-08-07	10.02

10.34	Award Agreement for Paul Humphries under Senior Management Deferred Compensation Plan dated June 30, 2005†	10-Q	000-23354	07-30-12	10.04

10.35	Jonathan Hoak Offer Letter dated December 8, 2010†	10-Q	000-23354	07-30-12	10.05

			Incorporated by Reference
					Exhibit No.	Filed Herewith
Exhibit No.	Exhibit	Form	File No.	Filing Date
10.36	Separation Agreement between Flextronics International USA, Inc. and Eslie C. Sykes dated November 26, 2012†	10-K	000-23354	05-28-13	10.39

10.37	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for time-based vesting awards†	10-Q	000-23354	11-01-13	10.02

10.38	Form of Performance-Based Restricted Stock Unit Award (S&P500/Extended EMS Group)†	10-Q	000-23354	08-02-13	10.01

10.39	Form of 2010 Deferred Compensation Plan Award Agreement (performance targets, cliff vesting)†	10-Q	000-23354	08-02-13	10.02

10.40	Form of 2010 Deferred Compensation Plan Award Agreement (non-performance, periodic vesting, continuing Participant)†	10-Q	000-23354	08-02-13	10.03

10.41	Separation Agreement between Mr. Paul Read and Flextronics International USA, Inc., effective as of June 12, 2013†	10-Q	000-23354	08-02-13	10.04

21.01	Subsidiaries of Registrant.					X

23.01	Consent of Deloitte & Touche LLP.					X

24.01	Power of Attorney (included on the signature page to this Form 10-K)					X

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32.01*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X

32.02*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X

Incorporated by Reference
					Exhibit No.	Filed Herewith
Exhibit No.	Exhibit	Form	File No.	Filing Date
101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Scheme Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Date: May 20, 2014

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

Signature	Title	Date

/s/ MICHAEL M. MCNAMARA Michael M. McNamara	Chief Executive Officer and Director (Principal Executive Officer)	May 20, 2014
/s/ CHRISTOPHER COLLIER Christopher Collier	Chief Financial Officer (Principal Financial Officer)	May 20, 2014
/s/ DAVID BENNETT David Bennett	Vice President, Finance (Principal Accounting Officer)	May 20, 2014
/s/ H. RAYMOND BINGHAM H. Raymond Bingham	Chairman of the Board	May 20, 2014
/s/ MICHAEL D. CAPELLAS Michael D. Capellas	Director	May 20, 2014

Signature	Title	Date

/s/ MARC A. ONETTO Marc A. Onetto	Director	May 20, 2014
/s/ DANIEL H. SCHULMAN Daniel H. Schulman	Director	May 20, 2014
/s/ WILLY SHIH, PH.D. Willy Shih, Ph.D.	Director	May 20, 2014
/s/ LAY KOON TAN Lay Koon Tan	Director	May 20, 2014
/s/ WILLIAM D. WATKINS William D. Watkins	Director	May 20, 2014
/s/ LAWRENCE A. ZIMMERMAN Lawrence A. Zimmerman	Director	May 20, 2014

EXHIBIT INDEX

			Incorporated by Reference
					Exhibit No.	Filed Herewith
Exhibit No.	Exhibit	Form	File No.	Filing Date
3.01	Memorandum of Association, as amended	10-K	000-23354	05-29-07	3.01

3.02	Amended and Restated Articles of Association of Flextronics International Ltd.	8-K	000-23354	10-11-06	3.01

4.01	Indenture, dated as of February 20, 2013, by and between the Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee.	8-K	000-23354	02-22-13	4.01

4.02	Form of 4.625% Note due 2020	8-K	000-23354	02-22-13	4.02

4.03	Form of 5.000% Note due 2023	8-K	000-23354	02-22-13	4.03

4.04	Registration Rights Agreement, dated as of February 20, 2013, by and between the Company, the Guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the initial purchasers named therein	8-K	000-23354	02-22-13	4.04

4.05	First Supplemental Indenture, dated as of March 28, 2013, among the Company, the Guarantor party thereto and U.S. Bank National Association, as Trustee, to the Indenture, dated as of February 20, 2013, by and between the Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee, related to the Company's 4.625% Notes due 2020 and 5.000% Notes due 2023	10-K	000-23354	05-28-2013	4.11

4.06	Term Loan Agreement, dated as of August 30, 2013, among Flextronics International Ltd., as Borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, Lead Arranger and Bookrunner, and the other Lenders party thereto	8-K	000-23354	09-04-13	10.01

4.07	Credit Agreement, dated as of March 31, 2014, among Flextronics International Ltd. and certain of its subsidiaries, as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and the other Lenders party thereto	8-K	000-23354	04-01-14	10.01

			Incorporated by Reference
					Exhibit No.	Filed Herewith
Exhibit No.	Exhibit	Form	File No.	Filing Date
10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.†	10-K	000-23354	05-20-09	10.1

10.02	Form of Indemnification Agreement between Flextronics Corporation and Directors and certain officers of the Registrant.†	10-K	000-23354	05-20-09	10.2

10.03	Registrant's 1993 Share Option Plan, as amended.†	8-K	000-23354	07-14-09	10.04

10.04	Registrant's 1998 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.5

10.05	Registrant's 1999 Interim Stock Plan.†	S-8	333-71049	01-22-99	4.6

10.06	Flextronics International Ltd. 2001 Equity Incentive Plan, as amended.†	10-Q	000-23354	11-03-09	10.01

10.07	Registrant's 2002 Interim Incentive Plan, as amended.†	8-K	000-23354	07-14-09	10.02

10.08	Flextronics International USA, Inc. 401(k) Plan.†	S-1	33-74622	01-31-94	10.52

10.09	Registrant's 2004 Award Plan for New Employees, as amended.†	8-K	000-23354	07-14-09	10.09

10.10	Flextronics International Ltd. 2010 Equity Incentive Plan.†	8-K	000-23354	07-28-10	10.01

10.11	Form of Share Option Award Agreement under 2010 Equity Incentive Plan†	10-Q	000-23354	08-05-10	10.02

10.12	Form of Restricted Share Unit Award Agreement under 2010 Equity Incentive Plan†	10-Q	000-23354	08-05-10	10.03

10.13	Form of Share Bonus Award Agreement under 2001 Equity Incentive Plan†	10-Q	000-23354	08-05-10	10.04

10.14	Flextronics International USA, Inc. Third Amended and Restated 2005 Senior Management Deferred Compensation Plan†	10-Q	000-23354	02-05-09	10.02

10.15	Flextronics International USA, Inc. Third Amended and Restated Senior Executive Deferred Compensation Plan†	10-Q	000-23354	02-05-09	10.01

10.16	Summary of Directors' Compensation†	10-Q	000-23354	07-30-12	10.06

10.17	Solectron Corporation 2002 Stock Plan, as amended.†	10-Q	000-23354	11-03-09	10.02

10.18	Award Agreement for Francois Barbier under Senior Management Deferred Compensation Plan, dated July 22, 2005.†	10-Q	000-23354	08-05-10	10.08

			Incorporated by Reference
					Exhibit No.	Filed Herewith
Exhibit No.	Exhibit	Form	File No.	Filing Date
10.19	Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of July 22, 2005.†	8-K	000-23354	07-07-06	10.01

10.20	Addendum to Award Agreement for Werner Widmann Deferred Compensation Plan, dated as of June 30, 2006.†	8-K	000-23354	07-07-06	10.02

10.21	Description of Annual Incentive Bonus Plan for Fiscal 2014†	10-K	000-23354	05-28-13	10.24

10.22	Executive Incentive Compensation Recoupment Policy†	10-Q	000-23354	08-05-10	10.06

10.23	Francois Barbier Offer Letter, dated as of July 1, 2010†	8-K	000-23354	09-03-10	10.01

10.24	Francois Barbier Relocation Expenses Addendum, dated as of March 5, 2013†	10-K	000-23354	05-28-13	10.27

10.25	Francois Barbier Confirmation Date Letter, dated as of August 30, 2010†	8-K	000-23354	09-03-10	10.03

10.26	2010 Flextronics International USA, Inc. Deferred Compensation Plan†	10-Q	000-23354	11-03-10	10.04

10.27	Form of Restricted Stock Unit Award Under 2010 Equity Incentive Plan†	10-Q	000-23354	08-09-11	10.01

10.28	Form of Amendment to certain senior executive Share Bonus Award Agreements under the 2001 Equity Incentive Plan†	10-Q	000-23354	02-04-13	10.01

10.29	Form of Amendment to certain senior executive Restricted Share Unit Agreements under the 2010 Equity Incentive Plan†	10-Q	000-23354	02-04-13	10.02

10.30	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for certain performance based awards†	10-Q	000-23354	02-04-13	10.03

10.31	Form of Award Agreement under 2010 Deferred Compensation Plan†	10-Q	000-23354	07-30-12	10.01

10.32	Compensation Arrangements of Certain Executive Officers of Flextronics International Ltd.†					X

10.33	Award Agreement for Christopher Collier under Senior Management Deferred Compensation Plan dated June 30, 2005†	10-Q	000-23354	08-08-07	10.02

10.34	Award Agreement for Paul Humphries under Senior Management Deferred Compensation Plan dated June 30, 2005†	10-Q	000-23354	07-30-12	10.04

				Incorporated by Reference
						Exhibit No.	Filed Herewith
Exhibit No.		Exhibit	Form	File No.	Filing Date
10.35		Jonathan Hoak Offer Letter dated December 8, 2010†	10-Q	000-23354	07-30-12	10.05

10.36		Separation Agreement between Flextronics International USA, Inc. and Eslie C. Sykes dated November 26, 2012†	10-K	000-23354	05-28-13	10.39

10.37		Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for time-based vesting awards†	10-Q	000-23354	11-01-13	10.02

10.38		Form of Performance-Based Restricted Stock Unit Award (S&P500/Extended EMS Group)†	10-Q	000-23354	08-02-13	10.01

10.39		Form of 2010 Deferred Compensation Plan Award Agreement (performance targets, cliff vesting)†	10-Q	000-23354	08-02-13	10.02

10.40		Form of 2010 Deferred Compensation Plan Award Agreement (non-performance, periodic vesting, continuing Participant)†	10-Q	000-23354	08-02-13	10.03

10.41		Separation Agreement between Mr. Paul Read and Flextronics International USA, Inc., effective as of June 12, 2013†	10-Q	000-23354	08-02-13	10.04

21.01		Subsidiaries of Registrant.					X

23.01		Consent of Deloitte & Touche LLP.					X

24.01		Power of Attorney (included on the signature page to this Form 10-K)					X

31.01		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

31.02		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32.01	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X

32.02	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X

101.INS		XBRL Instance Document					X

101.SCH		XBRL Taxonomy Extension Scheme Document					X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X

Incorporated by Reference
					Exhibit No.	Filed Herewith
Exhibit No.	Exhibit	Form	File No.	Filing Date
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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