Form 10-Q
period 2014-06-27
FLEXTRONICS INTERNATIONAL LTD.
filed 2014-07-28
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2014

Ordinary Shares, No Par Value	588,158,853

FLEXTRONICS INTERNATIONAL LTD.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flextronics International Ltd.
Singapore

We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of June 27, 2014, and the related condensed consolidated statements of operations, comprehensive income and cash flows for the three-month periods ended June 27, 2014 and June 28, 2013. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Flextronics International Ltd. and subsidiaries as of March 31, 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 20, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
July 28, 2014

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 27, 2014	March 31, 2014
	(In thousands,
	except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,347,690	$1,593,728
Accounts receivable, net of allowance for doubtful accounts of $5,504 and $5,529 as of June 27, 2014 and March 31, 2014, respectively	2,894,622	2,697,985
Inventories	3,510,163	3,599,008
Other current assets	1,236,948	1,509,605
Total current assets	8,989,423	9,400,326
Property and equipment, net	2,254,664	2,288,656
Goodwill and other intangible assets, net	389,369	377,218
Other assets	434,368	433,950
Total assets	$12,067,824	$12,500,150

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$55,338	$32,575
Accounts payable	4,742,033	4,747,779
Accrued payroll	377,133	354,889
Other current liabilities	2,058,708	2,521,444
Total current liabilities	7,233,212	7,656,687
Long-term debt, net of current portion	2,073,854	2,070,020
Other liabilities	459,890	571,764
Commitments and contingencies (Note 12)
Shareholders’ equity
Flextronics International Ltd. shareholders’ equity
Ordinary shares, no par value; 639,301,824 and 641,666,347 issued, and 589,062,469 and 591,426,992 outstanding as of June 27, 2014 and March 31, 2014, respectively	7,533,258	7,614,515
Treasury shares, at cost; 50,239,355 shares as of June 27, 2014 and March 31, 2014	(388,215)	(388,215)
Accumulated deficit	(4,763,207)	(4,937,094)
Accumulated other comprehensive loss	(119,576)	(126,156)
Total Flextronics International Ltd. shareholders’ equity	2,262,260	2,163,050
Noncontrolling interests	38,608	38,629
Total shareholders’ equity	2,300,868	2,201,679
Total liabilities and shareholders’ equity	$12,067,824	$12,500,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended
	June 27, 2014	June 28, 2013
	(In thousands, except per share amounts)
	(Unaudited)

Net sales	$6,642,745	$5,791,125
Cost of sales	6,261,960	5,480,090
Gross profit	380,785	311,035
Selling, general and administrative expenses	209,277	223,619
Intangible amortization	6,951	8,202
Interest and other, net	18,637	12,573
Other charges (income), net	(44,009)	7,111
Income before income taxes	189,929	59,530
Provision for income taxes	16,042	273
Net income	$173,887	$59,257

Earnings per share:
Basic	$0.30	$0.09
Diluted	$0.29	$0.09
Weighted-average shares used in computing per share amounts:
Basic	587,233	626,120
Diluted	601,300	639,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended
	June 27, 2014	June 28, 2013
	(In thousands)
	(Unaudited)
Net income	$173,887	$59,257
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(4,145)	(17,509)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	10,725	(10,134)
Comprehensive income	$180,467	$31,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Periods Ended
	June 27, 2014	June 28, 2013
	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$173,887	$59,257
Depreciation, amortization and other impairment charges	121,501	119,051
Changes in working capital and other	(376,557)	20,268
Net cash provided by (used in) operating activities	(81,169)	198,576
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(87,101)	(144,737)
Proceeds from the disposition of property and equipment	14,184	3,364
Acquisition of businesses, net of cash acquired	—	(187,543)
Proceeds from divesture of business, net of cash held in divested business	(5,493)	—
Other investing activities, net	(21,462)	30,179
Net cash used in investing activities	(99,872)	(298,737)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	26,615	158
Repayments of bank borrowings, long-term debt and capital lease obligations	(859)	(9,151)
Payments for repurchases of ordinary shares	(105,568)	(215,210)
Net proceeds from issuance of ordinary shares	9,329	10,909
Other financing activities, net	300	15,652
Net cash used in financing activities	(70,183)	(197,642)
Effect of exchange rates on cash and cash equivalents	5,186	(9,710)
Net decrease in cash and cash equivalents	(246,038)	(307,513)
Cash and cash equivalents, beginning of period	1,593,728	1,587,087
Cash and cash equivalents, end of period	$1,347,690	$1,279,574

Non-cash investing activity:
Accounts payable for fixed assets purchases	$49,130	$126,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION

Organization of the Company

Flextronics International Ltd. (“Flextronics” or the “Company”) was incorporated in the Republic of Singapore in May 1990. The Company’s operations have expanded over the years through a combination of organic growth and acquisitions. The Company is a globally-recognized leading provider of supply chain solutions that span from concept through consumption. The Company designs, builds, ships and services a complete packaged electronic product for original equipment manufacturers (“OEMs”) in the following business groups: High Reliability Solutions (“HRS”), which is comprised of our medical, automotive, and defense and aerospace businesses; Consumer Technology Group (“CTG”), which includes our mobile devices business, including smart phones; our consumer electronics business, including game consoles and wearable electronics; and our high-volume computing business, including various supply chain solutions for notebook personal computing (“PC”), tablets, and printers; Industrial and Emerging Industries (“IEI”), which is comprised of our household appliances, semi-cap equipment, kiosks, energy and emerging industries businesses; and Integrated Network Solutions (“INS”), which includes our telecommunications infrastructure, data networking, connected home, and server and storage businesses. The Company’s strategy is to provide customers with a full range of cost competitive, vertically integrated global supply chain solutions through which the Company can design, build, ship and service a complete packaged product for its OEM customers. This enables our OEM customers to leverage the Company’s supply chain solutions to meet their product requirements throughout the entire product life cycle.

The Company’s service offerings include a comprehensive range of value-added design and engineering services that are tailored to the various markets and needs of its customers. Other focused service offerings relate to manufacturing (including enclosures, metals, plastic injection molding, precision plastics, machining, and mechanicals), system integration and assembly and test services, materials procurement, inventory management, logistics and after-sales services (including product repair, warranty services, re-manufacturing and maintenance), supply chain management software solutions and component product offerings (including rigid and flexible printed circuit boards and power adapters and chargers).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2014 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 27, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015.

The first quarters for fiscal year 2015 and fiscal year 2014 ended on June 27, 2014 and June 28, 2013, respectively.

The accompanying unaudited condensed consolidated financial statements include the financial position and results of operations of a majority owned subsidiary of the Company.  Non-controlling interests are presented as a separate component of total shareholders’ equity in the condensed consolidated balance sheets.  The operating results of the subsidiary attributable to the non-controlling interests are immaterial for all of the periods presented, and are included in interest and other, net in the condensed consolidated statements of operations.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued guidance which requires an entity to report a disposal of a component of an entity in discontinued operations if the disposal represents a strategic shift that has a major effect on an entity’s operations and financial results when the component of an entity meets certain criteria to be classified as held for sale, or when the component of an entity is disposed of by a sale or disposed of other than by a sale. Further, additional disclosures about discontinued operations should include the following for the periods in which the results of operations of the discontinued operations are presented in the statement of operations: the major classes of line items constituting pretax profit or loss of discontinued operations; total operating and investing cash flows of discontinued operations; depreciation, amortization, capital expenditures, and significant operating and investing noncash items of discontinued operations; pretax profit or loss attributable to the parent if a discontinued

operation includes a non-controlling interest; a reconciliation of major classes of assets, liabilities of the discontinued operation classified as held for sale; and a reconciliation of major classes of line items constituting the pretax profit or loss of the discontinued operation. The Company early adopted this accounting standard update in the first quarter of fiscal year 2015.  During the three-months ended June 27, 2014, the Company disposed of a certain manufacturing facility in western Europe which did not meet the criteria of discontinued operations under this accounting standard, as further discussed in note 6 to the condensed consolidated financial statements.

In May 2014, the FASB issued new guidance related to revenue recognition which requires an entity to recognize revenue relating to contracts with customers that depicts the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services.  In order to meet this requirement, the entity must apply the following steps: (i) identify the contracts with the customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, disclosures required for revenue recognition will include qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from costs to obtain or fulfill a contract. This guidance is effective for the Company beginning in the first quarter of fiscal year 2018 and the Company is in the process of assessing the impact on its consolidated financial statements.

2.  BALANCE SHEET ITEMS

Inventories

The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of	As of
	June 27, 2014	March 31, 2014
	(In thousands)
Raw materials	$2,265,442	$2,349,278
Work-in-progress	617,390	608,284
Finished goods	627,331	641,446
	$3,510,163	$3,599,008

Goodwill and Other Intangibles

The following table summarizes the activity in the Company’s goodwill account during the three-month period ended June 27, 2014:

Amount
(In thousands)
Balance, beginning of the year	$292,758
Purchase accounting adjustments (1)	8,272
Foreign currency translation adjustments	62
Balance, end of the period	$301,092

(1)                                 Fair value adjustment made to certain assets acquired in connection with the Company’s acquisition of Riwisa AG.

The components of acquired intangible assets are as follows:

	As of June 27, 2014			As of March 31, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Intangible assets:
Customer-related intangibles	$204,249	$(146,571)	$57,678	$204,369	$(140,713)	$63,656
Licenses and other intangibles	43,436	(12,837)	30,599	32,564	(11,760)	20,804
Total	$247,685	$(159,408)	$88,277	$236,933	$(152,473)	$84,460

The gross carrying amounts of intangible assets are removed when the recorded amounts have been fully amortized.  During the three-month period ended June 27, 2014, the value of licenses and other intangibles increased by $10.0 million as a result of the purchase of certain technology rights.  The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2015 (1)	$22,243
2016	24,845
2017	17,420
2018	9,708
2019	4,798
Thereafter	9,263
Total amortization expense	$88,277

(1)                     Represents estimated amortization for the remaining nine-month period ending March 31, 2015.

Other Current Assets / Liabilities

Other current assets include certain assets purchased on behalf of a customer and financed by a third party banking institution of $268.4 million and $267.5 million as of June 27, 2014 and March 31, 2014, respectively, with a corresponding liability recorded to other current liabilities of $286.5 million as of both dates.

Other current liabilities also includes customer working capital advances of $246.2 million and $754.7 million as of June 27, 2014 and March 31, 2014, respectively. The customer working capital advances are not interest bearing, do not have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production.

3.  SHARE-BASED COMPENSATION

During the first quarter of fiscal 2015, the Company granted equity compensation awards under the 2010 Equity Incentive Plan (the “2010 Plan”).  The following table summarizes the Company’s share-based compensation expense:

	Three-Month Periods Ended
	June 27, 2014	June 28, 2013
	(In thousands)
Cost of sales	$1,611	$1,352
Selling, general and administrative expenses	10,071	7,237
Total stock-based compensation expense	$11,682	$8,589

No options were granted under the 2010 Plan during the first quarter of fiscal 2015.  Total unrecognized compensation expense related to share options is $0.4 million, net of estimated forfeitures, and will be recognized over a weighted-average remaining vesting period of 0.9 years. As of June 27, 2014, the number of options outstanding and exercisable was 20.7 million and 20.6 million, respectively, at weighted-average exercise prices of $8.36 and $8.38 per share, respectively.

During the three-month period ended June 27, 2014, the Company granted 3.1 million unvested share bonus awards at an average grant date price of $11.20 per share, under its 2010 Plan.  Additionally, the Company granted share bonus awards to certain key employees of 0.9 million shares, which represents the target amount, whereby vesting is contingent primarily on certain market conditions.  These shares will cliff vest after a period of three years, if such conditions have been met. The number of shares issued can range from zero to 1.8 million based on the achievement levels of the respective conditions.

As of June 27, 2014, approximately 18.6 million unvested share bonus awards were outstanding under the 2010 Plan, of which vesting for a targeted amount of 5.2 million is contingent primarily on meeting certain market conditions.  The number of shares that will ultimately be issued can range from zero to 10.1 million based on the achievement levels of the respective conditions.  During the three-month period ended June 27, 2014, 0.3 million shares vested in connection with the remaining number of share bonus awards with market conditions granted in fiscal 2011, and 0.4 million shares vested in connection with half of the share bonus awards with market conditions granted in fiscal 2012.

As of June 27, 2014, total unrecognized compensation expense related to unvested share bonus awards granted under the 2010 Plan is $92.9 million, net of estimated forfeitures, and will be recognized over a weighted-average remaining vesting period of 2.75 years.

Approximately $25.6 million of the total unrecognized compensation cost, net of estimated forfeitures, is related to awards whereby vesting is contingent on meeting certain market conditions.

4.  EARNINGS PER SHARE

The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share:

	Three-Month Periods Ended
	June 27, 2014	June 28, 2013
	(In thousands, except per share amounts)
Basic earnings per share:
Net income	$173,887	$59,257
Shares used in computation:
Weighted-average ordinary shares outstanding	587,233	626,120
Basic earnings per share	$0.30	$0.09

Diluted earnings per share:
Net income	$173,887	$59,257
Shares used in computation:
Weighted-average ordinary shares outstanding	587,233	626,120
Weighted-average ordinary share equivalents from stock options and awards (1)	14,067	13,779
Weighted-average ordinary shares and ordinary share equivalents outstanding	601,300	639,899
Diluted earnings per share	$0.29	$0.09

(1)         Options to purchase ordinary shares of 12.6 million and 19.2 million during the three-month periods ended June 27, 2014 and June 28, 2013, respectively, and share bonus awards of 0.4 million and 2.5 million during the three-month periods ended June 27, 2014 and June 28, 2013, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted average ordinary share equivalents.

5.  INTEREST AND OTHER, NET

During the three-month periods ended June 27, 2014 and June 28, 2013, the Company recognized interest expense of $18.5 million and $20.2 million, respectively, on its debt obligations outstanding during the period.  The weighted average interest rates for the Company’s long-term debt were 3.2% and 3.5% for the three-month periods ended June 27, 2014 and June 28, 2013, respectively.

During the three-month periods ended June 27, 2014 and June 28, 2013, the Company recognized interest income of $5.3 million and $3.3 million, respectively.

During the three-month periods ended June 27, 2014 and June 28, 2013, the Company recognized a foreign exchange loss of $1.4 million and a gain of $4.7 million, respectively.

6.  OTHER CHARGES (INCOME), NET

During the fourth quarter of fiscal year 2014, the Company recognized $55.0 million of other charges for a contractual obligation to reimburse a customer for certain performance provisions as defined in the customer contract.  During the first quarter of fiscal 2015, an amendment to this contract was executed which included the removal of the $55.0 million contractual obligation. Accordingly, the Company reversed this charge with a corresponding credit to other income, included in other charges (income), net in the condensed consolidated statement of operations.

Further, during the three-month period ended June 27, 2014, the Company recognized a loss of $11.0 million in connection with the disposition of a certain manufacturing facility in western Europe.  The Company received $11.5 million in cash for the sale of $27.2 million in net assets of the facility.  The loss also includes $4.6 million of estimated transaction costs, partially offset by a credit of $9.3 million for the release of cumulative foreign translation gains triggered by the disposition.

During the three-month period ended June 28, 2013, the Company recognized a loss of $7.1 million relating to the exercise of a warrant to purchase shares of a certain supplier and sale of the underlying shares for total proceeds of $67.3 million.

7.  FINANCIAL INSTRUMENTS

Foreign Currency Contracts

The Company enters into forward contracts and foreign currency swap contracts to manage the foreign currency risk associated with monetary accounts and anticipated foreign currency denominated transactions.  The Company hedges committed exposures and does not engage in speculative transactions.  As of June 27, 2014, the aggregate notional amount of the Company’s outstanding foreign currency forward and swap contracts was $4.2 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	3,302,000	—	$529,650	$—
EUR	15,113	29,518	20,598	40,120
HUF	10,532,000	—	46,767	—
PLN	83,000	—	27,316	—
MXN	1,935,600	—	148,749	—
MYR	294,850	—	91,449	—
SGD	34,230	—	27,382	—
Other	N/A	N/A	31,373	450
			923,284	40,570
Other Forward/Swap Contracts
BRL	—	348,000	—	157,694
CAD	138,591	120,959	128,472	112,374
CNY	666,823	—	106,943	—
EUR	485,286	654,488	661,247	891,706
GBP	29,972	55,750	50,857	94,535
HUF	18,963,300	20,835,600	84,206	92,520
JPY	5,490,146	2,172,817	53,897	21,324
MXN	1,217,840	712,520	93,590	54,757
MYR	211,344	21,655	65,549	6,716
SEK	486,657	852,268	72,314	126,916
Other	N/A	N/A	176,694	140,468
			1,493,769	1,699,010

Total Notional Contract Value in USD			$2,417,053	$1,739,580

As of June 27, 2014, the fair value of the Company’s short-term foreign currency contracts was not material and is included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards.  Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the condensed consolidated statements of operations.  As of June 27, 2014 and March 31, 2014, the Company also has included net deferred losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to the effective portion of changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. These deferred losses were not material as of June 27, 2014, and are expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations primarily over the next twelve-month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal periods presented and are included as a component of interest and other, net in the condensed consolidated statements of operations.

The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	June 27, 2014	March 31, 2014	Balance Sheet Location	June 27, 2014	March 31, 2014
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$6,007	$3,464	Other current liabilities	$6,763	$10,457

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$3,574	$4,722	Other current liabilities	$4,077	$6,949

The Company has financial instruments subject to master netting arrangements, which provides for the net settlement of all contracts with a single counterparty.  The Company does not offset fair value amounts for assets and liabilities recognized for derivative instruments under these arrangements, and as such, the asset and liability balances presented in the table above reflect the gross amounts of derivatives in the condensed consolidated balance sheets.  The impact of netting derivative assets and liabilities is not material to the Company’s financial position for any period presented.

8.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Period Ended			Three-Month Period Ended
	June 27, 2014			June 28, 2013
	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(32,849)	$(93,307)	$(126,156)	$(18,857)	$(58,624)	$(77,481)
Other comprehensive gain (loss) before reclassifications	1,000	5,107	6,107	(6,245)	(17,509)	(23,754)
Net (gains) losses reclassified from accumulated other comprehensive loss	9,725	(9,252)	473	(3,889)	—	(3,889)
Net current-period other comprehensive gain (loss)	10,725	(4,145)	6,580	(10,134)	(17,509)	(27,643)
Ending balance	$(22,124)	$(97,452)	$(119,576)	$(28,991)	$(76,133)	$(105,124)

Net losses reclassified from accumulated other comprehensive loss during the three-month period ended June 27, 2014 relating to derivative instruments and other includes $5.5 million attributable to the Company’s cash flow hedge instruments which were recognized as a component of cost of sales in the condensed consolidated statement of operations. During the three-month period ended June 27, 2014, the Company recognized a loss of $11.0 million in connection with the disposition of a certain manufacturing facility in western Europe.  This loss includes the settlement of unrealized losses of $4.2 million on an insignificant defined benefit plan associated with the disposed facility offset by the release of certain cumulative foreign currency translation gains of $9.3 million, both of which have been reclassified from accumulated other comprehensive loss during the period.  The loss on sale is included in other charges (income), net in the condensed consolidated statement of operations.

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

Asset-Backed Securitization Programs

The Company continuously sells designated pools of trade receivables under its Global Asset-Backed Securitization Agreement (the “Global Program”) and its North American Asset-Backed Securitization Agreement (the “North American Program,” collectively, the “ABS Programs”) to affiliated special purpose entities, each of which in turn sell 100% of the receivables to unaffiliated financial institutions. These programs allow the operating subsidiaries to receive a cash payment and a deferred purchase price receivable for sold receivables.  Following the transfer of the receivables to the special purpose entities, the transferred receivables are isolated from the Company and its affiliates, and upon the sale of the receivables from the special purpose entities to the unaffiliated financial institutions effective control of the transferred receivables is passed to the unaffiliated financial institutions, which has the right to pledge or sell the receivables. Although the special purpose entities are consolidated by the Company, they are separate corporate entities and their assets are available first to satisfy the claims of their creditors. The investment limits set by the financial institutions are $500.0 million for the Global Program, of which $400.0 million is committed and $100.0 million is uncommitted, and $300.0 million for the North American Program. Both programs require a minimum level of deferred purchase price receivable to be retained by the Company in connection with the sales.

The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.5% to 1.00% of serviced receivables per annum.  Servicing fees recognized during the three-month periods ended June 27, 2014 and June 28, 2013 were not material and are included in interest and other, net within the condensed consolidated statements of operations.  As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets and liabilities are recognized.

As of June 27, 2014, approximately $1.2 billion of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds of $699.1 million and deferred purchase price receivables of approximately $463.1 million.  As of March 31, 2014, approximately $1.2 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $729.3 million and deferred purchase price receivables of approximately $470.9 million.  The portion of the purchase price for the receivables which is not paid by the unaffiliated financial institutions in cash is a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction.  The deferred purchase price receivables are included in other current assets as of June 27, 2014 and March 31, 2014, and were carried at the expected recovery amount of the related receivables.  The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a loss on sale of the related receivables and recorded in interest and other, net in the condensed consolidated statements of operations and were immaterial for all periods presented.

As of June 27, 2014 and March 31, 2014, the accounts receivable balances that were sold under the ABS Programs were removed from the condensed consolidated balance sheets and the net cash proceeds received by the Company were included as cash provided by operating activities in the condensed consolidated statements of cash flows.

For the three-month periods ended June 27, 2014 and June 28, 2013, cash flows from sales of receivables under the ABS Programs consisted of approximately $1.1 billion and $0.9 billion for transfers of receivables, respectively (of which approximately $42.5 million and $141.2 million, respectively, represented new transfers and the remainder proceeds from collections reinvested in revolving-period transfers).

The following table summarizes the activity in the deferred purchase price receivables account:

	Three-Month Periods Ended
	June 27, 2014	June 28, 2013
	(In thousands)
Beginning balance	$470,908	$412,357
Transfers of receivables	778,860	882,918
Collections	(786,644)	(874,388)
Ending balance	$463,124	$420,887

Trade Accounts Receivable Sale Programs

The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected was approximately $546.0 million and $341.8 million as of June 27, 2014 and March 31, 2014, respectively. For the three-month periods ended June 27, 2014 and June 28, 2013, total accounts receivable sold to certain third party banking institutions was approximately $1.2 billion and $268.7 million, respectively.  The receivables that were sold were removed from the condensed consolidated balance sheets and were reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.

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

The Company has accrued for certain contingent consideration in connection with its business acquisitions, which is measured at fair value based on certain internal models and inputs. The following table summarizes the activities related to contingent consideration:

	Three-Month Periods Ended
	June 27, 2014	June 28, 2013
	(In thousands)
Beginning balance	$11,300	$25,000
Fair value adjustments	—	(6,000)
Ending balance	$11,300	$19,000

The Company values deferred purchase price receivables relating to its asset-backed securitization program based on a discounted cash flow analysis using unobservable inputs (i.e., level 3 inputs), which are primarily risk free interest rates adjusted for the credit quality of the underlying creditor.  Due to its high credit quality and short term maturity their fair value approximates carrying value.  Significant increases in either of the significant unobservable inputs (credit spread, risk free interest rate) in isolation would result in lower fair value estimates, however the impact is insignificant.  The interrelationship between these inputs is also insignificant.  Refer to note 9 to the condensed consolidated financial statements for a reconciliation of the change in the deferred purchase price receivable during the three-month periods ended June 27, 2014 and June 28, 2013.

There were no transfers between levels in the fair value hierarchy during the three-month periods ended June 27, 2014 and June 28, 2013.

Financial Instruments Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 27, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$607,202	$—	$607,202
Deferred purchase price receivable (Note 9)	—	—	463,124	463,124
Foreign exchange forward contracts (Note 7)	—	9,581	—	9,581
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	9,526	38,738	—	48,264
Liabilities:
Foreign exchange forward contracts (Note 7)	$—	$(10,840)	$—	$(10,840)
Contingent consideration in connection with business acquisitions	—	—	(11,300)	(11,300)

	Fair Value Measurements as of March 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$552,928	$—	$552,928
Deferred purchase price receivable (Note 9)	—	—	470,908	470,908
Foreign exchange forward contracts (Note 7)	—	8,186	—	8,186
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	9,456	36,751	—	46,207
Liabilities:
Foreign exchange forward contracts (Note 7)	$—	$(17,406)	$—	$(17,406)
Contingent consideration in connection with business acquisitions	—	—	(11,300)	(11,300)

Assets Measured at Fair Value on a Nonrecurring Basis

Assets held for sale are recorded at the lesser of the carrying value or fair value, which is based on comparable sales from prevailing market data (level 2 inputs).  As of June 27, 2014 and March 31, 2014, the fair value of assets that were no longer in use and held for sale totaled approximately $3.6 million and $43.5 million, respectively. These assets primarily represent manufacturing facilities that have been closed as part of the Company’s historical facility consolidations and that met the criteria to be classified as held for sale. During the three-month period ended June 27, 2014, the Company sold $39.9 million of assets held for sale.

There were no transfers between levels in the fair value hierarchy for assets held-for-sale during the three-month periods ended June 27, 2014 and June 28, 2013.

Other financial instruments

The following table presents the Company’s debt not carried at fair value:

	As of June 27, 2014		As of March 31, 2014
	Carrying	Fair	Carrying	Fair	Fair Value
	Amount	Value	Amount	Value	Hierarchy
	(In thousands)
Term Loan, including current portion, due in installments through August 2018	$600,000	$592,500	$600,000	$591,750	Level 1
Term Loan, including current portion, due in installments through March 2019	500,000	492,500	500,000	497,190	Level 1
4.625% Notes due February 2020	500,000	519,000	500,000	504,688	Level 1
5.000% Notes due February 2023	500,000	520,000	500,000	517,650	Level 1
Total	$2,100,000	$2,124,000	$2,100,000	$2,111,278

The term loans and Notes due February 2020 and February 2023 are valued based on broker trading prices in active markets.

11.  RESTRUCTURING CHARGES

The Company completed certain restructuring activities during fiscal year 2014 that were intended to improve its operational efficiencies by reducing excess workforce and capacity and realign the corporate cost structure. Restructuring charges are recorded based upon employee termination dates, site closure and consolidation plans.

During the three-month period ended June 28, 2013, the Company recognized restructuring charges of approximately $40.8 million, of which $35.1 million were recorded as a component of cost of sales and $5.6 million were recorded as a component of selling, general and administrative expenses.  Of the total restructuring charges, $32.2 million was associated with the terminations of 5,106 identified employees. The identified employee terminations by reportable geographic region amounted to approximately 3,947 in Asia, 1,105 in the Americas and 54 in Europe. The costs associated with these restructuring activities include employee severance, other personnel costs, non-cash impairment charges on equipment no longer in use and to be disposed of, and other exit related costs due to facility closures or rationalizations.  Of the total restructuring charges, $1.9 million were non-cash charges related to the impairment of long-lived assets, and were classified as a component of cost of sales.

The components of the restructuring charges by geographic region incurred during the three-month period ended June 28, 2013 were as follows:

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

During the three-month period ended June 27, 2014, the Company paid approximately $20.9 million for restructuring charges that were primarily incurred in fiscal year 2014 and prior.  Total restructuring charges accrued as of June 27, 2014 were approximately $27.3 million, of which $3.5 million was classified as a long-term obligation.

12.  COMMITMENTS AND CONTINGENCIES

Litigation and other legal matters

On December 11, 2013, Xilinx, Inc. (plaintiff) filed a lawsuit in Santa Clara County, California, Superior Court against Flextronics International, Ltd.; Flextronics International USA, Inc.; and Flextronics Corporation (Case No. 113CV257431).  The complaint asserts various claims, including fraud, negligent misrepresentation, breach of contract, and unfair competition, based on specific alleged incidents concerning our purchases and sales of Xilinx products.  The plaintiff seeks an unspecified amount of compensatory, statutory, punitive, and other forms of damages, injunctive relief, and attorneys’ fees and costs.  The plaintiff also seeks a jury trial.  On June 25, 2014, we filed motions for Demurrer and to Strike asking the court to dismiss the claims against us.  The court has scheduled a hearing on the motions for August 29, 2014.  Although the outcome of this matter is currently not determinable, management expects that any losses that are probable or reasonably possible of being incurred as a result of this matter, which are in excess of amounts already accrued in the Company’s condensed consolidated balance sheets, would not be material to the financial statements.

During the first quarter of fiscal 2015, one of our non-operating Brazilian subsidiaries received an assessment of approximately $100 million related to income and social contribution taxes, interest and penalties.  The Company believes there is no legal basis for the assessment and expects that any losses are remote.  The Company plans to vigorously defend itself through the administrative and judicial processes.

In addition, from time to time, the Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Although the outcome of these matters is currently not determinable, management expects that any losses that are probable or reasonably possible of being incurred as a result of these matters, which are in excess of amounts already accrued in the Company’s condensed consolidated balance sheets would not be material to the financial statements as a whole.

13.  SHARE REPURCHASES

During the three-month ended June 27, 2014 the Company repurchased 10.5 million shares at an aggregate purchase price of $102.1 million and retired all these shares.  As of June 27, 2014, approximately 26.5 million shares were available to be repurchased under the current plan.  Share repurchases by the Company under the repurchase plan, which was approved by the Company’s Board of Directors on July 24, 2013, are subject to an aggregate limit of 10% of the Company’s ordinary shares outstanding as of the date of the most recent the Extraordinary General Meeting held on July 29, 2013.

14.  SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Condensed Consolidating Balance Sheets as of June 27, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$265,273	$25,164	$1,057,253	$—	$1,347,690
Accounts receivable	—	806,735	2,087,887	—	2,894,622
Inventories	—	1,238,539	2,271,624	—	3,510,163
Inter company receivable	10,127,115	7,656,660	9,710,239	(27,494,014)	—
Other current assets	389	145,098	1,091,461	—	1,236,948
Total current assets	10,392,777	9,872,196	16,218,464	(27,494,014)	8,989,423
Property and equipment, net	—	438,870	1,815,794	—	2,254,664
Goodwill and other intangible assets, net	700	38,451	350,218	—	389,369
Other assets	2,573,176	98,214	2,126,471	(4,363,493)	434,368
Investment in subsidiaries	1,013,070	858,751	16,602,017	(18,473,838)	—
Total assets	$13,979,723	$11,306,482	$37,112,964	$(50,331,345)	$12,067,824

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$36,250	$45	$19,043	$—	$55,338
Accounts payable	—	1,265,284	3,476,749	—	4,742,033
Accrued payroll	—	95,635	281,498	—	377,133
Inter company payable	9,539,121	9,978,361	7,976,532	(27,494,014)	—
Other current liabilities	38,491	696,874	1,323,343	—	2,058,708
Total current liabilities	9,613,862	12,036,199	13,077,165	(27,494,014)	7,233,212
Long term liabilities	2,103,601	2,007,345	2,786,291	(4,363,493)	2,533,744
Flextronics International Ltd. shareholders’ equity	2,262,260	(2,737,062)	21,210,900	(18,473,838)	2,262,260
Noncontrolling interests	—	—	38,608	—	38,608
Total shareholders’ equity	2,262,260	(2,737,062)	21,249,508	(18,473,838)	2,300,868
Total liabilities and shareholders’ equity	$13,979,723	$11,306,482	$37,112,964	$(50,331,345)	$12,067,824

Condensed Consolidating Balance Sheets as of March 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$638,714	$30,500	$924,514	$—	$1,593,728
Accounts receivable	—	766,110	1,931,875	—	2,697,985
Inventories	—	1,387,510	2,211,498	—	3,599,008
Inter company receivable	8,867,520	6,968,138	9,149,244	(24,984,902)	—
Other current assets	246	277,035	1,232,324	—	1,509,605
Total current assets	9,506,480	9,429,293	15,449,455	(24,984,902)	9,400,326
Property and equipment, net	—	427,390	1,861,266	—	2,288,656
Goodwill and other intangible assets, net	775	39,074	337,369	—	377,218
Other assets	2,585,169	103,335	4,628,970	(6,883,524)	433,950
Investment in subsidiaries	3,350,690	522,489	16,392,541	(20,265,720)	—
Total assets	$15,443,114	$10,521,581	$38,669,601	$(52,134,146)	$12,500,150

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$32,500	$60	$15	$—	$32,575
Accounts payable	—	1,256,204	3,491,575	—	4,747,779
Accrued payroll	—	83,288	271,601	—	354,889
Inter company payable	8,607,486	9,422,179	6,955,237	(24,984,902)	—
Other current liabilities	24,868	626,550	1,870,026	—	2,521,444
Total current liabilities	8,664,854	11,388,281	12,588,454	(24,984,902)	7,656,687
Long term liabilities	4,615,210	2,050,460	2,859,638	(6,883,524)	2,641,784
Flextronics International Ltd. shareholders’ equity	2,163,050	(2,917,160)	23,182,880	(20,265,720)	2,163,050
Noncontrolling interest	—	—	38,629	—	38,629
Total shareholders’ equity	2,163,050	(2,917,160)	23,221,509	(20,265,720)	2,201,679
Total liabilities and shareholders’ equity	$15,443,114	$10,521,581	$38,669,601	$(52,134,146)	$12,500,150

Condensed Consolidating Statements of Operations for the Three-Month Period Ended June 27, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$3,915,326	$5,312,077	$(2,584,658)	$6,642,745
Cost of sales	—	3,580,578	5,266,040	(2,584,658)	6,261,960
Gross profit	—	334,748	46,037	—	380,785
Selling, general and administrative expenses	—	44,626	164,651	—	209,277
Intangible amortization	75	623	6,253	—	6,951
Interest and other, net	16,531	259,748	(301,651)	—	(25,372)
Income (loss) from continuing operations before income taxes	(16,606)	29,751	176,784	—	189,929
Provision for income taxes	—	1,482	14,560	—	16,042
Equity in earnings in subsidiaries	190,493	67,301	33,179	(290,973)	—
Net income (loss)	$173,887	$95,570	$195,403	$(290,973)	$173,887

Condensed Consolidating Statements of Operations for the Three-Month Period Ended June 28, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$3,484,434	$4,595,431	$(2,288,740)	$5,791,125
Cost of sales	—	3,140,837	4,627,993	(2,288,740)	5,480,090
Gross profit (loss)	—	343,597	(32,562)	—	311,035
Selling, general and administrative expenses	800	51,224	171,595	—	223,619
Intangible amortization	75	1,081	7,046	—	8,202
Interest and other, net	(49,280)	267,202	(198,238)	—	19,684
Income (loss) from continuing operations before income taxes	48,405	24,090	(12,965)	—	59,530
Provision for (benefit from) income taxes	10	1,251	(988)	—	273
Equity in earnings in subsidiaries	10,862	(11,551)	2,772	(2,083)	—
Net income (loss)	$59,257	$11,288	$(9,205)	$(2,083)	$59,257

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three-Month Period Ended June 27, 2014

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$173,887	$95,570	$195,403	$(290,973)	$173,887
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(4,145)	(77,152)	(271,529)	348,681	(4,145)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	10,725	(21,989)	(22,124)	44,113	10,725
Comprehensive income (loss)	$180,467	$(3,571)	$(98,250)	$101,821	$180,467

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three-Month Period Ended June 28, 2013

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$59,257	$11,288	$(9,205)	$(2,083)	$59,257
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(17,509)	(13,644)	(27,281)	40,925	(17,509)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	(10,134)	2	(10,135)	10,133	(10,134)
Comprehensive income (loss)	$31,614	$(2,354)	$(46,621)	$48,975	$31,614

Condensed Consolidating Statements of Cash Flows for the Three-Month Period Ended June 27, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(13,025)	$248,848	$(316,992)	$—	(81,169)
Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(35,401)	(37,516)	—	(72,917)
Proceeds from divesture of business, net of cash held in divested business	—	—	(5,493)	—	(5,493)
Investing cash flows from (to) affiliates	(1,185,671)	(538,017)	572,278	1,151,410	—
Other investing activities, net	—	(959)	(20,503)	—	(21,462)
Net cash provided by (used in) investing activities	(1,185,671)	(574,377)	508,766	1,151,410	(99,872)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	—	—	26,615	—	26,615
Repayments of bank borrowings, long-term debt and capital lease obligations	—	(393)	(466)	—	(859)
Payments for repurchases of ordinary shares	(105,568)	—	—	—	(105,568)
Net proceeds from issuance of ordinary shares	9,329	—	—	—	9,329
Financing cash flows from (to) affiliates	931,635	321,342	(101,567)	(1,151,410)	—
Other financing activities, net	—	—	300	—	300
Net cash provided by (used in) financing activities	835,396	320,949	(75,118)	(1,151,410)	(70,183)
Effect of exchange rates on cash and cash equivalents	(10,141)	(756)	16,083	—	5,186
Net increase (decrease) in cash and cash equivalents	(373,441)	(5,336)	132,739	—	(246,038)
Cash and cash equivalents, beginning of period	638,714	30,500	924,514	—	1,593,728
Cash and cash equivalents, end of period	$265,273	$25,164	$1,057,253	$—	$1,347,690

Condensed Consolidating Statements of Cash Flows for the Three-Month Period Ended June 28, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$51,963	$(568,028)	$713,609	$1,032	$198,576
Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(105,657)	(35,165)	(551)	(141,373)
Acquisition of businesses, net of cash acquired	—	(1,026)	(186,517)	—	(187,543)
Investing cash flows from (to) affiliates	(438,186)	354,871	(589,921)	673,236	—
Other investing activities, net	—	890	29,289	—	30,179
Net cash provided by (used in) investing activities	(438,186)	249,078	(782,314)	672,685	(298,737)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	—	133	25	—	158
Repayments of bank borrowings, long-term debt and capital lease obligations	(8,636)	(414)	(101)	—	(9,151)
Payments for repurchases of ordinary shares	(215,210)	—	—	—	(215,210)
Net proceeds from issuance of ordinary shares	10,909	—	—	—	10,909
Financing cash flows from (to) affiliates	371,446	311,306	(9,035)	(673,717)	—
Other financing activities, net	—	—	15,652	—	15,652
Net cash provided by (used in) financing activities	158,509	311,025	6,541	(673,717)	(197,642)
Effect of exchange rates on cash and cash equivalents	10,211	369	(20,290)	—	(9,710)
Net decrease in cash and cash equivalents	(217,503)	(7,556)	(82,454)	—	(307,513)
Cash and cash equivalents, beginning of period	740,515	82,900	763,672	—	1,587,087
Cash and cash equivalents, end of period	$523,012	$75,344	$681,218	$—	$1,279,574

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise specifically stated, references in this report to “Flextronics,” “the Company,” “we,” “us,” “our” and similar terms mean Flextronics International Ltd. and its subsidiaries.

This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those risks and uncertainties discussed in this section, as well as any risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this report on Form 10-Q, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2014. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

OVERVIEW

We are a globally-recognized leading provider of supply chain solutions that span from concept through consumption. We design, build, ship and service a complete packaged electronic product for original equipment manufacturers (“OEMs”) in the following business groups: High Reliability Solutions (“HRS”), which is comprised of our medical, automotive, and defense and aerospace businesses; Consumer Technology Group (“CTG”), which includes our mobile devices business, including smart phones; our consumer electronics business, including game consoles and wearable electronics; and our high-volume computing business, including various supply chain solutions for notebook personal computing (“PC”), tablets, and printers; Industrial and Emerging Industries (“IEI”), which is comprised of our household appliances, semi-cap equipment, kiosks, energy and emerging industries businesses; and Integrated Network Solutions (“INS”), which includes our telecommunications infrastructure, data networking, connected home, and server and storage businesses.

Our strategy is to provide customers with a full range of cost competitive, vertically integrated global supply chain solutions through which we can design, build, ship and service a complete packaged product for our OEM customers. This enables our OEM customers to leverage our supply chain solutions to meet their product requirements throughout the entire product life cycle.

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

We use a portfolio management approach to manage our extensive service offerings. As our OEM customers change in the way they go to market, we reorganize and rebalance our business portfolio in order to align with our customers’ needs and requirements and to optimize our operating results. With the acquisition of certain manufacturing operations from Google’s Motorola Mobility LLC during the first quarter of fiscal 2014, we have experienced an increase in the percentage of our revenues from the CTG business group, and expect the amount of revenue from our CTG business group, relative to total revenue, to stabilize going forward. The objective of our operating model is to allow us to redeploy and reposition our assets and resources to meet specific customer needs across all of the markets we serve, and we have been able to successfully reposition our assets and capacity between the various business groups to serve our customers as required, which illustrates the overall flexibility of our model.

During fiscal year 2014, we launched multiple programs broadly across our portfolio of services, and, in some instances, we deployed certain new technologies.  We expect that these new programs will continue to increase in complexity in order to provide competitive advantages to our customers.  We anticipate these programs will continue ramping with an increase in volume production during fiscal year 2015 and beyond.  Until we achieve such higher levels of revenue, we expect that our gross margin and operating margin may be negatively impacted as profitability normally lags revenue growth due to incremental start-up costs, operational inefficiencies, under-absorbed overhead costs and lower manufacturing program volumes while in the ramp phase.  We expect that our margins for these programs will improve over time as the revenue increases due to increased volumes and certain cost control measures.

We are one of the world’s largest providers of global supply chain solutions, with revenues of $6.6 billion for the three-month period ended June 27, 2014 and $26.1 billion in fiscal year 2014.  We have established an extensive network of manufacturing facilities in the world’s major electronics markets (Asia, the Americas and Europe) in order to serve the growing outsourcing needs of both multinational and regional OEMs. We design, build, ship and service electronics products for our customers through a network of facilities in approximately 30 countries across four continents.  As of June 27, 2014, our total manufacturing capacity was approximately 25.6 million square feet.  The following tables set forth the relative percentages and dollar amounts of net sales and net property and equipment, by country, based on the location of our manufacturing sites:

	Three-Month Periods Ended
Net sales:	June 27, 2014		June 28, 2013
	(In thousands)
China	$2,550,230	38%	$2,135,041	37%
Mexico	849,598	13%	877,473	15%
U.S	754,720	11%	640,786	11%
Brazil	596,647	9%	330,594	6%
Malaysia	541,113	8%	535,620	9%
Hungary	240,469	4%	248,301	4%
Other	1,109,968	17%	1,023,310	18%
	$6,642,745		$5,791,125

	As of		As of
Property and equipment, net:	June 27, 2014		March 31, 2014
	(In thousands)
China	$895,657	40%	$941,850	41%
U.S	362,608	16%	362,199	16%
Mexico	286,789	13%	326,287	14%
Malaysia	154,497	7%	153,194	7%
Hungary	101,269	4%	103,266	5%
Brazil	89,702	4%	88,867	4%
Other	364,142	16%	312,993	13%
	$2,254,664		$2,288,656

We believe that the combination of our extensive open innovation platform solutions, design and engineering services, advanced supply chain management solutions and services, significant scale and global presence, and industrial campuses in low-cost geographic areas provide us with a competitive advantage and strong differentiation in the market for designing, manufacturing and servicing electronics products for leading multinational and regional OEMs. Specifically, we have launched multiple product innovation centers (“PIC”) focused exclusively on offering our OEM customers the ability to simplify their global product development, manufacturing process, and after sales services, and enable them to meaningfully accelerate their time to market and cost savings.

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

Refer to the accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, where we discuss our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this document. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2014 Annual Report on Form 10-K.

	Three-Month Periods Ended
	June 27, 2014	June 28, 2013
Net sales	100.0%	100.0%
Cost of sales	94.3	94.6
Gross profit	5.7	5.4
Selling, general and administrative expenses	3.2	3.9
Intangible amortization	0.1	0.1
Interest and other, net	0.3	0.2
Other charges (income), net	(0.7)	0.1
Income before income taxes	2.8	1.1
Provision for income taxes	0.2	—
Net income	2.6%	1.1%

Net sales

The following table sets forth our net sales by business group and their relative percentages. Historical information has been recast to reflect realignment of customers and/or products between business groups to ensure comparability:

	Three-Month Periods Ended
Business groups:	June 27, 2014		June 28, 2013
	(In thousands)
Integrated Network Solutions	$2,502,495	38%	$2,532,146	44%
Consumer Technology Group	2,160,134	33%	1,546,483	27%
Industrial & Emerging Industries	1,134,179	17%	906,227	16%
High Reliability Solutions	845,937	12%	806,269	13%
	$6,642,745		$5,791,125

Net sales during the three-month period ended June 27, 2014 totaled $6.6 billion.  Sales increased by approximately $0.8 billion, or 14.7%, from $5.8 billion during the three-month period ended June 28, 2013.  Revenue increased across all of our business groups, except for INS, which experienced a marginal decrease year over year.  Revenue from our CTG and IEI business groups increased by $0.6 billion and $0.2 billion, respectively.  The increased revenue from our CTG business group is primarily a result of our acquisition of certain manufacturing operations from Google’s Motorola Mobility LLC (Motorola) during the first quarter of fiscal 2014 and the business ramping up during the mid to latter part of fiscal 2014. The increase in revenue from our IEI business group is primarily attributable to an increase broadly across product categories, most notably in our semiconductor capital equipment and our household appliances businesses versus the prior year period.  For the three-month period ended June 27, 2014, net sales increased $0.4 billion in Asia, $0.3 billion in the Americas and $0.1 billion in Europe.

Our ten largest customers during the three-month period ended June 27, 2014 and June 28, 2013 accounted for approximately 53% and 49% of net sales, respectively. Google (including Motorola) accounted for more than 10% of net sales during the three-month period ended June 27, 2014. No single customer accounted for greater than 10% of our net sales during the three-month period ended June 28, 2013.

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

Gross profit during the three-month period ended June 27, 2014 increased $69.8 million to $380.8 million, or 5.7% of net sales from $311.0 million, or 5.4% of net sales, during the three-month period ended June 28, 2013. Gross margins improved 30 basis points in the three-month period ended June 28, 2014 compared to that of the three-month period ended June 28, 2013 primarily as a result of restructuring charges of $35.1 million or 0.6% of net sales, included as a component of cost of sales, in the three-month period ended June 28, 2013. Gross profit for the first quarter of fiscal 2015 reflects an increase in the relative percentage of revenue from our CTG business group, which generally yields lower margins than our other business groups.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) amounted to $209.3 million, or 3.2% of net sales, during the three-month period ended June 27, 2014, decreasing $14.3 million from $223.6 million, or 3.9% of net sales, during the three-month period ended June 28, 2013. Our SG&A expenses in dollar and percentage of revenue terms decreased in the current year period primarily as a result of certain cost reduction and rationalization measures that we undertook in the prior fiscal year.

Intangible amortization

Amortization of intangible assets decreased by $1.3 million during the three-month period ended June 27, 2014 to $6.9 million from $8.2 million for the three-month period ended June 28, 2013 primarily due to the use of the accelerated method of amortization for certain customer-related intangibles, which results in decreasing expense over time. Certain high value intangible assets were fully amortized during fiscal 2014, resulting in lower amortization expense during the three-month period ended June 27, 2014.

Interest and other, net

Interest and other, net was $18.6 million during the three-month period ended June 27, 2014 compared to $12.6 million during the three-month period ended June 28, 2013. The increase in interest and other, net of $6.0 million was primarily due to losses in the current period on the revaluation of the renminbi (“RMB”) denominated net asset positions of our U.S. dollar functional currency sites based in China due to the strengthening of the U.S. dollar against the RMB.

Refer to note 5 to the condensed consolidated financial statements for further discussion of our interest and other, net activities.

Other charges (income), net

Other charges (income), net was $44.0 million of other income, net during the three-month period ended June 27, 2014 principally as a result of the reversal of a contractual obligation with a certain customer recognized during the fourth quarter of fiscal 2014 in the amount of $55.0 million.  We executed an amendment to the customer contract during the current fiscal quarter which removed the commitment.  This was partially offset by an $11.0 million loss in connection with the disposition of a certain manufacturing facility in western Europe.

During the three-month period ended June 28, 2013, we recognized a loss of $7.1 million relating to the exercise of a warrant to purchase shares of a certain supplier and sale of the underlying shares for total proceeds of $67.3 million.

Income taxes

Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to note 13, “Income Taxes,” of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 for further discussion.

Our policy is to provide a valuation allowance against deferred tax assets that in our estimation are not more likely than not to be realized.

The consolidated effective tax rate was 8.4% and 0.5% for three-month periods ended June 27, 2014 and June 28, 2013, respectively, and varies from the Singapore statutory rate of 17.0% as a result of recognition of earnings in different jurisdictions, operating loss carryforwards, income tax credits, previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effect of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia and Israel. We generate most of our revenues and profits from operations outside of Singapore. We currently do not anticipate a significant impact to our fiscal year 2015 effective rate as a result of changes to the mix in revenues and operating profits between taxing jurisdictions.  The effective tax rate for the three-month period ended June 27, 2014 is higher than the effective tax rate for the three-month period ended June 28, 2013 since the current quarter includes $55.0 million of other income from the reversal of the contractual obligation discussed above with no associated tax expense, and the three-month period ended June 28, 2013 included a net decrease of $8.6 million in liabilities for uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

As of June 27, 2014, we had cash and cash equivalents of approximately $1.3 billion and bank and other borrowings of approximately $2.1 billion. We also have a $1.5 billion revolving credit facility that expires in March 2019, under which there were no borrowings outstanding as of the end of the quarter.  As of June 27, 2014, we were in compliance with the covenants under each of our existing credit facilities and indentures.

Cash used in operating activities was $81.2 million during the three-month period ended June 27, 2014. This resulted primarily from $173.9 million of net income for the period plus $121.5 million of non-cash charges such as depreciation, amortization, and other impairment charges, offset by $376.6 million from changes in our operating assets and liabilities, which was predominantly related to reductions in customer deposits that were received in prior periods to support increased working capital requirements in those periods.

For the quarterly periods indicated, certain key liquidity metrics were as follows:

Three-Month Periods Ended
	June 27, 2014	March 31, 2014	December 31, 2013	September 27, 2013	June 28, 2013

Days in trade accounts receivable	45 days	42 days	38 days	42 days	43 days
Days in inventory	52 days	54 days	53 days	53 days	49 days
Days in accounts payable	69 days	70 days	68 days	71 days	67 days
Cash conversion cycle	28 days	26 days	23 days	24 days	25 days

Days in trade accounts receivable was calculated as average accounts receivable for the current and prior quarters, adding back the reduction in accounts receivable resulting from non-cash accounts receivable sales, divided by annualized sales for the current quarter by day. During the three-month period ended June 27, 2014, days in trade accounts receivable increased by 2 days to 45 days compared to the three-month periods ended June 28, 2013 largely due to the timing of invoicing customers during the current period.  Non-cash accounts receivable sales or deferred purchase price receivables included for the purposes of the calculation were $463.1 million, $470.9 million, $528.8 million, $558.3 million and $420.9 million for the quarters ended June 27, 2014, March 31, 2014, December 31, 2013, September 27, 2013 and June 28, 2013, respectively. Deferred purchase price receivables are recorded in other current assets in the condensed consolidated balance sheets. For further information regarding deferred purchase price receivables see note 9 to the condensed consolidated financial statements.

Days in inventory was calculated as the average inventory for the current and prior quarters divided by annualized cost of sales for the respective quarter by day.  Days in inventory increased by 3 days to 52 days during the three-month period June 27, 2014, compared to the three-month period ended June 28, 2013.  The increase was primarily as a result of the positioning of raw material inventory to support increased operations driven from several programs launched in the latter part of last fiscal year.

Days in accounts payable was calculated as the average accounts payable for the current and prior quarters divided by annualized cost of sales for the respective quarter by day. During the three-month period ended June 27, 2014, days in accounts payable increased by 2 days to 69 days compared to the three-month period ended June 28, 2013 primarily due to timing of payments and the increase in inventory purchases as explained above.

Our cash conversion cycle was calculated as the sum of days of inventory and days of accounts receivables outstanding less days payable outstanding.  During the three-month period ended June 27, 2014, our cash conversion cycle increased by 3 days to 28 days compared to the three-month period ended June 28, 2013, due to the factors for each of the components in the calculation discussed above.

Cash used by investing activities amounted to $99.9 million during the three-month period ended June 27, 2014.  This resulted primarily from $72.9 million in net capital expenditures for property and equipment to support certain programs and the purchase of rights to use certain injection molding technologies amounting to $10.0 million.

We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our free cash flow is calculated as cash from operations less net purchases of property and equipment. Our free cash flows for the three-month period ended June 27, 2014 was a utilization of $154.1 million compared to positive free cash flows of $57.2 million for the three-month period ended June 28, 2013. Free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities.  Free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Three-Month Periods Ended
	June 27, 2014	June 28, 2013
	(In thousands)
Net cash provided by (used in) operating activities	$(81,169)	$198,576
Purchases of property and equipment	(87,101)	(144,737)
Proceeds from the disposition of property and equipment	14,184	3,364
Free cash flow	$(154,086)	$57,203

Cash used in financing activities was $70.2 million during the three-month period ended June 27, 2014, which was primarily the result of cash paid for the repurchase of our ordinary shares in the amount of $105.6 million partially offset by net proceeds from bank borrowings of $25.8 million and proceeds from the issuance of our shares for option exercises amounting to $9.3 million.

Our cash balances are held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months. As of June 27, 2014 and March 31, 2014, over half of our cash and cash equivalents was held by foreign subsidiaries outside of Singapore.  Although substantially all of the amounts held outside of Singapore could be repatriated, under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $779.0 million as of March 31, 2014). Repatriation could result in an additional income tax payment, however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.

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

Our current share repurchase program was approved by the Board of Directors, on July 24, 2013, and allows us to repurchase up to 10% of the Company’s outstanding ordinary shares as of the date of the most recent the Extraordinary General Meeting held on July 29, 2013. During the three-month period ended June 27, 2014, the Company paid $105.6 million to repurchase shares at an average price of $9.69 per share.  As of June 27, 2014, we have approximately 26.5 million shares available to be repurchased under this plan.  We will request shareholder approval for the new program to repurchase our shares at our upcoming Extraordinary General Meeting to be held on August 28, 2014.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2014.  There have been no material changes in our contractual obligations and commitments since March 31, 2014, except for the reversal of a contractual obligation during the three-month period ended June 27, 2014 with a certain customer that was recognized during the fourth quarter of fiscal 2014 in the amount of $55.0 million discussed in note 6 to the condensed consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We sell designated pools of trade receivables to unaffiliated financial institutions under our ABS programs, and in addition to cash, we receive a deferred purchase price receivable for each pool of the receivables sold. Each of these deferred purchase price receivables serves as additional credit support to the financial institutions and is recorded at its estimated fair value. As of June 27, 2014 and March 31, 2014, the fair values of our deferred purchase price receivable were approximately $463.1 million and $470.9 million, respectively. As of June 27, 2014 and March 31, 2014, the outstanding balances on receivables sold for cash were $1.2 billion and $1.1 billion, respectively, under all our accounts receivable sales programs, which are not included in our condensed consolidated balance sheets. For further information see note 9 of our notes to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the three-month period ended June 27, 2014 as compared to the fiscal year ended March 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 27, 2014, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief

Executive Officer and Chief Financial Officer concluded that, as of June 27, 2014, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our first quarter of fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material legal proceedings, see note 12 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2014, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of our ordinary shares made by us for the period from April 1, 2014 through June 27, 2014:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average Price	Purchased as Part of	of Shares that May Yet
	of Shares	Paid per	Publicly Announced	Be Purchased Under the
Period	Purchased (1) (2)	Share (2)	Plans or Programs (2)	Plans or Programs (2)
April 1 - May 2, 2014	3,971,294	$9.31	3,971,294	$307,446,674
May 3 - May 30, 2014	5,049,806	$9.60	5,049,806	$268,546,395
May 31 - June 27, 2014	1,506,243	$11.02	1,506,243	$291,630,964
Total	10,527,343		10,527,343

(1)         During the period from April 1, 2014 through June 27, 2014, all purchases were made pursuant to the program discussed below in open market transactions.  All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)         On July 24, 2013, our Board of Directors authorized the repurchase of up to 10% of our outstanding ordinary shares which was subsequently approved by our shareholders at the Extraordinary General Meeting held on July 29, 2013. As of June 27, 2014, we had 26.5 million shares available to be repurchased under the plan with an approximate dollar value of $291.6 million at an assumed average price of $11.02 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits — See Index to Exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXTRONICS INTERNATIONAL LTD.
(Registrant)

/s/ Michael M. McNamara
Michael M. McNamara
Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2014
/s/ Christopher Collier
Christopher Collier
Chief Financial Officer
(Principal Financial Officer)

Date: July 28, 2014

EXHIBIT INDEX

Exhibit No.	Exhibit
4.01

Amendment No. 1 dated May 21, 2014 to the Term Loan Agreement, dated as of August 30, 2013, among Flextronics International Ltd., as Borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, Lead Arranger and Bookrunner, and the other Lenders party thereto

10.01	Award Agreement under the 2010 Deferred Compensation Plan
15.01	Letter in lieu of consent of Deloitte & Touche LLP.
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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