Form 10-Q
period 2014-09-26
FLEXTRONICS INTERNATIONAL LTD.
filed 2014-10-30
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2014

Ordinary Shares, No Par Value	578,974,187

FLEXTRONICS INTERNATIONAL LTD.

INDEX

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Report of Independent Registered Public Accounting Firm	3
	Condensed Consolidated Balance Sheets (unaudited) — September 26, 2014 and March 31, 2014	4
	Condensed Consolidated Statements of Operations (unaudited) — Three-Month and Six-Month Periods Ended September 26, 2014 and September 27, 2013	5
	Condensed Consolidated Statements of Comprehensive Income (unaudited) — Three-Month and Six-Month Periods Ended September 26, 2014 and September 27, 2013	6
	Condensed Consolidated Statements of Cash Flows (unaudited) — Six-Month Periods Ended September 26, 2014 and September 27, 2013	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

	PART II. OTHER INFORMATION	31

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	33
Signatures		34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flextronics International Ltd.
Singapore

We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of September 26, 2014, and the related condensed consolidated statements of operations and of comprehensive income for the three-month and six-month periods ended September 26, 2014, and September 27, 2013, and the condensed consolidated statements of cash flows for the six-month periods ended September 26, 2014 and September 27, 2013. These interim financial statements are the responsibility of the Company’s management.

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

/s/ DELOITTE & TOUCHE LLP

San Jose, California
October 30, 2014

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 26, 2014	March 31, 2014
	(In thousands,
	except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,514,352	$1,593,728
Accounts receivable, net of allowance for doubtful accounts of $7,735 and $5,529 as of September 26, 2014 and March 31, 2014, respectively	2,526,880	2,697,985
Inventories	3,626,640	3,599,008
Other current assets	1,211,188	1,509,605
Total current assets	8,879,060	9,400,326
Property and equipment, net	2,193,966	2,288,656
Goodwill and other intangible assets, net	413,237	377,218
Other assets	433,610	433,950
Total assets	$11,919,873	$12,500,150

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$45,579	$32,575
Accounts payable	4,693,526	4,747,779
Accrued payroll	381,266	354,889
Other current liabilities	1,935,904	2,521,444
Total current liabilities	7,056,275	7,656,687
Long-term debt, net of current portion	2,062,926	2,070,020
Other liabilities	457,818	571,764
Commitments and contingencies (Note 13)
Shareholders’ equity
Flextronics International Ltd. shareholders’ equity
Ordinary shares, no par value; 630,671,476 and 641,666,347 issued, and 580,432,121 and 591,426,992 outstanding as of September 26, 2014 and March 31, 2014, respectively	7,444,765	7,614,515
Treasury shares, at cost; 50,239,355 shares as of September 26, 2014 and March 31, 2014	(388,215)	(388,215)
Accumulated deficit	(4,624,304)	(4,937,094)
Accumulated other comprehensive loss	(127,692)	(126,156)
Total Flextronics International Ltd. shareholders’ equity	2,304,554	2,163,050
Noncontrolling interests	38,300	38,629
Total shareholders’ equity	2,342,854	2,201,679
Total liabilities and shareholders’ equity	$11,919,873	$12,500,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Six-Month Periods Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(In thousands, except per share amounts)
	(Unaudited)

Net sales	$6,528,517	$6,410,106	$13,171,262	$12,201,231
Cost of sales	6,151,436	6,041,683	12,413,396	11,521,773
Gross profit	377,081	368,423	757,866	679,458
Selling, general and administrative expenses	204,590	218,500	413,867	442,119
Intangible amortization	8,232	7,718	15,183	15,920
Interest and other, net	12,506	14,601	31,143	27,174
Other charges (income), net	(2,584)	(1,000)	(46,593)	6,111
Income before income taxes	154,337	128,604	344,266	188,134
Provision for income taxes	15,434	10,399	31,476	10,672
Net income	$138,903	$118,205	$312,790	$177,462

Earnings per share:
Basic	$0.24	$0.19	$0.53	$0.29
Diluted	$0.23	$0.19	$0.52	$0.28
Weighted-average shares used in computing per share amounts:
Basic	585,760	610,775	586,497	618,447
Diluted	595,871	623,620	598,586	631,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended		Six-Month Periods Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(In thousands)
	(Unaudited)
Net income	$138,903	$118,205	$312,790	$177,462
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(5,683)	(11,988)	(9,828)	(29,497)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	(2,433)	9,553	8,292	(581)
Comprehensive income	$130,787	$115,770	$311,254	$147,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Periods Ended
	September 26, 2014	September 27, 2013
	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$312,790	$177,462
Depreciation, amortization and other impairment charges	260,328	227,407
Changes in working capital and other	(266,873)	(51,111)
Net cash provided by operating activities	306,245	353,758
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(167,204)	(321,449)
Proceeds from the disposition of property and equipment	28,809	10,468
Acquisition of businesses, net of cash acquired	(32,589)	(187,543)
Proceeds from divesture of business, net of cash held in divested business	(5,493)	1,000
Other investing activities, net	(28,855)	7,436
Net cash used in investing activities	(205,332)	(490,088)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	11,387	933,447
Repayments of bank borrowings, long-term debt and capital lease obligations	(9,185)	(404,801)
Payments for early retirement of long-term debt	—	(544,840)
Payments for repurchases of ordinary shares	(206,771)	(324,594)
Net proceeds from issuance of ordinary shares	11,412	19,637
Other financing activities, net	3,382	14,743
Net cash used in financing activities	(189,775)	(306,408)
Effect of exchange rates on cash and cash equivalents	9,486	(17,283)
Net decrease in cash and cash equivalents	(79,376)	(460,021)
Cash and cash equivalents, beginning of period	1,593,728	1,587,087
Cash and cash equivalents, end of period	$1,514,352	$1,127,066

Non-cash investing activity:
Accounts payable for fixed assets purchases	$51,814	$155,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION

Organization of the Company

Flextronics International Ltd. (“Flextronics” or the “Company”) was incorporated in the Republic of Singapore in May 1990. The Company’s operations have expanded over the years through a combination of organic growth and acquisitions. The Company is a globally-recognized leading provider of supply chain solutions that span from concept through consumption. The Company designs, builds, ships and services a complete packaged electronic product for original equipment manufacturers (“OEMs”) in the following business groups: High Reliability Solutions (“HRS”), which is comprised of our medical, automotive, and defense and aerospace businesses; Consumer Technology Group (“CTG”), which includes our mobile devices business, including smart phones; our consumer electronics business, including game consoles and wearable electronics; and our high-volume computing business, including various supply chain solutions for notebook personal computing (“PC”), tablets, and printers; Industrial and Emerging Industries (“IEI”), which is comprised of our household appliances, semi-cap equipment, kiosks, energy and emerging industries businesses; and Integrated Network Solutions (“INS”), which includes our telecommunications infrastructure, data networking, connected home, and server and storage businesses. The Company’s strategy is to provide customers with a full range of cost competitive, vertically integrated global supply chain solutions through which the Company can design, build, ship and service complete packaged products for its OEM customers. This enables our OEM customers to leverage the Company’s supply chain solutions to meet their product requirements throughout the entire product life cycle.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2014 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended September 26, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015.

The first quarters for fiscal year 2015 and fiscal year 2014 ended on June 27, 2014, which is comprised of 88 days in the period, and June 28, 2013, which is comprised of 89 days in period, respectively. The second quarter for fiscal year 2015 and fiscal year 2014 ended on September 26, 2014 and September 27, 2013, which are comprised of 91 days in both periods, respectively.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued guidance which requires an entity to report a disposal of a component of an entity in discontinued operations if the disposal represents a strategic shift that has a major effect on an entity’s operations and financial results when the component of an entity meets certain criteria to be classified as held for sale, or when the component of an entity is disposed of by a sale or disposed of other than by a sale. Further, additional disclosures about discontinued operations should include the following for the periods in which the results of operations of the discontinued operations are presented in the statement of operations: the major classes of line items constituting pretax profit or loss of discontinued operations; total operating and investing cash flows of discontinued operations; depreciation, amortization, capital expenditures, and significant operating and investing noncash items of discontinued operations; pretax profit or loss attributable to the parent if a discontinued operation includes a non-controlling interest; a reconciliation of major classes of assets, liabilities of the discontinued operation classified as held for sale; and a reconciliation of major classes of line items constituting the pretax profit or loss of the discontinued operation. The Company early adopted this accounting standard update in the first quarter of fiscal year 2015.  During the first quarter of fiscal 2015, the Company disposed of a manufacturing facility in Western Europe which did not meet the criteria of discontinued operations under this accounting standard, as further discussed in note 6 to the condensed consolidated financial statements.

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

2.  BALANCE SHEET ITEMS

Inventories

The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of	As of
	September 26, 2014	March 31, 2014
	(In thousands)
Raw materials	$2,422,415	$2,349,278
Work-in-progress	578,211	608,284
Finished goods	626,014	641,446
	$3,626,640	$3,599,008

Goodwill and Other Intangibles

The following table summarizes the activity in the Company’s goodwill account during the six-month period ended September 26, 2014:

Amount
(In thousands)
Balance, beginning of the year	$292,758
Additions (1)	21,707
Purchase accounting adjustments (2)	8,651
Foreign currency translation adjustments	(2,059)
Balance, end of the period	$321,057

(1)                   The goodwill generated from the Company’s business combinations completed during the six-month period ended September 26, 2014 is primarily related to value placed on the acquired employee workforces, service offerings and capabilities of the acquired businesses and expected synergies. The goodwill is not deductible for income tax purposes. See note 12 to the condensed consolidated financial statements for additional information.

(2)                   Fair value adjustment made to certain assets acquired in connection with the Company’s acquisition of Riwisa AG.

The components of acquired intangible assets are as follows:

	As of September 26, 2014			As of March 31, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Intangible assets:
Customer-related intangibles	$211,852	$(152,259)	$59,593	$204,369	$(140,713)	$63,656
Licenses and other intangibles	47,789	(15,202)	32,587	32,564	(11,760)	20,804
Total	$259,641	$(167,461)	$92,180	$236,933	$(152,473)	$84,460

The gross carrying amounts of intangible assets are removed when the recorded amounts have been fully amortized.  During the six-month period ended September 26, 2014, the value of customer-related intangible assets increased by $8.5 million in connection with the Company’s acquisitions, and licenses and other intangibles increased by $15.7 million primarily as a result of the purchase of certain technology rights.  The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2015 (1)	$15,741
2016	27,133
2017	18,786
2018	12,825
2019	8,498
Thereafter	9,197
Total amortization expense	$92,180

(1)                     Represents estimated amortization for the remaining six-month period ending March 31, 2015.

Other Current Assets / Liabilities

Other current assets include certain assets purchased on behalf of a customer and financed by a third party banking institution of $267.5 million as of both September 26, 2014 and March 31, 2014, respectively, with a corresponding liability recorded to other current liabilities of $289.6 million and $286.5 million as of September 26, 2014 and March 31, 2014, respectively.

Other current liabilities also includes customer working capital advances of $213.2 million and $754.7 million as of September 26, 2014 and March 31, 2014, respectively. The customer working capital advances are not interest bearing, do not have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production.

3.  SHARE-BASED COMPENSATION

The following table summarizes the Company’s share-based compensation expense:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(In thousands)
Cost of sales	$1,868	$1,866	$3,478	$3,218
Selling, general and administrative expenses	9,051	6,851	19,122	14,088
Total stock-based compensation expense	$10,919	$8,717	$22,600	$17,306

Total unrecognized compensation expense related to share options is $0.3 million, net of estimated forfeitures, and will be recognized over a weighted-average remaining vesting period of one year. As of September 26, 2014, the number of options outstanding and exercisable was 18.3 million and 18.2 million, respectively, both at a weighted-average exercise price of $8.06 per share.

During the six-month period ended September 26, 2014, the Company granted 6.0 million unvested share bonus awards at an average grant date price of $11.75 per share, under its 2010 Equity Incentive Plan.  Of this amount, approximately 0.9 million represents the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions.  The number of shares that ultimately will vest range from zero up to a maximum of 1.8 million based on a measurement of the percentile rank of the Company’s total shareholder return over a certain specified period against the Standard and Poor’s (“S&P”) 500 Composite Index and will cliff vest after a period of three years, if such market conditions have been met.  The average grant-date fair value of these awards was estimated to be $15.81 per share and was calculated using a Monte Carlo simulation.

As of September 26, 2014, approximately 19.3 million unvested share bonus awards were outstanding, of which vesting for a targeted amount of 5.0 million is contingent primarily on meeting certain market conditions.  The number of shares that will ultimately be issued can range from zero to 9.7 million based on the achievement levels of the respective conditions.  During the six-month period ended September 26, 2014, 0.3 million shares vested in connection with the remaining number of share bonus awards with market conditions granted in fiscal 2011, and 0.4 million shares vested in connection with half of the share bonus awards with market conditions granted in fiscal 2012.

As of September 26, 2014, total unrecognized compensation expense related to unvested share bonus awards is $107.7 million, net of estimated forfeitures, and will be recognized over a weighted-average remaining vesting period of 2.8 years. Approximately $20.8 million of the total unrecognized compensation cost, net of estimated forfeitures, is related to awards whereby vesting is contingent on meeting certain market conditions.

4.  EARNINGS PER SHARE

The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(In thousands, except per share amounts)
Basic earnings per share:
Net income	$138,903	$118,205	$312,790	$177,462
Shares used in computation:
Weighted-average ordinary shares outstanding	585,760	610,775	586,497	618,447
Basic earnings per share	$0.24	$0.19	$0.53	$0.29

Diluted earnings per share:
Net income	$138,903	$118,205	$312,790	$177,462
Shares used in computation:
Weighted-average ordinary shares outstanding	585,760	610,775	586,497	618,447
Weighted-average ordinary share equivalents from stock options and awards (1) (2)	10,111	12,845	12,089	13,313
Weighted-average ordinary shares and ordinary share equivalents outstanding	595,871	623,620	598,586	631,760
Diluted earnings per share	$0.23	$0.19	$0.52	$0.28

(1)         Options to purchase ordinary shares of 7.0 million and 18.1 million during the three-month periods ended September 26, 2014 and September 27, 2013, respectively, and share bonus awards of 0.8 million and 1.0 million during the three-month periods ended September 26, 2014 and September 27, 2013, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted average ordinary share equivalents.

(2)         Options to purchase ordinary shares of 12.1 million and 18.7 million during the six-month periods ended September 26, 2014 and September 27, 2013, respectively, and share bonus awards of 0.4 million and 2.4 million during the six-month periods ended September 26, 2014 and September 27, 2013, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted average ordinary share equivalents.

5.  INTEREST AND OTHER, NET

During the three-month and six-month periods ended September 26, 2014, the Company recognized interest expense of $19.0 million and $37.5 million, respectively, on its debt obligations outstanding during the period.  During the three-month and six-month periods ended September 27, 2013, the Company recognized interest expense of $20.3 million and $40.5 million, respectively.

The weighted average interest rates for the Company’s long-term debt were 3.2% and 3.3% for the six-month periods ended September 26, 2014 and September 27, 2013, respectively.

During the three-month and six-month periods ended September 26, 2014, the Company recognized interest income of $4.8 million and $10.1 million, respectively.  During the three-month and six-month periods ended September 27, 2013, the Company recognized interest income of $4.0 million and $7.3 million, respectively.

During the three-month and six-month periods ended September 26, 2014, the Company recognized gains on foreign exchange transactions of $6.8 million and $5.4 million, respectively.  During the three-month and six-month periods ended September 27, 2013, the Company recognized gains on foreign exchange transactions of $3.4 million and $8.0 million, respectively.

6.  OTHER CHARGES (INCOME), NET

During the six-month period ended September 26, 2014, an amendment to a customer contract to reimburse a customer for certain performance provisions was executed which included the removal of a $55.0 million contractual obligation recognized during fiscal year 2014. Accordingly, the Company reversed this charge with a corresponding credit to other charges (income), net in the condensed consolidated statement of operations.

Further, during the six-month period ended September 26, 2014, the Company recognized a loss of $11.0 million in connection with the disposition of a manufacturing facility in Western Europe.  The Company received $11.5 million in cash for the sale of $27.2 million in net assets of the facility.  The loss also includes $4.6 million of estimated transaction costs, partially offset by a gain of $9.3 million for the release of cumulative foreign currency translation gains triggered by the disposition.

During the six-month period ended September 27, 2013, the Company recognized a loss of $7.1 million relating to the exercise of a warrant to purchase shares of a certain supplier and sale of the underlying shares for total proceeds of $67.3 million.

7.  FINANCIAL INSTRUMENTS

Foreign Currency Contracts

The Company enters into forward contracts and foreign currency swap contracts to manage the foreign currency risk associated with monetary accounts and anticipated foreign currency denominated transactions.  The Company hedges committed exposures and does not engage in speculative transactions.  As of September 26, 2014, the aggregate notional amount of the Company’s outstanding foreign currency forward and swap contracts was $5.2 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	2,725,000	—	$444,057	$—
EUR	15,273	13,728	19,518	18,148
HUF	16,348,000	—	67,389	—
MXN	1,889,800	—	142,206	—
MYR	320,000	—	98,720	—
Other	N/A	N/A	131,629	—
			903,519	18,148
Other Forward/Swap Contracts
BRL	—	326,000	—	136,356
CAD	137,524	134,540	125,173	122,175
CNY	4,955,264	3,077,814	803,676	500,000
EUR	530,989	698,030	680,254	897,235
GBP	31,850	57,585	52,081	94,205
HUF	17,297,300	20,225,600	71,303	83,374
JPY	6,914,690	1,354,020	63,471	12,599
MXN	1,157,840	589,470	87,126	44,357
MYR	239,320	37,342	73,830	11,520
SEK	488,358	717,285	68,157	100,930
Other	N/A	N/A	166,590	120,356
			2,191,661	2,123,107

Total Notional Contract Value in USD			$3,095,180	$2,141,255

As of September 26, 2014, the fair value of the Company’s short-term foreign currency contracts was not material and is included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards.  Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the condensed consolidated statements of operations. As of September 26, 2014 and March 31, 2014, the Company also has included net deferred losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to the effective portion of changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. These deferred losses were not material as of September 26, 2014, and are expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations primarily over the next twelve-month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal periods presented and are included as a component of interest and other, net in the condensed consolidated statements of operations.

The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 26, 2014	March 31, 2014	Balance Sheet Location	September 26, 2014	March 31, 2014
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$6,135	$3,464	Other current liabilities	$8,016	$10,457

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$19,816	$4,722	Other current liabilities	$10,896	$6,949

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

8.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	September 26, 2014			September 27, 2013
	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(22,124)	$(97,452)	$(119,576)	$(28,991)	$(76,133)	$(105,124)
Other comprehensive gain (loss) before reclassifications	(2,965)	(3,099)	(6,064)	5,937	(11,988)	(6,051)
Net (gains) losses reclassified from accumulated other comprehensive loss	532	(2,584)	(2,052)	3,616	—	3,616
Net current-period other comprehensive gain (loss)	(2,433)	(5,683)	(8,116)	9,553	(11,988)	(2,435)
Ending balance	$(24,557)	$(103,135)	$(127,692)	$(19,438)	$(88,121)	$(107,559)

	Six-Month Periods Ended
	September 26, 2014			September 27, 2013
	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(32,849)	$(93,307)	$(126,156)	$(18,857)	$(58,624)	$(77,481)
Other comprehensive gain (loss) before reclassifications	(1,965)	2,008	43	(308)	(29,497)	(29,805)
Net (gains) losses reclassified from accumulated other comprehensive loss	10,257	(11,836)	(1,579)	(273)	—	(273)
Net current-period other comprehensive gain (loss)	8,292	(9,828)	(1,536)	(581)	(29,497)	(30,078)
Ending balance	$(24,557)	$(103,135)	$(127,692)	$(19,438)	$(88,121)	$(107,559)

Net losses reclassified from accumulated other comprehensive loss during the six-month period ended September 26, 2014 relating to derivative instruments and other includes $5.8 million attributable to the Company’s cash flow hedge instruments which were recognized as a component of cost of sales in the condensed consolidated statement of operations.

During the six-month period ended September 26, 2014, the Company recognized a loss of $11.0 million in connection with the disposition of a manufacturing facility in Western Europe.  This loss includes the settlement of unrealized losses of $4.2 million on an insignificant defined benefit plan associated with the disposed facility offset by the release of cumulative foreign currency translation gains of $9.3 million, both of which have been reclassified from accumulated other comprehensive loss during the period.  The loss on sale is included in other charges (income), net in the condensed consolidated statement of operations.

Additionally, net gains reclassified from accumulated other comprehensive loss during the six-month period ended September 26, 2014 includes $2.6 million in connection with cumulative translation gains related to the liquidation of a foreign entity, which is included in other charges (income), net in the condensed consolidated statement of operations.

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

Asset-Backed Securitization Programs

The Company continuously sells designated pools of trade receivables under its Global Asset-Backed Securitization Agreement (the “Global Program”) and its North American Asset-Backed Securitization Agreement (the “North American Program,” collectively, the “ABS Programs”) to affiliated special purpose entities, each of which in turn sells 100% of the receivables to unaffiliated financial institutions. These programs allow the operating subsidiaries to receive a cash payment and a deferred purchase price receivable for sold receivables.  Following the transfer of the receivables to the special purpose entities, the transferred receivables are isolated from the Company and its affiliates, and upon the sale of the receivables from the special purpose entities to the unaffiliated financial institutions effective control of the transferred receivables is passed to the unaffiliated financial institutions, which has the right to pledge or sell the receivables. Although the special purpose entities are consolidated by the Company, they are separate corporate entities and their assets are available first to satisfy the claims of their creditors. The investment limits set by the financial institutions are $500.0 million for the Global Program and $225.0 million for the North American Program. Both programs require a minimum level of deferred purchase price receivable to be retained by the Company in connection with the sales.

The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.1% to 0.5% of serviced receivables per annum.  Servicing fees recognized during the three-month and six-month periods ended September 26, 2014 and September 27, 2013 were not material and are included in interest and other, net within the condensed consolidated statements of operations.  As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets and liabilities are recognized.

As of September 26, 2014, approximately $1.1 billion of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds of $673.6 million and deferred purchase price receivables of approximately $426.1 million.  As of March 31, 2014, approximately $1.2 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $729.3 million and deferred purchase price receivables of approximately $470.9 million.  The portion of the purchase price for the receivables which is not paid by the unaffiliated financial institutions in cash is a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction.  The deferred purchase price receivables are included in other current assets as of September 26, 2014 and March 31, 2014, and were carried at the expected recovery amount of the related receivables.  The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a loss on sale of the related receivables and recorded in interest and other, net in the condensed consolidated statements of operations and were immaterial for all periods presented.

As of September 26, 2014 and March 31, 2014, the accounts receivable balances that were sold under the ABS Programs were removed from the condensed consolidated balance sheets and the net cash proceeds received by the Company were included as cash provided by operating activities in the condensed consolidated statements of cash flows.

For the six-month periods ended September 26, 2014 and September 27, 2013, cash flows from sales of receivables under the ABS Programs consisted of approximately $2.1 billion and $1.9 billion for transfers of receivables, respectively (of which approximately $76.5 million and $182.7 million, respectively, represented new transfers and the remainder proceeds from collections reinvested in revolving-period transfers).

The following table summarizes the activity in the deferred purchase price receivables account:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(In thousands)
Beginning balance	$463,124	$420,887	$470,908	$412,357
Transfers of receivables	720,921	983,623	1,499,781	1,866,540
Collections	(757,988)	(846,199)	(1,544,632)	(1,720,586)
Ending balance	$426,057	$558,311	$426,057	$558,311

Trade Accounts Receivable Sale Programs

The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected was approximately $571.5 million and $341.8 million as of September 26, 2014 and March 31, 2014, respectively. For the six-month periods ended September 26, 2014 and September 27, 2013, total accounts receivable sold to certain third party banking institutions was approximately $2.3 billion and $1.2 billion, respectively.  The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.

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

The Company has accrued for certain contingent consideration in connection with its business acquisitions, which is measured at fair value based on internal cash flow models and other inputs. The following table summarizes the activities related to contingent consideration:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(In thousands)
Beginning balance	$11,300	$19,000	$11,300	$25,000
Additions to accrual	4,500	—	4,500	—
Fair value adjustments	—	(3,000)	—	(9,000)
Ending balance	$15,800	$16,000	$15,800	$16,000

The Company values deferred purchase price receivables relating to its asset-backed securitization program based on a discounted cash flow analysis using unobservable inputs (i.e., level 3 inputs), which are primarily risk free interest rates adjusted for the credit quality of the underlying creditor.  Due to its high credit quality and short term maturity the fair value approximates carrying value.  Significant increases in either of the major unobservable inputs (credit spread, risk free interest rate) in isolation would result in lower fair value estimates, however the impact is not meaningful.  The interrelationship between these inputs is also insignificant.  Refer to note 9 to the condensed consolidated financial statements for a reconciliation of the change in the deferred purchase price receivable during the three-month and six-month periods ended September 26, 2014 and September 27, 2013.

There were no transfers between levels in the fair value hierarchy during the three-month and six-month periods ended September 26, 2014 and September 27, 2013.

Financial Instruments Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of September 26, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$528,169	$—	$528,169
Deferred purchase price receivable (Note 9)	—	—	426,057	426,057
Foreign exchange forward contracts (Note 7)	—	25,951	—	25,951
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	9,216	37,245	—	46,461
Liabilities:
Foreign exchange forward contracts (Note 7)	$—	$(18,912)	$—	$(18,912)
Contingent consideration in connection with business acquisitions	—	—	(15,800)	(15,800)

	Fair Value Measurements as of March 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$552,928	$—	$552,928
Deferred purchase price receivable (Note 9)	—	—	470,908	470,908
Foreign exchange forward contracts (Note 7)	—	8,186	—	8,186
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	9,456	36,751	—	46,207
Liabilities:
Foreign exchange forward contracts (Note 7)	$—	$(17,406)	$—	$(17,406)
Contingent consideration in connection with business acquisitions	—	—	(11,300)	(11,300)

Assets Measured at Fair Value on a Nonrecurring Basis

Assets held for sale are recorded at the lesser of the carrying value or fair value, which is based on comparable sales from prevailing market data (level 2 inputs).  As of September 26, 2014 and March 31, 2014, the fair value of assets that were no longer in use and held for sale totaled approximately $3.6 million and $43.5 million, respectively. These assets primarily represent manufacturing facilities that have been closed as part of the Company’s historical facility consolidations and that met the criteria to be classified as held for sale. During the six-month period ended September 26, 2014, the Company sold $39.9 million of assets held for sale.

There were no transfers between levels in the fair value hierarchy for assets held-for-sale during the three-month and six-month periods ended September 26, 2014 and September 27, 2013.

Other financial instruments

The following table presents the Company’s debt not carried at fair value:

	As of September 26, 2014		As of March 31, 2014
	Carrying	Fair	Carrying	Fair	Fair Value
	Amount	Value	Amount	Value	Hierarchy
	(In thousands)
Term Loan, including current portion, due in installments through August 2018	$600,000	$585,750	$600,000	$591,750	Level 1
Term Loan, including current portion, due in installments through March 2019	493,750	484,803	500,000	497,190	Level 1
4.625% Notes due February 2020	500,000	502,510	500,000	504,688	Level 1
5.000% Notes due February 2023	500,000	505,000	500,000	517,650	Level 1
Total	$2,093,750	$2,078,063	$2,100,000	$2,111,278

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

The components of the restructuring charges by geographic region incurred during the six-month period ended September 27, 2013 were as follows:

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

During the six-month period ended September 26, 2014, the Company paid approximately $25.0 million for restructuring charges.  Total restructuring charges accrued as of September 26, 2014 were approximately $17.4 million, of which the majority was classified as a short-term obligation.

12. BUSINESS AND ASSETS ACQUISITIONS

During the three-month period ended September 26, 2014, the Company completed two acquisitions that were not individually, nor in the aggregate, significant to the consolidated financial position, results of operations and cash flows of the Company.  Both of the acquired businesses expanded the Company’s capabilities in the medical devices market, particularly precision plastics.  The total consideration was paid in cash and amounted to $31.4 million net of $5.6 million of cash held by the acquirees.  The Company recorded goodwill of $21.7 million in connection with these acquisitions.  The results of operations were included in the Company’s consolidated financial results beginning on the date of these acquisitions. Pro-forma results of operations for these acquisitions have not been presented because the effects of the acquisitions were immaterial to the Company’s consolidated financial results for all periods presented.

The Company is in the process of evaluating the fair value of the assets and liabilities related to business combinations completed during the recent periods. Additional information, which existed as of the acquisition date, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the date of acquisition.  Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill during the respective measurement periods.

13.  COMMITMENTS AND CONTINGENCIES

Litigation and other legal matters

On December 11, 2013, Xilinx, Inc. (plaintiff) filed a lawsuit in Santa Clara County, California, Superior Court against Flextronics International, Ltd.; Flextronics International USA, Inc.; and Flextronics Corporation (Case No. 113CV257431).  The complaint asserts various claims, including fraud, negligent misrepresentation, breach of contract, and unfair competition, based on specific alleged incidents concerning our purchases and sales of Xilinx products.  The plaintiff seeks an unspecified amount of compensatory, statutory, punitive, and other forms of damages, injunctive relief, and attorneys’ fees and costs.  The plaintiff also seeks a jury trial.  On June 25, 2014, we filed motions for Demurrer and to Strike asking the court to dismiss the claims against us.  The court has scheduled a hearing on the motions for December 19, 2014.  Although the outcome of this matter is currently not determinable, management expects that any losses that are probable or reasonably possible of being incurred as a result of this matter, which are in excess of amounts already accrued in the Company’s condensed consolidated balance sheets, would not be material to the financial statements.

During the six-month period ended September 26, 2014, one of our non-operating Brazilian subsidiaries received an assessment of approximately $100 million related to income and social contribution taxes, interest and penalties.  The Company believes there is no legal basis for the assessment and expects that any losses are remote.  The Company plans to vigorously defend itself through the administrative and judicial processes.

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

14.  SHARE REPURCHASES

During the three-month and six-month periods ended September 26, 2014 the Company repurchased 9.3 million shares at an aggregate purchase price of $101.3 million and 19.8 million shares at an aggregate purchase price of $203.4 million, respectively, and retired all of these shares.

Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $500 million in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Extraordinary General Meeting held on August 28, 2014. As of September 26, 2014, shares in the aggregate amount of $456.7 million were available to be repurchased under the current plan.

15.  SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Condensed Consolidating Balance Sheets as of September 26, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$470,139	$321,665	$722,548	$—	$1,514,352
Accounts receivable	—	1,189,969	1,336,911	—	2,526,880
Inventories	—	1,653,596	1,973,044	—	3,626,640
Inter company receivable	10,094,013	8,128,810	10,142,505	(28,365,328)	—
Other current assets	6,577	202,559	1,002,052	—	1,211,188
Total current assets	10,570,729	11,496,599	15,177,060	(28,365,328)	8,879,060
Property and equipment, net	—	504,883	1,689,083	—	2,193,966
Goodwill and other intangible assets, net	625	47,428	365,184	—	413,237
Other assets	2,495,053	108,349	2,196,815	(4,366,607)	433,610
Investment in subsidiaries	930,357	1,372,617	16,077,482	(18,380,456)	—
Total assets	$13,996,764	$13,529,876	$35,505,624	$(51,112,391)	$11,919,873

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$40,000	$35	$5,544	$—	$45,579
Accounts payable	—	1,657,866	3,035,660	—	4,693,526
Accrued payroll	—	117,170	264,096	—	381,266
Inter company payable	9,532,897	11,370,249	7,462,182	(28,365,328)	—
Other current liabilities	26,609	825,056	1,084,239	—	1,935,904
Total current liabilities	9,599,506	13,970,376	11,851,721	(28,365,328)	7,056,275
Long term liabilities	2,092,704	2,091,422	2,703,225	(4,366,607)	2,520,744
Flextronics International Ltd. shareholders’ equity	2,304,554	(2,531,922)	20,912,378	(18,380,456)	2,304,554
Noncontrolling interests	—	—	38,300	—	38,300
Total shareholders’ equity	2,304,554	(2,531,922)	20,950,678	(18,380,456)	2,342,854
Total liabilities and shareholders’ equity	$13,996,764	$13,529,876	$35,505,624	$(51,112,391)	$11,919,873

Condensed Consolidating Balance Sheets as of March 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$638,714	$210,462	$744,552	$—	$1,593,728
Accounts receivable	—	1,203,600	1,494,385	—	2,697,985
Inventories	—	1,701,872	1,897,136	—	3,599,008
Inter company receivable	8,867,520	6,963,002	9,528,158	(25,358,680)	—
Other current assets	246	383,590	1,125,769	—	1,509,605
Total current assets	9,506,480	10,462,526	14,790,000	(25,358,680)	9,400,326
Property and equipment, net	—	490,166	1,798,490	—	2,288,656
Goodwill and other intangible assets, net	775	46,916	329,527	—	377,218
Other assets	2,585,169	120,739	4,692,156	(6,964,114)	433,950
Investment in subsidiaries	3,350,690	822,528	15,965,981	(20,139,199)	—
Total assets	$15,443,114	$11,942,875	$37,576,154	$(52,461,993)	$12,500,150

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$32,500	$60	$15	$—	$32,575
Accounts payable	—	1,614,384	3,133,395	—	4,747,779
Accrued payroll	—	106,046	248,843	—	354,889
Inter company payable	8,607,486	10,126,691	6,624,503	(25,358,680)	—
Other current liabilities	24,868	756,767	1,739,809	—	2,521,444
Total current liabilities	8,664,854	12,603,948	11,746,565	(25,358,680)	7,656,687
Long term liabilities	4,615,210	2,140,985	2,849,703	(6,964,114)	2,641,784
Flextronics International Ltd. shareholders’ equity	2,163,050	(2,802,058)	22,941,257	(20,139,199)	2,163,050
Noncontrolling interest	—	—	38,629	—	38,629
Total shareholders’ equity	2,163,050	(2,802,058)	22,979,886	(20,139,199)	2,201,679
Total liabilities and shareholders’ equity	$15,443,114	$11,942,875	$37,576,154	$(52,461,993)	$12,500,150

Condensed Consolidating Statements of Operations for the Three-Month Period Ended September 26, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$4,456,995	$5,219,767	$(3,148,245)	$6,528,517
Cost of sales	—	4,139,945	5,159,736	(3,148,245)	6,151,436
Gross profit	—	317,050	60,031	—	377,081
Selling, general and administrative expenses	—	57,525	147,065	—	204,590
Intangible amortization	75	605	7,552	—	8,232
Interest and other, net	(68,309)	277,193	(198,962)	—	9,922
Income (loss) from continuing operations before income taxes	68,234	(18,273)	104,376	—	154,337
Provision for income taxes	—	8,142	7,292	—	15,434
Equity in earnings in subsidiaries	70,669	(49,086)	50,147	(71,730)	—
Net income (loss)	$138,903	$(75,501)	$147,231	$(71,730)	$138,903

Condensed Consolidating Statements of Operations for the Three-Month Period Ended September 27, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$4,325,352	$5,239,450	$(3,154,696)	$6,410,106
Cost of sales	—	3,965,291	5,231,088	(3,154,696)	6,041,683
Gross profit	—	360,061	8,362	—	368,423
Selling, general and administrative expenses	—	57,999	160,501	—	218,500
Intangible amortization	75	955	6,688	—	7,718
Interest and other, net	(163,869)	284,155	(106,685)	—	13,601
Income (loss) from continuing operations before income taxes	163,794	16,952	(52,142)	—	128,604
Provision for income taxes	—	2,188	8,211	—	10,399
Equity in earnings in subsidiaries	(45,589)	(85,198)	41,901	88,886	—
Net income (loss)	$118,205	$(70,434)	$(18,452)	$88,886	$118,205

Condensed Consolidating Statements of Operations for the Six-Month Period Ended September 26, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$8,968,224	$10,025,449	$(5,822,411)	$13,171,262
Cost of sales	—	8,298,137	9,937,670	(5,822,411)	12,413,396
Gross profit	—	670,087	87,779	—	757,866
Selling, general and administrative expenses	—	112,019	301,848	—	413,867
Intangible amortization	150	1,229	13,804	—	15,183
Interest and other, net	(51,777)	536,944	(500,617)	—	(15,450)
Income from continuing operations before income taxes	51,627	19,895	272,744	—	344,266
Provision for income taxes	—	14,790	16,686	—	31,476
Equity in earnings in subsidiaries	261,163	12,774	86,579	(360,516)	—
Net income (loss)	$312,790	$17,879	$342,637	$(360,516)	$312,790

Condensed Consolidating Statements of Operations for the Six-Month Period Ended September 27, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$8,066,344	$9,582,043	$(5,447,156)	$12,201,231
Cost of sales	—	7,360,905	9,608,024	(5,447,156)	11,521,773
Gross profit (loss)	—	705,439	(25,981)	—	679,458
Selling, general and administrative expenses	800	118,448	322,871	—	442,119
Intangible amortization	150	2,036	13,734	—	15,920
Interest and other, net	(213,203)	550,750	(304,262)	—	33,285
Income (loss) from continuing operations before income taxes	212,253	34,205	(58,324)	—	188,134
Provision for income taxes	10	6,582	4,080	—	10,672
Equity in earnings in subsidiaries	(34,781)	(95,847)	34,748	95,880	—
Net income (loss)	$177,462	$(68,224)	$(27,656)	$95,880	$177,462

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three-Month Period Ended September 26, 2014

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$138,903	$(75,501)	$147,231	$(71,730)	$138,903
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(5,683)	75,966	65,611	(141,577)	(5,683)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	(2,433)	(2,058)	(2,433)	4,491	(2,433)
Comprehensive income (loss)	$130,787	$(1,593)	$210,409	$(208,816)	$130,787

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three-Month Period Ended September 27, 2013

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$118,205	$(70,434)	$(18,452)	$88,886	$118,205
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(11,988)	(38,084)	(39,132)	77,216	(11,988)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	9,553	4,668	9,553	(14,221)	9,553
Comprehensive income (loss)	$115,770	$(103,850)	$(48,031)	$151,881	$115,770

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Six-Month Period Ended September 26, 2014

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$312,790	$17,879	$342,637	$(360,516)	$312,790
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(9,828)	91,618	71,337	(162,955)	(9,828)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	8,292	(228)	8,292	(8,064)	8,292
Comprehensive income (loss)	$311,254	$109,269	$422,266	$(531,535)	$311,254

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Six-Month Period Ended September 27, 2013

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$177,462	$(68,224)	$(27,656)	$95,880	$177,462
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(29,497)	(64,165)	(66,413)	130,578	(29,497)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	(581)	3,424	(582)	(2,842)	(581)
Comprehensive income (loss)	$147,384	$(128,965)	$(94,651)	$223,616	$147,384

Condensed Consolidating Statements of Cash Flows for the Six-Month Period Ended September 26, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$24,949	$217,745	$63,551	$—	306,245
Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(73,455)	(64,929)	(11)	(138,395)
Acquisition of businesses, net of cash acquired	—	—	(32,589)	—	(32,589)
Proceeds from divesture of business, net of cash held in divested business	—	—	(5,493)	—	(5,493)
Investing cash flows from (to) affiliates	(833,951)	(1,064,718)	351,146	1,547,523	—
Other investing activities, net	—	(6,134)	(22,721)	—	(28,855)
Net cash provided by (used in) investing activities	(833,951)	(1,144,307)	225,414	1,547,512	(205,332)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	—	—	11,387	—	11,387
Repayments of bank borrowings, long-term debt and capital lease obligations	(6,250)	(888)	(2,047)	—	(9,185)
Payments for repurchases of ordinary shares	(206,771)	—	—	—	(206,771)
Net proceeds from issuance of ordinary shares	11,412	—	—	—	11,412
Financing cash flows from (to) affiliates	925,410	1,039,792	(417,690)	(1,547,512)	—
Other financing activities, net	—	—	3,382	—	3,382
Net cash provided by (used in) financing activities	723,801	1,038,904	(404,968)	(1,547,512)	(189,775)
Effect of exchange rates on cash and cash equivalents	(83,374)	(1,139)	93,999	—	9,486
Net increase (decrease) in cash and cash equivalents	(168,575)	111,203	(22,004)	—	(79,376)
Cash and cash equivalents, beginning of period	638,714	210,462	744,552	—	1,593,728
Cash and cash equivalents, end of period	$470,139	$321,665	$722,548	$—	$1,514,352

Condensed Consolidating Statements of Cash Flows for the Six-Month Period Ended September 27, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$199,101	$(729,765)	$884,283	$139	$353,758
Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(175,791)	(135,190)	—	(310,981)
Acquisition of businesses, net of cash acquired	—	(61,587)	(125,956)	—	(187,543)
Proceeds from divestiture of business, net of cash held in divested business	—	—	1,000	—	1,000
Investing cash flows from (to) affiliates	(345,190)	110,985	(2,108,241)	2,342,446	—
Other investing activities, net	—	1,165	6,271	—	7,436
Net cash provided by (used in) investing activities	(345,190)	(125,228)	(2,362,116)	2,342,446	(490,088)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	933,000	278	169	—	933,447
Repayments of bank borrowings, long-term debt and capital lease obligations	(403,821)	(979)	(1)	—	(404,801)
Payments for early retirement of long-term debt	(503,422)	(41,418)	—	—	(544,840)
Payments for repurchases of ordinary shares	(324,594)	—	—	—	(324,594)
Net proceeds from issuance of ordinary shares	19,637	—	—	—	19,637
Financing cash flows from (to) affiliates	(90,262)	823,930	1,608,917	(2,342,585)	—
Other financing activities, net	—	—	14,743	—	14,743
Net cash provided by (used in) financing activities	(369,462)	781,811	1,623,828	(2,342,585)	(306,408)
Effect of exchange rates on cash and cash equivalents	38,541	1,502	(57,326)	—	(17,283)
Net decrease (increase) in cash and cash equivalents	(477,010)	(71,680)	88,669	—	(460,021)
Cash and cash equivalents, beginning of period	740,515	226,372	620,200	—	1,587,087
Cash and cash equivalents, end of period	$263,505	$154,692	$708,869	$—	$1,127,066

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

OVERVIEW

We are a globally-recognized leading provider of supply chain solutions that span from concept through consumption. We design, build, ship and service complete packaged electronic products for original equipment manufacturers (“OEMs”) in the following business groups: High Reliability Solutions (“HRS”), which is comprised of our medical, automotive, and defense and aerospace businesses; Consumer Technology Group (“CTG”), which includes our mobile devices business, including smart phones; our consumer electronics business, including game consoles and wearable electronics; and our high-volume computing business, including various supply chain solutions for notebook personal computing (“PC”), tablets, and printers; Industrial and Emerging Industries (“IEI”), which is comprised of our household appliances, semi-cap equipment, kiosks, energy and emerging industries businesses; and Integrated Network Solutions (“INS”), which includes our telecommunications infrastructure, data networking, connected home, and server and storage businesses.

Our strategy is to provide customers with a full range of cost competitive, vertically integrated global supply chain solutions through which we can design, build, ship and service a complete packaged product for our OEM customers. This enables our OEM customers to leverage our supply chain solutions to meet their product requirements throughout the entire product life cycle.

Over the past few years, we have seen an increased level of diversification by many companies, primarily in the technology sector. Some companies that have historically identified themselves as software providers, internet service providers or e-commerce retailers have started to enter the highly competitive and rapidly evolving technology hardware markets, such as mobile devices, home entertainment and wearable devices. This trend has resulted in a significant change in the manufacturing and supply chain solutions requirements of such companies. While the products have become more complex, the supply chain solutions required by such companies have become more customized and demanding, and it has changed the manufacturing and supply chain landscape significantly.

We use a portfolio management approach to manage our extensive service offerings. As our OEM customers change the way they go to market, we are able to reorganize and rebalance our business portfolio in order to align with our customers’ needs and requirements in an effort to optimize operating results. The objective of our business model is to allow us to be flexible and redeploy and reposition our assets and resources as necessary to meet specific customer’s supply chain solutions across all of the markets we serve and earn a return on our invested capital above the weighted average cost of that capital.

During fiscal year 2014, we launched multiple programs broadly across our portfolio of services and, in some instances, we deployed certain new technologies.  We expect that these new programs will continue to increase in complexity in order to provide competitive advantages to our customers.  We anticipate these programs will continue ramping with an increase in volume production during fiscal year 2015 and beyond.  Until we achieve such higher levels of revenue, we expect that our gross margin and operating margin may be negatively impacted as profitability normally lags revenue growth due to incremental start-up costs, operational inefficiencies, under-absorbed overhead costs and lower manufacturing program volumes while in the ramp phase.  We expect that our margins for these programs will improve over time as the revenue increases due to increased volumes and certain cost control measures.

We are one of the world’s largest providers of global supply chain solutions, with revenues of $13.2 billion for the six-month period ended September 26, 2014 and $26.1 billion in fiscal year 2014.  We have established an extensive network of manufacturing facilities in the world’s major electronics markets (Asia, the Americas and Europe) in order to serve the growing outsourcing needs of both multinational and regional OEMs. We design, build, ship and service electronics products for our customers through a network of facilities in approximately 30 countries across four continents.  As of September 26, 2014, our total manufacturing capacity was approximately 25.0 million square feet.  The following tables set forth the relative percentages and dollar amounts of net sales and net property and equipment, by country, based on the location of our manufacturing sites:

	Three-Month Periods Ended				Six-Month Periods Ended
Net sales:	September 26, 2014		September 27, 2013		September 26, 2014		September 27, 2013
	(In thousands)				(In thousands)
China	$2,476,736	38%	$2,513,539	39%	$5,026,967	38%	$4,648,581	38%
Mexico	876,339	13%	899,752	14%	1,725,937	13%	1,777,225	15%
U.S	689,737	11%	706,346	11%	1,444,457	11%	1,347,132	11%
Malaysia	560,849	9%	562,071	9%	1,101,961	8%	1,097,690	9%
Brazil	545,384	8%	388,956	6%	1,142,031	9%	719,550	6%
Other	1,379,472	21%	1,339,442	21%	2,729,909	21%	2,611,053	21%
	$6,528,517		$6,410,106		$13,171,262		$12,201,231

	As of		As of
Property and equipment, net:	September 26, 2014		March 31, 2014
	(In thousands)
China	$835,028	38%	$941,850	41%
U.S	360,479	16%	362,199	16%
Mexico	290,525	13%	326,287	14%
Malaysia	156,803	7%	153,194	7%
Brazil	98,502	4%	88,867	4%
Other	452,629	22%	416,259	18%
	$2,193,966		$2,288,656

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

	Three-Month Periods Ended		Six-Month Periods Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.2	94.3	94.2	94.4
Gross profit	5.8	5.7	5.8	5.6
Selling, general and administrative expenses	3.1	3.4	3.1	3.6
Intangible amortization	0.1	0.1	0.1	0.1
Interest and other, net	0.2	0.2	0.2	0.2
Other charges (income), net	—	—	(0.3)	0.1
Income before income taxes	2.4	2.0	2.7	1.6
Provision for income taxes	0.2	0.2	0.2	0.1
Net income	2.2%	1.8%	2.5%	1.5%

Net sales

The following table sets forth our net sales by business group and their relative percentages. Historical information has been recast to reflect realignment of customers and/or products between business groups to ensure comparability:

	Three-Month Periods Ended				Six-Month Periods Ended
Business groups:	September 26, 2014		September 27, 2013		September 26, 2014		September 27, 2013
	(In thousands)				(In thousands)
Integrated Network Solutions	$2,408,899	37%	$2,587,528	40%	$4,911,394	37%	$5,119,673	42%
Consumer Technology Group	2,141,444	33%	2,097,495	33%	4,301,577	33%	3,643,978	30%
Industrial & Emerging Industries	1,103,040	17%	939,979	15%	2,237,219	17%	1,846,206	15%
High Reliability Solutions	875,134	13%	785,104	12%	1,721,072	13%	1,591,374	13%
	$6,528,517		$6,410,106		$13,171,262		$12,201,231

Net sales during the three-month and six-month periods ended September 26, 2014 totaled $6.5 billion and $13.2 billion, respectively.  Sales increased by approximately $0.1 billion, or 2%, and $1.0 billion, or 8% from $6.4 billion and $12.2 billion during the three-month and six-month periods ended September 27, 2013, respectively.  Revenue increased across all of our business groups, except for INS, which experienced a marginal decrease.

The increase in revenue from our IEI business group is primarily attributable to a broad increase across product categories, most notably in our energy business and in our household appliances businesses. The increased revenue from our HRS business group is primarily due to higher sales to our automotive customers as a result of an increased use of electronics throughout vehicles in areas such as in-car connectivity, LED lighting, and power management.  The increased revenue from our CTG business group is primarily as a result of our acquisition of certain manufacturing operations from Google’s Motorola Mobility LLC (Motorola) during the first quarter of fiscal 2014 and the business ramping up during the mid to latter part of fiscal 2014. These increases were offset by a decrease in revenue in our INS business group amounting to $0.2 billion for both the three-month and six-month periods ended September 26, 2014 primarily attributable to broad softness in our connected home and telecom businesses.

For the three-month and six-month periods ended September 26, 2014, net sales increased $100.1 million to $2.1 billion and $450.4 million to $4.3 billion in the Americas, respectively, and increased $46.6 million to $1.1 billion and $115.1 million to $2.1 billion in Europe, respectively. Net sales in Asia decreased $28.3 million to $3.3 billion for the three-month period ended September 26, 2014, while increasing $404.6 million to $6.7 billion for the six-month period then ended.

Our ten largest customers during the three-month and six-month periods ended September 26, 2014 accounted for approximately 51% and 52% of net sales, respectively. Google (including Motorola) accounted for more than 10% of net sales during the three-month and six-month periods ended September 26, 2014. Our ten largest customers during the three-month and six-month periods ended September 27, 2013 accounted for approximately 52% and 50% of net sales, respectively. Google (including Motorola) accounted for more than 10% of net sales during the three-month period ended September 27, 2013. No single customer accounted for greater than 10% of our net sales during the six-month period ended September 27, 2013.

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

Gross profit during the three-month period ended September 26, 2014 increased $8.7 million to $377.1 million, or 5.8% of net sales from $368.4 million, or 5.7% of net sales, during the three-month period ended September 27, 2013. Gross profit during the six-month period ended September 26, 2014 increased $78.4 million to $757.9 million, or 5.8% of net sales from $679.5 million, or 5.6% of net sales, during the six-month period ended September 27, 2013.  Gross margins improved 10 basis points and 20 basis points in the three-month and six-month periods ended September 26, 2014 compared to that of the three-month and six-month periods ended September 27, 2013 primarily as a result of increased revenues and favorable product mix from our higher margin business groups such as IEI and HRS coupled with benefits of an improved cost structure following our restructuring activities completed in fiscal year 2014.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) amounted to $204.6 million, or 3.1% of net sales, during the three-month period ended September 26, 2014, decreasing $13.9 million from $218.5 million, or 3.4% of net sales, during the three-month period ended September 27, 2013. SG&A was $413.9 million, or 3.1% of net sales, during the six-month period ended September 26, 2014, decreasing $28.3 million from $442.1 million, or 3.6% of net sales, during the six-month period ended September 27, 2013.  Our SG&A expenses decreased in the current year periods, both in dollars and as a percentage of revenue, primarily as a result of certain cost reduction and rationalization measures that we undertook in the prior fiscal year.

Intangible amortization

Amortization of intangible assets increased by $0.5 million during the three-month period ended September 26, 2014 to $8.2 million from $7.7 million for the three-month period ended September 27, 2013 primarily due to incremental amortization expenses on intangible assets relating to our acquisitions completed during the latter part of fiscal 2014 and during fiscal 2015, as well as the purchase of certain technology rights during fiscal 2015 as further discussed in note 2 to the condensed consolidated financial statements.

Amortization of intangible assets decreased by $0.7 million during the six-month period ended September 26, 2014 to $15.2 million from $15.9 million for the six-month period ended September 27, 2013 primarily due to certain high value intangible assets that were fully amortized during fiscal year 2014, resulting in lower amortization expense during the current fiscal year. The decrease was offset by incremental intangible amortization expense in connection with our recent acquisitions, as well as the purchase of certain technology rights as discussed above.

Interest and other, net

Interest and other, net was $12.5 million during the three-month period ended September 26, 2014 compared to $14.6 million during the three-month period ended September 27, 2013. The decrease in interest and other, net of $2.1 million was primarily due to an increase in foreign currency gains in the current period mainly associated with the strength of the Chinese renminbi (“RMB”) combined with lower interest on our debt facilities that were refinanced during the period ended September 27, 2013 and in the later part of fiscal 2014.

Interest and other, net was $31.1 million during the six-month period ended September 26, 2014 compared to $27.2 million during the six-month period ended September 27, 2013. The increase in interest and other, net of $3.9 million was primarily due to a decrease in foreign currency gains as a result of losses incurred during the first quarter of fiscal 2015 associated with the weakened Chinese RMB during that period, partially offset by an increase in income of $6.0 million during the six-month period ended September 27, 2013 relating to the fair value adjustment of contingent consideration in connection with certain insignificant business acquisitions, and a decrease in interest expense as a result of refinancing of certain debt facilities as described above.

Refer to note 5 to the condensed consolidated financial statements for further discussion of our interest and other, net activities.

Other charges (income), net

Other income, net remained relatively consistent for the three-month periods ended September 26, 2014 and September 27, 2013, respectively.

Other income, net was $46.6 million during the six-month period ended September 26, 2014 principally as a result of the reversal of a contractual obligation with a certain customer recognized during the fourth quarter of fiscal 2014 in the amount of $55.0 million.  We executed an amendment to the customer contract during the first quarter of fiscal year 2015 which relieved us of this contractual commitment.  This was partially offset by an $11.0 million loss in connection with the disposition of a manufacturing facility in Western Europe.

During the six-month period ended September 27, 2013, we recognized a loss of $7.1 million relating to the exercise of a warrant to purchase shares of a certain supplier and sale of the underlying shares for total proceeds of $67.3 million.

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

The consolidated effective tax rate was 10.0% and 9.1% for the three and six-month periods ended September 26, 2014, respectively, and 8.1% and 5.7% for the three and six-month periods ended September 27, 2013, respectively.  The consolidated effective tax rate varies from the Singapore statutory rate of 17.0% as a result of recognition of earnings in different jurisdictions, operating loss carryforwards, income tax credits, previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effect of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia and Israel. We generate most of our revenues and profits from operations outside of Singapore. The effective tax rate for the six-month period ended September 26, 2014 is higher than the effective tax rate for the six-month period ended September 27, 2013 primarily as a result of changes in various valuation allowance positions and a shift in jurisdictional mix of income to higher tax jurisdictions, partially offset by a net decrease in the liabilities for uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

As of September 26, 2014, we had cash and cash equivalents of approximately $1.5 billion and bank and other borrowings of approximately $2.1 billion. We also have a $1.5 billion revolving credit facility that expires in March 2019, under which there were no borrowings outstanding as of the end of the quarter.  As of September 26, 2014, we were in compliance with the covenants under each of our existing credit facilities and indentures.

Cash provided by operating activities was $306.2 million during the six-month period ended September 26, 2014. This resulted primarily from $312.8 million of net income for the period plus $260.3 million of non-cash charges such as depreciation, amortization, and other impairment charges, offset by $266.9 million from changes in our operating assets and liabilities, which was mainly related to reductions in customer deposits that were received in prior periods to support increased working capital requirements in those periods.

For the quarterly periods indicated, certain key liquidity metrics were as follows:

Three-Month Periods Ended
	September 26, 2014	June 27, 2014	March 31, 2014	December 31, 2013	September 27, 2013

Days in trade accounts receivable	44 days	45 days	42 days	38 days	42 days
Days in inventory	53 days	52 days	54 days	53 days	53 days
Days in accounts payable	70 days	69 days	70 days	68 days	71 days
Cash conversion cycle	27 days	28 days	26 days	23 days	24 days

Days in trade accounts receivable was calculated as average accounts receivable for the current and prior quarters, adding back the reduction in accounts receivable resulting from non-cash accounts receivable sales, divided by annualized sales for the current quarter by day. During the three-month period ended September 26, 2014, days in trade accounts receivable increased by 2 days compared to the three-month period ended September 27, 2013 largely due to timing of invoicing customers during the current period.  Non-cash accounts receivable sales or deferred purchase price receivables included for the purposes of the calculation were $426.1 million, $463.1 million, $470.9 million, $528.8 million and $558.3 million for the quarters ended September 26, 2014, June 27, 2014, March 31, 2014, December 31, 2013 and September 27, 2013, respectively. Deferred purchase price receivables are recorded in other current assets in the condensed consolidated balance sheets. For further information regarding deferred purchase price receivables see note 9 to the condensed consolidated financial statements.

Days in inventory was calculated as the average inventory for the current and prior quarters divided by annualized cost of sales for the respective quarter by day.  Days in inventory remained consistent at 53 days for both the three-month periods ended September 26, 2014 and September 27, 2013.

Days in accounts payable was calculated as the average accounts payable for the current and prior quarters divided by annualized cost of sales for the respective quarter by day. Days in accounts payable decreased by 1 day during the three-month period ended September 26, 2014, compared to the three-month period ended September 27, 2013 primarily due to timing of payments.

Our cash conversion cycle was calculated as the sum of days of inventory and days of accounts receivables outstanding less days payable outstanding.  During the three-month period ended September 26, 2014, our cash conversion cycle increased by 3 days compared to the three-month period ended September 27, 2013, due to the factors for each of the components in the calculation discussed above.

Cash used by investing activities amounted to $205.3 million during the six-month period ended September 26, 2014.  This resulted primarily from $138.4 million in net capital expenditures for property and equipment to support certain programs and the payment of $32.6 million primarily for the acquisition of two businesses completed during the six-month period ended September 26, 2014.  Other investing activities also includes $15.7 million paid for the purchase of certain technology rights as further discussed in note 2 to the condensed consolidated financial statements.

We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our free cash flow is calculated as cash from operations less net purchases of property and equipment. Our free cash flows for the six-month period ended September 26, 2014 was $167.9 million compared to $42.8 million for the six-month period ended September 27, 2013. Free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities.  Free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Six-Month Periods Ended
	September 26, 2014	September 27, 2013
	(In thousands)
Net cash provided by operating activities	$306,245	$353,758
Purchases of property and equipment	(167,204)	(321,449)
Proceeds from the disposition of property and equipment	28,809	10,468
Free cash flow	$167,850	$42,777

Cash used in financing activities was $189.8 million during the six-month period ended September 26, 2014, which was primarily the result of cash paid for the repurchase of our ordinary shares in the amount of $206.8 million partially offset by proceeds from the issuance of our shares for option exercises amounting to $11.4 million and net proceeds from bank borrowings and long-term debt of $2.2 million.

Our cash balances are held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months. As of September 26, 2014 and March 31, 2014, over half of our cash and cash equivalents was held by foreign subsidiaries outside of Singapore.  Although substantially all of the amounts held outside of Singapore could be repatriated, under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $779.0 million as of March 31, 2014). Repatriation could result in an additional income tax payment, however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.

Future liquidity needs will depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, the levels of shipments and changes in the volumes of customer orders, and our targeted business and asset acquisitions.

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

Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Extraordinary General Meeting which was held on August 28, 2014.  During the six-month period ended September 26, 2014, we paid $206.8 million to repurchase shares (under the current and prior repurchase plans) at an average price of $10.20 per share.  As of September 26, 2014, shares in the aggregate amount of $456.7 million were available to be repurchased under the current plan.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report

on our Form 10-K for the fiscal year ended March 31, 2014.  There have been no material changes in our contractual obligations and commitments since March 31, 2014, except for the reversal of a contractual obligation during the first quarter of fiscal 2015 with a certain customer that was recognized during the fourth quarter of fiscal 2014 in the amount of $55.0 million discussed in note 6 to the condensed consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We sell designated pools of trade receivables to unaffiliated financial institutions under our ABS programs, and in addition to cash, we receive a deferred purchase price receivable for each pool of the receivables sold. Each of these deferred purchase price receivables serves as additional credit support to the financial institutions and is recorded at its estimated fair value. As of September 26, 2014 and March 31, 2014, the fair values of our deferred purchase price receivable were approximately $426.1 million and $470.9 million, respectively. As of September 26, 2014 and March 31, 2014, the outstanding balances on receivables sold for cash were $1.2 billion and $1.1 billion, respectively, under all our accounts receivable sales programs, which are not included in our condensed consolidated balance sheets. For further information see note 9 of our notes to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the six-month period ended September 26, 2014 as compared to the fiscal year ended March 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 26, 2014, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 26, 2014, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our second quarter of fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material legal proceedings, see note 13 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements, which is incorporated herein by reference.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of our ordinary shares made by us for the period from June 28, 2014 through September 26, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 28 - August 1, 2014 (1) (2)	1,843,436	$10.84	1,843,436	$266,981,068
August 2 - August 29, 2014 (1) (2)	3,553,064	$10.71	3,553,064	$225,601,517
August 30 - September 26, 2014 (1) (3)	3,942,562	$10.97	3,942,562	$456,732,288
Total	9,339,062		9,339,062

(1)         During the period from June 28, 2014 through September 26, 2014, all purchases were made pursuant to the programs discussed below in open market transactions.  All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)         On July 24, 2013, our Board of Directors authorized the repurchase of up to 10% of our outstanding ordinary shares which was subsequently approved by our shareholders at the Extraordinary General Meeting held on July 29, 2013. As of June 27, 2014, we had 26.5 million shares available to be repurchased under this plan, of which 5.4 million shares we repurchased prior to August 28, 2014 (after which authorization under this plan terminated).

(3)         On August 28, 2014, our Board of Directors authorized the repurchase of our outstanding ordinary shares for up to $500 million. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Extraordinary General Meeting held on the same date as the Board authorization.  As of September 26, 2014, shares in the aggregate amount of $456.7 million were available to be repurchased under the current plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits — See Index to Exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXTRONICS INTERNATIONAL LTD.
(Registrant)

/s/ Michael M. McNamara
Michael M. McNamara
Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2014
/s/ Christopher Collier
Christopher Collier
Chief Financial Officer
(Principal Financial Officer)

Date: October 30, 2014

EXHIBIT INDEX

Exhibit No.	Exhibit
4.01

Second Supplemental Indenture, dated as of August 25, 2014, among the Company, the Guarantor party thereto and U.S. Bank National Association, as Trustee, to the Indenture, dated as of February 20, 2013, by and between the Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee, related to the Company’s 4.625% Notes due 2020 and 5.000% Notes due 2023.

10.01	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for certain executive fiscal year 2015 performance-based awards.
10.02	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for CEO FY15 performance-based award.
15.01	Letter in lieu of consent of Deloitte & Touche LLP.
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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