Form 10-Q
period 2014-12-31
FLEXTRONICS INTERNATIONAL LTD.
filed 2015-01-29
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 23, 2015
Ordinary Shares, No Par Value	572,375,941

FLEXTRONICS INTERNATIONAL LTD.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Report of Independent Registered Public Accounting Firm	3
	Condensed Consolidated Balance Sheets (unaudited) — December 31, 2014 and March 31, 2014	4
	Condensed Consolidated Statements of Operations (unaudited) — Three-Month and Nine-Month Periods Ended December 31, 2014 and December 31, 2013	5
	Condensed Consolidated Statements of Comprehensive Income (unaudited) — Three-Month and Nine-Month Periods Ended December 31, 2014 and December 31, 2013	6
	Condensed Consolidated Statements of Cash Flows (unaudited) — Nine-Month Periods Ended December 31, 2014 and December 31, 2013	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	33
Signatures		34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flextronics International Ltd.
Singapore

We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of December 31, 2014, and the related condensed consolidated statements of operations and of comprehensive income for the three-month and nine-month periods ended December 31, 2014 and 2013, and the condensed consolidated statements of cash flows for the nine-month periods then ended.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
January 29, 2015

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2014	March 31, 2014
	(In thousands,
	except share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,707,221	$1,593,728
Accounts receivable, net of allowance for doubtful accounts of $7,896 and $5,529 as of December 31, 2014 and March 31, 2014, respectively	2,449,773	2,697,985
Inventories	3,559,640	3,599,008
Other current assets	1,416,586	1,509,605
Total current assets	9,133,220	9,400,326
Property and equipment, net	2,114,681	2,288,656
Goodwill and other intangible assets, net	417,532	377,218
Other assets	425,040	433,950
Total assets	$12,090,473	$12,500,150

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$45,174	$32,575
Accounts payable	4,850,515	4,747,779
Accrued payroll	345,539	354,889
Other current liabilities	1,967,494	2,521,444
Total current liabilities	7,208,722	7,656,687
Long-term debt, net of current portion	2,045,569	2,070,020
Other liabilities	447,337	571,764
Commitments and contingencies (Note 13)
Shareholders’ equity
Flextronics International Ltd. shareholders’ equity
Ordinary shares, no par value; 623,277,843 and 641,666,347 issued, and 573,038,488 and 591,426,992 outstanding as of December 31, 2014 and March 31, 2014, respectively	7,376,355	7,614,515
Treasury shares, at cost; 50,239,355 shares as of December 31, 2014 and March 31, 2014	(388,215)	(388,215)
Accumulated deficit	(4,471,405)	(4,937,094)
Accumulated other comprehensive loss	(165,643)	(126,156)
Total Flextronics International Ltd. shareholders’ equity	2,351,092	2,163,050
Noncontrolling interests	37,753	38,629
Total shareholders’ equity	2,388,845	2,201,679
Total liabilities and shareholders’ equity	$12,090,473	$12,500,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(In thousands, except per share amounts)
	(Unaudited)

Net sales	$7,025,054	$7,183,442	$20,196,316	$19,384,673
Cost of sales	6,616,397	6,784,823	19,029,793	18,306,596
Gross profit	408,657	398,619	1,166,523	1,078,077
Selling, general and administrative expenses	215,993	224,576	629,860	666,695
Intangible amortization	8,045	5,575	23,228	21,495
Interest and other, net	9,035	18,342	40,178	45,516
Other charges (income), net	5,067	(3,599)	(41,526)	2,512
Income before income taxes	170,517	153,725	514,783	341,859
Provision for income taxes	17,618	8,568	49,094	19,240
Net income	$152,899	$145,157	$465,689	$322,619

Earnings per share:
Basic	$0.26	$0.24	$0.80	$0.52
Diluted	$0.26	$0.23	$0.78	$0.51
Weighted-average shares used in computing per share amounts:
Basic	577,157	606,724	583,383	614,539
Diluted	587,201	618,677	594,791	627,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(In thousands)
	(Unaudited)
Net income	$152,899	$145,157	$465,689	$322,619
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(15,154)	(13,960)	(24,982)	(43,457)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	(22,797)	1,097	(14,505)	516
Comprehensive income	$114,948	$132,294	$426,202	$279,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Periods Ended
	December 31, 2014	December 31, 2013
	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$465,689	$322,619
Depreciation, amortization and other impairment charges	404,260	345,044
Changes in working capital and other	(200,525)	450,644
Net cash provided by operating activities	669,424	1,118,307
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(254,970)	(526,026)
Proceeds from the disposition of property and equipment	90,576	64,873
Acquisition of businesses, net of cash acquired	(52,639)	(238,031)
Proceeds from divesture of business, net of cash held in divested business	(5,493)	4,599
Other investing activities, net	(11,517)	(12,067)
Net cash used in investing activities	(234,043)	(706,652)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	234,523	1,003,294
Repayments of bank borrowings, long-term debt and capital lease obligations	(251,337)	(518,549)
Payments for early retirement of long-term debt	—	(544,840)
Payments for repurchases of ordinary shares	(290,752)	(362,693)
Net proceeds from issuance of ordinary shares	12,341	21,106
Other financing activities, net	(29,135)	46,298
Net cash used in financing activities	(324,360)	(355,384)
Effect of exchange rates on cash and cash equivalents	2,472	(26,113)
Net increase in cash and cash equivalents	113,493	30,158
Cash and cash equivalents, beginning of period	1,593,728	1,587,087
Cash and cash equivalents, end of period	$1,707,221	$1,617,245

Non-cash investing activity:
Unpaid purchases of property and equipment	$74,206	$57,483

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2014 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015.

The first quarters for fiscal year 2015 and fiscal year 2014 ended on June 27, 2014, which is comprised of 88 days in the period, and June 28, 2013, which is comprised of 89 days in the period, respectively. The second quarter for fiscal year 2015 and fiscal year 2014 ended on September 26, 2014 and September 27, 2013, which are comprised of 91 days in both periods, respectively. The Company’s third quarter ends on December 31 of each year, which is comprised of 96 days and 95 days in the respective periods for fiscal years 2015 and 2014.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued guidance which requires an entity to report a disposal of a component of an entity in discontinued operations if the disposal represents a strategic shift that has a major effect on an entity’s operations and financial results when the component of an entity meets certain criteria to be classified as held for sale, or when the component of an entity is disposed of by a sale or disposed of other than by a sale. Further, additional disclosures about discontinued

operations should include the following for the periods in which the results of operations of the discontinued operations are presented in the statement of operations: the major classes of line items constituting pretax profit or loss of discontinued operations; total operating and investing cash flows of discontinued operations; depreciation, amortization, capital expenditures, and significant operating and investing noncash items of discontinued operations; pretax profit or loss attributable to the parent if a discontinued operation includes a non-controlling interest; a reconciliation of major classes of assets and liabilities of the discontinued operation classified as held for sale; and a reconciliation of major classes of line items constituting the pretax profit or loss of the discontinued operation. The Company early adopted this accounting standard update in the first quarter of fiscal year 2015.  During the first quarter of fiscal 2015, the Company disposed of a manufacturing facility in Western Europe which did not meet the criteria of discontinued operations under this accounting standard, as further discussed in note 6 to the condensed consolidated financial statements.

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

2.  BALANCE SHEET ITEMS

Inventories

The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of	As of
	December 31, 2014	March 31, 2014
	(In thousands)
Raw materials	$2,336,860	$2,349,278
Work-in-progress	549,732	608,284
Finished goods	673,048	641,446
	$3,559,640	$3,599,008

Goodwill and Other Intangibles

The following table summarizes the activity in the Company’s goodwill account during the nine-month period ended December 31, 2014:

Amount
(In thousands)
Balance, beginning of the year	$292,758
Additions (1)	36,467
Purchase accounting adjustments (2)	8,651
Foreign currency translation adjustments	(3,393)
Balance, end of the period	$334,483

(1)                   The goodwill generated from the Company’s business combinations completed during the nine-month period ended December 31, 2014 is primarily related to value placed on the acquired employee workforces, service offerings and capabilities of the acquired businesses and expected synergies. The goodwill is not deductible for income tax purposes. See note 12 to the condensed consolidated financial statements for additional information.

(2)                   Fair value adjustment made to certain assets acquired in connection with the Company’s acquisition of Riwisa AG during the three-month ended December 31, 2013.

The components of acquired intangible assets are as follows:

	As of December 31, 2014			As of March 31, 2014
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Intangible assets:
Customer-related intangibles	$126,712	$(73,867)	$52,845	$204,369	$(140,713)	$63,656
Licenses and other intangibles	39,793	(9,589)	30,204	32,564	(11,760)	20,804
Total	$166,505	$(83,456)	$83,049	$236,933	$(152,473)	$84,460

The gross carrying amounts of intangible assets are removed when the recorded amounts have been fully amortized.  During the nine-month period ended December 31, 2014, the value of customer-related intangible assets increased by $8.5 million in connection with the Company’s acquisitions, and licenses and other intangibles increased by $15.7 million primarily as a result of the purchase of certain technology rights.  The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2015 (1)	$7,496
2016	26,582
2017	18,404
2018	12,564
2019	8,326
Thereafter	9,677
Total amortization expense	$83,049

(1)                     Represents estimated amortization for the remaining three-month period ending March 31, 2015.

Other Current Assets / Liabilities

In connection with a prior year acquisition, the Company entered into an agreement with a customer and a third party banking institution to procure certain manufacturing equipment that was financed by the third party banking institution, acting as an agent of the customer.  The manufacturing equipment was used exclusively for the benefit of this customer.  The Company has the ability to settle the obligation related to these financed assets by returning the equipment to the customer and cannot be required to pay cash by either the customer or the third party banking institution.  During the current fiscal year, the Company ceased manufacturing of the product related to the financed equipment.  As a result, the Company as an agent on behalf of the customer is in the process of dispositioning the equipment and forwarding the proceeds to the third party banking institution reducing the outstanding obligation.  The value of the equipment financed by the third party was $272.0 million and $267.5 million as of December 31, 2014 and March 31, 2014, respectively and is included in other current assets.  The outstanding balance due to the third party banking institution related to the financed equipment was $263.7 million and $286.5 million as of December 31, 2014 and March 31, 2014, respectively and is included in other current liabilities.

Other current liabilities also includes deferred revenue of $287.0 million and $296.3 million, and customer working capital advances of $213.0 million and $754.7 million as of December 31, 2014 and March 31, 2014, respectively. The customer working capital advances are not interest bearing, do not have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production.

3.  SHARE-BASED COMPENSATION

The following table summarizes the Company’s share-based compensation expense:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(In thousands)
Cost of sales	$2,083	$1,800	$5,562	$5,018
Selling, general and administrative expenses	12,136	11,311	31,259	25,399
Total share-based compensation expense	$14,219	$13,111	$36,821	$30,417

Total unrecognized compensation expense related to share options is $0.2 million, net of estimated forfeitures, and will be recognized over a weighted-average remaining vesting period of 1.5 years. As of December 31, 2014, the number of options outstanding and exercisable was 17.3 million, respectively, both at a weighted-average exercise price of $7.87 per share.

During the nine-month period ended December 31, 2014, the Company granted 6.4 million unvested share bonus awards at an average grant date price of $11.71 per share, under its 2010 Equity Incentive Plan.  Of this amount, approximately 1.0 million represents the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions.  The number of shares that ultimately will vest range from zero up to a maximum of 2.0 million based on a measurement of the percentile rank of the Company’s total shareholder return over a certain specified period against the Standard and Poor’s (“S&P”) 500 Composite Index and will cliff vest after a period of three years, if such market conditions have been met.  The average grant-date fair value of these awards was estimated to be $15.81 per share and was calculated using a Monte Carlo simulation.

As of December 31, 2014, approximately 19.1 million unvested share bonus awards were outstanding, of which vesting for a targeted amount of 5.0 million is contingent primarily on meeting certain market conditions.  The number of shares that will ultimately be issued can range from zero to 9.7 million based on the achievement levels of the respective conditions.  During the nine-month period ended December 31, 2014, 0.3 million shares vested in connection with the remaining number of share bonus awards with market conditions granted in fiscal 2011, and 0.4 million shares vested in connection with half of the share bonus awards with market conditions granted in fiscal 2012.

As of December 31, 2014, total unrecognized compensation expense related to unvested share bonus awards is $98.0 million, net of estimated forfeitures, and will be recognized over a weighted-average remaining vesting period of 2.6 years. Approximately $18.2 million of the total unrecognized compensation cost, net of estimated forfeitures, is related to awards whereby vesting is contingent on meeting certain market conditions.

4.  EARNINGS PER SHARE

The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(In thousands, except per share amounts)
Basic earnings per share:
Net income	$152,899	$145,157	$465,689	$322,619
Shares used in computation:
Weighted-average ordinary shares outstanding	577,157	606,724	583,383	614,539
Basic earnings per share	$0.26	$0.24	$0.80	$0.52

Diluted earnings per share:
Net income	$152,899	$145,157	$465,689	$322,619
Shares used in computation:
Weighted-average ordinary shares outstanding	577,157	606,724	583,383	614,539
Weighted-average ordinary share equivalents from stock options and awards (1) (2)	10,044	11,953	11,408	12,860
Weighted-average ordinary shares and ordinary share equivalents outstanding	587,201	618,677	594,791	627,399
Diluted earnings per share	$0.26	$0.23	$0.78	$0.51

(1)         Options to purchase ordinary shares of 9.4 million and 16.5 million during the three-month periods ended December 31, 2014 and December 31, 2013, respectively, and share bonus awards of 0.2 million for both three-month periods ended December 31, 2014 and December 31, 2013, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted average ordinary share equivalents.

(2)         Options to purchase ordinary shares of 11.2 million and 16.5 million during the nine-month periods ended December 31, 2014 and December 31, 2013, respectively, and share bonus awards of 0.1 million for both nine-month periods ended December 31, 2014 and December 31, 2013, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted average ordinary share equivalents.

5.  INTEREST AND OTHER, NET

During the three-month and nine-month periods ended December 31, 2014, the Company recognized interest expense of $19.9 million and $57.5 million, respectively, on its debt obligations outstanding during the period.  During the three-month and nine-month periods ended December 31, 2013, the Company recognized interest expense of $19.9 million and $60.4 million, respectively.

The weighted average interest rates for the Company’s long-term debt was 3.2% for both nine-month periods ended December 31, 2014 and December 31, 2013, respectively.

During the three-month and nine-month periods ended December 31, 2014, the Company recognized interest income of $4.7 million and $14.7 million, respectively.  During the three-month and nine-month periods ended December 31, 2013, the Company recognized interest income of $4.7 million and $11.9 million, respectively.

During the three-month and nine-month periods ended December 31, 2014, the Company recognized gains on foreign exchange transactions of $8.5 million and $13.9 million, respectively.  During the three-month and nine-month periods ended December 31, 2013, the Company recognized gains on foreign exchange transactions of $3.3 million and $11.3 million, respectively.

6.  OTHER CHARGES (INCOME), NET

During the nine-month period ended December 31, 2014, an amendment to a customer contract to reimburse a customer for certain performance provisions was executed which included the removal of a $55.0 million contractual obligation recognized during fiscal year 2014. Accordingly, the Company reversed this charge with a corresponding credit to other charges (income), net in the condensed consolidated statement of operations.

Further, during the nine-month period ended December 31, 2014, the Company recognized a loss of $11.0 million in connection with the disposition of a manufacturing facility in Western Europe.  The Company received $11.5 million in cash for the sale of $27.2 million in net assets of the facility.  The loss also includes $4.6 million of estimated transaction costs, partially offset by a gain of $9.3 million for the release of cumulative foreign currency translation gains triggered by the disposition.

During the nine-month period ended December 31, 2013, the Company recognized a loss of $7.1 million relating to the exercise of a warrant to purchase shares of a certain supplier and sale of the underlying shares for total proceeds of $67.3 million.

7.  FINANCIAL INSTRUMENTS

Foreign Currency Contracts

The Company enters into forward contracts and foreign currency swap contracts to manage the foreign currency risk associated with monetary accounts and anticipated foreign currency denominated transactions.  The Company hedges committed exposures and does not engage in speculative transactions.  As of December 31, 2014, the aggregate notional amount of the Company’s outstanding foreign currency forward and swap contracts was $5.4 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	2,846,000	—	$457,372	$—
HUF	23,490,000	—	90,807	—
MXN	1,938,100	—	131,212	—
MYR	344,000	—	98,370	—
Other	N/A	N/A	128,625	8,530
			906,386	8,530
Other Forward/Swap Contracts
BRL	—	387,000	—	143,063
CAD	135,658	127,418	117,920	110,280
CNY	5,859,756	4,407,044	941,239	709,000
EUR	460,333	678,456	561,141	826,032
GBP	28,934	55,793	44,912	86,654
HUF	19,827,300	22,002,600	76,648	85,057
JPY	6,629,077	1,295,871	54,910	11,045
MXN	1,737,840	1,387,270	117,655	93,920
MYR	217,476	34,740	62,189	9,934
SEK	321,736	637,249	41,328	82,524
Other	N/A	N/A	167,369	134,384
			2,185,311	2,291,893

Total Notional Contract Value in USD			$3,091,697	$2,300,423

As of December 31, 2014, the fair value of the Company’s short-term foreign currency contracts was not material and is included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards.  Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the condensed consolidated statements of operations. As of December 31, 2014 and March 31, 2014, the Company also has included net deferred losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to the effective portion of changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. These deferred losses totaled $28.0 million as of December 31, 2014, and are expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations primarily over the next twelve-month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal periods presented and are included as a component of interest and other, net in the condensed consolidated statements of operations.

The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2014	March 31, 2014	Balance Sheet Location	December31, 2014	March 31, 2014
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$469	$3,464	Other current liabilities	$28,677	$10,457

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$19,087	$4,722	Other current liabilities	$15,717	$6,949

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

8.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	December 31, 2014			December 31, 2013
	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(24,557)	$(103,135)	$(127,692)	$(19,438)	$(88,121)	$(107,559)
Other comprehensive gain (loss) before reclassifications	(29,287)	(15,154)	(44,441)	471	(13,960)	(13,489)
Net losses reclassified from accumulated other comprehensive loss	6,490	—	6,490	626	—	626
Net current-period other comprehensive gain (loss)	(22,797)	(15,154)	(37,951)	1,097	(13,960)	(12,863)
Ending balance	$(47,354)	$(118,289)	$(165,643)	$(18,341)	$(102,081)	$(120,422)

	Nine-Month Periods Ended
	December 31, 2014			December 31, 2013
	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(32,849)	$(93,307)	$(126,156)	$(18,857)	$(58,624)	$(77,481)
Other comprehensive gain (loss) before reclassifications	(31,252)	(13,146)	(44,398)	163	(43,457)	(43,294)
Net (gains) losses reclassified from accumulated other comprehensive loss	16,747	(11,836)	4,911	353	—	353
Net current-period other comprehensive gain (loss)	(14,505)	(24,982)	(39,487)	516	(43,457)	(42,941)
Ending balance	$(47,354)	$(118,289)	$(165,643)	$(18,341)	$(102,081)	$(120,422)

Net losses reclassified from accumulated other comprehensive loss during the nine-month period ended December 31, 2014 relating to derivative instruments and other includes $12.1 million attributable to the Company’s cash flow hedge instruments which were recognized as a component of cost of sales in the condensed consolidated statement of operations.

During the nine-month period ended December 31, 2014, the Company recognized a loss of $11.0 million in connection with the disposition of a manufacturing facility in Western Europe.  This loss includes the settlement of unrealized losses of $4.2 million on an insignificant defined benefit plan associated with the disposed facility offset by the release of cumulative foreign currency translation gains of $9.3 million, both of which have been reclassified from accumulated other comprehensive loss during the period.  The loss on sale is included in other charges (income), net in the condensed consolidated statement of operations.

Additionally, net gains reclassified from accumulated other comprehensive loss during the nine-month period ended December 31, 2014 includes $2.6 million in connection with cumulative translation gains related to the liquidation of a foreign entity, which is included in other charges (income), net in the condensed consolidated statement of operations.

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

The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.1% to 0.5% of serviced receivables per annum.  Servicing fees recognized during the three-month and nine-month periods ended December 31, 2014 and December 31, 2013 were not material and are included in interest and other, net within the condensed consolidated statements of operations.  As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets and liabilities are recognized.

As of December 31, 2014, approximately $1.4 billion of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds of approximately $714.6 million and deferred purchase price receivables of approximately $674.6 million.  As of March 31, 2014, approximately $1.2 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $729.3 million and deferred purchase price receivables of approximately $470.9 million.  The portion of the purchase price for the receivables which is not paid by the unaffiliated financial institutions in cash is a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction.  The deferred purchase price receivables are included in other current assets as of December 31, 2014 and March 31, 2014, and were carried at the expected recovery amount of the related receivables.  The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a loss on sale of the related receivables and recorded in interest and other, net in the condensed consolidated statements of operations and were immaterial for all periods presented.

As of December 31, 2014 and March 31, 2014, the accounts receivable balances that were sold under the ABS Programs were removed from the condensed consolidated balance sheets and the net cash proceeds received by the Company were included as cash provided by operating activities in the condensed consolidated statements of cash flows.

For the nine-month periods ended December 31, 2014 and December 31, 2013, cash flows from sales of receivables under the ABS Programs consisted of approximately $3.3 billion and $3.0 billion for transfers of receivables, respectively (of which approximately $204.6 million and $256.3 million, respectively, represented new transfers and the remainder proceeds from collections reinvested in revolving-period transfers).

The following table summarizes the activity in the deferred purchase price receivables account:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(In thousands)
Beginning balance	$426,057	$558,311	$470,908	$412,357
Transfers of receivables	1,139,744	1,066,512	2,639,526	2,933,053
Collections	(891,159)	(1,095,993)	(2,435,792)	(2,816,580)
Ending balance	$674,642	$528,830	$674,642	$528,830

Trade Accounts Receivable Sale Programs

The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected was approximately $518.9 million and $341.8 million as of December 31, 2014 and March 31, 2014, respectively. For the nine-month periods ended December 31, 2014 and December 31, 2013, total accounts receivable sold to certain third party banking institutions was approximately $3.4 billion and $2.7 billion, respectively.  The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.

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

The Company has accrued for certain contingent consideration in connection with its business acquisitions, which is measured at fair value based on internal cash flow models and other inputs. During the three-month period ended December 31, 2014, the Company paid $7.4 million of contingent consideration related to our acquisition of Saturn Electronics and Engineering Inc., included as other financing activities in the statement of cash flows for the nine-month period ended December 31, 2014. The following table summarizes the activities related to contingent consideration:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(In thousands)
Beginning balance	$15,800	$16,000	$11,300	$25,000
Additions to accrual	—	—	4,500	—
Payments	(7,398)	—	(7,398)	—
Fair value adjustments	—	(3,700)	—	(12,700)
Ending balance	$8,402	$12,300	$8,402	$12,300

The Company values deferred purchase price receivables relating to its asset-backed securitization program based on a discounted cash flow analysis using unobservable inputs (i.e., level 3 inputs), which are primarily risk free interest rates adjusted for the credit quality of the underlying creditor.  Due to its high credit quality and short term maturity the fair value approximates carrying value.  Significant increases in either of the major unobservable inputs (credit spread, risk free interest rate) in isolation would result in lower fair value estimates, however the impact is not meaningful.  The interrelationship between these inputs is also insignificant.  Refer to note 9 to the condensed consolidated financial statements for a reconciliation of the change in the deferred purchase price receivable during the three-month and nine-month periods ended December 31, 2014 and December 31, 2013.

There were no transfers between levels in the fair value hierarchy during the three-month and nine-month periods ended December 31, 2014 and December 31, 2013.

Financial Instruments Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$561,002	$—	$561,002
Deferred purchase price receivable (Note 9)	—	—	674,642	674,642
Foreign exchange forward contracts (Note 7)	—	19,556	—	19,556
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	8,981	35,866	—	44,847
Liabilities:
Foreign exchange forward contracts (Note 7)	$—	$(44,394)	$—	$(44,394)
Contingent consideration in connection with business acquisitions	—	—	(8,402)	(8,402)

	Fair Value Measurements as of March 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$552,928	$—	$552,928
Deferred purchase price receivable (Note 9)	—	—	470,908	470,908
Foreign exchange forward contracts (Note 7)	—	8,186	—	8,186
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	9,456	36,751	—	46,207
Liabilities:
Foreign exchange forward contracts (Note 7)	$—	$(17,406)	$—	$(17,406)
Contingent consideration in connection with business acquisitions	—	—	(11,300)	(11,300)

Assets Measured at Fair Value on a Nonrecurring Basis

Assets held for sale are recorded at the lesser of the carrying value or fair value, which is based on comparable sales from prevailing market data (level 2 inputs).  As of December 31, 2014 and March 31, 2014, the fair value of assets that were no longer in use and held for sale totaled approximately $13.5 million and $43.5 million, respectively. These assets primarily represent manufacturing facilities that have been closed as part of the Company’s historical facility consolidations and that met the criteria to be classified as held for sale. During the nine-month period ended December 31, 2014, the Company sold $39.9 million of assets held for sale.

There were no transfers between levels in the fair value hierarchy for assets held-for-sale during the three-month and nine-month periods ended December 31, 2014 and December 31, 2013.

Other financial instruments

The following table presents the Company’s debt not carried at fair value:

	As of December 31, 2014		As of March 31, 2014
	Carrying	Fair	Carrying	Fair	Fair Value
	Amount	Value	Amount	Value	Hierarchy
	(In thousands)
Term Loan, including current portion, due in installments through August 2018	$596,250	$584,701	$600,000	$591,750	Level 1
Term Loan, including current portion, due in installments through March 2019	481,250	472,828	500,000	497,190	Level 1
4.625% Notes due February 2020	500,000	511,560	500,000	504,688	Level 1
5.000% Notes due February 2023	500,000	526,880	500,000	517,650	Level 1
Total	$2,077,500	$2,095,969	$2,100,000	$2,111,278

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

The components of the restructuring charges by geographic region incurred during the nine-month period ended December 31, 2013 were as follows:

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

During the nine-month period ended December 31, 2014, the Company paid approximately $29.4 million for restructuring charges.  Total restructuring charges accrued as of December 31, 2014 were approximately $13.0 million, of which the majority was classified as a short-term obligation.

12. BUSINESS AND ASSETS ACQUISITIONS

During the nine-month period ended December 31, 2014, the Company completed four acquisitions that were not individually, nor in the aggregate, significant to the consolidated financial position, results of operations and cash flows of the Company.  All of the acquired businesses expanded the Company’s capabilities in the medical devices market, particularly precision plastics.  The Company paid $51.4 million net of $5.9 million of cash held by the acquirees, and recorded an accrual of $4.5 million for contingent consideration relating to one of them.  The Company primarily acquired $28.9 million of current assets, $14.5 million of property and equipment, recorded goodwill and intangibles of $45.0 million, and assumed certain liabilities relating to payables and debt in connection with these acquisitions.  The results of operations were included in the Company’s consolidated financial results beginning on the date of these acquisitions. Pro-forma results of operations for these acquisitions have not been presented because the effects of the acquisitions were immaterial to the Company’s consolidated financial results for all periods presented.

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

13.  COMMITMENTS AND CONTINGENCIES

Litigation and other legal matters

On December 11, 2013, Xilinx, Inc. (plaintiff) filed a lawsuit in Santa Clara County, California, Superior Court against Flextronics International, Ltd.; Flextronics International USA, Inc.; and Flextronics Corporation (Case No. 113CV257431).  The complaint asserts various claims, including fraud, negligent misrepresentation, breach of contract, and unfair competition, based on specific alleged incidents concerning our purchases and sales of Xilinx products.  The plaintiff seeks an unspecified amount of compensatory, statutory, punitive, and other forms of damages, injunctive relief, and attorneys’ fees and costs.  The plaintiff also seeks a jury trial.  On June 25, 2014, we filed motions for Demurrer and to Strike asking the court to dismiss the claims against us.  The court has scheduled a hearing on the motions for January 30, 2015.  Although the outcome of this matter is currently not determinable, management expects that any losses that are probable or reasonably possible of being incurred as a result of this matter, which are in excess of amounts already accrued in the Company’s condensed consolidated balance sheets, would not be material to the financial statements.

During the nine-month period ended December 31, 2014, one of our non-operating Brazilian subsidiaries received an assessment of approximately $100 million related to income and social contribution taxes, interest and penalties.  The Company believes there is no legal basis for the assessment and expects that any losses are remote.  The Company plans to vigorously defend itself through the administrative and judicial processes.

In addition, from time to time, the Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Although the outcome of these matters is currently not determinable, management expects that any losses that are probable or reasonably possible of being incurred as a result of these matters, which are in excess of amounts already accrued in the Company’s condensed consolidated balance sheets, would not be material to the financial statements as a whole.

14.  SHARE REPURCHASES

During the three-month and nine-month periods ended December 31, 2014 the Company repurchased 7.8 million shares at an aggregate purchase price of $83.3 million and 27.6 million shares at an aggregate purchase price of $286.7 million, respectively, and retired all of these shares.

Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $500 million in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Extraordinary General Meeting held on August 28, 2014. As of December 31, 2014, shares in the aggregate amount of $373.4 million were available to be repurchased under the current plan.

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

Condensed Consolidating Balance Sheets as of December 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$606,521	$190,162	$910,538	$—	$1,707,221
Accounts receivable	—	1,234,620	1,215,153	—	2,449,773
Inventories	—	1,723,649	1,835,991	—	3,559,640
Inter company receivable	10,447,323	9,136,582	10,145,241	(29,729,146)	—
Other current assets	3,966	179,289	1,233,331	—	1,416,586
Total current assets	11,057,810	12,464,302	15,340,254	(29,729,146)	9,133,220
Property and equipment, net	—	476,467	1,638,214	—	2,114,681
Goodwill and other intangible assets, net	550	60,375	356,607	—	417,532
Other assets	2,205,450	115,622	2,179,574	(4,075,606)	425,040
Investment in subsidiaries	1,435,834	1,470,104	16,170,993	(19,076,931)	—
Total assets	$14,699,644	$14,586,870	$35,685,642	$(52,881,683)	$12,090,473

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$40,000	$8	$5,166	$—	$45,174
Accounts payable	—	1,835,874	3,014,641	—	4,850,515
Accrued payroll	—	102,492	243,047	—	345,539
Inter company payable	10,194,546	11,824,715	7,709,885	(29,729,146)	—
Other current liabilities	37,346	819,820	1,110,328	—	1,967,494
Total current liabilities	10,271,892	14,582,909	12,083,067	(29,729,146)	7,208,722
Long term liabilities	2,076,660	2,090,365	2,401,487	(4,075,606)	2,492,906
Flextronics International Ltd. shareholders’ equity (deficit)	2,351,092	(2,086,404)	21,163,335	(19,076,931)	2,351,092
Noncontrolling interests	—	—	37,753	—	37,753
Total shareholders’ equity (deficit)	2,351,092	(2,086,404)	21,201,088	(19,076,931)	2,388,845
Total liabilities and shareholders’ equity	$14,699,644	$14,586,870	$35,685,642	$(52,881,683)	$12,090,473

Condensed Consolidating Balance Sheets as of March 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$638,714	$210,462	$744,552	$—	$1,593,728
Accounts receivable	—	1,229,243	1,468,742	—	2,697,985
Inventories	—	1,705,872	1,893,136	—	3,599,008
Inter company receivable	8,867,520	6,963,002	9,528,158	(25,358,680)	—
Other current assets	246	383,590	1,125,769	—	1,509,605
Total current assets	9,506,480	10,492,169	14,760,357	(25,358,680)	9,400,326
Property and equipment, net	—	487,166	1,801,490	—	2,288,656
Goodwill and other intangible assets, net	775	46,916	329,527	—	377,218
Other assets	2,585,169	120,739	4,692,156	(6,964,114)	433,950
Investment in subsidiaries	3,350,690	763,780	15,994,981	(20,109,451)	—
Total assets	$15,443,114	$11,910,770	$37,578,511	$(52,432,245)	$12,500,150

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$32,500	$60	$15	$—	$32,575
Accounts payable	—	1,614,384	3,133,395	—	4,747,779
Accrued payroll	—	106,046	248,843	—	354,889
Inter company payable	8,607,486	10,126,691	6,624,503	(25,358,680)	—
Other current liabilities	24,868	756,767	1,739,809	—	2,521,444
Total current liabilities	8,664,854	12,603,948	11,746,565	(25,358,680)	7,656,687
Long term liabilities	4,615,210	2,140,985	2,849,703	(6,964,114)	2,641,784
Flextronics International Ltd. shareholders’ equity (deficit)	2,163,050	(2,834,163)	22,943,614	(20,109,451)	2,163,050
Noncontrolling interest	—	—	38,629	—	38,629
Total shareholders’ equity (deficit)	2,163,050	(2,834,163)	22,982,243	(20,109,451)	2,201,679
Total liabilities and shareholders’ equity	$15,443,114	$11,910,770	$37,578,511	$(52,432,245)	$12,500,150

Condensed Consolidating Statements of Operations for the Three-Month Period Ended December 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$4,710,233	$5,484,088	$(3,169,267)	$7,025,054
Cost of sales	—	4,317,463	5,468,201	(3,169,267)	6,616,397
Gross profit	—	392,770	15,887	—	408,657
Selling, general and administrative expenses	—	57,644	158,349	—	215,993
Intangible amortization	75	708	7,262	—	8,045
Interest and other, net	27,876	224,280	(238,054)	—	14,102
Income (loss) from continuing operations before income taxes	(27,951)	110,138	88,330	—	170,517
Provision for income taxes	—	(5,737)	23,355	—	17,618
Equity in earnings in subsidiaries	180,850	(58,855)	60,603	(182,598)	—
Net income (loss)	$152,899	$57,020	$125,578	$(182,598)	$152,899

Condensed Consolidating Statements of Operations for the Three-Month Period Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$5,023,965	$6,735,557	$(4,576,080)	$7,183,442
Cost of sales	—	4,661,230	6,699,673	(4,576,080)	6,784,823
Gross profit	—	362,735	35,884	—	398,619
Selling, general and administrative expenses	—	52,963	171,613	—	224,576
Intangible amortization	75	1,018	4,482	—	5,575
Interest and other, net	(277,297)	353,773	(61,733)	—	14,743
Income (loss) from continuing operations before income taxes	277,222	(45,019)	(78,478)	—	153,725
Provision for income taxes	26	3,355	5,187	—	8,568
Equity in earnings in subsidiaries	(132,039)	20,728	53,320	57,991	—
Net income (loss)	$145,157	$(27,646)	$(30,345)	$57,991	$145,157

Condensed Consolidating Statements of Operations for the Nine-Month Period Ended December 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$13,678,457	$15,509,537	$(8,991,678)	$20,196,316
Cost of sales	—	12,615,600	15,405,871	(8,991,678)	19,029,793
Gross profit	—	1,062,857	103,666	—	1,166,523
Selling, general and administrative expenses	—	169,663	460,197	—	629,860
Intangible amortization	225	1,936	21,067	—	23,228
Interest and other, net	(24,933)	761,224	(737,639)	—	(1,348)
Income from continuing operations before income taxes	24,708	130,034	360,041	—	514,783
Provision for income taxes	—	9,053	40,041	—	49,094
Equity in earnings in subsidiaries	440,981	(47,994)	147,182	(540,169)	—
Net income (loss)	$465,689	$72,987	$467,182	$(540,169)	$465,689

Condensed Consolidating Statements of Operations for the Nine-Month Period Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$13,090,309	$16,317,600	$(10,023,236)	$19,384,673
Cost of sales	—	12,025,135	16,304,697	(10,023,236)	18,306,596
Gross profit (loss)	—	1,065,174	12,903	—	1,078,077
Selling, general and administrative expenses	800	171,411	494,484	—	666,695
Intangible amortization	225	3,055	18,215	—	21,495
Interest and other, net	(489,834)	904,524	(366,662)	—	48,028
Income (loss) from continuing operations before income taxes	488,809	(13,816)	(133,134)	—	341,859
Provision for income taxes	37	9,937	9,266	—	19,240
Equity in earnings in subsidiaries	(166,153)	(76,225)	84,402	157,976	—
Net income (loss)	$322,619	$(99,978)	$(57,998)	$157,976	$322,619

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three-Month Period Ended December 31, 2014

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$152,899	$57,020	$125,578	$(182,598)	$152,899
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(15,154)	42,655	37,167	(79,822)	(15,154)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	(22,797)	(5,936)	(22,797)	28,733	(22,797)
Comprehensive income (loss)	$114,948	$93,739	$139,948	$(233,687)	$114,948

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three-Month Period Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$145,157	$(27,646)	$(30,345)	$57,991	$145,157
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(13,960)	(23,210)	(28,137)	51,347	(13,960)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	1,097	1	1,097	(1,098)	1,097
Comprehensive income (loss)	$132,294	$(50,855)	$(57,385)	$108,240	$132,294

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Nine-Month Period Ended December 31, 2014

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$465,689	$72,987	$467,182	$(540,169)	$465,689
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(24,982)	134,273	108,504	(242,777)	(24,982)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	(14,505)	(6,164)	(14,505)	20,669	(14,505)
Comprehensive income (loss)	$426,202	$201,096	$561,181	$(762,277)	$426,202

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Nine-Month Period Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$322,619	$(99,978)	$(57,998)	$157,976	$322,619
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(43,457)	(87,375)	(94,550)	181,925	(43,457)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	516	3,425	515	(3,940)	516
Comprehensive income (loss)	$279,678	$(183,928)	$(152,033)	$335,961	$279,678

Condensed Consolidating Statements of Cash Flows for the Nine-Month Period Ended December 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(4,319)	$369,594	$304,149	$—	669,424
Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(76,042)	(88,340)	(12)	(164,394)
Acquisition of businesses, net of cash acquired	—	(20,092)	(32,547)	—	(52,639)
Proceeds from divesture of business, net of cash held in divested business	—	—	(5,493)	—	(5,493)
Investing cash flows from (to) affiliates	(1,163,617)	(2,455,910)	805,143	2,814,384	—
Other investing activities, net	(1,500)	(10,597)	580	—	(11,517)
Net cash provided by (used in) investing activities	(1,165,117)	(2,562,641)	679,343	2,814,372	(234,043)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	223,000	—	11,523	—	234,523
Repayments of bank borrowings, long-term debt and capital lease obligations	(245,500)	(1,686)	(4,151)	—	(251,337)
Payments for repurchases of ordinary shares	(290,752)	—	—	—	(290,752)
Net proceeds from issuance of ordinary shares	12,341	—	—	—	12,341
Financing cash flows from (to) affiliates	1,575,271	2,180,326	(941,225)	(2,814,372)	—
Other financing activities, net	—	—	(29,135)	—	(29,135)
Net cash provided by (used in) financing activities	1,274,360	2,178,640	(962,988)	(2,814,372)	(324,360)
Effect of exchange rates on cash and cash equivalents	(137,117)	(5,893)	145,482	—	2,472
Net increase (decrease) in cash and cash equivalents	(32,193)	(20,300)	165,986	—	113,493
Cash and cash equivalents, beginning of period	638,714	210,462	744,552	—	1,593,728
Cash and cash equivalents, end of period	$606,521	$190,162	$910,538	$—	$1,707,221

Condensed Consolidating Statements of Cash Flows for the Nine-Month Period Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$477,036	$(1,062,723)	$1,704,001	$(7)	$1,118,307
Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(184,907)	(276,246)	—	(461,153)
Acquisition of businesses, net of cash acquired	—	(61,587)	(176,444)	—	(238,031)
Proceeds from divestiture of business, net of cash held in divested business	—	—	4,599	—	4,599
Investing cash flows from (to) affiliates	(306,254)	(307,423)	(3,512,640)	4,126,317	—
Other investing activities, net	—	(832)	(11,235)	—	(12,067)
Net cash provided by (used in) investing activities	(306,254)	(554,749)	(3,971,966)	4,126,317	(706,652)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	1,003,000	277	17	—	1,003,294
Repayments of bank borrowings, long-term debt and capital lease obligations	(489,365)	(1,068)	(28,116)	—	(518,549)
Payments for early retirement of long-term debt	(503,423)	(41,417)	—	—	(544,840)
Payments for repurchases of ordinary shares	(362,693)	—	—	—	(362,693)
Net proceeds from issuance of ordinary shares	21,106	—	—	—	21,106
Financing cash flows from (to) affiliates	(29,135)	1,537,804	2,617,641	(4,126,310)	—
Other financing activities, net	—	—	46,298	—	46,298
Net cash provided by (used in) financing activities	(360,510)	1,495,596	2,635,840	(4,126,310)	(355,384)
Effect of exchange rates on cash and cash equivalents	53,341	546	(80,000)	—	(26,113)
Net decrease (increase) in cash and cash equivalents	(136,387)	(121,330)	287,875	—	30,158
Cash and cash equivalents, beginning of period	740,515	226,372	620,200	—	1,587,087
Cash and cash equivalents, end of period	$604,128	$105,042	$908,075	$—	$1,617,245

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

Over the past few years, we have seen an increased level of diversification by many companies, primarily in the technology sector. Some companies that have historically identified themselves as software providers, internet service providers or e-commerce retailers have entered the highly competitive and rapidly evolving technology hardware markets, such as mobile devices, home entertainment and wearable devices. This trend has resulted in a significant change in the manufacturing and supply chain solutions requirements of such companies. While the products have become more complex, the supply chain solutions required by such companies have become more customized, more demanding, and it has changed the manufacturing and supply chain landscape significantly.

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

We are one of the world’s largest providers of global supply chain solutions, with revenues of $20.2 billion for the nine-month period ended December 31, 2014 and $26.1 billion in fiscal year 2014.  We have established an extensive network of manufacturing facilities in the world’s major electronics markets (Asia, the Americas and Europe) in order to serve the growing outsourcing needs of both multinational and regional OEMs. We design, build, ship and service electronics products for our customers through a network of facilities in approximately 30 countries across four continents.  As of December 31, 2014, our total manufacturing capacity was approximately 25.0 million square feet.  The following tables set forth the relative percentages and dollar amounts of net sales and net property and equipment, by country, based on the location of our manufacturing sites:

	Three-Month Periods Ended				Nine-Month Periods Ended
Net sales:	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
	(In thousands)				(In thousands)
China	$2,636,663	38%	$3,130,580	44%	$7,663,630	38%	$7,779,161	40%
Mexico	909,767	13%	914,283	13%	2,635,704	13%	2,691,508	14%
U.S.	779,607	11%	773,772	11%	2,224,063	11%	2,120,904	11%
Brazil	749,261	11%	460,736	6%	1,891,292	9%	1,180,285	6%
Malaysia	624,239	9%	542,877	8%	1,726,200	9%	1,640,567	8%
Other	1,325,517	18%	1,361,194	18%	4,055,427	20%	3,972,248	21%
	$7,025,054		$7,183,442		$20,196,316		$19,384,673

	As of		As of
Property and equipment, net:	December 31, 2014		March 31, 2014
	(In thousands)
China	$785,650	37%	$941,850	41%
U.S.	323,041	15%	362,199	16%
Mexico	292,353	14%	326,287	14%
Malaysia	158,629	8%	153,194	7%
Brazil	102,632	5%	88,867	4%
Other	452,376	21%	416,259	18%
	$2,114,681		$2,288,656

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

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.2	94.5	94.2	94.4
Gross profit	5.8	5.5	5.8	5.6
Selling, general and administrative expenses	3.1	3.1	3.1	3.4
Intangible amortization	0.1	0.1	0.1	0.1
Interest and other, net	0.1	0.3	0.2	0.2
Other charges (income), net	0.1	(0.1)	(0.2)	—
Income before income taxes	2.4	2.1	2.6	1.9
Provision for income taxes	0.3	0.1	0.2	0.1
Net income	2.1%	2.0%	2.4%	1.8%

Net sales

The following table sets forth our net sales by business group and their relative percentages. Historical information has been recast to reflect realignment of customers and/or products between business groups to ensure comparability:

	Three-Month Periods Ended				Nine-Month Periods Ended
Business groups:	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
	(In thousands)				(In thousands)
Integrated Network Solutions	$2,435,008	35%	$2,597,727	36%	$7,346,402	36%	$7,717,400	40%
Consumer Technology Group	2,570,419	37%	2,829,520	39%	6,871,997	34%	6,473,499	33%
Industrial & Emerging Industries	1,112,666	16%	933,020	13%	3,349,885	17%	2,779,226	14%
High Reliability Solutions	906,961	12%	823,175	12%	2,628,032	13%	2,414,548	13%
	$7,025,054		$7,183,442		$20,196,316		$19,384,673

Net sales during the three-month period ended December 31, 2014 totaled $7.0 billion, representing a decrease of approximately $0.2 billion, or 2.2% from $7.2 billion during the three-month period ended December 31, 2013. The modest decline in net sales was primarily due to $0.3 billion and $0.2 billion decreases in our CTG and INS business groups, respectively due to broad softness in our computing and mobile devices business as well as our telecom businesses and certain targeted exits with customers in our connected home business. These decreases were offset by a $0.2 billion increase in our IEI business group, mainly attributable to an increase in our household appliances and our energy businesses, and a $0.1 billion increase in our HRS business group, attributable to higher sales to our automotive and medical customers.  Net sales decreased by $0.5 billion to $3.5 billion in Asia, offset by an increase of $0.2 billion to $2.4 billion in the Americas and an increase of $0.1 billion to $1.2 billion in Europe.

Net sales during the nine-month period ended December 31, 2014 totaled $20.2 billion, representing an increase of approximately $0.8 billion, or 4.2% from $19.4 billion during the nine month period ended December 31, 2013.  Revenue increased across all of our business groups, except for INS, which experienced a marginal decrease.  The increase in revenue from our IEI business group is primarily attributable to a broad increase across product categories, most notably in our energy and our household appliances businesses. The increased revenue from our HRS business group is primarily due to a higher demand from our medical customers, and higher sales to our automotive customers as a result of an increased use of electronics throughout vehicles in areas such as in-car connectivity, LED lighting, and power management.  The increased revenue from our CTG business group is primarily as a result of our acquisition of certain manufacturing operations from Google’s Motorola Mobility LLC (Motorola) during the first quarter of fiscal 2014 and the business ramping up during the mid to latter part of fiscal 2014. These increases were offset by a decrease in revenue in our INS business group amounting to $0.4 billion for the nine-month period ended December 31, 2014 primarily attributable to broad softness in our telecom businesses coupled with certain targeted exits with customers in our connected home business. Net sales increased $0.7 billion to $6.7 billion in the Americas and $0.2 billion to $3.3 billion in Europe, respectively. These increases were offset by a decrease of $0.1 billion to $10.1 billion in Asia.

Our ten largest customers accounted for approximately 51% of net sales for both the three month and the nine-month periods ended December 31, 2014, respectively. Motorola (including its parent Google up to when Motorola was acquired by Lenovo and including net sales from Lenovo thereafter) accounted for more than 10% of net sales during the three-month and nine-month periods ended December 31, 2014. Our ten largest customers during the three-month and nine-month periods ended December 31, 2013 accounted for approximately 54% and 52% of net sales, respectively. Motorola (including its parent Google) accounted for more than 10% of net sales during the three-month and nine-month periods ended December 31, 2013.

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

Gross profit during the three-month period ended December 31, 2014 increased $10.0 million to $408.7 million, or 5.8% of net sales from $398.6 million, or 5.5% of net sales, during the three-month period ended December 31, 2013. Gross profit during the nine-month period ended December 31, 2014 increased $88.4 million to $1.2 billion, or 5.8% of net sales from $1.1 billion, or 5.6% of net sales, during the nine-month period ended December 31, 2013.  Gross margins improved 30 basis points and 20 basis points in the three-month and nine-month periods ended December 31, 2014 compared to that of the three-month and nine-month periods ended December 31, 2013 primarily as a result of an improved cost structure following our restructuring activities completed in fiscal year 2014 coupled with increased revenues and favorable product mix from our higher margin business groups such as IEI and HRS.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) amounted to $216.0 million during the three-month period ended December 31, 2014, decreasing $8.6 million from $224.6 million during the three-month period ended December 31, 2013, however staying consistent at 3.1% of net sales. SG&A was $629.9 million, or 3.1% of net sales, during the nine-month period ended December 31, 2014, decreasing $36.8 million from $666.7 million, or 3.4% of net sales, during the nine-month period ended December 31, 2013.  Our SG&A expenses decreased in the current year periods, both in dollars and as a percentage of revenue, primarily as a result of certain cost reduction and rationalization measures that we undertook in the prior fiscal year.

Intangible amortization

Amortization of intangible assets increased by $2.5 million during the three-month period ended December 31, 2014 to $8.0 million from $5.6 million for the three-month period ended December 31, 2013. It also increased by $1.7 million during the nine-month period ended December 31, 2014 to $23.2 million from $21.5 million for the nine-month period ended December 31, 2013. The increase is primarily due to incremental amortization expenses on intangible assets relating to our acquisitions completed during the latter part of fiscal 2014 and during fiscal 2015, as well as the purchase of certain technology rights during fiscal 2015 as further discussed in note 2 to the condensed consolidated financial statements.

Interest and other, net

Interest and other, net was $9.0 million during the three-month period ended December 31, 2014 compared to $18.3 million during the three-month period ended December 31, 2013. The decrease in interest and other, net of $9.3 million was primarily due to an increase in foreign currency gains in the current period relating to the Chinese renminbi (“RMB”) and favorable impact from certain balance sheet positions that are denominated in currencies other than the functional currency of the underlying entity.

Interest and other, net was $40.2 million during the nine-month period ended December 31, 2014 compared to $45.5 million during the nine-month period ended December 31, 2013. The decrease in interest and other, net of $5.3 million was primarily due to a gain associated with an equity method investment as described above, foreign currency gains relating to the Chinese RMB, and a decrease in interest expense as a result of refinancing of certain debt facilities during the latter part of last year.

Refer to note 5 to the condensed consolidated financial statements for further discussion of our interest and other, net activities.

Other charges (income), net

Other income, net was $41.5 million during the nine-month period ended December 31, 2014 principally as a result of the reversal of a contractual obligation with a certain customer recognized during the fourth quarter of fiscal 2014 in the amount of $55.0 million.  We executed an amendment to the customer contract during the first quarter of fiscal year 2015 which relieved us of this contractual commitment.  This was partially offset by an $11.0 million loss in connection with the disposition of a manufacturing facility in Western Europe and the write-off the notes receivable discussed above.

During the nine-month period ended December 31, 2013, we recognized a loss of $7.1 million relating to the exercise of a warrant to purchase shares of a certain supplier and sale of the underlying shares for total proceeds of $67.3 million, which was partially off-set by the gain on sale of certain investments discussed above.

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

The consolidated effective tax rate was 10.3% and 9.5% for the three and nine-month periods ended December 31, 2014, respectively, and 5.6% for both the three and nine-month periods ended December 31, 2013, respectively.  The consolidated effective tax rate varies from the Singapore statutory rate of 17.0% as a result of recognition of earnings in different jurisdictions, operating loss carryforwards, income tax credits, previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effect of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia and Israel. We generate most of our revenues and profits from operations outside of Singapore. The effective tax rate for the nine-month period ended December 31, 2014 is higher than the effective tax rate for the nine-month period ended December 31, 2013 primarily due to higher relative earnings in different jurisdictions with higher effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, we had cash and cash equivalents of approximately $1.7 billion and bank and other borrowings of approximately $2.1 billion. We also have a $1.5 billion revolving credit facility that expires in March 2019, under which there were no borrowings outstanding as of the end of the quarter.  As of December 31, 2014, we were in compliance with the covenants under each of our existing credit facilities and indentures.

Cash provided by operating activities was $669.4 million during the nine-month period ended December 31, 2014. This resulted primarily from $465.7 million of net income for the period plus $404.3 million of non-cash charges such as depreciation, amortization, and other impairment charges, offset by $200.5 million from changes in our operating assets and liabilities, which was mainly related to reductions in customer deposits that were received in prior periods to support increased working capital requirements in those periods.

For the quarterly periods indicated, certain key liquidity metrics were as follows:

Three-Month Periods Ended
	December 31, 2014	September 26, 2014	June 27, 2014	March 31, 2014	December 31, 2013
Days in trade accounts receivable	39 days	44 days	45 days	42 days	38 days
Days in inventory	50 days	53 days	52 days	54 days	53 days
Days in accounts payable	66 days	70 days	69 days	70 days	68 days
Cash conversion cycle	23 days	27 days	28 days	26 days	23 days

Days in trade accounts receivable was calculated as average accounts receivable for the current and prior quarters, adding back the reduction in accounts receivable resulting from non-cash accounts receivable sales, divided by annualized sales for the current quarter by day. During the three-month period ended December 31, 2014, days in trade accounts receivable increased by 1 day compared to the three-month period ended December 31, 2013 largely due to timing of invoicing customers during the current period.  Non-cash accounts receivable sales or deferred purchase price receivables included for the purposes of the calculation were $674.6 million, $426.1 million, $463.1 million, $470.9 million and $528.8 million for the quarters ended December 31, 2014, September 26, 2014, June 27, 2014, March 31, 2014 and December 31, 2013, respectively. Deferred purchase price receivables are recorded in other current assets in the condensed consolidated balance sheets. For further information regarding deferred purchase price receivables see note 9 to the condensed consolidated financial statements.

Days in inventory was calculated as the average inventory for the current and prior quarters divided by annualized cost of sales for the respective quarter by day.  Days in inventory decreased by 3 days compared to the three-month period ended December 31, 2013 primarily as a result of a decrease in inventory due to higher-than-expected seasonal demand.

Days in accounts payable was calculated as the average accounts payable for the current and prior quarters divided by annualized cost of sales for the respective quarter by day. Days in accounts payable decreased by 2 days during the three-month period ended December 31, 2014, compared to the three-month period ended December 31, 2013 primarily due to timing of payments.

Our cash conversion cycle was calculated as the sum of days of inventory and days of accounts receivables outstanding less days payable outstanding.  Our cash conversion cycle remained constant at 23 days for both three-month periods ended December 31 2014 and December 31, 2013, respectively, due to the factors for each of the components in the calculation discussed above.

Cash used in investing activities amounted to $234.0 million during the nine-month period ended December 31, 2014.  This resulted primarily from $255.0 million in gross capital expenditures for property and equipment to support certain programs, offset by $90.6 million of proceeds from the sale of certain buildings and machinery and equipment.  We also paid $52.6 million for the acquisition of four businesses completed during the nine-month period ended December 31, 2014.  Other investing activities also includes an additional $18.4 million from the sale of assets originally purchased on behalf of a customer and financed by a third party banking institution as well as $15.7 million paid for the purchase of certain technology rights as further discussed in note 2 to the condensed consolidated financial statements.

We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our free cash flow is calculated as cash from operations less net purchases of property and equipment. Our free cash flows for the nine-month period ended December 31, 2014 was $505.0 million compared to $657.2 million for the nine-month period ended December 31, 2013. Free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities.  Free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Nine-Month Periods Ended
	December 31, 2014	December 31, 2013
	(In thousands)
Net cash provided by operating activities	$669,424	$1,118,307
Purchases of property and equipment	(254,970)	(526,026)
Proceeds from the disposition of property and equipment	90,576	64,873
Free cash flow	$505,030	$657,154

Cash used in financing activities was $324.4 million during the nine-month period ended December 31, 2014, which was primarily the result of cash paid for the repurchase of our ordinary shares in the amount of $290.8 million, $22.8 million of cash paid to a third party banking institution for certain assets sold on behalf of a customer, net repayment of debt in the amount of $16.8 million and $7.4 million of cash paid for contingent consideration related to our acquisition of Saturn Electronics and Engineering Inc. The aforementioned cash outflows were partially offset by proceeds from the issuance of our shares for option exercises amounting to $12.3 million.

Our cash balances are held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months. As of December 31, 2014 and March 31, 2014, over half of our cash and cash equivalents was held by foreign subsidiaries outside of Singapore.  Although substantially all of the amounts held outside of Singapore could be repatriated, under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $779.0 million as of March 31, 2014). Repatriation could result in an additional income tax payment, however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.

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

Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Extraordinary General Meeting which was held on August 28, 2014.  During the nine-month period ended December 31, 2014, we paid $290.8 million to repurchase shares (under the current and prior repurchase plans) at an average price of $10.34 per share.  As of December 31, 2014, shares in the aggregate amount of $373.4 million were available to be repurchased under the current plan.

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

OFF-BALANCE SHEET ARRANGEMENTS

We sell designated pools of trade receivables to unaffiliated financial institutions under our ABS programs, and in addition to cash, we receive a deferred purchase price receivable for each pool of the receivables sold. Each of these deferred purchase price receivables serves as additional credit support to the financial institutions and is recorded at its estimated fair value. As of December 31, 2014 and March 31, 2014, the fair values of our deferred purchase price receivable were approximately $674.6 million and $470.9 million, respectively. As of December 31, 2014 and March 31, 2014, the outstanding balances on receivables sold for cash were $1.2 billion and $1.1 billion, respectively, under all our accounts receivable sales programs, which are not included in our condensed consolidated balance sheets. For further information see note 9 of our notes to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the nine-month period ended December 31, 2014 as compared to the fiscal year ended March 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2014, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our third quarter of fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of our ordinary shares made by us for the period from September 27, 2014 through December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 27 - October 31, 2014 (1)	1,821,574	$9.61	1,821,574	$439,232,776
November 1 - November 28, 2014 (1)	2,739,525	$11.02	2,739,525	$409,038,266
November 29 - December 31, 2014 (1) (2)	3,221,600	$11.08	3,221,600	$373,351,306
Total	7,782,699		7,782,699

(1)         During the period from September 27, 2014 through December 31, 2014, all purchases were made pursuant to the programs discussed below in open market transactions.  All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)         On August 28, 2014, our Board of Directors authorized the repurchase of our outstanding ordinary shares for up to $500 million.  This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Extraordinary General Meeting held on the same date as the Board authorization.  As of December 31, 2014, shares in the aggregate amount of $373.4 million were available to be repurchased under the current plan.

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

Date: January 29, 2015
/s/ Christopher Collier
Christopher Collier
Chief Financial Officer
(Principal Financial Officer)

Date: January 29, 2015

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