Form 10-K
period 2015-03-31
FLEXTRONICS INTERNATIONAL LTD.
filed 2015-05-21
CIK 866374

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of September 26, 2014, the aggregate market value of the Company's ordinary shares held by non-affiliates of the registrant was approximately $6.1 billion based upon the closing sale price as reported on the NASDAQ Stock Market LLC (NASDAQ Global Select Market).

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2015
Ordinary Shares, No Par Value	563,994,126

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement to be delivered to shareholders in connection with the Registrant's 2015 Annual General Meeting of Shareholders	Part III

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

ITEM 1.    BUSINESS

OVERVIEW

        We are a globally-recognized, leading provider of innovative design, manufacturing, and supply chain services and solutions that span from sketch to scale; from conceptual sketch to full-scale production. We design, build, ship and service complete packaged consumer electronics and industrial products for original equipment manufacturers ("OEMs"), through our activities in the following business groups:

  •
  High Reliability Solutions ("HRS"), which is comprised of our medical business including medical equipment, disposables, drug delivery, and diagnostics; our automotive business, including automotive electronics, automotive lighting and power electronics; and our defense and aerospace businesses, focused on defense, civil aviation, and homeland security;

  •
  Consumer Technology Group ("CTG"), which includes our mobile devices business, including smart phones; our consumer electronics business, including connected living, wearable electronics, game consoles, and connectivity devices; and our high-volume computing business, including various supply chain solutions for notebook personal computing ("PC"), tablets, and printers;

  •
  Industrial and Emerging Industries ("IEI"), which is comprised of semiconductor and capital equipment, office solutions, test and measurement, household industrial and lifestyle, industrial automation and kiosks, energy and metering, and lighting; and

  •
  Integrated Network Solutions ("INS"), which includes radio access base stations, remote radio heads (RRH), and small cells for wireless infrastructure; optical, routing, broadcasting, and switching products for the data and video network; server and storage platforms for both enterprise and cloud based deployments; next generation storage and security appliance products; and rack level solutions, converged infrastructure and software defined product solutions.

        As of March 31, 2015 the above described business groups comprised our reportable segments.

        We provide our advanced design, manufacturing and supply chain services through a network of over 100 facilities in approximately 30 countries across four continents. We have established this extensive network of design and manufacturing facilities in the world's major consumer electronics and industrial products markets (Asia, the Americas, and Europe) in order to serve the outsourcing needs of both multinational and regional OEMs. Our services increase our customers' competitiveness by delivering improved product quality, increased flexibility, leading manufacturability, improved performance, faster time-to-market and competitive costs. Our OEM customers leverage our services to meet their requirements throughout their products' entire life cycles. For the fiscal year ended March 31, 2015, we had revenue of $26.1 billion and net income of $600.8 million.

        We believe that the combination of our extensive open innovation platform solutions, design and engineering services, advanced supply chain management solutions and services, significant scale and global presence, and industrial campuses in low-cost geographic areas provide us with a competitive advantage and strong differentiation in the market for designing, manufacturing and servicing consumer electronics and industrial products for leading multinational and regional OEMs. Through these services and facilities, we offer our OEM customers accelerated design, increased flexibility and responsiveness, improved time to market, and supply chain predictability and real time visibility, which enable them to accelerate product launches, enter new markets, mitigate risk and improve free cash flow.

        Our business has been subject to seasonality, primarily due to our mobile devices and consumer electronics market exposures, which are part of our CTG business group, which historically exhibit particular strength generally in the two quarters leading up to the end of the calendar year in connection with the holiday season.

INDUSTRY OVERVIEW

        Our expertise is in the design, manufacturing, and supply services for a broad range of products; as such, the closest definition of our industry is the outsourcing Electronics Manufacturing Services ("EMS") industry. EMS has experienced significant change and growth as an increasing number of companies elect to outsource some or all of their design, manufacturing, and after-market services requirements. In recent years, we have seen an increased level of diversification by many companies, primarily in the technology sector. Companies that have historically identified themselves as software providers, internet service providers, or e-commerce retailers are entering the highly competitive and rapidly evolving hardware markets, with products like mobile devices, home entertainment and wearable devices. This trend has resulted in significant changes to the hardware manufacturing and supply chain solutions requirements of such companies. Increasingly complex products are requiring highly customized supply chain solutions, in turn resulting in significant changes to the overall manufacturing and supply chain landscape. The growth of the overall industry for calendar year 2014 is estimated to have been around 4%.

        We believe the total available market for EMS industry is poised for continued growth, with current penetration rates estimated to be less than 30%. The intensely competitive nature of the electronics industry, the increasing complexity and sophistication of electronics products, and pressure on OEMs to reduce product costs and shorten product life cycles are all factors that encourage OEMs to utilize supply chain service providers as part of their business and manufacturing strategies. Utilizing global manufacturing and service providers allows OEMs to take advantage of the global design, manufacturing and supply chain management expertise of such providers, and enables OEMs to concentrate on product research, development, marketing, and sales. We believe that OEMs realize a number of important benefits through their strategic relationships with EMS providers, including:

  •
  Improved efficiency and reduced production costs;

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

        We believe that growth in the EMS industry will be largely driven by the need for OEMs to respond to rapidly changing markets and technologies, the increasing complexity of supply chains and the continued pressure to be cost competitive. Additionally, we believe that there are significant opportunities for global EMS providers to win additional business from OEMs in markets or industry segments that have yet to substantially utilize such providers.

SERVICE OFFERINGS

        We offer a broad range of customizable services to OEMs. We believe that Flextronics has the broadest worldwide end-to-end supply chain solutions capabilities in the industry, from concept design resources to aftermarket services. We believe a key competitive advantage is the Flextronics Platform, which is our system for improving customer competitiveness by providing superior speed, scope, and scale:

  •
  Speed:  Our sophisticated supply chain management tools and expertise allow us to provide customers with access to real-time information that increases visibility throughout the entire process, reducing risk while accelerating execution.

  •
  Scope:  Our end-to-end services, from sketch to scale, include design and innovation services, engineering, logistics, and supply chain management. Our deep industry knowledge and multi-domain expertise further accelerates the entire process of producing increasingly complex products for increasingly interconnected industries.

  •
  Scale:  Our physical infrastructure includes over 100 facilities in approximately 30 countries, staffed by approximately 150,000 permanent employees, providing our customers with truly global scale and strategic geographic distribution.

        We offer both global economies of scale in procurement, manufacturing and after-market services, as well as market-focused expertise and capabilities in design and engineering. As a result of our extensive experience in specific markets, we have developed deep understanding of complex market dynamics, giving us the ability to anticipate trends that impact our customers' businesses. Our expertise can help improve our customers' market positioning by effectively adjusting product plans and roadmaps to efficiently and cost-effectively deliver, high quality products that meet their time-to-market requirements.

        Our services include all processes necessary to design, build, ship and service complete packaged consumer electronics and industrial products for our OEM customers. These services include:

        Innovation Services.    We provide a comprehensive set of services that enable companies, from startups to multinationals, to successfully innovate, create new products and solutions, and gain access to new markets. These services span the entire product introduction and solution lifecycle by providing access to new technologies, accelerating product development from early concepts to final production-ready design, and providing advanced manufacturing and testing for new product introduction and market access to grow our customers' bases. We launched the Silicon Valley Open Innovation Initiative to create an ecosystem of customers, suppliers and design tool makers to drive new product innovation technologies that improve productivity, cost and time-to-market. As part of this initiative, we founded the Silicon Valley Open Innovation Summit.

          In fiscal year 2015, we continued to expand our Innovation Centers worldwide and further enhanced our flagship Customer Innovation Center in Silicon Valley. Our Innovation services include:

    •
    Innovations Labs. Innovation Labs is a design and engineering organization that specializes in supporting customer design and product development services from early concept stages, with the ability to accommodate highly ambiguous requirements. Customers gain access to our design and engineering facilities, technical subject matter experts, and rapid prototyping resources such as metal and plastic 3D printers and soft tooling capabilities.

    •
    Collective Innovation Platform. The Collective Innovation Platform is an ecosystem of qualified technology solutions that helps customers reduce time-to-market and enhance product functionality by leveraging technology building blocks that have been qualified by Flextronics as part our technology Centers of Excellence. By joining the Flextronics Collective Innovation Program, technology providers can monetize their investments and gain access to Flextronics' large, global customer base. Program members include technology suppliers, startups, software/application providers, research labs/institutes and universities.

    •
    Lab IX. A startup accelerator program that invests in the next generation of disruptive technology, giving startups a competitive advantage by providing them the necessary resources and connections to grow their business. By bringing together startups, OEMs and technology partners, we provide Lab IX portfolio companies with access to our global end-to-end supply chain solutions, our wealth of experience in hardware design, our manufacturing services and logistics across a wide range of markets and additional benefits from our specialized partners.

    •
    Centers of Excellence. Strategic technology capabilities developed by Flextronics in critical solutions areas which are leveraged across multiple industries, for integration into our customers' products. Centers of Excellence include Human Machine Interface, Wireless and Connectivity, Semiconductors, Sensors & Actuators, Power & Battery Management, Smart Software, Flexible Technology, Computing and Mechanicals & Plastics.

    •
    Interconnect Technology Center. The Interconnect Technology Center provides expertise in both rigid and flexible circuits for next generation printed circuits technology, testing methods and designs. The Center's state-of-the-art labs are specifically designed for printed circuit innovation, with a focus on embedded components, integration and transfer, wearable and stretchable design, thermal management, system integration and simulation.

    •
    CloudLabs. The CloudLabs initiative provides cloud infrastructure companies with engineering and design services to optimize rack-level solutions, especially in the case of multi-vendor equipment integration. CloudLabs enables customers to accelerate a spectrum of cloud, converged infrastructure and datacenter strategies.

        Design and Engineering Services.    We offer a comprehensive range of value-added design and engineering services, tailored to the specific markets and needs of our customers. These services can be delivered by one of two primary business models:

    •
    Contract Design Services, where customers purchase engineering and development services on a time and materials basis; or

    •
    Joint Development Manufacturing Services, where Flextronics' engineering and development teams work jointly with our customers' teams to ensure product development integrity, seamless manufacturing handoffs, and faster time to market.

          Our design and engineering services are provided by our global market-based engineering teams and cover a broad range of technical competencies:

    •
    System Architecture, User Interface and Industrial Design. We help our customers design and develop innovative and cost-effective products that address the needs of the user and the market. These services include product definition, analysis and optimization of performance and functional requirements, 2-D sketch level drawings, 3-D mock-ups and proofs of concept, interaction and interface models, detailed hard models, and product packaging.

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

    •
    Electronic System Design. We provide complete electrical and hardware design for products ranging in size from small handheld consumer devices to large, high-speed, carrier-grade, telecommunications equipment, which includes embedded microprocessors, memory, digital signal processing design, high-speed digital interfaces, analog circuit design, power management solutions, wired and wireless communication protocols, display imaging, audio/video, and radio frequency systems and antenna design.

    •
    Reliability and Failure Analysis. We provide comprehensive design for manufacturing, test and reliability services leveraging robust, internally-developed tools and databases. These services leverage our core manufacturing competencies to help our customers achieve their time-to-revenue goals.

    •
    Component Level Development Engineering. We have developed substantial engineering competencies for product development and lifecycle management of various component technologies, such as power solutions, and printed circuit board and interconnection technologies, both rigid and flexible.

          We are exposed to different or greater potential liabilities from our various design services than those we face in our core assembly and manufacturing services. See "Risk Factors—The success of certain of our activities depends on our ability to protect our intellectual property rights; intellectual property infringement claims against our customers or us could harm our business."

        Systems Assembly and Manufacturing.    Our assembly and manufacturing operations, which generate the majority of our revenues, include printed circuit board assembly and assembly of systems and subsystems that incorporate printed circuit boards and complex electromechanical components. We often assemble electronics products with our proprietary printed circuit boards and custom electronic enclosures on either a build-to-order or configure-to-order basis. In these operations, we employ just-in-time, ship-to-stock and ship-to-line programs, continuous flow manufacturing, demand flow processes, and statistical process controls. As OEMs seek to provide greater functionality in smaller products, they increasingly require more sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and our expertise in innovative miniaturization, packaging and interconnect technologies, enables us to offer a variety of advanced manufacturing solutions. We support a wide range of product demand profiles, from low-volume, high-complexity programs, to high-volume production. Continuous focus on lean manufacturing, and a systematic approach to identifying and eliminating waste (non-value-added activities) through continuous improvement based on customer demand, allows us to increase our efficiency and flexibility to meet our customers' dynamic requirements. Our systems assembly and manufacturing expertise includes the following:

    •
    Enclosures. We offer a comprehensive set of custom electronics enclosures and related products and services. Our services include the design, manufacture and integration of electronics packaging systems, including custom enclosure systems, power and thermal subsystems, interconnect subsystems, cabling and cases. In addition to standard sheet metal and plastic fabrication services, we assist in the design of electronics packaging systems that protect sensitive electronics and enhance functionality. Our enclosure design services focus on functionality, manufacturability and testing. These services are integrated with our other assembly and manufacturing services to provide our customers with overall improved supply chain management.

    •
    Testing Services. We offer computer-aided testing services for assembled printed circuit boards, systems and subsystems. These services significantly improve our ability to deliver high-quality products on a consistent basis. Our test services include management defect analysis, in-circuit testing and functional testing as well as environmental stress tests of board and system assemblies. We also offer design for test, manufacturing and environment services to jointly improve customer product design and manufacturing.

    •
    Materials Procurement and Inventory Management. Our manufacturing and assembly operations capitalize on our materials inventory management expertise and volume procurement capabilities. As a result, we believe that we are able to achieve highly competitive cost reductions and reduce total manufacturing cycle time for our OEM customers. Materials procurement and management consist of the planning, purchasing, expediting and warehousing of components and materials used in the manufacturing process. In addition, our strategy includes having third-party suppliers of custom components located in our industrial parks to reduce material and transportation costs, simplify logistics and facilitate inventory management. We also use a sophisticated automated manufacturing resource planning system and enhanced electronic data interchange capabilities to ensure inventory control and optimization. Through our manufacturing resources planning system, we have real-time visibility of material availability and are able to track the work in process. We utilize electronic data interchange with our customers and suppliers to implement a variety of supply chain management programs. Electronic data interchange allows customers to share demand and product forecasts, deliver purchase orders and assists suppliers with satisfying just-in-time delivery and supplier-managed inventory requirements. This also enables us to implement vendor-managed inventory solutions to increase flexibility and reduce overall capital allocation in the supply chain. We procure a wide assortment of materials, including electronic components, plastics and metals. There are a number of sources for these materials, including customers for whom we are providing systems assembly and manufacturing services. On some occasions, there have been shortages in certain electronic components, most recently with regard to connectors, capacitors, LCD panels and memory (both DRAM and Flash). However, such shortages have not had a material impact on our operating results for any periods presented. See "Risk Factors—We may be adversely affected by shortages of required electronic components."

        Component businesses.    We offer the following components product solutions:

    •
    Rigid and Flexible Printed Circuit Board ("PCB") Fabrication. Printed circuit boards are platforms composed of laminated materials that provide the interconnection for integrated circuits, passive and other electronic components and thus are at the heart of almost every electrical system. They are formed out of multi-layered epoxy resin and glass cloth systems with very fine traces and spaces and plated holes (called vias), which interconnect the different layers into an extremely dense circuit network that carries the electrical signals between components. As semiconductor designs become more complex and signal speeds increase, there is an increasing demand for higher density integration on printed circuit boards, requiring higher layer counts, finer lines and spacings, smaller vias (microvias) and base materials with very low electrical loss characteristics. The manufacturing of these complex multilayer interconnect products often requires the use of sophisticated circuit interconnections between layers, and adherence to strict electrical characteristics to maintain consistent transmission speeds and impedances. The global demand for wireless devices and the complexity of wireless products are driving the demand for more flexible printed circuits. Flexible circuit boards facilitate a reduction in the weight of a finished electronic product and allow the designer to use the third dimension in designing new products or product features. Flexible circuits have become a very attractive design alternative for many new and emerging application spaces such as automotive rear light-emitting diode ("LED") lighting, tablet computers, and miniaturized radio frequency identification tags or smart cards. We are an industry leader in high-density interconnect with Every Layer Inter Connect ("ELIC") technology, which is widely used in smart phone designs, and multilayer constructions which are used in advanced routers and switches, telecom equipment, servers, storage, and flexible printed circuit boards and flexible printed circuit board assemblies. Our PCB business (Multek) manufactures printed circuit boards on a low-volume, quick-turn basis, as well as on a high-volume production basis. We provide quick-turn prototype services that allow us to provide small test quantities to meet the needs of customers' product development groups in as little as 48 hours. Our extensive range of services enables us to respond to our customers' demands for an accelerated transition from prototype to volume production. Multek offers a one-stop solution from design to manufacturing of PCB, flexible circuits and rigid flex circuits and sub-assemblies. We have printed circuit board and flexible circuit fabrication service capabilities in North America and Asia. During fiscal year 2014 we completed the closing of our Multek factories in Germany and Brazil. We believe this will drive operational efficiencies, and result in an optimization of our system, which will reduce the revenue level required to achieve better margins. Going forward, our PCB capabilities will be centered in Asia and North America.

    •
    Power Supplies. We have a full service power supply business ("Flex Power") that is a key player in the mobile revolution, with expertise in high efficiency and high density switching power supplies ranging from 1 to 3,000 watts. Our product portfolio includes chargers for smartphones and tablets, adapters for notebooks and gaming, and power supplies for server, storage and networking markets. We pride ourselves on our ability to service the needs of industry leaders in these markets through valuable technology, design expertise, collaborative development and efficient execution. Our products are fully compliant with the environmental and Energy Star requirements that drive efficiency specifications in our industry. Customers who engage with Flex Power gain access to compelling innovations and intellectual property in digital control and smart power.

        Logistics.    Our Flextronics Global Services business is a provider of after-market supply chain logistics services. Our comprehensive suite of services are tailored to customers operating in the computing, consumer digital, infrastructure, industrial, mobile and medical markets. Our expansive global infrastructure consists of 25 sites and more than 12,000 employees strategically located throughout the Americas, Europe and Asia. By leveraging our operational infrastructure, supply chain network, and IT systems, we are able to offer our customers globally consistent logistics solutions. By linking the flow of information from these supply chains, we create supply chain for our customers. We provide multiple logistics solutions including supplier-managed inventory, inbound freight management, product postponement, build/configure to order, order fulfillment and distribution, and supply chain network design.

        Reverse Logistics and Repair Services.    We offer a suite of integrated reverse logistics and repair solutions that use globally consistent processes, which help protect our customers' brand loyalty by improving turnaround times and raising end-customer satisfaction levels. Our objective is to maintain maximum asset value retention of our customers' products throughout their product life cycle while simultaneously minimizing non-value repair inventory levels and handling in the supply chain. With our suite of end-to-end solutions, we can effectively manage our customers' reverse logistics requirements, while providing critical data feedback to their supply chain constituents, and delivering continuous improvement and efficiencies for both existing and next generation products. Our reverse logistics and repair solutions include returns management, exchange programs, complex repair, asset recovery, recycling and e-waste management. We provide repair expertise to multiple product lines such as consumer and midrange products, printers, smart phones, consumer medical devices, notebooks, PC's, set-top boxes, game consoles and highly complex infrastructure products. With our service parts logistics business, we manage all of the logistics and restocking processes essential to the efficient operation of repair and refurbishment services.

STRATEGY

        We build intelligent products for a connected world. We do this by providing our customers with end-to-end product development services, from innovation, design, and engineering, to manufacturing, logistics, and supply chain solutions. We strive to help create a smarter, more connected world, enabling simpler, richer lives through technology. Our strategy is to enable and scale innovation for our customers, maintain our leadership in our core capabilities and build extended offerings in high-growth sectors.

          Talent.    To maintain our competitiveness and world-class capabilities, we focus on hiring and retaining the world's best talent. We empower talented employees to develop global supply chain solutions that transform industries and companies. We have taken steps to attract the best functional and operational leaders and have accelerated efforts to develop the future leaders of the company.

          Customer-Focus.    We believe that serving aspiring leaders in dynamic industries fosters the development of our core skills and results in superior growth and profitability. Our customers come first, and we have a relentless focus on delivering distinctive products and services in a cost-effective manner with fast time-to-market.

          Market Focus.    We apply a rigorous approach to managing our portfolio of opportunities by focusing on companies that are leaders in their industry and value our superior capabilities in design, manufacturing, supply chain and aftermarket services. We focus our energy and efforts on high-growth markets where we have distinctive competence and compelling value proposition. Examples include our investments in energy, healthcare, automotive, industrial markets and a number of enabling components technologies. Our market-focused approach to managing our business increases our customers' competitiveness by leveraging our deep industry expertise, as well as global scale and sensitivity and rapid response to changes in market dynamics.

          Global Operations Capabilities.    We continue to invest in maintaining the leadership of our world-class manufacturing and services capabilities. We constantly push the state of the art in manufacturing technology, process development and operations management. We believe these skills, IP, and assets contribute to our significant competitive advantage. We continue to capitalize on our industrial park concept, where we co-locate our manufacturing, design, and service resources in low-cost regions, to provide a competitive advantage by minimizing logistics, manufacturing costs and cycle times while increasing flexibility and responsiveness. Our ability to cost effectively manage such a massive worldwide system is itself a major competitive advantage.

          Extended Value Propositions.    We continue to extend our distinctiveness in manufacturing into new value propositions that leverage our core capabilities. We opportunistically invest in new capabilities and services to provide our customers with a broader value-added suite of services and solutions to meet their product and market requirements. We continue to develop manufacturing process technologies that reduce cost and improve product performance.

COMPETITIVE STRENGTHS

        We continue to enhance our business through the development and expansion of our product and service offerings. We strive to maintain the efficiency and flexibility of our organization, with repeatable execution that adapts to macro-economic changes providing clear value to our customers, while increasing their competitiveness. We have a focused strategy on delivering scale, scope and speed to our customers through world-class operations, innovation and design services, supply chain solutions, and industry and market expertise. We provide real-time supply chain applications that enable improved supply chain visibility, allowing customers to better monitor and mitigate risks. We believe the following capabilities further differentiate us from our competitors and enable us to better serve our customers' requirements:

          Significant Scale and Global Integrated System.    We believe that scale is a significant competitive advantage, as our customers' solutions increasingly require cost structures and capabilities that can only be achieved through size and global reach. We are a leader in global procurement, purchasing approximately $22.4 billion of materials during our fiscal year ended March 31, 2015. As a result, we are able to use our worldwide supplier relationships to achieve advantageous pricing and supply chain flexibility for our OEM customers.

          We have established an extensive, integrated network of design, manufacturing and logistics facilities in the world's major consumer electronics and industrial markets to serve the outsourcing needs of both multinational and regional OEMs. Our extensive global network of over 100 facilities in approximately 30 countries with approximately 150,000 permanent employees, helps increase our customers' competitiveness by simplifying their global product development processes while delivering improved product quality with improved performance and accelerated time to market.

          End-to-End Solutions.    We offer a comprehensive range of worldwide supply chain services that simplify and improve the global product development process, providing meaningful time and cost savings to our OEM customers. Our broad-based, end-to-end services enable us to cost effectively design, build, ship and service a complete packaged product. We believe that our capabilities help our customers improve product quality, manufacturability and performance, while reducing costs. We have expanded and enhanced our service offering by adding capabilities in 3D printing, automation, innovation labs, real-time supply chain software, plastics, machining and mobile charging, and by introducing new capabilities in areas such as solar equipment, large format stamping and chargers.

          Long-Standing Customer Relationships.    We believe that maintaining our long-term relationships with key customers is a critical requirement for maintaining our market position, growth and profitability. We believe that our ability to maintain and grow these customer relationships results from our history and reputation of creating value for our customers while increasing their own competitiveness. We achieve this through our market-focused approach, our broad range of service offerings and solutions, and our deep industry expertise, which allows us to provide innovative solutions to all of the manufacturing and related service needs of our customers. We continue to receive numerous service and quality awards that further validate the strength of our customer relationships.

          Extensive Design and Engineering Capabilities.    We have an industry-leading global design service offering, with extensive product design engineering resources, that provides design services, product developments, and solutions to satisfy a wide array of customer requirements across all of our key markets. We combine our design and manufacturing services to provide sketch to scale customized solutions that include services from design concept, through product industrialization and product development, including the manufacture of components and complete products (such as smart phones), which are then sold by our OEM customers under the OEMs' brand names.

          Geographic, Customer and End Market Diversification.    We believe we have created a well-diversified and balanced company. We have diversified our business across multiple end markets, significantly expanding our total available market. The world is experiencing rapid changes and macro-economic disruptions have led to demand shifts and realignments. We believe that we are well-positioned through our market diversification to grow faster than the industry average and successfully navigate through difficult economic climates. Our broad geographic footprint and experiences with multiple product types and complexity levels creates a significant competitive advantage. We continually look for new ways to diversify our offering within each market segment.

          Product Innovation Centers.    We have established state-of-the art innovation centers in the Americas, Asia and Europe, with differentiated offerings and specialized services and focus. Some of these offerings include the most advanced 3D plastic printing, 3D metal printing, surface mount technology (SMT), and X-ray and test equipment to support major industries in bringing innovative products to market rapidly. We also have a reliability and failure analysis lab and an automation applications team. Another key feature is our focus on confidentiality and security as we offer dedicated customer-confidential work spaces that include increased security and restricted access to protect our OEM customers' intellectual property ("IP") and the confidentiality of new products being launched into the marketplace. These innovation centers offer our customers a geographically-focused version of our sketch to scale services, taking their product from concept to volume production and go-to-market in a rapid, cost effective and low risk manner.

          Industrial Parks; Low-Cost Manufacturing Services.    We have developed self-contained campuses that co-locate our manufacturing and logistics operations with our suppliers at a single, low-cost location. These industrial parks enhance our supply chain management efficiency, while providing a low-cost, multi-technology solution for our customers. This approach increases the competitiveness of our customers by reducing logistical barriers and costs, improving communications, increasing flexibility, lowering transportation costs and reducing turnaround times. We have strategically established our industrial parks in Brazil, China, Hungary, Israel, Malaysia, Mexico, Poland, Romania, and the Ukraine.

          We have certain of our manufacturing operations situated in low-cost regions of the world to provide our customers with a wide array of manufacturing solutions and low manufacturing costs. As of March 31, 2015, approximately 74% of our manufacturing capacity was located in low-cost locations, such as Brazil, China, Hungary, India, Malaysia, Mexico, Poland, Romania, and the Ukraine. We believe we are a global industry leader in low-cost production capabilities.

CUSTOMERS

        Our customers include many of the world's leading technology companies. We have focused on establishing long-term relationships with our customers and have been successful in expanding our relationships to incorporate additional product lines and services. In fiscal year 2015, our ten largest customers accounted for approximately 50% of net sales. Only Motorola Mobility (including net sales from its parent Google up to the point in time when Motorola Mobility was acquired by Lenovo and including net sales from Lenovo thereafter), a customer in our CTG business group, accounted for greater than 10% of the Company's net sales in fiscal year 2015.

        The following table lists in alphabetical order a sample of our largest customers in fiscal year 2015 and the end products of those customers for which we provide design, manufacturing and/or after-market services:

Customer	End Products
Alcatel-Lucent	Business telecommunications systems, core routers and switches, and optical communications
Apple	Desktop computing, power chargers, and after-market services for notebooks, tablets, and smart phones
Cisco	Core routers and switches, data center, wireless and enterprise telecommunications infrastructure
Ericsson	Radio base stations for Long Term Evolution and GSM infrastructure, and optical communications
Ford Motor Company	In-car connectivity, Lighting Products, Solenoids and Motion Control Electronics
Hewlett-Packard	Printers, storage devices, and services for computing devices
Huawei Technologies	Wireless and enterprise telecommunications infrastructure, smartphones, and optical communications
Microsoft	Gaming, computer peripherals and other consumer electronics devices
Motorola Mobility*	Mobile communication, wearables and connected living devices
Xerox	Office equipment and imaging

*
Motorola Mobility includes net sales from its parent Google up to the point in time when Motorola Mobility was acquired by Lenovo and including net sales from Lenovo thereafter

BACKLOG

        Although we obtain firm purchase orders from our customers, OEM customers typically do not make firm orders for delivery of products more than 30 to 90 days in advance. In addition, OEM customers may reschedule or cancel firm orders depending on contractual arrangements. Therefore, we do not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales.

COMPETITION

        Our market is extremely competitive and includes many companies, several of which have achieved substantial market share. We compete against numerous domestic and foreign manufacturing service providers, as well as our current and prospective customers, who evaluate our capabilities in light of their own capabilities and cost structures. We face particular competition from Asian-based competitors, including Taiwanese Original Design Manufacturing ("ODM") suppliers who compete in a variety of our end markets and have a substantial share of global information technology hardware production.

        We compete with different companies depending on the type of service we are providing or the geographic area in which an activity takes place. We believe that the principal competitive factors in the manufacturing services market are quality and range of services, design and technological capabilities; cost; location of facilities; responsiveness and flexibility. We believe we are extremely competitive with regard to all of these factors.

SOCIAL RESPONSIBILITY

        Our Corporate Social Responsibility ("CSR") practices framework has several elements, including environmental compliance, labor and human rights, ethics, governance, and community engagement. Flextronics' CSR framework is based upon the principles, policies, and standards prescribed by the Electronics Industry Citizenship Coalition ("EICC"), a worldwide association of electronics companies committed to promoting an industry code of conduct for global electronics supply chains to improve working and environmental conditions as well as other relevant international standards (e.g. ISO 14001). Flextronics is a founding member of the EICC. Social responsibility is also an area of increasing regulation, with specific regulations such as the U.S. Federal Acquisition Regulation on Human Trafficking and the U.K. Modern Slavery Act of 2015 creating new compliance and disclosure obligations for the Company and for our customers. We accordingly operate a number of programs, including compliance audits and compliance capability building programs that focus on driving continuous improvements in social, ethical, and environmental compliance throughout all of our global operating units, all in accordance with our Code of Business Conduct and Ethics. As a guide to achieving this end, Flextronics looks at principles, policies, and standards as prescribed by the EICC.

        Being a good corporate citizen does not mean we should merely conform to standards. We go beyond required responsibilities by offering a wide range of programs and initiatives to engage both our internal and external communities. At the heart of this endeavor lies our pragmatic goal of positively influencing the lives of people in the communities in which we operate. We intend to continue investing in these global communities through grant-making, financial contributions, volunteer work, direct engagement and donation of resources.

        The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), Section 1502, introduced reporting requirements related to the verification of whether Flextronics is directly (or indirectly through suppliers of materials) purchasing the following minerals: columbite-tantalite, also known as coltan (the metal ore from which tantalum is extracted); cassiterite (the metal ore from which tin is extracted); gold; wolframite (the metal ore from which tungsten is extracted); or their derivatives; or any other mineral or its derivatives as determined by the Secretary of State with financing conflicts in the Democratic Republic of the Congo or an adjoining country. Flextronics is working directly with suppliers, industry groups, and customers to comply with the due diligence reporting requirements necessary to comply with the new law. See "Risk Factor—Compliance with government regulations regarding the use of "conflict minerals" may result in increased costs and risks to us."

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

        We are also required to comply with an increasing number of product environmental compliance regulations focused on the restriction of certain hazardous substances. For example, the electronics industry is subject to the European Union's ("EU") Restrictions on Hazardous Substances ("RoHS") 2011/65/EU, Waste Electrical and Electronic Equipment ("WEEE") 2012/19/EU directives, the regulation EC 1907/2006 EU Directive REACH ("Registration, Evaluation, Authorization, and Restriction of Chemicals"), and China RoHS entitled, Management Methods for Controlling Pollution for Electronic Information Products ("EIPs"). Similar legislation has been or may be enacted in other jurisdictions, including in the United States. Our business requires close collaboration with our customers and suppliers to mitigate risk of non-compliance. We have developed rigorous risk mitigating compliance programs designed to meet the needs of our customers as well as the regulations. These programs vary from collecting compliance or material data from our Flextronics owned suppliers to full laboratory testing, and we require our supply chain to comply. Non-compliance could potentially result in significant costs and/or penalties. RoHS and other similar legislation bans or restricts the use of lead, mercury and certain other specified substances in electronics products and WEEE requires EU importers and/or producers to assume responsibility for the collection, recycling and management of waste electronic products and components. In the case of WEEE, although the compliance responsibility rests primarily with the EU importers and/or producers rather than with EMS companies, OEMs may turn to EMS companies for assistance in meeting their WEEE obligations. New technical classifications of e-Waste being discussed in the Basel Convention technical working group could affect both Flextronics and Flextronics' customers' abilities and obligations in electronics repair and refurbishment. Flextronics continues to monitor these discussions and is working with our customers and other technical organizations to minimize the impact to legal and responsibly managed repair operations.

EMPLOYEES

        As of March 31, 2015, our global workforce totaled approximately 150,000 permanent employees. In certain international locations, our employees are represented by labor unions and by work councils. We have never experienced a significant work stoppage or strike, and we believe that our employee relations are good.

        Our success depends to a large extent upon the continued services of key managerial and technical employees. The loss of such personnel could seriously harm our business, results of operations and business prospects. To date, we have not experienced significant difficulties in attracting or retaining such personnel.

INTELLECTUAL PROPERTY

        We own or license various United States and foreign patents relating to a variety of technologies. For certain of our proprietary processes, we rely on trade secret protection. We also have registered our corporate name and several other trademarks and service marks that we use in our business in the United States and other countries throughout the world. As of March 31, 2015 and 2014, the carrying value of our intellectual property was not material.

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

ITEM 1A.    RISK FACTORS

We depend on industries that continually produce technologically advanced products with short product life cycles and our business would be adversely affected if our customers' products are not successful or if our customers lose market share.

        We derive our revenues from customers in the following business groups:

  •
  HRS, which is comprised of our medical business including medical equipment, disposables, drug delivery, and diagnostics; our automotive business including automotive electronics, automotive lighting, and power electronics; and our defense and aerospace businesses focused on defense, civil aviation, and homeland security;

  •
  CTG, which includes our mobile devices business, including smart phones; our consumer electronics business, including connected living, wearable electronics, game consoles, and connectivity devices; and our high-volume computing business, including various supply chain solutions for notebook personal computing ("PC"), tablets, and printers;

  •
  IEI, which is comprised of our semiconductor and capital equipment, office solutions, test and measurement, household industrial and lifestyle, industrial automation and kiosks, energy and metering, and lighting; and

  •
  INS, which includes radio access base stations, remote radio heads (RRH) and small cells for wireless infrastructure, optical, routing, broadcasting and switching products for the data and video network, server and storage platforms for both enterprise and cloud based deployments, next generation storage and security appliance products and rack level solutions, converged infrastructure and software defined product solutions.

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

Our customers may cancel their orders, change production quantities or locations, or delay production, and our current and potential customers may decide to manufacture some or all of their products internally, which could harm our business.

        Cancellations, reductions or delays by a significant customer or by a group of customers have harmed, and may in the future harm, our results of operations by reducing the volumes of products we manufacture and deliver for these customers, by causing a delay in the repayment of our expenditures for inventory in preparation for customer orders and by lowering our asset utilization resulting in lower gross margins. Additionally, current and prospective customers continuously evaluate our capabilities against other providers as well as against the merits of manufacturing products themselves. Our business would be adversely affected if OEMs decide to perform these functions internally or transfer their business to another provider. In addition, we face competition from the manufacturing operations of some of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing. In the past, some of our customers moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity. Any of these developments could cause a decline in our sales, loss of market acceptance of our products or services, compression of our profits or loss of our market share.

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

        Sales to our ten largest customers represent a significant percentage of our net sales. Our ten largest customers accounted for approximately 50%, 52% and 47% of net sales in fiscal years 2015, 2014 and 2013, respectively. Only Motorola Mobility (including net sales from its parent Google up to the point in time when Motorola Mobility was acquired by Lenovo and including net sales from Lenovo thereafter), which is reflected in our CTG business group, accounted for more than 10% of net sales in fiscal year 2015 and fiscal year 2014. No customer accounted for greater than 10% of the Company's net sales in fiscal year 2013. Our principal customers have varied from year to year. These customers may experience dramatic declines in their market shares or competitive position, due to economic or other forces, that may cause them to reduce their purchases from us or, in some cases, result in the termination of their relationship with us. Significant reductions in sales to any of these customers, or the loss of major customers, would materially harm our business. If we are not able to timely replace expired, canceled or reduced contracts with new business, our revenues and profitability could be harmed.

Our components business is dependent on our ability to quickly launch world-class components products, and our investment in the development of our component capabilities, together with the start-up and integration costs necessary to achieve quick launches of world-class components products, may adversely affect our margins and profitability.

        Our components business, which includes rigid and flexible printed circuit board fabrication, and power supply manufacturing, is part of our strategy to improve our competitive position and to grow our future margins, profitability and shareholder returns by expanding our capabilities. The success of our components business is dependent on our ability to design and introduce world- class components that have performance characteristics which are suitable for a broad market and that offer significant price and/or performance advantages over competitive products.

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

        In addition, OEMs often require unique configurations or custom designs, which must be developed and integrated in the OEM's product well before the OEM launches the product. Thus, there is often substantial lead-time between the commencement of design efforts for a customized component and the commencement of volume shipments of the component to the OEM. As a result, we may make substantial investments in the development and customization of products for our customers, and no revenue may be generated from these efforts if our customers do not accept the customized component. Even if our customers accept the customized component, if our customers do not purchase anticipated levels of products, we may not realize any profits.

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

        We provide manufacturing services to companies and industries that have in the past, and may in the future, experience financial difficulty. If some of our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our products from these customers could decline. Additionally, if our suppliers experience financial difficulty we could have difficulty sourcing supply necessary to fulfill production requirements and meet scheduled shipments. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. Such adverse effects could include one or more of the following: an increase in our provision for doubtful accounts, a charge for inventory write-offs, a reduction in revenue, and an increase in our working capital requirements due to higher inventory levels and increases in days our accounts receivable are outstanding.

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

        As part of our strategy to enhance our end-to-end service offerings, we continue to expand our design and engineering capabilities. Providing these services can expose us to different or greater potential risks than those we face when providing our manufacturing services.

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

We conduct operations in a number of countries and are subject to the risks inherent in international operations.

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

  •
  increased scrutiny by the media and other third parties of labor practices within our industry (including but not limited to working conditions) which may result in allegations of violations, more stringent and burdensome labor laws and regulations and inconsistency in the enforcement and interpretation of such laws and regulations, higher labor costs, and/or loss of revenues if our customers become dissatisfied with our labor practices and diminish or terminate their relationship with us;

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

If our IT or physical security systems are breached, we may incur significant legal and financial exposure.

        We regularly face attempts by others to gain unauthorized access through the Internet or to introduce malicious software to our information systems. We are also a target of malicious attackers who attempt to gain access to our network or data centers or those of our customers or end users; steal proprietary information related to our business, products, employees, and customers; or interrupt our systems and services or those of our customers or others. We believe such attempts are increasing in number and in technical sophistication. In some instances, we, our customers, and the users of our products and services might be unaware of an incident or its magnitude and effects. We have implemented security systems with the intent of maintaining the physical security of our facilities and inventory and protecting our customers' and our suppliers' confidential information. In addition, while we seek to detect and investigate all unauthorized attempts and attacks against our network, products, and services, and to prevent their recurrence where practicable through changes to our internal processes and tools; We are subject to, and at times have suffered from, breach of these security systems which have in the past and may in the future result in unauthorized access to our facilities and/or unauthorized use or theft of the inventory or information we are trying to protect. If unauthorized parties gain physical access to our inventory or if they gain electronic access to our information systems or if such information or inventory is used in an unauthorized manner, misdirected, lost or stolen during transmission or transport, any theft or misuse of such information or inventory could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties including our customers and possible financial obligations for damages related to the theft or misuse of such information or inventory, any of which could have a material adverse effect on our profitability and cash flow. We believe that we have adopted appropriate measures to mitigate potential risks to our technology and our operations from the breach of our security systems.

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

        From time to time, we are involved in various claims, suits, investigations and legal proceedings. Additional legal claims or regulatory matters may arise in the future and could involve matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims and other issues on a global basis. Regardless of the merits of the claims, litigation may be both time- consuming and disruptive to our business. The defense and ultimate outcome of any lawsuits or other legal proceedings may result in higher operating expenses and a decrease in operating margin, which could have a material adverse effect on our business, financial condition, or results of operations.

Compliance with government regulations regarding the use of "conflict minerals" may result in increased costs and risks to us.

        As part of the Dodd-Frank Act, the SEC has promulgated disclosure requirements regarding the use of certain minerals ("Minerals"), which may be mined from the Democratic Republic of Congo and adjoining countries. In May 2014, we filed our initial report on Form SD to report that our products were "DRC Conflict Undeterminable" based on our diligence review. We expect to undertake further diligence of our supply chain in 2015 and beyond as we will have to publicly disclose whether the products we sell contain these Minerals and have and may continue to incur significant costs related to implement a process that will meet the mandates of the Act. Additionally, customers rely on us to provide critical data regarding the products they purchase and will likely request information on such Minerals. Our materials sourcing is broad-based and multi-tiered, and we may not be able to easily verify the origins of the Minerals used in the products we sell. We have many suppliers and each may provide the required information in a different manner, if at all. Accordingly, because the supply chain is complex, our reputation may suffer if we are unable to sufficiently verify the origins of the Minerals, if any, used in our products. Additionally, customers may demand that the products they purchase be free of any Minerals originating in the specified countries. The implementation of this requirement could affect the sourcing and availability of products we purchase from our suppliers. This may reduce the number of suppliers that may be able to provide products and may affect our ability to obtain products in sufficient quantities to meet customer demand or at competitive prices.

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

        If we design, engineer or manufacture a product or component that is found to cause any personal injury or property damage or is otherwise found to be defective, we could spend a significant amount of money to resolve the claim. In addition, product liability and product recall insurance coverage are expensive and may not be available for some or all of our services offerings on acceptable terms, in sufficient amounts, or at all. A successful product liability or product warranty claim in excess of our insurance coverage or any material claim for which insurance coverage is denied, limited or is not available could have a material adverse effect on our business, results of operations and financial condition.

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

        In addition, we are responsible for the cleanup of contamination at some of our current and former manufacturing facilities and at some third party sites. If more stringent compliance or cleanup standards under environmental laws or regulations are imposed, or the results of future testing and analyses at our current or former operating facilities indicate that we are responsible for the release of hazardous substances into the air, ground and/or water, we may be subject to additional liability. Additional environmental matters may arise in the future at sites where no problem is currently known or at sites that we may acquire in the future. Our failure to comply with environmental laws and regulations or adequately address contaminated sites could limit our ability to expand our facilities or could require us to incur significant expenses, which would harm our business.

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

        While we incur severance, asset impairment charges and other charges as a result of changes in our customer mix on an ongoing basis, such individual actions were not considered material and did not qualify as restructuring charges per accounting principles generally accepted in the United States to be separately disclosed as restructuring charges in fiscal year 2015, and are included in either cost of sales or selling, general and administrative expenses, as appropriate. Our restructuring activities undertaken during fiscal years 2014 and 2013 have been disclosed separately on our statement of operations. We may be required to take additional charges in the future to align our operations and cost structures with global economic conditions, market demands, cost competitiveness, and our geographic footprint as it relates to our customers' production requirements. We may consolidate certain manufacturing facilities or transfer certain of our operations to lower cost geographies. If we are required to take additional restructuring charges in the future, our operating results, financial condition, and cash flows could be adversely impacted. Additionally, there are other potential risks associated with our restructurings that could adversely affect us, such as delays encountered with the finalization and implementation of the restructuring activities, work stoppages, and the failure to achieve targeted cost savings.

Fluctuations in foreign currency exchange rates could increase our operating costs.

        We have manufacturing operations and industrial parks that are located in lower cost regions of the world, such as Asia, Eastern Europe and Mexico. A portion of our purchases and our sale transactions are denominated in currencies other than the United States dollar. As a result, we are exposed to fluctuations in these currencies impacting our fixed cost overhead or our supply base relative to the currencies in which we conduct transactions.

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

Our business could be impacted as a result of actions by activist shareholders or others.

        We may be subject, from time to time, to legal and business challenges in the operation of our company due to actions instituted by activist shareholders or others. Responding to such actions could be costly and time-consuming, may not align with our business strategies and could divert the attention of our Board of Directors and senior management from the pursuit of our business strategies. Perceived uncertainties as to our future direction as a result of shareholder activism may lead to the perception of a change in the direction of the business or other instability and may make it more difficult to attract and retain qualified personnel and business partners and may affect our relationships with vendors, customers and other third parties.

Changes in financial accounting standards or policies have affected, and in the future may affect, our reported financial condition or results of operations.

        We prepare our financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants (AICPA), the SEC and various bodies formed to interpret and create accounting policies. For example, significant changes to revenue recognition rules have been enacted and will begin to apply to us as early as fiscal year 2018 unless the adoption date is postponed to our fiscal year 2019 as the FASB has proposed. Changes to accounting rules or challenges to our interpretation or application of the rules by regulators may have a material adverse effect on our reported financial results or on the way we conduct business.

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

Our debt level may create limitations.

        As of March 31, 2015, our total debt was approximately $2.1 billion. This level of indebtedness could limit our flexibility as a result of debt service requirements and restrictive covenants, and may limit our ability to access additional capital or execute our business strategy.

Changes in our credit rating may make it more expensive for us to raise additional capital or to borrow additional funds. We may also be exposed to interest rate fluctuations on our outstanding borrowings and investments.

        Our credit is rated by credit rating agencies. Our 4.625% Notes and our 5.000% Notes are currently rated BB+ by Standard and Poor's ("S&P") and Ba1 by Moody's, and are considered to be below "investment grade" debt by Moody's and S&P. Any further decline in our credit rating may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us, if at all; negatively impact the price of our ordinary shares; increase our interest payments under some of our existing debt agreements; and have other negative implications on our business, many of which are beyond our control. In addition, the interest rate payable on some of our credit facilities is subject to adjustment from time to time if our credit ratings change. Thus, any potential future negative change in our credit rating may increase the interest rate payable on these credit facilities.

        In addition, we are exposed to interest rate risk under our variable rate terms loans, bilateral facilities and revolving credit facility for indebtedness we have incurred or may incur under such borrowings. The interest rates under these borrowings are based on either (i) a margin over LIBOR or (ii) the base rate (the greatest of the agent's prime rate, the federal funds rate plus 0.50% and LIBOR for a one-month interest period plus 1.00%) plus an applicable margin, in each case depending on our credit rating. Refer to the discussion in note 7, "Bank Borrowings and Long-Term Debt" to the consolidated financial statements for further details of our debt obligations. We are also exposed to interest rate risk on our invested cash balances, our securitization facilities and our factoring activities.

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

Catastrophic events or geopolitical conditions could have a material adverse effect on our operations and financial results.

        Our operations or systems could be disrupted by natural disasters; geopolitical conditions; terrorist activity; public health issues; cyber security incidents; interruptions of service from utilities, transportation or telecommunications providers; or other catastrophic events. Such events could make it difficult or impossible to manufacture or deliver products to our customers, receive production materials from our suppliers, or perform critical functions, which could adversely affect our revenue and require significant recovery time and expenditures to resume operations. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, some of our systems are not fully redundant and we cannot be sure that our plans will fully protect us from all such disruptions.

        We maintain a program of insurance coverage for a variety of property, casualty, and other risks. We place our insurance coverage with multiple carriers in numerous jurisdictions. However, one or more of our insurance providers may be unable or unwilling to pay a claim. The types and amounts of insurance we obtain vary depending on availability, cost, and decisions with respect to risk retention. The policies have deductibles and exclusions that result in us retaining a level of self-insurance. Losses not covered by insurance may be large, which could harm our results of operations and financial condition.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our facilities consist of a global network of industrial parks, regional manufacturing operations, and design, engineering and product introduction centers, providing approximately 24.4 million square feet of productive capacity as of March 31, 2015. We own facilities with approximately 7.7 million square feet in Asia, 3.5 million square feet in the Americas and 2.1 million square feet in Europe. We lease facilities with approximately 5.5 million square feet in Asia, 3.8 million square feet in the Americas and 1.8 million square feet in Europe.

        Our facilities include large industrial parks, ranging in size from under 100,000 to 3.2 million square feet in Brazil, China, Hungary, Israel, Malaysia, Mexico, Poland, Romania, and the Ukraine. We also have regional manufacturing operations, generally ranging in size from under 100,000 to approximately 2.7 million square feet in Austria, Brazil, Canada, China, Denmark, Hong Kong, Hungary, India, Indonesia, Ireland, Italy, Japan, Malaysia, Mexico, Singapore, Sweden, Switzerland, the Ukraine and the United States. We also have smaller design and engineering centers and product introduction centers at a number of locations in the world's major consumer electronics and industrial markets.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF ORDINARY SHARES

        Our ordinary shares are quoted on the NASDAQ Global Select Market under the symbol "FLEX." The following table sets forth the high and low per share sales prices for our ordinary shares since the beginning of fiscal year 2014 as reported on the NASDAQ Global Select Market.

	High	Low
Fiscal Year Ended March 31, 2015
Fourth Quarter	$12.68	$10.47
Third Quarter	11.35	8.75
Second Quarter	11.52	10.30
First Quarter	11.35	8.93
Fiscal Year Ended March 31, 2014
Fourth Quarter	$9.42	$7.50
Third Quarter	9.25	7.13
Second Quarter	9.50	7.68
First Quarter	7.89	6.64

        As of May 14, 2015 there were 3,356 holders of record of our ordinary shares and the closing sales price of our ordinary shares as reported on the NASDAQ Global Select Market was $12.52 per share.

DIVIDENDS

        Since inception, we have not declared or paid any cash dividends on our ordinary shares. We currently do not have plans to pay any dividends in fiscal year 2016.

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

        The graph below assumes that $100 was invested in our ordinary shares, in the Standard & Poor's 500 Stock Index and in the peer group described above on March 31, 2010 and reflects the annual return through March 31, 2015, assuming dividend reinvestment.

        The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performances of our ordinary shares.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Flextronics, the S&P 500 Index, and Peer Group

	3/10	3/11	3/12	3/13	3/14	3/15
Flextronics International Ltd	100.00	95.28	92.09	86.22	117.86	161.73
S&P 500 Index	100.00	115.65	125.52	143.05	174.31	196.50
Peer Group	100.00	105.14	114.20	94.76	110.86	136.77

Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2015 Index Data: Copyright Standard and Poor's, Inc. Used with permission. All rights reserved.

Issuer Purchases of Equity Securities

        The following table provides information regarding purchases of our ordinary shares made by us for the period from January 1, 2015 through March 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 30, 2015(1)	916,100	$10.91	916,100	$363,360,432
January 31 - February 27, 2015(1)	3,962,300	11.98	3,962,300	315,892,139
February 28 - March 31, 2015(1)(2)	6,423,038	12.06	6,423,038	238,409,457

Total	11,301,438		11,301,438

(1)
During the period from January 1, 2015 through March 31, 2015 all purchases were made pursuant to the program discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)
On August 28, 2014, our Board of Directors authorized the repurchase of our outstanding ordinary shares for up to $500 million. This is in accordance with the share repurchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Extraordinary General Meeting held on the same date as the Board authorization. As of March 31, 2015, shares in the aggregate amount of $238.4 million were available to be repurchased under the current Board authorization.

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

	Fiscal Year Ended March 31,
	2015	2014	2013	2012(2)	2011(2)
	(In thousands, except per share amounts)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	$26,147,916	$26,108,607	$23,569,475	$29,343,029	$28,442,633
Cost of sales	24,602,576	24,609,738	22,187,393	27,825,079	26,859,288
Restructuring charges	—	58,648	215,834	—	—

Gross profit	1,545,340	1,440,221	1,166,248	1,517,950	1,583,345
Selling, general and administrative expenses	844,473	874,796	805,235	877,564	801,772
Intangible amortization	32,035	28,892	29,529	49,572	66,188
Restructuring charges	—	16,663	11,600	—	—
Other charges (income), net(1)	(53,233)	57,512	(65,190)	(19,935)	6,127
Interest and other, net	51,410	61,904	56,259	36,019	74,948

Income from continuing operations before income taxes	670,655	400,454	328,815	574,730	634,310
Provision for income taxes	69,854	34,860	26,313	53,960	22,049

Income from continuing operations	600,801	365,594	302,502	520,770	612,261
Loss from discontinued operations, net of tax	—	—	(25,451)	(32,005)	(16,042)

Net income	$600,801	$365,594	$277,051	$488,765	$596,219

Diluted earnings (loss) per share:
Continuing operations	$1.02	$0.59	$0.45	$0.72	$0.77

Discontinued operations	$—	$—	$(0.04)	$(0.04)	$(0.02)

Total	$1.02	$0.59	$0.41	$0.67	$0.75

	As of March 31,
	2015	2014	2013	2012	2011
	(In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Working capital(3)	$1,984,677	$1,743,639	$1,598,616	$2,246,365	$2,225,268
Total assets	11,665,624	12,500,150	10,591,555	11,033,804	11,633,152
Total long-term debt, excluding current portion	2,037,571	2,070,020	1,650,973	2,149,333	2,198,942
Shareholders' equity(4)	2,396,250	2,201,679	2,246,758	2,283,979	2,294,696

(1)
For fiscal years 2015, 2014 and 2013, refer to note 15 to the consolidated financial statements for further discussion.

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

(2)
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

(3)
Working capital is defined as current assets less current liabilities.

(4)
During fiscal year 2014, a previously wholly-owned subsidiary of the Company issued a non-controlling equity interest to certain third party investors in exchange for $38.6 million in cash for an ownership interest of less than 20% of the outstanding shares in the subsidiary. Accordingly, as of March 31, 2015 and 2014, the non-controlling interest has been included on the consolidated balance sheet as a component of total shareholders' equity.

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

OVERVIEW

        We are a globally-recognized leading provider of innovative design, manufacturing, and supply chain services and solutions that span from sketch to scale; from conceptual sketch to full-scale production. We design, build, ship and service complete packaged consumer electronics and industrial products for original equipment manufacturers ("OEMs"), through our activities in the following business groups: High Reliability Solutions ("HRS"), which is comprised of our medical business including medical equipment, disposables, drug delivery, and diagnostics; our automotive business, including automotive electronics, automotive lighting, and power electronics,; and our defense and aerospace businesses focused on defense, civil aviation, and homeland security; Consumer Technology Group ("CTG"), which includes our mobile devices business, including smart phones; our consumer electronics business, including connected living, wearable electronics, game consoles, and connectivity devices; and our high-volume computing business, including various supply chain solutions for notebook personal computing, tablets and printers; Industrial and Emerging Industries ("IEI"), which is comprised of semiconductor and capital equipment, office solutions, test and measurement, household industrial and lifestyle, industrial automation and kiosks, energy and metering, and lighting; and Integrated Network Solutions ("INS"), which includes radio access base stations, remote radio heads, and small cells for wireless infrastructure; optical, routing, broadcasting and switching products for the data and video network; server and storage platforms for both enterprise and cloud based deployments; next generation storage and security appliance products and rack level solutions, converged infrastructure and software defined product solutions. As of March 31, 2015 the above described business groups comprise our reportable segments. Please refer to note 19 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data."

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

        We use a portfolio approach to manage our extensive service offerings. As our OEM customers change the way they go to market, we are able to reorganize and rebalance our business portfolio in order to align with our customers' needs and requirements in an effort to optimize operating results. The objective of our business model is to allow us to be flexible and redeploy and reposition our assets and resources as necessary to meet specific customer's supply chain solutions needs across all of the markets we serve and earn a return on our invested capital above the weighted average cost of that capital.

        During the past few years we have made significant efforts to evolve our long-term portfolio towards a higher mix of businesses which possess longer product life cycles and higher margins such as reflected in our IEI and HRS businesses. During the last two fiscal years we launched several programs broadly across our portfolio of services and in some instances we deployed certain new technologies. Some of these programs have started to yield better results, as demonstrated by our margin improvement over a comparable base of sales during fiscal year 2015. We continue to invest in innovation and we have expanded our design and engineering relationships through our product innovation centers.

        We believe that our business transformation has strategically positioned us to take advantage of the long-term, future growth prospects for outsourcing of advanced manufacturing capabilities, design and engineering services and after-market services, which remain strong.

        We are one of the world's largest providers of global supply chain solutions, with revenues of $26.1 billion in fiscal year 2015. We have established an extensive network of manufacturing facilities in the world's major consumer electronics and industrial markets (Asia, the Americas, and Europe) in order to serve the growing outsourcing needs of both multinational and regional OEMs. We design, build, ship, and service consumer electronics and industrial products for our customers through a network of over 100 facilities in approximately 30 countries across four continents. As of March 31, 2015, our total manufacturing capacity was approximately 24.4 million square feet. In fiscal year 2015, our net sales in Asia, the Americas and Europe represented approximately 50%, 34% and 16%, respectively, of our total net sales, based on the location of the manufacturing site. The following tables set forth net sales and net property and equipment, by country, based on the location of our manufacturing sites and the relative percentages:

	Fiscal Year Ended March 31,
Net sales:	2015		2014		2013
	(In thousands)
China	$9,550,837	37%	$10,521,169	40%	$8,132,776	35%
Mexico	3,512,767	13%	3,565,803	14%	3,534,067	15%
U.S	2,876,359	11%	2,829,807	11%	2,539,460	11%
Brazil	2,474,291	9%	1,699,209	6%	1,023,790	4%
Malaysia	2,300,579	9%	2,142,437	8%	2,440,902	10%
Other	5,433,083	21%	5,350,182	21%	5,898,480	25%

	$26,147,916		$26,108,607		$23,569,475

	Fiscal Year Ended March 31,
Property and equipment, net:	2015		2014
	(In thousands)
China	$776,914	37%	$941,850	41%
Mexico	364,435	17%	326,287	14%
U.S	314,613	15%	362,199	16%
Malaysia	165,779	8%	153,194	7%
Brazil	103,496	5%	88,867	4%
Other	366,930	18%	416,259	18%

	$2,092,167		$2,288,656

        We believe that the combination of our extensive open innovation platform solutions, design and engineering services, advanced supply chain management solutions and services, significant scale and global presence, and industrial campuses in low-cost geographic areas provide us with a competitive advantage and strong differentiation in the market for designing, manufacturing and servicing consumer electronics and industrial products for leading multinational and regional OEMs. Specifically, we have launched multiple product innovation centers ("PIC") focused exclusively on offering our customers the ability to simplify their global product development, manufacturing process, and after sales services, and enable them to meaningfully accelerate their time to market and cost savings.

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

  •
  our customers' decisions to choose internal manufacturing instead of outsourcing for their product requirements;

  •
  our exposure to financially troubled customers;

  •
  integration of acquired businesses and facilities;

  •
  increased labor costs due to adverse labor conditions in the markets we operate; and

  •
  changes in tax legislation.

        We also are subject to other risks as outlined in Item 1A, "Risk Factors."

        Net sales for fiscal year 2015 remained relatively stable from the prior year, increasing by 0.2% or $39.3 million to $26.1 billion. Revenue increased for our IEI and HRS business groups, offset by decreases for our INS and CTG business groups. Our fiscal year 2015 gross profit totaled $1.5 billion, representing an increase of $105.1 million, or 7.3%, and our income from continuing operations totaled $600.8 million, representing an increase of $235.2 million, or 64.3%, compared to fiscal year 2014. Both gross profit and income from continuing operations increased primarily as a result of an improved cost structure and operating efficiencies following our restructuring activities completed in the fiscal years 2014 and 2013 coupled with an increase in sales from our IEI and HRS business groups which contribute higher margins. Our income before taxes further benefited by the reversal of a customer contractual obligation in fiscal year 2015 in the amount of $55.0 million, which was accrued in fiscal year 2014, upon execution of an amendment to the customer contract in early fiscal year 2015, which relieved us of this contractual obligation, as discussed in note 15 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data".

        Cash provided by operations decreased approximately $422.4 million to $0.8 billion for the fiscal year 2015 compared with $1.2 billion for the fiscal year 2014 primarily due to unfavorable changes in operating assets and liabilities. Our average net working capital, defined as accounts receivable, including deferred purchase price receivable from our asset-backed securitization programs plus inventory less accounts payable, as a percentage of annualized sales increased by 0.3% to 7.8%. Our free cash flow, which we define as cash from operating activities less net purchases of property and equipment, was $554.3 million for fiscal year 2015 compared to $701.5 million for fiscal year 2014, primarily due to the lower cash flows from operations offset by lower net expenditures during fiscal year 2015. Refer to the Liquidity and Capital Resources section for the free cash flows reconciliation to our most directly comparable GAAP financial measure of cash flows from operations. Cash used in financing activities amounted to $516.0 million during fiscal year 2015 and included repurchases of approximately 38.7 million ordinary shares at an aggregate purchase value of $415.9 million.

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

  Carrying Value of Long-Lived Assets

        We review property and equipment and acquired amortizable intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of these long-lived assets exceeds their fair value. Recoverability of property and equipment and acquired amortizable intangible assets are measured by comparing their carrying amount to the projected cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the property and equipment and acquired amortizable intangible assets exceeds fair value. Our judgments regarding projected cash flows for an extended period of time and the fair value of assets may be impacted by changes in market conditions, general business environment and other factors. To the extent our estimates relating to cash flows and fair value of assets change adversely we may have to recognize additional impairment charges in the future.

        Goodwill is tested for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. During the fourth quarter of fiscal year 2015, the Company identified four reportable operating segments: HRS, CTG, IEI and INS and concluded these same four segments also represented its reporting units. The Company performed its goodwill impairment assessment on January 1, 2015 and determined that no impairment existed as of the date of the impairment test because the fair value of each reporting unit exceeded its carrying value.

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

  Income Taxes

        Our deferred income tax assets represent temporary differences between the carrying amount and the tax basis of existing assets and liabilities, which will result in deductible amounts in future years, including net operating loss carry forwards. Based on estimates, the carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize these deferred income tax assets. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. If these estimates and related assumptions change in the future, we may be required to increase or decrease our valuation allowance against deferred tax assets previously recognized, resulting in additional or lesser income tax expense.

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

	Fiscal Year Ended March 31,
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	94.1	94.3	94.2
Restructuring charges	—	0.2	0.9

Gross profit	5.9	5.5	4.9
Selling, general and administrative expenses	3.2	3.4	3.4
Intangible amortization	0.1	0.1	0.1
Restructuring charges	—	0.1	0.1
Other charges (income), net	(0.2)	0.2	(0.2)
Interest and other, net	0.2	0.2	0.2

Income from continuing operations before income taxes	2.6	1.5	1.3
Provision from income taxes	0.3	0.1	0.1

Income from continuing operations	2.3	1.4	1.2
Loss from discontinued operations, net of tax	—	—	(0.1)

Net income	2.3%	1.4%	1.1%

Net sales

        Net sales during fiscal year 2015 totaled $26.1 billion, representing an increase of $39 million, or 0.2%, from $26.1 billion during fiscal year 2014. During fiscal year 2015, net sales increased $0.7 billion in the Americas and $0.1 billion in Europe, offset by a decrease of $0.8 billion in Asia.

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

        The following table sets forth net sales by business groups and their relative percentages. Historical information has been recast to reflect realignment of customers and/or products between business groups:

	Fiscal Year Ended March 31,
Business groups:	2015		2014		2013
	(In thousands)
Integrated Network Solutions	$9,191,211	35%	$9,688,023	37%	$9,935,302	42%
Consumer Technology Group	8,940,043	34%	9,357,635	36%	7,036,903	30%
Industrial & Emerging Industries	4,459,351	17%	3,787,838	14%	3,762,508	16%
High Reliability Solutions	3,557,311	14%	3,275,111	13%	2,834,762	12%

	$26,147,916		$26,108,607		$23,569,475

        Net sales during fiscal year 2015 increased $0.7 billion or 17.7% in the IEI business group and $0.3 billion or 8.6% in the HRS business group. The increase in revenue from our IEI business is primarily attributable to a broad increase across multiple product categories and customers, most notably in our energy and our household industrial and lifestyle businesses. The increased revenue from our HRS business is primarily due to a higher demand from our medical customers, and greater sales to our automotive customers as a result of an increased use of electronics throughout vehicles in areas such as in-car connectivity, LED lighting, and power management. The increase in these business groups was partially offset by a $0.5 billion or 5.1% decrease in sales from our INS business, and by a $0.4 billion or 4.5% decrease in sales from our CTG business. The decrease in revenue in our INS business is primarily attributable to broad softness in our telecom businesses directly due to decreased demand for our customer products from North American carriers. The decrease in revenue in our CTG business is primarily due to softness in our personal computing business.

        Net sales during fiscal year 2014 increased (i) $2.3 billion or 33.0% in the CTG business group, (ii) $0.4 billion or 15.5% in the HRS business group and (iii) less than $0.1 billion or 0.7% in the IEI business group. The increase in revenues from the CTG business was primarily as a result of our acquisition of certain manufacturing operations from Google's Motorola Mobility LLC (Motorola Mobility) during the first quarter of fiscal year 2014, which were partially offset by revenue reductions due to our disengagement with Blackberry during fiscal year 2013 which contributed revenues of $0.9 billion in that year. The increase in revenue from our HRS business was attributable to our continued expansion with existing and new customers and our acquisition of Saturn Electronics and Engineering Inc. during the last quarter of fiscal year 2013. The increase in these business groups was partially offset by a decrease in sales from our INS business group amounting to $0.2 billion or 2.5% primarily attributable to broad softness in our connected home and telecom businesses, and server, storage and networking businesses versus the prior year.

        Our ten largest customers during fiscal years 2015, 2014 and 2013 accounted for approximately 50%, 52% and 47% of net sales, respectively. During fiscal years 2015 and 2014, only Motorola Mobility (including net sales from its parent Google up to the point in time when Motorola Mobility was acquired by Lenovo and including net sales from Lenovo thereafter), which is reflected in our

CTG business group, accounted for greater than 10% of net sales. No customer accounted for greater than 10% of our net sales during fiscal year 2013.

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

        Gross profit during fiscal year 2015 increased $105.1 million to $1.5 billion from $1.4 billion during fiscal year 2014. Gross margin increased to 5.9% of net sales in fiscal year 2015 as compared with 5.5% of net sales in fiscal year 2014. Gross margins improved 40 basis points in fiscal year 2015 compared to that of fiscal year 2014 due to restructuring charges in fiscal year 2014 in the amount of $58.6 million, or 20 basis points included in cost of sales. There were no restructuring charges in fiscal year 2015. Further, gross margin in fiscal year 2015 improved as a result of increased revenue from our IEI and HRS businesses as a percentage of our total revenues overall, which yield higher margins than our CTG and INS businesses, and better than expected execution on certain products, some of which were reaching end of life.

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

  Restructuring charges

        In response to a challenging macroeconomic environment, we initiated certain restructuring activities in fiscal year 2014 and 2013 to improve our operational efficiencies by reducing excess workforce and capacity. There were no material restructuring activities during fiscal year 2015. The restructuring activities were intended to realign our corporate cost structure, and rationalize our global manufacturing capacity and infrastructure which will further shift manufacturing capacity to locations with higher efficiencies.

        During fiscal year 2014, we recognized $75.3 million of pre-tax restructuring charges comprised of $73.4 million of cash charges predominantly related to employee severance costs and $1.9 million of non-cash charges related to asset impairment. The restructuring charges by geographic region amounted to $34.5 million in Asia, $24.9 million in the Americas and $15.9 million in Europe. We classified $58.6 million of the charges incurred in fiscal year 2014 as a component of cost of sales and $16.7 million as a component of selling, general and administrative expenses.

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

        As of March 31, 2014 all plans had been completed. As of March 31, 2015 accrued costs relating to restructuring charges were $15.1 million of which $3.5 million was classified as a current obligation.

        Refer to note 14 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our restructuring activities.

  Selling, general and administrative expenses

        Selling, general and administrative expenses ("SG&A") totaled $844.5 million or 3.2% of net sales, during fiscal year 2015, compared to $874.8 million, or 3.4% of net sales, during fiscal year 2014, decreasing by $30.3 million or 3.5%. The decrease in SG&A in dollars and as a percentage of net sales is primarily the result of our cost reduction measures that we undertook in the current year and rationalization efforts carried out in fiscal year 2014, partially offset by an approximate $8.9 million increase in non-cash stock-based compensation.

        SG&A totaled $874.8 million or 3.4% of net sales, during fiscal year 2014, compared to $805.2 million, or 3.4% of net sales, during fiscal year 2013, increasing by $69.6 million or 8.6%. The increase in SG&A in dollars was primarily attributable to acquisitions, investments in our supply chain solutions, enhancement of our selling and business development activities and incremental corporate infrastructure to support the increasing complexities of our business.

  Intangible amortization

        Amortization of intangible assets in fiscal year 2015 increased by $3.1 million to $32.0 million from $28.9 million in fiscal year 2014 primarily as a result of new customer-related intangibles in connection with our acquisitions and the purchase of certain technology rights during the fiscal year 2015. Amortization of intangible assets in fiscal year 2014 decreased by $0.6 million to $28.9 million from $29.5 million in fiscal year 2013.

  Other charges (income), net

        During fiscal year 2015, we recognized other income of $53.2 million principally as a result of the reversal of a contractual obligation with a certain customer recognized during the fiscal year 2014 in the amount of $55.0 million. We executed an amendment to the customer contract during fiscal year 2015 which relieved us of commitment performance as was defined in an existing customer manufacturing agreement. We also recognized an $11.0 million loss in connection with the disposition of a manufacturing facility in Western Europe. Further, we recognized a net gain for the sale of a certain investment, which primarily comprises the balance for other income in fiscal year 2015 net of the above items.

        During fiscal year 2014, we recognized other charges of $57.5 million primarily due to the contractual obligation of $55.0 million discussed above. Additionally, we exercised warrants to purchase common shares of a supplier and sold the underlying shares for a loss of $7.1 million, as further discussed below, offset by a gain of $4.6 million recognized in connection with the sales of certain investments.

        During fiscal year 2013, we recognized other income of $65.2 million primarily due to an unrealized gain from the fair value adjustment of $74.4 million of warrants we held to purchase common shares of a supplier. As discussed above we sold the underlying shares in 2014 for total proceeds of $67.3 million. The gain was offset by various losses from sale, or direct impairments of certain non-core equity investments and notes receivable, and losses from sales of international entities that are individually immaterial.

  Interest and other, net

        Interest and other, net was $51.4 million during fiscal year 2015 compared to $61.9 million during fiscal year 2014. The decrease in interest and other, net of was primarily due to a gain associated with minority interest from an investment, an increase in foreign currency gains relating to the Chinese RMB, and a decrease in interest expense as a result of refinancing of certain debt facilities during the latter part of the fiscal year 2014.

        Interest and other, net was $61.9 million during fiscal year 2014, compared to $56.3 million during fiscal year 2013, an increase of $5.6 million that was primarily due to the refinancing of our lower rate floating interest debt with higher rate fixed interest Notes in February of fiscal year 2013. Additionally, the gains on foreign currency transactions attributable to our cross-border foreign currency transactions and the revaluation of RMB denominated net asset positions of our U.S. dollar functional currency sites based in China decreased in fiscal year 2014.

  Income taxes

        Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. The consolidated effective tax rates were 10.4%, 8.7% and 8.0% for the fiscal years 2015, 2014 and 2013, respectively. The effective rate varies from the Singapore statutory rate of 17.0% as a result of recognition of earnings in different jurisdictions, operating loss carry forwards, income tax credits, previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as because of the effect of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, Israel, and Singapore. We generate most of our revenues and profits from operations outside of Singapore.

        We are regularly subject to tax return audits and examinations by various taxing jurisdictions and around the world, and there can be no assurance that the final determination of any tax examinations will not be materially different than that which is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of a current or future examinations, there could be a material adverse effect on our tax position, operating results, financial position and cash flows.

        We provide a valuation allowance against deferred tax assets that in our estimation are not more likely than not to be realized. During fiscal year 2015, we eliminated valuation allowances totaling $55.0 million primarily related to our operations in Brazil, Mexico, Mauritius and China as these amounts were deemed to be more likely than not to be realized.

        See note 13, "Income Taxes," to the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2015, we had cash and cash equivalents of $1.6 billion and bank and other borrowings of $2.1 billion. We have a $1.5 billion revolving credit facility, under which we had no borrowings outstanding as of March 31, 2015.

        Our cash balances are held in numerous locations throughout the world. As of March 31, 2015, over half of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated, under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $800.0 million as of March 31, 2015). Repatriation could result in an additional income tax payment, however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.

  Fiscal Year 2015

        Cash provided by operating activities was $794.0 million during fiscal year 2015. This resulted primarily from $600.8 million of net income for the period plus $510.9 million of non-cash charges such as depreciation, amortization, other impairment charges and stock-based compensation expense that are included in the determination of net income. Depreciation expense comprised $496.8 million of those non-cash charges, which was higher than our normal annual run rate of approximately $425.0 million due to accelerated depreciation recognized for fixed assets directly associated with certain product exits during the year. These were offset by $317.6 million from changes in our operating assets and liabilities, driven primarily by a $565.1 million reduction in customer deposits that were received in prior periods to support increased working capital requirements in those periods. Net working capital ("NWC"), defined as net accounts receivable, including deferred purchase price receivables, plus inventory less accounts payable decreased by $212.5 million primarily due to lower business levels during the fourth quarter of fiscal year 2015 as compared to the same quarter of fiscal year 2014, which resulted in lower levels of investments in NWC.

        Cash used in investing activities amounted to $242.2 million during fiscal year 2015. This resulted primarily from $347.4 million in gross capital expenditures for property and equipment to support certain programs, offset by $107.7 million of proceeds from the sale of certain buildings and machinery and equipment. We also paid $52.7 million for the acquisition of four businesses completed during fiscal year 2015. Other investing activities also includes $79.7 million of proceeds from the sale of manufacturing equipment originally purchased on behalf of a customer and financed by a third party banking institution, as further discussed in note 17 to the consolidated financial statements, partially offset by $15.7 million paid for the purchase of certain technology rights as further discussed in note 2 to the consolidated financial statements.

        Cash used in financing activities was $516.0 million during fiscal year 2015, which was primarily the result of cash paid for the repurchase of our ordinary shares in the amount of $415.9 million and net repayment of debt in the amount of $24.6 million. Included in other financing activities is $88.8 million of cash paid to a third party banking institution for certain manufacturing equipment that was financed by the third party banking institution on behalf of a customer and $11.3 million of cash paid for contingent consideration related to our acquisition of Saturn Electronics and Engineering Inc. The aforementioned cash outflows were partially offset by proceeds from the issuance of our shares for option exercises amounting to $23.5 million.

  Fiscal Year 2014

        Cash provided by operating activities was $1.2 billion during fiscal year 2014, which resulted primarily from $365.6 million of net income for the period plus $450.0 million of non-cash charges such as depreciation, amortization, impairment charges and stock-based compensation expense that are included in the determination of net income. We generated $400.9 million in cash as a result of decreases in net operating assets. NWC increased by $233.7 million primarily to support the increase in our customers' forecasted business levels. The increases in accounts receivable and inventory are primarily as a result of the increase in sales in our CTG business, which generally carry higher volumes than our other complex business groups. The cash outflows to support NWC were offset by

$540.6 million of cash received from certain customers as advances during the period. In certain instances the level of inventory reduction or consumption was lower than expected causing an increase to inventory and usage of cash. In response, we worked with these customers to fund the elevated inventory balances we held on their behalf. We have recorded these advances as other current liabilities in the consolidated balance sheet as of March 31, 2014 and expect these amounts to decrease as we produce or sell the associated inventory in the future.

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

        Cash used in financing activities amounted to $410.8 million during fiscal year 2014, which was primarily attributable to the repurchase of approximately 60.7 million shares for an aggregate purchase value of approximately $475.3 million. Other financing cash inflows of $52.1 million includes $38.6 million received from certain third parties for the non-controlling interest in one of our subsidiaries as further discussed in note 5 to the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data." Additionally, we entered into a $600.0 million term loan agreement due August 30, 2018 and used all of the proceeds to repay the outstanding balances of our term loan due October 2014 and other term loans in full amounting to $170.3 million and $374.5 million, respectively, and part of the term loan due March 2019.

  Fiscal Year 2013

        Cash provided by operating activities was $1.1 billion during fiscal year 2013, which resulted primarily from $277.1 million of net income for the period plus $522.5 million of non-cash charges such as depreciation, amortization, impairment charges and stock-based compensation expense that are included in the determination of net income. We generated $315.9 million in cash as a result of decreases in net operating assets. Our changes in operating assets and liabilities, net of acquisitions is primarily due to a decrease of $519.1 million in accounts receivable and a decrease of $596.1 million in inventory, which was partially offset by a decrease in accounts payable of $671.4 million and a decrease in other current and noncurrent liabilities of $189.5 million. The decreases in accounts receivable and inventory are primarily as a result of the decrease in sales in our CTG business, which generally carry higher volumes than our other complex business groups. The decrease in accounts payable is principally related to the decrease in inventory and timing of supplier payments.

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

  Key Liquidity Metrics

  Free Cash flow

        We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our free cash flow, which is calculated as cash provided by operations less net purchases of property and equipment, was $554.3 million, $701.5 million and $680.1 million for fiscal years 2015, 2014 and 2013, respectively.

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

	Fiscal Year Ended March 31,
	2015	2014	2013
	(In thousands)
Net cash provided by operating activities	$794,034	$1,216,460	$1,115,430
Purchases of property and equipment	(347,413)	(609,643)	(488,993)
Proceeds from the disposition of property and equipment	107,689	94,640	53,665

Free cash flow	$554,310	$701,457	$680,102

  Cash Conversion Cycle

Fiscal Year Ended March 31,
	2015	2014	2013
Days in trade accounts receivable	46 days	42 days	46 days
Days in inventory	58 days	54 days	52 days
Days in accounts payable	77 days	70 days	72 days
Cash conversion cycle	27 days	26 days	26 days

        Days in trade accounts receivable was calculated as average accounts receivable for the current and prior quarter, adding back the reduction in accounts receivable resulting from non-cash accounts receivable sales, divided by annualized sales for the current quarter by day. During the fiscal year ended March 31, 2015, days in trade accounts receivable increased by 4 days to 46 days compared to the fiscal year ended March 31, 2014 primarily due to timing of customers' payments. Non-cash accounts receivable sales or deferred purchase price receivables included for the purposes of the calculation were $600.7 million, $470.9 million and $412.4 million for the years ended March 31, 2015, 2014 and 2013, respectively. Deferred purchase price receivables were recorded in other current assets in the consolidated balance sheets.

        Days in inventory was calculated as average inventory for the current and prior quarter divided by annualized cost of sales for the current quarter by day. During the fiscal year ended March 31, 2015, days in inventory increased by 4 days to 58 days as compared to the fiscal year ended March 31, 2014. The increase was primarily due to timing of demand from certain customers which was pushed out thus resulting in prepositioned raw materials and higher levels of stalled finished goods.

        Days in accounts payable was calculated as average accounts payable for the current and prior quarter divided by annualized cost of sales for the current quarter by day. During the fiscal year ended March 31, 2015, days in accounts payable increased by 7 days to 77 days compared to the fiscal year ended March 31, 2014 primarily due to timing of supplier payments, as well as a decrease in operational levels during the last quarter of fiscal year 2015.

        Our cash conversion cycle was calculated as days in trade receivables plus days in inventory, minus days in accounts payable and is a measure of how efficient we are at managing our working capital. Our cash conversion cycle increased by 1 day to 27 days for the fiscal year ended March 31, 2015 compared to that of fiscal year 2014 due to the factors affecting each of the components in the calculation discussed above.

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

        Historically, we have funded operations from cash and cash equivalents generated from operations, proceeds from public offerings of equity and debt securities, bank debt and lease financings. We also sell designated pools of trade receivables under our asset-backed securitization ("ABS") programs and sell certain trade receivables, which are in addition to the trade receivables sold in connection with these securitization agreements. During fiscal years 2015, 2014 and 2013 we received approximately $4.3 billion, $4.2 billion and $3.5 billion, respectively from sales of receivables under our ABS programs, and $4.2 billion, $3.4 billion and $1.1 billion, respectively from other sales of receivables. As of March 31, 2015 and 2014, the outstanding balance on receivables sold for cash was $1.2 billion and $1.1 billion, respectively, under all our accounts receivable sales programs, which are removed from accounts receivable balances in our consolidated balance sheets.

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

        Historically we have been successful in refinancing and extending the maturity dates on our term loans and credit facilities. On March 31, 2014, we extended the maturity date to March 2019 of our $2.0 billion credit facility consisting of a $1.5 billion revolving credit facility and a $500.0 million term loan, which was due to expire in October 2016. Further during fiscal year 2013, we issued Notes of $1 billion with fixed interest rates and used such proceeds to repay our term loan that was due to mature in October 2014 that carried floating interest rates.

        Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million in accordance with the share repurchase mandate approved by our shareholders at the date of the most recent Extraordinary General Meeting which was held on August 28, 2014. During fiscal year 2015, we paid $415.9 million to repurchase shares (under the current and prior repurchase plans) at an average price of $10.76 per share. As of March 31, 2015, $238.4 million was available to be spent on share repurchases under the current Board authorization.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        We have a $2.0 billion credit facility ("Credit Facility") consisting of a $1.5 billion revolving credit facility and a $500 million term loan facility due to mature in March 2019. As of March 31, 2015, there were no borrowings outstanding under the revolving credit facility. Quarterly repayments of principal under this term loan commenced on June 30, 2014 in the amount of $6.3 million up to March 31, 2016 and will increase to $9.4 million thereafter with the remainder due upon maturity. The credit facility requires that we maintain a maximum ratio of total indebtedness to earnings before interest expense, taxes, depreciation and amortization ("EBITDA"), and a minimum interest coverage ratio, as defined therein, during its term. As of March 31, 2015, we were in compliance with these covenants. Borrowings under this credit facility bear interest, at the Company's option, either at (i) LIBOR plus the applicable margin for LIBOR loans ranging between 1.125% and 2.125%, based on the Company's credit ratings or (ii) the base rate (the greatest of the agent's prime rate, the federal funds rate plus 0.50% and LIBOR for a one-month interest period plus 1.00%) plus an applicable margin ranging between 0.125% and 1.125%, based on the Company's credit rating. The Company is required to pay a quarterly commitment fee ranging between 0.15% and 0.40% per annum on the daily unused amount of the $1.5 billion Revolving Credit Facility based on the Company's credit rating.

        In addition, we have a $600 million term loan agreement which matures in August 2018. This loan is repayable in quarterly installments of $3.75 million, which commenced in December 2014 through August 2018, with the remaining amount due at maturity. This term loan agreement also requires that we maintain a maximum ratio of total indebtedness to EBITDA, and a minimum interest coverage ratio, as defined therein, during its term. As of March 31, 2015, we were in compliance with the covenants under this term loan agreement. Borrowings under this term loan bear interest, at the Company's option, either at (i) LIBOR plus the applicable margin for LIBOR loans ranging between 1.00% and 2.00%, based on the Company's credit ratings or (ii) the base rate (the greatest of the agent's prime rate, the federal funds rate plus 0.50% and LIBOR for a one-month interest period plus 1.00%) plus an applicable margin ranging between 0.00% and 1.00%, based on the Company's credit rating.

        Further, during fiscal year 2013, we issued an aggregate amount of $1.0 billion in Notes which are senior unsecured obligations, rank equally with all of our other existing and future senior and unsecured debt obligations, and are guaranteed, jointly and severally, fully and unconditionally on an unsecured basis, by each of our 100% owned subsidiaries that guarantees indebtedness under, or is a borrower under, our Credit Facility or our $600.0 million term loan facility. In July 2013, the Company exchanged these notes for new notes with substantially similar terms and completed the registration of these notes with the Securities and Exchange Commission. As of March 31, 2015, we were in compliance with the covenants under these credit facilities. Interest on the Notes is payable semi-annually, which commenced on August 15, 2013.

        As of March 31, 2015, we and certain of our subsidiaries had various uncommitted revolving credit facilities, lines of credit and other loans in the amount of $184.6 million in the aggregate under which there were no borrowings outstanding as of that date.

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

        Future payments due under our purchase obligations, debt including capital leases and related interest obligations and operating lease contracts are as follows:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Greater Than 5 Years
	(In thousands)
Contractual Obligations:
Purchase obligations	$2,755,021	$2,755,021	$—	$—	$—
Long-term debt and capital lease obligations
Long-term debt	2,083,733	46,162	105,000	1,422,500	510,071
Capital lease	5,287	2,816	2,446	25	—
Interest on long-term debt obligations	428,430	72,524	168,289	113,543	74,074
Operating leases, net of subleases	574,061	115,695	171,827	123,146	163,393
Restructuring costs	15,057	3,468	11,589	—	—

Total contractual obligations	$5,861,589	$2,995,686	$459,151	$1,659,214	$747,538

        We have excluded $222.4 million of liabilities for unrecognized tax benefits from the contractual obligations table as we cannot make a reasonably reliable estimate of the periodic settlements with the respective taxing authorities. See note 13, "Income Taxes" to the consolidated financial statements for further details.

        Our purchase obligations can fluctuate significantly from period to period and can materially impact our future operating asset and liability balances, and our future working capital requirements. We intend to use our existing cash balances, together with anticipated cash flows from operations to fund our existing and future contractual obligations.

        On April 29, 2015, the Company announced that it has entered into a definitive agreement to acquire Mirror Controls International (MCi) from private equity firm Egeria in an all cash transaction valuing its share capital at approximately $500.0 million. The transaction is expected to close in the second quarter of fiscal year 2016 and will form part of our HRS business group.

OFF-BALANCE SHEET ARRANGEMENTS

        We sell designated pools of trade receivables to unaffiliated financial institutions under our ABS programs, and in addition to cash, we receive a deferred purchase price receivable for each pool of the receivables sold. Each of these deferred purchase price receivables serves as additional credit support to the financial institutions and is recorded at its estimated fair value. As of March 31, 2015 and 2014, the fair value of our deferred purchase price receivable was approximately $600.7 million and $470.9 million, respectively. As of March 31, 2015 and 2014, the outstanding balance on receivables sold for cash was $1.2 billion and $1.1 billion, respectively, under all our accounts receivable sales programs, which were removed from accounts receivable balances in our consolidated balance sheets. For further information see note 10 to the consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

        Refer to note 2 to the consolidated financial statements for recent accounting pronouncements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

        A portion of our exposure to market risk for changes in interest rates relates to our investment portfolio, which consists of highly liquid investments or bank deposits with maturities of three months or less from original dates of purchase and are classified as cash equivalents on our consolidated balance sheet. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions and highly rated money market accounts. Our investment policy has strict guidelines focusing on preservation of capital. The portfolio is comprised of various instruments including term deposits with banks, marketable securities and money market accounts. Our cash is principally invested in the U.S. dollar and China RMB serving as a natural hedge of our RMB denominated costs. As of March 31, 2015, the outstanding amount in the investment portfolio was $0.7 billion, the largest components of which were USD and RMB denominated money market accounts with an average return of 2.45%. A hypothetical 10% change in interest rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

        We had variable rate debt outstanding of approximately $1.1 billion as of March 31, 2015. Variable rate debt obligations consisted of borrowings under our term loans. Interest on these obligations is discussed above.

        Our variable rate debt instruments create exposures for us related to interest rate risk. Primarily due to the current low interest rates a hypothetical 10% change in interest rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

        As of March 31, 2015, the approximate average fair value of our debt outstanding under our term loan facilities that matures in March 2019 and August 2018, and Notes due February 2020 and 2023 was 102.3% of the face value of the debt obligations based on broker trading prices.

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

        We endeavor to maintain a partial or fully hedged position for certain transaction exposures. These exposures are primarily, but not limited to, revenues, customer and vendor payments and inter-company balances in currencies other than the functional currency unit of the operating entity. The credit risk of our foreign currency forward and swap contracts is minimized since all contracts are with large financial institutions and accordingly, fair value adjustments related to the credit risk of the counter-party financial institution were not material. The gains and losses on forward and swap contracts generally offset the losses and gains on the assets, liabilities and transactions hedged. The fair value of currency forward and swap contracts is reported on the balance sheet. The aggregate notional amount of outstanding contracts as of March 31, 2015 amounted to $3.6 billion and the recorded fair values of the associated assets and liabilities were not material. The majority of these foreign exchange contracts expire in less than three months and all expire within one year. They will settle primarily in Brazilian real, British pound, Canadian dollar, China renminbi, Danish kroner, the Euro, Hungarian forint, Israeli shekel, Japanese yen, Malaysian ringgit, Mexican peso, Singapore dollar, Indian rupee, Swiss franc and the U.S. dollar.

        Based on our overall currency rate exposures as of March 31, 2015, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, a near-term 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Flextronics International Ltd.
Singapore

        We have audited the accompanying consolidated balance sheets of Flextronics International Ltd. and subsidiaries (the "Company") as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Flextronics International Ltd. and subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 20, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
May 20, 2015

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2015	2014
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,628,408	$1,593,728
Accounts receivable, net of allowance for doubtful accounts	2,337,515	2,697,985
Inventories	3,488,752	3,599,008
Other current assets	1,286,225	1,509,605

Total current assets	8,740,900	9,400,326
Property and equipment, net	2,092,167	2,288,656
Goodwill and other intangible assets, net	415,175	377,218
Other assets	417,382	433,950

Total assets	$11,665,624	$12,500,150

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$46,162	$32,575
Accounts payable	4,561,194	4,747,779
Accrued payroll	339,739	354,889
Other current liabilities	1,809,128	2,521,444

Total current liabilities	6,756,223	7,656,687
Long-term debt, net of current portion	2,037,571	2,070,020
Other liabilities	475,580	571,764
Commitments and contingencies (Note 12)
Shareholders' equity
Flextronics International Ltd. Shareholders' equity
Ordinary shares, no par value; 613,562,761 and 641,666,347 issued, and 563,323,406 and 591,426,992 outstanding as of March 31, 2015 and 2014, respectively	7,265,827	7,614,515
Treasury stock, at cost; 50,239,355 shares as of March 31, 2015 and 2014, respectively	(388,215)	(388,215)
Accumulated deficit	(4,336,293)	(4,937,094)
Accumulated other comprehensive loss	(180,505)	(126,156)

Total Flextronics International Ltd. shareholders' equity	2,360,814	2,163,050
Noncontrolling interests	35,436	38,629

Total shareholders' equity	2,396,250	2,201,679

Total liabilities and shareholders' equity	$11,665,624	$12,500,150

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Net sales	$26,147,916	$26,108,607	$23,569,475
Cost of sales	24,602,576	24,609,738	22,187,393
Restructuring charges	—	58,648	215,834

Gross profit	1,545,340	1,440,221	1,166,248
Selling, general and administrative expenses	844,473	874,796	805,235
Intangible amortization	32,035	28,892	29,529
Restructuring charges	—	16,663	11,600
Other charges (income), net	(53,233)	57,512	(65,190)
Interest and other, net	51,410	61,904	56,259

Income from continuing operations before income taxes	670,655	400,454	328,815
Provision for income taxes	69,854	34,860	26,313

Income from continuing operations	600,801	365,594	302,502
Loss from discontinued operations, net of tax	—	—	(25,451)

Net income	$600,801	$365,594	$277,051

Earnings per share:
Income from continuing operations:
Basic	$1.04	$0.60	$0.46

Diluted	$1.02	$0.59	$0.45

Loss from discontinued operations:
Basic	$—	$—	$(0.04)

Diluted	$—	$—	$(0.04)

Net income:
Basic	$1.04	$0.60	$0.42

Diluted	$1.02	$0.59	$0.41

Weighted-average shares used in computing per share amounts:
Basic	579,981	610,497	662,874

Diluted	591,556	623,479	675,033

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
	2015	2014	2013
	(In thousands)
Net income	$600,801	$365,594	$277,051
Other comprehensive loss:
Foreign currency translation adjustments, net of zero tax	(18,932)	(34,683)	(16,289)
Unrealized loss on derivative instruments and other, net of zero tax	(35,417)	(13,992)	(20,755)

Comprehensive income	$546,452	$316,919	$240,007

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				Accumulated Other Comprehensive Income (Loss)
	Ordinary Shares			Unrealized gain (loss) on derivative instruments and other		Total accumulated other comprehensive loss			Total
					Foreign currency translation adjustments		Total Flextronics International Ltd. Shareholders' Equity
	Shares Outstanding	Amount	Accumulated deficit					Noncontrolling Interests	Shareholders' Equity
	(In thousands)
BALANCE AT MARCH 31, 2012	683,740	$7,904,155	$(5,579,739)	$1,898	$(42,335)	$(40,437)	$2,283,979	$—	$2,283,979
Repurchase of Flextronics International Ltd. ordinary shares at cost	(51,725)	(334,014)	—	—	—	—	(334,014)	—	(334,014)
Exercise of stock options	5,398	22,257	—	—	—	—	22,257	—	22,257
Issuance of Flextronics International Ltd. vested shares under share bonus awards	1,507	—	—	—	—	—	—	—	—
Net income	—	—	277,051	—	—	—	277,051	—	277,051
Stock-based compensation, net of tax	—	34,529	—	—	—	—	34,529	—	34,529
Total other comprehensive loss	—	—	—	(20,755)	(16,289)	(37,044)	(37,044)	—	(37,044)

BALANCE AT MARCH 31, 2013	638,920	7,626,927	(5,302,688)	(18,857)	(58,624)	(77,481)	2,246,758	—	2,246,758
Repurchase of Flextronics International Ltd. ordinary shares at cost	(59,546)	(468,847)	—	—	—	—	(468,847)	—	(468,847)
Exercise of stock options	6,572	28,140	—	—	—	—	28,140	—	28,140
Issuance of Flextronics International Ltd. vested shares under share bonus awards	5,481	—	—	—	—	—	—	—	—
Issuance of subsidiary shares	—	—	—	—	—	—	—	38,650	38,650
Net income	—	—	365,594	—	—	—	365,594	(380)	365,214
Stock-based compensation, net of tax	—	40,080	—	—	—	—	40,080	359	40,439
Total other comprehensive loss	—	—	—	(13,992)	(34,683)	(48,675)	(48,675)	—	(48,675)

BALANCE AT MARCH 31, 2014	591,427	7,226,300	(4,937,094)	(32,849)	(93,307)	(126,156)	2,163,050	38,629	2,201,679
Repurchase of Flextronics International Ltd. ordinary shares at cost	(38,951)	(421,687)	—	—	—	—	(421,687)	—	(421,687)
Exercise of stock options	3,601	23,497	—	—	—	—	23,497	11	23,508
Issuance of Flextronics International Ltd. vested shares under share bonus awards	7,246	—	—	—	—	—	—	—	—
Issuance of subsidiary shares	—	—	—	—	—	—	—	300	300
Net income	—	—	600,801	—	—	—	600,801	(4,272)	596,529
Stock-based compensation, net of tax	—	49,502	—	—	—	—	49,502	768	50,270
Total other comprehensive loss	—	—	—	(35,417)	(18,932)	(54,349)	(54,349)	—	(54,349)

BALANCE AT MARCH 31, 2015	563,323	$6,877,612	$(4,336,293)	$(68,266)	$(112,239)	$(180,505)	$2,360,814	$35,436	$2,396,250

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$600,801	$365,594	$277,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other impairment charges	540,490	464,543	566,357
Non-cash other income	(20,628)	(18,724)	(45,765)
Stock-based compensation	50,270	40,439	34,529
Income taxes	(59,261)	(36,261)	(32,647)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	316,773	(592,346)	519,140
Inventories	72,660	(758,846)	596,131
Other current and noncurrent assets	125,218	(165,760)	61,567
Accounts payable	(176,941)	1,117,449	(671,424)
Other current and noncurrent liabilities	(655,348)	800,372	(189,509)

Net cash provided by operating activities	794,034	1,216,460	1,115,430

Cash flows from investing activities:
Purchases of property and equipment	(347,413)	(609,643)	(488,993)
Proceeds from the disposition of property and equipment	107,689	94,640	53,665
Acquisition of businesses, net of cash acquired	(61,361)	(238,031)	(184,097)
Proceeds from divestitures of business, net of cash held in divested business	(5,493)	4,599	22,585
Other investing activities, net	64,362	(35,497)	(100,359)

Net cash used in investing activities	(242,216)	(783,932)	(697,199)

Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	319,542	1,066,653	1,250,213
Repayments of bank borrowings and long-term debt	(344,156)	(537,580)	(391,859)
Payments for early retirement of long-term debt	—	(544,840)	(1,000,000)
Payments for repurchases of ordinary shares	(415,945)	(475,314)	(322,040)
Proceeds from exercise of stock options	23,508	28,140	22,257
Other financing activities, net	(98,966)	52,149	101,851

Net cash used in financing activities	(516,017)	(410,792)	(339,578)

Effect of exchange rates on cash	(1,121)	(15,095)	(9,895)

Net change in cash and cash equivalents	34,680	6,641	68,758
Cash and cash equivalents, beginning of year	1,593,728	1,587,087	1,518,329

Cash and cash equivalents, end of year	$1,628,408	$1,593,728	$1,587,087

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION OF THE COMPANY

        Flextronics International Ltd. ("Flextronics" or the "Company") was incorporated in the Republic of Singapore in May 1990. The Company's operations have expanded over the years through a combination of organic growth and acquisitions. The Company is a globally-recognized leading provider of innovative design, manufacturing, and supply chain services and solutions that span from sketch to scale; from conceptual sketch to full-scale production. The Company designs, builds, ships and services complete packaged consumer electronics and industrial products for original equipment manufacturers ("OEMs"), through its activities in the following business groups: High Reliability Solutions ("HRS"), which is comprised of our medical business including medical equipment, disposables, drug delivery, and diagnostics; our automotive business, including automotive electronics, automotive lighting, and power electronics; and our defense and aerospace businesses focused on defense, civil aviation, and homeland security; Consumer Technology Group ("CTG"), which includes our mobile devices business, including smart phones; our consumer electronics business, including connected living, wearable electronics, game consoles, and connectivity devices; and our high-volume computing business, including various supply chain solutions for notebook personal computing, tablets, and printers; Industrial and Emerging Industries ("IEI"), which is comprised of semiconductor and capital equipment, office solutions, test and measurement, household industrial and lifestyle, industrial automation and kiosks, energy and metering, and lighting; and Integrated Network Solutions ("INS"), which includes radio access base stations, remote radio heads, and small cells for wireless infrastructure; optical, routing, broadcasting and switching products for the data and video network; server and storage platforms for both enterprise and cloud based deployments; next generation storage and security appliance products; and rack level solutions, converged infrastructure and software defined product solutions. The Company's strategy is to provide customers with a full range of cost competitive, vertically integrated global supply chain solutions through which the Company can design, build, ship and service a complete packaged product for its OEM customers. This enables our OEM customers to leverage the Company's supply chain solutions to meet their product requirements throughout the entire product life cycle.

        The Company's service offerings include a comprehensive range of value-added design and engineering services that are tailored to the various markets and needs of its customers. Other focused service offerings relate to manufacturing (including enclosures, metals, plastic injection molding, precision plastics, machining, and mechanicals), system integration and assembly and test services, materials procurement, inventory management, logistics and after-sales services (including product repair, warranty services, re-manufacturing and maintenance) and supply chain management software solutions and component product offerings (including rigid and flexible printed circuit boards and power adapters and chargers).

2. SUMMARY OF ACCOUNTING POLICIES

  Basis of Presentation and Principles of Consolidation

        The Company's third fiscal quarter ends on December 31, and the fourth fiscal quarter and year ends on March 31 of each year. The first fiscal quarter ended on June 27, 2014 and June 28, 2013, respectively, and the second fiscal quarter ended on September 26, 2014 and September 27, 2013, respectively. Amounts included in the consolidated financial statements are expressed in U.S. dollars unless otherwise designated.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

        The accompanying consolidated financial statements include the accounts of Flextronics and its majority-owned subsidiaries, after elimination of intercompany accounts and transactions. The Company consolidates all majority-owned subsidiaries and investments in entities in which the Company has a controlling interest. For consolidated majority-owned subsidiaries in which the Company owns less than 100%, the Company recognizes a non-controlling interest for the ownership of the non-controlling owners. As of March 31, 2015, the non-controlling interest has been included on the consolidated balance sheets as a component of total shareholders' equity. The associated non-controlling owners' interest in the income or losses of these companies has not been material to the Company's results of operations for any of the periods presented, and has been classified as a component of interest and other, net, in the consolidated statements of operations.

        During fiscal year 2013, the Company finalized the sale of two of its non-core businesses. In accordance with the accounting guidance, these non-core businesses represent separate asset groups and the divestitures qualify as discontinued operations, and accordingly, the Company has reported the results of operations and financial position of these businesses in discontinued operations within the consolidated statements of operations and consolidated balance sheets for all periods presented as applicable.

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

  Revenue Recognition

        The Company recognizes manufacturing revenue when it ships goods or the goods are received by its customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Generally, there are no formal substantive customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then the Company recognizes the related revenues at the time when such requirements are completed and the obligations are fulfilled. Some of the Company's customer contracts allow the recovery of certain costs related to manufacturing services that are over and above the prices charged for the related products. The Company determines the amount of costs that are recoverable based on historical experiences and agreements with those customers. Also, certain customer contracts may contain certain commitments and obligations that may result in additional expenses or decrease in revenue. The Company accrues for these commitments and obligations based on facts and circumstances and contractual terms. The Company also makes provisions for estimated sales returns and other adjustments at the time revenue is recognized based upon contractual terms and an analysis of historical returns. Provisions for sales returns and other adjustments were not material to the consolidated financial statements for any of the periods presented.

        The Company provides a comprehensive suite of services for its customers that range from advanced product design to manufacturing and logistics to after-sales services. The Company recognizes service revenue when the services have been performed, and the related costs are expensed as incurred. Sales for services were less than 10% of the Company's total sales for all periods presented, and accordingly, are included in net sales in the consolidated statements of operations.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

        The following table summarizes the activity in the Company's allowance for doubtful accounts during fiscal years 2015, 2014 and 2013:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended March 31, 2013(1)	$38,905	$6,643	$(34,671)	$10,877
Year ended March 31, 2014	$10,877	$2,029	$(7,377)	$5,529
Year ended March 31, 2015	$5,529	$650	$(1,645)	$4,534

(1)
Fiscal year 2013 includes a $28.0 million write off related to a fiscal year 2012 charge for a distressed customer and $5.8 million which was previously reserved and the underlying accounts receivable balance was reclassified to non-current assets in fiscal year 2013 and was carried net of its specific reserve.

        One customer (including net sales from its current and former parent companies, through the dates of their respective ownership during the current fiscal year), which is within the Company's CTG business group, accounted for approximately 17% and 13% of the Company's net sales and approximately 15% and 14% of the Company's total accounts receivable balances in fiscal years 2015 and 2014, respectively. No customer accounted for greater than 10% of the Company's net sales in fiscal year 2013. The Company's ten largest customers accounted for approximately 50%, 52% and 47%, of its net sales in fiscal years 2015, 2014 and 2013, respectively.

        The Company maintains cash and cash equivalents with various financial institutions that management believes to be of high credit quality. These financial institutions are located in many different locations throughout the world. The Company's investment portfolio, which consists of short-term bank deposits and money market accounts, is classified as cash equivalents on the consolidated balance sheets.

        The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty's obligations exceed the obligations of the Company with that counterparty. To manage counterparty risk, the Company limits its derivative transactions to those with recognized financial institutions. See additional discussion of derivatives in note 8.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

        Cash and cash equivalents consisted of the following:

	As of March 31,
	2015	2014
	(In thousands)
Cash and bank balances	$953,549	$1,040,800
Money market funds and time deposits	674,859	552,928

	$1,628,408	$1,593,728

  Inventories

        Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of direct materials, labor and overhead. The components of inventories, net of lower of cost or market write-downs, were as follows:

	As of March 31,
	2015	2014
	(In thousands)
Raw materials	$2,330,428	$2,349,278
Work-in-progress	557,786	608,284
Finished goods	600,538	641,446

	$3,488,752	$3,599,008

  Property and Equipment, Net

        Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are recognized on a straight-line basis over the estimated useful lives of the related assets, with the exception of building leasehold improvements, which are amortized over the term of the lease, if shorter. Repairs and maintenance costs are expensed as incurred. Property and equipment was comprised of the following:

		As of March 31,
	Depreciable Life (In Years)
		2015	2014
		(In thousands)
Machinery and equipment	3 - 10	$2,928,903	$2,929,449
Buildings	30	1,067,837	1,069,376
Leasehold improvements	up to 30	459,926	470,960
Furniture, fixtures, computer equipment and software	3 - 7	440,878	427,038
Land	—	123,633	127,567
Construction-in-progress	—	140,786	88,687

		5,161,963	5,113,077
Accumulated depreciation and amortization		(3,069,796)	(2,824,421)

Property and equipment, net		$2,092,167	$2,288,656

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

        Total depreciation expense associated with property and equipment amounted to approximately $496.8 million, $424.8 million and $412.3 million in fiscal years 2015, 2014 and 2013, respectively.

        The Company reviews property and equipment for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is measured by comparing its carrying amount to the projected undiscounted cash flows the property and equipment are expected to generate. An impairment loss is recognized when the carrying amount of property and equipment exceeds its fair value.

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

  Goodwill and Other Intangible Assets

        Goodwill is tested for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Recoverability of

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

goodwill is measured at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. If the recorded value of the assets, including goodwill, and liabilities ("net book value") of each reporting unit exceeds its fair value, an impairment loss may be required to be recognized. Further, to the extent the net book value of the Company as a whole is greater than its fair value in the aggregate, all, or a significant portion of its goodwill may be considered impaired.

        As discussed in note 19, the Company concluded that as of the fourth quarter of fiscal year 2015 it has four reportable operating segments: HRS, CTG, IEI and INS and concluded these same four segments also represented its reporting units. The Company performed its goodwill impairment assessment on January 1, 2015 and determined that no impairment existed as of the date of the impairment test because the fair value of each reporting unit exceeded its carrying value. The Company changed the date of its annual goodwill impairment test from January 31 in order to better align with its reporting calendar. This change is within twelve months from the previous assessment date as well as within the same fiscal quarter and did not have a material impact on the consolidated financial statements.

        The following table summarizes the activity in the Company's goodwill at the one reporting unit level through December 31, 2014, and at the four reporting unit level from January 1, 2015 through March 31, 2015 (in thousands):

	HRS	CTG	IEI	INS	Total
Balance, as of March 31, 2013	$—	$—	$—	$—	$262,005
Additions(1)	—	—	—	—	26,270
Purchase accounting adjustments(2)	—	—	—	—	4,034
Foreign currency translation adjustments	—	—	—	—	449

Balance, as of March 31, 2014	—	—	—	—	292,758
Additions(1)	—	—	—	—	36,467
Purchase accounting adjustments(2)	—	—	—	—	8,651
Foreign currency translation adjustments	—	—	—	—	(3,393)

Balance, as of December 31, 2014(3)	93,990	68,234	64,221	108,038	334,483
Purchase accounting adjustments(2)	(656)	—	—	—	(656)
Foreign currency translation adjustments	(196)	—	—	—	(196)

Balance, as of March 31, 2015	$93,138	$68,234	$64,221	$108,038	$333,631

(1)
The goodwill generated from the Company's business combinations completed during the fiscal years 2015 and 2014 are primarily related to value placed on the employee workforce, service offerings and capabilities and expected synergies. The goodwill is not deductible for income tax purposes. Refer to the discussion of the Company's business acquisitions in note 17.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

(3)
Goodwill is allocated to each of the reporting units based on the relative fair values assessed in conjunction with the goodwill impairment testing conducted as of January 1, 2015.

        The Company's acquired intangible assets are subject to amortization over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value. The Company reviewed the carrying value of its intangible assets as of March 31, 2015 and concluded that such amounts continued to be recoverable.

        Intangible assets are comprised of customer-related intangible assets, that include contractual agreements and customer relationships; and licenses and other intangible assets, that are primarily comprised of licenses and also includes patents and trademarks, and developed technologies. Generally customer-related intangible assets are amortized on an accelerated method based on expected cash flows, primarily over a period of up to eight years. Licenses and other intangible assets are generally amortized on a straight line basis over a period of up to seven years. No residual value is estimated for any intangible assets. The fair value of the Company's intangible assets purchased through business combinations is determined based on management's estimates of cash flow and recoverability. The components of acquired intangible assets are as follows:

	As of March 31, 2015			As of March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets:
Customer-related intangibles	$133,853	$(80,506)	$53,347	$204,369	$(140,713)	$63,656
Licenses and other intangibles	39,985	(11,788)	28,197	32,564	(11,760)	20,804

Total	$173,838	$(92,294)	$81,544	$236,933	$(152,473)	$84,460

        The gross carrying amounts of intangible assets are removed when fully amortized. During fiscal year 2015, the gross carrying amounts of such intangible assets fully amortized totaled $94.9 million. During the year ended March 31, 2015, the Company's customer-related intangible assets increased by $16.1 million in connection with the Company's acquisitions, and licenses and other intangible assets increased by $15.7 million primarily as a result of the purchase of certain technology rights. Total intangible asset amortization expense recognized in continuing operations during fiscal years 2015, 2014 and 2013 was $32.0 million, $28.9 million and $29.5 million, respectively. As of March 31, 2015, the weighted-average remaining useful lives of the Company's intangible assets were approximately 4.6 years and 4.2 years for customer-related intangibles, and licenses and other intangible assets,

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

respectively. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2016	$27,449
2017	19,701
2018	14,000
2019	9,760
2020	5,224
Thereafter	5,410

Total amortization expense	$81,544

  Derivative Instruments and Hedging Activities

        All derivative instruments are recognized on the consolidated balance sheets at fair value. If the derivative instrument is designated as a cash flow hedge, effectiveness is tested monthly using a regression analysis of the change in the spot currency rates and the change in the present value of the spot currency rates. The spot currency rates are discounted to present value using functional currency LIBOR rates over the maximum length of the hedge period. The effective portion of changes in the fair value of the derivative instrument (excluding time value) is recognized in shareholders' equity as a separate component of accumulated other comprehensive income (loss), and recognized in the consolidated statements of operations when the hedged item affects earnings. Ineffective and excluded portions of changes in the fair value of cash flow hedges are recognized in earnings immediately. If the derivative instrument is designated as a fair value hedge, the changes in the fair value of the derivative instrument and of the hedged item attributable to the hedged risk are recognized in earnings in the current period. Additional information is included in note 8.

  Other Current Assets

        Other current assets includes approximately $600.7 million and $470.9 million as of March 31, 2015 and 2014, respectively for the deferred purchase price receivable from the Company's Global and North American Asset-Backed Securitization programs. See note 10 for additional information.

        Other current assets as of March 31, 2015 and 2014 included certain assets purchased on behalf of a customer and financed by a third party banking institution of $169.2 million and $267.5 million, respectively, as further described in note 17.

  Investments

        The Company has certain equity investments in, and notes receivable from, non-publicly traded companies which are included within other assets. The equity method of accounting is used when the Company has the ability to significantly influence the operating decisions of the issuer; otherwise the cost method is used. Non-majority-owned investments in corporations are accounted for using the equity method when the Company has an ownership percentage equal to or generally greater than 20% but less than 50%, and for non-majority-owned investments in partnerships when generally greater than

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

5%. The Company monitors these investments for impairment indicators and makes appropriate reductions in carrying values as required. Fair values of these investments, when required, are estimated using unobservable inputs, primarily discounted cash flow projections.

        As of March 31, 2015 and 2014, the Company's equity investments in non-majority owned companies totaled $87.0 million and $77.4 million, respectively. The equity in the earnings or losses of the Company's equity method investments was not material to the consolidated results of operations for any period presented and is included in interest and other, net.

  Other Current Liabilities

        Other current liabilities include customer working capital advances of $189.6 million and $754.7 million, customer-related accruals of $454.8 million and $327.5 million, and deferred revenue of $272.6 million and $296.3 million as of March 31, 2015 and 2014, respectively. The customer working capital advances are not interest bearing, do not have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production. Other current liabilities as of March 31, 2015 and 2014 also included the outstanding balances due to the third party banking institution related to the financed equipment discussed above, that amounted to $197.7 million and $286.5 million, respectively, as further described in note 17.

  Restructuring Charges

        The Company recognizes restructuring charges related to its plans to close or consolidate excess manufacturing and administrative facilities. In connection with these activities, the Company records restructuring charges for employee termination costs, long-lived asset impairment and other exit-related costs.

        The recognition of restructuring charges requires the Company to make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. To the extent the Company's actual results differ from its estimates and assumptions, the Company may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. Such changes to previously estimated amounts may be material to the consolidated financial statements. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans. See note 14 for additional information regarding restructuring charges.

  Recent Accounting Pronouncements

        In April 2015, the Financial Accounting Standards Board ("FASB") issued new guidance which changes the presentation of debt issuance costs in financial statements. Under the new guidance, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This guidance is effective for the Company beginning in the first quarter of fiscal year 2017 and early adoption is permitted in an interim period with any adjustments reflected as of the beginning of the fiscal year that includes that interim period. The guidance is not expected to have a significant impact to the Company's consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF ACCOUNTING POLICIES (Continued)

        In May 2014, the FASB issued new guidance which requires an entity to recognize revenue relating to contracts with customers that depicts the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. In order to meet this requirement, the entity must apply the following steps: (i) identify the contracts with the customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, disclosures required for revenue recognition will include qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from costs to obtain or fulfill a contract. In April 2015, the FASB proposed to defer the effective date of the standard by a year and if such proposal is adopted, this guidance is effective for the Company beginning in the first quarter of fiscal year 2019. The Company is in the process of assessing the impact on its consolidated financial statements.

        In April 2014, the Financial Accounting Standards Board issued guidance which requires an entity to report a disposal of a component of an entity in discontinued operations if the disposal represents a strategic shift that has a major effect on an entity's operations and financial results when the component of an entity meets certain criteria to be classified as held for sale, or when the component of an entity is otherwise disposed. The Company early adopted this accounting standard update in the first quarter of fiscal year 2015. During fiscal year 2015, the Company recognized a loss of $11.0 million recorded in other income and expense, for the disposal of a manufacturing facility in Western Europe which did not meet the criteria of discontinued operations under this accounting standard.

3. SHARE-BASED COMPENSATION

  Equity Compensation Plans

        During fiscal year 2015, the Company granted equity compensation awards under the 2010 Equity Incentive Plan (the "2010 Plan") and the 2013 Elementum Plan (the "Elementum Plan"). The 2010 Plan is administered by Flextronics International Ltd., while the Elementum Plan is administered by Elementum SCM (Cayman) Limited ("Elementum"), a majority owned subsidiary of the Company.

  The 2010 Equity Incentive Plan of Flextronics International Ltd.

        As of March 31, 2015, the Company had approximately 34.6 million shares available for grant under the 2010 Plan. Options issued to employees under the 2010 Plan generally vest over four years and expire seven years from the date of grant. Options granted to non-employee directors expire five years from the date of grant.

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

  Share-Based Compensation Expense

        The following table summarizes the Company's share-based compensation expense:

	Fiscal Year Ended March 31,
	2015	2014	2013
	(In thousands)
Cost of sales	$7,503	$6,540	$5,163
Selling, general and administrative expenses	42,767	33,899	29,366

Total share-based compensation expense	$50,270	$40,439	$34,529

        As required by the authoritative guidance for stock-based compensation, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual forfeitures.

        As of March 31, 2015, the total unrecognized compensation cost related to unvested share options granted to employees under the Company's 2010 Plan was approximately $0.1 million, net of estimated forfeitures. This cost will be amortized on a straight-line basis over a weighted-average period of approximately 2.0 years and will be adjusted for estimated forfeitures. As of March 31, 2015, the total unrecognized compensation cost related to unvested share bonus awards granted to employees was approximately $90.2 million, net of estimated forfeitures. This cost will be amortized generally on a straight-line basis over a weighted-average period of approximately 2.5 years and will be adjusted for estimated forfeitures. Approximately $15.4 million of the unrecognized compensation cost, net of forfeitures, is related to share bonus awards granted to certain key employees whereby vesting is contingent on meeting a certain market condition.

        Cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee exercises of share options over the share-based compensation cost recognized for those options) are classified as financing cash flows. During fiscal years 2015, 2014 and 2013, the Company did not recognize any excess tax benefits as a financing cash inflow.

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

        Expected Dividend—The Company has never paid dividends on its ordinary shares and accordingly the dividend yield percentage is zero for all periods.

        Risk-Free Interest Rate—The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury constant maturities issued with a term equivalent to the expected term of the option.

        There were no options granted under the 2010 Plan during fiscal year 2014. The fair value of the Company's share options granted to employees for fiscal years 2015 and 2013 was estimated using the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2015	2013
Expected term	6.3 years	4.1 years
Expected volatility	46.9%	46.9%
Expected dividends	0.0%	0.0%
Risk-free interest rate	2.3%	0.9%
Weighted-average fair value	$4.85	$2.48

        Options granted during the 2015 and 2013 fiscal years had contractual lives of seven years.

  Share bonus awards with service and market conditions

        Valuation and Amortization Method—The Company estimates the fair value of share bonus awards granted under the 2010 Plan whereby vesting is contingent on meeting certain market conditions using Monte Carlo simulation. This fair value is then amortized on a straight-line basis over the vesting period, which is the service period.

        Expected volatility of Flextronics—Volatility used in Monte Carlo simulation is derived from the historical volatility of Flextronics' stock price over a period equal to the service period of the share bonus awards granted. The service period is three years for those share bonus awards granted in fiscal years 2015, 2014 and 2013.

        Average peer volatility—Volatility used in Monte Carlo simulation is derived from the historical volatilities of both the S&P 500 index and components of an extended Electronics Manufacturing Services ("EMS") group, comprised of global competitors of the Company within the same industry, for

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SHARE-BASED COMPENSATION (Continued)

the share bonus awards granted in fiscal years 2015 and 2014, and historical volatilities of the S&P 500 index for the share bonus awards granted in fiscal year 2013 based on the various service periods.

        Average Peer Correlation—Correlation coefficients were used to model the movement of Flextronics' stock price relative to both the S&P 500 index and peers in the extended EMS group for the share bonus awards granted in fiscal years 2015 and 2014, and relative to the S&P 500 index for the share bonus awards granted in fiscal year 2013.

        Expected Dividend—The Company has never paid dividends on its ordinary shares and accordingly the dividend yield percentage is zero for all periods.

        Risk-Free Interest Rate—The Company bases the risk-free interest rate used in the Monte Carlo simulation on the yield of zero-coupon U.S. Treasury bills, as of the measurement date.

        The fair value of the Company's share-bonus awards, whereby vesting is contingent on meeting certain market conditions, for fiscal years 2015, 2014 and 2013 was estimated using the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2015	2014	2013
Expected volatility	29.4%	35.9%	41.7%
Average peer volatility	25.9%	35.7%	19.2%
Average peer correlation	0.6	0.4	0.7
Expected dividends	0.0%	0.0%	0.0%
Risk-free interest rate	0.9%	0.4%	0.4%

  Share-Based Awards Activity

        The following is a summary of option activity for the Company's 2010 Plan ("Price" reflects the weighted-average exercise price):

	Fiscal Year Ended March 31,
	2015		2014		2013
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of fiscal year	23,612,872	$8.57	34,405,564	$8.29	43,933,660	$7.78
Granted	15,000	11.11	—	—	19,000	6.57
Exercised	(3,600,900)	6.53	(6,572,383)	4.28	(5,398,331)	4.12
Forfeited	(4,034,078)	13.17	(4,220,309)	12.93	(4,148,765)	8.32

Outstanding, end of fiscal year	15,992,894	$7.81	23,612,872	$8.57	34,405,564	$8.29

Options exercisable, end of fiscal year	15,959,173	$7.81	23,373,101	$8.58	33,662,480	$8.31

        The aggregate intrinsic value of options exercised (calculated as the difference between the exercise price of the underlying award and the price of the Company's ordinary shares determined as of the time of option exercise for options exercised in-the-money) under the Company's 2010 Plan was $16.3 million, $24.7 million and $13.0 million during fiscal years 2015, 2014 and 2013 respectively.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SHARE-BASED COMPENSATION (Continued)

        Cash received from option exercises was $23.5 million, $28.1 million and $22.3 million for fiscal years 2015, 2014 and 2013, respectively.

        The following table presents the composition of options outstanding and exercisable as of March 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$1.94 - $2.26	4,665,815	0.79	$2.12	4,665,815	$2.12
$3.39 - $5.75	2,236,960	1.36	5.56	2,233,938	5.56
$5.87 - $7.07	79,118	2.03	6.42	68,217	6.43
$7.08 - $10.59	4,357,646	0.42	10.34	4,349,848	10.35
$10.67 - $11.41	831,555	1.19	11.22	819,555	11.22
$11.53 - $13.98	3,786,800	0.22	12.45	3,786,800	12.45
$14.34 - $23.02	35,000	1.42	15.95	35,000	15.95

$1.94 - $23.02	15,992,894	0.66	$7.81	15,959,173	$7.81

Options vested and expected to vest	15,989,753	0.66	$7.81

        As of March 31, 2015, the aggregate intrinsic value for options outstanding, options vested and expected to vest (which includes adjustments for expected forfeitures), and options exercisable were $78.1 million, $78.1 million and $77.9 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's ordinary shares as of March 31, 2015 for the approximately 15.7 million options that were in-the-money at March 31, 2015. As of March 31, 2015, the weighted average remaining contractual life for options exercisable was 0.65 years.

        The following table summarizes the Company's share bonus award activity ("Price" reflects the weighted-average grant-date fair value):

	Fiscal Year Ended March 31,
	2015		2014		2013
	Shares	Price	Shares	Price	Shares	Price
Unvested share bonus awards outstanding, beginning of fiscal year	21,848,120	$7.32	21,807,069	$6.80	15,965,268	$6.91
Granted	6,963,125	11.75	8,978,941	8.07	9,582,867	6.74
Vested	(7,246,056)	6.97	(5,481,153)	6.66	(1,506,234)	7.51
Forfeited	(2,571,937)	7.70	(3,456,737)	7.07	(2,234,832)	6.86

Unvested share bonus awards outstanding, end of fiscal year	18,993,252	$9.01	21,848,120	$7.32	21,807,069	$6.80

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SHARE-BASED COMPENSATION (Continued)

        Of the 19.0 million unvested share bonus awards outstanding as of the fiscal year ended 2015, approximately 4.9 million represents the target amount of grants made to certain key employees whereby vesting is contingent on meeting certain market conditions summarized as follows:

	Targeted number of awards as of March 31, 2015 (in shares)			Range of shares that may be issued
		Average grant date fair value (per share)
						Assessment dates
Year of grant			Market condition	Minimum	Maximum
Fiscal 2015	962,083	$14.77	Vesting ranges from zero to 200% based on measurement of Flextronics' total shareholder return against both the Standard and Poor's ("S&P") 500 Composite Index and an Extended Electronics Manufacturing Services ("EMS") Group Index.	—	1,924,166	May 2017
Fiscal 2014	1,932,000	$9.36	Vesting ranges from zero to 200% based on measurement of Flextronics' total shareholder return against both the Standard and Poor's ("S&P") 500 Composite Index and an Extended Electronics Manufacturing Services ("EMS") Group Index.	—	3,864,000	May 2016
Fiscal 2013	1,591,000	$7.60	Vesting ranges from zero to 200% based on measurement of Flextronics' total shareholder return against the S&P 500 Composite Index.	—	3,182,000	May 2015
Fiscal 2012	380,000	$7.83	Vesting ranges from zero to 150% based on measurement of Flextronics' total shareholder return against the S&P 500 Composite Index.	—	570,000	June 2015 (50%)
Totals	4,865,083				9,540,166

        In accordance with the accounting guidance, the Company will continue to recognize share-based compensation expense for these awards with market conditions regardless of whether such awards will ultimately vest. During fiscal year 2015, 0.3 million shares vested in connection with the remaining number of share bonus awards with market conditions granted in fiscal year 2011, and 0.4 million shares vested in connection with half of the share bonus awards with market conditions granted in fiscal year 2012.

        The total intrinsic value of share bonus awards vested under the Company's 2010 Plan was $79.0 million, $42.4 million and $9.7 million during fiscal years 2015, 2014 and 2013, respectively, based on the closing price of the Company's ordinary shares on the date vested.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SHARE-BASED COMPENSATION (Continued)

The 2013 Equity Incentive Plan of Elementum SCM (Cayman) Ltd.

        As of March 31, 2015 Elementum had approximately 5.0 million shares available for future grants under the 2013 Elementum Plan. Options issued to employees under this Plan vest over a period of four years and expire ten years from the grant date. As of March 31, 2015 there were 16.0 million of options outstanding at a weighted average exercise price of $0.27 per option. Total unrecognized compensation expenses relating to stock options granted to certain employees under the Elementum Plan as of March 31, 2015 is $2.1 million, and will be recognized over a weighted average period of 3.29 years.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. EARNINGS PER SHARE (Continued)

        The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted income from continuing and discontinued operations per share:

	Fiscal Year Ended March 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Basic earnings from continuing and discontinued operations per share:
Income from continuing operations	$600,801	$365,594	$302,502
Loss from discontinued operations	$—	$—	$(25,451)

Net income	$600,801	$365,594	$277,051

Shares used in computation:
Weighted-average ordinary shares outstanding	579,981	610,497	662,874

Basic earnings from continuing operations per share	$1.04	$0.60	$0.46

Basic loss from discontinued operations per share	$—	$—	$(0.04)

Basic earnings per share	$1.04	$0.60	$0.42

Diluted earnings from continuing and discontinued operations per share:
Income from continuing operations	$600,801	$365,594	$302,502
Loss from discontinued operations	$—	$—	$(25,451)

Net income	$600,801	$365,594	$277,051

Shares used in computation:
Weighted-average ordinary shares outstanding	579,981	610,497	662,874
Weighted-average ordinary share equivalents from stock options and awards(1)	11,575	12,982	12,159

Weighted-average ordinary shares and ordinary share equivalents outstanding	591,556	623,479	675,033

Diluted earnings from continuing operations per share	$1.02	$0.59	$0.45

Diluted loss from discontinued operations per share	$—	$—	$(0.04)

Diluted earnings per share	$1.02	$0.59	$0.41

(1)
Options to purchase ordinary shares of 6.2 million, 17.1 million and 20.6 million during fiscal years 2015, 2014 and 2013, respectively, and share bonus awards of less than 0.1 million and 0.3 million during fiscal years 2015 and 2013, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted average ordinary shares equivalents. There were no anti-dilutive share bonus awards in fiscal year 2014.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. NON-CONTROLLING INTERESTS

        During fiscal year 2014, a previously wholly-owned subsidiary of the Company received $38.6 million in exchange for issuing a non-controlling equity interest to certain third party investors for an ownership interest of less than 20% of the outstanding shares in the subsidiary. The Company continues to own a majority of the subsidiary's outstanding equity and also controls the subsidiary's board of directors. Accordingly, the consolidated financial statements include the financial position and results of operations of this subsidiary as of March 31, 2015 and for the year then ended.

        The Company has recognized the carrying value of the non-controlling interest as a component of total shareholders' equity. The operating results of the subsidiary attributable to the non-controlling interests are immaterial for all of the periods presented and are included in interest and other, net.

6. SUPPLEMENTAL CASH FLOW DISCLOSURES

        The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Fiscal Year Ended March 31,
	2015	2014	2013
	(In thousands)
Net cash paid for:
Interest	$87,179	$86,406	$66,071
Income taxes	$70,621	$87,561	$52,306
Non-cash investing activity:
Unpaid purchases of property and equipment	$115,757	$42,902	$89,718

7. BANK BORROWINGS AND LONG-TERM DEBT

        Bank borrowings and long-term debt are as follows:

	As of March 31,
	2015	2014
	(In thousands)
Term Loan, including current portion, due in installments through August 2018	$592,500	$600,000
Term Loan, including current portion, due in installments through March 2019	475,000	500,000
4.625% Notes due February 2020	500,000	500,000
5.000% Notes due February 2023	500,000	500,000
Other	16,233	2,595

	2,083,733	2,102,595
Current portion	(46,162)	(32,575)

Non-current portion	$2,037,571	$2,070,020

        The weighted average interest rates for the Company's long-term debt was 3.2% as of both March 31, 2015 and 2014.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. BANK BORROWINGS AND LONG-TERM DEBT (Continued)

        Repayments of the Company's long-term debt are as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2016	$46,162
2017	52,500
2018	52,500
2019	922,500
2020	500,000
Thereafter	510,071

Total	$2,083,733

        Capital lease obligations of $5.3 million and $8.9 million, consisting of short-term obligations of $2.8 million and $4.2 million and long term obligations of $2.5 million and $4.7 million are included in current and non-current liabilities on the Company's balance sheets as of March 31, 2015 and 2014, respectively.

  Term Loan due August 2018

        On August 30, 2013, the Company entered into a $600 million term loan agreement due August 30, 2018 and used these proceeds to repay certain term loans in full that were outstanding at that time in the amount of $544.8 million. The remaining $55.2 million was used to repay part of the term loan due March 2019 and upfront bank fees. This loan is repayable in quarterly installments of $3.75 million, which commenced in December 2014 and continue through August 2018, with the remaining amount due at maturity.

        Borrowings under this term loan bear interest, at the Company's option, either at (i) LIBOR plus the applicable margin for LIBOR loans ranging between 1.00% and 2.00%, based on the Company's credit ratings or (ii) the base rate (the greatest of the U.S. prime rate, the federal funds rate plus 0.50% and LIBOR for a one-month interest period plus 1.00%) plus an applicable margin ranging between 0.00% and 1.00%, based on the Company's credit rating.

        This term loan is unsecured, and contains customary restrictions on the Company's and its subsidiaries' ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of exceptions and limitations. This term loan agreement also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio, as defined therein, during its term. As of March 31, 2015, the Company was in compliance with the covenants under this term loan agreement.

  Term Loan Agreement due March 2019 and Revolving Line of Credit

        The Company's $2.0 billion credit facility ("Credit Facility") consists of a $1.5 billion revolving credit facility and a $500.0 million term loan, which is due to expire in March 2019.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. BANK BORROWINGS AND LONG-TERM DEBT (Continued)

        On March 31, 2014, the Company borrowed an incremental amount of $63.4 million under the term loan thereby increasing the total amount outstanding under the term loan to $500 million in conjunction with the extension of the maturity date to March 2019. Quarterly repayments of principal under this term loan commenced on June 30, 2014 in the amount of $6.3 million up to March 31, 2016 and will increase to $9.4 million thereafter with the remainder due upon maturity. Borrowings under this facility bear interest, at the Company's option, either at (i) LIBOR plus the applicable margin for LIBOR loans ranging between 1.125% and 2.125%, based on the Company's credit ratings or (ii) the base rate (the greatest of the agent's prime rate, the federal funds rate plus 0.50% and LIBOR for a one-month interest period plus 1.00%) plus an applicable margin ranging between 0.125% and 1.125%, based on the Company's credit rating. The Company is required to pay a quarterly commitment fee ranging between 0.15% and 0.40% per annum on the daily unused amount of the $1.5 billion Revolving Credit Facility based on the Company's credit rating.

        This Credit Facility is unsecured, and contains customary restrictions on the Company's and its subsidiaries' ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of exceptions and limitations. This Credit Facility also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio, as defined therein, during its term. As of March 31, 2015, the Company was in compliance with the covenants under this loan agreement.

  Notes due February 2020 and February 2023

        On February 20, 2013, the Company issued $500.0 million of 4.625% Notes due February 15, 2020 and $500.0 million of 5.000% Notes due February 15, 2023 (collectively the "Notes") in a private offering pursuant to Rule 144A and Regulation S under the Securities Act. In July 2013, the Company exchanged these notes for new notes with substantially similar terms and completed the registration of these notes with the Securities and Exchange Commission. The Company received net proceeds of approximately $990.6 million from the issuance and used those proceeds, together with $9.4 million of cash on hand, to repay $1.0 billion of outstanding borrowings under its previous term loan that was due October 2014.

        Interest on the Notes is payable semi-annually, which commenced on August 15, 2013. The Notes are senior unsecured obligations of the Company, rank equally with all of the Company's other existing and future senior and unsecured debt obligations, and are guaranteed, jointly and severally, fully and unconditionally on an unsecured basis, by each of the Company's 100% owned subsidiaries that guarantees indebtedness under, or is a borrower under, the Company's Credit Facility or the Company's Term Loan due 2018.

        At any time prior to maturity, the Company may redeem some or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus an applicable premium accrued and unpaid interest, if any, to the applicable redemption date. Upon the occurrence of a change of control repurchase event (as defined in the Notes indenture), the Company must offer to repurchase the Notes at a repurchase price equal to 101% of the principal amount of the Notes repurchased, plus accrued and unpaid interest, if any, to the applicable repurchase date.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. BANK BORROWINGS AND LONG-TERM DEBT (Continued)

        The indenture governing the Notes contains covenants that, among other things, restrict the ability of the Company and certain of the Company's subsidiaries to create liens; enter into sale-leaseback transactions; create, incur, issue, assume or guarantee any funded debt; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's assets to, another person. These covenants are subject to a number of significant limitations and exceptions set forth in the indenture. The indenture also provides for customary events of default, including, but not limited to, cross defaults to certain specified other debt of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Notes will become due and payable immediately without further action or notice. If any other event of default under the indenture occurs or is continuing, the applicable trustee or holders of at least 25% in aggregate principal amount of the then outstanding Notes may declare all of the Notes to be due and payable immediately. As of March 31, 2015, the Company was in compliance with the covenants in the indenture governing the Notes.

  Other Credit Lines

        As of March 31, 2015, the Company and certain of its subsidiaries had various uncommitted revolving credit facilities, lines of credit and other loans in the amount of $184.6 million in the aggregate. There were no borrowings outstanding under these facilities as of March 31, 2015 and 2014. These unsecured credit facilities, and lines of credit and other loans bear annual interest at the respective country's inter-bank offering rate, plus an applicable margin, and generally have maturities that expire on various dates in future fiscal years.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FINANCIAL INSTRUMENTS (Continued)

        As of March 31, 2015, the aggregate notional amount of the Company's outstanding foreign currency forward and swap contracts was $3.6 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	2,038,000	—	$327,916	$—
HUF	16,064,000	—	58,340	—
ILS	110,200	—	27,786	—
MXN	1,706,500	275,000	112,366	18,108
MYR	285,000	33,000	77,341	8,955
SGD	27,700	—	20,234	—
RON	88,300	—	21,768	—
Other	N/A	N/A	47,774	7,837

			693,525	34,900
Other Forward/Swap Contracts
BRL	—	534,000	—	165,330
CAD	168,467	165,795	134,286	131,992
CNY	760,113	—	120,710	—
EUR	553,629	758,846	606,019	831,531
GBP	32,794	61,161	48,840	91,283
MXN	1,306,400	793,212	86,021	52,228
MYR	237,837	39,200	64,542	10,638
SEK	411,292	707,248	48,065	83,294
Other	N/A	N/A	219,114	178,321

			1,327,597	1,544,617

Total Notional Contract Value in USD			$2,021,122	$1,579,517

        As of March 31, 2015 and 2014, the fair value of the Company's short-term foreign currency contracts was not material and included in other current assets or other current liabilities, as applicable, in the consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company's exposure to monetary assets and liabilities denominated in non-functional currencies and are not accounted for as hedges under the accounting standards. Accordingly, changes in fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the consolidated statements of operations. As of March 31, 2015 and 2014, the Company also has included net deferred losses, in accumulated other comprehensive loss, a component of shareholders' equity in the consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. These deferred losses totaled $17.3 million as of March 31, 2015, and are expected to be recognized primarily as a component of cost of sales in the consolidated statement of operations over the next twelve month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal years presented and are included as a component of interest and other, net in the consolidated statements of operations.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FINANCIAL INSTRUMENTS (Continued)

        The following table presents the fair value of the Company's derivative instruments utilized for foreign currency risk management purposes at March 31, 2015 and 2014:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2015	March 31, 2014	Balance Sheet Location	March 31, 2015	March 31, 2014
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$2,896	$3,464	Other current liabilities	$19,729	$10,457
Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$22,933	$4,722	Other current liabilities	$11,328	$6,949

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

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

        The changes in accumulated other comprehensive loss by component, net of tax, during fiscal years ended March 31, 2015 and 2014 are as follows:

	Fiscal Year Ended March 31, 2015
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(32,849)	$(93,307)	$(126,156)
Other comprehensive loss before reclassifications	(76,470)	(9,318)	(85,788)
Net (gains) losses reclassified from accumulated other comprehensive loss	41,053	(9,614)	31,439

Net current-period other comprehensive loss	(35,417)	(18,932)	(54,349)

Ending balance	$(68,266)	$(112,239)	$(180,505)

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

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

        Net losses reclassified from accumulated other comprehensive loss during the fiscal year 2015 relating to derivative instruments and other includes $36.2 million attributable to the Company's cash flow hedge instruments which were recognized as a component of cost of sales in the condensed consolidated statement of operations.

        During fiscal year 2015, the Company recognized a loss of $11.0 million in connection with the disposition of a manufacturing facility in Western Europe. This loss includes the settlement of unrealized losses of $4.2 million on an insignificant defined benefit plan associated with the disposed facility offset by the release of cumulative foreign currency translation gains of $9.3 million, both of which have been reclassified from accumulated other comprehensive loss during the period. The loss on sale is included in other charges (income), net in the condensed consolidated statement of operations.

10. TRADE RECEIVABLES SECURITIZATION

        The Company sells trade receivables under two asset-backed securitization programs and an accounts receivable factoring program.

Asset-Backed Securitization Programs

        The Company continuously sells designated pools of trade receivables under its Global Asset-Backed Securitization Agreement (the "Global Program") and its North American Asset-Backed Securitization Agreement (the "North American Program," collectively, the "ABS Programs") to affiliated special purpose entities, each of which in turn sells 100% of the receivables to unaffiliated financial institutions. These programs allow the operating subsidiaries to receive a cash payment and a deferred purchase price receivable for sold receivables. Following the transfer of the receivables to the special purpose entities, the transferred receivables are isolated from the Company and its affiliates, and upon the sale of the receivables from the special purpose entities to the unaffiliated financial institutions effective control of the transferred receivables is passed to the unaffiliated financial institutions, which has the right to pledge or sell the receivables. Although the special purpose entities are consolidated by the Company, they are separate corporate entities and their assets are available first to satisfy the claims of their creditors. The investment limits set by the financial institutions are $550.0 million for the Global Program and $225.0 million for the North American Program. Both programs require a minimum level of deferred purchase price receivable to be retained by the Company in connection with the sales.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. TRADE RECEIVABLES SECURITIZATION (Continued)

        The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.1% to 0.5% of serviced receivables per annum. Servicing fees recognized during the fiscal years ended March 31, 2015, 2014 and 2013 were not material and are included in interest and other, net within the consolidated statements of operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized.

        As of March 31, 2015 and 2014, the accounts receivable balances that were sold under the ABS Programs were removed from the consolidated balance sheets and the net cash proceeds received by the Company during fiscal years ended March 31, 2015, 2014 and 2013 were included as cash provided by operating activities in the consolidated statements of cash flows.

        As of March 31, 2015, approximately $1.3 billion of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds of $740.7 million and deferred purchase price receivables of $600.7 million. As of March 31, 2014, approximately $1.2 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $729.3 million and deferred purchase price receivables of $470.9 million. The portion of the purchase price for the receivables which is not paid by the unaffiliated financial institutions in cash is a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in other current assets as of March 31, 2015 and 2014, and were carried at the expected recovery amount of the related receivables. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a loss on sale of the related receivables and recorded in interest and other, net in the consolidated statements of operations; such amounts were $7.1 million for both fiscal years ended March 31, 2015 and 2014, and $7.2 million for the fiscal year ended March 31, 2013.

        For the fiscal years ended March 31, 2015, 2014 and 2013, cash flows from sales of receivables under the ABS Programs consisted of approximately $4.3 billion, $4.2 billion and $3.5 billion, respectively for transfers of receivables (of which approximately $0.3 billion, $0.4 billion and $0.7 billion, respectively represented new transfers and the remainder proceeds from collections reinvested in revolving period transfers).

        The following table summarizes the activity in the deferred purchase price receivables account during the fiscal years ended March 31, 2015 and 2014:

	As of March 31,
	2015	2014
	(In thousands)
Beginning balance	$470,908	$412,357
Transfers of receivables	3,599,768	3,778,420
Collections	(3,470,004)	(3,719,869)

Ending balance	$600,672	$470,908

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. TRADE RECEIVABLES SECURITIZATION (Continued)

Trade Accounts Receivable Sale Programs

        The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected was approximately $485.6 million and $341.8 million as of March 31, 2015 and 2014, respectively. For the years ended March 31, 2015, 2014 and 2013, total accounts receivables sold to certain third party banking institutions was approximately $4.2 billion, $3.4 billion and $1.1 billion, respectively. The receivables that were sold were removed from the consolidated balance sheets and were reflected as cash provided by operating activities in the consolidated statements of cash flows.

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

          Level 2—Applies to assets or liabilities for which there are inputs other than quoted prices included within level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets) such as cash and cash equivalents and money market funds; or model- derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

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

        The Company accrues for contingent consideration in connection with its business acquisitions as applicable, which is measured at fair value based on certain internal models and inputs. During fiscal year 2015, the Company paid $11.3 million of contingent consideration related to the acquisition of Saturn Electronics and Engineering Inc. The following table summarizes the activities related to contingent consideration:

	As of March 31,
	2015	2014
	(In thousands)
Beginning balance	$11,300	$25,000
Additions to accrual	4,500	—
Payments	(11,300)	—
Fair value adjustments	—	(13,700)

Ending balance	$4,500	$11,300

        The Company values deferred purchase price receivables relating to its Asset-Backed Securitization Program based on a discounted cash flow analysis using unobservable inputs (i.e. level 3 inputs), which are primarily risk free interest rates adjusted for the credit quality of the underlying creditor. Due to its high credit quality and short term maturity, their fair value approximates carrying value. Significant increases in either of the significant unobservable inputs (credit spread or risk free interest rate) in isolation would result in lower fair value estimates, however the impact is insignificant. The interrelationship between these inputs is also insignificant. Refer to note 10 for a reconciliation of the change in the deferred purchase price receivable.

        There were no transfers between levels in the fair value hierarchy during fiscal years 2015 and 2014.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES (Continued)

Financial Instruments Measured at Fair Value on a Recurring Basis

        The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and 2014:

	Fair Value Measurements as of March 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (Note 2)	$—	$674,859	$—	$674,859
Deferred purchase price receivable (Note 10)	—	—	600,672	600,672
Foreign exchange forward contracts (Note 8)	—	25,829	—	25,829
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	9,068	37,041	—	46,109
Liabilities:
Foreign exchange forward contracts (Note 8)	$—	$(31,057)	$—	$(31,057)
Contingent consideration in connection with acquistions	—	—	(4,500)	(4,500)

	Fair Value Measurements as of March 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (Note 2)	$—	$552,928	$—	$552,928
Deferred purchase price receivable (Note 10)	—	—	470,908	470,908
Foreign exchange forward contracts (Note 8)	—	8,186	—	8,186
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	9,456	36,751	—	46,207
Liabilities:
Foreign exchange forward contracts (Note 8)	$—	$(17,406)	$—	$(17,406)
Contingent consideration in connection with acquistions	—	—	(11,300)	(11,300)

Assets Measured at Fair Value on a Nonrecurring Basis

        The Company has certain long-lived assets that are measured at fair value on a nonrecurring basis, and are as follows:

	Fair Value Measurements as of March 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Assets held for sale	$—	$43,504	$—	$43,504

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES (Continued)

Assets held for sale

        Assets held for sale are recorded at the lesser of the carrying value or fair value, which is based on comparable sales from prevailing market data (level 2 inputs). These assets primarily represent manufacturing facilities that have been closed as part of the Company's historical facility consolidations and that met the criteria to be classified as held for sale. During fiscal year 2014, the Company transferred $59.4 million assets to assets held for sale, and expected to sell these within a period of twelve months. Disposals of assets held for sale totaled $41.5 million and $24.5 million during fiscal year 2015 and 2014, respectively, which resulted in a gain of $12.1 million and $9.2 million, respectively, and was included as a component of cost of sales in the consolidated statement of operations. No impairment charges were recorded for assets held for sale during fiscal year 2015. Impairment charges during fiscal year 2014 were not significant for assets that were no longer in use and held for sale. Assets held for sale as of the 2015 fiscal year end were not significant.

        There were no material fair value adjustments or other transfers between levels in the fair value hierarchy for these long-lived assets during the fiscal years 2015 and 2014.

Other financial instruments

        The following table presents the Company's liabilities not carried at fair value as at March 31, 2015 and 2014:

	As of March 31, 2015		As of March 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)		(In thousands)
Term Loan, including current portion, due in installments through August 2018	$592,500	$582,131	$600,000	$591,750	Level 1
Term Loan, including current portion, due in installments through March 2019	475,000	465,500	500,000	497,190	Level 1
4.625% Notes due February 2020	500,000	523,750	500,000	504,688	Level 1
5.000% Notes due February 2023	500,000	543,150	500,000	517,650	Level 1

Total	$2,067,500	$2,114,531	$2,100,000	$2,111,278

        All of the above debts are valued based on broker trading prices in active markets.

12. COMMITMENTS AND CONTINGENCIES

Commitments

        As of March 31, 2015 and 2014, the gross carrying amount and associated accumulated depreciation of the Company's property and equipment financed under capital leases, and the related obligations was not material. The Company also leases certain of its facilities and equipment under

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

non-cancelable operating leases. These operating leases expire in various years through 2028 and require the following minimum lease payments:

Fiscal Year Ending March 31,	Operating Lease
(In thousands)
2016	$115,695
2017	91,272
2018	80,555
2019	65,780
2020	57,366
Thereafter	163,393

Total minimum lease payments	$574,061

        Total rent expense amounted to $133.1 million, $150.1 million and $138.8 million in fiscal years 2015, 2014 and 2013, respectively.

Litigation and other legal matters

        On December 11, 2013, Xilinx, Inc. (plaintiff) filed a lawsuit in Santa Clara County, California, Superior Court against Flextronics International Ltd.; Flextronics International USA, Inc.; and Flextronics Corporation (Case No. 113CV257431). The complaint asserts various claims, including fraud, negligent misrepresentation, breach of contract, and unfair competition, based on specific alleged incidents concerning our purchases and sales of Xilinx products. The plaintiff seeks an unspecified amount of compensatory, statutory, punitive, and other forms of damages, injunctive relief, and attorneys' fees and costs. The plaintiff also seeks a jury trial. On June 25, 2014, the Company filed motions for demurrer and to strike asking the court to dismiss the claims against itself. The court held a hearing on March 18, 2015 on the Company's motion for demurrer and to strike Xilinx's complaint. On March 26, 2015, the court granted the Company's motion, rejecting most of Xilinx's complaint, but allowing Xilinx the opportunity to file an amended complaint by April 25, 2015. Xilinx filed its amended complaint on April 27, 2015, and the Company's response is due May 29, 2015. Discovery is ongoing. Although the outcome of this matter is currently not determinable, management expects that any losses that are probable or reasonably possible of being incurred as a result of this matter, which are in excess of amounts already accrued in the Company's consolidated balance sheets, would not be material to the financial statements.

        During the fourth quarter of fiscal 2014, one of our Brazilian subsidiaries received an assessment for certain sales and import taxes. The tax assessment notice is for nine months of calendar year 2010. This assessment is in the second stage of the review process at the administrative level, and we plan to continue to vigorously oppose it as well as any future assessments. We are, however, unable to determine the likelihood of an unfavorable outcome of these assessments against our Brazilian subsidiary. While we believe there is no legal basis for the alleged liabilities, due to the complexities and uncertainty surrounding the administrative-review and judicial processes in Brazil and the nature of the claims, we are unable to reasonably estimate a range of loss, if any. We do not expect final judicial determination on these claims for several years.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

        During fiscal year 2015, one of our non-operating Brazilian subsidiaries received an assessment of approximately $100 million related to income and social contribution taxes, interest and penalties. The Company believes there is no legal basis for the assessment and expects that any losses are remote. The Company plans to vigorously defend itself through the administrative and judicial processes.

        In addition, from time to time, the Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Although the outcome of these matters is currently not determinable, management expects that any losses that are probable or reasonably possible of being incurred as a result of these matters, which are in excess of amounts already accrued in the Company's consolidated balance sheet, would not be material to the financial statements as a whole.

13. INCOME TAXES

        The domestic (Singapore) and foreign components of income from continuing operations before income taxes were comprised of the following:

	Fiscal Year Ended March 31,
	2015	2014	2013
	(In thousands)
Domestic	$67,482	$314,639	$170,071
Foreign	603,173	85,815	158,744

Total	$670,655	$400,454	$328,815

        The provision for income taxes from continuing operations consisted of the following:

	Fiscal Year Ended March 31,
	2015	2014	2013
	(In thousands)
Current:
Domestic	$87	$(681)	$680
Foreign	129,863	73,992	60,466

	129,950	73,311	61,146
Deferred:
Domestic	(4,734)	9	(1,187)
Foreign	(55,362)	(38,460)	(33,646)

	(60,096)	(38,451)	(34,833)

Provision for income taxes	$69,854	$34,860	$26,313

        The domestic statutory income tax rate was approximately 17.0% in fiscal years 2015, 2014 and 2013. The reconciliation of the income tax expense from continuing operations expected based on

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

domestic statutory income tax rates to the expense for income taxes included in the consolidated statements of operations is as follows:

	Fiscal Year Ended March 31,
	2015	2014	2013
	(In thousands)
Income taxes based on domestic statutory rates	$114,011	$68,077	$55,899
Effect of tax rate differential	(80,842)	(68,654)	(120,785)
Intangible amortization	5,143	4,750	4,881
Change in liability for uncertain tax positions	29,729	(2,178)	15,268
Change in valuation allowance	2,495	26,838	68,596
Other	(682)	6,027	2,454

Provision for income taxes	$69,854	$34,860	$26,313

        A number of countries in which the Company is located allow for tax holidays or provide other tax incentives to attract and retain business. In general, these holidays were secured based on the nature, size and location of the Company's operations. The aggregate dollar effect on the Company's income resulting from tax holidays and tax incentives to attract and retain business for the fiscal years ended March 31, 2015, 2014 and 2013 was $9.8 million, $15.2 million and $22.6 million, respectively. The effect on basic earnings per share was $0.02 for both fiscal years ended March 31, 2015 and 2014, and $0.03 for the fiscal year ended March 31, 2013. The effect on diluted earnings per share was $0.02 for both fiscal years ended March 31, 2015 and 2014, and $0.03 for the fiscal year ended March 31, 2013. Unless extended or otherwise renegotiated, the Company's existing holidays will expire in the fiscal years ending March 31, 2016 through fiscal year 2022.

        Under its territorial tax system, Singapore generally does not tax foreign sourced income until repatriated to Singapore. The Company has included the effects of Singapore's territorial tax system in the rate differential line above. The tax effect of foreign income not repatriated to Singapore for the fiscal years 2014 and 2013 were $51.5 million and $26.7 million, respectively. Due to the lack of sufficient foreign source income, tax effect for the fiscal year 2015 was zero.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        The components of deferred income taxes are as follows:

	As of March 31,
	2015	2014
	(In thousands)
Deferred tax liabilities:
Fixed assets	$(73,327)	$(76,524)
Others	(44,603)	(54,900)

Total deferred tax liabilities	(117,930)	(131,424)

Deferred tax assets:
Fixed assets	80,370	80,801
Intangible assets	28,954	62,951
Deferred compensation	13,618	10,263
Inventory valuation	11,864	9,255
Provision for doubtful accounts	3,149	3,558
Net operating loss and other carryforwards	2,394,456	2,613,095
Others	264,781	201,906

	2,797,192	2,981,829
Valuation allowances	(2,521,763)	(2,749,040)

Net deferred tax assets, net of valuation allowance	275,429	232,789

Net deferred tax asset	$157,499	$101,365

The net deferred tax asset is classified as follows:
Current asset (classified as other current assets)	$63,910	$13,522
Long-term asset (classified as other assets)	211,519	219,267
Long-term liability (classified as other liabilities)	(117,930)	(131,424)

Total	$157,499	$101,365

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

        The Company has recorded deferred tax assets of approximately $2.4 billion related to tax losses and other carryforwards against which the Company has recorded a valuation allowance for all but

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

$45.4 million of the deferred tax assets. These tax losses and other carryforwards, on a tax return basis, will expire at various dates as follows:

Expiration dates of deferred tax assets related to operating losses and other carryforwards
(In thousands)
2016 - 2021	$344,790
2022 - 2027	939,453
2028 and post	660,072
Indefinite	482,527

$2,426,842

        The amount of deferred tax assets considered realizable, however, could be reduced or increased in the near-term if facts, including the amount of taxable income or the mix of taxable income between subsidiaries, differ from management's estimates.

        The Company does not provide for income taxes on approximately $800.0 million of undistributed earnings of its subsidiaries which are considered to be indefinitely reinvested outside of Singapore as management has plans for the use of such earnings to fund certain activities outside of Singapore. Determination of the amount of the unrecognized deferred tax liability on these undistributed earnings is not practicable. During the fiscal year 2015, we changed our intent with regard to the indefinite reinvestment of foreign earnings from certain of our Chinese subsidiaries which are scheduled to be de-registered or liquidated in the near future. As a result, we provided for applicable foreign withholding taxes on $145.9 million of undistributed foreign earnings for 2015 and prior years, and recorded a deferred tax liability of approximately $12.6 million.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended March 31,
	2015	2014
	(In thousands)
Balance, beginning of fiscal year	$243,864	$230,018
Additions based on tax position related to the current year	27,048	16,823
Additions for tax positions of prior years	24,354	36,689
Reductions for tax positions of prior years	(16,388)	(19,755)
Reductions related to lapse of applicable statute of limitations	(11,891)	(10,261)
Settlements	(24,049)	(8,964)
Impact from foreign exchange rates fluctuation	(20,565)	(686)

Balance, end of fiscal year	$222,373	$243,864

        The Company's unrecognized tax benefits are subject to change over the next twelve months primarily as a result of the expiration of certain statutes of limitations and as audits are settled. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by an estimated range of $25 million to $52 million within the next twelve months primarily due to potential settlements of various audits and the expiration of certain statutes of limitations.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        The Company and its subsidiaries file federal, state, and local income tax returns in multiple jurisdictions around the world. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2005.

        Of the $222.4 million of unrecognized tax benefits at March 31, 2015, $186.8 million will affect the annual effective tax rate if the benefits are eventually recognized. The amount that does not impact the effective tax rate relates to positions that would be settled with a tax loss carryforward previously subject to a valuation allowance.

        The Company recognizes interest and penalties accrued related to unrecognized tax benefits within the Company's tax expense. During the fiscal years ended March 31, 2015, 2014 and 2013, the Company recognized interest and penalties of approximately $2.5 million and $8.4 million and $5.1 million, respectively. The Company had approximately $17.0 million, $15.6 million and $11.9 million accrued for the payment of interest and penalties as of the fiscal years ended March 31, 2015, 2014 and 2013, respectively.

14. RESTRUCTURING CHARGES

        The Company initiated certain restructuring activities during fiscal years 2014 and 2013 intended to improve its operational efficiencies by reducing excess workforce and capacity and realign the corporate cost structure. There were no material restructuring activities during fiscal year 2015. Restructuring charges are recorded based upon employee termination dates, site closure and consolidation plans generally in conjunction with an overall corporate initiative to drive cost reduction and realign the Company's global footprint.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. RESTRUCTURING CHARGES (Continued)

        The components of the restructuring charges by geographic region incurred in fiscal year 2014 are as follows:

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

  Fiscal Year 2013

        During the fiscal year ended March 31, 2013, the Company recognized restructuring charges of approximately $227.4 million, of which $110.1 million was associated with the terminations of 9,138 identified employees. The identified employee terminations by reportable geographic region amounted to approximately 4,467, 2,282, and 2,389 for Asia, the Americas and Europe, respectively. The costs associated with these restructuring activities include employee severance, other personnel costs, non-cash impairment charges on facilities and equipment that are not recoverable through future cash flows

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. RESTRUCTURING CHARGES (Continued)

or are no longer in use and are to be disposed of, and other exit related costs due to facility closures or rationalizations. Pre-tax restructuring charges comprised $123.0 million of cash charges predominantly related to employee severance costs and $104.4 million of non-cash charges primarily related to asset impairment and other exit charges. The activities associated with these charges were completed by the first quarter of fiscal year 2014.

        The components of the restructuring charges by geographic region incurred in fiscal year 2013 are as follows:

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

        The following table summarizes the provisions, respective payments, and remaining accrued balance as of March 31, 2015 for charges incurred in fiscal years 2015, 2014, 2013 and prior periods:

	Severance	Long-Lived Asset Impairment	Other Exit Costs	Total
	(In thousands)
Balance as of March 31, 2012	$4,620	$—	$8,067	$12,687
Provision for charges incurred in fiscal year 2013	110,110	69,453	47,871	227,434
Cash payments for charges incurred in fiscal year 2013	(28,586)	—	(3,832)	(32,418)
Cash payments for charges incurred in fiscal year 2010 and prior	(2,455)	—	(2,902)	(5,357)
Non-cash charges incurred in fiscal year 2013	—	(69,453)	(34,993)	(104,446)

Balance as of March 31, 2013	83,689	—	14,211	97,900
Provision for charges incurred in fiscal year 2014	66,718	1,900	6,693	75,311
Cash payments for charges incurred in fiscal year 2014	(40,273)	—	(4,296)	(44,569)
Cash payments for charges incurred in fiscal year 2013	(71,470)	—	(8,755)	(80,225)
Cash payments for charges incurred in fiscal year 2010 and prior	(2,171)	—	(1,950)	(4,121)
Non-cash charges incurred in fiscal year 2014	—	(1,900)	—	(1,900)

Balance as of March 31, 2014	36,493	—	5,903	42,396
Cash payments for charges incurred in fiscal year 2014	(18,558)	—	(2,212)	(20,770)
Cash payments for charges incurred in fiscal year 2013	(4,560)	—	(1,685)	(6,245)
Cash payments for charges incurred in fiscal year 2010 and prior	(12)	—	(312)	(324)

Balance as of March 31, 2015	13,363	—	1,694	15,057
Less: Current portion (classified as other current liabilities)	3,078	—	390	3,468

Accrued restructuring costs, net of current portion (classified as other liabilities)	$10,285	$—	$1,304	$11,589

15. OTHER CHARGES (INCOME), NET

        During fiscal year 2015, an amendment to a customer contract to reimburse a customer for certain performance provisions was executed which included the removal of a $55.0 million contractual obligation recognized during fiscal year 2014. Accordingly, the Company reversed this charge with a corresponding credit to other charges (income), net in the consolidated statement of operations. Additionally, during fiscal year 2015, the Company recognized a loss of $11.0 million in connection with the disposition of a manufacturing facility in Western Europe. The Company received $11.5 million in cash for the sale of $27.2 million in net assets of the facility. The loss also includes $4.6 million of estimated transaction costs, partially offset by a gain of $9.3 million for the release of cumulative foreign currency translation gains triggered by the disposition.

        During fiscal year 2014, the Company recognized $55.0 million of other charges for the contractual obligation to reimburse a customer for certain performance provisions as described above. Additionally,

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. OTHER CHARGES (INCOME), NET (Continued)

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

16. INTEREST AND OTHER, NET

        For the fiscal years ended March 31, 2015, 2014 and 2013, the Company recognized interest income of $18.7 million, $17.6 million and $20.0 million.

        For the fiscal years ended March 31, 2015, 2014 and 2013, the Company recognized interest expense of $76.4 million, $79.9 million and $68.9 million, respectively, on its debt obligations outstanding during the period.

        For the fiscal years ended March 31, 2015, 2014 and 2013, the Company recognized gains on foreign exchange transactions of $19.7 million, $11.8 million and $19.9 million, respectively.

17. BUSINESS AND ASSET ACQUISITIONS

  Business Acquisitions

        The business and asset acquisitions described below were accounted for using the purchase method of accounting, and accordingly, the fair value of the net assets acquired and the results of the acquired businesses were included in the Company's consolidated financial statements from the acquisition dates forward. The Company has not finalized the allocation of the consideration for certain of its recently completed acquisitions and generally expects to complete these allocations within one year of the respective acquisition dates.

Fiscal year 2015 business acquisitions

        During the fiscal year 2015, the Company completed four acquisitions that were not individually, nor in the aggregate, significant to the consolidated financial position, results of operations and cash flows of the Company. All of the acquired businesses expanded the Company's capabilities in the medical devices market, particularly precision plastics, within the HRS business group. The Company paid $52.7 million net of $5.9 million of cash held by the acquired businesses, and recorded an accrual of $4.5 million for contingent consideration relating to one of the acquisitions. The Company primarily acquired $29.4 million of current assets, $9.0 million of property and equipment, recorded goodwill of $35.8 million and intangibles of $16.1 million, and assumed certain liabilities relating to payables and debt in connection with these acquisitions. The results of operations were included in the Company's consolidated financial results beginning on the date of these acquisitions. Pro-forma results of operations for these acquisitions have not been presented because the effects of the acquisitions were immaterial to the Company's consolidated financial results for all periods presented. The Company also paid $7.5 million as a deposit to acquire another business expected to close in fiscal year 2016, which is included in other assets.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. BUSINESS AND ASSET ACQUISITIONS (Continued)

Fiscal year 2014 business acquisitions

Acquisition of Motorola Mobility LLC from Google

        On April 16, 2013, the Company completed the acquisition of certain manufacturing operations from Google's Motorola Mobility LLC. The Company also entered into a manufacturing and services agreement with Motorola Mobility for mobile devices in conjunction with this acquisition. This acquisition expanded the Company's relationship with Google's Motorola Mobility and the Company's capabilities in the mobile devices market, within the CTG business group. The results of operations were included in the Company's consolidated financial results beginning on the date of acquisition. Revenues were approximately 11.5% of total revenue for the fiscal year ended March 31, 2014. Income before tax of the acquired operations for the fiscal year ended March 31, 2014 was not significant to the consolidated financial results of the Company. On a pro forma basis, the estimated increase to our previously reported revenue amounts to reflect the acquisition of this business as of the first day of the prior comparative period is $3.3 billion for the year-ended March 31, 2013, and operating results for the same period was immaterial.

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

Acquisition of Riwisa AG

        On November 4, 2013, the Company acquired all of the outstanding shares of Riwisa AG, a company registered in Switzerland for total cash consideration of $44.0 million, net of cash acquired

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. BUSINESS AND ASSET ACQUISITIONS (Continued)

amounting to $9.4 million. This acquisition expanded the Company's capabilities in the medical devices market, particularly precision plastics within the HRS business group. The Company primarily acquired inventory, property and equipment and assumed certain liabilities relating to payables and debt. The results of operations were included in the Company's consolidated financial results beginning on the date of acquisition. Proforma results of operations for this acquisition have not been presented because the effects of the acquisition were not material to the Company's consolidated financial results.

        The initial allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. During fiscal year 2014 the Company recorded $22.7 million as intangible assets and $18.5 million as goodwill based on a preliminary assessment of fair value of assets acquired and liabilities assumed. During fiscal year 2015, the Company further adjusted the purchase allocation for the acquisition resulting in a $2.6 million increase in the total cash consideration from $44.0 million to $46.6 million, and an $8.7 million fair value adjustment for assets acquired, increasing total goodwill to $27.2 million. Intangible assets are comprised of customer-relationships of $15.8 million amortized over a period of 10 years and developed technology and trade names of $6.9 million amortized over a period of 7 years.

Other business acquisitions

        Further, during fiscal year 2014, the Company completed two other acquisitions for total cash consideration of $15.1 million. Neither of these acquisitions were significant to the Company's consolidated financial position, results of operations and cash flows. These businesses expanded the Company's capabilities primarily in manufacturing operations for precision plastics, components and molds. The Company acquired primarily property and equipment and inventory and recorded goodwill amounting to $5.0 million in connection with these acquisitions. The results of operations were included in the Company's consolidated financial results beginning on the dates of these acquisitions. Proforma results of operations for these acquisitions have not been presented because the effects of the acquisitions were immaterial to the Company's consolidated financial results. Additionally, transaction costs related to all acquisitions completed during the periods presented were immaterial to the Company's financial results.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. BUSINESS AND ASSET ACQUISITIONS (Continued)

Fiscal year 2013 business acquisitions

Acquisition of Saturn Electronics and Engineering Inc.

        During the fiscal year 2013, the Company completed its acquisition of all outstanding common stock of Saturn Electronics and Engineering, Inc. ("Saturn"), a supplier of electronics manufacturing services, solenoids and wiring for the automotive, appliance, consumer, energy and industrial markets. The acquisition of Saturn broadened the Company's service offering and strengthened its capabilities in the automotive and consumer electronics businesses within the HRS business group. The results of operations were included in the Company's consolidated financial results beginning on the date of acquisition which amounted to approximately $100.9 million in revenue for the year ended March 31, 2013. Net income of the acquired business during the fiscal year ended March 31, 2013 was not significant to the consolidated operating results of the Company.

        The initial cash consideration for this acquisition amounted to $193.7 million with up to an additional $15.0 million of estimated potential contingent consideration, for a total purchase consideration of $208.7 million. During fiscal year 2015, the Company paid $11.3 million to settle all remaining contingent consideration.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. BUSINESS AND ASSET ACQUISITIONS (Continued)

        The intangible assets of $57.2 million is comprised of customer-relationships of $46.4 million and developed technology amounting to $10.8 million. Customer relationships are amortized over an estimated useful life of 5 years and developed technology is amortized over an estimated useful life of 7 years.

  Other business acquisitions

        Additionally, during the fiscal year 2013, the Company completed three other acquisitions that were not individually, nor in the aggregate, significant to the Company's consolidated financial position, results of operations and cash flows. The total consideration, which was paid in cash for these acquisitions, and earn outs related to certain prior period acquisitions amounted to $72.7 million. The total amount of cash acquired from these acquisitions amounted to $80.1 million, resulting in net cash of $7.4 million acquired from these acquisitions during the fiscal year ended 2013. One of the acquired businesses expanded the Company's capabilities primarily in the medical and defense markets; another acquired business supports the hardware product manufacturing needs of an existing customer in the technology industry; and the other acquired business expanded the Company's capabilities primarily in the LED design and manufacturing market. The Company primarily acquired cash, inventory and certain other manufacturing assets, and recorded goodwill of $61.9 million in connection with these acquisitions. The aggregate results of operations for these acquisitions were included in the Company's consolidated financial results beginning on the dates of acquisition which amounted to approximately $231.3 million in revenue for the fiscal year ended March 31, 2013. Operating results of these acquisitions during the fiscal year ended March 31, 2013 was not significant, individually or in the aggregate, to the consolidated operating results of the Company.

        In connection with one of the acquired businesses, the Company entered into an agreement with an existing customer and a third party banking institution to procure certain manufacturing equipment that was financed by the third party banking institution, acting as an agent of the customer. The manufacturing equipment was used exclusively for the benefit of this customer. The Company has the ability to settle the obligation related to these financed assets by returning the equipment to the customer and cannot be required to pay cash by either the customer or the third party banking institution. During fiscal year 2015, the Company ceased manufacturing of the product related to the financed equipment. As a result, pursuant an agreement with the customer, the Company as an agent on behalf of the customer is in the process of dispositioning the equipment via sales to third parties and forwarding the proceeds to the third party banking institution reducing the outstanding obligation. Accordingly, the value of the equipment financed by the third party banking institution decreased to $169.2 million from $267.5 million as of March 31, 2015 and 2014, respectively, and has been included in other current assets. The outstanding balance due to the third party banking institution related to the financed equipment correspondingly decreased to $197.7 million from $286.5 million as of March 31, 2015 and 2014, respectively, and has been included in other current liabilities. The cash inflows from the sale of the manufacturing equipment originally purchased on behalf of the customer and financed by the third party banking institution amounting to $79.7 million have been included in other investing cash flows for the fiscal year ended March 31, 2015. The cash outflows relating to the purchase of the manufacturing equipment by the Company on behalf of the customer amounting to $37.3 million and $115.3 million have also been included in other investing cash flows for the fiscal years ended March 31, 2014 and 2013, respectively. The cash outflows to repay the third party banking institution on behalf of the customer upon cessation of manufacturing operations amounting to $88.8

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. BUSINESS AND ASSET ACQUISITIONS (Continued)

million have been included in cash flows from other financing activities during the fiscal year ended March 31, 2015. Net cash inflows amounting to $13.5 million and $101.9 million relating to the funding of these assets by the financial institution on behalf of the customer have been included in cash flows from other financing activities during the fiscal years ended March 31, 2014 and 2013, respectively.

Acquisition of Mirror Controls International

        On April 29, 2015, the Company announced that it has entered into a definitive agreement to acquire Mirror Controls International (MCi) from private equity firm Egeria in an all cash transaction valuing its share capital at approximately $500.0 million. The transaction is expected to close in the second quarter of fiscal year 2016 and will be included as part of our HRS business group. A preliminary purchase price allocation is not yet available for this acquisition.

18. SHARE REPURCHASE PLAN

        During fiscal year 2015, the Company repurchased approximately 39.0 million shares for an aggregate purchase value of approximately $421.7 million under two separate repurchase plans as further discussed below.

        During the second quarter of fiscal year 2015, the Company repurchased the entire remaining amount under a prior share repurchase plan that was approved by the Company's Board of Directors on July 24, 2013 and the Company's shareholders at the 2013 Extraordinary General Meeting held on July 29, 2013, or approximately 15.9 million shares for an aggregate purchase value of approximately $160.1 million, and retired all of these shares.

        Under the Company's current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $500 million in accordance with the share repurchase mandate approved by the Company's shareholders at the date of the most recent Extraordinary General Meeting held on August 28, 2014. During fiscal year 2015, the Company repurchased approximately 23.0 million shares for an aggregate purchase value of approximately $261.6 million under this plan, including amounts accrued but not paid, and retired all of these shares. As of March 31, 2015, shares in the aggregate amount of $238.4 million were available to be repurchased under the current Board authorization.

19. SEGMENT REPORTING

        Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker ("CODM"), or a decision making group, in deciding how to allocate resources and in assessing performance. Resource allocation decisions and the Company's performance are assessed by its Chief Executive Officer ("CEO"), with support from his direct staff who oversee certain operations of the business, collectively identified as the CODM or the decision making group.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SEGMENT REPORTING (Continued)

        During the fourth quarter of fiscal year 2015, the Company reassessed its conclusion around what constitutes the CODM for the Company. It was concluded that the CODM group is collectively the CEO, as supported by his direct staff who oversee the operations of the Company's four business groups. Based on this reassessment, the Company concluded it has four reportable operating segments which are aligned to its four business groups: HRS, CTG, IEI, and INS. These segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the CODM. These segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics. Refer to note 1 to the financial statements for a description of the various product categories manufactured under each of these segments.

        An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, restructuring charges, other charges (income), net and interest and other, net.

        A portion of amortization and depreciation is allocated to the respective segment together with other general corporate research and development and administrative expenses. As property and equipment is not allocated to the segment, amortization and depreciation is not separately reviewed by the CODM group.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SEGMENT REPORTING (Continued)

        Selected financial information by segment is as follows:

	Fiscal Year Ended March 31,
	2015	2014	2013
	(In thousands)
Net sales:
Integrated Network Solutions	$9,191,211	$9,688,023	$9,935,302
Consumer Technology Group	8,940,043	9,357,635	7,036,903
Industrial & Emerging Industries	4,459,351	3,787,838	3,762,508
High Reliability Solutions	3,557,311	3,275,111	2,834,762

	$26,147,916	$26,108,607	$23,569,475

Segment income and reconciliation of income before tax:
Integrated Network Solutions	$257,323	$259,329	$270,270
Consumer Technology Group	218,251	125,171	41,339
Industrial & Emerging Industries	131,956	127,085	157,881
High Reliability Solutions	227,595	221,402	168,166
Corporate and Other	(83,988)	(68,475)	(26,280)

Total segment income	751,137	664,512	611,376
Reconciling items:
Intangible amortization	32,035	28,892	29,529
Stock-based compensation	50,270	40,439	34,529
Restructuring charges	—	75,311	227,434
Other charges (income), net	(53,233)	57,512	(65,190)
Interest and other, net	51,410	61,904	56,259

Income from continuing operations before income taxes	$670,655	$400,454	$328,815

        Asset information on a segment basis is not disclosed as this information is not separately identified and is not internally reported to the Company's CODM.

        Corporate and other primarily includes corporate services costs that are not included in the CODM's assessment of the performance of each of the identified reporting segments.

        Geographic information is as follows:

	Fiscal Year Ended March 31,
	2015		2014		2013
	(In thousands)
Net sales:
Asia	$12,953,004	50%	$13,714,187	53%	$11,743,140	50%
Americas	8,897,868	34%	8,189,414	31%	7,193,063	30%
Europe	4,297,044	16%	4,205,006	16%	4,633,272	20%

	$26,147,916		$26,108,607		$23,569,475

        Revenues are attributable to the country in which the product is manufactured or service is provided.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SEGMENT REPORTING (Continued)

        During fiscal years 2015, 2014 and 2013, net sales generated from Singapore, the principal country of domicile, were approximately $553.4 million, $504.6 million and $551.7 million, respectively.

        During fiscal year 2015, China, Mexico, and the United States accounted for approximately 37%, 13%, and 11% of consolidated net sales, respectively. No other country accounted for more than 10% of net sales in fiscal year 2015.

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

	As of March 31,
	2015		2014
	(In thousands)
Property and equipment, net:
Asia	$997,806	48%	$1,154,467	50%
Americas	782,839	37%	785,753	34%
Europe	311,522	15%	348,436	16%

	$2,092,167		$2,288,656

        As of March 31, 2015 and 2014, property and equipment, net held in Singapore were approximately $19.3 million and $17.0 million, respectively.

        As of March 31, 2015, China, Mexico and the United States accounted for approximately 37%, 17% and 15%, respectively, of property and equipment, net. No other country accounted for more than 10% of property and equipment, net as of March 31, 2015.

        As of March 31, 2014, China, the United States and Mexico accounted for approximately 41%, 16% and 14%, respectively, of consolidated property and equipment, net. No other country accounted for more than 10% of property and equipment, net as of March 31, 2014.

20. DISCONTINUED OPERATIONS

        During fiscal year 2013, the Company finalized the sale of two of its non-core businesses. Total proceeds received from these sales amounted to $27.2 million, net of $1.0 million of cash sold. The Company recognized an aggregate loss of $12.1 million on these sales, which is included in interest and other, net within the results from discontinued operations in fiscal year 2013.

        In accordance with the accounting guidance applicable at the time, these non-core businesses qualify as discontinued operations, and accordingly, the Company has reported the results of operations and financial position of these businesses in discontinued operations within the consolidated statements of operations and the consolidated balance sheets for all periods presented as applicable.

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. DISCONTINUED OPERATIONS (Continued)

        The results from discontinued operations were as follows:

Fiscal Year Ended 2013
(In thousands)
Net sales	$40,593
Cost of sales	42,793

Gross loss	(2,200)
Selling, general and administrative expenses	1,930
Intangibles amortization and impairment	11,000
Interest and other, net	11,280

Loss before income taxes	(26,410)
Benefit from income taxes	(959)

Net loss of discontinued operations	$(25,451)

21. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS

        Flextronics International Ltd. ("Parent") has two tranches of Notes of $500 million each outstanding, which mature on February 15, 2020 and February 15, 2023, respectively. These notes are senior unsecured obligations, and are guaranteed, fully and unconditionally, jointly and severally, on an unsecured basis, by certain of the Company's 100% owned subsidiaries (the "guarantor subsidiaries"). These subsidiary guarantees will terminate upon 1) a sale or other disposition of the guarantor or the sale or disposition of all or substantially all the assets of the guarantor (other than to the Parent or a subsidiary); 2) such guarantor ceasing to be a guarantor or a borrower under the Company's Credit Facility and the Company's Term Loan due 2018; 3) defeasance or discharge of the Notes, as provided in the Notes indenture; or 4) if at any time the notes are rated investment grade.

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

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheets as of March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$608,971	$168,272	$851,165	$—	$1,628,408
Accounts receivable	—	1,193,491	1,144,024	—	2,337,515
Inventories	—	1,729,593	1,759,159	—	3,488,752
Inter company receivable	6,417,410	4,774,526	10,218,788	(21,410,724)	—
Other current assets	8,143	200,476	1,077,606	—	1,286,225

Total current assets	7,034,524	8,066,358	15,050,742	(21,410,724)	8,740,900
Property and equipment, net	—	471,052	1,621,115	—	2,092,167
Goodwill and other intangible assets, net	475	60,782	353,918	—	415,175
Other assets	2,223,402	155,172	2,131,523	(4,092,715)	417,382
Investment in subsidiaries	1,799,956	1,666,759	16,652,951	(20,119,666)	—

Total assets	$11,058,357	$10,420,123	$35,810,249	$(45,623,105)	$11,665,624

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$40,000	$917	$5,245	$—	$46,162
Accounts payable	—	1,772,695	2,788,499	—	4,561,194
Accrued payroll	—	112,692	227,047	—	339,739
Inter company payable	6,559,569	7,309,944	7,541,211	(21,410,724)	—
Other current liabilities	30,553	772,015	1,006,560	—	1,809,128

Total current liabilities	6,630,122	9,968,263	11,568,562	(21,410,724)	6,756,223
Long term liabilities	2,067,421	2,102,483	2,435,962	(4,092,715)	2,513,151
Flextronics International Ltd. shareholders' equity	2,360,814	(1,650,623)	21,770,289	(20,119,666)	2,360,814
Noncontrolling interests	—	—	35,436	—	35,436

Total shareholders' equity	2,360,814	(1,650,623)	21,805,725	(20,119,666)	2,396,250

Total liabilities and shareholders' equity	$11,058,357	$10,420,123	$35,810,249	$(45,623,105)	$11,665,624

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheets as of March 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$638,714	$210,462	$744,552	$—	$1,593,728
Accounts receivable	—	1,229,242	1,468,743	—	2,697,985
Inventories	—	1,705,872	1,893,136	—	3,599,008
Inter company receivable	8,867,520	6,963,002	9,528,158	(25,358,680)	—
Other current assets	246	383,590	1,125,769	—	1,509,605

Total current assets	9,506,480	10,492,168	14,760,358	(25,358,680)	9,400,326
Property and equipment, net	—	490,166	1,798,490	—	2,288,656
Goodwill and other intangible assets, net	775	46,917	329,526	—	377,218
Other assets	2,585,169	120,738	4,692,157	(6,964,114)	433,950
Investment in subsidiaries	3,350,690	758,612	15,995,623	(20,104,925)	—

Total assets	$15,443,114	$11,908,601	$37,576,154	$(52,427,719)	$12,500,150

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$32,500	$60	$15	$—	$32,575
Accounts payable	—	1,614,383	3,133,396	—	4,747,779
Accrued payroll	—	106,046	248,843	—	354,889
Inter company payable	8,607,486	10,126,691	6,624,503	(25,358,680)	—
Other current liabilities	24,868	756,767	1,739,809	—	2,521,444

Total current liabilities	8,664,854	12,603,947	11,746,566	(25,358,680)	7,656,687
Long term liabilities	4,615,210	2,140,985	2,849,703	(6,964,114)	2,641,784
Flextronics International Ltd. shareholders' equity	2,163,050	(2,836,331)	22,941,256	(20,104,925)	2,163,050
Noncontrolling interests	—	—	38,629	—	38,629

Total shareholders' equity	2,163,050	(2,836,331)	22,979,885	(20,104,925)	2,201,679

Total liabilities and shareholders' equity	$15,443,114	$11,908,601	$37,576,154	$(52,427,719)	$12,500,150

Condensed Consolidating Statements of Operations for Fiscal Year Ended March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$17,620,300	$19,669,882	$(11,142,266)	$26,147,916
Cost of sales	—	16,133,224	19,611,618	(11,142,266)	24,602,576
Gross profit	—	1,487,076	58,264	—	1,545,340
Selling, general and administrative expenses	—	233,767	610,706	—	844,473
Intangible amortization	300	2,891	28,844	—	32,035
Interest and other, net	10,086	850,886	(862,795)	—	(1,823)

Income (loss) before income taxes	(10,386)	399,532	281,509	—	670,655
Provision for income taxes	—	14,143	55,711	—	69,854
Equity in earnings in subsidiaries	611,187	(142,451)	467,940	(936,676)	—

Net income	$600,801	$242,938	$693,738	$(936,676)	$600,801

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Operations for Fiscal Year Ended March 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$17,648,879	$21,600,240	$(13,140,512)	$26,108,607
Cost of sales	—	16,225,232	21,525,018	(13,140,512)	24,609,738
Restructuring charges	—	9,609	49,039	—	58,648

Gross profit	—	1,414,038	26,183	—	1,440,221
Selling, general and administrative expenses	—	230,041	644,755	—	874,796
Intangible amortization	300	4,124	24,468	—	28,892
Restructuring charges	800	(271)	16,134	—	16,663
Interest and other, net	(502,028)	864,095	(242,651)	—	119,416

Income (loss) before income taxes	500,928	316,049	(416,523)	—	400,454
Provision for income taxes	52	42,944	(8,136)	—	34,860
Equity in earnings in subsidiaries	(135,282)	(255,941)	369,429	21,794	—

Net income (loss)	$365,594	$17,164	$(38,958)	$21,794	$365,594

Condensed Consolidating Statements of Operations for Fiscal Year Ended March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$15,379,151	$17,033,974	$(8,843,650)	$23,569,475
Cost of sales	—	13,886,798	17,144,245	(8,843,650)	22,187,393
Restructuring charges	—	26,295	189,539	—	215,834

Gross profit	—	1,466,058	(299,810)	—	1,166,248
Selling, general and administrative expenses	—	195,560	609,675	—	805,235
Intangible amortization	300	7,840	21,389	—	29,529
Restructuring charges	—	1,646	9,954	—	11,600
Interest and other, net	(880,051)	702,305	168,815	—	(8,931)

Income (loss) from continuing operations before income taxes	879,751	558,707	(1,109,643)	—	328,815
Provision for income taxes	—	15,396	10,917	—	26,313
Equity in earnings in subsidiaries	(602,700)	(391,748)	591,825	402,623	—

Income from continuing operations	277,051	151,563	(528,735)	402,623	302,502
Loss from discontinued operations, net of tax	—	—	(25,451)	—	(25,451)

Net income (loss)	$277,051	$151,563	$(554,186)	$402,623	$277,051

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Comprehensive Income for Fiscal Year Ended March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income	$600,801	$242,938	$693,738	$(936,676)	$600,801
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(18,932)	256,652	221,418	(478,070)	(18,932)
Unrealized loss on derivative instruments and other, net of zero tax	(35,417)	(33,769)	(35,417)	69,186	(35,417)

Comprehensive income	$546,452	$465,821	$879,739	$(1,345,560)	$546,452

Condensed Consolidating Statements of Comprehensive Income for Fiscal Year Ended March 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$365,594	$17,164	$(38,958)	$21,794	$365,594
Other comprehensive income:
Foreign currency translation adjustments, net of zero tax	(34,683)	(89,282)	(89,635)	178,917	(34,683)
Unrealized loss on derivative instruments and other, net of zero tax	(13,992)	(5,221)	(13,993)	19,214	(13,992)

Comprehensive income (loss)	$316,919	$(77,339)	$(142,586)	$219,925	$316,919

Condensed Consolidating Statements of Comprehensive Income for Fiscal Year Ended March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$277,051	$151,563	$(554,186)	$402,623	$277,051
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(16,289)	5,207	10,377	(15,584)	(16,289)
Unrealized loss on derivative instruments and other, net of zero tax	(20,755)	(15,910)	(20,755)	36,665	(20,755)

Comprehensive income (loss)	$240,007	$140,860	$(564,564)	$423,704	$240,007

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Cash Flows for Fiscal Year Ended March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(73,356)	$448,685	$418,705	$—	$794,034

Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(85,876)	(153,833)	(15)	(239,724)
Acquisition of businesses, net of cash acquired	—	(20,589)	(40,772)	—	(61,361)
Proceeds from divestitures of business, net of cash held in divested business	—	—	(5,493)	—	(5,493)
Investing cash flows from (to) affiliates	(1,703,983)	(2,284,175)	1,178,606	2,809,552	—
Other investing activities, net	(1,500)	(13,821)	79,683	—	64,362

Net cash provided by (used in) investing activities	(1,705,483)	(2,404,461)	1,058,191	2,809,537	(242,216)

Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	303,000	4,737	11,805	—	319,542
Repayments of bank borrowings and long-term debt and capital lease obligations	(335,500)	(3,127)	(5,529)	—	(344,156)
Payments for repurchases of ordinary shares	(415,945)	—	—	—	(415,945)
Proceeds from exercise of stock options	23,497	—	11	—	23,508
Financing cash flows from (to) affiliates	2,420,952	1,914,619	(1,526,034)	(2,809,537)	—
Other financing activities, net	—	—	(98,966)	—	(98,966)

Net cash provided by (used in) financing activities	1,996,004	1,916,229	(1,618,713)	(2,809,537)	(516,017)

Effect of exchange rates on cash and cash equivalents	(246,908)	(2,643)	248,430	—	(1,121)

Net increase (decrease) in cash and cash equivalents	(29,743)	(42,190)	106,613	—	34,680

Cash and cash equivalents, beginning of period	638,714	210,462	744,552	—	1,593,728

Cash and cash equivalents, end of period	$608,971	$168,272	$851,165	$—	$1,628,408

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Cash Flows for Fiscal Year Ended March 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$459,748	$(543,426)	$1,299,587	$551	1,216,460

Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(222,197)	(292,221)	(585)	(515,003)
Acquisition of businesses, net of cash acquired	—	(61,587)	(176,444)	—	(238,031)
Proceeds from divestitures of business, net of cash held in divested business	—	—	4,599	—	4,599
Investing cash flows from (to) affiliates	35,262	(510,168)	(1,790,609)	2,265,515	—
Other investing activities, net	—	(5,342)	(30,155)	—	(35,497)

Net cash provided by (used in) investing activities	35,262	(799,294)	(2,284,830)	2,264,930	(783,932)

Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	1,066,359	277	17	—	1,066,653
Repayments of bank borrowings and long-term debt and capital lease obligations	(492,034)	(525)	(45,021)	—	(537,580)
Payments for early repurchase of long-term debt	(503,423)	(41,417)	—	—	(544,840)
Payments for repurchases of ordinary shares	(475,314)	—	—	—	(475,314)
Proceeds from exercise of stock options	28,140	—	—	—	28,140
Financing cash flows from (to) affiliates	(277,594)	1,365,834	1,177,241	(2,265,481)	—
Other financing activities, net	—	—	52,149	—	52,149

Net cash provided by (used in) financing activities	(653,866)	1,324,169	1,184,386	(2,265,481)	(410,792)

Effect of exchange rates on cash and cash equivalents	57,055	2,641	(74,791)	—	(15,095)

Net increase (decrease) in cash and cash equivalents	(101,801)	(15,910)	124,352	—	6,641

Cash and cash equivalents, beginning of period	740,515	226,372	620,200	—	1,587,087

Cash and cash equivalents, end of period	$638,714	$210,462	$744,552	$—	$1,593,728

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Cash Flows for Fiscal Year Ended March 31, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$836,830	$695,596	$(416,280)	$(716)	1,115,430

Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(137,921)	(297,937)	530	(435,328)
Acquisition of businesses, net of cash acquired	—	(20,150)	(163,947)	—	(184,097)
Proceeds from divestitures of business, net of cash held in divested business	—	—	22,585	—	22,585
Investing cash flows from (to) affiliates	(1,228,773)	965,298	1,166,809	(903,334)	—
Other investing activities, net	—	6,412	(106,771)	—	(100,359)

Net cash provided by (used in) investing activities	(1,228,773)	813,639	620,739	(902,804)	(697,199)

Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	1,250,000	150	63	—	1,250,213
Repayments of bank borrowings and long-term debt and capital lease obligations	(379,399)	(3,875)	(8,585)		(391,859)
Payments for early repurchase of long-term debt	(756,855)	(243,145)	—		(1,000,000)
Payments for repurchases of ordinary shares	(322,040)	—	—	—	(322,040)
Proceeds from exercise of stock options	22,257	—	—	—	22,257
Financing cash flows from (to) affiliates	693,185	(1,213,350)	(383,355)	903,520	—
Other financing activities, net	—	—	101,851	—	101,851

Net cash provided by (used in) financing activities	507,148	(1,460,220)	(290,026)	903,520	(339,578)

Effect of exchange rates on cash and cash equivalents	(23,942)	(1,801)	15,848	—	(9,895)

Net increase (decrease) in cash and cash equivalents	91,263	47,214	(69,719)	—	68,758

Cash and cash equivalents, beginning of period	649,252	179,158	689,919	—	1,518,329

Cash and cash equivalents, end of period	$740,515	$226,372	$620,200	$—	$1,587,087

FLEXTRONICS INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table contains unaudited quarterly financial data for fiscal years 2015 and 2014.

	Fiscal Year Ended March 31, 2015				Fiscal Year Ended March 31, 2014
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Net sales	$6,642,745	$6,528,517	$7,025,054	$5,951,600	$5,791,125	$6,410,106	$7,183,442	$6,723,934
Gross profit	380,785	377,081	408,657	378,817	311,035	368,423	398,619	362,144

Net income	173,887	138,903	152,899	135,112	59,257	118,205	145,157	42,975

Earnings per share(1):
Net income:
Basic	$0.30	$0.24	$0.26	$0.24	$0.09	$0.19	$0.24	$0.07

Diluted	$0.29	$0.23	$0.26	$0.23	$0.09	$0.19	$0.23	$0.07

(1)
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

ITEM 9A.    CONTROLS AND PROCEDURES

  (a)
  Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2015. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

  (b)
  Management's Annual Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a- 15(f) under the Securities Exchange Act of 1934, as amended. As of March 31, 2015, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2015.

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

        Management's annual assessment of the effectiveness of our internal control over financial reporting as of March 31, 2015 excluded the internal control over financial reporting of all four of our acquisitions that were completed during the year ended March 31, 2015, which constitute, in the aggregate, less than 1% of both total assets and net sales of the consolidated financial statements amount as of, and for the fiscal year ended March 31, 2015.

  (c)
  Attestation Report of the Registered Public Accounting Firm

        The effectiveness of the Company's internal control over financial reporting as of March 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading "Report of Independent Registered Public Accounting Firm."

  (d)
  Changes in Internal Control Over Financial Reporting

        There were no changes in the Company's internal controls over financial reporting that occurred during the year ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Flextronics International Ltd.
Singapore

        We have audited the internal control over financial reporting of Flextronics International Ltd. and subsidiaries (the "Company") as of March 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of all four acquisitions that were completed during the year ended March 31, 2015, which constitute, in aggregate, less than 1% of both total assets and net sales of the consolidated financial statement amounts as of and for the fiscal year ended March 31, 2015. Accordingly, our audit did not include the internal control over financial reporting of all four acquisitions. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2015 of the Company and our report dated May 20, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
May 20, 2015

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2015 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2015 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2015 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2015 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2015 Annual General Meeting of Shareholders. Such information is incorporated by reference.

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

          3.     Exhibits.    The following exhibits are filed with this annual report on Form 10-K:

			Incorporated by Reference
					Exhibit No.	Filed Herewith
Exhibit No.	Exhibit	Form	File No.	Filing Date
3.01	Memorandum of Association, as amended	10-K	000-23354	05-29-07	3.01

3.02	Amended and Restated Articles of Association of Flextronics International Ltd.	8-K	000-23354	10-11-06	3.01

4.01	Indenture, dated as of February 20, 2013, by and between the Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee.	8-K	000-23354	02-22-13	4.01

4.02	Form of 4.625% Note due 2020	8-K	000-23354	02-22-13	4.02

4.03	Form of 5.000% Note due 2023	8-K	000-23354	02-22-13	4.03

4.04	Registration Rights Agreement, dated as of February 20, 2013, by and between the Company, the Guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the initial purchasers named therein	8-K	000-23354	02-22-13	4.04

			Incorporated by Reference
					Exhibit No.	Filed Herewith
Exhibit No.	Exhibit	Form	File No.	Filing Date
4.05	First Supplemental Indenture, dated as of March 28, 2013, among the Company, the Guarantor party thereto and U.S. Bank National Association, as Trustee, to the Indenture, dated as of February 20, 2013, by and between the Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee, related to the Company's 4.625% Notes due 2020 and 5.000% Notes due 2023	10-K	000-23354	05-28-2013	4.11

4.06	Second Supplemental Indenture, dated as of August 25, 2014, among the Company, the Guarantor party thereto and U.S. Bank National Association, as Trustee, to the Indenture, dated as of February 20, 2013, by and between the Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee, related to the Company's 4.625% Notes due 2020 and 5.000% Notes due 2023	10-Q	000-23354	10-30-14	4.01

4.07	Term Loan Agreement, dated as of August 30, 2013, among Flextronics International Ltd., as Borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, Lead Arranger and Bookrunner, and the other Lenders party thereto	8-K	000-23354	09-04-13	10.01

4.08	Amendment No. 1, dated May 21, 2014 to Term Loan Agreement dated as of August 30, 2013, among Flextronics International Ltd., as Borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, Lead Arranger and Bookrunner, and the other Lenders party thereto	8-K	000-23354	7-28-14	4.01

4.09	Credit Agreement, dated as of March 31, 2014, among Flextronics International Ltd. and certain of its subsidiaries, as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and the other Lenders party thereto	8-K	000-23354	04- 01-14	10.01

			Incorporated by Reference
					Exhibit No.	Filed Herewith
Exhibit No.	Exhibit	Form	File No.	Filing Date

10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.†	10-K	000-23354	05-20-09	10.1

10.02	Form of Indemnification Agreement between Flextronics Corporation and Directors and certain officers of the Registrant.†	10-K	000-23354	05-20-09	10.2

10.03	Registrant's 1993 Share Option Plan, as amended.†	8-K	000-23354	07-14-09	10.04

10.04	Flextronics International Ltd. 2001 Equity Incentive Plan, as amended.†	10-Q	000-23354	11-03-09	10.01

10.05	Registrant's 2002 Interim Incentive Plan, as amended.†	8-K	000-23354	07-14-09	10.02

10.06	Flextronics International USA, Inc. 401(k) Plan.†	S-1	33-74622	01-31-94	10.52

10.07	Registrant's 2004 Award Plan for New Employees, as amended.†	8-K	000-23354	07-14-09	10.09

10.08	Flextronics International Ltd. 2010 Equity Incentive Plan.†	8-K	000-23354	07-28-10	10.01

10.09	Form of Share Option Award Agreement under 2010 Equity Incentive Plan†	10-Q	000-23354	08-05-10	10.02

10.12	Form of Restricted Share Unit Award Agreement under 2010 Equity Incentive Plan†	10-Q	000-23354	08-05-10	10.03

10.13	Form of Share Bonus Award Agreement under 2001 Equity Incentive Plan†	10-Q	000-23354	08-05-10	10.04

10.14	Flextronics International USA, Inc. Third Amended and Restated 2005 Senior Management Deferred Compensation Plan†	10-Q	000-23354	02-05-09	10.02

10.15	Flextronics International USA, Inc. Third Amended and Restated Senior Executive Deferred Compensation Plan†	10-Q	000-23354	02-05-09	10.01

10.16	Summary of Directors' Compensation†					X

10.17	Solectron Corporation 2002 Stock Plan, as amended.†	10-Q	000-23354	11-03-09	10.02

			Incorporated by Reference
					Exhibit No.	Filed Herewith
Exhibit No.	Exhibit	Form	File No.	Filing Date
10.18	Award Agreement for Francois Barbier under Senior Management Deferred Compensation Plan, dated July 22, 2005.†	10-Q	000-23354	08-05-10	10.08

10.19	Executive Incentive Compensation Recoupment Policy†	10-Q	000-23354	08-05-10	10.06

10.20	Francois Barbier Offer Letter, dated as of July 1, 2010†	8-K	000-23354	09-03-10	10.01

10.21	Francois Barbier Relocation Expenses Addendum, dated as of March 5, 2013†	10-K	000-23354	05-28-13	10.27

10.22	Francois Barbier Confirmation Date Letter, dated as of August 30, 2010†	8-K	000-23354	09-03-10	10.03

10.23	2010 Flextronics International USA, Inc. Deferred Compensation Plan†	10-Q	000-23354	11-03-10	10.04

10.24	Form of Restricted Stock Unit Award Under 2010 Equity Incentive Plan†	10-Q	000-23354	08-09-11	10.01

10.25	Form of Amendment to certain senior executive Share Bonus Award Agreements under the 2001 Equity Incentive Plan†	10-Q	000-23354	02-04-13	10.01

10.26	Form of Amendment to certain senior executive Restricted Share Unit Agreements under the 2010 Equity Incentive Plan†	10-Q	000-23354	02-04-13	10.02

10.27	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for certain performance based awards†	10-Q	000-23354	02-04-13	10.03

10.28	Form of Award Agreement under 2010 Deferred Compensation Plan†	10-Q	000-23354	07-30-12	10.01

10.29	Compensation Arrangements of Certain Executive Officers of Flextronics International Ltd.†					X

10.30	Award Agreement for Christopher Collier under Senior Management Deferred Compensation Plan dated June 30, 2005†	10-Q	000-23354	08-08-07	10.02

			Incorporated by Reference
					Exhibit No.	Filed Herewith
Exhibit No.	Exhibit	Form	File No.	Filing Date
10.31	Award Agreement for Paul Humphries under Senior Management Deferred Compensation Plan dated June 30, 2005†	10-Q	000-23354	07-30-12	10.04

10.32	Jonathan Hoak Offer Letter dated December 8, 2010†	10-Q	000-23354	07-30-12	10.05

10.33	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for time-based vesting awards†	10-Q	000-23354	11-01-13	10.02

10.34	Form of Performance-Based Restricted Stock Unit Award (S&P500/Extended EMS Group)†	10-Q	000-23354	08-02-13	10.01

10.35	Form of 2010 Deferred Compensation Plan Award Agreement (performance targets, cliff vesting)†	10-Q	000-23354	08-02-13	10.02

10.36	Form of 2010 Deferred Compensation Plan Award Agreement (non-performance, periodic vesting, continuing Participant)†	10-Q	000-23354	08-02-13	10.03

10.37	Award Agreement under the 2010 Deferred Compensation Plan†	10-Q	000-23354	07-28-14	10.01

10.38	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for certain executive fiscal year 2015 performance-based awards†	10-Q	000-23354	10-30-14	10.01

10.39	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for CEO FY15 performance-based award†	10-Q	000-23354	10-30-14	10.01

10.40	Description of Annual Bonus Incentive Plan for Fiscal 2015†					X

10.41	Description of Performance Long Term Incentive Plan for Fiscal 2015†					X

21.01	Subsidiaries of Registrant.					X

23.01	Consent of Deloitte & Touche LLP.					X

24.01	Power of Attorney (included on the signature page to this Form 10-K)					X

Incorporated by Reference
						Exhibit No.	Filed Herewith
Exhibit No.		Exhibit	Form	File No.	Filing Date
31.01		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

31.02		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32.01	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X

32.02	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X

101.INS		XBRL Instance Document					X

101.SCH		XBRL Taxonomy Extension Scheme Document					X

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB		XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Date: May 20, 2015

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Michael M. McNamara and Christopher Collier and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys- in-fact, or his substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL M. MCNAMARA Michael M. McNamara	Chief Executive Officer and Director (Principal Executive Officer)	May 20, 2015
/s/ CHRISTOPHER COLLIER Christopher Collier	Chief Financial Officer (Principal Financial Officer)	May 20, 2015
/s/ DAVID BENNETT David Bennett	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	May 20, 2015
/s/ H. RAYMOND BINGHAM H. Raymond Bingham	Chairman of the Board	May 20, 2015
/s/ MICHAEL D. CAPELLAS Michael D. Capellas	Director	May 20, 2015

Signature	Title	Date

/s/ MARC A. ONETTO Marc A. Onetto	Director	May 20, 2015
/s/ DANIEL H. SCHULMAN Daniel H. Schulman	Director	May 20, 2015
/s/ WILLY SHIH, PH.D. Willy Shih, Ph.D.	Director	May 20, 2015
/s/ LAY KOON TAN Lay Koon Tan	Director	May 20, 2015
/s/ WILLIAM D. WATKINS William D. Watkins	Director	May 20, 2015
/s/ LAWRENCE A. ZIMMERMAN Lawrence A. Zimmerman	Director	May 20, 2015

EXHIBIT INDEX

			Incorporated by Reference
					Exhibit No.	Filed Herewith
Exhibit No.	Exhibit	Form	File No.	Filing Date
3.01	Memorandum of Association, as amended	10-K	000-23354	05-29-07	3.01
3.02	Amended and Restated Articles of Association of Flextronics International Ltd.	8-K	000-23354	10-11-06	3.01
4.01	Indenture, dated as of February 20, 2013, by and between the Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee.	8-K	000-23354	02-22-13	4.01
4.02	Form of 4.625% Note due 2020	8-K	000-23354	02-22-13	4.02
4.03	Form of 5.000% Note due 2023	8-K	000-23354	02-22-13	4.03
4.04	Registration Rights Agreement, dated as of February 20, 2013, by and between the Company, the Guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the initial purchasers named therein	8-K	000-23354	02-22-13	4.04
4.05	First Supplemental Indenture, dated as of March 28, 2013, among the Company, the Guarantor party thereto and U.S. Bank National Association, as Trustee, to the Indenture, dated as of February 20, 2013, by and between the Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee, related to the Company's 4.625% Notes due 2020 and 5.000% Notes due 2023	10-K	000-23354	05-28-2013	4.11
4.06	Second Supplemental Indenture, dated as of August 25, 2014, among the Company, the Guarantor party thereto and U.S. Bank National Association, as Trustee, to the Indenture, dated as of February 20, 2013, by and between the Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee, related to the Company's 4.625% Notes due 2020 and 5.000% Notes due 2023	10-Q	000-23354	10-30-14	4.01

			Incorporated by Reference
					Exhibit No.	Filed Herewith
Exhibit No.	Exhibit	Form	File No.	Filing Date
4.07	Term Loan Agreement, dated as of August 30, 2013, among Flextronics International Ltd., as Borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, Lead Arranger and Bookrunner, and the other Lenders party thereto	8-K	000-23354	09-04-13	10.01
4.08	Amendment No. 1, dated May 21, 2014 to Term Loan Agreement dated as of August 30, 2013, among Flextronics International Ltd., as Borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, Lead Arranger and Bookrunner, and the other Lenders party thereto	8-K	000-23354	7-28-14	4.01
4.09	Credit Agreement, dated as of March 31, 2014, among Flextronics International Ltd. and certain of its subsidiaries, as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and the other Lenders party thereto	8-K	000-23354	04-01-14	10.01
10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.†	10-K	000-23354	05-20-09	10.1
10.02	Form of Indemnification Agreement between Flextronics Corporation and Directors and certain officers of the Registrant.†	10-K	000-23354	05-20-09	10.2
10.03	Registrant's 1993 Share Option Plan, as amended.†	8-K	000-23354	07-14-09	10.04
10.04	Flextronics International Ltd. 2001 Equity Incentive Plan, as amended.†	10-Q	000-23354	11-03-09	10.01
10.05	Registrant's 2002 Interim Incentive Plan, as amended.†	8-K	000-23354	07-14-09	10.02
10.06	Flextronics International USA, Inc. 401(k) Plan.†	S-1	33-74622	01-31-94	10.52
10.07	Registrant's 2004 Award Plan for New Employees, as amended.†	8-K	000-23354	07-14-09	10.09
10.08	Flextronics International Ltd. 2010 Equity Incentive Plan.†	8-K	000-23354	07-28-10	10.01

			Incorporated by Reference
					Exhibit No.	Filed Herewith
Exhibit No.	Exhibit	Form	File No.	Filing Date
10.09	Form of Share Option Award Agreement under 2010 Equity Incentive Plan†	10-Q	000-23354	08-05-10	10.02
10.12	Form of Restricted Share Unit Award Agreement under 2010 Equity Incentive Plan†	10-Q	000-23354	08-05-10	10.03
10.13	Form of Share Bonus Award Agreement under 2001 Equity Incentive Plan†	10-Q	000-23354	08-05-10	10.04
10.14	Flextronics International USA, Inc. Third Amended and Restated 2005 Senior Management Deferred Compensation Plan†	10-Q	000-23354	02-05-09	10.02
10.15	Flextronics International USA, Inc. Third Amended and Restated Senior Executive Deferred Compensation Plan†	10-Q	000-23354	02-05-09	10.01
10.16	Summary of Directors' Compensation†					X
10.17	Solectron Corporation 2002 Stock Plan, as amended.†	10-Q	000-23354	11-03-09	10.02
10.18	Award Agreement for Francois Barbier under Senior Management Deferred Compensation Plan, dated July 22, 2005.†	10-Q	000-23354	08-05-10	10.08
10.19	Executive Incentive Compensation Recoupment Policy†	10-Q	000-23354	08-05-10	10.06
10.20	Francois Barbier Offer Letter, dated as of July 1, 2010†	8-K	000-23354	09-03-10	10.01
10.21	Francois Barbier Relocation Expenses Addendum, dated as of March 5, 2013†	10-K	000-23354	05-28-13	10.27
10.22	Francois Barbier Confirmation Date Letter, dated as of August 30, 2010†	8-K	000-23354	09-03-10	10.03
10.23	2010 Flextronics International USA, Inc. Deferred Compensation Plan†	10-Q	000-23354	11-03-10	10.04
10.24	Form of Restricted Stock Unit Award Under 2010 Equity Incentive Plan†	10-Q	000-23354	08-09-11	10.01
10.25	Form of Amendment to certain senior executive Share Bonus Award Agreements under the 2001 Equity Incentive Plan†	10-Q	000-23354	02-04-13	10.01

			Incorporated by Reference
					Exhibit No.	Filed Herewith
Exhibit No.	Exhibit	Form	File No.	Filing Date
10.26	Form of Amendment to certain senior executive Restricted Share Unit Agreements under the 2010 Equity Incentive Plan†	10-Q	000-23354	02-04-13	10.02
10.27	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for certain performance based awards†	10-Q	000-23354	02-04-13	10.03
10.28	Form of Award Agreement under 2010 Deferred Compensation Plan†	10-Q	000-23354	07-30-12	10.01
10.29	Compensation Arrangements of Certain Executive Officers of Flextronics International Ltd.†					X
10.30	Award Agreement for Christopher Collier under Senior Management Deferred Compensation Plan dated June 30, 2005†	10-Q	000-23354	08-08-07	10.02
10.31	Award Agreement for Paul Humphries under Senior Management Deferred Compensation Plan dated June 30, 2005†	10-Q	000-23354	07-30-12	10.04
10.32	Jonathan Hoak Offer Letter dated December 8, 2010†	10-Q	000-23354	07-30-12	10.05
10.33	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for time-based vesting awards†	10-Q	000-23354	11-01-13	10.02
10.34	Form of Performance-Based Restricted Stock Unit Award (S&P500/Extended EMS Group)†	10-Q	000-23354	08-02-13	10.01
10.35	Form of 2010 Deferred Compensation Plan Award Agreement (performance targets, cliff vesting)†	10-Q	000-23354	08-02-13	10.02
10.36	Form of 2010 Deferred Compensation Plan Award Agreement (non-performance, periodic vesting, continuing Participant)†	10-Q	000-23354	08-02-13	10.03
10.37	Award Agreement under the 2010 Deferred Compensation Plan†	10-Q	000-23354	07-28-14	10.01

Incorporated by Reference
						Exhibit No.	Filed Herewith
Exhibit No.		Exhibit	Form	File No.	Filing Date
10.38		Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for certain executive fiscal year 2015 performance-based awards†	10-Q	000-23354	10-30-14	10.01
10.39		Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for CEO FY15 performance-based award†	10-Q	000-23354	10-30-14	10.01
10.40		Description of Annual Bonus Incentive Plan for Fiscal 2015†					X
10.41		Description of Performance Long Term Incentive Plan for Fiscal 2015†					X
21.01		Subsidiaries of Registrant.					X
23.01		Consent of Deloitte & Touche LLP.					X
24.01		Power of Attorney (included on the signature page to this Form 10-K)					X
31.01		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.02		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.01	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
32.02	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350					X
101.INS		XBRL Instance Document					X
101.SCH		XBRL Taxonomy Extension Scheme Document					X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document					X

Incorporated by Reference
					Exhibit No.	Filed Herewith
Exhibit No.	Exhibit	Form	File No.	Filing Date
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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