Form 10-Q
period 2015-06-26
FLEXTRONICS INTERNATIONAL LTD.
filed 2015-07-27
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 20, 2015
Ordinary Shares, No Par Value	566,491,358

FLEXTRONICS INTERNATIONAL LTD.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flextronics International Ltd.
Singapore

We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of June 26, 2015, and the related condensed consolidated statements of operations, comprehensive income and cash flows for the three-month periods ended June 26, 2015 and June 27, 2014. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Flextronics International Ltd. and subsidiaries as of March 31, 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 20, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
July 27, 2015

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 26, 2015	As of March 31, 2015
	(In thousands, except share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,331,411	$1,628,408
Accounts receivable, net of allowance for doubtful accounts	2,137,255	2,337,515
Inventories	3,413,430	3,488,752
Other current assets	1,198,131	1,286,225
Total current assets	9,080,227	8,740,900
Property and equipment, net	2,143,221	2,092,167
Goodwill and other intangible assets, net	428,286	415,175
Other assets	448,446	417,382
Total assets	$12,100,180	$11,665,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$44,927	$46,162
Accounts payable	4,336,913	4,561,194
Accrued payroll	363,529	339,739
Other current liabilities	1,750,859	1,809,128
Total current liabilities	6,496,228	6,756,223
Long-term debt, net of current portion	2,632,138	2,037,571
Other liabilities	484,258	475,580
Commitments and contingencies (Note 13)
Shareholders’ equity
Flextronics International Ltd. shareholders’ equity
Ordinary shares, no par value; 618,070,449 and 613,562,761 issued, and 567,831,094 and 563,323,406 outstanding as of June 26, 2015 and March 31, 2015, respectively	7,230,211	7,265,827
Treasury stock, at cost; 50,239,355 shares as of June 26, 2015 and March 31, 2015	(388,215)	(388,215)
Accumulated deficit	(4,225,443)	(4,336,293)
Accumulated other comprehensive loss	(164,893)	(180,505)
Total Flextronics International Ltd. shareholders’ equity	2,451,660	2,360,814
Noncontrolling interests	35,896	35,436
Total shareholders’ equity	2,487,556	2,396,250
Total liabilities and shareholders’ equity	$12,100,180	$11,665,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended
	June 26, 2015	June 27, 2014
	(In thousands, except per share amounts) (Unaudited)
Net sales	$5,566,248	$6,642,745
Cost of sales	5,213,907	6,261,960
Gross profit	352,341	380,785
Selling, general and administrative expenses	209,385	209,277
Intangible amortization	7,671	6,951
Interest and other, net	16,505	18,637
Other charges (income), net	164	(44,009)
Income before income taxes	118,616	189,929
Provision for income taxes	7,766	16,042
Net income	$110,850	$173,887

Earnings per share
Basic	$0.20	$0.30
Diluted	$0.19	$0.29
Weighted-average shares used in computing per share amounts:
Basic	565,545	587,233
Diluted	577,997	601,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended
	June 26, 2015	June 27, 2014
	(In thousands) (Unaudited)
Net income	$110,850	$173,887
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	2,783	(4,145)
Unrealized gain on derivative instruments and other, net of zero tax	12,829	10,725
Comprehensive income	$126,462	$180,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Periods Ended
	June 26, 2015	June 27, 2014
	(In thousands) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$110,850	$173,887
Depreciation, amortization and other impairment charges	110,119	121,501
Changes in working capital and other	141,307	(376,557)
Net cash provided by (used in) operating activities	362,276	(81,169)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(138,348)	(87,101)
Proceeds from the disposition of property and equipment	1,512	14,184
Acquisition of businesses, net of cash acquired	(18,580)	—
Proceeds from divestiture of business, net of cash held in divested business	1,000	(5,493)
Other investing activities, net	(7,580)	(21,462)
Net cash used in investing activities	(161,996)	(99,872)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	595,548	26,615
Repayments of bank borrowings and long-term debt	(8,457)	(859)
Payments for repurchases of ordinary shares	(99,995)	(105,568)
Net proceeds from issuance of ordinary shares	44,602	9,329
Other financing activities, net	(25,252)	300
Net cash provided by (used in) financing activities	506,446	(70,183)
Effect of exchange rates on cash and cash equivalents	(3,723)	5,186
Net increase (decrease) in cash and cash equivalents	703,003	(246,038)
Cash and cash equivalents, beginning of period	1,628,408	1,593,728
Cash and cash equivalents, end of period	$2,331,411	$1,347,690

Non-cash investing activity:
Unpaid purchases of property and equipment	$122,601	$49,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION

Organization of the Company

Flextronics International Ltd. ("Flextronics" or the "Company") was incorporated in the Republic of Singapore in May 1990. The Company's operations have expanded over the years through a combination of organic growth and acquisitions. The Company is a globally-recognized leading provider of innovative design, engineering, manufacturing, and supply chain services and solutions that span from sketch to scale; from conceptual sketch to full-scale production. The Company designs, builds, ships and services complete packaged consumer electronics and industrial products for original equipment manufacturers ("OEMs"), through its activities in the following business groups: High Reliability Solutions ("HRS"), which is comprised of our medical business including medical equipment, disposables, drug delivery, and diagnostics; our automotive business, including automotive electronics, automotive lighting, and power electronics; and our defense and aerospace businesses focused on defense, civil aviation, and homeland security; Consumer Technology Group ("CTG"), which includes our mobile devices business, including smart phones; our consumer electronics business, including connected living, wearable electronics, game consoles, and connectivity devices; and our high-volume computing business, including various supply chain solutions for notebook personal computing, tablets, and printers; Industrial and Emerging Industries ("IEI"), which is comprised of semiconductor and capital equipment, office solutions, test and measurement, household industrial and lifestyle, industrial automation and kiosks, energy and metering, and lighting; and Integrated Network Solutions ("INS"), which includes radio access base stations, remote radio heads, and small cells for wireless infrastructure; optical, routing, broadcasting and switching products for the data and video network; server and storage platforms for both enterprise and cloud based deployments; next generation storage and security appliance products; and rack level solutions, converged infrastructure and software defined product solutions. The Company's strategy is to provide customers with a full range of cost competitive, vertically integrated global supply chain solutions through which the Company can design, build, ship and service a complete packaged product for its OEM customers. This enables our OEM customers to leverage the Company's supply chain solutions to meet their product requirements throughout the entire product life cycle.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2015 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 26, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016.

The first quarters for fiscal year 2016 and fiscal year 2015 ended on June 26, 2015, and June 27, 2014, respectively.

The accompanying unaudited condensed consolidated financial statements include the financial position and results of operations of a majority-owned subsidiary of the Company. Noncontrolling interests are presented as a separate component of total shareholders' equity in the condensed consolidated balance sheets. The operating results of the subsidiary attributable to the noncontrolling interests are immaterial for all of the periods presented, and are included in other charges (income), net in the condensed consolidated statements of operations.

Recent Accounting Pronouncement

In May 2014, the FASB issued new guidance which requires an entity to recognize revenue relating to contracts with customers that depicts the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. In order to meet this requirement, the entity must apply the following steps: (i) identify the contracts with the customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, disclosures required for revenue recognition will include qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from costs to obtain or fulfill a contract. In July 2015, the FASB deferred the effective date of the standard by a year. This guidance is effective for the Company beginning in the first quarter of fiscal year 2019. The Company is in the process of assessing the impact on its consolidated financial statements.

2.  BALANCE SHEET ITEMS

Inventories

The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of June 26, 2015	As of March 31, 2015
	(In thousands)
Raw materials	$2,158,161	$2,330,428
Work-in-progress	582,041	557,786
Finished goods	673,228	600,538
	$3,413,430	$3,488,752

Goodwill and Other Intangibles

The following table summarizes the activity in the Company’s goodwill account for each of its four segments during the three-month period ended June 26, 2015:

	HRS	CTG	IEI	INS	Amount
	(In thousands)
Balance, beginning of the year	$93,138	$68,234	$64,221	$108,038	$333,631
Additions (1)	2,130	—	2,982	—	5,112
Purchase accounting adjustments (2)	125	—	—	—	125
Foreign currency translation adjustments	925	—	—	—	925
Balance, end of the period	$96,318	$68,234	$67,203	$108,038	$339,793

(1)
The goodwill generated from the Company’s business combinations completed during the three-month period ended June 26, 2015 is primarily related to value placed on the acquired employee workforces, service offerings and capabilities of the acquired businesses and expected synergies. The goodwill is not deductible for income tax purposes. See note 12 for additional information.

(2)
Includes adjustments based on management's estimates resulting from their review and finalization of the valuation of assets and liabilities acquired through certain business combinations completed in a period subsequent to the respective acquisition. These adjustments were not individually, nor in the aggregate, significant to the Company.

The components of acquired intangible assets are as follows:

	As of June 26, 2015			As of March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets:
Customer-related intangibles	$146,098	$(83,820)	$62,278	$133,853	$(80,506)	$53,347
Licenses and other intangibles	40,217	(14,002)	26,215	39,985	(11,788)	28,197
Total	$186,315	$(97,822)	$88,493	$173,838	$(92,294)	$81,544

The gross carrying amounts of intangible assets are removed when the recorded amounts have been fully amortized.  During the three-month period ended June 26, 2015, the value of customer-related intangible assets increased in connection with the Company’s acquisitions, and licenses and other intangibles decreased primarily as a result of additional amortization.  The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2016 (1)	$21,587
2017	21,428
2018	15,677
2019	11,386
2020	6,807
Thereafter	11,608
Total amortization expense	$88,493
____________________________________________________________

(1)	Represents estimated amortization for the remaining nine-month period ending March 31, 2016.

Other Current Assets

Other current assets includes approximately $516.3 million and $600.7 million as of June 26, 2015 and March 31, 2015, respectively for the deferred purchase price receivable from the Company's Global and North American Asset-Backed Securitization programs. See note 10 for additional information.

In connection with an acquisition, the Company entered into an agreement with a customer and a third party banking institution to procure certain manufacturing equipment that was financed by the third party banking institution, acting as an agent of the customer.  The manufacturing equipment was used exclusively for the benefit of this customer.  The Company has the ability to settle the obligation related to these financed assets by returning the equipment to the customer and cannot be required to pay cash by either the customer or the third party banking institution.

During fiscal year 2015, the Company ceased manufacturing of the product related to the financed equipment.  As a result, the Company as an agent on behalf of the customer is in the process of dispositioning the equipment and forwarding the proceeds to the third party banking institution reducing the outstanding obligation. Included in other current assets is the value of the certain assets purchased on behalf of a customer and financed by a third party banking institution in the amounts of $84.3 million and $169.2 million as of June 26, 2015 and March 31, 2015, respectively. Additionally, other current assets as of June 26, 2015 include an amount of $87.1 million relating to these assets that have been sold to third parties but not yet collected.

During the three-month period ended June 26, 2015, the Company disposed of all the assets and the remaining amount of $84.3 million reflects the shortfall between the original purchase price of these assets and the amount recovered by selling them to third parties. The Company expects this amount to be funded by the customer, which in turn would be paid back to the third party banking institution.

Other Current Liabilities

Other current liabilities include customer working capital advances of $172.7 million and $189.6 million, customer-related accruals of $443.1 million and $454.8 million, and deferred revenue of $301.1 million and $272.6 million as of June 26, 2015 and March 31, 2015, respectively. The customer working capital advances are not interest bearing, do not have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production. Other current liabilities also includes the outstanding balance due to the third party banking institution related to the financed equipment discussed above, that amounted to $172.5 million and $197.7 million as of June 26, 2015 and March 31, 2015, respectively.

3.  SHARE-BASED COMPENSATION

The following table summarizes the Company’s share-based compensation expense:

	Three-Month Periods Ended
	June 26, 2015	June 27, 2014
	(In thousands)
Cost of sales	$2,018	$1,611
Selling, general and administrative expenses	14,108	10,071
Total share-based compensation expense	$16,126	$11,682

Total unrecognized compensation expense related to share options is not significant. As of June 26, 2015, the number of options outstanding and exercisable was 7.9 million and 7.8 million, respectively, at a weighted-average exercise price of $4.66 and $4.65 per share, respectively.

During the three-month period ended June 26, 2015, the Company granted 5.7 million unvested share bonus awards. Of this amount, approximately 4.8 million unvested share bonus awards have an average grant date price of $12.10 per share, under the Company's 2010 Equity Incentive Plan. Further, approximately 0.7 million of these unvested shares represents the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions, and 0.2 million represents the target amount of grants made to certain executive officers whereby vesting is contingent on meeting certain free cash flow targets. The number of shares contingent on market conditions that ultimately will vest range from zero up to a maximum of 1.4 million based on a measurement of the percentile rank of the Company’s total shareholder return over a certain specified period against the Standard and Poor’s (“S&P”) 500 Composite Index and will cliff vest after a period of three years, if such market conditions have been met. The number of shares contingent on free cash flow targets that ultimately will vest range from zero up to a maximum of 0.4 million of the target payment based on a measurement of cumulative three-year increase of free cash flow from operations of the Company, and will cliff vest after a period of three years.

As of June 26, 2015, approximately 17.7 million unvested share bonus awards were outstanding, of which vesting for a targeted amount of 3.8 million is contingent primarily on meeting certain market conditions.  The number of shares that will ultimately be issued can range from zero to 7.6 million based on the achievement levels of the respective conditions. During the three-month period ended June 26, 2015, 2.2 million shares vested in connection with the share bonus awards with market conditions granted in fiscal year 2013, and 0.5 million shares vested in connection with the share bonus awards with market conditions granted in fiscal year 2012.

As of June 26, 2015, total unrecognized compensation expense related to unvested share bonus awards is $146.5 million, net of estimated forfeitures, and will be recognized over a weighted-average remaining vesting period of 3.03 years. Approximately $22.5 million of the total unrecognized compensation cost, net of estimated forfeitures, is related to awards whereby vesting is contingent on meeting certain market conditions.

4.  EARNINGS PER SHARE

The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share attributable to the shareholders of Flextronics International Ltd.:

	Three-Month Periods Ended
	June 26, 2015	June 27, 2014
	(In thousands, except per share amounts)
Net income	$110,850	$173,887
Shares used in computation:
Weighted-average ordinary shares outstanding	565,545	587,233
Basic earnings per share	0.20	0.30

Diluted earnings per share:
Net income	110,850	173,887
Shares used in computation:
Weighted-average ordinary shares outstanding	565,545	587,233
Weighted-average ordinary share equivalents from stock options and awards (1)	12,452	14,067
Weighted-average ordinary shares and ordinary share equivalents outstanding	577,997	601,300
Diluted earnings per share	0.19	0.29

____________________________________________________________
(1)         Options to purchase ordinary shares of 2.0 million and 12.6 million during the three-month periods ended June 26, 2015 and June 27, 2014, respectively, and share bonus awards of 0.4 million for the three-month period ended June 27, 2014, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted average ordinary share equivalents. No anti-dilutive share bonus awards were excluded for the three-month period ended June 26, 2015.

5.  BANK BORROWINGS AND LONG TERM DEBT

Bank borrowings and long-term debt are as follows:

	As of June 26, 2015	As of March 31, 2015
	(In thousands)
Term Loan, including current portion, due in installments through August 2018	$592,500	$592,500
Term Loan, including current portion, due in installments through March 2019	475,000	475,000
4.625% Notes due February 2020	500,000	500,000
5.000% Notes due February 2023	500,000	500,000
4.750% Notes due June 2025	595,278	—
Other	14,287	16,233
Total	$2,677,065	$2,083,733

The weighted average interest rates for the Company’s long-term debt were 3.5% and 3.2% as of June 26, 2015 and March 31, 2015, respectively,

On June 8, 2015, the Company issued $600 million of 4.750% Notes ("Notes") due June 15, 2025 in a private offering pursuant to Rule 144A and Regulation S under the Securities Act, at a discount of 99.213%. The Company received net proceeds of approximately $595.3 million from the issuance which will be used for general corporate purposes.

The Company incurred approximately $7.9 million of costs in conjunction with the issuance of the Notes. The issuance costs were capitalized and will be amortized over the life of the Notes.

Interest on the Notes is payable semi-annually, commencing on December 15, 2015. The Notes are senior unsecured obligations of the Company, rank equally with all of the Company's other existing and future senior and unsecured debt obligations, and are guaranteed, jointly and severally, fully and unconditionally on an unsecured basis, by each of the Company's 100% owned subsidiaries that guarantees indebtedness under, or is a borrower under, the Company's Term Loan Agreement and Revolving Line of Credit.

At any time prior to March 15, 2025, the Company may redeem some or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus an applicable premium and accrued and unpaid interest, if any, to the applicable redemption date. Upon the occurrence of a change of control repurchase event (as defined in the Notes indenture), the Company must offer to repurchase the Notes at a repurchase price equal to 101% of the principal amount of the Notes repurchased, plus accrued and unpaid interest, if any, to the applicable repurchase date.

The indenture governing the Notes contains covenants that, among other things, restrict the ability of the Company and certain of the Company's subsidiaries to create liens; enter into sale-leaseback transactions; create, incur, issue, assume or guarantee any funded debt; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's assets to, another person, or permit any other person to consolidate, merge, combine or amalgamate with or into the Company. These covenants are subject to a number of significant limitations and exceptions set forth in the indenture. The indenture also provides for customary events of default, including, but not limited to, cross defaults to certain specified other debt of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Notes will become due and payable immediately without further action or notice. If any other event of default under the agreement occurs or is continuing, the applicable trustee or holders of at least 25% in aggregate principal amount of the then outstanding Notes may declare all of the Notes to be due and payable immediately, but upon certain conditions such declaration and its consequences may be rescinded and annulled by the holders of a majority in principal amount of the Notes. As of June 26, 2015, the Company was in compliance with the covenants in the indenture governing the Notes.

In connection with the issuance of the Notes, the Company entered into a registration rights agreement under which it has agreed to consummate an offer registered with the Securities and Exchange Commission to issue new notes having terms substantially identical to the Notes (except that the new notes will not be subject to restrictions on transfer) in exchange for outstanding Notes. In some circumstances, the Company may be required to file a shelf registration statement to cover resale of the Notes. If the Company fails to satisfy these obligations, the Company may be required to pay additional interest to holders of the Notes under certain circumstances.

Repayment of the Company’s long term debt outstanding as of June 26, 2015 is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2016 (1)	$40,000
2017	52,500
2018	52,500
2019	922,500
2020	500,000
Thereafter	1,109,565
Total	$2,677,065

____________________________________________________________

(1)	Represents scheduled repayment for the remaining nine-month period ending March 31, 2016.

6.  INTEREST AND OTHER, NET

During the three-month periods ended June 26, 2015 and June 27, 2014, the Company recognized interest expense of $20.1 million and $18.5 million, respectively, on its debt obligations outstanding during the period.

During the three-month periods ended June 26, 2015 and June 27, 2014, the Company recognized interest income of $3.5 million and $5.3 million, respectively.

7.  OTHER CHARGES (INCOME), NET

During the three-month period ended June 27, 2014, an amendment to a customer contract to reimburse a customer for certain performance provisions was executed which included the removal of a $55.0 million contractual obligation recognized during fiscal year 2014. Accordingly, the Company reversed the charge recognized in fiscal year 2014 with a corresponding credit to other charges (income), net in the consolidated statement of operations.

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

8.  FINANCIAL INSTRUMENTS

Foreign Currency Contracts

The Company primarily enters into forward contracts and foreign currency swap contracts to manage the foreign currency risk associated with monetary accounts and anticipated foreign currency denominated transactions. The Company hedges committed exposures and does not engage in speculative transactions. As of June 26, 2015, the aggregate notional amount of the Company’s outstanding foreign currency contracts was $5.2 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	2,449,000	—	$394,542	$—
HUF	14,186,000	—	51,001	—
ILS	112,700	—	30,024	—
MXN	1,560,700	—	101,021	—
MYR	220,000	—	58,640	—
Other	N/A	N/A	53,595	6,704
			688,823	6,704
Other Foreign Currency Contracts
BRL	—	581,000	—	188,020
CAD	63,479	56,866	50,900	45,685
CHF	7,709	36,309	8,234	38,829
CNY	540,765	—	86,937	—
DKK	196,400	155,700	29,448	23,346
EUR	1,514,440	1,353,824	1,692,028	1,513,387
GBP	29,331	56,807	46,063	89,114
HUF	13,076,000	14,330,000	47,011	51,519
ILS	84,400	53,600	22,484	14,279
JPY	3,935,864	2,966,700	31,855	24,060
MXN	1,326,660	506,980	85,872	32,816
MYR	278,081	22,750	74,121	6,064
SEK	444,196	801,591	53,694	96,277
SGD	34,644	5,774	25,754	4,292
Other	N/A	N/A	70,483	36,708
			2,324,884	2,164,396

Total Notional Contract Value in USD			$3,013,707	$2,171,100

As of June 26, 2015, the fair value of the Company’s short-term foreign currency contracts was not material and is included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the condensed consolidated statements of operations. As of June 26, 2015 and March 31, 2015, the Company also has included net deferred losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to the effective portion of changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. These deferred losses totaled $3.1 million as of June 26, 2015, and are expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations primarily over the next twelve-month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal periods presented and are included as a component of interest and other, net in the condensed consolidated statements of operations.

The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	June 26, 2015	March 31, 2015	Balance Sheet Location	June 26, 2015	March 31, 2015
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$4,498	$2,896	Other current liabilities	$6,160	$19,729

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$16,369	$22,933	Other current liabilities	$21,606	$11,328

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

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Period Ended			Three-Month Period Ended
	June 26, 2015			June 27, 2014
	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
Beginning balance	$(68,266)	$(112,239)	$(180,505)	$(32,849)	$(93,307)	$(126,156)
Other comprehensive gain (loss) before reclassifications	(601)	2,631	2,030	1,000	5,107	6,107
Net (gains) losses reclassified from accumulated other comprehensive loss	13,430	152	13,582	9,725	(9,252)	473
Net current-period other comprehensive gain (loss)	12,829	2,783	15,612	10,725	(4,145)	6,580
Ending balance	$(55,437)	$(109,456)	$(164,893)	$(22,124)	$(97,452)	$(119,576)

Net losses reclassified from accumulated other comprehensive loss during the three-month period ended June 26, 2015 relating to derivative instruments and other includes $12.9 million attributable to the Company’s cash flow hedge instruments which were recognized as a component of cost of sales in the condensed consolidated statement of operations.

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

Substantially all unrealized losses relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three-month period ended June 27, 2014, was recognized as a component of cost of sales in the condensed consolidated statement of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges.

10.  TRADE RECEIVABLES SECURITIZATION

The Company sells trade receivables under two asset-backed securitization programs and under an accounts receivable factoring program.

Asset-Backed Securitization Programs

The Company continuously sells designated pools of trade receivables under its Global Asset-Backed Securitization Agreement (the “Global Program”) and its North American Asset-Backed Securitization Agreement (the “North American Program,” collectively, the “ABS Programs”) to affiliated special purpose entities, each of which in turn sells 100% of the receivables to unaffiliated financial institutions. These programs allow the operating subsidiaries to receive a cash payment and a deferred purchase price receivable for sold receivables. Following the transfer of the receivables to the special purpose entities, the transferred receivables are isolated from the Company and its affiliates, and upon the sale of the receivables from the special purpose entities to the unaffiliated financial institutions effective control of the transferred receivables is passed to the unaffiliated financial institutions, which has the right to pledge or sell the receivables. Although the special purpose entities are consolidated by the Company, they are separate corporate entities and their assets are available first to satisfy the claims of their creditors. The investment limits set by the financial institutions are $650.0 million for the Global Program and $225.0 million for the North American Program. Both programs require a minimum level of deferred purchase price receivable to be retained by the Company in connection with the sales.

The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.1% to 0.5% of serviced receivables per annum. Servicing fees recognized during the three-month periods ended June 26, 2015 and June 27, 2014 were not material and are included in interest and other, net within the condensed consolidated statements of operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets and liabilities are recognized.

As of June 26, 2015, approximately $1.4 billion of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds of approximately $866.4 million and deferred purchase price receivables of approximately $516.3 million. As of March 31, 2015, approximately $1.3 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $740.7 million and deferred purchase price receivables of approximately $600.7 million. The portion of the purchase price for the receivables which is not paid by the unaffiliated financial institutions in cash is a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in other current assets as of June 26, 2015 and March 31, 2015, and were carried at the expected recovery amount of the related receivables. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a loss on sale of the related receivables and recorded in interest and other, net in the condensed consolidated statements of operations and were immaterial for all periods presented.

As of June 26, 2015 and March 31, 2015, the accounts receivable balances that were sold under the ABS Programs were removed from the condensed consolidated balance sheets and the net cash proceeds received by the Company were included as cash provided by operating activities in the condensed consolidated statements of cash flows.

For the three-month periods ended June 26, 2015 and June 27, 2014, cash flows from sales of receivables under the ABS Programs consisted of approximately $1.1 billion for both periods, for transfers of receivables, respectively (of which approximately $162.7 million and $42.5 million, respectively, represented new transfers and the remainder proceeds from collections reinvested in revolving-period transfers).

The following table summarizes the activity in the deferred purchase price receivables account:

	Three-Month Periods Ended
	June 26, 2015	June 27, 2014
	(In thousands)
Beginning balance	$600,672	$470,908
Transfers of receivables	767,048	778,860
Collections	(851,433)	(786,644)
Ending balance	$516,287	$463,124

Trade Accounts Receivable Sale Programs

The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected was approximately $368.0 million and $485.6 million as of June 26, 2015 and March 31, 2015, respectively. For the three-month periods ended June 26, 2015 and June 27, 2014, total accounts receivable sold to certain third party banking institutions was approximately $0.6 billion and $1.2 billion, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.

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

The Company has accrued for certain contingent consideration in connection with its business acquisitions, which is measured at fair value based on internal cash flow models and other inputs. During the three-month periods ended June 26, 2015 and June 27, 2014, no additions to accrual, payments or fair value adjustments were incurred. As of June 26, 2015 and June 27, 2014, balances of contingent consideration were $4.5 million and $11.3 million, respectively.

The Company values deferred purchase price receivables relating to its asset-backed securitization program based on a discounted cash flow analysis using unobservable inputs (i.e., level 3 inputs), which are primarily risk free interest rates adjusted for the credit quality of the underlying creditor. Due to its high credit quality and short term maturity the fair value approximates carrying value. Significant increases in either of the major unobservable inputs (credit spread, risk free interest rate) in isolation would result in lower fair value estimates, however the impact is not meaningful. The interrelationship between these inputs is also insignificant. Refer to note 10 for a reconciliation of the change in the deferred purchase price receivable during the three-month periods ended June 26, 2015 and June 27, 2014.

There were no transfers between levels in the fair value hierarchy during the three-month periods ended June 26, 2015 and June 27, 2014.

Financial Instruments Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 26, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$440,274	$—	$440,274
Deferred purchase price receivable (Note 10)	—	—	516,287	516,287
Foreign exchange contracts (Note 8)	—	20,867	—	20,867
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	8,809	39,162	—	47,971
Liabilities:				0
Foreign exchange contracts (Note 8)	$—	$(27,766)	$—	$(27,766)
Contingent consideration in connection with business acquisitions	—	—	(4,500)	(4,500)

	Fair Value Measurements as of March 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$674,859	$—	$674,859
Deferred purchase price receivable (Note 10)	—	—	600,672	600,672
Foreign exchange contracts (Note 8)	—	25,829	—	25,829
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	9,068	37,041	—	46,109
Liabilities:				0
Foreign exchange contracts (Note 8)	$—	$(31,057)	$—	$(31,057)
Contingent consideration in connection with business acquisitions	—	—	(4,500)	(4,500)

Other financial instruments

The following table presents the Company’s debt not carried at fair value:

	As of June 26, 2015		As of March 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)
Term Loan, including current portion, due in installments through August 2018	$592,500	$587,689	$592,500	$582,131	Level 1
Term Loan, including current portion, due in installments through March 2019	475,000	472,625	475,000	465,500	Level 1
4.625% Notes due February 2020	500,000	517,300	500,000	523,750	Level 1
5.000% Notes due February 2023	500,000	520,990	500,000	543,150	Level 1
4.750% Notes due June 2025	595,278	597,000	—	—	Level 1
Total	$2,662,778	$2,695,604	$2,067,500	$2,114,531

The term loans and Notes due February 2020, February 2023 and June 2025 are valued based on broker trading prices in active markets.

12. BUSINESS AND ASSETS ACQUISITIONS

During the three-month period ended June 26, 2015, the Company completed three acquisitions that were not individually, nor in the aggregate, significant to the consolidated financial position, results of operations and cash flows of the Company.  Two of the acquired businesses expanded the Company’s capabilities in the medical devices market, particularly precision plastics and molding within the HRS business group, and the other strengthened capabilities in the household industrial market within the IEI business group. The Company paid $15.3 million, net of $0.1 million of cash held by the acquirees. The Company primarily acquired $2.0 million of property and equipment, assumed liabilities of $0.6 million and recorded goodwill and intangibles of $18.9 million. The results of operations were included in the Company’s consolidated financial results beginning on the date of these acquisitions. Pro-forma results of operations for these acquisitions have not been presented because the effects of the acquisitions were immaterial to the Company’s consolidated financial results for all periods presented.

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

In the beginning of the Company's second quarter ending September 25, 2015, the Company completed the acquisition of Mirror Controls International (MCi) from private equity firm Egeria, and paid approximately $555.0 million, net of cash acquired, of which approximately $477.0 million was paid to acquire the entire outstanding share capital of MCi and approximately $78.0 million was to retire pre-existing debt. The financial results of MCi will be included in the consolidated financial statements of the Company as part of the HRS business group beginning in the second quarter of fiscal year 2016.

The Company also paid approximately $69.5 million in the beginning of the second quarter ending September 25, 2015, to acquire an optical transport plant from Alcatel-Lucent, which will be included in the INS business group.

13.  COMMITMENTS AND CONTINGENCIES

Litigation and other legal matters

On December 11, 2013, Xilinx, Inc. (plaintiff) filed a lawsuit in Santa Clara County, California, Superior Court against Flextronics International Ltd.; Flextronics International USA, Inc.; and Flextronics Corporation (Case No. 113CV257431). The complaint asserted various claims, including fraud, negligent misrepresentation, breach of contract, and unfair competition, based on specific alleged incidents concerning our purchases and sales of Xilinx products. The plaintiff seeks an unspecified amount of compensatory, statutory, punitive, and other forms of damages, injunctive relief, and attorneys' fees and costs. The plaintiff also seeks a jury trial. Although the outcome of this matter is currently not determinable, management expects that any losses that are probable or reasonably possible of being incurred as a result of this matter, which are in excess of amounts already accrued in the Company's consolidated balance sheets, would not be material to the financial statements.

During the fourth quarter of fiscal year 2014, one of the Company's Brazilian subsidiaries received an assessment for certain sales and import taxes. The tax assessment notice is for nine months of calendar year 2010. This assessment is in the second stage of the review process at the administrative level, and the Company plans to continue to vigorously oppose it as well as any future assessments. The Company is, however, unable to determine the likelihood of an unfavorable outcome of these assessments against our Brazilian subsidiary. While the Company believes there is no legal basis for the alleged liabilities, due to the complexities and uncertainty surrounding the administrative-review and judicial processes in Brazil and the nature of the claims, the Company is unable to reasonably estimate a range of loss, if any. The Company does not expect final judicial determination on these claims for several years.

During fiscal year 2015, one of the Company's non-operating Brazilian subsidiaries received an assessment of approximately $100 million related to income and social contribution taxes, interest and penalties. The Company believes there is no legal basis for the assessment and expects that any losses are remote. The Company plans to vigorously defend itself through the administrative and judicial processes.

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

14.  SHARE REPURCHASES

During the three-month period ended June 26, 2015 the Company repurchased 7.7 million shares at an aggregate purchase price of $94.4 million, and retired all of these shares.

Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $500 million in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Extraordinary General Meeting held on August 28, 2014. As of June 26, 2015, shares in the aggregate amount of $144.0 million were available to be repurchased under the current plan.

15.  SEGMENT REPORTING

The Company has four reportable operating segments which are aligned to its four business groups: HRS, CTG, IEI, and INS. These segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics. Refer to note 1 for a description of the various product categories manufactured under each of these segments.

An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, restructuring charges, other charges (income), net and interest and other, net.

Selected financial information by segment is as follows:

	Three-Month Periods Ended
	June 26, 2015	June 27, 2014
	(In thousands)
Net sales:
Integrated Network Solutions	$1,966,562	$2,440,425
Consumer Technology Group	1,564,964	2,222,141
Industrial & Emerging Industries	1,130,138	1,124,466
High Reliability Solutions	904,584	855,713
	$5,566,248	$6,642,745
Segment income and reconciliation of income before tax:
Integrated Network Solutions	$57,065	$72,711
Consumer Technology Group	38,843	29,865
Industrial & Emerging Industries	28,999	47,324
High Reliability Solutions	59,886	54,142
Corporate and Other	(25,711)	(20,852)
Total segment income	159,082	183,190
Reconciling items:
Intangible amortization	7,671	6,951
Stock-based compensation	16,126	11,682
Other charges (income), net	164	(44,009)
Interest and other, net	16,505	18,637
Income before income taxes	$118,616	$189,929

Asset information on a segment basis is not disclosed, as property and equipment is not allocated to each segment.

Corporate and other primarily includes corporate services costs that are not included in the assessment of the performance of each of the identified reporting segments.

16.  SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Flextronics International Ltd. (“Parent”) has three tranches of Notes of $500 million, $500 million, and $600 million, respectively, each outstanding, which mature on February 15, 2020, February 15, 2023 and June 15, 2025, respectively. These Notes are senior unsecured obligations, and are guaranteed, fully and unconditionally, jointly and severally, on an unsecured basis, by certain of the Company’s 100% owned subsidiaries (the “guarantor subsidiaries”). These subsidiary guarantees will terminate upon 1) a sale or other disposition of the guarantor or the sale or disposition of all or substantially all the assets of the guarantor (other than to the Parent or a subsidiary); 2) such guarantor ceasing to be a guarantor or a borrower under the Company’s Term Loan Agreement and the Revolving Line of Credit; 3) defeasance or discharge of the Notes, as provided in the Notes indenture; or 4) if at any time the Notes are rated investment grade.

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

Condensed Consolidating Balance Sheets as of June 26, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,347,411	$209,441	$774,559	$—	$2,331,411
Accounts receivable	—	1,080,525	1,056,730	—	2,137,255
Inventories	—	1,616,735	1,796,695	—	3,413,430
Inter company receivable	7,095,635	5,210,421	11,167,310	(23,473,366)	—
Other current assets	1,677	208,381	988,073	—	1,198,131
Total current assets	8,444,723	8,325,503	15,783,367	(23,473,366)	9,080,227
Property and equipment, net	—	497,172	1,646,049	—	2,143,221
Goodwill and other intangible assets, net	400	59,725	368,161	—	428,286
Other assets	2,257,484	192,856	2,118,449	(4,120,343)	448,446
Investment in subsidiaries	1,678,491	1,801,725	16,697,245	(20,177,461)	—
Total assets	$12,381,098	$10,876,981	$36,613,271	$(47,771,170)	$12,100,180

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$40,000	$952	$3,975	$—	$44,927
Accounts payable	—	1,619,892	2,717,021	—	4,336,913
Accrued payroll	—	117,485	246,044	—	363,529
Inter company payable	7,179,540	7,858,602	8,435,224	(23,473,366)	—
Other current liabilities	47,001	776,252	927,606	—	1,750,859
Total current liabilities	7,266,541	10,373,183	12,329,870	(23,473,366)	6,496,228
Long term liabilities	2,662,890	2,105,617	2,468,232	(4,120,343)	3,116,396
Flextronics International Ltd. shareholders’ equity (deficit)	2,451,667	(1,601,819)	21,779,273	(20,177,461)	2,451,660
Noncontrolling interests	—	—	35,896	—	35,896
Total shareholders’ equity (deficit)	2,451,667	(1,601,819)	21,815,169	(20,177,461)	2,487,556
Total liabilities and shareholders’ equity	$12,381,098	$10,876,981	$36,613,271	$(47,771,170)	$12,100,180

Condensed Consolidating Balance Sheets as of March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$608,971	$168,272	$851,165	$—	$1,628,408
Accounts receivable	—	1,193,491	1,144,024	—	2,337,515
Inventories	—	1,729,593	1,759,159	—	3,488,752
Inter company receivable	6,417,410	4,774,526	10,218,788	(21,410,724)	—
Other current assets	8,143	200,476	1,077,606	—	1,286,225
Total current assets	7,034,524	8,066,358	15,050,742	(21,410,724)	8,740,900
Property and equipment, net	—	471,052	1,621,115	—	2,092,167
Goodwill and other intangible assets, net	475	60,782	353,918	—	415,175
Other assets	2,223,402	155,172	2,131,523	(4,092,715)	417,382
Investment in subsidiaries	1,799,956	1,677,813	16,641,211	(20,118,980)	—
Total assets	$11,058,357	$10,431,177	$35,798,509	$(45,622,419)	$11,665,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$40,000	$917	$5,245	$—	$46,162
Accounts payable	—	1,772,695	2,788,499	—	4,561,194
Accrued payroll	—	112,692	227,047	—	339,739
Inter company payable	6,559,569	7,309,944	7,541,211	(21,410,724)	—
Other current liabilities	30,553	772,015	1,006,560	—	1,809,128
Total current liabilities	6,630,122	9,968,263	11,568,562	(21,410,724)	6,756,223
Long term liabilities	2,067,421	2,102,483	2,435,962	(4,092,715)	2,513,151
Flextronics International Ltd. shareholders’ equity (deficit)	2,360,814	(1,639,569)	21,758,549	(20,118,980)	2,360,814
Noncontrolling interests	—	—	35,436	—	35,436
Total shareholders’ equity (deficit)	2,360,814	(1,639,569)	21,793,985	(20,118,980)	2,396,250
Total liabilities and shareholders’ equity	$11,058,357	$10,431,177	$35,798,509	$(45,622,419)	$11,665,624

Condensed Consolidating Statements of Operations for the Three-Month Period Ended June 26, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$3,834,526	$3,945,465	$(2,213,743)	$5,566,248
Cost of sales	—	3,442,739	3,984,911	(2,213,743)	5,213,907
Gross profit	—	391,787	(39,446)	—	352,341
Selling, general and administrative expenses	—	60,944	148,441	—	209,385
Intangible amortization	75	731	6,865	—	7,671
Interest and other, net	(267,052)	331,716	(47,995)	—	16,669
Income (loss) from continuing operations before income taxes	266,977	(1,604)	(146,757)	—	118,616
Provision for income taxes	—	9,099	(1,333)	—	7,766
Equity in earnings in subsidiaries	(156,127)	(18,807)	35,653	139,281	—
Net income (loss)	$110,850	$(29,510)	$(109,771)	$139,281	$110,850

Condensed Consolidating Statements of Operations for the Three-Month Period Ended June 27, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$4,511,228	$4,805,682	$(2,674,165)	$6,642,745
Cost of sales	—	4,158,191	4,777,934	(2,674,165)	6,261,960
Gross profit	—	353,037	27,748	—	380,785
Selling, general and administrative expenses	—	54,494	154,783	—	209,277
Intangible amortization	75	623	6,253	—	6,951
Interest and other, net	16,531	259,751	(301,654)	—	(25,372)
Income (loss) from continuing operations before income taxes	(16,606)	38,169	168,366	—	189,929
Provision for income taxes	—	6,648	9,394	—	16,042
Equity in earnings in subsidiaries	190,493	60,982	36,431	(287,906)	—
Net income	$173,887	$92,503	$195,403	$(287,906)	$173,887

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three-Month Period Ended June 26, 2015

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$110,850	$(29,510)	$(109,771)	$139,281	$110,850
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	2,783	(23,490)	(20,897)	44,387	2,783
Unrealized gain on derivative instruments and other, net of zero tax	12,829	4,624	12,829	(17,453)	12,829
Comprehensive income (loss)	$126,462	$(48,376)	$(117,839)	$166,215	$126,462

Condensed Consolidating Statements of Comprehensive Income for the Three-Month Period Ended June 27, 2014

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income	$173,887	$92,503	$195,403	$(287,906)	$173,887
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(4,145)	15,950	5,726	(21,676)	(4,145)
Unrealized gain on derivative instruments and other, net of zero tax	10,725	1,830	10,725	(12,555)	10,725
Comprehensive income	$180,467	$110,283	$211,854	$(322,137)	$180,467

Condensed Consolidating Statements of Cash Flows for the Three-Month Period Ended June 26, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$279,177	$(6,637)	$89,736	$—	362,276
Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(47,108)	(89,728)	—	(136,836)
Acquisition of businesses, net of cash acquired	—	(2,785)	(15,795)	—	(18,580)
Proceeds from divesture of business, net of cash held in divested business	—	—	1,000	—	1,000
Investing cash flows to affiliates	(718,381)	(263,348)	(1,077,202)	2,058,931	—
Other investing activities, net	—	(14,732)	7,152	—	(7,580)
Net cash used in investing activities	(718,381)	(327,973)	(1,174,573)	2,058,931	(161,996)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	595,309	221	18	—	595,548
Repayments of bank borrowings, long-term debt and capital lease obligations	(6,604)	(493)	(1,360)	—	(8,457)
Payments for repurchases of ordinary shares	(99,995)	—	—	—	(99,995)
Net proceeds from issuance of ordinary shares	44,602	—	—	—	44,602
Financing cash flows from affiliates	619,970	377,012	1,061,949	(2,058,931)	—
Other financing activities, net	—	—	(25,252)	—	(25,252)
Net cash provided by financing activities	1,153,282	376,740	1,035,355	(2,058,931)	506,446
Effect of exchange rates on cash and cash equivalents	24,362	(961)	(27,124)	—	(3,723)
Net increase (decrease) in cash and cash equivalents	738,440	41,169	(76,606)	—	703,003
Cash and cash equivalents, beginning of period	608,971	168,272	851,165	—	1,628,408
Cash and cash equivalents, end of period	$1,347,411	$209,441	$774,559	$—	$2,331,411

Condensed Consolidating Statements of Cash Flows for the Three-Month Period Ended June 27, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(13,025)	$231,140	$(299,284)	$—	$(81,169)
Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(39,690)	(33,227)	—	(72,917)
Proceeds from divestiture of business, net of cash held in divested business	—	—	(5,493)	—	(5,493)
Investing cash flows from (to) affiliates	(1,185,671)	(532,104)	593,559	1,124,216	—
Other investing activities, net	—	(959)	(20,503)	—	(21,462)
Net cash provided by (used in) investing activities	(1,185,671)	(572,753)	534,336	1,124,216	(99,872)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	—	—	26,615	—	26,615
Repayments of bank borrowings, long-term debt and capital lease obligations	—	(393)	(466)	—	(859)
Payments for repurchases of ordinary shares	(105,568)	—	—	—	(105,568)
Net proceeds from issuance of ordinary shares	9,329	—	—	—	9,329
Financing cash flows from (to) affiliates	931,635	347,775	(155,194)	(1,124,216)	—
Other financing activities, net	—	—	300	—	300
Net cash provided by (used in) financing activities	835,396	347,382	(128,745)	(1,124,216)	(70,183)
Effect of exchange rates on cash and cash equivalents	(10,141)	(504)	15,831	—	5,186
Net decrease (increase) in cash and cash equivalents	(373,441)	5,265	122,138	—	(246,038)
Cash and cash equivalents, beginning of period	638,714	210,462	744,552	—	1,593,728
Cash and cash equivalents, end of period	$265,273	$215,727	$866,690	$—	$1,347,690

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise specifically stated, references in this report to “Flextronics,” “the Company,” “we,” “us,” “our” and similar terms mean Flextronics International Ltd. and its subsidiaries.

This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those risks and uncertainties discussed in this section, as well as any risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this report on Form 10-Q, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2015. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

OVERVIEW

We are a globally-recognized leading provider of innovative design, engineering, manufacturing, and supply chain services and solutions that span from sketch to scale; from conceptual sketch to full-scale production. We design, build, ship, and service complete packaged consumer electronics and industrial products for original equipment manufacturers (“OEMs”), through our activities in the following business groups: High Reliability Solutions (“HRS”), which is comprised of our medical business including medical equipment, disposables, drug delivery, and diagnostics; our automotive business, including automotive electronics, automotive lighting, and power electronics; and our defense and aerospace businesses focused on defense, civil aviation, and homeland security; Consumer Technology Group (“CTG”), which includes our mobile devices business, including smart phones; our consumer electronics business, including connected living, wearable electronics, game consoles, and connectivity devices; and our high-volume computing business, including various supply chain solutions for notebook personal computing, tablets and printers; Industrial and Emerging Industries (“IEI”), which is comprised of semiconductor and capital equipment, office solutions, test and measurement, household industrial and lifestyle, industrial automation and kiosks, energy and metering, and lighting; and Integrated Network Solutions (“INS”), which includes radio access base stations, remote radio heads, and small cells for wireless infrastructure; optical, routing, broadcasting, and switching products for the data and video network; server and storage platforms for both enterprise and cloud based deployments; next generation storage and security appliance products and rack level solutions, converged infrastructure and software-defined product solutions.

On July 23, 2015, we introduced our new brand and website to help us more efficiently manage our business opportunities and explain our new product and service offerings. We are shortening our name from Flextronics to “Flex” to signify that our business continues to evolve past the boundaries and confines of electronics alone. Our new tag line, “Live Smarter” highlights our belief that all devices are becoming intelligent and that value will ultimately be created in the “intelligence of things” and the convergence of technologies and digitization of products across multiple industries and market segments.

Our strategy is to provide customers with a full range of cost competitive, vertically-integrated global supply chain solutions through which we can design, build, ship, and service a complete packaged product for our OEM customers. This enables our OEM customers to leverage our supply chain solutions to meet their product requirements throughout the entire product life cycle.

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

We use a portfolio approach to manage our extensive service offerings. As our OEM customers change the way they go to market, we are able to reorganize and rebalance our business portfolio in order to align with our customers' needs and requirements in an effort to optimize operating results. The objective of our business model is to allow us to be flexible and redeploy and reposition our assets and resources as necessary to meet a specific customer's supply chain solutions needs across all of the markets we serve and earn a return on our invested capital above the weighted average cost of that capital.

During the past few years we have made significant efforts to evolve our long-term portfolio towards a higher mix of businesses which possess longer product life cycles and higher margins such as reflected in our IEI and HRS businesses. During the last two fiscal years we launched several programs broadly across our portfolio of services and in some instances we deployed certain new technologies. Some of these programs have started to yield better results, as demonstrated by our margin improvement while our sales decreased compared to the prior year. We continue to invest in innovation and we have expanded our design and engineering relationships through our product innovation centers.

We believe that our business transformation has strategically positioned us to take advantage of the long-term, future growth prospects for outsourcing of advanced manufacturing capabilities, design and engineering services and after-market services, which remain strong.

We are one of the world's largest providers of global supply chain solutions, with revenues of $5.6 billion for the three-month period ended June 26, 2015 and $26.1 billion in fiscal year 2015. The following tables set forth the relative percentages and dollar amounts of net sales and net property and equipment, by country, based on the location of our manufacturing sites:

	Three-Month Periods Ended
Net sales:	June 26, 2015		June 27, 2014
	(In thousands)
China	$1,836,188	33%	$2,550,230	38%
Mexico	906,879	16%	849,598	13%
U.S.	642,589	11%	754,720	11%
Malaysia	545,370	10%	541,113	8%
Brazil	484,130	9%	596,647	9%
Other	1,151,092	21%	1,350,417	21%
	$5,566,248		$6,642,725

	As of		As of
Property and equipment, net:	June 26, 2015		March 31, 2015
	(In thousands)
China	$796,608	37%	$776,914	37%
U.S.	317,501	15%	314,613	15%
Mexico	293,754	13%	364,435	17%
Malaysia	164,494	8%	165,779	8%
Brazil	107,616	5%	103,496	5%
Other	463,248	22%	366,930	18%
	$2,143,221		$2,092,167

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

Refer to the accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, where we discuss our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this document. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Annual Report on Form 10-K.

	Three-Month Periods Ended
	June 26, 2015	June 27, 2014
Net sales	100.0%	100.0%
Cost of sales	93.7	94.3
Gross profit	6.3	5.7
Selling, general and administrative expenses	3.8	3.2
Intangible amortization	0.1	0.1
Interest and other, net	0.3	0.3
Other charges (income), net	0.0	(0.7)
Income before income taxes	2.1	2.8
Provision for income taxes	0.1	0.2
Net income	2.0%	2.6%

Net sales

The following table sets forth our net sales by business group and their relative percentages. Historical information has been recast to reflect realignment of customers and/or products between business groups to ensure comparability:

	Three-Month Periods Ended
Business groups:	June 26, 2015		June 27, 2014
	(In thousands)
Integrated Network Solutions	$1,966,562	35%	$2,440,425	37%
Consumer Technology Group	1,564,964	28%	2,222,141	33%
Industrial & Emerging Industries	1,130,138	21%	1,124,466	17%
High Reliability Solutions	904,584	16%	855,713	13%
	$5,566,248		$6,642,745

Net sales during the three-month period ended June 26, 2015 totaled $5.6 billion, representing a decrease of approximately $1.0 billion, or 16% from $6.6 billion during the three-month period ended June 27, 2014. The decline in net sales was primarily due to $0.7 billion and $0.5 billion decreases in our CTG and INS business groups, respectively, predominantly due to softness in our mobile devices business as well as broad declines in our telecom, server and storage businesses. These decreases were offset by small increases in our HRS business group, attributable to higher sales to our medical customers. Net sales decreased $0.7 billion to $2.7 billion in Asia, $0.2 billion to $2.0 billion in the Americas and $0.2 billion to $0.9 billion in Europe, respectively.

Our ten largest customers during the three-month period ended June 26, 2015 and June 27, 2014 accounted for approximately 45% and 53% of net sales, respectively. Motorola Mobility (including net sales from its parent Lenovo) accounted for more than 10% of net sales during the three-month period ended June 26, 2015. Motorola Mobility (including net sales from its former parent Google at that time) accounted for more than 10% of net sales during the three-month period ended June 27, 2014.

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

Gross profit during the three-month period ended June 26, 2015 decreased $28.4 million to $352.3 million, or 6.3% of net sales, from $380.8 million, or 5.7% of net sales, during the three-month period ended June 27, 2014. Gross margins improved 60 basis points in the three-month period ended June 26, 2015 compared to that of the three-month period ended June 27, 2014 primarily as a result of increased sales from our higher margin HRS business group coupled with improved operational efficiencies, which was offset by a decrease in the gross margin of our IEI business group due to underperformance on certain program ramps during the quarter and heavier investments in segment resources.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) amounted to $209.4 million, or 3.8% of net sales, during the three-month period ended June 26, 2015, remaining consistent from the three-month period ended June 27, 2014, which amounted to $209.3 million, or 3.2% of net sales. The slight increase in SG&A compared to the prior year is due to an increase of share-based compensation expense of $4.0 million, offset by $3.9 million of cost reductions as we continue to drive productivity and efficiency improvements.

We expect SG&A to increase in subsequent periods as we integrate new acquisitions.

Intangible amortization

Amortization of intangible assets increased by $0.7 million during the three-month period ended June 26, 2015 to $7.7 million from $7.0 million for the three-month period ended June 27, 2014. The increase is primarily due to incremental amortization expense on intangible assets relating to our acquisitions completed during the latter part of fiscal year 2015. We expect intangible amortization to increase in subsequent periods due to previously announced acquisitions that have closed at the beginning of our second quarter ending September 25, 2015.

Interest and other, net

Interest and other, net was $16.5 million during the three-month period ended June 26, 2015 compared to $18.6 million during the three-month period ended June 27, 2014. The decrease in interest and other, net of $2.1 million was primarily due to an increase of foreign currency gain in the current period of $3.6 million, offset by an increase of interest expense of $1.6 million primarily from the new 4.750% Notes due June 15, 2025 as further discussed in note 6 to the condensed consolidated financial statements. We expect interest and other, net to increase in subsequent periods for the interest expense on the 4.750% Notes.

Other charges (income), net

Other charges (income), net was $44.0 million of other income during the three-month period ended June 27, 2014 principally as a result of the reversal of a contractual obligation with a certain customer recognized during the fourth quarter of fiscal year 2014 in the amount of $55.0 million. This was partially offset by an $11.0 million loss in connection with the disposition of a manufacturing facility in Western Europe.

Income taxes

Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to note 13, “Income Taxes” of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 for further discussion.

Our policy is to provide a valuation allowance against deferred tax assets that in our estimation are not more likely than not to be realized.

The consolidated effective tax rate was 6.5% and 8.4% for the three-month periods ended June 26, 2015 and June 27, 2014, respectively, and varies from the Singapore statutory rate of 17.0% as a result of recognition of earnings in different jurisdictions, operating loss carryforwards, income tax credits, previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effect of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia and Israel. We generate most of our revenues and profits from operations outside of Singapore. The effective tax rate for the three-month periods ended June 26, 2015 is lower than the effective tax rate for the three-month periods ended June 27, 2014 primarily due to a favorable audit settlement which resulted in the release of an accrual for uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES

As of June 26, 2015, we had cash and cash equivalents of approximately $2.3 billion and bank and other borrowings of approximately $2.7 billion, of which approximately $595.3 million relates to proceeds received from a debt offering during the three-month period ended June 26, 2015. In the beginning of our second quarter ending September 25, 2015, we paid approximately $555.0 million, net of cash acquired, related to the acquisition of MCi, of which approximately $477.0 million was paid to acquire the outstanding share capital and approximately $78.0 million was paid to retire the pre-existing debt. We also paid approximately $69.5 million in the beginning of the second quarter ending September 25, 2015, to acquire an optical transport plant from Alcatel-Lucent. We have a $1.5 billion revolving credit facility that expires in March 2019, under which there were no borrowings outstanding as of the end of the quarter. As of June 26, 2015, we were in compliance with the covenants under each of our existing credit facilities and indentures.

Cash provided by operating activities was $362.3 million during the three-month period ended June 26, 2015. This resulted primarily from $110.9 million of net income for the period plus adjustments for $110.1 million of non-cash charges such as depreciation, amortization, and other impairment charges, and by $141.3 million from changes in our operating assets and liabilities. These changes were mainly related to a decrease in accounts receivable and inventory driven by the decline in sales activity, offset by a decrease in accounts payable due to timing of payments to suppliers.

For the quarterly periods indicated, certain key liquidity metrics were as follows:

Three-Month Periods Ended
	June 26, 2015	March 31, 2015	June 27, 2014
Days in trade accounts receivable	46 days	46 days	45 days
Days in inventory	60 days	58 days	52 days
Days in accounts payable	78 days	77 days	69 days
Cash conversion cycle	28 days	27 days	28 days

Days in trade accounts receivable was calculated as average accounts receivable for the current and prior quarters, adding back the reduction in accounts receivable resulting from non-cash accounts receivable sales, divided by annualized sales for the current quarter by day. During the three-month period ended June 26, 2015, days in trade accounts receivable increased by 1 day compared to the three-month period ended June 27, 2014 largely due to timing of invoicing customers during the current period. Non-cash accounts receivable sales or deferred purchase price receivables included for the purposes of the calculation were $516.3 million, $600.7 million, and $463.1 million for the quarters ended June 26, 2015, March 31, 2015, and June 27, 2014, respectively. Deferred purchase price receivables are recorded in other current assets in the condensed consolidated balance sheets. For further information regarding deferred purchase price receivables see note 10 to the condensed consolidated financial statements.

Days in inventory was calculated as the average inventory for the current and prior quarters divided by annualized cost of sales for the respective quarter by day. Days in inventory increased by 8 days compared to the three-month period ended June 27, 2014 primarily as a result of increased inventory driven from several programs launched in the latter part of fiscal year 2015 coupled with lower than expected sales activity in the current quarter.

Days in accounts payable was calculated as the average accounts payable for the current and prior quarters divided by annualized cost of sales for the respective quarter by day. Days in accounts payable increased by 9 days during the three-month period ended June 26, 2015, compared to the three-month period ended June 27, 2014 primarily due to timing of payments, combined with lower cost of sales.

Our cash conversion cycle was calculated as the sum of days of inventory and days of accounts receivables outstanding less days payable outstanding. Our cash conversion cycle remained constant at 28 days for both periods ended June 26, 2015 and June 27, 2014, respectively, due to the factors for each of the components in the calculation discussed above.

Cash used in investing activities amounted to $162.0 million during the three-month period ended June 26, 2015. This resulted primarily from $136.8 million of net capital expenditures for property and equipment to support certain programs. We also paid $18.6 million for the acquisition of three businesses completed during the three-month period ended June 26, 2015. Other investing activities includes $12.2 million of proceeds from the sale of certain assets that were purchased on behalf of a customer and financed by a third party banking institution.

We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our free cash flow is calculated as cash from operations less net purchases of property and equipment. Our free cash flows for the three-month period ended June 26, 2015 was $225.4 million compared to a use of $154.1 million for the three-month period ended June 27, 2014. Free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Three-Month Periods Ended
	June 26, 2015	June 27, 2014
	(In thousands)
Net cash provided by operating activities	$362,276	$(81,169)
Purchases of property and equipment	(138,348)	(87,101)
Proceeds from the disposition of property and equipment	1,512	14,184
Free cash flow	$225,440	$(154,086)

Cash provided by financing activities was $506.4 million during the three-month period ended June 26, 2015, which was primarily for net proceeds from bank borrowings and long-term debt of $595.5 million mainly resulting from our new debt issuance discussed further in note 5 to the condensed consolidated financial statements, and $44.6 million from the issuance of our shares for option exercises. These cash inflows were partially offset by cash paid for the repurchase of our ordinary shares in the amount of $100.0 million.

Our cash balances are held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months. As of June 26, 2015 and March 31, 2015, over half of our cash and cash equivalents was held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated, under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $800.0 million as of March 31, 2015). Repatriation could result in an additional income tax payment, however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.

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

Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Extraordinary General Meeting which was held on August 28, 2014. During the three-month period ended June 26, 2015, we paid $100.0 million to repurchase shares (under the current repurchase plan) at an average price of $12.25 per share. As of June 26, 2015, shares in the aggregate amount of $144.0 million were available to be repurchased under the current plan.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2015. There have been no material changes in our contractual obligations and commitments since March 31, 2015.

OFF-BALANCE SHEET ARRANGEMENTS

We sell designated pools of trade receivables to unaffiliated financial institutions under our ABS programs, and in addition to cash, we receive a deferred purchase price receivable for each pool of the receivables sold. Each of these deferred purchase price receivables serves as additional credit support to the financial institutions and is recorded at its estimated fair value. As of June 26, 2015 and March 31, 2015, the fair values of our deferred purchase price receivable were approximately $516.3 million and $600.7 million, respectively. As of June 26, 2015 and March 31, 2015, the outstanding balances on receivables sold for cash were $1.4 billion and $1.3 billion, respectively, under all our accounts receivable sales programs, which are not included in our condensed consolidated balance sheets. For further information see note 10 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the three-month period ended June 26, 2015 as compared to the fiscal year ended March 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 26, 2015, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 26, 2015 such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our first quarter of fiscal year 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material legal proceedings, see note 13 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2015, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of our ordinary shares made by us for the period from April 1, 2015 through June 26, 2015:

Period (2)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - May 8, 2015	2,458,116	$12.27	2,458,116	$208,259,255
May 9 - May 29, 2015	2,148,955	$12.30	2,148,955	$181,820,982
May 30 - June 26, 2015	3,138,132	$12.06	3,138,132	$143,972,814
Total	7,745,203		7,745,203

____________________________________________________________

(1)         During the period from April 1, 2015 through June 26, 2015, all purchases were made pursuant to the programs discussed below in open market transactions.  All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)         On August 28, 2014, our Board of Directors authorized the repurchase of our outstanding ordinary shares for up to $500 million.  This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Extraordinary General Meeting held on the same date as the Board authorization. As of June 26, 2015, shares in the aggregate amount of $144.0 million were available to be repurchased under the current plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits — See Index to Exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXTRONICS INTERNATIONAL LTD.
(Registrant)

/s/ Michael M. McNamara
Michael M. McNamara
Chief Executive Officer
(Principal Executive Officer)

Date:	July 27, 2015
/s/ Christopher Collier
Christopher Collier
Chief Financial Officer
(Principal Financial Officer)

Date:	July 27, 2015

EXHIBIT INDEX

			Incorporated by Reference			Filed
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith

4.01	Indenture, dated as of June 8, 2015, by and between the Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee.	8-K	000-23354	6/8/2015	4.1
4.02	Form of 4.750% Note due 2025 (included in Exhibit 4.1).	8-K	000-23354	6/8/2015	4.2
4.03	Registration Rights Agreement, dated as of June 8, 2015, by and between the Company, the Guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, BNP Paribas Securities Corp. and Citigroup Global Markets Inc., as representatives of the initial purchasers named therein.	8-K	000-23354	6/8/2015	4.3
10.01	Description of Annual Bonus Incentive Plan for Fiscal 2016.					X
10.02	Description of Performance Long Term Incentive Plan for Fiscal 2016.					X
15.01	Letter in lieu of consent of Deloitte & Touche LLP.					X
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01
Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
X
32.02
Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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