Form 10-Q
period 2015-09-25
FLEXTRONICS INTERNATIONAL LTD.
filed 2015-10-26
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 20, 2015
Ordinary Shares, No Par Value	556,305,165

FLEXTRONICS INTERNATIONAL LTD.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Report of Independent Registered Public Accounting Firm	3
	Condensed Consolidated Balance Sheets (unaudited) — September 25, 2015 and March 31, 2015	4
	Condensed Consolidated Statements of Operations (unaudited) — Three-Month and Six-Month Periods Ended September 25, 2015 and September 26, 2014	5
	Condensed Consolidated Statements of Comprehensive Income (unaudited) — Three-Month and Six-Month Periods Ended September 25, 2015 and September 26, 2014	6
	Condensed Consolidated Statements of Cash Flows (unaudited) — Six-Month Periods Ended September 25, 2015 and September 26, 2014	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	45
Signatures		46

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flextronics International Ltd.
Singapore

We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of September 25, 2015, and the related condensed consolidated statements of operations and of comprehensive income for the three-month and six-month periods ended September 25, 2015, and September 26, 2014, and the condensed consolidated statements of cash flows for the six-month periods ended September 25, 2015 and September 26, 2014. These interim financial statements are the responsibility of the Company’s management.

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
October 26, 2015

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 25, 2015	As of March 31, 2015
	(In thousands, except share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,668,427	$1,628,408
Accounts receivable, net of allowance for doubtful accounts	2,546,810	2,337,515
Inventories	3,561,326	3,488,752
Other current assets	1,208,931	1,286,225
Total current assets	8,985,494	8,740,900
Property and equipment, net	2,218,030	2,092,167
Goodwill and other intangible assets, net	981,838	415,175
Other assets	474,977	417,382
Total assets	$12,660,339	$11,665,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$47,972	$46,162
Accounts payable	4,787,941	4,561,194
Accrued payroll	401,000	339,739
Other current liabilities	1,795,867	1,809,128
Total current liabilities	7,032,780	6,756,223
Long-term debt, net of current portion	2,618,178	2,037,571
Other liabilities	553,806	475,580
Commitments and contingencies (Note 13)
Shareholders’ equity
Flextronics International Ltd. shareholders’ equity
Ordinary shares, no par value; 607,536,479 and 613,562,761 issued, and 557,297,124 and 563,323,406 outstanding as of September 25, 2015 and March 31, 2015, respectively	7,111,513	7,265,827
Treasury stock, at cost; 50,239,355 shares as of September 25, 2015 and March 31, 2015	(388,215)	(388,215)
Accumulated deficit	(4,102,466)	(4,336,293)
Accumulated other comprehensive loss	(200,704)	(180,505)
Total Flextronics International Ltd. shareholders’ equity	2,420,128	2,360,814
Noncontrolling interests	35,447	35,436
Total shareholders’ equity	2,455,575	2,396,250
Total liabilities and shareholders’ equity	$12,660,339	$11,665,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Six-Month Periods Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
	(In thousands, except per share amounts) (Unaudited)
Net sales	$6,316,762	$6,528,517	$11,883,010	$13,171,262
Cost of sales	5,919,846	6,151,436	11,133,753	12,413,396
Gross profit	396,916	377,081	749,257	757,866
Selling, general and administrative expenses	216,796	204,590	426,181	413,867
Intangible amortization	16,127	8,232	23,798	15,183
Interest and other, net	22,035	12,506	38,540	31,143
Other charges (income), net	1,678	(2,584)	1,842	(46,593)
Income before income taxes	140,280	154,337	258,896	344,266
Provision for income taxes	17,303	15,434	25,069	31,476
Net income	$122,977	$138,903	$233,827	$312,790

Earnings per share
Basic	$0.22	$0.24	$0.41	$0.53
Diluted	$0.22	$0.23	$0.41	$0.52
Weighted-average shares used in computing per share amounts:
Basic	563,333	585,760	564,417	586,497
Diluted	569,655	595,871	573,288	598,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended		Six-Month Periods Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
	(In thousands) (Unaudited)
Net income	$122,977	$138,903	$233,827	$312,790
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(30,267)	(5,683)	(27,484)	(9,828)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	(5,544)	(2,433)	7,285	8,292
Comprehensive income	$87,166	$130,787	$213,628	$311,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Periods Ended
	September 25, 2015	September 26, 2014
	(In thousands) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$233,827	$312,790
Depreciation, amortization and other impairment charges	230,894	260,328
Changes in working capital and other	197,274	(266,873)
Net cash provided by operating activities	661,995	306,245
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(296,401)	(167,204)
Proceeds from the disposition of property and equipment	2,383	28,809
Acquisition and divestiture of businesses, net of cash acquired and cash held in divested business	(641,913)	(38,082)
Other investing activities, net	(10,516)	(28,855)
Net cash used in investing activities	(946,447)	(205,332)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	595,553	11,387
Repayments of bank borrowings and long-term debt	(21,090)	(9,185)
Payments for repurchases of ordinary shares	(241,978)	(206,771)
Net proceeds from issuance of ordinary shares	49,074	11,412
Other financing activities, net	(37,872)	3,382
Net cash provided by (used in) financing activities	343,687	(189,775)
Effect of exchange rates on cash and cash equivalents	(19,216)	9,486
Net increase (decrease) in cash and cash equivalents	40,019	(79,376)
Cash and cash equivalents, beginning of period	1,628,408	1,593,728
Cash and cash equivalents, end of period	$1,668,427	$1,514,352

Non-cash investing activity:
Unpaid purchases of property and equipment	$99,178	$51,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION

Organization of the Company

Flextronics International Ltd. ("Flex", or the "Company") was incorporated in the Republic of Singapore in May 1990. The Company's operations have expanded over the years through a combination of organic growth and acquisitions. The Company is a globally-recognized leading provider of innovative design, engineering, manufacturing, and supply chain services and solutions that span from sketch to scale; from conceptual sketch to full-scale production. The Company designs, builds, ships and services complete packaged consumer electronics and industrial products for original equipment manufacturers ("OEMs"), through its activities in the following reportable segments: High Reliability Solutions ("HRS"), which is comprised of medical business including medical equipment, disposables, drug delivery, and diagnostics; our automotive business, including automotive electronics, automotive lighting, and power electronics; and defense and aerospace businesses focused on defense, civil aviation, and homeland security; Consumer Technology Group ("CTG"), which includes mobile devices business, including smart phones; consumer electronics business, including connected living, wearable electronics, digital health, game consoles, and connectivity devices; and high-volume computing business, including various supply chain solutions for notebook personal computing, tablets, and printers; Industrial and Emerging Industries ("IEI"), which is comprised of semiconductor and capital equipment, office solutions, household industrial and lifestyle, industrial automation and kiosks, energy and metering, and lighting; and Integrated Network Solutions ("INS"), which includes radio access base stations, remote radio heads, and small cells for wireless infrastructure; optical, routing, broadcasting and switching products for the data and video network; server and storage platforms for both enterprise and cloud based deployments; next generation storage and security appliance products; and rack level solutions, converged infrastructure and software defined product solutions. The Company's strategy is to provide customers with a full range of cost competitive, vertically integrated global supply chain solutions through which the Company can design, build, ship and service a complete packaged product for its OEM customers. This enables our OEM customers to leverage the Company's supply chain solutions to meet their product requirements throughout the entire product life cycle.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2015 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended September 25, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016.

The first quarters for fiscal year 2016 and fiscal year 2015 ended on June 26, 2015 and June 27, 2014, respectively. The second quarters for fiscal year 2016 and fiscal year 2015 ended on September 25, 2015 and September 26, 2014, respectively.

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

Recent Accounting Pronouncement

In September 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance to simplify the accounting for adjustments made to provisional amounts recognized in a business combination. Under previous guidance, the acquirer retrospectively adjusted the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill, and would have to revise comparative information for prior periods presented in financial statements as needed. The update requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The new guidance is effective for the Company beginning fiscal year 2017, with early application permitted. The Company is currently assessing the impact of this update and the timing of adoption.

In July 2015, the FASB issued new guidance to simplify the measurement of inventory, by requiring that inventory be measured at the lower of cost and net realizable value. Prior to the issuance of the new guidance, inventory was measured at the lower of cost or market. This guidance is effective for the Company beginning in the first quarter of fiscal year 2018, with early application permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the impact of this update and the timing of adoption.

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

2.  BALANCE SHEET ITEMS

Inventories

The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of September 25, 2015	As of March 31, 2015
	(In thousands)
Raw materials	$2,265,927	$2,330,428
Work-in-progress	669,280	557,786
Finished goods	626,119	600,538
	$3,561,326	$3,488,752

Goodwill and Other Intangible Assets

The following table summarizes the activity in the Company’s goodwill account for each of its four segments during the six-month period ended September 25, 2015:

	HRS	CTG	IEI	INS	Amount
	(In thousands)
Balance, beginning of the year	$93,138	$68,234	$64,221	$108,038	$333,631
Additions (1)	292,608	—	2,982	3,575	299,165
Purchase accounting adjustments (2)	125	—	—	—	125
Foreign currency translation adjustments	(5,562)	—	—	—	(5,562)
Balance, end of the period	$380,309	$68,234	$67,203	$111,613	$627,359

(1)
The goodwill generated from the Company’s business combinations completed during the six-month period ended September 25, 2015 is primarily related to value placed on the acquired employee workforces, service offerings and capabilities of the acquired businesses. The goodwill is not deductible for income tax purposes. See note 12 for additional information.

(2)
Includes adjustments based on management's estimates resulting from their review and finalization of the valuation of assets and liabilities acquired through certain business combinations completed in a period subsequent to the respective acquisition. These adjustments were not individually, nor in the aggregate, significant to the Company.

The components of acquired intangible assets are as follows:

	As of September 25, 2015			As of March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets:
Customer-related intangibles	$279,204	$(93,401)	$185,803	$133,853	$(80,506)	$53,347
Licenses and other intangibles	190,742	(22,066)	168,676	39,985	(11,788)	28,197
Total	$469,946	$(115,467)	$354,479	$173,838	$(92,294)	$81,544

The gross carrying amounts of intangible assets are removed when the recorded amounts have been fully amortized.  During the six-month period ended September 25, 2015, the total value of intangibles assets increased primarily in connection with the Company's acquisition of Mirror Controls International ("MCi"). This acquisition contributed an additional $131.4 million in customer-related intangible assets, and $148.6 million in licenses and other intangibles assets. See note 12 for additional information. The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2016 (1)	$30,583
2017	54,734
2018	48,934
2019	44,593
2020	39,971
Thereafter	135,664
Total amortization expense	$354,479
____________________________________________________________

(1)	Represents estimated amortization for the remaining six-month period ending March 31, 2016.

Other Current Assets

Other current assets includes approximately $537.6 million and $600.7 million as of September 25, 2015 and March 31, 2015, respectively, for the deferred purchase price receivable from the Company's Global and North American Asset-Backed Securitization programs. See note 10 for additional information.

In connection with a prior acquisition, the Company entered into an agreement with a customer and a third party banking institution to procure certain manufacturing equipment that was financed by the third party banking institution, acting as an agent of the customer.  The manufacturing equipment was used exclusively for the benefit of this customer.  The Company cannot be required to pay cash by either the customer or the third party banking institution.

During fiscal year 2015, the Company ceased manufacturing of the product related to the financed equipment.  As a result, the Company as an agent on behalf of the customer is in the process of dispositioning the equipment and forwarding the proceeds to the third party banking institution reducing the outstanding obligation. Included in other current assets is the value of the certain assets purchased on behalf of a customer and financed by a third party banking institution in the amounts of $83.7 million and $169.2 million as of September 25, 2015 and March 31, 2015, respectively. Additionally, other current assets as of September 25, 2015 includes an amount of $73.6 million relating to these assets that have been sold to third parties but not yet collected.

During the six-month period ended September 25, 2015, the Company disposed of all of the assets and the remaining amount of $83.7 million reflects the shortfall between the original purchase price of these assets and the amount recovered by selling them to third parties. The Company expects this amount to be funded by the customer, which in turn would be paid back to the third party banking institution.

Other Current Liabilities

Other current liabilities includes customer working capital advances of $147.1 million and $189.6 million, customer-related accruals of $506.2 million and $454.8 million, and deferred revenue of $278.4 million and $272.6 million as of September 25, 2015 and March 31, 2015, respectively. The customer working capital advances are not interest-bearing, do not have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production. Other current liabilities also includes the outstanding balance due to the third party banking institution related to the financed equipment discussed above, that amounted to $161.5 million and $197.7 million as of September 25, 2015 and March 31, 2015, respectively.

3.  SHARE-BASED COMPENSATION

The following table summarizes the Company’s share-based compensation expense:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
	(In thousands)
Cost of sales	$2,015	$1,868	$4,033	$3,478
Selling, general and administrative expenses	14,185	9,051	28,293	19,122
Total share-based compensation expense	$16,200	$10,919	$32,326	$22,600

Total unrecognized compensation expense related to share options is not significant. As of September 25, 2015, the number of options outstanding and exercisable was 5.8 million at a weighted-average exercise price of $5.44 per share.

During the six-month period ended September 25, 2015, the Company granted 6.1 million unvested share bonus awards under the Company's 2010 Equity Incentive Plan. Of this amount, approximately 5.2 million unvested share bonus awards have an average grant date price of $11.97 per share. Further, approximately 0.7 million of these unvested shares represents the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions. The average grant date fair value of these awards contingent on certain market conditions was estimated to be $14.96 per award and was calculated using a Monte Carlo simulation. The remaining 0.2 million of unvested shares bonus awards have an average grant date price of $12.10 per share and represents the target amount of grants made to certain executive officers whereby vesting is contingent on meeting certain free cash flow targets. The number of shares contingent on market conditions that ultimately will vest range from zero up to a maximum of 1.4 million based on a measurement of the percentile rank of the Company’s total shareholder return over a certain specified period against the Standard and Poor’s (“S&P”) 500 Composite Index and will cliff vest after a period of three years, if such market conditions have been met. The number of shares contingent on free cash flow targets that ultimately will vest range from zero up to a maximum of 0.4 million of the target payment based on a measurement of cumulative three-year increase of free cash flow from operations of the Company, and will cliff vest after a period of three years.

As of September 25, 2015, approximately 17.3 million unvested share bonus awards were outstanding, of which vesting for a targeted amount of 3.7 million is contingent primarily on meeting certain market conditions. The number of shares that will ultimately be issued can range from zero to 7.4 million based on the achievement levels of the respective conditions. During the six-month period ended September 25, 2015, 2.2 million shares vested in connection with the share bonus awards with market conditions granted in fiscal year 2013, and 0.5 million shares vested in connection with the share bonus awards with market conditions granted in fiscal year 2012.

As of September 25, 2015, total unrecognized compensation expense related to unvested share bonus awards is $122.5 million, net of estimated forfeitures, and will be recognized over a weighted-average remaining vesting period of 2.76 years. Approximately $20.0 million of the total unrecognized compensation cost, net of estimated forfeitures, is related to awards whereby vesting is contingent on meeting certain market conditions.

Subsequent to September 25, 2015, in conjunction with the acquisition of NEXTracker Inc. ("NEXTracker"), the Company agreed to assume all of the outstanding, unvested restricted stock units and outstanding, unvested options to purchase shares of common stock of NEXTracker.

4.  EARNINGS PER SHARE

The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share attributable to the shareholders of Flextronics International Ltd.:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
	(In thousands, except per share amounts)
Net income	$122,977	$138,903	$233,827	$312,790
Shares used in computation:
Weighted-average ordinary shares outstanding	563,333	585,760	564,417	586,497
Basic earnings per share	0.22	0.24	0.41	0.53

Diluted earnings per share:
Net income	$122,977	$138,903	$233,827	$312,790
Shares used in computation:
Weighted-average ordinary shares outstanding	563,333	585,760	564,417	586,497
Weighted-average ordinary share equivalents from stock options and awards (1) (2)	6,322	10,111	8,871	12,089
Weighted-average ordinary shares and ordinary share equivalents outstanding	569,655	595,871	573,288	598,586
Diluted earnings per share	0.22	0.23	0.41	0.52

____________________________________________________________
(1)         Options to purchase ordinary shares of 1.1 million and 7.0 million during the three-month periods ended September 25, 2015 and September 26, 2014, respectively, and share bonus awards of 5.3 million and 0.8 million for the three-month periods ended September 25, 2015 and September 26, 2014, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

(2)         Options to purchase ordinary shares of 1.2 million and 12.1 million during the six-month periods ended September 25, 2015 and September 26, 2014, respectively, and share bonus awards of 2.9 million and 0.4 million for the six-month periods ended September 25, 2015 and September 26, 2014, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

5.  BANK BORROWINGS AND LONG TERM DEBT

Bank borrowings and long-term debt are as follows:

	As of September 25, 2015	As of March 31, 2015
	(In thousands)
Term Loan, including current portion, due in installments through August 2018	$588,750	$592,500
Term Loan, including current portion, due in installments through March 2019	468,750	475,000
4.625% Notes due February 2020	500,000	500,000
5.000% Notes due February 2023	500,000	500,000
4.750% Notes due June 2025	595,402	—
Other	13,248	16,233
Total	$2,666,150	$2,083,733

The weighted-average interest rates for the Company’s long-term debt were 3.5% and 3.2% as of September 25, 2015 and March 31, 2015, respectively,

On June 8, 2015, the Company issued $600 million of 4.750% Notes ("Notes") due June 15, 2025 in a private offering pursuant to Rule 144A and Regulation S under the Securities Act, at a discount of 99.213%, and an effective rate of approximately 4.850%. The Company received net proceeds of approximately $595.3 million from the issuance which will be used for general corporate purposes.

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

The indenture governing the Notes contains covenants that, among other things, restrict the ability of the Company and certain of the Company's subsidiaries to create liens; enter into sale-leaseback transactions; create, incur, issue, assume or guarantee any funded debt; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's assets to, another person, or permit any other person to consolidate, merge, combine or amalgamate with or into the Company. These covenants are subject to a number of significant limitations and exceptions set forth in the indenture. The indenture also provides for customary events of default, including, but not limited to, cross defaults to certain specified other debt of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Notes will become due and payable immediately without further action or notice. If any other event of default under the agreement occurs or is continuing, the applicable trustee or holders of at least 25% in aggregate principal amount of the then outstanding Notes may declare all of the Notes to be due and payable immediately, but upon certain conditions such declaration and its consequences may be rescinded and annulled by the holders of a majority in principal amount of the Notes. As of September 25, 2015, the Company was in compliance with the covenants in the indenture governing the Notes.

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

Repayment of the Company’s long term debt outstanding as of September 25, 2015 is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2016 (1)	$30,000
2017	52,500
2018	52,500
2019	922,500
2020	500,000
Thereafter	1,108,650
Total	$2,666,150

____________________________________________________________

(1)	Represents scheduled repayment for the remaining six-month period ending March 31, 2016.

On September 30, 2015, the Company amended its $2.0 billion credit facility to increase the $500 million term loan maturing in March 2019 by an additional borrowing of $100.0 million. All other terms remained unchanged.
On October 1, 2015, the Company entered into a €50 million (approximately $56.0 million as of September 25, 2015), 5-year, unsecured, term-loan agreement due September 30, 2020.

6.  INTEREST AND OTHER, NET

During the three-month and six-month periods ended September 25, 2015, the Company recognized interest expense of $25.1 million and $45.2 million, respectively, on its debt obligations outstanding during the periods. During the three-month and six-month periods ended September 26, 2014, the Company recognized interest expense of $19.0 million and $37.5 million, respectively.

During the three-month and six-month periods ended September 25, 2015, the Company recognized interest income of $4.3 million and $7.8 million, respectively. During the three-month and six-month periods ended September 26, 2014, the Company recognized interest income of $4.8 million and $10.1 million, respectively.

During the three-month and six-month periods ended September 25, 2015, the Company recognized gains on foreign exchange transactions of $12.4 million and $14.6 million, respectively.  During the three-month and six-month periods ended September 26, 2014, the Company recognized gains on foreign exchange transactions of $6.8 million and $5.4 million, respectively.

During the three-month and six-month periods ended September 25, 2015, the Company incurred $8.1 million of acquisition-related costs.

7.  OTHER CHARGES (INCOME), NET

During the three-month and six-month periods ended September 25, 2015, the Company incurred expenses of $1.6 million related to a refund in connection with the disposition of a certain manufacturing facility in Western Europe.

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

Further, during the six-month period ended September 26, 2014, the Company recognized a loss of $11.0 million in connection with the disposition of a manufacturing facility in Western Europe. The Company received $11.5 million in cash for the sale of $27.2 million in net assets of the facility. The loss also includes $4.6 million of transaction costs, partially offset by a credit of $9.3 million for the release of cumulative foreign translation gains triggered by the disposition.

8.  FINANCIAL INSTRUMENTS

Foreign Currency Contracts

The Company primarily enters into forward contracts and foreign currency swap contracts to manage the foreign currency risk associated with monetary accounts and anticipated foreign currency denominated transactions. The Company hedges committed exposures and does not engage in speculative transactions. As of September 25, 2015, the aggregate notional amount of the Company’s outstanding foreign currency contracts was $4.9 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	1,543,000	—	$241,709	$—
EUR	4,790	60,780	5,367	69,534
HUF	13,758,000	—	49,370	—
ILS	176,700	—	44,759	—
MXN	1,414,000	—	82,580	—
MYR	196,000	—	45,094	—
Other	N/A	N/A	52,524	500
			521,403	70,034
Other Foreign Currency Contracts
BRL	—	686,000	—	165,929
CAD	19,200	12,500	14,403	9,377
CHF	16,919	43,701	17,320	44,712
CNY	4,719,018	3,236,303	738,966	512,000
DKK	197,200	155,700	29,614	23,382
EUR	597,631	1,007,752	670,293	1,130,041
GBP	32,393	59,840	49,449	91,382
HUF	20,332,000	20,408,000	72,961	73,234
ILS	62,000	85,100	15,705	21,556
JPY	2,256,614	1,700,061	18,807	14,079
MXN	1,473,560	331,830	86,059	19,380
MYR	384,331	94,650	88,423	21,776
SEK	474,290	886,483	56,315	105,026
SGD	43,268	8,348	30,353	5,856
Other	N/A	N/A	91,499	52,884
			1,980,167	2,290,614

Total Notional Contract Value in USD			$2,501,570	$2,360,648

As of September 25, 2015, the fair value of the Company’s short-term foreign currency contracts was not material and is included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the condensed consolidated statements of operations. As of September 25, 2015 and March 31, 2015, the Company also has included net deferred losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to the effective portion of changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. These deferred losses totaled $9.7 million as of September 25, 2015, and are expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations primarily over the next twelve-month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal periods presented and are included as a component of interest and other, net in the condensed consolidated statements of operations.

The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 25, 2015	March 31, 2015	Balance Sheet Location	September 25, 2015	March 31, 2015
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$2,507	$2,896	Other current liabilities	$11,923	$19,729

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$17,119	$22,933	Other current liabilities	$14,581	$11,328

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

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	September 25, 2015			September 26, 2014
	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(55,437)	$(109,456)	$(164,893)	$(22,124)	$(97,452)	$(119,576)
Other comprehensive loss before reclassifications	(13,818)	(30,267)	(44,085)	(2,965)	(3,099)	(6,064)
Net (gains) losses reclassified from accumulated other comprehensive loss	8,274	—	8,274	532	(2,584)	(2,052)
Net current-period other comprehensive loss	(5,544)	(30,267)	(35,811)	(2,433)	(5,683)	(8,116)
Ending balance	$(60,981)	$(139,723)	$(200,704)	$(24,557)	$(103,135)	$(127,692)

	Six-Month Periods Ended
	September 25, 2015			September 26, 2014
	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(68,266)	$(112,239)	$(180,505)	$(32,849)	$(93,307)	$(126,156)
Other comprehensive gain (loss) before reclassifications	(14,419)	(27,636)	(42,055)	(1,965)	2,008	43
Net (gains) losses reclassified from accumulated other comprehensive loss	21,704	152	21,856	10,257	(11,836)	(1,579)
Net current-period other comprehensive gain (loss)	7,285	(27,484)	(20,199)	8,292	(9,828)	(1,536)
Ending balance	$(60,981)	$(139,723)	$(200,704)	$(24,557)	$(103,135)	$(127,692)

Net losses reclassified from accumulated other comprehensive loss during the six-month period ended September 25, 2015 relating to derivative instruments and other includes $20.7 million attributable to the Company’s cash flow hedge instruments which were recognized as a component of cost of sales in the condensed consolidated statement of operations.

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

Substantially all unrealized losses relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three-month and six-month periods ended September 26, 2014, was recognized as a component of cost of sales in the condensed consolidated statement of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges.

10.  TRADE RECEIVABLES SECURITIZATION

The Company sells trade receivables under two asset-backed securitization programs and under an accounts receivable factoring program.

Asset-Backed Securitization Programs

The Company continuously sells designated pools of trade receivables under its Global Asset-Backed Securitization Agreement (the “Global Program”) and its North American Asset-Backed Securitization Agreement (the “North American Program,” collectively, the “ABS Programs”) to affiliated special purpose entities, each of which in turn sells 100% of the receivables to unaffiliated financial institutions. These programs allow the operating subsidiaries to receive a cash payment and a deferred purchase price receivable for sold receivables. Following the transfer of the receivables to the special purpose entities, the transferred receivables are isolated from the Company and its affiliates, and upon the sale of the receivables from the special purpose entities to the unaffiliated financial institutions, effective control of the transferred receivables is passed to the unaffiliated financial institutions, which has the right to pledge or sell the receivables. Although the special purpose entities are consolidated by the Company, they are separate corporate entities and their assets are available first to satisfy the claims of their creditors. The investment limits set by the financial institutions are $700.0 million for the Global Program, of which $600.0 million is committed and $100.0 million is uncommitted, and $265.0 million for the North American Program, of which $225.0 million is committed and $40.0 million is uncommitted. Both programs require a minimum level of deferred purchase price receivable to be retained by the Company in connection with the sales.

The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.1% to 0.5% of serviced receivables per annum. Servicing fees recognized during the three-month and six-month periods ended September 25, 2015 and September 26, 2014 were not material and are included in interest and other, net within the condensed consolidated statements of operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets and liabilities are recognized.

As of September 25, 2015, approximately $1.4 billion of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds of approximately $890.0 million and deferred purchase price receivables of approximately $537.6 million. As of March 31, 2015, approximately $1.3 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $740.7 million and deferred purchase price receivables of approximately $600.7 million. The portion of the purchase price for the receivables which is not paid by the unaffiliated financial institutions in cash is a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in other current assets as of September 25, 2015 and March 31, 2015, and were carried at the expected recovery amount of the related receivables. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a loss on sale of the related receivables and recorded in interest and other, net in the condensed consolidated statements of operations and were immaterial for all periods presented.

As of September 25, 2015 and March 31, 2015, the accounts receivable balances that were sold under the ABS Programs were removed from the condensed consolidated balance sheets and the net cash proceeds received by the Company were included as cash provided by operating activities in the condensed consolidated statements of cash flows.

For the six-month periods ended September 25, 2015 and September 26, 2014, cash flows from sales of receivables under the ABS Programs consisted of approximately $2.4 billion and $2.1 billion, for transfers of receivables, respectively (of which approximately $255.3 million and $76.5 million, respectively, represented new transfers and the remainder proceeds from collections reinvested in revolving-period transfers).

The following table summarizes the activity in the deferred purchase price receivables account:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
	(In thousands)
Beginning balance	$516,287	$463,124	$600,672	$470,908
Transfers of receivables	983,677	720,921	1,750,725	1,499,781
Collections	(962,345)	(757,988)	(1,813,778)	(1,544,632)
Ending balance	$537,619	$426,057	$537,619	$426,057

Trade Accounts Receivable Sale Programs

The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected was approximately $339.1 million and $485.6 million as of September 25, 2015 and March 31, 2015, respectively. For the six-month periods ended September 25, 2015 and September 26, 2014, total accounts receivable sold to certain third party banking institutions was approximately $1.2 billion and $2.3 billion, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.

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

During the three-month period ended September 26, 2014, the Company accrued for certain contingent consideration in connection with its business acquisitions, which is measured at fair value based on internal cash flow models and other inputs.

During the six-month period ended September 25, 2015, no additions to accrual, payments or fair value adjustments were incurred. The following table summarizes the activities related to contingent consideration:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
	(In thousands)
Beginning balance	$4,500	$11,300	$4,500	$11,300
Additions to accrual	—	4,500	—	4,500
Payments	—	—	—	—
Fair value adjustments	—	—	—	—
Ending balance	$4,500	$15,800	$4,500	$15,800

The Company values deferred purchase price receivables relating to its asset-backed securitization program based on a discounted cash flow analysis using unobservable inputs (i.e., level 3 inputs), which are primarily risk free interest rates adjusted for the credit quality of the underlying creditor. Due to its high credit quality and short term maturity the fair value approximates carrying value. Significant increases in either of the major unobservable inputs (credit spread, risk free interest rate) in isolation would result in lower fair value estimates, however the impact is not meaningful. The interrelationship between these inputs is also insignificant. Refer to note 10 for a reconciliation of the change in the deferred purchase price receivable during the three-month and six-month periods ended September 25, 2015 and September 26, 2014.

There were no transfers between levels in the fair value hierarchy during the three-month and six-month periods ended September 25, 2015 and September 26, 2014.

Financial Instruments Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of September 25, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$447,217	$—	$447,217
Deferred purchase price receivable (Note 10)	—	—	537,619	537,619
Foreign exchange contracts (Note 8)	—	19,626	—	19,626
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	8,939	37,676	—	46,615
Liabilities:				0
Foreign exchange contracts (Note 8)	$—	$(26,504)	$—	$(26,504)
Contingent consideration in connection with business acquisitions	—	—	(4,500)	(4,500)

	Fair Value Measurements as of March 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$674,859	$—	$674,859
Deferred purchase price receivable (Note 10)	—	—	600,672	600,672
Foreign exchange contracts (Note 8)	—	25,829	—	25,829
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	9,068	37,041	—	46,109
Liabilities:				0
Foreign exchange contracts (Note 8)	$—	$(31,057)	$—	$(31,057)
Contingent consideration in connection with business acquisitions	—	—	(4,500)	(4,500)

Other financial instruments

The following table presents the Company’s debt not carried at fair value:

	As of September 25, 2015		As of March 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)
Term Loan, including current portion, due in installments through August 2018	$588,750	$586,177	$592,500	$582,131	Level 1
Term Loan, including current portion, due in installments through March 2019	468,750	466,992	475,000	465,500	Level 1
4.625% Notes due February 2020	500,000	520,625	500,000	523,750	Level 1
5.000% Notes due February 2023	500,000	502,750	500,000	543,150	Level 1
4.750% Notes due June 2025	595,402	585,000	—	—	Level 1
Total	$2,652,902	$2,661,544	$2,067,500	$2,114,531

The term loans and Notes due February 2020, February 2023 and June 2025 are valued based on broker trading prices in active markets.

12. BUSINESS AND ASSETS ACQUISITIONS

Acquisition of Mirror Controls International

On June 29, 2015, the Company completed its acquisition of MCi, and paid approximately $555.2 million, net of $27.7 million of cash acquired. This acquisition expanded the Company's capabilities in the automotive market, and was included in the HRS segment. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill.

The following represents the Company's preliminary allocation of the total purchase price to the acquired assets and liabilities of MCi (in thousands):

Current assets:
Accounts receivable	$41,392
Inventories	19,169
Other current assets	2,790
Total current assets	63,351
Property and equipment, net	39,256
Other assets	942
Intangibles	280,000
Goodwill	290,478
Total assets	$674,027

Current liabilities:
Accounts payable	$28,002
Accrued liabilities & other current liabilities	20,677
Total current liabilities	48,679
Other liabilities	70,190
Total aggregate purchase price	$555,158

The intangible assets of $280.0 million is comprised of customer relationships of $131.4 million and licenses and other intangibles assets of $148.6 million. Customer relationships are amortized over a weighted-average estimated useful life of 8 years and licenses and other intangibles assets are amortized over a weighted-average estimated useful life of 10 years. In addition to accounts receivable and inventories, the Company acquired $39.3 million of machinery and equipment and assumed $70.2 million of other liabilities primarily comprised of deferred tax liabilities. The Company incurred $6.7 million in acquisition-related costs related to the acquisition of MCi during the three-month period ended September 25, 2015.

Acquisition of a facility from Alcatel-Lucent

On July 1, 2015, the Company acquired an optical transport facility from Alcatel-Lucent for approximately $67.5 million, which expanded its capabilities in the telecom market and was included in the INS segment. The Company acquired primarily $55.0 million of inventory, $10.0 million of property and equipment primarily comprised of a building and land, and recorded goodwill and intangible assets for a customer relationship of $3.6 million and $2.1 million, respectively, and assumed $3.2 million in other net liabilities in connection with this acquisition. The customer relationship intangible will amortize over a weighted-average estimated useful life of 5 years. Acquisition-related costs for this acquisition were immaterial.

Other business acquisitions

Additionally, during the six-month period ended September 25, 2015, the Company completed three acquisitions that were not individually, nor in the aggregate, significant to the consolidated financial position, results of operations and cash flows of the Company.  Two of the acquired businesses expanded the Company’s capabilities in the medical devices market, particularly precision plastics and molding within the HRS segment, and the other strengthened capabilities in the household industrial market within the IEI segment. The Company paid $15.3 million, net of $0.1 million of cash held by the acquirees. The Company primarily acquired $2.0 million of property and equipment, assumed liabilities of $0.6 million and recorded goodwill and intangibles of $18.9 million.

The results of operations for each of the acquisitions in fiscal year 2016 were included in the Company’s consolidated financial results beginning on the date of each acquisition, and the amount of revenue and earnings of the acquisitions, collectively, were immaterial to the Company’s consolidated financial results for all periods presented. Proforma results of operations for the acquisitions in fiscal year 2016 have not been presented because the effects of the acquisitions, collectively, were immaterial to the Company’s consolidated financial results for all periods presented.

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

On September 28, 2015, the Company completed the acquisition of NEXTracker and paid approximately $245.0 million net of cash acquired, with potential contingent consideration of up to a maximum of $97.2 million upon achievement of future revenue performance targets. The financial results of NEXTracker will be included in the consolidated financial statements of the Company as part of the IEI segment beginning in the third quarter of fiscal year 2016.

13.  COMMITMENTS AND CONTINGENCIES

Litigation and other legal matters

On December 11, 2013, Xilinx, Inc. (plaintiff) filed a lawsuit in Santa Clara County, California, Superior Court against Flextronics International Ltd.; Flextronics International USA, Inc.; and Flextronics Corporation (Case No. 113CV257431). The complaint asserted various claims, including fraud, negligent misrepresentation, breach of contract, and unfair competition, based on specific alleged incidents concerning our purchases and sales of Xilinx products. The plaintiff sought an unspecified amount of compensatory, statutory, punitive, and other forms of damages, injunctive relief, and attorneys' fees and costs. The parties settled this action in August 2015 and it has been dismissed; the terms of the settlement were not material to the Company’s financial statements as a whole.

During the fourth quarter of fiscal year 2014, one of the Company's Brazilian subsidiaries received an assessment for certain sales and import taxes. The tax assessment notice is for nine months of calendar year 2010 for an alleged amount of 50 million Brazilian reals (approximately $12 million based on the exchange rate as of September 25, 2015) plus interest. This assessment is in the second stage of the review process at the administrative level, and the Company plans to continue to vigorously oppose it as well as any future assessments. The Company is, however, unable to determine the likelihood of an unfavorable outcome of these assessments against our Brazilian subsidiary. While the Company believes there is no legal basis for the alleged liabilities, due to the complexities and uncertainty surrounding the administrative-review and judicial processes in Brazil and the nature of the claims, it is unable to reasonably estimate a range of loss for this assessment or any future assessments that are reasonably possible. The Company does not expect final judicial determination on these matters for several years.

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

14.  SHARE REPURCHASES

During the three-month and six-month periods ended September 25, 2015, the Company repurchased 12.8 million shares at an aggregate purchase price of $138.0 million, and 20.6 million shares at an aggregate purchase price of $232.4 million, respectively, and retired all of these shares.

Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $500 million in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Extraordinary General Meeting held on August 20, 2015. As of September 25, 2015, shares in the aggregate amount of $422.5 million were available to be repurchased under the current plan.

15.  SEGMENT REPORTING

The Company has four reportable segments: HRS, CTG, IEI, and INS. These segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics. Refer to note 1 for a description of the various product categories manufactured under each of these segments.

An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, other charges (income), net and interest and other, net.

Selected financial information by segment is as follows:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
	(In thousands)
Net sales:
Integrated Network Solutions	$2,204,966	$2,340,707	$4,171,528	$4,781,133
Consumer Technology Group	2,011,089	2,209,543	3,576,052	4,431,683
Industrial & Emerging Industries	1,145,842	1,097,202	2,275,981	2,221,668
High Reliability Solutions	954,865	881,065	1,859,449	1,736,778
	$6,316,762	$6,528,517	$11,883,010	$13,171,262
Segment income and reconciliation of income before tax:
Integrated Network Solutions	$65,758	$57,643	$122,822	$130,354
Consumer Technology Group	41,170	53,336	80,013	83,200
Industrial & Emerging Industries	32,268	35,582	61,268	82,906
High Reliability Solutions	71,199	48,801	131,085	102,944
Corporate and Other	(14,075)	(11,952)	(39,786)	(32,805)
Total segment income	196,320	183,410	355,402	366,599
Reconciling items:
Intangible amortization	16,127	8,232	23,798	15,183
Stock-based compensation	16,200	10,919	32,326	22,600
Other charges (income), net	1,678	(2,584)	1,842	(46,593)
Interest and other, net	22,035	12,506	38,540	31,143
Income before income taxes	$140,280	$154,337	$258,896	$344,266

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

In lieu of providing separate financial statements for the guarantor subsidiaries, the Company has included the accompanying condensed consolidating financial statements, which are presented using the equity method of accounting. The principal elimination entries relate to investment in subsidiaries and intercompany balances and transactions, including transactions with the Company’s non-guarantor subsidiaries. During the three-month period ended September 25, 2015, and in conjunction with the new $600 million Notes, a new entity was added as a guarantor subsidiary for all three tranches of the Notes. Accordingly, the Company recast the condensed consolidating financial statements presented below to reflect this change.

Condensed Consolidating Balance Sheets as of September 25, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$517,631	$226,469	$924,327	$—	$1,668,427
Accounts receivable	—	1,352,781	1,194,029	—	2,546,810
Inventories	—	1,494,305	2,067,021	—	3,561,326
Inter company receivable	8,919,282	5,578,552	12,359,980	(26,857,814)	—
Other current assets	3,749	202,794	1,002,388	—	1,208,931
Total current assets	9,440,662	8,854,901	17,547,745	(26,857,814)	8,985,494
Property and equipment, net	—	506,394	1,711,636	—	2,218,030
Goodwill and other intangible assets, net	325	62,580	918,933	—	981,838
Other assets	2,259,454	198,711	2,139,936	(4,123,124)	474,977
Investment in subsidiaries	1,654,260	2,412,432	16,883,121	(20,949,813)	—
Total assets	$13,354,701	$12,035,018	$39,201,371	$(51,930,751)	$12,660,339

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$43,125	$941	$3,906	$—	$47,972
Accounts payable	—	1,514,042	3,273,899	—	4,787,941
Accrued payroll	—	121,059	279,941	—	401,000
Inter company payable	8,213,861	8,993,273	9,650,680	(26,857,814)	—
Other current liabilities	30,642	855,909	909,316	—	1,795,867
Total current liabilities	8,287,628	11,485,224	14,117,742	(26,857,814)	7,032,780
Long term liabilities	2,646,945	2,109,106	2,539,057	(4,123,124)	3,171,984
Flextronics International Ltd. shareholders’ equity (deficit)	2,420,128	(1,559,312)	22,509,125	(20,949,813)	2,420,128
Noncontrolling interests	—	—	35,447	—	35,447
Total shareholders’ equity (deficit)	2,420,128	(1,559,312)	22,544,572	(20,949,813)	2,455,575
Total liabilities and shareholders’ equity	$13,354,701	$12,035,018	$39,201,371	$(51,930,751)	$12,660,339

Condensed Consolidating Balance Sheets as of March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$608,971	$168,272	$851,165	$—	$1,628,408
Accounts receivable	—	1,208,632	1,128,883	—	2,337,515
Inventories	—	1,729,593	1,759,159	—	3,488,752
Inter company receivable	6,417,410	4,759,062	10,099,057	(21,275,529)	—
Other current assets	8,143	202,161	1,075,921	—	1,286,225
Total current assets	7,034,524	8,067,720	14,914,185	(21,275,529)	8,740,900
Property and equipment, net	—	471,052	1,621,115	—	2,092,167
Goodwill and other intangible assets, net	475	64,831	349,869	—	415,175
Other assets	2,223,402	155,172	2,131,523	(4,092,715)	417,382
Investment in subsidiaries	1,799,956	1,681,521	16,641,212	(20,122,689)	—
Total assets	$11,058,357	$10,440,296	$35,657,904	$(45,490,933)	$11,665,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$40,000	$917	$5,245	$—	$46,162
Accounts payable	—	1,758,305	2,802,889	—	4,561,194
Accrued payroll	—	112,692	227,047	—	339,739
Inter company payable	6,559,569	7,250,235	7,465,725	(21,275,529)	—
Other current liabilities	30,553	845,156	933,419	—	1,809,128
Total current liabilities	6,630,122	9,967,305	11,434,325	(21,275,529)	6,756,223
Long term liabilities	2,067,421	2,102,483	2,435,962	(4,092,715)	2,513,151
Flextronics International Ltd. shareholders’ equity (deficit)	2,360,814	(1,629,492)	21,752,181	(20,122,689)	2,360,814
Noncontrolling interests	—	—	35,436	—	35,436
Total shareholders’ equity (deficit)	2,360,814	(1,629,492)	21,787,617	(20,122,689)	2,396,250
Total liabilities and shareholders’ equity	$11,058,357	$10,440,296	$35,657,904	$(45,490,933)	$11,665,624

Condensed Consolidating Statements of Operations for the Three-Month Period Ended September 25, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$4,482,213	$5,514,535	$(3,679,986)	$6,316,762
Cost of sales	—	4,141,254	5,458,578	(3,679,986)	5,919,846
Gross profit	—	340,959	55,957	—	396,916
Selling, general and administrative expenses	—	66,682	150,114	—	216,796
Intangible amortization	75	960	15,092	—	16,127
Interest and other, net	(132,637)	277,355	(121,005)	—	23,713
Income (loss) from continuing operations before income taxes	132,562	(4,038)	11,756	—	140,280
Provision for income taxes	—	(5,658)	22,961	—	17,303
Equity in earnings in subsidiaries	(9,585)	(33,969)	16,621	26,933	—
Net income (loss)	$122,977	$(32,349)	$5,416	$26,933	$122,977

Condensed Consolidating Statements of Operations for the Three-Month Period Ended September 26, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$4,732,749	$5,184,889	$(3,389,121)	$6,528,517
Cost of sales	—	4,403,702	5,136,855	(3,389,121)	6,151,436
Gross profit	—	329,047	48,034	—	377,081
Selling, general and administrative expenses	—	62,825	141,765	—	204,590
Intangible amortization	75	834	7,323	—	8,232
Interest and other, net	(68,309)	288,590	(210,359)	—	9,922
Income (loss) from continuing operations before income taxes	68,234	(23,202)	109,305	—	154,337
Provision for income taxes	—	8,142	7,292	—	15,434
Equity in earnings in subsidiaries	70,669	(50,729)	50,147	(70,087)	—
Net income (loss)	$138,903	$(82,073)	$152,160	$(70,087)	$138,903

 Condensed Consolidating Statements of Operations for the Six-Month Period Ended September 25, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$8,528,598	$9,450,050	$(6,095,638)	$11,883,010
Cost of sales	—	7,785,313	9,444,078	(6,095,638)	11,133,753
Gross profit	—	743,285	5,972	—	749,257
Selling, general and administrative expenses	—	130,238	295,943	—	426,181
Intangible amortization	150	1,921	21,727	—	23,798
Interest and other, net	(398,020)	613,767	(175,365)	—	40,382
Income (loss) from continuing operations before income taxes	397,870	(2,641)	(136,333)	—	258,896
Provision for income taxes	—	3,441	21,628	—	25,069
Equity in earnings in subsidiaries	(164,043)	(52,516)	52,584	163,975	—
Net income (loss)	$233,827	$(58,598)	$(105,377)	$163,975	$233,827

Condensed Consolidating Statements of Operations for the Six-Month Period Ended September 26, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$9,537,544	$9,961,077	$(6,327,359)	$13,171,262
Cost of sales	—	8,859,138	9,881,617	(6,327,359)	12,413,396
Gross profit	—	678,406	79,460	—	757,866
Selling, general and administrative expenses	—	124,627	289,240	—	413,867
Intangible amortization	150	1,687	13,346	—	15,183
Interest and other, net	(51,777)	547,193	(510,866)	—	(15,450)
Income from continuing operations before income taxes	51,627	4,899	287,740	—	344,266
Provision for income taxes	—	14,789	16,687	—	31,476
Equity in earnings in subsidiaries	261,163	13,647	86,579	(361,389)	—
Net income	$312,790	$3,757	$357,632	$(361,389)	$312,790

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three-Month Period Ended September 25, 2015

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$122,977	$(32,349)	$5,416	$26,933	$122,977
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(30,267)	(33,696)	(30,633)	64,329	(30,267)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	(5,544)	1,160	(5,544)	4,384	(5,544)
Comprehensive income (loss)	$87,166	$(64,885)	$(30,761)	$95,646	$87,166

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three-Month Period Ended September 26, 2014

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$138,903	$(82,073)	$152,160	$(70,087)	$138,903
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(5,683)	77,712	65,611	(143,323)	(5,683)
Unrealized loss on derivative instruments and other, net of zero tax	(2,433)	(2,058)	(2,433)	4,491	(2,433)
Comprehensive income (loss)	$130,787	$(6,419)	$215,338	$(208,919)	$130,787

 Condensed Consolidating Statements of Comprehensive Income (Loss) for the Six-Month Period Ended September 25, 2015

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$233,827	$(58,598)	$(105,377)	$163,975	$233,827
Other comprehensive income (loss):	0
Foreign currency translation adjustments, net of zero tax	(27,484)	(57,186)	(51,530)	108,716	(27,484)
Unrealized gain on derivative instruments and other, net of zero tax	7,285	5,785	7,285	(13,070)	7,285
Comprehensive income (loss)	$213,628	$(109,999)	$(149,622)	$259,621	$213,628

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Six-Month Period Ended September 26, 2014

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income	$312,790	$3,757	$357,632	$(361,389)	$312,790
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(9,828)	93,662	71,337	(164,999)	(9,828)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	8,292	(228)	8,292	(8,064)	8,292
Comprehensive income	$311,254	$97,191	$437,261	$(534,452)	$311,254

Condensed Consolidating Statements of Cash Flows for the Six-Month Period Ended September 25, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$389,949	$(247,462)	$519,508	$—	$661,995
Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(88,699)	(205,330)	11	(294,018)
Acquisition and divestiture of businesses, net of cash acquired and cash held in divested business	—	(559,442)	(82,471)	—	(641,913)
Investing cash flows to affiliates	(1,326,493)	(836,415)	(1,193,747)	3,356,655	—
Other investing activities, net	—	(22,822)	12,306	—	(10,516)
Net cash used in investing activities	(1,326,493)	(1,507,378)	(1,469,242)	3,356,666	(946,447)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	595,309	209	35	—	595,553
Repayments of bank borrowings, long-term debt and capital lease obligations	(17,507)	(1,039)	(2,544)	—	(21,090)
Payments for repurchases of ordinary shares	(241,978)	—	—	—	(241,978)
Net proceeds from issuance of ordinary shares	49,074	—	—	—	49,074
Financing cash flows from affiliates	435,540	1,810,912	1,110,214	(3,356,666)	—
Other financing activities, net	—	—	(37,872)	—	(37,872)
Net cash provided by financing activities	820,438	1,810,082	1,069,833	(3,356,666)	343,687
Effect of exchange rates on cash and cash equivalents	24,766	2,955	(46,937)	—	(19,216)
Net increase (decrease) in cash and cash equivalents	(91,340)	58,197	73,162	—	40,019
Cash and cash equivalents, beginning of period	608,971	168,272	851,165	—	1,628,408
Cash and cash equivalents, end of period	$517,631	$226,469	$924,327	$—	$1,668,427

Condensed Consolidating Statements of Cash Flows for the Six-Month Period Ended September 26, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$24,949	$(200,703)	$481,999	$—	$306,245
Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(73,455)	(64,929)	(11)	(138,395)
Acquisition and divestiture of businesses, net of cash acquired and cash held in divested business	—	—	(38,082)	—	(38,082)
Investing cash flows from (to) affiliates	(833,951)	(924,184)	255,111	1,503,024	—
Other investing activities, net	—	(6,134)	(22,721)	—	(28,855)
Net cash provided by (used in) investing activities	(833,951)	(1,003,773)	129,379	1,503,013	(205,332)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	—	—	11,387	—	11,387
Repayments of bank borrowings, long-term debt and capital lease obligations	(6,250)	(888)	(2,047)	—	(9,185)
Payments for repurchases of ordinary shares	(206,771)	—	—	—	(206,771)
Net proceeds from issuance of ordinary shares	11,412	—	—	—	11,412
Financing cash flows from (to) affiliates	925,410	1,317,706	(740,103)	(1,503,013)	—
Other financing activities, net	—	—	3,382	—	3,382
Net cash provided by (used in) financing activities	723,801	1,316,818	(727,381)	(1,503,013)	(189,775)
Effect of exchange rates on cash and cash equivalents	(83,374)	(1,139)	93,999	—	9,486
Net decrease (increase) in cash and cash equivalents	(168,575)	111,203	(22,004)	—	(79,376)
Cash and cash equivalents, beginning of period	638,714	210,462	744,552	—	1,593,728
Cash and cash equivalents, end of period	$470,139	$321,665	$722,548	$—	$1,514,352

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise specifically stated, references in this report to “Flex,” “the Company,” “we,” “us,” “our” and similar terms mean Flextronics International Ltd. and its subsidiaries.

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

OVERVIEW

We are a globally-recognized leading provider of innovative design, engineering, manufacturing, and supply chain services and solutions that span from sketch to scale; from conceptual sketch to full-scale production. We design, build, ship, and service complete packaged consumer electronics and industrial products for original equipment manufacturers (“OEMs”), through our activities in the following segments: High Reliability Solutions (“HRS”), which is comprised of our medical business including medical equipment, disposables, drug delivery, and diagnostics; our automotive business, including automotive electronics, automotive lighting, and power electronics; and our defense and aerospace businesses focused on defense, civil aviation, and homeland security; Consumer Technology Group (“CTG”), which includes our mobile devices business, including smart phones; our consumer electronics business, including connected living, wearable electronics, digital health, game consoles, and connectivity devices; and our high-volume computing business, including various supply chain solutions for notebook personal computing, tablets and printers; Industrial and Emerging Industries (“IEI”), which is comprised of semiconductor and capital equipment, office solutions, household industrial and lifestyle, industrial automation and kiosks, energy and metering, and lighting; and Integrated Network Solutions (“INS”), which includes radio access base stations, remote radio heads, and small cells for wireless infrastructure; optical, routing, broadcasting, and switching products for the data and video network; server and storage platforms for both enterprise and cloud based deployments; next generation storage and security appliance products and rack level solutions, converged infrastructure and software-defined product solutions.

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

We use a portfolio approach to manage our extensive service offerings. As our OEM customers change the way they go to market, we are able to reorganize and rebalance our business portfolio in order to align with our customers' needs and requirements in an effort to optimize operating results. The objective of our business model is to allow us to be flexible and redeploy and reposition our assets and resources as necessary to meet a specific customer's supply chain solutions needs across all of the markets we serve and earn a return on our invested capital above the weighted-average cost of that capital.

During the past few years we have made significant efforts to evolve our long-term portfolio towards a higher mix of businesses which possess longer product life cycles and higher segment operating margins such as reflected in our IEI and HRS businesses. During the last two fiscal years we launched several programs broadly across our portfolio of services and in some instances we deployed certain new technologies. Some of these programs have started to yield better results, as demonstrated by our segment operating margin improvement while our sales decreased compared to the prior year. We continue to invest in innovation and we have expanded our design and engineering relationships through our product innovation centers.

We believe that our business transformation has strategically positioned us to take advantage of the long-term, future growth prospects for outsourcing of advanced manufacturing capabilities, design and engineering services and after-market services, which remain strong.

We are one of the world's largest providers of global supply chain solutions, with revenues of $11.9 billion for the six-month period ended September 25, 2015 and $26.1 billion in fiscal year 2015. The following tables set forth the relative percentages and dollar amounts of net sales and net property and equipment, by country, based on the location of our manufacturing sites:

	Three-Month Periods Ended				Six-Month Periods Ended
Net sales:	September 25, 2015		September 26, 2014		September 25, 2015		September 26, 2014
	(In thousands)
China	$2,340,475	37%	$2,476,736	38%	$4,176,663	35%	$5,026,967	38%
Mexico	943,624	15%	876,339	13%	1,850,503	16%	1,725,937	13%
U.S.	627,757	10%	689,737	11%	1,270,346	11%	1,444,457	11%
Malaysia	566,919	9%	560,849	9%	1,112,289	9%	1,101,961	8%
Brazil	498,697	8%	545,384	8%	982,827	8%	1,142,031	9%
Other	1,339,290	21%	1,379,472	21%	2,490,382	21%	2,729,909	21%
	$6,316,762		$6,528,517		$11,883,010		$13,171,262

	As of		As of
Property and equipment, net:	September 25, 2015		March 31, 2015
	(In thousands)
China	$810,340	37%	$776,914	37%
Mexico	390,167	18%	364,435	17%
U.S	316,337	14%	314,613	15%
Malaysia	162,560	7%	165,779	8%
Brazil	108,577	5%	103,496	5%
Other	430,049	19%	366,930	18%
	$2,218,030		$2,092,167

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

	Three-Month Periods Ended		Six-Month Periods Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	93.7	94.2	93.7	94.2
Gross profit	6.3	5.8	6.3	5.8
Selling, general and administrative expenses	3.4	3.1	3.6	3.1
Intangible amortization	0.3	0.1	0.2	0.1
Interest and other, net	0.3	0.2	0.3	0.2
Other charges (income), net	0.0	0.0	0.0	(0.3)
Income before income taxes	2.3	2.4	2.2	2.7
Provision for income taxes	0.3	0.2	0.2	0.2
Net income	2.0%	2.2%	2.0%	2.5%

Net sales

The following table sets forth our net sales by segment and their relative percentages. Historical information has been recast to reflect realignment of customers and/or products between segments to ensure comparability:

	Three-Month Periods Ended				Six-Month Periods Ended
Segments:	September 25, 2015		September 26, 2014		September 25, 2015		September 26, 2014
	(In thousands)
INS	$2,204,966	35%	$2,340,707	36%	$4,171,528	35%	$4,781,133	36%
CTG	2,011,089	32%	2,209,543	34%	3,576,052	30%	4,431,683	34%
IEI	1,145,842	18%	1,097,202	17%	2,275,981	19%	2,221,668	17%
HRS	954,865	15%	881,065	13%	1,859,449	16%	1,736,778	13%
	$6,316,762		$6,528,517		$11,883,010		$13,171,262

Net sales during the three-month period ended September 25, 2015 totaled $6.3 billion, representing a decrease of approximately $0.2 billion, or 3.2% from $6.5 billion during the three-month period ended September 26, 2014. The decline in net sales was primarily due to $0.2 billion and $0.1 billion decreases in our CTG and INS segments, respectively. The decline in CTG was due to a decline in demand from our largest customer in our mobile business. The decline in INS was the result of broad declines in our server and storage, as well as our telecom and networking businesses. These decreases were offset by small increases of $73.8 million in our HRS segment and $48.6 million in our IEI segment, attributable to higher sales to our automotive, medical, appliances and energy customers. Net sales decreased $0.1 billion to $3.2 billion in Asia, $47.3 million to $2.1 billion in the Americas and $25.1 million to $1.1 billion in Europe, respectively.

Net sales during the six-month period ended September 25, 2015 totaled $11.9 billion, representing a decrease of approximately $1.3 billion, or 9.8% from $13.2 billion during the six-month period ended September 26, 2014. The decline in net sales was primarily due to softness in demand from our CTG and INS segments, primarily as a result of the same drivers listed above. These decreases were offset by increases in our HRS and IEI segments attributable to an increase across multiple product categories and customers, most notably in our medical, automotive, energy, and household businesses. Net sales decreased $0.9 billion to $5.8 billion in Asia, $0.2 billion to $4.1 billion in the Americas and $0.2 billion to $2.0 billion in Europe, respectively.

Our ten largest customers, during the three-month and six-month periods ended September 25, 2015, accounted for approximately 47% and 46% of net sales, respectively. Motorola Mobility (including net sales from its parent Lenovo) accounted for more than 10% of net sales during the three and six-month periods ended September 25, 2015.

Our ten largest customers, during the three-month and six-month periods ended September 26, 2014, accounted for approximately 51% and 52% of net sales, respectively. Motorola Mobility (including net sales from its former parent Google at that time) accounted for more than 10% of net sales during the three-month and six-month periods ended September 26, 2014.

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

Gross profit during the three-month period ended September 25, 2015 increased $19.8 million to $396.9 million, or 6.3% of net sales, from $377.1 million, or 5.8% of net sales, during the three-month period ended September 26, 2014. Gross profit during the six-month period ended September 25, 2015 decreased $8.6 million to $749.3 million, or 6.3% of net sales from $757.9 million, or 5.8% of net sales, during the six-month period ended September 26, 2014. The decline in net sales due to the reduced demand from our CTG and INS segments for both the three-month and six-month periods ended September 25, 2015, noted above negatively impacted gross profit, however this decline was offset by overall higher margins due to mix shifts in our business as further explained below.

Gross margins improved 50 basis points in both the three-month and six-month periods ended September 25, 2015 compared to that of the three-month and six-month periods ended September 26, 2014. Our overall improved margins are the result of our strategic objective to move our long-term portfolio towards a greater mix of businesses that have longer product lifecycles and higher margins across all our segments. The increase from the prior three and six month periods are due primarily to increased profitability in our HRS and INS segments. See below for further discussion on segment profitability.

Segment Income

An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock‑based compensation, other charges (income), net and interest and other, net. A portion of amortization and depreciation is allocated to the respective segment together with other general corporate research and development and administrative expenses.

The following table sets forth segment income and margins. Historical information has been recast to reflect realignment of customers and/or products between segments:

	Three-Month Periods Ended				Six-Month Periods Ended
	September 25, 2015		September 26, 2014		September 25, 2015		September 26, 2014
	(In thousands)
Segment income & margin:
INS	$65,758	3.0%	$57,643	2.5%	$122,822	2.9%	$130,354	2.7%
CTG	41,170	2.0%	53,336	2.4%	80,013	2.2%	83,200	1.9%
IEI	32,268	2.8%	35,582	3.2%	61,268	2.7%	82,906	3.7%
HRS	71,199	7.5%	48,801	5.5%	131,085	7.0%	102,944	5.9%
Corporate and Other	(14,075)		(11,952)		(39,786)		(32,805)
Total segment income	196,320	3.1%	183,410	2.8%	355,402	3.0%	366,599	2.8%
Reconciling items:
Intangible amortization	16,127		8,232		23,798		15,183
Stock-based compensation	16,200		10,919		32,326		22,600
Other charges (income), net	1,678		(2,584)		1,842		(46,593)
Interest and other, net	22,035		12,506		38,540		31,143
Income before income taxes	$140,280		$154,337		$258,896		$344,266

INS segment margin increased 50 and 20 basis points, respectively, for the three-month and six-month periods ended September 25, 2015, from 2.5% and 2.7% during the three-month and six-month periods ended September 26, 2014, respectively. The improvements are driven by improved operational execution and higher utilization levels across multiple customers and facilities.

CTG segment margin decreased 40 basis points for the three-month period ended September 25, 2015, from 2.4% during the three-month period ended September 26, 2014, primarily driven by change in product mix as well as cost incurred for certain new program ramps in the consumer electronics market and further impacted by charges related to a distressed customer. CTG segment margin increased 30 basis points for the six-month period ended September 25, 2015, from 1.9% during the six-month period ended September 26, 2014, due to a portfolio shift within the CTG product mix focusing on higher margin consumer electronic products including wearables, coupled with operational efficiencies due to better execution in programs, offset by a charge related to a distressed customer and lower contribution from our mobile business.

IEI segment margin decreased 40 and 100 basis points, respectively, for the three-month and six-month periods ended September 25, 2015, from 3.2% and 3.7% during the three-month and six-month periods ended September 26, 2014, respectively. The decreases are due to underperformance of certain customer programs, delayed and inefficient ramps for new programs, and to a lesser extent product mix changes.

HRS segment margin increased 200 and 110 basis points, respectively, for the three-month and six-month periods ended September 25, 2015, from 5.5% and 5.9% during the three-month and six-month periods ended September 26, 2014, respectively. The improvements are primarily due to the contribution from our recent acquisition of MCi, and improved operational execution as the first six months of fiscal year 2015 saw comparatively higher ramp costs for new programs.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) amounted to $216.8 million, or 3.4% of net sales, during the three-month period ended September 25, 2015, increasing $12.2 million from $204.6 million, or 3.1% of net sales, during the three-month period ended September 26, 2014. SG&A was $426.2 million, or 3.6% of net sales, during the six-month period ended September 25, 2015, increasing $12.3 million from $413.9 million, or 3.1% of net sales, during the six-month period ended September 26, 2014. The increase in SG&A expenses compared to the prior year is primarily due to increases in stock-based compensation expense, incremental costs associated with our MCi acquisition, and to a lesser extent charges related to a distressed customer.

We expect SG&A to increase in subsequent periods as we integrate new acquisitions.

Intangible amortization

Amortization of intangible assets increased by $7.9 million during the three-month period ended September 25, 2015 to $16.1 million from $8.2 million for the three-month period ended September 26, 2014, and increased by $8.6 million during the six-month period ended September 25, 2015 to $23.8 million from $15.2 million during the six-month period ended September 26, 2014. The increase is primarily due to incremental amortization expense on intangible assets relating to our acquisitions completed during the first part of fiscal year 2016.

We expect intangible amortization to increase in subsequent periods as we integrate new acquisitions.

Interest and other, net

Interest and other, net was $22.0 million during the three-month period ended September 25, 2015 compared to $12.5 million during the three-month period ended September 26, 2014. The increase in interest and other, net of $9.5 million was primarily due to $8.1 million of acquisition-related costs incurred during the current period, primarily for MCi, and $6.1 million of interest expense primarily from the new 4.750% Notes due June 15, 2025 as further discussed in note 5 to the condensed consolidated financial statements. These were offset by an increase in foreign currency gains in the current period of $5.6 million.

Interest and other, net was $38.5 million during the six-month period ended September 25, 2015 compared to $31.1 million during the six-month period ended September 26, 2014. The increase in interest and other, net of $7.4 million was primarily as a result of the same factors listed above.

Other charges (income), net

Other charges (income), net was $46.6 million of other income during the six-month period ended September 26, 2014 principally as a result of the reversal of a contractual obligation with a certain customer recognized during the fourth quarter of fiscal year 2014 in the amount of $55.0 million. This was partially offset by an $11.0 million loss in connection with the disposition of a manufacturing facility in Western Europe.

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

The consolidated effective tax rate was 12.3% and 9.7% for the three-month and six-month periods ended September 25, 2015, and 10.0% and 9.1% for the three-month and six-month periods ended September 26, 2014, respectively, and varies from the Singapore statutory rate of 17.0% as a result of recognition of earnings in different jurisdictions, operating loss carryforwards, income tax credits, previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effect of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia and Israel. We generate most of our revenues and profits from operations outside of Singapore. The effective tax rate for the six-month period ended September 25, 2015 of 9.7% was relatively consistent with the effective tax rate for the six-month period ended September 26, 2014 of 9.1%. The slight increase of 0.6% was primarily due to the MCi acquisition and impacts from foreign currency which increased the effective rate in fiscal year 2016. Additionally, the effective tax rate in fiscal year 2015 was lower as it included other income of $55.0 million for which no tax expense was recorded due to the nature of the income.

LIQUIDITY AND CAPITAL RESOURCES

As of September 25, 2015, we had cash and cash equivalents of approximately $1.7 billion and bank and other borrowings of approximately $2.7 billion. We have a $1.5 billion revolving credit facility that expires in March 2019, under which there were no borrowings outstanding as of the end of the quarter. As of September 25, 2015, we were in compliance with the covenants under each of our existing credit facilities and indentures.

Cash provided by operating activities was $662.0 million during the six-month period ended September 25, 2015. This resulted primarily from $233.8 million of net income for the period plus adjustments for $230.9 million of non-cash charges such as depreciation, amortization, and other impairment charges, and $197.3 million from changes in our operating assets and liabilities. These changes were mainly related to an increase in accounts payable due to timing of payments to suppliers, offset by an increase in accounts receivable driven by the increase in sales activity.

For the quarterly periods indicated, certain key liquidity metrics were as follows:

Three-Month Periods Ended
	September 25, 2015	March 31, 2015	September 26, 2014
Days in trade accounts receivable	41 days	46 days	44 days
Days in inventory	54 days	58 days	53 days
Days in accounts payable	70 days	77 days	70 days
Cash conversion cycle	25 days	27 days	27 days

Days in trade accounts receivable was calculated as average accounts receivable for the current and prior quarters, adding back the reduction in accounts receivable resulting from non-cash accounts receivable sales, divided by annualized sales for the current quarter by day. During the three-month period ended September 25, 2015, days in trade accounts receivable decreased by 3 days compared to the three-month period ended September 26, 2014 largely due to timing of invoicing customers during the current period. Non-cash accounts receivable sales or deferred purchase price receivables included for the purposes of the calculation were $537.6 million, $600.7 million, and $426.1 million for the quarters ended September 25, 2015, March 31, 2015 and September 26, 2014, respectively. Deferred purchase price receivables are recorded in other current assets in the condensed consolidated balance sheets. For further information regarding deferred purchase price receivables see note 10 to the condensed consolidated financial statements.

Days in inventory was calculated as the average inventory for the current and prior quarters divided by annualized cost of sales for the respective quarter by day. Days in inventory increased by 1 day during the three-month period ended September 25, 2015 compared to the three-month period ended September 26, 2014 primarily as a result of lower sales activity in the current quarter.

Days in accounts payable was calculated as the average accounts payable for the current and prior quarters divided by annualized cost of sales for the respective quarter by day. Days in accounts payable remained constant at 70 days during the three-month period ended September 25, 2015, compared to the three-month period ended September 26, 2014.

Our cash conversion cycle was calculated as the sum of days of inventory and days of accounts receivables outstanding less days payable outstanding. Our cash conversion cycle decreased by 2 days during the three-month period ended September 25, 2015, compared to the three-month period ended September 26, 2014, due to the factors for each of the components in the calculation discussed above.

Cash used in investing activities amounted to $946.4 million during the six-month period ended September 25, 2015. This resulted primarily from $640.1 million paid for the acquisition of five businesses completed during the six-month period ended September 25, 2015, including approximately $555.2 million, net of cash acquired, related to the acquisition of MCi, and approximately $67.5 million to acquire an optical transport facility from Alcatel-Lucent. Investing activities also reflects $294.0 million of net capital expenditures for property and equipment to support certain programs. Other investing activities includes $35.4 million paid for the purchase of certain investments, offset by $23.7 million of proceeds from the sale of certain assets that were purchased on behalf of a customer and financed by a third party banking institution.

We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our free cash flow is calculated as cash from operations less net purchases of property and equipment. Our free cash flows for the six-month period ended September 25, 2015 was $368.0 million compared to $167.9 million for the six-month period ended September 26, 2014. Free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Six-Month Periods Ended
	September 25, 2015	September 26, 2014
	(In thousands)
Net cash provided by operating activities	$661,995	$306,245
Purchases of property and equipment	(296,401)	(167,204)
Proceeds from the disposition of property and equipment	2,383	28,809
Free cash flow	$367,977	$167,850

Cash provided by financing activities was $343.7 million during the six-month period ended September 25, 2015, which was primarily for net proceeds from bank borrowings and long-term debt of $595.6 million mainly resulting from our new debt issuance discussed further in note 5 to the condensed consolidated financial statements, and $49.1 million from the issuance of our shares for option exercises. These cash inflows were partially offset by cash paid for the repurchase of our ordinary shares in the amount of $242.0 million.

Our cash balances are held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months. As of September 25, 2015 and March 31, 2015, over half of our cash and cash equivalents was held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated, under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $800.0 million as of March 31, 2015). Repatriation could result in an additional income tax payment, however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.

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

Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Extraordinary General Meeting which was held on August 20, 2015. During the six-month period ended September 25, 2015, we paid $242.0 million to repurchase shares (under the current and prior repurchase plans) at an average price of $11.35 per share. As of September 25, 2015, shares in the aggregate amount of $422.5 million were available to be repurchased under the current plan.

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

OFF-BALANCE SHEET ARRANGEMENTS

We sell designated pools of trade receivables to unaffiliated financial institutions under our ABS programs, and in addition to cash, we receive a deferred purchase price receivable for each pool of the receivables sold. Each of these deferred purchase price receivables serves as additional credit support to the financial institutions and is recorded at its estimated fair value. As of September 25, 2015 and March 31, 2015, the fair values of our deferred purchase price receivable were approximately $537.6 million and $600.7 million, respectively. As of September 25, 2015 and March 31, 2015, the outstanding balances on receivables sold for cash were $1.4 billion and $1.3 billion, respectively, under all our accounts receivable sales programs, which are not included in our condensed consolidated balance sheets. For further information see note 10 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the six-month period ended September 25, 2015 as compared to the fiscal year ended March 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 25, 2015, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 25, 2015 such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our second quarter of fiscal year 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of our ordinary shares made by us for the period from June 27, 2015 through September 25, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 27 - July 31, 2015 (2)	2,316,568	$10.99	2,316,568	$118,513,026
August 1 - August 28, 2015 (2) (3)	5,635,729	$10.74	5,635,729	$474,474,788
August 29 - September 25, 2015 (3)	4,889,522	$10.63	4,889,522	$422,499,977
Total	12,841,819		12,841,819

____________________________________________________________

(1)
During the period from June 27, 2015 through September 25, 2015, all purchases were made pursuant to the programs discussed below in open market transactions.  All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)
On August 28, 2014, our Board of Directors authorized the repurchase of our outstanding ordinary shares for up to $500 million.  This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Extraordinary General Meeting held on the same date as the Board authorization. As of June 26, 2015, we had 86.0 million shares available to be repurchased under this plan, of which 5.5 million shares were repurchased prior to August 20, 2015 (after which authorization under this plan terminated).

(3)
On August 20, 2015, our Board of Directors authorized the repurchase of our outstanding ordinary shares for up to $500 million.  This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Extraordinary General Meeting held on the same date as the Board authorization. As of September 25, 2015, shares in the aggregate amount of $422.5 million were available to be repurchased under the current plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits — See Index to Exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXTRONICS INTERNATIONAL LTD.
(Registrant)

/s/ Michael M. McNamara
Michael M. McNamara
Chief Executive Officer
(Principal Executive Officer)

Date:	October 26, 2015
/s/ Christopher Collier
Christopher Collier
Chief Financial Officer
(Principal Financial Officer)

Date:	October 26, 2015

EXHIBIT INDEX

			Incorporated by Reference			Filed
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith

4.01	First Supplemental Indenture, dated as of September 11, 2015, among the Company, the Guarantor party thereto and U.S. Bank National Association, as Trustee, related to the Company’s 4.750% Notes due 2025.	S-4	333-207067	9/22/2015	4.04
4.02	Third Supplemental Indenture, dated as of September 11, 2015, among the Company, the Guarantor party thereto and U.S. Bank National Association, as Trustee, related to the Company’s 4.625% Notes due 2020 and 5.000% Notes due 2023.	S-4	333-207067	9/22/2015	4.11
10.01	Nextracker Inc. 2014 Equity Incentive Plan	S-8	333-207325	10/7/2015	99.01
10.02	Form of Elementum Holding Ltd. Restricted Share Purchase Agreement					X
15.01	Letter in lieu of consent of Deloitte & Touche LLP.					X
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
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