Form 10-Q
period 2015-12-31
FLEXTRONICS INTERNATIONAL LTD.
filed 2016-02-01
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 25, 2016
Ordinary Shares, No Par Value	548,585,484

FLEXTRONICS INTERNATIONAL LTD.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Report of Independent Registered Public Accounting Firm	3
	Condensed Consolidated Balance Sheets (unaudited) — December 31, 2015 and March 31, 2015	4
	Condensed Consolidated Statements of Operations (unaudited) — Three-Month and Nine-Month Periods Ended December 31, 2015 and December 31, 2014	5
	Condensed Consolidated Statements of Comprehensive Income (unaudited) — Three-Month and Nine-Month Periods Ended December 31, 2015 and December 31, 2014	6
	Condensed Consolidated Statements of Cash Flows (unaudited) — Nine-Month Periods Ended December 31, 2015 and December 31, 2014	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	48
Signatures		49

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flextronics International Ltd.
Singapore

We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of December 31, 2015, and the related condensed consolidated statements of operations and of comprehensive income for the three-month and nine-month periods ended December 31, 2015, and December 31, 2014, and the condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2015 and December 31, 2014. These interim financial statements are the responsibility of the Company’s management.

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 1, 2016

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2015	As of March 31, 2015
	(In thousands, except share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,634,194	$1,628,408
Accounts receivable, net of allowance for doubtful accounts	2,584,909	2,337,515
Inventories	3,490,733	3,488,752
Other current assets	1,246,768	1,286,225
Total current assets	8,956,604	8,740,900
Property and equipment, net	2,239,921	2,092,167
Goodwill and other intangible assets, net	1,317,017	415,175
Other assets	535,976	417,382
Total assets	$13,049,518	$11,665,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$65,536	$46,162
Accounts payable	4,802,194	4,561,194
Accrued payroll	360,009	339,739
Other current liabilities	1,924,532	1,809,128
Total current liabilities	7,152,271	6,756,223
Long-term debt, net of current portion	2,741,474	2,037,571
Other liabilities	577,341	475,580
Commitments and contingencies (Note 13)
Shareholders’ equity
Flextronics International Ltd. shareholders’ equity
Ordinary shares, no par value; 600,987,100 and 613,562,761 issued, and 550,747,745 and 563,323,406 outstanding as of December 31, 2015 and March 31, 2015, respectively	7,045,170	7,265,827
Treasury stock, at cost; 50,239,355 shares as of December 31, 2015 and March 31, 2015	(388,215)	(388,215)
Accumulated deficit	(3,953,556)	(4,336,293)
Accumulated other comprehensive loss	(160,144)	(180,505)
Total Flextronics International Ltd. shareholders’ equity	2,543,255	2,360,814
Noncontrolling interests	35,177	35,436
Total shareholders’ equity	2,578,432	2,396,250
Total liabilities and shareholders’ equity	$13,049,518	$11,665,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(In thousands, except per share amounts) (Unaudited)
Net sales	$6,763,177	$7,025,054	$18,646,187	$20,196,316
Cost of sales	6,310,710	6,616,397	17,444,463	19,029,793
Gross profit	452,467	408,657	1,201,724	1,166,523
Selling, general and administrative expenses	240,617	215,993	666,798	629,860
Intangible amortization	19,319	8,045	43,117	23,228
Interest and other, net	21,566	9,035	60,106	40,178
Other charges (income), net	44,415	5,067	46,257	(41,526)
Income before income taxes	126,550	170,517	385,446	514,783
Provision for (benefit from) income taxes	(22,360)	17,618	2,709	49,094
Net income	$148,910	$152,899	$382,737	$465,689

Earnings per share
Basic	$0.27	$0.26	$0.68	$0.80
Diluted	$0.27	$0.26	$0.67	$0.78
Weighted-average shares used in computing per share amounts:
Basic	554,919	577,157	561,070	583,383
Diluted	560,996	587,201	568,926	594,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(In thousands) (Unaudited)
Net income	$148,910	$152,899	$382,737	$465,689
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	30,063	(15,154)	2,579	(24,982)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	10,497	(22,797)	17,782	(14,505)
Comprehensive income	$189,470	$114,948	$403,098	$426,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Periods Ended
	December 31, 2015	December 31, 2014
	(In thousands) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$382,737	$465,689
Depreciation, amortization and other impairment charges	381,949	404,260
Changes in working capital and other	175,086	(200,525)
Net cash provided by operating activities	939,772	669,424
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(418,561)	(254,970)
Proceeds from the disposition of property and equipment	4,627	90,576
Acquisition and divestiture of businesses, net of cash acquired and cash held in divested business	(900,242)	(58,132)
Other investing activities, net	1,397	(11,517)
Net cash used in investing activities	(1,312,779)	(234,043)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	755,684	234,523
Repayments of bank borrowings and long-term debt	(40,706)	(251,337)
Payments for repurchases of ordinary shares	(331,690)	(290,752)
Net proceeds from issuance of ordinary shares	52,950	12,341
Other financing activities, net	(49,742)	(29,135)
Net cash provided by (used in) financing activities	386,496	(324,360)
Effect of exchange rates on cash and cash equivalents	(7,703)	2,472
Net increase in cash and cash equivalents	5,786	113,493
Cash and cash equivalents, beginning of period	1,628,408	1,593,728
Cash and cash equivalents, end of period	$1,634,194	$1,707,221

Non-cash investing activity:
Unpaid purchases of property and equipment	$82,024	$74,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION

Organization of the Company

Flextronics International Ltd. ("Flex", or the "Company") was incorporated in the Republic of Singapore in May 1990. The Company's operations have expanded over the years through a combination of organic growth and acquisitions. The Company is a globally-recognized leading provider of innovative design, engineering, manufacturing, and supply chain services and solutions that span from sketch to scale; from conceptual sketch to full-scale production. The Company designs, builds, ships and services complete packaged consumer electronics and industrial products for original equipment manufacturers ("OEMs"), through its activities in the following reportable segments: High Reliability Solutions ("HRS"), which is comprised of medical business including medical equipment, disposables, drug delivery, and diagnostics; our automotive business, including automotive electronics, automotive lighting, and power electronics; and defense and aerospace businesses focused on defense, civil aviation, and homeland security; Consumer Technology Group ("CTG"), which includes mobile devices business, including smart phones; consumer electronics business, including connected living, wearable electronics, digital health, game consoles, and connectivity devices; and high-volume computing business, including various supply chain solutions for notebook personal computing, tablets, and printers; Industrial and Emerging Industries ("IEI"), which is comprised of semiconductor and capital equipment, office solutions, household industrial and lifestyle, industrial automation and kiosks, energy and metering, and lighting; and Integrated Network Solutions ("INS"), which includes radio access base stations, remote radio heads, and small cells for wireless infrastructure; optical, routing, broadcasting and switching products for the data and video network; server and storage platforms for both enterprise and cloud based deployments; next generation storage and security appliance products; and rack level solutions, converged infrastructure and software defined product solutions. The Company's strategy is to provide customers with a full range of cost competitive, vertically integrated global supply chain solutions through which the Company can design, build, ship and service a complete packaged product for its OEM customers. This enables OEM customers to leverage the Company's supply chain solutions to meet their product requirements throughout the entire product life cycle.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2015 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016.

The first quarters for fiscal year 2016 and fiscal year 2015 ended on June 26, 2015 and June 27, 2014, respectively. The second quarters for fiscal year 2016 and fiscal year 2015 ended on September 25, 2015 and September 26, 2014, respectively. The Company's third quarters end on December 31 of each year.

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

The Company has certain non-majority-owned equity investments in non-publicly traded companies that are accounted for using the equity method of accounting. The equity method of accounting is used when the Company has the ability to significantly influence the operating decisions of the issuer, or if the Company has an ownership percentage of a corporation equal to or generally greater than 20% but less than 50%, and for non-majority-owned investments in partnerships when generally greater than 5%. The equity in earnings (losses) of equity method investees are immaterial for all of the periods presented, and are included in interest and other, net in the condensed consolidated statements of operations.

Recent Accounting Pronouncement

In November 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance to eliminate the requirement for companies to separate deferred income tax liabilities and assets into current and noncurrent amounts on the balance sheet. Instead, companies will be required to classify all deferred tax liabilities and assets as noncurrent. The Company has elected to early adopt this new guidance during the third quarter of fiscal year 2016 on a prospective basis as permitted under the standard, resulting in the reclassification of $66.3 million of deferred income tax assets and $9.1 million of deferred income tax liabilities from current into noncurrent as of December 31, 2015. Prior periods were not retrospectively adjusted.

In September 2015, the FASB issued new guidance to simplify the accounting for adjustments made to provisional amounts recognized in a business combination. Under previous guidance, the acquirer retrospectively adjusted the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill, and would have to revise comparative information for prior periods presented in financial statements as needed. The update requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company has elected to early adopt this new guidance which is effective for the Company beginning the third quarter of fiscal year 2016.

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

2.  BALANCE SHEET ITEMS

Inventories

The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of December 31, 2015	As of March 31, 2015
	(In thousands)
Raw materials	$2,266,843	$2,330,428
Work-in-progress	553,686	557,786
Finished goods	670,204	600,538
	$3,490,733	$3,488,752

Goodwill and Other Intangible Assets

The following table summarizes the activity in the Company’s goodwill account for each of its four segments during the nine-month period ended December 31, 2015:

	HRS	CTG	IEI	INS	Amount
	(In thousands)
Balance, beginning of the year	$93,138	$68,234	$64,221	$108,038	$333,631
Additions (1)	330,346	—	253,312	3,575	587,233
Purchase accounting adjustments (2)	125	—	—	—	125
Foreign currency translation adjustments	(4,755)	—	—	—	(4,755)
Balance, end of the period	$418,854	$68,234	$317,533	$111,613	$916,234

(1)
The goodwill generated from the Company’s business combinations completed during the nine-month period ended December 31, 2015 is primarily related to value placed on the acquired employee workforces, service offerings and capabilities of the acquired businesses. The goodwill is not deductible for income tax purposes. See note 12 for additional information.

(2)
Includes adjustments to estimates resulting from the finalization of management's review of the valuation of assets acquired and liabilities assumed through certain business combinations completed in a period subsequent to the respective acquisition. These adjustments were not individually, nor in the aggregate, significant to the Company.

The components of acquired intangible assets are as follows:

	As of December 31, 2015			As of March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets:
Customer-related intangibles	$258,079	$(102,202)	$155,877	$133,853	$(80,506)	$53,347
Licenses and other intangibles	275,322	(30,416)	244,906	39,985	(11,788)	28,197
Total	$533,401	$(132,618)	$400,783	$173,838	$(92,294)	$81,544

The gross carrying amounts of intangible assets are removed when the recorded amounts have been fully amortized.  During the nine-month period ended December 31, 2015, the total value of intangible assets increased primarily in connection with the Company's acquisition of Mirror Controls International ("MCi") and NEXTracker Inc. ("NEXTracker"). The MCi acquisition contributed an additional $75.5 million in customer-related intangible assets, and $161.3 million in licenses and other intangible assets, and the NEXTracker acquisition contributed an additional $44.6 million in customer-related intangible assets and $55.9 million in licenses and other intangible assets. The assumptions used in the measurement of the intangible assets for the NEXTracker acquisition are subject to change upon the finalization of the valuation in the Company's fourth quarter ended March 31, 2016. See note 12 for additional information. The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2016 (1)	$21,198
2017	71,986
2018	57,887
2019	51,556
2020	43,315
Thereafter	154,841
Total amortization expense	$400,783
____________________________________________________________

(1)	Represents estimated amortization for the remaining three-month period ending March 31, 2016.

Other Current Assets

Other current assets includes approximately $534.7 million and $600.7 million as of December 31, 2015 and March 31, 2015, respectively, for the deferred purchase price receivable from the Company's Global and North American Asset-Backed Securitization programs. See note 10 for additional information.

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

During fiscal year 2015, the Company ceased manufacturing of the product related to the financed equipment.  As a result, the Company as an agent on behalf of the customer is in the process of dispositioning the equipment and forwarding the proceeds to the third party banking institution reducing the outstanding obligation. Included in other current assets is the value of the certain assets purchased on behalf of a customer and financed by a third party banking institution in the amounts of $83.7 million and $169.2 million as of December 31, 2015 and March 31, 2015, respectively. Additionally, other current assets as of December 31, 2015 includes an amount of $56.1 million relating to these assets that have been sold to third parties but not yet collected.

During the nine-month period ended December 31, 2015, the Company disposed of all of the assets and the remaining amount of $83.7 million reflects the shortfall between the original purchase price of these assets and the amount recovered by selling them to third parties. The Company expects this amount to be funded by the customer, which in turn would be paid back to the third party banking institution.

Subsequent to December 31, 2015, the Company agreed in principle to accept a return of previously shipped inventory from a customer of approximately $100.0 million. The inventory to be returned has been classified within other current assets, rather than inventory, as title had not transferred to the Company as of the end of the quarter. The revenue of approximately $17.9 million and cost of sales related to the return that had been recognized in prior periods was reversed in the quarter ended December 31, 2015. The Company believes the remaining uncollected amount as of December 31, 2015 from this customer is recoverable.

Other Current Liabilities

Other current liabilities includes customer working capital advances of $181.7 million and $189.6 million, customer-related accruals of $472.6 million and $454.8 million, and deferred revenue of $329.4 million and $272.6 million as of December 31, 2015 and March 31, 2015, respectively. The customer working capital advances are not interest-bearing, do not have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production. Other current liabilities also includes the outstanding balance due to the third party banking institution related to the financed equipment discussed above of $149.4 million and $197.7 million as of December 31, 2015 and March 31, 2015, respectively.

3.  SHARE-BASED COMPENSATION

The Company's primary plan used for granting equity compensation awards is the 2010 Equity Incentive Plan (the "2010 Plan"). During the third quarter ended December 31, 2015, in conjunction with the acquisition of NEXTracker, the Company assumed all of the outstanding, unvested share bonus awards and outstanding, unvested options to purchase shares of common stock of NEXTracker, and converted all these shares into Flex awards. As a result, the Company offers an additional equity compensation plan as of December 31, 2015, the 2014 NEXTracker Equity Incentive Plan (the "NEXTracker Plan").

The following table summarizes the Company’s share-based compensation expense:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(In thousands)
Cost of sales	$2,407	$2,083	$6,440	$5,562
Selling, general and administrative expenses	21,826	12,136	50,119	31,259
Total share-based compensation expense	$24,233	$14,219	$56,559	$36,821

The 2010 Equity Incentive Plan

Total unrecognized compensation expense related to share options under the 2010 Plan is not significant. As of December 31, 2015, the number of options outstanding and exercisable under the 2010 Plan was 4.2 million at a weighted-average exercise price of $6.58 per share and $6.57 per share, respectively.

During the nine-month period ended December 31, 2015, the Company granted 6.4 million unvested share bonus awards under the 2010 Plan. Of this amount, approximately 5.5 million unvested share bonus awards have an average grant date price of $11.93 per share. Further, approximately 0.7 million of these unvested shares represents the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions. The average grant date fair value of these awards contingent on certain market conditions was estimated to be $14.96 per award and was calculated using a Monte Carlo simulation. The remaining 0.2 million of unvested shares bonus awards under the 2010 Plan have an average grant date price of $12.10 per share and represents the target amount of grants made to certain executive officers whereby vesting is contingent on meeting certain free cash flow targets. The number of shares under the 2010 Plan, contingent on market conditions that ultimately will vest range from zero up to a maximum of 1.4 million based on a measurement of the percentile rank of the Company’s total shareholder return over a certain specified period against the Standard and Poor’s (“S&P”) 500 Composite Index and will cliff vest after a period of three years, if such market conditions have been met. The number of shares under the 2010 Plan, contingent on free cash flow targets that ultimately will vest range from zero up to a maximum of 0.4 million of the target payment based on a measurement of cumulative three-year increase of free cash flow from operations of the Company, and will cliff vest after a period of three years.

As of December 31, 2015, approximately 17.1 million unvested share bonus awards under the 2010 Plan were outstanding, of which vesting for a targeted amount of 3.6 million is contingent primarily on meeting certain market conditions. The number of shares that will ultimately be issued can range from zero to 7.2 million based on the achievement levels of the respective conditions. During the nine-month period ended December 31, 2015, 2.2 million shares under the 2010 Plan vested in connection with the share bonus awards with market conditions granted in fiscal year 2013, and 0.5 million shares under the 2010 Plan vested in connection with the share bonus awards with market conditions granted in fiscal year 2012.

As of December 31, 2015, total unrecognized compensation expense related to unvested share bonus awards under the 2010 Plan is $110.3 million, net of estimated forfeitures, and will be recognized over a weighted-average remaining vesting period of 2.61 years. Approximately $16.7 million of the total unrecognized compensation cost, net of estimated forfeitures, is related to awards under the 2010 Plan whereby vesting is contingent on meeting certain market conditions.

The 2014 NEXTracker Equity Incentive Plan

During the third quarter ended December 31, 2015, the Company granted 2.7 million share options under the NEXTracker Plan, at an average grant date fair value price of $7.76 per share, and with a vesting period of two to four years from the vesting commencement date.

Total unrecognized compensation expense related to share options under the NEXTracker Plan is $16.3 million, net of forfeitures, and will be recognized over a weighted-average remaining vesting period of 3.1 years. As of December 31, 2015, the number of options outstanding and exercisable was 2.5 million and 0.3 million, respectively, at a weighted-average exercise price of $3.90 per share and $2.84 per share, respectively.

During the nine-month period ended December 31, 2015, the Company granted 2.9 million unvested share bonus awards under the NEXTracker Plan, at an average grant date fair value of $10.27 per share that vest over a period of two to three years from the vesting commencement date. Of this amount, approximately 1.4 million unvested shares bonus awards represents the target amount of grants made to certain NEXTracker employees whereby vesting is contingent on meeting certain performance targets over a three-year period commencing October 1, 2015.

As of December 31, 2015, approximately 2.7 million unvested share bonus awards were outstanding.

As of December 31, 2015, total unrecognized compensation expense related to unvested share bonus awards under the NEXTracker Plan is $24.4 million, net of estimated forfeitures, and will be recognized over a weighted-average remaining vesting period of 2.62 years.

4.  EARNINGS PER SHARE

The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share attributable to the shareholders of Flextronics International Ltd.:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(In thousands, except per share amounts)
Net income	$148,910	$152,899	$382,737	$465,689
Shares used in computation:
Weighted-average ordinary shares outstanding	554,919	577,157	561,070	583,383
Basic earnings per share	0.27	0.26	0.68	0.80

Diluted earnings per share:
Net income	$148,910	$152,899	$382,737	$465,689
Shares used in computation:
Weighted-average ordinary shares outstanding	554,919	577,157	561,070	583,383
Weighted-average ordinary share equivalents from stock options and awards (1) (2)	6,077	10,044	7,856	11,408
Weighted-average ordinary shares and ordinary share equivalents outstanding	560,996	587,201	568,926	594,791
Diluted earnings per share	0.27	0.26	0.67	0.78

____________________________________________________________
(1)         Options to purchase ordinary shares of 2.1 million and 9.4 million during the three-month periods ended December 31, 2015 and December 31, 2014, respectively, and share bonus awards of 0.1 million and 0.2 million for the three-month periods ended December 31, 2015 and December 31, 2014, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

(2)         Options to purchase ordinary shares of 1.2 million and 11.2 million during the nine-month periods ended December 31, 2015 and December 31, 2014, respectively, and share bonus awards of 3.5 million and 0.1 million for the nine-month periods ended December 31, 2015 and December 31, 2014, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

5.  BANK BORROWINGS AND LONG TERM DEBT

Bank borrowings and long-term debt are as follows:

	As of December 31, 2015	As of March 31, 2015
	(In thousands)
Term Loan, including current portion, due in installments through August 2018	$585,000	$592,500
Term Loan, including current portion, due in installments through March 2019	555,000	475,000
4.625% Notes due February 2020	500,000	500,000
5.000% Notes due February 2023	500,000	500,000
4.750% Notes due June 2025	595,494	—
Other	71,516	16,233
Total	$2,807,010	$2,083,733

The weighted-average interest rates for the Company’s long-term debt were 3.4% and 3.2% as of December 31, 2015 and March 31, 2015, respectively.

On June 8, 2015, the Company issued $600 million of 4.750% Notes ("Notes") due June 15, 2025 in a private offering pursuant to Rule 144A and Regulation S under the Securities Act, at a discount of 99.213%, and an effective rate of approximately 4.850%. The Company received net proceeds of approximately $595.3 million from the issuance which will be used for general corporate purposes. During January 2016, the Company exchanged these notes for new notes with substantially similar terms and completed the registration of these notes with the Securities and Exchange Commission.

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

The indenture governing the Notes contains covenants that, among other things, restrict the ability of the Company and certain of the Company's subsidiaries to create liens; enter into sale-leaseback transactions; create, incur, issue, assume or guarantee any funded debt; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's assets to, another person, or permit any other person to consolidate, merge, combine or amalgamate with or into the Company. These covenants are subject to a number of significant limitations and exceptions set forth in the indenture. The indenture also provides for customary events of default, including, but not limited to, cross defaults to certain specified other debt of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Notes will become due and payable immediately without further action or notice. If any other event of default under the agreement occurs or is continuing, the applicable trustee or holders of at least 25% in aggregate principal amount of the then outstanding Notes may declare all of the Notes to be due and payable immediately, but upon certain conditions such declaration and its consequences may be rescinded and annulled by the holders of a majority in principal amount of the Notes. As of December 31, 2015, the Company was in compliance with the covenants in the indenture governing the Notes.

On September 30, 2015, the Company amended its $2.0 billion credit facility to increase the $500 million term loan maturing in March 2019 by $100.0 million. Quarterly repayments of principal under this term loan were amended to $7.5 million up to March 31, 2016, and will be increased to $11.3 million thereafter with the remainder due upon maturity. All other terms remained unchanged.

On October 1, 2015, the Company borrowed €50 million (approximately $54.6 million as of December 31, 2015), under a 5-year, unsecured, term-loan agreement due September 30, 2020. Borrowings under the term loan due September 30, 2020 bear interest at EURIBOR plus the applicable margin ranging between 0.80% and 2.00%, based on the Company’s credit ratings. The loan is repayable beginning December 30, 2016 in quarterly payments of €312,500 through June 30, 2020 with the remainder due upon maturity. This loan is included in the "Other" category in the table above.

This term loan agreement is unsecured, and is guaranteed by the Company. This term contains customary restrictions on the Company's and its subsidiaries' ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. This term loan agreement also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio, as defined therein, during its term. As of December 31, 2015, the Company was in compliance with the covenants under this term loan agreement.

Repayment of the Company’s long term debt outstanding as of December 31, 2015 is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2016 (1)	$15,000
2017	60,669
2018	61,338
2019	1,006,338
2020	501,338
Thereafter	1,162,327
Total	$2,807,010

____________________________________________________________

(1)	Represents scheduled repayment for the remaining three-month period ending March 31, 2016.

6.  INTEREST AND OTHER, NET

During the three-month and nine-month periods ended December 31, 2015, the Company recognized interest expense of $26.2 million and $71.4 million, respectively, on its debt obligations outstanding during the periods. During the three-month and nine-month periods ended December 31, 2014, the Company recognized interest expense of $19.9 million and $57.5 million, respectively.

During the three-month and nine-month periods ended December 31, 2015, the Company recognized interest income of $3.1 million and $10.9 million, respectively. During the three-month and nine-month periods ended December 31, 2014, the Company recognized interest income of $4.7 million and $14.7 million, respectively.

During the three-month and nine-month periods ended December 31, 2015, the Company recognized gains on foreign exchange transactions of $4.4 million and $19.1 million, respectively. During the three-month and nine-month periods ended December 31, 2014, the Company recognized gains on foreign exchange transactions of $8.5 million and $13.9 million, respectively.

During the nine-month periods ended December 31, 2015, the Company incurred $8.0 million of acquisition-related costs.

7.  OTHER CHARGES (INCOME), NET

The Company incurred expenses of $44.4 million and $46.3 million during the three-month and nine-month periods ended December 31, 2015, respectively, primarily due to $26.8 million loss on disposition of a non-strategic Western European manufacturing facility, which included a non-cash foreign currency translation loss of $25.3 million, and $21.8 million from the impairment of a non-core investment. These were offset by currency translation gains of $4.2 million.

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

8.  FINANCIAL INSTRUMENTS

Foreign Currency Contracts

The Company primarily enters into forward contracts and foreign currency swap contracts to manage the foreign currency risk associated with monetary accounts and anticipated foreign currency denominated transactions. The Company hedges committed exposures and does not engage in speculative transactions. As of December 31, 2015, the aggregate notional amount of the Company’s outstanding foreign currency contracts was $4.8 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	1,200,000	—	$185,037	$—
EUR	7,620	84,326	8,310	94,578
HUF	13,942,000	—	48,497	—
ILS	101,200	—	25,952	—
MXN	1,500,000	—	87,165	—
MYR	176,000	38,364	41,040	8,946
Other	N/A	N/A	45,989	—
			441,990	103,524
Other Foreign Currency Contracts
BRL	—	882,000	—	228,078
CHF	18,567	42,711	18,678	43,023
CNY	2,872,861	260,000	441,198	40,091
DKK	201,200	155,700	29,401	22,752
EUR	871,627	1,175,211	948,765	1,277,835
GBP	34,157	59,746	50,616	88,620
HUF	49,154,000	48,935,000	170,982	170,221
INR	2,100,628	106,646	31,502	1,600
MXN	1,905,960	818,430	110,756	47,559
MYR	377,341	78,800	87,989	18,375
PLN	97,018	52,401	25,011	13,509
SEK	675,375	999,944	79,732	117,772
SGD	42,071	9,360	29,745	6,618
Other	N/A	N/A	69,545	47,915
			2,093,920	2,123,968

Total Notional Contract Value in USD			$2,535,910	$2,227,492

As of December 31, 2015, the fair value of the Company’s short-term foreign currency contracts was not material and is included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the condensed consolidated statements of operations. As of December 31, 2015 and March 31, 2015, the Company also has included net deferred losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to the effective portion of changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. These deferred losses were not material as of December 31, 2015, and are expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations primarily over the next twelve-month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal periods presented and are included as a component of interest and other, net in the condensed consolidated statements of operations.

The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2015	March 31, 2015	Balance Sheet Location	December 31, 2015	March 31, 2015
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$4,546	$2,896	Other current liabilities	$3,501	$19,729

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$16,689	$22,933	Other current liabilities	$20,153	$11,328

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

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	December 31, 2015			December 31, 2014
	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(60,981)	$(139,723)	$(200,704)	$(24,557)	$(103,135)	$(127,692)
Other comprehensive gain (loss) before reclassifications	5,941	9,224	15,165	(29,287)	(15,154)	(44,441)
Net losses reclassified from accumulated other comprehensive loss	4,556	20,839	25,395	6,490	—	6,490
Net current-period other comprehensive gain (loss)	10,497	30,063	40,560	(22,797)	(15,154)	(37,951)
Ending balance	$(50,484)	$(109,660)	$(160,144)	$(47,354)	$(118,289)	$(165,643)

	Nine-Month Periods Ended
	December 31, 2015			December 31, 2014
	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(68,266)	$(112,239)	$(180,505)	$(32,849)	$(93,307)	$(126,156)
Other comprehensive gain (loss) before reclassifications	(8,478)	(18,412)	(26,890)	(31,252)	(13,146)	(44,398)
Net (gains) losses reclassified from accumulated other comprehensive loss	26,260	20,991	47,251	16,747	(11,836)	4,911
Net current-period other comprehensive gain (loss)	17,782	2,579	20,361	(14,505)	(24,982)	(39,487)
Ending balance	$(50,484)	$(109,660)	$(160,144)	$(47,354)	$(118,289)	$(165,643)

Net losses reclassified from accumulated other comprehensive loss during the nine-month period ended December 31, 2015 relating to derivative instruments and other includes $24.7 million attributable to the Company’s cash flow hedge instruments which were recognized as a component of cost of sales in the condensed consolidated statement of operations. During the three-month ended December 31, 2015, the Company recognized a loss of $26.8 million in connection with the disposition of a non-strategic Western European manufacturing facility, which included a $25.3 million cumulative foreign currency translation loss. This loss was offset by the release of certain cumulative foreign currency translation gains of $4.2 million, which has been reclassified from accumulated other comprehensive loss during the period and is included in other charges (income), net in the condensed consolidated statement of operations.

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

Substantially all unrealized losses relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three-month and nine-month periods ended December 31, 2014, was recognized as a component of cost of sales in the condensed consolidated statement of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges.

10.  TRADE RECEIVABLES SECURITIZATION

The Company sells trade receivables under two asset-backed securitization programs and under an accounts receivable factoring program.

Asset-Backed Securitization Programs

The Company continuously sells designated pools of trade receivables under its Global Asset-Backed Securitization Agreement (the “Global Program”) and its North American Asset-Backed Securitization Agreement (the “North American Program,” collectively, the “ABS Programs”) to affiliated special purpose entities, each of which in turn sells 100% of the receivables to unaffiliated financial institutions. These programs allow the operating subsidiaries to receive a cash payment and a deferred purchase price receivable for sold receivables. Following the transfer of the receivables to the special purpose entities, the transferred receivables are isolated from the Company and its affiliates, and upon the sale of the receivables from the special purpose entities to the unaffiliated financial institutions, effective control of the transferred receivables is passed to the unaffiliated financial institutions, which has the right to pledge or sell the receivables. Although the special purpose entities are consolidated by the Company, they are separate corporate entities and their assets are available first to satisfy the claims of their creditors. The investment limits set by the financial institutions are $761.0 million for the Global Program, of which $600.0 million is committed and $161.0 million is uncommitted, and $265.0 million for the North American Program, of which $225.0 million is committed and $40.0 million is uncommitted. Both programs require a minimum level of deferred purchase price receivable to be retained by the Company in connection with the sales.

The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.1% to 0.5% of serviced receivables per annum. Servicing fees recognized during the three-month and nine-month periods ended December 31, 2015 and December 31, 2014 were not material and are included in interest and other, net within the condensed consolidated statements of operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets and liabilities are recognized.

As of December 31, 2015, approximately $1.5 billion of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds of approximately $971.3 million and deferred purchase price receivables of approximately $534.7 million. As of March 31, 2015, approximately $1.3 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $740.7 million and deferred purchase price receivables of approximately $600.7 million. The portion of the purchase price for the receivables which is not paid by the unaffiliated financial institutions in cash is a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in other current assets as of December 31, 2015 and March 31, 2015, and were carried at the expected recovery amount of the related receivables. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a loss on sale of the related receivables and recorded in interest and other, net in the condensed consolidated statements of operations and were immaterial for all periods presented.

As of December 31, 2015 and March 31, 2015, the accounts receivable balances that were sold under the ABS Programs were removed from the condensed consolidated balance sheets and the net cash proceeds received by the Company were included as cash provided by operating activities in the condensed consolidated statements of cash flows.

For the nine-month periods ended December 31, 2015 and December 31, 2014, cash flows from sales of receivables under the ABS Programs consisted of approximately $3.9 billion and $3.3 billion, for transfers of receivables, respectively (of which approximately $355.1 million and $204.6 million, respectively, represented new transfers and the remainder proceeds from collections reinvested in revolving-period transfers).

The following table summarizes the activity in the deferred purchase price receivables account:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(In thousands)
Beginning balance	$537,619	$426,057	$600,672	$470,908
Transfers of receivables	920,370	1,139,744	2,671,095	2,639,526
Collections	(923,294)	(891,159)	(2,737,072)	(2,435,792)
Ending balance	$534,695	$674,642	$534,695	$674,642

Trade Accounts Receivable Sale Programs

The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected was approximately $257.3 million and $485.6 million as of December 31, 2015 and March 31, 2015, respectively. For the nine-month periods ended December 31, 2015 and December 31, 2014, total accounts receivable sold to certain third party banking institutions was approximately $1.8 billion and $3.4 billion, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.

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

The Company has accrued for contingent consideration in connection with its business acquisitions, which is measured at fair value based on certain internal models and unobservable inputs.

The Company accrued $81.0 million of contingent consideration related to the acquisition of NEXTracker on the date of acquisition. Additionally, an incremental fair value adjustment of $4.0 million related to this acquisition, was recorded during the three-month and nine-month periods ended December 31, 2015. The fair value of the liability was estimated using a simulation-based measurement technique with significant inputs that are not observable in the market and thus represents a level 3 fair value measurement. The significant inputs in the fair value measurement not supported by market activity included the Company's probability assessments of expected future revenue during the earn-out period and associated volatility, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the Merger Agreement. Significant decreases in expected revenue during the earn-out period, or significant increases in the discount rate or volatility in isolation would result in lower fair value estimates. The interrelationship between these inputs is not considered significant.

During the three-month period ended December 31, 2014, the Company paid $7.4 million of contingent consideration related to the acquisition of Saturn Electronics and Engineering Inc., included as other financing activities in the statement of cash flows for the nine-month period ended December 31, 2014.

The following table summarizes the activities related to contingent consideration:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(In thousands)
Beginning balance	$4,500	$15,800	$4,500	$11,300
Additions to accrual	81,000	—	81,000	4,500
Payments	—	(7,398)	—	(7,398)
Fair value adjustments	4,000	—	4,000	—
Ending balance	$89,500	$8,402	$89,500	$8,402

The Company values deferred purchase price receivables relating to its asset-backed securitization program based on a discounted cash flow analysis using unobservable inputs (i.e., level 3 inputs), which are primarily risk free interest rates adjusted for the credit quality of the underlying creditor. Due to its high credit quality and short term maturity, the fair value approximates carrying value. Significant increases in either of the major unobservable inputs (credit spread, risk free interest rate) in isolation would result in lower fair value estimates, however the impact is not meaningful. The interrelationship between these inputs is also insignificant. Refer to note 10 for a reconciliation of the change in the deferred purchase price receivable during the three-month and nine-month periods ended December 31, 2015 and December 31, 2014.

There were no transfers between levels in the fair value hierarchy during the three-month and nine-month periods ended December 31, 2015 and December 31, 2014.

Financial Instruments Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$939,564	$—	$939,564
Deferred purchase price receivable (Note 10)	—	—	534,695	534,695
Foreign exchange contracts (Note 8)	—	21,235	—	21,235
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	8,655	40,927	—	49,582
Liabilities:				0
Foreign exchange contracts (Note 8)	$—	$(23,654)	$—	$(23,654)
Contingent consideration in connection with business acquisitions	—	—	(89,500)	(89,500)

	Fair Value Measurements as of March 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$674,859	$—	$674,859
Deferred purchase price receivable (Note 10)	—	—	600,672	600,672
Foreign exchange contracts (Note 8)	—	25,829	—	25,829
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	9,068	37,041	—	46,109
Liabilities:				0
Foreign exchange contracts (Note 8)	$—	$(31,057)	$—	$(31,057)
Contingent consideration in connection with business acquisitions	—	—	(4,500)	(4,500)

Other financial instruments

The following table presents the Company’s debt not carried at fair value:

	As of December 31, 2015		As of March 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)
Term Loan, including current portion, due in installments through August 2018	$585,000	$580,250	$592,500	$582,131	Level 1
Term Loan, including current portion, due in installments through March 2019	555,000	549,800	475,000	465,500	Level 1
4.625% Notes due February 2020	500,000	531,053	500,000	523,750	Level 1
5.000% Notes due February 2023	500,000	514,430	500,000	543,150	Level 1
4.750% Notes due June 2025	595,494	599,940	—	—	Level 1
Total	$2,735,494	$2,775,473	$2,067,500	$2,114,531

The term loans and Notes due February 2020, February 2023 and June 2025 are valued based on broker trading prices in active markets.

The Company values its €50 million (approximately $54.6 million as of December 31, 2015), 5-year, unsecured, term-loan due September 30, 2020 based on the current market rate, and as of December 31, 2015, the carrying amount approximates fair value.

12. BUSINESS AND ASSETS ACQUISITIONS

Acquisition of Mirror Controls International

On June 29, 2015, the Company completed its acquisition of 100% of the outstanding share capital of MCi, and paid approximately $555.2 million, net of $27.7 million of cash acquired. This acquisition expanded the Company's capabilities in the automotive market, and was included in the HRS segment. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill.

The following represents the Company's allocation of the total purchase price to the acquired assets and liabilities of MCi (in thousands):

Current assets:
Accounts receivable	$41,392
Inventories	19,169
Other current assets	2,798
Total current assets	63,359
Property and equipment, net	38,875
Other assets	1,632
Intangibles	236,800
Goodwill	322,458
Total assets	$663,124

Current liabilities:
Accounts payable	$28,002
Accrued liabilities & other current liabilities	19,798
Total current liabilities	47,800
Other liabilities	60,166
Total aggregate purchase price	$555,158

The intangible assets of $236.8 million is comprised of customer relationships of $75.5 million and licenses and other intangible assets of $161.3 million. Customer relationships and licenses and other intangibles are each amortized over a weighted-average estimated useful life of 10 years. In addition to accounts receivable and inventories, the Company acquired $38.9 million of machinery and equipment and assumed $60.2 million of other liabilities primarily comprised of deferred tax liabilities. The Company incurred $6.6 million in acquisition-related costs related to the acquisition of MCi during the nine-month period ended December 31, 2015.

The above purchase price allocation includes certain purchase accounting adjustments recorded during the three-month period ended December 31, 2015, which approximately resulted in a net increase of $32.0 million to goodwill, a net decrease of deferred tax liabilities of $10.6 million, and a net decrease of $43.2 million to intangibles. The decrease in intangible assets was a result of the finalization of the valuation for acquired intangible assets, which also resulted in an update in the estimated useful life from 8 years to 10 years. The impact resulted in a $2.3 million reduction in amortization expense during the three-month period ended December 31, 2015, which would have been the impact in the prior quarter if the final assumptions relating to the valuation for the acquired intangible assets were applied at the original acquisition date.

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

Acquisition of NEXTracker

On September 28, 2015, the Company acquired 100% of the outstanding share capital of NEXTracker, a provider of smart solar tracking solutions. The initial cash consideration was approximately $238.9 million, net of $13.2 million of cash acquired, with an additional $81.0 million of estimated potential contingent consideration, for a total purchase consideration of $319.9 million. This contingent consideration could reach a maximum of $97.2 million upon achievement of future revenue performance targets. The Company also acquired NEXTracker’s equity incentive plan. The financial results of NEXTracker were included in the IEI segment. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition and is subject to change as the Company finalizes the valuation of the intangible assets acquired. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill.

The following represents the Company's preliminary allocation of the total purchase price to the acquired assets and liabilities of NEXTracker (in thousands):

Current assets:
Accounts receivable	$60,298
Inventories	3,235
Other current assets	19,272
Total current assets	82,805
Property and equipment, net	1,382
Other assets	70
Intangibles	100,500
Goodwill	250,330
Total assets	$435,087

Current liabilities:
Accounts payable	$17,226
Other current liabilities	57,075
Total current liabilities	74,301
Other liabilities	40,845
Total aggregate purchase price	$319,941

The intangible assets of $100.5 million is comprised of customer relationships of $44.6 million and licenses and other intangible assets of $55.9 million. Customer relationships are amortized over a weighted-average estimated useful life of 5 years while licensed and other intangibles are amortized over a weighted-average estimated useful life of 6 years.

Other business acquisitions

Additionally, during the nine-month period ended December 31, 2015, the Company completed six acquisitions that were not individually, nor in the aggregate, significant to the consolidated financial position, results of operations and cash flows of the Company.  Three of the acquired businesses expanded the Company’s capabilities in the medical devices market, particularly precision plastics and molding within the HRS segment, two of them strengthened capabilities in the consumer electronics market within the CTG segment, and the last one strengthened capabilities in the household industrial and lifestyle market within the IEI segment. The Company paid $42.1 million, net of $0.7 million of cash held by the targets. The Company acquired $13.9 million of property and equipment, assumed liabilities of $27.3 million and recorded goodwill and intangibles of $39.6 million.

The results of operations for each of the acquisitions completed in fiscal year 2016 were included in the Company’s consolidated financial results beginning on the date of each acquisition.  The total amount of net income for the acquisitions completed in fiscal year 2016, collectively, were $29.5 million and $34.4 million, for the three-month and nine-month periods ended December 31, 2015, respectively. The total amount of revenue of these acquisitions, collectively, was not material to the Company’s consolidated financial results for the three-month and nine-month periods ended December 31, 2015.
On a pro-forma basis, and assuming the acquisitions occurred on the first day of the prior comparative period, or April 1, 2014, net income would have been estimated to be $116.6 million and $341.6 million for the three-month and nine-month periods ended December 31, 2015, respectively.  Pro-forma net income would have been estimated to be $146.9 million and $436.4 million for the three-month and nine-month periods ended December 31, 2014, respectively.  The estimated pro-forma net income for all periods presented does not include the $39.3 million tax benefit for the release of the valuation allowance on deferred tax assets relating to the NEXTracker acquisition, recognized in the three and nine-month period ended December 31, 2015 as discussed further in note 14, to promote comparability. Pro-forma revenue for the acquisitions in fiscal year 2016 has not been presented because the effect, collectively, was not material to the Company’s consolidated revenues for all periods presented.

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

13.  COMMITMENTS AND CONTINGENCIES

Litigation and other legal matters

During the fourth quarter of fiscal year 2014, one of the Company's Brazilian subsidiaries received an assessment for certain sales and import taxes. The tax assessment notice is for nine months of calendar year 2010 for an alleged amount of 50 million Brazilian reals (approximately $12.8 million based on the exchange rate as of December 31, 2015) plus interest. This assessment is in the second stage of the review process at the administrative level, and the Company plans to continue to vigorously oppose it as well as any future assessments. The Company is, however, unable to determine the likelihood of an unfavorable outcome of these assessments against our Brazilian subsidiary. While the Company believes there is no legal basis for the alleged liabilities, due to the complexities and uncertainty surrounding the administrative-review and judicial processes in Brazil and the nature of the claims, it is unable to reasonably estimate a range of loss for this assessment or any future assessments that are reasonably possible. The Company does not expect final judicial determination on these matters for several years.

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

14.  INCOME TAXES

During the three-month and nine-month periods ended December 31, 2015, the Company released $39.3 million of a previously established valuation allowance on deferred tax assets because of its recognition of $39.3 million in net deferred tax liabilities in connection with the NEXTracker acquisition.

In addition, during the nine-month period ended December 31, 2015, the Company released $37.2 million of liabilities for uncertain tax positions due to settlements, foreign exchanges and lapses of statutes of limitations in various jurisdictions.

15.  SHARE REPURCHASES

During the three-month and nine-month periods ended December 31, 2015, the Company repurchased 8.5 million shares at an aggregate purchase price of $94.0 million, and 29.0 million shares at an aggregate purchase price of $326.4 million, respectively, and retired all of these shares.

Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $500 million in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Extraordinary General Meeting held on August 20, 2015. As of December 31, 2015, shares in the aggregate amount of $328.5 million were available to be repurchased under the current plan.

16.  SEGMENT REPORTING

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

Selected financial information by segment is as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
	(In thousands)
Net sales:
Integrated Network Solutions	$2,469,099	$2,358,199	$6,640,626	$7,139,333
Consumer Technology Group	2,057,850	2,647,229	5,633,903	7,078,912
Industrial & Emerging Industries	1,214,225	1,105,992	3,490,205	3,327,660
High Reliability Solutions	1,022,003	913,634	2,881,453	2,650,411
	$6,763,177	$7,025,054	$18,646,187	$20,196,316
Segment income and reconciliation of income before tax:
Integrated Network Solutions	$75,578	$72,654	$198,400	$203,008
Consumer Technology Group	49,032	73,200	129,045	156,401
Industrial & Emerging Industries	49,230	21,730	110,498	104,636
High Reliability Solutions	82,806	56,124	213,890	159,068
Corporate and Other	(20,563)	(16,825)	(60,348)	(49,629)
Total segment income	236,083	206,883	591,485	573,484
Reconciling items:
Intangible amortization	19,319	8,045	43,117	23,228
Stock-based compensation	24,233	14,219	56,559	36,821
Other charges (income), net	44,415	5,067	46,257	(41,526)
Interest and other, net	21,566	9,035	60,106	40,178
Income before income taxes	$126,550	$170,517	$385,446	$514,783

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

In lieu of providing separate financial statements for the guarantor subsidiaries, the Company has included the accompanying condensed consolidating financial statements, which are presented using the equity method of accounting. The principal elimination entries relate to investment in subsidiaries and intercompany balances and transactions, including transactions with the Company’s non-guarantor subsidiaries. During the nine-month period ended December 31, 2015, and in conjunction with the new $600 million Notes, a new entity was added as a guarantor subsidiary for all three tranches of the

Notes. Accordingly, the Company recast the condensed consolidating financial statements presented below to reflect this change.

Condensed Consolidating Balance Sheets as of December 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$868,114	$188,540	$577,540	$—	$1,634,194
Accounts receivable	—	1,056,939	1,527,970	—	2,584,909
Inventories	—	1,487,706	2,003,027	—	3,490,733
Inter company receivable	9,102,531	5,282,669	12,479,607	(26,864,807)	—
Other current assets	5,832	249,367	991,569	—	1,246,768
Total current assets	9,976,477	8,265,221	17,579,713	(26,864,807)	8,956,604
Property and equipment, net	—	542,606	1,697,315	—	2,239,921
Goodwill and other intangible assets, net	250	66,969	1,249,798	—	1,317,017
Other assets	2,232,454	234,267	2,087,952	(4,018,697)	535,976
Investment in subsidiaries	1,965,783	2,813,134	16,874,908	(21,653,825)	—
Total assets	$14,174,964	$11,922,197	$39,489,686	$(52,537,329)	$13,049,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$60,000	$917	$4,619	$—	$65,536
Accounts payable	—	1,538,397	3,263,797	—	4,802,194
Accrued payroll	—	109,299	250,710	—	360,009
Inter company payable	8,809,843	8,754,992	9,299,972	(26,864,807)	—
Other current liabilities	47,572	804,571	1,072,389	—	1,924,532
Total current liabilities	8,917,415	11,208,176	13,891,487	(26,864,807)	7,152,271
Long term liabilities	2,714,294	2,045,880	2,577,338	(4,018,697)	3,318,815
Flextronics International Ltd. shareholders’ equity (deficit)	2,543,255	(1,331,859)	22,985,684	(21,653,825)	2,543,255
Noncontrolling interests	—	—	35,177	—	35,177
Total shareholders’ equity (deficit)	2,543,255	(1,331,859)	23,020,861	(21,653,825)	2,578,432
Total liabilities and shareholders’ equity	$14,174,964	$11,922,197	$39,489,686	$(52,537,329)	$13,049,518

Condensed Consolidating Balance Sheets as of March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$608,971	$168,272	$851,165	$—	$1,628,408
Accounts receivable	—	1,208,632	1,128,883	—	2,337,515
Inventories	—	1,729,593	1,759,159	—	3,488,752
Inter company receivable	6,417,410	4,759,062	10,099,057	(21,275,529)	—
Other current assets	8,143	202,160	1,075,922	—	1,286,225
Total current assets	7,034,524	8,067,719	14,914,186	(21,275,529)	8,740,900
Property and equipment, net	—	471,052	1,621,115	—	2,092,167
Goodwill and other intangible assets, net	475	64,831	349,869	—	415,175
Other assets	2,223,402	155,172	2,131,523	(4,092,715)	417,382
Investment in subsidiaries	1,799,956	1,658,387	16,641,212	(20,099,555)	—
Total assets	$11,058,357	$10,417,161	$35,657,905	$(45,467,799)	$11,665,624

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$40,000	$917	$5,245	$—	$46,162
Accounts payable	—	1,758,305	2,802,889	—	4,561,194
Accrued payroll	—	112,692	227,047	—	339,739
Inter company payable	6,559,569	7,250,235	7,465,725	(21,275,529)	—
Other current liabilities	30,553	845,156	933,419	—	1,809,128
Total current liabilities	6,630,122	9,967,305	11,434,325	(21,275,529)	6,756,223
Long term liabilities	2,067,421	2,102,483	2,435,962	(4,092,715)	2,513,151
Flextronics International Ltd. shareholders’ equity (deficit)	2,360,814	(1,652,627)	21,752,182	(20,099,555)	2,360,814
Noncontrolling interests	—	—	35,436	—	35,436
Total shareholders’ equity (deficit)	2,360,814	(1,652,627)	21,787,618	(20,099,555)	2,396,250
Total liabilities and shareholders’ equity	$11,058,357	$10,417,161	$35,657,905	$(45,467,799)	$11,665,624

Condensed Consolidating Statements of Operations for the Three-Month Period Ended December 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$4,598,248	$5,717,609	$(3,552,680)	$6,763,177
Cost of sales	—	4,186,909	5,676,481	(3,552,680)	6,310,710
Gross profit	—	411,339	41,128	—	452,467
Selling, general and administrative expenses	—	83,750	156,867	—	240,617
Intangible amortization	75	960	18,284	—	19,319
Interest and other, net	49,358	318,367	(301,744)	—	65,981
Income (loss) from continuing operations before income taxes	(49,433)	8,262	167,721	—	126,550
Provision for income taxes	—	(8,071)	(14,289)	—	(22,360)
Equity in earnings in subsidiaries	198,343	(52,808)	(12,229)	(133,306)	—
Net income (loss)	$148,910	$(36,475)	$169,781	$(133,306)	$148,910

Condensed Consolidating Statements of Operations for the Three-Month Period Ended December 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$5,164,527	$5,437,970	$(3,577,443)	$7,025,054
Cost of sales	—	4,757,332	5,436,508	(3,577,443)	6,616,397
Gross profit	—	407,195	1,462	—	408,657
Selling, general and administrative expenses	—	64,161	151,832	—	215,993
Intangible amortization	75	937	7,033	—	8,045
Interest and other, net	27,876	249,948	(263,722)	—	14,102
Income (loss) from continuing operations before income taxes	(27,951)	92,149	106,319	—	170,517
Provision for income taxes	—	(5,737)	23,355	—	17,618
Equity in earnings in subsidiaries	180,850	(69,438)	61,337	(172,749)	—
Net income (loss)	$152,899	$28,448	$144,301	$(172,749)	$152,899

 Condensed Consolidating Statements of Operations for the Nine-Month Period Ended December 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$13,126,846	$15,167,659	$(9,648,318)	$18,646,187
Cost of sales	—	11,972,222	15,120,559	(9,648,318)	17,444,463
Gross profit	—	1,154,624	47,100	—	1,201,724
Selling, general and administrative expenses	—	214,015	452,783	—	666,798
Intangible amortization	225	2,881	40,011	—	43,117
Interest and other, net	(347,663)	931,754	(477,728)	—	106,363
Income from continuing operations before income taxes	347,438	5,974	32,034	—	385,446
Provision for income taxes	—	(4,630)	7,339	—	2,709
Equity in earnings in subsidiaries	35,299	(104,435)	40,531	28,605	—
Net income (loss)	$382,737	$(93,831)	$65,226	$28,605	$382,737

Condensed Consolidating Statements of Operations for the Nine-Month Period Ended December 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$14,702,071	$15,399,047	$(9,904,802)	$20,196,316
Cost of sales	—	13,616,471	15,318,124	(9,904,802)	19,029,793
Gross profit	—	1,085,600	80,923	—	1,166,523
Selling, general and administrative expenses	—	188,788	441,072	—	629,860
Intangible amortization	225	2,624	20,379	—	23,228
Interest and other, net	(24,933)	797,142	(773,557)	—	(1,348)
Income from continuing operations before income taxes	24,708	97,046	393,029	—	514,783
Provision for income taxes	—	9,053	40,041	—	49,094
Equity in earnings in subsidiaries	440,981	(55,992)	148,946	(533,935)	—
Net income	$465,689	$32,001	$501,934	$(533,935)	$465,689

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three-Month Period Ended December 31, 2015

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$148,910	$(36,475)	$169,781	$(133,306)	$148,910
Other comprehensive income:
Foreign currency translation adjustments, net of zero tax	30,063	64,298	50,828	(115,126)	30,063
Unrealized gain on derivative instruments and other, net of zero tax	10,497	4,099	10,497	(14,596)	10,497
Comprehensive income	$189,470	$31,922	$231,106	$(263,028)	$189,470

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three-Month Period Ended December 31, 2014

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income	$152,899	$28,448	$144,301	$(172,749)	$152,899
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(15,154)	96,645	37,167	(133,812)	(15,154)
Unrealized loss on derivative instruments and other, net of zero tax	(22,797)	(5,936)	(22,797)	28,733	(22,797)
Comprehensive income	$114,948	$119,157	$158,671	$(277,828)	$114,948

 Condensed Consolidating Statements of Comprehensive Income (Loss) for the Nine-Month Period Ended December 31, 2015

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$382,737	$(93,831)	$65,226	$28,605	$382,737
Other comprehensive income (loss):	0
Foreign currency translation adjustments, net of zero tax	2,579	7,113	(703)	(6,410)	2,579
Unrealized gain on derivative instruments and other, net of zero tax	17,782	9,883	17,782	(27,665)	17,782
Comprehensive income (loss)	$403,098	$(76,835)	$82,305	$(5,470)	$403,098

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Nine-Month Period Ended December 31, 2014

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income	$465,689	$32,001	$501,934	$(533,935)	$465,689
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(24,982)	190,307	108,504	(298,811)	(24,982)
Unrealized loss on derivative instruments and other, net of zero tax	(14,505)	(6,164)	(14,505)	20,669	(14,505)
Comprehensive income	$426,202	$216,144	$595,933	$(812,077)	$426,202

Condensed Consolidating Statements of Cash Flows for the Nine-Month Period Ended December 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$343,182	$(92,821)	$689,411		$939,772
Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(128,011)	(285,928)	5	(413,934)
Acquisition and divestiture of businesses, net of cash acquired and cash held in divested business	—	(809,233)	(91,009)	—	(900,242)
Investing cash flows to affiliates	(1,099,775)	(994,387)	(944,200)	3,038,362	—
Other investing activities, net	(2,046)	(23,270)	26,713	—	1,397
Net cash used in investing activities	(1,101,821)	(1,954,901)	(1,294,424)	3,038,367	(1,312,779)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	695,309	—	60,375	—	755,684
Repayments of bank borrowings, long-term debt and capital lease obligations	(35,638)	(1,333)	(3,735)	—	(40,706)
Payments for repurchases of ordinary shares	(331,690)	—	—	—	(331,690)
Net proceeds from issuance of ordinary shares	52,950	—	—	—	52,950
Financing cash flows from affiliates	632,750	2,065,092	340,525	(3,038,367)	—
Other financing activities, net	—	—	(49,742)	—	(49,742)
Net cash provided by financing activities	1,013,681	2,063,759	347,423	(3,038,367)	386,496
Effect of exchange rates on cash and cash equivalents	4,101	4,231	(16,035)	—	(7,703)
Net increase (decrease) in cash and cash equivalents	259,143	20,268	(273,625)	—	5,786
Cash and cash equivalents, beginning of period	608,971	168,272	851,165	—	1,628,408
Cash and cash equivalents, end of period	$868,114	$188,540	$577,540	$—	$1,634,194

Condensed Consolidating Statements of Cash Flows for the Nine-Month Period Ended December 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(4,319)	$11,083	$662,660	$—	$669,424
Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(76,042)	(88,340)	(12)	(164,394)
Acquisition and divestiture of businesses, net of cash acquired and cash held in divested business	—	(20,092)	(38,040)	—	(58,132)
Investing cash flows from (to) affiliates	(1,163,617)	(2,257,892)	370,504	3,051,005	—
Other investing activities, net	(1,500)	(10,597)	580		(11,517)
Net cash provided by (used in) investing activities	(1,165,117)	(2,364,623)	244,704	3,050,993	(234,043)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	223,000	—	11,523	—	234,523
Repayments of bank borrowings, long-term debt and capital lease obligations	(245,500)	(1,686)	(4,151)	—	(251,337)
Payments for repurchases of ordinary shares	(290,752)	—	—	—	(290,752)
Net proceeds from issuance of ordinary shares	12,341	—	—	—	12,341
Financing cash flows from (to) affiliates	1,575,271	2,340,819	(865,097)	(3,050,993)	—
Other financing activities, net	—	—	(29,135)	—	(29,135)
Net cash provided by (used in) financing activities	1,274,360	2,339,133	(886,860)	(3,050,993)	(324,360)
Effect of exchange rates on cash and cash equivalents	(137,117)	(5,893)	145,482	—	2,472
Net decrease (increase) in cash and cash equivalents	(32,193)	(20,300)	165,986	—	113,493
Cash and cash equivalents, beginning of period	638,714	210,462	744,552	—	1,593,728
Cash and cash equivalents, end of period	$606,521	$190,162	$910,538	$—	$1,707,221

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

On July 23, 2015, we introduced our new brand and website to help us more efficiently manage our business opportunities and explain our new product and service offerings. We are shortening our brand name from Flextronics to “Flex” to signify that our business continues to evolve past the boundaries and confines of electronics alone. Our new tag line, “Live Smarter” highlights our belief that all devices are becoming intelligent and that value will ultimately be created in the “intelligence of things” and the convergence of technologies and digitization of products across multiple industries and market segments.

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

During the past few years, we have made significant efforts to evolve our long-term portfolio towards a higher mix of businesses which possess longer product life cycles and higher segment operating margins such as reflected in our IEI and HRS businesses. During the last two fiscal years we launched several programs broadly across our portfolio of services and in some instances we deployed certain new technologies. Some of these programs have started to yield better results, as demonstrated by our segment operating margin improvement while our sales decreased compared to the prior year. We continue to invest in innovation and we have expanded our design and engineering relationships through our product innovation centers.

We believe that our business transformation has strategically positioned us to take advantage of the long-term, future growth prospects for outsourcing of advanced manufacturing capabilities, design and engineering services and after-market services, which remain strong.

We are one of the world's largest providers of global supply chain solutions, with revenues of $18.6 billion for the nine-month period ended December 31, 2015 and $26.1 billion in fiscal year 2015. The following tables set forth the relative percentages and dollar amounts of net sales and net property and equipment, by country, based on the location of our manufacturing sites:

	Three-Month Periods Ended				Nine-Month Periods Ended
Net sales:	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
	(In thousands)
China	$2,466,098	37%	$2,636,663	38%	$6,642,761	35%	$7,663,630	38%
Mexico	945,360	14%	909,767	13%	2,795,863	15%	2,635,704	13%
U.S.	874,197	13%	779,607	11%	2,144,543	12%	2,224,063	11%
Malaysia	492,723	7%	624,239	9%	1,605,012	9%	1,726,200	9%
Brazil	477,577	7%	749,261	11%	1,460,404	8%	1,891,292	9%
Other	1,507,222	22%	1,325,517	18%	3,997,604	21%	4,055,427	20%
	$6,763,177		$7,025,054		$18,646,187		$20,196,316

	As of		As of
Property and equipment, net:	December 31, 2015		March 31, 2015
	(In thousands)
China	$794,732	35%	$776,914	37%
Mexico	354,979	16%	364,435	17%
U.S.	334,098	15%	314,613	15%
Malaysia	165,045	7%	165,779	8%
Brazil	122,555	5%	103,496	5%
Other	468,512	21%	366,930	18%
	$2,239,921		$2,092,167

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

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	93.3	94.2	93.6	94.2
Gross profit	6.7	5.8	6.4	5.8
Selling, general and administrative expenses	3.6	3.1	3.6	3.1
Intangible amortization	0.3	0.1	0.2	0.1
Interest and other, net	0.3	0.1	0.3	0.2
Other charges (income), net	0.7	0.1	0.2	(0.2)
Income before income taxes	1.8	2.4	2.1	2.6
Provision for (benefit from) income taxes	(0.3)	0.3	0.0	0.2
Net income	2.1%	2.1%	2.1%	2.4%

Net sales

The following table sets forth our net sales by segment and their relative percentages. Historical information has been recast to reflect realignment of customers and/or products between segments to ensure comparability:

	Three-Month Periods Ended				Nine-Month Periods Ended
Segments:	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
	(In thousands)
INS	$2,469,099	37%	$2,358,199	34%	$6,640,626	36%	$7,139,333	35%
CTG	2,057,850	30%	2,647,229	37%	5,633,903	30%	7,078,912	35%
IEI	1,214,225	18%	1,105,992	16%	3,490,205	19%	3,327,660	17%
HRS	1,022,003	15%	913,634	13%	2,881,453	15%	2,650,411	13%
	$6,763,177		$7,025,054		$18,646,187		$20,196,316

Net sales during the three-month period ended December 31, 2015 totaled $6.8 billion, representing a decrease of approximately $0.3 billion, or 3.7% from $7.0 billion during the three-month period ended December 31, 2014. The decline in net sales was primarily due to a $0.6 billion decrease in our CTG segment. The drop in CTG was due to a decline in demand from our largest customer in our mobile business offset by expansion across wearables, connected home and gaming markets. The other segments each realized modest increases with $0.1 billion in our IEI segment primarily attributable to higher sales to our energy customers including the results from the NEXTracker acquisition, $0.1 billion in our INS segment and $0.1 billion in our HRS segment, primarily due to higher sales to our communication and automotive customers, respectively. Net sales decreased $194.0 million to $3.3 billion in Asia, and $82.2 million to $2.3 billion in the Americas, respectively. These decreases were offset by a small increase of $14.3 million in Europe.

Net sales during the nine-month period ended December 31, 2015 totaled $18.6 billion, representing a decrease of approximately $1.6 billion, or 7.7% from $20.2 billion during the nine-month period ended December 31, 2014. The decline in net sales was primarily due to softness in demand from our CTG and INS segments, primarily as a result of the same drivers listed above as well as from lower sales within our server and storage business. These decreases were offset by increases in our HRS and IEI segments attributable to an increase across multiple product categories and customers, most notably in our household, energy, automotive, and medical businesses. Net sales decreased $1.1 billion to $9.1 billion in Asia, $0.3 billion to $6.4 billion in the Americas and $0.2 billion to $3.1 billion in Europe, respectively.

Our ten largest customers, during the three-month and nine-month periods ended December 31, 2015, accounted for approximately 46% of net sales, respectively. Motorola Mobility (including net sales from its parent Lenovo) accounted for more than 10% of net sales during the three and nine-month periods ended December 31, 2015.

Our ten largest customers accounted for approximately 51% of net sales for both the three-month and the nine-month periods ended December 31, 2014, respectively. Motorola Mobility (including net sales from its former parent Google, up to the point in time when Motorola Mobility was acquired by Lenovo, and including net sales from Lenovo thereafter) accounted for more than 10% of net sales during the three-month and nine-month periods ended December 31, 2014.

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

Gross profit during the three-month period ended December 31, 2015 increased $43.8 million to $452.5 million, or 6.7% of net sales, from $408.7 million, or 5.8% of net sales, during the three-month period ended December 31, 2014. Gross profit during the nine-month period ended December 31, 2015 increased $35.2 million to $1.2 billion, or 6.4% of net sales from $1.2 billion, or 5.8% of net sales, during the nine-month period ended December 31, 2014. The increase in gross profit reflects a richer mix of business and improved operational execution while ramping new customers and programs during the nine-month period ended December 31, 2015.

Gross margins improved 90 and 60 basis points in the three-month and nine-month periods ended December 31, 2015, respectively, compared to that of the three-month and nine-month periods ended December 31, 2014. Our overall improved margins are the result of our strategic objective to move our long-term portfolio towards a greater mix of businesses that have longer product lifecycles and higher margins across all our segments. The increase from the prior three-month and nine-month periods are due primarily to the proportionate increased share of our total revenues attributable to our HRS and IEI segments coupled with their increased profitability primarily driven by our acquisitions of MCi and NEXTracker. See below for further discussion on segment profitability.

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

The following table sets forth segment income and margins. Historical information has been recast to reflect realignment of customers and/or products between segments:

	Three-Month Periods Ended				Nine-Month Periods Ended
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
	(In thousands)
Segment income & margin:
INS	$75,578	3.1%	$72,654	3.1%	$198,400	3.0%	$203,008	2.8%
CTG	49,032	2.4%	73,200	2.8%	129,045	2.3%	156,401	2.2%
IEI	49,230	4.1%	21,730	2.0%	110,498	3.2%	104,636	3.1%
HRS	82,806	8.1%	56,124	6.1%	213,890	7.4%	159,068	6.0%
Corporate and Other	(20,563)		(16,825)		(60,348)		(49,629)
Total segment income	236,083	3.5%	206,883	2.9%	591,485	3.2%	573,484	2.8%
Reconciling items:
Intangible amortization	19,319		8,045		43,117		23,228
Stock-based compensation	24,233		14,219		56,559		36,821
Other charges (income), net	44,415		5,067		46,257		(41,526)
Interest and other, net	21,566		9,035		60,106		40,178
Income before income taxes	$126,550		$170,517		$385,446		$514,783

INS segment margin remained consistent for the three-month periods ended December 31, 2015 and December 31, 2014, respectively, while increasing 20 basis points, for the nine-month period ended December 31, 2015, from 2.8% during the nine-month period ended December 31, 2014. The improvements are driven by favorable product mix changes, higher utilization levels and strong operational execution across multiple customers and facilities.

CTG segment margin decreased 40 basis points for the three-month period ended December 31, 2015, from 2.8% during the three-month period ended December 31, 2014, primarily driven by change in product mix in the consumer electronics market and further impacted by charges related to a distressed customer. CTG segment margin increased 10 basis points for the nine-month period ended December 31, 2015, from 2.2% during the nine-month period ended December 31, 2014, due to a portfolio shift within the CTG product mix focusing on higher margin consumer electronic products including wearables, coupled with operational efficiencies due to better execution in programs, offset by a charge related to a distressed customer and lower contribution from our mobile business driven by a decrease in volume.

IEI segment margin increased 210 and 10 basis points, to 4.1% and 3.2%, respectively, for the three-month and nine-month periods ended December 31, 2015, from 2.0% and 3.1% during the three-month and nine-month periods ended December 31, 2014, respectively. The increases are primarily due to operational improvements for some of our previously under-performing programs, and additional contribution from new program ramps, including the results from our NEXTracker acquisition.

HRS segment margin increased 200 and 140 basis points, to 8.1% and 7.4%, respectively, for the three-month and nine-month periods ended December 31, 2015, from 6.1% and 6.0% during the three-month and nine-month periods ended December 31, 2014, respectively. The improvements are primarily due to additional flow through from the increase in revenue from new programs and successful integration of MCi, coupled with greater value-added business engagements due to greater design and engineering solutions being provided.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) amounted to $240.6 million, or 3.6% of net sales, during the three-month period ended December 31, 2015, increasing $24.6 million from $216.0 million, or 3.1% of net sales, during the three-month period ended December 31, 2014. SG&A was $666.8 million, or 3.6% of net sales, during the nine-month period ended December 31, 2015, increasing $36.9 million from $629.9 million, or 3.1% of net sales, during the nine-month period ended December 31, 2014. The increase in SG&A expenses compared to the prior year is primarily due to increases in stock-based compensation expense, incremental costs associated with our acquisitions of MCi and NEXTracker both of which drive a higher SG&A level with the higher operating profit margins, and to a lesser extent charges related to a distressed customer.

Intangible amortization

Amortization of intangible assets increased by $11.3 million during the three-month period ended December 31, 2015 to $19.3 million from $8.0 million for the three-month period ended December 31, 2014, and increased by $19.9 million during the nine-month period ended December 31, 2015 to $43.1 million from $23.2 million during the nine-month period ended December 31, 2014. The increase is primarily due to incremental amortization expense on intangible assets relating to our acquisitions completed during the first nine months of fiscal year 2016.

Interest and other, net

Interest and other, net was $21.6 million during the three-month period ended December 31, 2015 compared to $9.0 million during the three-month period ended December 31, 2014. The increase in interest and other, net of $12.6 million was primarily due to $6.7 million of interest expense from the new 4.750% Notes due June 15, 2025 as further discussed in note 5 to the condensed consolidated financial statements, as well as a decrease in foreign currency gains in the current period of $4.1 million.

Interest and other, net was $60.1 million during the nine-month period ended December 31, 2015 compared to $40.2 million during the nine-month period ended December 31, 2014. The increase in interest and other, net of $19.9 million was primarily as a result of the same factors listed above, as well as $8.0 million of acquisition-related costs incurred during the period, primarily for MCi.

Other charges (income), net

Other charges (income), net was $44.4 million and $46.3 million of other expense during the three and nine-month periods ended December 31, 2015, respectively, primarily due to $26.8 million loss on disposition of a non-strategic Western European manufacturing facility which included a non-cash foreign currency translation loss of $25.3 million, and $21.8 million from the impairment of a non-core investment. These were offset by a non-cash foreign currency translation gain of $4.2 million, as further discussed in note 7 to the condensed consolidated financial statements.

Other charges (income), net was $41.5 million of other income during the nine-month period ended December 31, 2014 principally as a result of the reversal of a contractual obligation with a certain customer recognized during the fourth quarter of fiscal year 2014 in the amount of $55.0 million. This was partially offset by an $11.0 million loss in connection with the disposition of a manufacturing facility in Western Europe.

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

The consolidated effective tax rate was (17.7)% and 0.7% for the three-month and nine-month periods ended December 31, 2015, respectively, and 10.3% and 9.5% for the three-month and nine-month periods ended December 31, 2014, respectively, and varies from the Singapore statutory rate of 17.0% as a result of recognition of earnings in different jurisdictions, operating loss carryforwards, income tax credits, release of previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effect of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia and Israel. We generate most of our revenues and profits from operations outside of Singapore. The effective tax rate for the nine-month period ended December 31, 2015 of 0.7% was significantly below the effective tax rate for the nine-month period ended December 31, 2014 of 9.5%. This reduction was primarily driven by a $39.3 million release of a previously established valuation allowance on deferred tax assets because of the recognition of $39.3 million in net deferred tax liabilities recorded in connection with the NEXTracker acquisition, as well as a $37.2 million reduction in our liability for uncertain tax positions due to settlements, foreign exchange and lapses of statues of limitations in various jurisdictions. Additionally, the effective tax rate in fiscal year 2015 was lower as it included other income of $55.0 million for which no tax expense was recorded due to the nature of the income.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, we had cash and cash equivalents of approximately $1.6 billion and bank and other borrowings of approximately $2.8 billion. We have a $1.5 billion revolving credit facility that expires in March 2019, under which there were no borrowings outstanding as of the end of the quarter. As of December 31, 2015, we were in compliance with the covenants under each of our existing credit facilities and indentures.

Cash provided by operating activities was $939.8 million during the nine-month period ended December 31, 2015. This resulted primarily from $382.7 million of net income for the period plus adjustments for $381.9 million of non-cash charges such as depreciation, amortization, and other impairment charges, and $175.1 million from changes in our operating assets and liabilities. These changes were mainly related to an increase in accounts payable due to timing of payments to suppliers, offset by an increase in accounts receivable driven by the increase in sales activity.

For the quarterly periods indicated, certain key liquidity metrics were as follows:

Three-Month Periods Ended
	December 31, 2015	March 31, 2015	December 31, 2014
Days in trade accounts receivable	42 days	46 days	39 days
Days in inventory	51 days	58 days	50 days
Days in accounts payable	69 days	77 days	66 days
Cash conversion cycle	24 days	27 days	23 days

Days in trade accounts receivable was calculated as average accounts receivable for the current and prior quarters, adding back the reduction in accounts receivable resulting from non-cash accounts receivable sales, divided by annualized sales for the current quarter by day. During the three-month period ended December 31, 2015, days in trade accounts receivable increased by 3 days compared to the three-month period ended December 31, 2014 largely due to timing of invoicing customers during the current period. Non-cash accounts receivable sales or deferred purchase price receivables included for the purposes of the calculation were $534.7 million, $600.7 million, and $674.6 million for the quarters ended December 31, 2015, March 31, 2015 and December 31, 2014, respectively. Deferred purchase price receivables are recorded in other current assets in the condensed consolidated balance sheets. For further information regarding deferred purchase price receivables see note 10 to the condensed consolidated financial statements.

Days in inventory was calculated as the average inventory for the current and prior quarters divided by annualized cost of sales for the respective quarter by day. Days in inventory remained consistent during the three-month period ended December 31, 2015, compared to the three-month period ended December 31, 2014.

Days in accounts payable was calculated as the average accounts payable for the current and prior quarters divided by annualized cost of sales for the respective quarter by day. Days in accounts payable increased by 3 days during the three-month period ended December 31, 2015, compared to the three-month period ended December 31, 2014, primarily due to timing of payments.

Our cash conversion cycle was calculated as the sum of days of inventory and days of account receivables outstanding less days payable outstanding. Our cash conversion cycle increased by 1 day during the three-month period ended December 31, 2015, compared to the three-month period ended December 31, 2014, due to the factors for each of the components in the calculation discussed above.

Cash used in investing activities amounted to $1.3 billion during the nine-month period ended December 31, 2015. This resulted primarily from $903.8 million paid for the acquisition of nine businesses completed during the nine-month period ended December 31, 2015, including approximately $555.2 million, net of cash acquired, related to the acquisition of MCi, $238.1 million, net of cash acquired, related to the acquisition of NEXTracker, and approximately $67.5 million to acquire an optical transport facility from Alcatel-Lucent. Investing activities also reflects $413.9 million of net capital expenditures for property and equipment to support certain programs. Other investing activities includes $38.4 million paid for the purchase of certain investments, offset by $38.2 million of proceeds from the sale of certain assets that were purchased on behalf of a customer and financed by a third party banking institution.

We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our free cash flow is calculated as cash from operations less net purchases of property and equipment.

Our free cash flows for the nine-month period ended December 31, 2015 was $525.8 million compared to $505.0 million for the nine-month period ended December 31, 2014. Free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Nine-Month Periods Ended
	December 31, 2015	December 31, 2014
	(In thousands)
Net cash provided by operating activities	$939,772	$669,424
Purchases of property and equipment	(418,561)	(254,970)
Proceeds from the disposition of property and equipment	4,627	90,576
Free cash flow	$525,838	$505,030

Cash provided by financing activities was $386.5 million during the nine-month period ended December 31, 2015, which was primarily for net proceeds from bank borrowings and long-term debt of $755.7 million mainly resulting from our new debt issuance discussed further in note 5 to the condensed consolidated financial statements, and $53.0 million from the issuance of our shares for option exercises. These cash inflows were partially offset by cash paid for the repurchase of our ordinary shares in the amount of $331.7 million.

Our cash balances are held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months. As of December 31, 2015 and March 31, 2015, over half of our cash and cash equivalents was held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated, under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $800.0 million as of March 31, 2015). Repatriation could result in an additional income tax payment, however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.

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

Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Extraordinary General Meeting which was held on August 20, 2015. During the nine-month period ended December 31, 2015, we paid $331.7 million to repurchase shares (under the current and prior repurchase plans) at an average price of $11.28 per share. As of December 31, 2015, shares in the aggregate amount of $328.5 million were available to be repurchased under the current plan.

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

OFF-BALANCE SHEET ARRANGEMENTS

We sell designated pools of trade receivables to unaffiliated financial institutions under our ABS programs, and in addition to cash, we receive a deferred purchase price receivable for each pool of the receivables sold. Each of these deferred purchase price receivables serves as additional credit support to the financial institutions and is recorded at its estimated fair value. As of December 31, 2015 and March 31, 2015, the fair values of our deferred purchase price receivable were approximately $534.7 million and $600.7 million, respectively. As of December 31, 2015 and March 31, 2015, the outstanding balances on receivables sold for cash were $1.2 billion and $1.3 billion, respectively, under all our accounts receivable sales programs, which are not included in our condensed consolidated balance sheets. For further information see note 10 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the nine-month period ended December 31, 2015 as compared to the fiscal year ended March 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2015, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015 such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our third quarter of fiscal year 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of our ordinary shares made by us for the period from September 26, 2015 through December 31, 2015:

Period (2)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 26 - October 30, 2015	1,488,997	$10.79	1,488,997	$406,428,420
November 1 - November 27, 2015	2,830,950	$11.30	2,830,950	$374,442,925
November 28 - December 31, 2015	4,133,426	$11.13	4,133,426	$328,458,255
Total	8,453,373		8,453,373

____________________________________________________________

(1)
During the period from September 26, 2015 through December 31, 2015, all purchases were made pursuant to the programs discussed below in open market transactions.  All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)
On August 20, 2015, our Board of Directors authorized the repurchase of our outstanding ordinary shares for up to $500 million.  This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Extraordinary General Meeting held on the same date as the Board authorization. As of December 31, 2015, shares in the aggregate amount of $328.5 million were available to be repurchased under the current plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits — See Index to Exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXTRONICS INTERNATIONAL LTD.
(Registrant)

/s/ Michael M. McNamara
Michael M. McNamara
Chief Executive Officer
(Principal Executive Officer)

Date:	February 1, 2016
/s/ Christopher Collier
Christopher Collier
Chief Financial Officer
(Principal Financial Officer)

Date:	February 1, 2016

EXHIBIT INDEX

Exhibit No.	Exhibit

4.01
Amendment No. 1, dated as of September 30, 2015, to Credit Agreement, dated as of March 31, 2014, among Flextronics International Ltd. and certain of its subsidiaries, as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and the other Lenders party thereto.

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