Form 10-K
period 2016-03-31
FLEXTRONICS INTERNATIONAL LTD.
filed 2016-05-20
CIK 866374

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of September 25, 2015, the aggregate market value of the Company's ordinary shares held by non-affiliates of the registrant was approximately $5.8 billion based upon the closing sale price as reported on the NASDAQ Stock Market LLC (NASDAQ Global Select Market).
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2016
Ordinary Shares, No Par Value	542,802,845
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement to be delivered to shareholders in connection with the Registrant's 2016 Annual General Meeting of Shareholders	Part III

PART I

FORWARD-LOOKING STATEMENTS
Unless otherwise specifically stated, references in this report to "Flex," "the Company," "we," "us," "our" and similar terms mean Flextronics International Ltd. and its subsidiaries.
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
ITEM 1.    BUSINESS
OVERVIEW
We are a globally-recognized, leading provider of innovative design, engineering, manufacturing, and supply chain services and solutions that span from sketch to scaletm; from conceptual sketch to full-scale production. We design, build, ship and service complete packaged consumer and industrial products for original equipment manufacturers ("OEMs"), through our activities in the following segments:

•
High Reliability Solutions ("HRS"), which is comprised of our medical business including consumer health, digital health, disposables, drug delivery, diagnostics, life sciences and imaging equipment; our automotive business, including vehicle electronics, connectivity, and clean technologies; and our defense and aerospace businesses, focused on commercial aviation, defense and military;

•
Consumer Technologies Group ("CTG"), which includes our mobile devices business, including smart phones; our consumer electronics business, including connected living, wearable electronics including digital sport, game consoles, and connectivity devices; and our high-volume computing business, including various supply chain solutions for notebook personal computers ("PC"), tablets, and printers; in addition, our CTG group is expanding its business relationships to include supply chain optimization for non-electronics products such as shoes and clothing;

•
Industrial and Emerging Industries ("IEI"), which is comprised of semiconductor and capital equipment, office solutions, household industrial and lifestyle, industrial automation and kiosks, energy and metering, and lighting; and

•
Communications & Enterprise Compute ("CEC"), formerly referred to as Integrated Network Solutions (“INS”), which includes radio access base stations, remote radio heads, and small cells for wireless infrastructure; optical, routing, broadcasting, and switching products for the data and video networks; server and storage platforms for both enterprise and cloud based deployments; next generation storage and security appliance products; and rack level solutions, converged infrastructure and software defined product solutions.

We provide our advanced design, manufacturing and supply chain services through a network of over 100 facilities in approximately 30 countries across four continents. We have established this extensive network of design and manufacturing facilities in the world's major consumer electronics and industrial products markets (Asia, the Americas, and Europe) in order to serve the outsourcing needs of both multinational and regional OEMs. Our services increase our customers' competitiveness by delivering improved product quality, increased flexibility, leading manufacturability, improved performance, faster time-to-market, and competitive costs. Our OEM customers leverage our services to meet their requirements throughout their products' entire life cycles. For the fiscal year ended March 31, 2016, we had revenue of $24.4 billion and net income of $444.1 million.

We believe that the combination of our extensive open innovation platform solutions, design and engineering services, advanced supply chain management solutions and services, significant scale and global presence, and industrial campuses in low-cost geographies provide us with a competitive advantage and strong differentiation in the market for designing, manufacturing, and servicing consumer electronics and industrial products for leading multinational and regional OEMs. Through these services and facilities, we offer our OEM customers accelerated design, increased flexibility and responsiveness, improved time to market, and supply chain predictability and real time visibility, which enable them to accelerate product launches, enter new markets, mitigate risks, and improve free cash flow.
Our business has been subject to seasonality, primarily due to our mobile devices and consumer electronics markets exposure, which are part of our CTG segment, which historically exhibit particular strength generally in the last two quarters of the calendar year in connection with the holiday season.
We recognized research and development costs primarily related to our design and innovations businesses of $75.5 million, $35.2 million, and $30.0 million for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.
INDUSTRY OVERVIEW
Our expertise is in the design, manufacture, and supply services for a broad range of products; as such, the closest definition of our industry is the outsourced Electronics Manufacturing Services ("EMS") industry. EMS has experienced significant change and growth as an increasing number of companies elect to outsource some or all of their design, manufacturing, and after-market services requirements. In recent years, we have seen an increased level of diversification by many companies, primarily in the technology sector. Companies that have historically identified themselves as software providers, internet service providers, or e-commerce retailers are entering the highly competitive and rapidly evolving hardware markets, with products including mobile devices, home entertainment and wearable devices. This trend has resulted in significant changes to the hardware manufacturing and supply chain solutions requirements of such companies. Increasingly complex products require highly customized supply chain solutions, in turn resulting in significant changes to the overall manufacturing and supply chain landscape. The growth of the overall industry for calendar year 2015 is estimated to have been around 6%.
We believe the total available market for the EMS industry is poised for continued growth, with current penetration rates estimated to be less than 30%. The intensely competitive nature of the electronics industry, the increasing complexity and sophistication of electronics products, and pressure on OEMs to reduce product costs and shorten product life cycles are all factors that encourage OEMs to utilize supply chain service providers as part of their business and manufacturing strategies. Utilizing global manufacturing and service providers allows OEMs to take advantage of the global design, manufacturing and supply chain management expertise of such providers, and enables OEMs to concentrate on product research, development, marketing, and sales. We believe that OEMs realize a number of important benefits through their strategic relationships with EMS providers, including:

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
SERVICE OFFERINGS
We offer a broad range of customizable services to OEMs. We believe that Flex has the broadest worldwide end-to-end supply chain solution capabilities in the industry, from concept design resources to aftermarket services. We believe a key competitive advantage is the Flex Platform, which is our system for improving customer competitiveness by providing superior speed, scope, and scale:

•
Speed:  Our sophisticated supply chain management tools and expertise allow us to provide customers with access to real-time information that increases visibility throughout the entire product lifecycle, reducing risk while accelerating execution.

•
Scope:  Our end-to-end services, from sketch to scaletm, include design and innovation services, engineering, logistics, and supply chain management. Our deep industry knowledge and multi-domain expertise accelerates the entire process of producing increasingly complex products for increasingly interconnected industries.

•
Scale:  Our physical infrastructure includes over 100 facilities in approximately 30 countries, staffed by approximately 200,000 employees, providing our customers with truly global scale and strategic geographic distribution capabilities.

We offer global economies of scale in procurement, manufacturing and after-market services, as well as market-focused expertise and capabilities in design and engineering. As a result of our extensive experience in specific markets, we have developed deep understanding of complex market dynamics, giving us the ability to anticipate trends that impact our customers' businesses. Our expertise can help improve our customers' market positioning by effectively adjusting product plans and roadmaps to efficiently and cost-effectively deliver high quality products that meet their time-to-market requirements.
Our services include all processes necessary to design, build, ship and service complete packaged consumer electronics and industrial products for our OEM customers. These services include:
Innovation Services.    We provide a comprehensive set of services that enable companies, from startups to multinationals, to successfully innovate, create new products and solutions, and gain access to new markets. These services span the entire product introduction and solution lifecycle by providing access to new technologies, accelerating product development from early concepts to final production-ready design, and providing advanced manufacturing and testing for new product introduction and market access to grow our customers' offerings. We launched the Silicon Valley Open Innovation Initiative to create an ecosystem of customers, suppliers and design tool makers to drive new product innovation technologies that improve productivity, cost and time-to-market. As part of this initiative, we founded the Silicon Valley Open Innovation Summit.
In fiscal year 2016, we continued to expand our Innovation Centers worldwide and further enhanced our flagship Customer Innovation Center in Silicon Valley. Our innovation services include:

•
Innovations Labs. Innovation Labs is a design and engineering organization that specializes in supporting customer design and product development services from early concept stages, with the ability to accommodate highly ambiguous requirements. Customers gain access to our design and engineering facilities, technical subject matter expertise, and rapid prototyping resources such as metal and plastic 3D printers and soft tooling capabilities.

•
Collective Innovation Platform. The Collective Innovation Platform is an ecosystem of qualified technology solutions that helps customers reduce time-to-market and enhance product functionality by leveraging technology building blocks that have been qualified by Flex as part our technology Centers of Excellence. By joining the Flex Collective Innovation Program, technology providers can monetize their investments and gain access to our large, global customer base. Program members include technology suppliers, startups, software/application providers, research labs/institutes and universities.

•
Lab IX. A startup accelerator program that invests in the next generation of disruptive technologies, giving startups a competitive advantage by providing them the necessary resources and connections to grow their business. By bringing together startups, OEMs and technology partners, we provide Lab IX portfolio companies with access to our global end-to-end supply chain solutions, our wealth of experience in hardware design, our manufacturing services and logistics across a wide range of markets, and additional benefits from our specialized partners.

•
Centers of Excellence. Centers of Excellence provide strategic technology capabilities developed by Flex in critical solutions areas which are leveraged across multiple industries, for integration into our customers' products. Centers of Excellence include Human Machine Interface, Wireless and Connectivity, Semiconductors, Sensors and Actuators, Power and Battery Management, Smart Software, Flexible Technology, Computing, and Mechanicals and Plastics.

•
Interconnect Technology Center. The Interconnect Technology Center provides expertise in both rigid and flexible circuits for next generation printed circuits technology, testing methods, and designs. The Center's state-of-the-art labs are specifically designed for printed circuit innovation, with a focus on embedded components, integration and transfer, wearable and stretchable design, thermal management, system integration and simulation.

•
CloudLabs. The CloudLabs initiative provides cloud infrastructure companies with engineering and design services to optimize rack-level solutions, especially in the case of multi-vendor equipment integration. CloudLabs enables customers to accelerate a spectrum of cloud, converged infrastructure, and datacenter strategies.

Design and Engineering Services.    We offer a comprehensive range of value-added design and engineering services, tailored to the specific markets and needs of our customers. These services can be delivered by one of two primary business models:

•	Contract Design Services, where customers purchase engineering and development services on a time and materials basis; or

•
Joint Development Manufacturing Services, where our engineering and development teams work jointly with our customers' teams to ensure product development integrity, seamless manufacturing handoffs, and faster time to market.

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

•
Electronic System Design. We provide complete electrical and hardware design for products ranging in size from small handheld consumer devices to large, high-speed, carrier-grade, telecommunications equipment, including embedded microprocessors, memory, digital signal processing design, high-speed digital interfaces, analog circuit design, power management solutions, wired and wireless communication protocols, display imaging, audio/video, and radio frequency systems and antenna design.

•
Reliability and Failure Analysis. We provide comprehensive design for manufacturing, test, and reliability services leveraging robust, internally-developed tools and databases. These services leverage our core manufacturing competencies to help our customers achieve their time-to-revenue goals.

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
Systems Assembly and Manufacturing.    Our assembly and manufacturing operations, which generate the majority of our revenues, include printed circuit board assembly and assembly of systems and subsystems that incorporate printed circuit boards and complex electromechanical components. We often assemble electronics products with our proprietary printed circuit boards and custom electronic enclosures on either a build-to-order or configure-to-order basis. In these operations, we employ just-in-time, ship-to-stock and ship-to-line programs, continuous flow manufacturing, demand flow processes, and statistical process controls. As OEMs seek to provide greater functionality in physically smaller products, they increasingly require more sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and our expertise in innovative miniaturization, packaging and interconnect technologies, enables us to offer a variety of advanced manufacturing solutions. We support a wide range of product demand profiles, from low-volume, high-complexity programs, to high-volume production. Continuous focus on lean manufacturing, and a systematic approach to identifying and eliminating waste (non-value-added activities) through continuous improvement based on customer demand allows us to increase our efficiency and flexibility to meet dynamic customer requirements. Our systems assembly and manufacturing expertise includes the following:

•
Enclosures. We offer a comprehensive set of custom electronics enclosures and related products and services. Our services include the design, manufacture and integration of electronics packaging systems, including custom enclosure systems, power and thermal subsystems, interconnect subsystems, cabling, and cases. In addition to standard sheet metal and plastic fabrication services, we assist in the design of electronics packaging systems that protect sensitive electronics and enhance functionality. Our enclosure design services focus on functionality, manufacturability and testing. These services are integrated with our other assembly and manufacturing services to provide our customers with improved overall supply chain management.

•
Testing Services. We offer computer-aided testing services for assembled printed circuit boards, systems and subsystems. These services significantly improve our ability to deliver high-quality products on a consistent basis. Our test services include management defect analysis, in-circuit testing and functional testing as well as environmental stress tests of board and system assemblies. We also offer design for test, manufacturing, and environmental services to jointly improve customer product design and manufacturing.

•
Materials Procurement and Inventory Management. Our manufacturing and assembly operations capitalize on our materials inventory management expertise and volume procurement capabilities. As a result, we believe that we are able to achieve highly competitive cost reductions and reduce total manufacturing cycle time for our OEM customers. Materials procurement and management consist of the planning, purchasing, expediting, and warehousing of components and materials used in the manufacturing process. In addition, our strategy includes having third-party suppliers of custom components located in our industrial parks to reduce material and transportation costs, simplify logistics and facilitate inventory management. We also use a sophisticated automated manufacturing resource planning system and enhanced electronic data interchange capabilities to ensure inventory control and optimization. Through our manufacturing resources planning system, we have real-time visibility of material availability and are able to track work in process. We utilize electronic data interchange with our customers and suppliers to implement a variety of supply chain management programs. Electronic data interchange allows customers to share demand and product forecasts, deliver purchase orders and assists suppliers with satisfying just-in-time delivery and supplier-managed inventory requirements. This also enables us to implement vendor-managed inventory solutions to increase flexibility and reduce overall capital allocation in the supply chain. We procure a wide assortment of materials, including electronic components, plastics and metals. There are a number of sources for these materials, including customers for whom we are providing systems assembly and manufacturing services. On some occasions, there have been shortages in certain electronic components, most recently with regard to connectors, capacitors, LCD panels and memory (both DRAM and Flash). However, such shortages have not had a material impact on our operating results for any periods presented. See "Risk Factors—We may be adversely affected by shortages of required electronic components."

Component businesses.    We offer the following components product solutions:

•
Rigid and Flexible Printed Circuit Board ("PCB") Fabrication. Printed circuit boards are composed of laminated materials that provide the interconnection for integrated circuits, passive and other electronic components and thus are at the heart of almost every electrical system. They are formed out of multi-layered epoxy resin and glass cloth systems with very fine traces, spaces, and plated holes (called vias) which interconnect the different layers into an extremely dense circuit network that carries the electrical signals between components. As semiconductor designs become more complex and signal speeds increase, there is an increasing demand for higher density integration on printed circuit boards, requiring higher layer counts, finer lines and spacings, smaller vias (microvias) and base materials with very low electrical loss characteristics. The manufacturing of these complex multilayer interconnect products often requires the use of sophisticated circuit interconnections between layers, and adherence to strict electrical characteristics to maintain consistent transmission speeds and impedances. The global demand for wireless devices and the complexity of wireless products are driving the demand for more flexible printed circuits. Flexible circuit boards facilitate a reduction in the weight of a finished electronic product and allow the designer to use the third dimension in designing new products or product features. Flexible circuits have become a very attractive design alternative for many new and emerging application spaces such as automotive rear light-emitting diode ("LED") lighting, tablet computers, and miniaturized radio frequency identification tags or smart cards. We are an industry leader in high-density interconnect with Every Layer Inter Connect ("ELIC") technology, which is widely used in smart phone designs, and multilayer constructions which are used in advanced routers and switches, telecom equipment, servers, storage, and flexible printed circuit boards and flexible printed circuit board assemblies. Our PCB business (Multek) manufactures printed circuit boards on a low-volume, quick-turn basis, as well as on a high-volume production basis. We provide quick-turn prototype services that allow us to provide small test quantities to meet the needs of customers' product development groups in as quickly as 48 hours. Our extensive range of services enables us to respond to our customers' demands for an accelerated transition from prototype to volume production. Multek offers a one-stop solution from design to manufacturing of PCB, flexible circuits and rigid flex circuits and sub-assemblies. We have printed circuit board and flexible circuit fabrication service capabilities in North America and Asia. During fiscal year 2014, we completed the closing of our Multek factories in Germany and Brazil. This drove operational efficiencies, and resulted in an optimization of our system, which will reduce the revenue level required to achieve better margins. Going forward, our PCB capabilities will be centered in Asia and North America.

•
Power Supplies. We have a full service power supply business ("Flex Power") that is a key player in the mobile revolution, with expertise in high efficiency and high density switching power supplies ranging from 1 to 3,000 watts. Our product portfolio includes chargers for smartphones and tablets, adapters for notebooks and gaming, and power supplies for server, storage, and networking markets. We pride ourselves on our ability to service the needs of industry leaders in these markets through valuable technology, design expertise, collaborative development, and efficient execution. Our products are fully compliant with the environmental and Energy Star requirements that drive efficiency specifications in our industry. Customers who engage with Flex Power gain access to compelling innovations and intellectual property in digital control and smart power.

Logistics.    Our Flex Global Services business is a provider of after-market supply chain logistics services. Our comprehensive suite of services is tailored to customers operating in the computing, consumer digital, infrastructure, industrial, mobile and medical markets. Our expansive global infrastructure includes 27 sites and approximately 11,000 employees strategically located throughout the Americas, Europe, and Asia. By leveraging our operational infrastructure, supply chain network, and IT systems, we are able to offer our customers globally consistent logistics solutions. By linking the flow of information from these supply chains, we create supply chain insight for our customers. We provide multiple logistics solutions including supplier-managed inventory, inbound freight management, product postponement, build/configure to order, order fulfillment and distribution, and supply chain network design.
Reverse Logistics and Repair Services.    We offer a suite of integrated reverse logistics and repair solutions that use globally consistent processes, which help increase our customers' brand loyalty by improving turnaround times and raising end-customer satisfaction levels. Our objective is to maximize asset value retention for our customers' products throughout their product life cycle while simultaneously minimizing non-value added repair inventory levels and handling in the supply chain. With our suite of end-to-end solutions, we can effectively manage our customers' reverse logistics requirements, while providing critical feedback to their supply chain constituents, delivering continuous improvement and efficiencies for both existing and next generation products. Our reverse logistics and repair solutions include returns management, exchange programs, complex repair, asset recovery, recycling and e-waste management. We provide repair expertise to multiple product lines such as consumer and midrange products, printers, smart phones, consumer medical devices, notebooks, PC's, set-top boxes, game consoles and highly complex infrastructure products. With our service parts logistics business, we manage all of the logistics and restocking processes essential to the efficient operation of repair and refurbishment services.
STRATEGY
We build intelligent products for a connected world. We do this by providing our customers with end-to-end product development services, from innovation, design, and engineering, to manufacturing, logistics, and supply chain solutions. We strive to help create a smarter, more connected world, enabling simpler, richer lives through technology. Our strategy is to enable and scale innovation for our customers, maintain our leadership in our core capabilities, and build extended offerings in high-growth sectors.
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
        Market Focus.    We apply a rigorous approach to managing our portfolio of opportunities by focusing on companies that are leaders in their industry and value our superior capabilities in design, manufacturing, supply chain and aftermarket services. We focus our energy and efforts on high-growth markets where we have distinctive competence and compelling value propositions. Examples include our investments in energy, healthcare, automotive, industrial markets, and a number of enabling components technologies. Our market-focused approach to managing our business increases our customers' competitiveness by leveraging our deep industry expertise, as well as global scale and sensitivity and rapid response to changes in market dynamics.
        Global Operations Capabilities.    We continue to invest in maintaining the leadership of our world-class manufacturing and services capabilities. We constantly push the state of the art in manufacturing technology, process development and operations management. We believe these skills, IP, and assets contribute to our significant competitive advantage. We continue to capitalize on our industrial park concept, where we co-locate our manufacturing, design, and service resources in low-cost regions, to provide a competitive advantage by minimizing logistics, manufacturing costs, and cycle times while increasing flexibility and responsiveness. Our ability to cost effectively manage such a massive worldwide system is itself a major competitive advantage.
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
        Significant Scale and Global Integrated System.    We believe that scale is a significant competitive advantage, as our customers' solutions increasingly require cost structures and capabilities that can only be achieved through size and global reach. We are a leader in global procurement, purchasing approximately $22.6 billion of materials during our fiscal year ended March 31, 2016. As a result, we are able to use our worldwide supplier relationships to achieve advantageous pricing and supply chain flexibility for our OEM customers.
We have established an extensive, integrated network of design, manufacturing and logistics facilities in the world's major consumer electronics and industrial markets to serve the outsourcing needs of both multinational and regional OEMs. Our extensive global network of over 100 facilities in approximately 30 countries with approximately 200,000 employees, helps increase our customers' competitiveness by simplifying their global product development processes while delivering improved product quality with improved performance and accelerated time to market.
        End-to-End Solutions.    We offer a comprehensive range of worldwide supply chain services that simplify and improve global product development processes, providing meaningful time and cost savings to our OEM customers. Our broad-based, end-to-end services enable us to cost effectively design, build, ship and service a complete packaged product. We believe that our capabilities help our customers improve product quality, manufacturability and performance, while reducing costs. We have expanded and enhanced our service offering by adding capabilities in 3D printing, automation, innovation labs, real-time supply chain software, plastics, machining, and mobile charging, and by introducing new capabilities in areas such as solar equipment, large format stamping, and chargers.
        Long-Standing Customer Relationships.    We believe that maintaining our long-term relationships with key customers is a critical requirement for maintaining our market position, growth and profitability. We believe that our ability to maintain and grow these customer relationships results from our history and reputation of creating value for our customers while increasing their own competitiveness. We achieve this through our market-focused approach, our broad range of service offerings and solutions, and our deep industry expertise, which allow us to provide innovative solutions to all of the manufacturing and related service needs of our customers. We continue to receive numerous service and quality awards that further validate the strength of our customer relationships.
        Extensive Design and Engineering Capabilities.    We have an industry-leading global design service offering, with extensive product design engineering resources, that provides design services, product developments, and solutions to satisfy a wide array of customer requirements across all of our key markets. We combine our design and manufacturing services to provide sketch to scaletm customized solutions that include services from design concept, through product industrialization and product development, including the manufacture of components and complete products (such as smart phones), which are then sold by our OEM customers under the OEMs' brand names.

        Geographic, Customer and End Market Diversification.    We believe we have created a well-diversified and balanced company. Our business spans multiple end markets, significantly expanding our total available market. The world is experiencing rapid changes, and macro-economic disruptions have led to demand shifts and realignments. We believe that we are well-positioned through our market diversification to grow faster than the industry average and successfully navigate through difficult economic times. Our broad geographic footprint and experiences with multiple product types and complexity levels create a significant competitive advantage. We continually look for new ways to diversify our offering within each market segment.
        Customer and Product Innovation Centers.    We have established state-of-the art innovation centers in the Americas, Asia and Europe, with differentiated offerings and specialized services and focus. Some of these offerings include the most advanced 3D plastic printing, 3D metal printing, surface mount technology (SMT), and X-ray and test equipment to support major industries in bringing innovative products to market rapidly. We also have a reliability and failure analysis lab and an automation applications team. Another key feature is our focus on confidentiality and security as we offer dedicated customer-confidential work spaces that provide increased security and restricted access to protect our OEM customers' intellectual property ("IP") and the confidentiality of new products being launched into the marketplace. These innovation centers offer our customers a geographically-focused version of our sketch to scaletm services, taking their product from concept to volume production and go-to-market in a rapid, cost effective and low risk manner.
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
We have selected manufacturing operations situated in low-cost regions of the world to provide our customers with a wide array of manufacturing solutions and low manufacturing costs. As of March 31, 2016, approximately 76% of our manufacturing capacity was located in low-cost locations, such as Brazil, China, Hungary, India, Malaysia, Mexico, Poland, Romania, and the Ukraine. We believe we are a global industry leader in low-cost production capabilities.
CUSTOMERS
Our customers include many of the world's leading technology companies. We have focused on establishing long-term relationships with our customers and have been successful in expanding our relationships to incorporate additional product lines and services. In fiscal year 2016, our ten largest customers accounted for approximately 46% of net sales. Only Lenovo/Motorola, a customer in our CTG segment, accounted for greater than 10% of the Company's net sales in fiscal year 2016.

The following table lists in alphabetical order a sample of our largest customers in fiscal year 2016 and the end products of those customers for which we provide design, manufacturing and/or after-market services:

Customer	End Products
Apple	Desktop computing, power chargers, and after-market services for notebooks, tablets, and smart-phones
Cisco	Core routers and switches, data center, wireless and enterprise telecommunications infrastructure equipment
Ericsson	Radio base stations for Long Term Evolution and GSM infrastructure, and optical communications equipment
Fitbit Inc	Wearable electronics, digital health devices
Ford Motor Company	In-car connectivity, Lighting Products, Solenoids and Motion Control Electronics
Hewlett-Packard	Printers, storage devices, and services for computing devices
Huawei Technologies	Wireless and enterprise telecommunications infrastructure, smartphones, and optical communications equipment
Lenovo/Motorola*	Mobile communication devices, wearables and connected living devices
Microsoft	Gaming, computer peripherals, and other consumer electronics devices
Nokia/Alcatel-Lucent**	Business telecommunications systems, core routers and switches, and optical communications equipment
_______________________________________________________________________________

*	Lenovo/Motorola includes net sales from its former parent, Google, up to the point in time when Motorola Mobility was acquired by Lenovo and including net sales from Lenovo thereafter.

**	Nokia/Alcatel-Lucent includes net sales from its parent Nokia beginning with the fourth quarter of fiscal year 2016, as Nokia's acquisition of Alcatel-Lucent was closed during January 2016.

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
SOCIAL RESPONSIBILITY
Our Corporate Social and Environmental Responsibility ("CSER") management system has several elements, including environmental, health and safety compliance, labor and human rights, ethics, governance, and community engagement. Flex's CSER framework is based upon the principles, policies, and standards prescribed by the Electronics Industry Citizenship Coalition ("EICC"), a worldwide association of electronics companies committed to promoting an industry code of conduct for global electronics supply chains to improve working and environmental, health and safety conditions as well as other relevant international standards (e.g., ISO 14001). Flex is a founding member of the EICC. Social responsibility is also an area of increasing regulation, with specific regulations such as the California Transparency in Supply Chains Act, the U.S. Federal Acquisition Regulation on Human Trafficking and the U.K. Modern Slavery Act of 2015, all creating new compliance and disclosure obligations for the Company and for our customers. We operate a number of programs, including compliance audits, data collection, training and leadership programs that focus upon driving continuous improvements in social, ethical, and environmental performance throughout all of our global operating units, all in accordance with our Code of Business Conduct and Ethics. Being a good corporate citizen does not mean we should merely conform to standards. We go beyond required responsibilities by offering a wide range of programs and initiatives to engage both our internal and external communities. At the heart of this endeavor lies our pragmatic goal of positively influencing the lives of people in the communities in which we operate. We intend to continue investing in these global communities through grant-making, financial contributions, volunteer work, direct engagement and donation of resources.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), Section 1502, introduced reporting requirements related to the verification of whether we are directly (or indirectly through suppliers of materials) purchasing the following minerals: columbite-tantalite, also known as coltan (the metal ore from which tantalum is extracted); cassiterite (the metal ore from which tin is extracted); gold; wolframite (the metal ore from which tungsten is extracted); or their derivatives; or any other mineral or its derivatives as determined by the Secretary of State associated with financing conflicts in the Democratic Republic of the Congo or an adjoining country. We are working directly with suppliers, industry groups, and customers to comply with the due diligence reporting requirements necessary to comply with this law. See "Risk Factors—Compliance with government regulations regarding the use of 'conflict minerals' may result in increased costs and risks to us." We have filed Conflict Minerals reports with the Securities and Exchange Commission (SEC) in accordance with the Dodd-Frank Act.

ENVIRONMENTAL REGULATION
Our operations are regulated under various federal, state, local and international laws governing the environment, including laws governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We have implemented processes and procedures to ensure that our operations are in compliance with all applicable environmental regulations. We do not believe that costs of compliance with these laws and regulations will have a material adverse effect on our capital expenditures, operating results, or competitive position. In addition, we are responsible for cleanup of contamination at some of our current and former manufacturing facilities and at some third-party sites. We engage environmental consulting firms to assist us in the evaluation of environmental liabilities associated with our ongoing operations, historical disposal activities and closed sites in order to establish appropriate accruals in our financial statements. We determine the amount of our accruals for environmental matters by analyzing and estimating the probability of occurrence and the reasonable possibility of incurring costs in light of information currently available. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by us at our operating facilities, or a determination that we are potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated to be required for such matters. There can be no assurance that additional environmental matters will not arise in the future or that costs will not be incurred with respect to sites as to which no issue is currently known.
We are also required to comply with an increasing number of product environmental compliance regulations focused upon the restriction of certain hazardous substances. For example, the electronics industry is subject to the European Union's ("EU") Restrictions on Hazardous Substances ("RoHS") 2011/65/EU, Waste Electrical and Electronic Equipment ("WEEE") 2012/19/EU directives, the regulation EC 1907/2006 EU Directive REACH ("Registration, Evaluation, Authorization, and Restriction of Chemicals"), and China RoHS entitled, Management Methods for Controlling Pollution for Electronic Information Products ("EIPs"). Similar legislation has been or may be enacted in other jurisdictions, including the United States. Our business requires close collaboration with our customers and suppliers to mitigate risks of non-compliance. We have developed rigorous compliance programs designed to meet the needs and specifications of our customers as well as the regulations. These programs vary from collecting compliance or material data from our Flex controlled or managed suppliers to full laboratory testing, and we include compliance requirements in our standard supplier contracts. Non-compliance could potentially result in significant costs and/or penalties. RoHS and other similar legislation bans or restricts the use of lead, mercury and certain other specified substances in electronics products and WEEE requires EU importers and/or producers to assume responsibility for the collection, recycling and management of waste electronic products and components. In the case of WEEE, although the compliance responsibility rests primarily with the EU importers and/or producers rather than with EMS companies, OEMs may turn to EMS companies for assistance in meeting their WEEE obligations. Flex continues to monitor developments related to product environmental compliance and is working with our customers and other technical organizations to anticipate and minimize any impacts to our operations.

EMPLOYEES
As of March 31, 2016, our global workforce totaled approximately 200,000 employees. In certain international locations, our employees are represented by labor unions and by work councils. We have never experienced a significant work stoppage or strike, and we believe that our employee relations are good.
Our success depends to a large extent upon the continued services of key managerial and technical employees. The loss of such personnel could seriously harm our business, results of operations and business prospects. To date, we have not experienced significant difficulties in attracting or retaining such personnel.
INTELLECTUAL PROPERTY
We own or license various United States and foreign patents relating to a variety of technologies. For certain of our proprietary processes, we rely on trade secret protection. We also have registered our corporate name and several other trademarks and service marks that we use in our business in the United States and other countries throughout the world. As of March 31, 2016 and 2015, the carrying value of our intellectual property was not material.
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
FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS
Refer to note 19 to our consolidated financial statements included under Item 8 for financial information about our business segments and geographic areas.
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
We derive our revenues from customers in the following business groups:

•
HRS, which is comprised of our medical business including consumer health, digital health, disposables, drug delivery, diagnostics, life sciences, and imaging equipment; our automotive business, including vehicle electronics, connectivity, and clean technologies; and our defense and aerospace businesses, focused on commercial aviation, defense, and military;

•
CTG, which includes our mobile devices business, including smart phones; our consumer electronics business, including connected living, wearable electronics including digital sport, game consoles, and connectivity devices; and our high-volume computing business, including various supply chain solutions for notebook personal computers ("PC"), tablets, and printers; in addition, our CTG group is expanding its business relationships to include supply chain optimization for non-electronics products such as shoes and clothing;

•	IEI, which is comprised of semiconductor and capital equipment, office solutions, household, industrial, and lifestyle, industrial automation and kiosks, energy and metering, and lighting; and

•
CEC, formerly referred to as INS, which includes radio access base stations, remote radio heads, and small cells for wireless infrastructure; optical, routing, broadcasting, and switching products for the data and video networks; server and storage platforms for both enterprise and cloud based deployments; next generation storage and security appliance products; and rack level solutions, converged infrastructure, and software defined product solutions.

Factors affecting any of these industries in general or our customers in particular, could adversely impact us. These factors include:

•	rapid changes in technology, evolving industry standards, and requirements for continuous improvement in products and services that result in short product life cycles;

•	demand for our customers' products may be seasonal;

•	our customers may fail to successfully market their products, and our customers' products may fail to gain widespread commercial acceptance;

•	our customers' products may have supply chain issues;

•	our customers may experience dramatic market share shifts in demand which may cause them to lose market share or exit businesses; and

•	there may be recessionary periods in our customers' markets, such as the recent global economic downturn.

Our customers may cancel their orders, change production quantities or locations, or delay production, and our current and potential customers may decide to manufacture some or all of their products internally, which could harm our business.
Cancellations, reductions, or delays by a significant customer or by a group of customers have harmed, and may in the future harm, our results of operations by reducing the volumes of products we manufacture and deliver for these customers, by causing a delay in the repayment of our expenditures for inventory in preparation for customer orders, and by lowering our asset utilization resulting in lower gross margins. Additionally, current and prospective customers continuously evaluate our capabilities against other providers as well as against the merits of manufacturing products themselves. Our business would be adversely affected if OEMs decide to perform these functions internally or transfer their business to another provider. In addition, we face competition from the manufacturing operations of some of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing. In the past, some of our customers moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity. Any of these developments could cause a decline in our sales, loss of market acceptance of our products or services, decreases of our profits or loss of our market share.
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
The short-term nature of our customers' commitments and the rapid changes in demand for their products reduces our ability to accurately estimate the future requirements of our customers. This makes it difficult to schedule production and maximize utilization of our manufacturing capacity. In that regard, we must make significant decisions, including determining the levels of business that we will seek and accept, setting production schedules, making component procurement commitments, and allocating personnel and other resources based on our estimates of our customers' requirements.
On occasion, customers require rapid increases in production or require that manufacturing of their products be transitioned from one facility to another to reduce costs or achieve other objectives. These demands stress our resources, can cause supply chain management issues, and reduce our margins. We may not have sufficient capacity at any given time to meet our customers' demands, and transfers from one facility to another can result in inefficiencies and costs due to excess capacity in one facility and corresponding capacity constraints at another. Many of our costs and operating expenses are relatively fixed, thus customer order fluctuations, deferrals, and transfers of demand from one facility to another, as described above, have had a material adverse effect on our operating results in the past and we may experience such effects in the future.

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
A significant percentage of our sales come from a small number of customers and a decline in sales to any of these customers could adversely affect our business.
Sales to our ten largest customers represent a significant percentage of our net sales. Our ten largest customers accounted for approximately 46%, 50% and 52% of net sales in fiscal years 2016, 2015 and 2014, respectively. Only Lenovo/Motorola (including net sales from its former parent, Google, up to the point in time when Motorola Mobility was acquired by Lenovo and including net sales from Lenovo thereafter), which is reflected in our CTG segment, accounted for more than 10% of net sales in fiscal year 2016, 2015 and 2014. Our principal customers have varied from year to year. These customers may experience dramatic declines in their market shares or competitive position, due to economic or other forces, that may cause them to reduce their purchases from us or, in some cases, result in the termination of their relationship with us. Significant reductions in sales to any of these customers, or the loss of major customers, would materially harm our business. If we are not able to timely replace expired, canceled or reduced contracts with new business, our revenues and profitability could be harmed.
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
We provide manufacturing services to companies and industries that have in the past, and may in the future, experience financial difficulty. If some of our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our products from these customers could decline. Additionally, if our suppliers experience financial difficulty we could have difficulty sourcing supplies necessary to fulfill production requirements and meet scheduled shipments. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. Such adverse effects could include one or more of the following: an increase in our provision for doubtful accounts, a charge for inventory write-offs, a reduction in revenue, and an increase in our working capital requirements due to higher inventory levels and increases in days our accounts receivable are outstanding. On April 21, 2016, SunEdison, Inc. and certain of its subsidiaries ("SunEdison") filed for protection under Chapter 11 of the U.S. Bankruptcy Code. For the fiscal year ended March 31, 2016, we recognized approximately $61.0 million in charges for provisions of accounts receivable associated with our outstanding SunEdison receivables. The estimates underlying our recorded provisions, as well as consideration of other potential customer bankruptcy-related contingencies associated with the SunEdison bankruptcy proceedings, are based on the facts currently known to us. If these facts change, the provisions are subject to change or we could recognize additional charges, either of which could be material.
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
Our margins and profitability may be adversely affected due to substantial investments, start-up and production ramp costs in our design services.
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
Our design services offerings require significant investments in research and development, technology licensing, test and tooling equipment, patent applications, facility expansion and recruitment. We may not be able to achieve a high enough level of sales for this business to be profitable. The initial costs of investing in the resources necessary to expand our design and engineering capabilities, and in particular to support our design services offerings, have historically adversely affected our profitability, and may continue to do so as we continue to make investments to grow these capabilities.
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

The geographic distances between the Americas, Asia and Europe create a number of logistical and communications challenges for us. These challenges include managing operations across multiple time zones, directing the manufacture and delivery of products across distances, coordinating procurement of components and raw materials and their delivery to multiple locations, and coordinating the activities and decisions of the core management team, which is based in a number of different countries.
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

•	imposition of restrictions on currency conversion or the transfer of funds;

•	limitations on imports or exports of components or assembled products, or other travel restrictions;

•	expropriation of private enterprises;

•	ineffective legal protection of our intellectual property rights in certain countries;

•	natural disasters;

•	exposure to infectious disease and epidemics;

•	political unrest; and

•	a potential reversal of current favorable policies encouraging foreign investment or foreign trade by our host countries.
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
Our engineering, design and manufacturing services and components offerings involve the creation and use of intellectual property rights, which subject us to the risk of claims of intellectual property infringement from third parties, as well as claims arising from the allocation of intellectual property rights among us and our customers. In addition, our customers are increasingly requiring us to indemnify them against the risk of intellectual property infringement. If any claims are brought against us or our customers for such infringement, whether or not these have merit, we could be required to expend significant resources in defense of such claims. In the event of such an infringement claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses or to resolve the issue through litigation. We may not be successful in developing such alternatives or obtaining such licenses on reasonable terms or at all, and any such litigation might not be resolved in our favor. Additionally, litigation could be lengthy and costly, and could materially harm our financial condition regardless of outcome.
If our IT or physical security systems are breached, we may incur significant legal and financial exposure.
We regularly face attempts by others to gain unauthorized access through the Internet or to introduce malicious software to our information systems. We are also a target of malicious attackers who attempt to gain access to our network or data centers or those of our customers or end users; steal proprietary information related to our business, products, employees, and customers; or interrupt our systems and services or those of our customers or others. We believe such attempts are increasing in number and in technical sophistication. In some instances, we, our customers, and the users of our products and services might be unaware of an incident or its magnitude and effects. We have implemented security systems with the intent of maintaining the physical security of our facilities and inventory and protecting our customers' and our suppliers' confidential information. In addition, while we seek to detect and investigate all unauthorized attempts and attacks against our network, products, and services, and to prevent their recurrence where practicable through changes to our internal processes and tools, we are subject to, and at times have suffered from, breach of these security systems which have in the past and may in the future result in unauthorized access to our facilities and/or unauthorized use or theft of the inventory or information we are trying to protect. If unauthorized parties gain physical access to our inventory or if they gain electronic access to our information systems or if such information or inventory is used in an unauthorized manner, misdirected, lost or stolen during transmission or transport, any theft or misuse of such information or inventory could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties including our customers and possible financial obligations for damages related to the theft or misuse of such information or inventory, any of which could have a material adverse effect on our profitability and cash flow.
If our compliance policies are breached, we may incur significant legal and financial exposure.
We have implemented local and global compliance policies to ensure compliance with our legal obligations across our operations. A significant legal risk resulting from our international operations is compliance with the U.S. Foreign Corrupt Practices Act or similar local laws of the countries in which we do business, including the UK Anti-Bribery Act, which prohibits covered companies from making payments to foreign government officials to assist in obtaining or retaining business. Our Code of Business Conduct prohibits corrupt payments on a global basis and precludes us from offering or giving anything of value to a government official for the purpose of obtaining or retaining business, to win a business advantage or to improperly influence a decision regarding Flex. Nevertheless, there can be no assurance that all of our employees and agents will refrain from taking actions in violation of this and our related anti-corruption policies and procedures. Any such violation could have a material adverse effect on our business.
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
As part of the Dodd-Frank Act, the SEC has promulgated disclosure requirements regarding the use of certain minerals ("Minerals"), which may be mined from the Democratic Republic of Congo and adjoining countries. In May 2014, we filed our initial report on Form SD to report that our products were "DRC Conflict Undeterminable" based on our diligence review. We expect to undertake further diligence of our supply chain in 2016 and beyond as we will have to publicly disclose whether the products we sell contain these Minerals and have and may continue to incur significant costs related to implement a process that will meet the mandates of the Dodd-Frank Act. Additionally, customers rely on us to provide critical data regarding the products they purchase and request information on such Minerals. Our materials sourcing is broad-based and multi-tiered, and we may not be able to easily verify the origins of the Minerals used in the products we sell. We have many suppliers and each may provide the required information in a different manner, if at all. Accordingly, because the supply chain is complex, our reputation may suffer if we are unable to sufficiently verify the origins of the Minerals, if any, used in our products. Additionally, customers may demand that the products they purchase be free of any Minerals originating in the specified countries. The implementation of this requirement could affect the sourcing and availability of products we purchase from our suppliers. This may reduce the number of suppliers that may be able to provide products and may affect our ability to obtain products in sufficient quantities to meet customer demand or at competitive prices.
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
In recent years, including during fiscal year 2014, we undertook initiatives to restructure our business operations through a series of restructuring activities, which were intended to realign our global capacity and infrastructure with demand by our OEM customers and thereby improve our operational efficiency. These activities included reducing excess workforce and capacity, transitioning manufacturing to lower-cost locations and eliminating redundant facilities, and consolidating and eliminating certain administrative facilities.
While we incur severance, asset impairment charges and other charges as a result of changes in our customer mix on an ongoing basis, such individual actions were not considered material and did not qualify as restructuring charges per accounting principles generally accepted in the United States to be separately disclosed as restructuring charges in fiscal year 2015, and are included in either cost of sales or selling, general and administrative expenses, as appropriate. Our restructuring activities undertaken during fiscal year 2014 have been disclosed separately on our statement of operations. We may be required to take additional charges in the future to align our operations and cost structures with global economic conditions, market demands, cost competitiveness, and our geographic footprint as it relates to our customers' production requirements. We may consolidate certain manufacturing facilities or transfer certain of our operations to lower cost geographies. If we are required to take additional restructuring charges in the future, our operating results, financial condition, and cash flows could be adversely impacted. Additionally, there are other potential risks associated with our restructurings that could adversely affect us, such as delays encountered with the finalization and implementation of the restructuring activities, work stoppages, and the failure to achieve targeted cost savings.
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
Our success depends to a large extent upon the continued services of our executive officers and other key employees. Generally, our employees are not bound by employment or non-competition agreements, and we cannot assure you that we will retain our executive officers and other key employees. We could be seriously harmed by the loss of any of our executive officers or other key employees. We will need to recruit and retain skilled management personnel, and if we are not able to do so, our business could be harmed. In addition, in connection with expanding our design services offerings, we must attract and retain experienced design engineers. There is substantial competition in our industry for highly skilled employees. Our failure to recruit and retain experienced design engineers could limit the growth of our design services offerings, which could adversely affect our business.
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
We may encounter difficulties with acquisitions and divestures, which could harm our business.
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
In addition, acquisitions involve numerous risks and challenges, including:

•	diversion of management's attention from the normal operation of our business;

•	potential loss of key employees and customers of the acquired companies;

•	difficulties managing and integrating operations in geographically dispersed locations;

•	the potential for deficiencies in internal controls at acquired companies;

•	increases in our expenses and working capital requirements, which reduce our return on invested capital;

•	lack of experience operating in the geographic market or industry sector of the acquired business;

•	initial dependence on unfamiliar supply chain or relatively small supply chain partners; and

•	exposure to unanticipated liabilities of acquired companies.
In addition, divestitures involve significant risks, including without limitation, difficulty finding financially sufficient buyers or selling on acceptable terms in a timely manner, and the agreed-upon terms could be renegotiated due to changes in business or market conditions. Divestitures could adversely affect our profitability and, under certain circumstances, require us to record impairment charges or a loss as a result of the transaction. In addition, completing divestitures requires expenses and management attention and could leave us with certain continuing liabilities.
These and other factors have harmed, and in the future could harm, our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition or divestiture, and could adversely affect our business and operating results.
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
We prepare our financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants (AICPA), the SEC and various bodies formed to interpret and create accounting policies. For example, significant changes to revenue recognition rules have been enacted and will begin to apply to us in fiscal year 2019 as the FASB has proposed. Changes to accounting rules or challenges to our interpretation or application of the rules by regulators may have a material adverse effect on our reported financial results or on the way we conduct business.
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
Our debt level may create limitations.
As of March 31, 2016, our total debt was approximately $2.8 billion. This level of indebtedness could limit our flexibility as a result of debt service requirements and restrictive covenants, and may limit our ability to access additional capital or execute our business strategy.
Changes in our credit rating may make it more expensive for us to raise additional capital or to borrow additional funds. We may also be exposed to interest rate fluctuations on our outstanding borrowings and investments.
Our credit is rated by credit rating agencies. Our 4.625% Notes, our 5.000% Notes, and our 4.750% Notes, are currently rated BBB- by Standard and Poor's ("S&P") which is considered to be “investment grade” by S&P, while rated Ba1 by Moody’s which is considered below “investment grade” by Moody's. Any further decline in our credit rating may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us, if at all, negatively impact the price of our ordinary shares, increase our interest payments under some of our existing debt agreements, and have other negative implications on our business, many of which are beyond our control. In addition, the interest rate payable on some of our credit facilities is subject to adjustment from time to time if our credit ratings change. Thus, any potential future negative change in our credit rating may increase the interest rate payable on these credit facilities.
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
Weak global economic conditions and instability in financial markets may adversely affect our business, results of operations, financial condition, and access to capital markets.
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
Our operations or systems could be disrupted by natural disasters, geopolitical conditions, terrorist activity, public health issues, cyber security incidents, interruptions of service from utilities, transportation or telecommunications providers, or other catastrophic events. Such events could make it difficult or impossible to manufacture or deliver products to our customers, receive production materials from our suppliers, or perform critical functions, which could adversely affect our revenue and require significant recovery time and expenditures to resume operations. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, some of our systems are not fully redundant and we cannot be sure that our plans will fully protect us from all such disruptions.
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
Our business could be adversely affected by any delays, or increased costs, resulting from issues that our common carriers are dealing with in transporting our materials, our products, or both.
We rely on a variety of common carriers to transport our materials from our suppliers to us, and to transport our products from us to our customers. Problems suffered by any of these common carriers, whether due to a natural disaster, labor problem, increased energy prices, criminal activity or some other issue, could result in shipping delays, increased costs, or other supply chain disruptions, and could therefore have a material adverse effect on our operations.
We are subject to risks associated with investments.
We invest in private funds and companies for strategic reasons and may not realize a return on our investments. We make investments in private funds and companies to further our strategic objectives, support key business initiatives and develop business relationships with related portfolio companies. Many of the instruments in which we invest are non-marketable at the time of our initial investment. If any of the funds or companies in which we invest fail, we could lose all or part of our investment. If we need to determine that an other-than-temporary decline in the fair value exists for an investment, we would need to write down the investment to its fair value and recognize a loss.
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
Our goodwill and identifiable intangible assets could become impaired, which could reduce the value of our assets and reduce our net income in the year in which the write-off occurs.
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. We also ascribe value to certain identifiable intangible assets, which consist primarily of customer relationships, developed technology and trade names, among others, as a result of acquisitions. We may incur impairment charges on goodwill or identifiable intangible assets if we determine that the fair values of goodwill or identifiable intangible assets are less than their current carrying values. We evaluate, on a regular basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of goodwill may no longer be recoverable, in which case an impairment charge to earnings would become necessary.
Refer to notes 1 and 2 to the consolidated financial statements and 'critical accounting policies' in management's discussion and analysis of financial condition and results of operations for further discussion of the impairment testing of goodwill and identifiable intangible assets.
A decline in general economic conditions or global equity valuations could impact the judgments and assumptions about the fair value of our businesses and we could be required to record impairment charges on our goodwill or other identifiable intangible assets in the future, which could impact our consolidated balance sheet, as well as our consolidated statement of operations. If we are required to recognize an impairment charge in the future, the charge would not impact our consolidated cash flows, liquidity, capital resources, and covenants under our existing credit facilities, asset securitization program, and other outstanding borrowings.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our facilities consist of a global network of industrial parks, regional manufacturing operations, and design, engineering and product introduction centers, providing approximately 26.0 million square feet of productive capacity as of March 31, 2016. We own facilities with approximately 8.2 million square feet in Asia, 4.7 million square feet in the Americas and 2.7 million square feet in Europe. We lease facilities with approximately 5.5 million square feet in Asia, 3.5 million square feet in the Americas and 1.4 million square feet in Europe.
Our facilities include large industrial parks, ranging in size from 0.3 million to 4.5 million square feet in Brazil, China, Hungary, India, Israel, Malaysia, Mexico, Poland, Romania, and the Ukraine. We also have regional manufacturing operations, generally ranging in size from under 100,000 to approximately 2.7 million square feet in Austria, Brazil, Canada, China, Czech Republic, Denmark, Hong Kong, Hungary, India, Indonesia, Ireland, Italy, Japan, Malaysia, Mexico, Poland, Romania, Singapore, Sweden, Switzerland, the Ukraine and the United States. We also have smaller design and engineering centers and product introduction centers at a number of locations in the world's major consumer electronics and industrial markets.
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
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PRICE RANGE OF ORDINARY SHARES
Our ordinary shares are quoted on the NASDAQ Global Select Market under the symbol "FLEX." The following table sets forth the high and low per share sales prices for our ordinary shares since the beginning of fiscal year 2015 as reported on the NASDAQ Global Select Market.

	High	Low
Fiscal Year Ended March 31, 2016
Fourth Quarter	$12.06	$9.10
Third Quarter	11.79	10.27
Second Quarter	11.56	9.90
First Quarter	12.84	11.53
Fiscal Year Ended March 31, 2015
Fourth Quarter	$12.68	$10.47
Third Quarter	11.35	8.75
Second Quarter	11.52	10.30
First Quarter	11.35	8.93
As of May 11, 2016 there were 3,274 holders of record of our ordinary shares and the closing sales price of our ordinary shares as reported on the NASDAQ Global Select Market was $12.04 per share.
DIVIDENDS
Since inception, we have not declared or paid any cash dividends on our ordinary shares. We currently do not have plans to pay any dividends in fiscal year 2017.
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
The graph below assumes that $100 was invested in our ordinary shares, in the Standard & Poor's 500 Stock Index and in the peer group described above on March 31, 2011 and reflects the annual return through March 31, 2016, assuming dividend reinvestment.
The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performances of our ordinary shares.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Flex, the S&P 500 Index, and Peer Group

	3/11	3/12	3/13	3/14	3/15	3/16
Flextronics International Ltd	100.00	96.65	90.50	123.69	169.75	161.45
S&P 500 Index	100.00	108.54	123.69	150.73	169.92	172.95
Peer Group	100.00	108.61	90.13	105.44	130.08	117.99
Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2016
Index Data: Copyright Standard and Poor's, Inc. Used with permission. All rights reserved.

Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our ordinary shares made by us for the period from January 1, 2016 through March 31, 2016.

Period (2)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 29, 2016	2,971,650	$9.75	2,971,650	$299,470,835
January 30 - February 26, 2016	3,051,212	10.29	3,051,212	268,074,241
February 27 - March 31, 2016	2,251,188	11.55	2,251,188	242,079,433
Total	8,274,050		8,274,050
_______________________________________________________________________________

(1)
During the period from January 1, 2016 through March 31, 2016 all purchases were made pursuant to the program discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)
On August 20, 2015, our Board of Directors authorized the repurchase of our outstanding ordinary shares for up to $500 million. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Extraordinary General Meeting held on the same date as the Board authorization. As of March 31, 2016, shares in the aggregate amount of $242.1 million were available to be repurchased under the current plan.

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
Stamp Duty.    There is no stamp duty payable for holding shares, and no duty is payable on the issue of new shares. When existing shares are acquired in Singapore, a stamp duty of 0.2% is payable on the instrument of transfer of the shares at market value. The stamp duty is borne by the purchaser unless there is an agreement to the contrary. If the instrument of transfer is executed outside of Singapore, the stamp duty must be paid only if the instrument of transfer is received in Singapore.
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

	Fiscal Year Ended March 31,
	2016	2015	2014	2013	2012(2)
	(In thousands, except per share amounts)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	$24,418,885	$26,147,916	$26,108,607	$23,569,475	$29,343,029
Cost of sales	22,810,824	24,602,576	24,609,738	22,187,393	27,825,079
Restructuring charges	—	—	58,648	215,834	—
Gross profit	1,608,061	1,545,340	1,440,221	1,166,248	1,517,950
Selling, general and administrative expenses	954,890	844,473	874,796	805,235	877,564
Intangible amortization	65,965	32,035	28,892	29,529	49,572
Restructuring charges	—	—	16,663	11,600	—
Other charges (income), net (1)	47,738	(53,233)	57,512	(65,190)	(19,935)
Interest and other, net	84,793	51,410	61,904	56,259	36,019
Income before income taxes	454,675	670,655	400,454	328,815	574,730
Provision for income taxes	10,594	69,854	34,860	26,313	53,960
Income from continuing operations	444,081	600,801	365,594	302,502	520,770
Loss from discontinued operations, net of tax	—	—	—	(25,451)	(32,005)
Net Income	$444,081	$600,801	$365,594	$277,051	$488,765
Diluted earnings (loss) per share:
Continuing operations	$0.79	$1.02	$0.59	$0.45	$0.72
Discontinued operations	$—	$—	$—	$(0.04)	$(0.04)
Total	$0.79	$1.02	$0.59	$0.41	$0.67

	As of March 31,
	2016	2015	2014	2013	2012
	(In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Working capital (3)	$1,742,921	$1,985,809	$1,744,967	$1,599,671	$2,250,484
Total assets	12,384,981	11,652,891	12,485,035	10,579,107	11,023,194
Total long-term debt, excluding current portion	2,709,389	2,025,970	2,056,233	1,639,580	2,142,842
Shareholders' equity (4)	2,605,530	2,396,250	2,201,679	2,246,758	2,283,979
_______________________________________________________________________________

(1)	For fiscal years 2016, 2015 and 2014, refer to note 15 to the consolidated financial statements for further discussion.
Other income, net in the fiscal year 2013 includes the fair value change in warrants to purchase common shares of a certain supplier of $74.4 million and loss on sale of two investments.
Other income, net in the fiscal year 2012, relates to the $20.0 million gain on sale of certain international entities.

(2)
During the fourth quarter of fiscal year 2012, the Company identified certain accounting errors in the statutory-to-U.S. GAAP adjustments at one of its foreign sites that originated in prior annual periods. Management conducted additional procedures and concluded that these errors were isolated to that location. These errors, which primarily understated cost of sales, totaled $10.4 million and $8.0 million for the fiscal years ended March 31, 2011 and 2010 respectively, and were corrected by the Company as an out-of-period adjustment in the fourth quarter of fiscal year 2012. Management believes the impact of this item, to the fiscal year ended March 31, 2012 and to prior fiscal years was not material. As a result of recording these adjustments in the fourth quarter of fiscal year 2012, net income for the year ended March 31, 2012 was reduced by $24.9 million ($0.03 per share).

(3)	Working capital is defined as current assets less current liabilities.

(4)
During fiscal year 2014, a previously wholly-owned subsidiary of the Company issued a noncontrolling equity interest to certain third party investors in exchange for $38.6 million in cash for an ownership interest of less than 20% of the outstanding shares in the subsidiary. Accordingly, as of March 31, 2016, 2015 and 2014, the noncontrolling interest has been included on the consolidated balance sheet as a component of total shareholders' equity.

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
OVERVIEW
We are a globally-recognized, leading provider of innovative design, engineering, manufacturing, and supply chain services and solutions that span from sketch to scaletm; from conceptual sketch to full-scale production. We design, build, ship and service complete packaged consumer electronics and industrial products for original equipment manufacturers ("OEMs"), through our activities in the following segments: High Reliability Solutions ("HRS"), which is comprised of our medical business including consumer health, digital health, disposables, drug delivery, diagnostics, life sciences and imaging equipment; our automotive business, including vehicle electronics, connectivity, and clean technologies; and our defense and aerospace businesses, focused on commercial aviation, defense and military; Consumer Technologies Group ("CTG"), which includes our mobile devices business, including smart phones; our consumer electronics business, including connected living, wearable electronics including digital sport, game consoles, and connectivity devices; and our high-volume computing business, including various supply chain solutions for notebook personal computer ("PC"), tablets, and printers; in addition, our CTG group is expanding its business relationships to include supply chain optimization for non-electronics products such as shoes and clothing; Industrial and Emerging Industries ("IEI"), which is comprised of semiconductor and capital equipment, office solutions, household industrial and lifestyle, industrial automation and kiosks, energy and metering, and lighting; and Communications & Enterprise Compute ("CEC"), formerly referred to as Integrated Network Solutions (“INS”), which includes radio access base stations, remote radio heads, and small cells for wireless infrastructure; optical, routing, broadcasting, and switching products for the data and video networks; server and storage platforms for both enterprise and cloud based deployments; next generation storage and security appliance products; and rack level solutions, converged infrastructure and software defined product solutions.
On July 23, 2015, we introduced our new brand and website to help us more efficiently manage our business opportunities and explain our new product and service offerings. We shortened our brand name from Flextronics to “Flex” to signify that our business continues to evolve past the boundaries and confines of electronics alone. Our new tag line, “Live Smarter” highlights our belief that all devices are becoming intelligent and that value will ultimately be created in the “intelligence of things” and the convergence of technologies and digitization of products across multiple industries and market segments.
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
During the past few years, we have made significant efforts to evolve our long-term portfolio towards a higher mix of businesses which possess longer product life cycles and higher margins such as reflected in our IEI and HRS businesses. During the last two fiscal years, we launched several programs broadly across our portfolio of services and in some instances we deployed certain new technologies. Some of these programs have started to yield better results, as demonstrated by our segment operating margin improvement while our sales decreased compared to the prior year. We continue to invest in innovation and we have expanded our design and engineering relationships through our product innovation centers.
We believe that our business transformation has strategically positioned us to take advantage of the long-term, future growth prospects for outsourcing of advanced manufacturing capabilities, design and engineering services and after-market services, which remain strong.
We are one of the world's largest providers of global supply chain solutions, with revenues of $24.4 billion in fiscal year 2016. We have established an extensive network of manufacturing facilities in the world's major consumer electronics and industrial markets (Asia, the Americas, and Europe) in order to serve the growing outsourcing needs of both multinational and regional OEMs. We design, build, ship, and service consumer electronics and industrial products for our customers through a network of over 100 facilities in approximately 30 countries across four continents. As of March 31, 2016, our total manufacturing capacity was approximately 26.0 million square feet. In fiscal year 2016, our net sales in Asia, the Americas and Europe represented approximately 48%, 34% and 18%, respectively, of our total net sales, based on the location of the manufacturing site. The following tables set forth net sales and net property and equipment, by country, based on the location of our manufacturing sites and the relative percentages:

	Fiscal Year Ended March 31,
Net sales:	2016		2015		2014
	(In thousands)
China	$8,471,036	35%	$9,550,837	37%	$10,521,169	40%
Mexico	3,645,432	15%	3,512,767	13%	3,565,803	14%
U.S.	2,767,641	11%	2,876,359	11%	2,829,807	11%
Malaysia	2,241,645	9%	2,300,579	9%	2,142,437	8%
Brazil	1,839,395	8%	2,474,291	9%	1,699,209	6%
Other	5,453,736	22%	5,433,083	21%	5,350,182	21%
	$24,418,885		$26,147,916		$26,108,607

	Fiscal Year Ended March 31,
Property and equipment, net:	2016		2015
	(In thousands)
China	$789,571	35%	$776,914	37%
Mexico	429,989	19%	364,435	17%
U.S.	330,778	15%	314,613	15%
Malaysia	159,787	7%	165,779	8%
Brazil	121,949	5%	103,496	5%
Other	425,559	19%	366,930	18%
	$2,257,633		$2,092,167
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
Net sales for fiscal year 2016 declined from the prior year, decreasing by 6.6% or $1.7 billion to $24.4 billion. The decrease was primarily due to a $1.9 billion decrease in our CTG segment as well as a $0.3 billion decrease in our CEC segment, partially offset by increases in our HRS segment by $0.3 billion and our IEI segment by $0.2 billion. Our fiscal year 2016 gross profit totaled $1.6 billion, representing an increase of $62.7 million, or 4.1%, which reflects a richer mix of business driven primarily from our HRS and IEI segments and improved operational execution while ramping new customers and programs during fiscal year 2016. Our net income totaled $444.1 million, representing a decrease of $156.7 million, or 26.1%, compared to fiscal year 2015. The decrease in net income during fiscal year 2016 is primarily due to an increase in stock-based compensation expense, incremental costs associated with our acquisitions of MCi and NEXTracker, and a bad debt expense charge related to the SunEdison bankruptcy announcement.
Cash provided by operations increased approximately $0.3 billion to $1.1 billion for the fiscal year 2016 compared with $0.8 billion for the fiscal year 2015 primarily due to favorable changes in operating assets and liabilities. Cash used in investing activities increased approximately $1.2 billion to $1.4 billion for fiscal year 2016 compared with $0.2 billion for fiscal year 2015 primarily from $916.5 million paid for the acquisition of eleven businesses completed during fiscal year 2016. Our average net working capital, defined as accounts receivable, including deferred purchase price receivable from our asset-backed securitization programs plus inventory less accounts payable, as a percentage of annualized sales decreased by 0.1% to 7.7%. Our free cash flow, which we define as cash from operating activities less net purchases of property and equipment, was $639.5 million for fiscal year 2016 compared to $554.3 million for fiscal year 2015. The increase in free cash flow is primarily due to higher cash flows from operations offset by higher net expenditures during fiscal year 2016 as we thoughtfully invested in capabilities and capacity in advance of revenue to reinforce our growing automotive, medical, and energy businesses, as well as support our innovation and sketch-to-scale offering. Refer to the Liquidity and Capital Resources section for the free cash flows reconciliation to our most directly comparable GAAP financial measure of cash flows from operations. Cash provided by financing activities amounted to $249.6 million during fiscal year 2016 which was primarily the result of net proceeds from bank borrowings and long-term debt of $694.5 million mainly resulting from our new debt issuance discussed further in note 7 to the consolidated financial statements, offset by the repurchases of approximately 37.9 million ordinary shares at an aggregate purchase value of $420.3 million.
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
Customer Credit Risk
We have an established customer credit policy through which we manage customer credit exposures through credit evaluations, credit limit setting, monitoring, and enforcement of credit limits for new and existing customers. We perform ongoing credit evaluations of our customers' financial condition and make provisions for doubtful accounts based on the outcome of those credit evaluations. We evaluate the collectability of accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections and the age of past due receivables. To the extent we identify exposures as a result of credit or customer evaluations, we also review other customer related exposures, including but not limited to inventory and related contractual obligations. On April 21, 2016, one of our customers, SunEdison, Inc. (together with certain of its subsidiaries, "SunEdison"), filed a petition for reorganization under bankruptcy law. For the fiscal year ended March 31, 2016, we recognized approximately $61.0 million in charges for provisions of accounts receivable associated with our outstanding SunEdison receivables. The estimates underlying our recorded provisions, as well as consideration of other potential customer bankruptcy-related contingencies associated with the SunEdison bankruptcy proceedings, are based on the facts currently known to us. If these facts change, the provisions are subject to change or we could recognize additional charges, either of which could be material.
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
Carrying Value of Long-Lived Assets
We review property and equipment and acquired amortizable intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of these long-lived assets exceeds their fair value. Recoverability of property and equipment and acquired amortizable intangible assets are measured by comparing their carrying amount to the projected cash flows the assets are expected to generate. If such assets are determined to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the property and equipment and acquired amortizable intangible assets exceeds fair value. Our judgments regarding projected cash flows for an extended period of time and the fair value of assets may be impacted by changes in market conditions, general business environment and other factors. To the extent our estimates relating to cash flows and fair value of assets change adversely we may have to recognize additional impairment charges in the future.
Goodwill is tested for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. The Company performed its goodwill impairment assessment on January 1, 2016 and determined that no impairment existed as of the date of the impairment test because the fair value of each reporting unit exceeded its carrying value.
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

	Fiscal Year Ended March 31,
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of sales	93.4	94.1	94.3
Restructuring charges	—	—	0.2
Gross profit	6.6	5.9	5.5
Selling, general and administrative expenses	3.9	3.2	3.4
Intangible amortization	0.3	0.1	0.1
Restructuring charges	—	—	0.1
Other charges (income), net	0.2	(0.2)	0.2
Interest and other, net	0.3	0.2	0.2
Income before income taxes	1.9	2.6	1.5
Provision for income taxes	—	0.3	0.1
Net Income	1.9%	2.3%	1.4%
Net sales
Net sales during fiscal year 2016 totaled $24.4 billion, representing a decrease of $1.7 billion, or 6.6%, from $26.1 billion during fiscal year 2015. During fiscal year 2016, net sales decreased $1.2 billion in Asia, $0.6 billion in the Americas, and $14.7 million in Europe.
Net sales during fiscal year 2015 totaled $26.1 billion, representing an increase of $39.3 million, or 0.2%, from $26.1 billion during fiscal year 2014. During fiscal year 2015, net sales increased $0.7 billion in the Americas and $0.1 billion in Europe, offset by a decrease of $0.8 billion in Asia.
The following table sets forth net sales by segments and their relative percentages. Historical information has been recast to reflect realignment of customers and/or products between segments:

	Fiscal Year Ended March 31,
Segments:	2016		2015		2014
	(In thousands)
Communications & Enterprise Compute	$8,841,642	36%	$9,191,211	35%	$9,688,023	37%
Consumer Technologies Group	6,997,526	29%	8,940,043	34%	9,357,635	36%
Industrial & Emerging Industries	4,680,718	19%	4,459,351	17%	3,787,838	15%
High Reliability Solutions	3,898,999	16%	3,557,311	14%	3,275,111	13%
	$24,418,885		$26,147,916		$26,108,607
Net sales during fiscal year 2016 decreased $1.9 billion or 21.7% in the CTG segment and $349.6 million or 3.8% in the CEC segment. The drop in CTG was due to a decline in demand from our largest customer in our mobile business offset by expansion across wearables, connected home and gaming markets. The decrease in CEC is primarily attributable to lower sales within our server and storage business. These decreases were partially offset by a $341.7 million or 9.6% increase in sales from our HRS segment, and by a $221.4 million or 5.0% increase in sales from our IEI segment. These increases in HRS and IEI were attributable to an increase across multiple product categories and customers, most notably in our household, energy, automotive, and medical businesses primarily as a result of our strategic acquisitions in both segments referred to below.

Net sales during fiscal year 2015 increased $0.7 billion or 17.7% in the IEI segment and $0.3 billion or 8.6% in the HRS segment. The increase in revenue from our IEI segment is primarily attributable to a broad increase across multiple product categories and customers, most notably in our energy and our household industrial and lifestyle businesses. The increased revenue from our HRS segment is primarily due to a higher demand from our medical customers, and greater sales to our automotive customers as a result of an increased use of electronics throughout vehicles in areas such as in-car connectivity, LED lighting, and power management. The increase in these segments was partially offset by a $0.5 billion or 5.1% decrease in sales from our CEC segment, and by a $0.4 billion or 4.5% decrease in sales from our CTG segment. The decrease in revenue in our CEC segment is primarily attributable to broad softness in our telecom businesses directly due to decreased demand for our customer products from North American carriers. The decrease in revenue in our CTG segment is primarily due to softness in our personal computing business.
Our ten largest customers during fiscal years 2016, 2015 and 2014 accounted for approximately 46%, 50% and 52% of net sales, respectively. During fiscal years 2016, 2015 and 2014, only Lenovo/Motorola (including net sales from its former parent, Google, up to the point in time when Motorola Mobility was acquired by Lenovo and including net sales from Lenovo thereafter), which is reflected in our CTG segment, accounted for greater than 10% of net sales. Going forward, we do not expect Motorola Mobility to account for greater than 10% of our net sales.
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
Gross profit during fiscal year 2016 increased $62.7 million to $1.6 billion from $1.5 billion during fiscal year 2015 reflecting a richer mix of business and improved operational execution while ramping new customers and programs during fiscal year 2016. Gross margin increased to 6.6% of net sales in fiscal year 2016 as compared with 5.9% of net sales in fiscal year 2015. Gross margins improved 70 basis points in fiscal year 2016 compared to that of fiscal year 2015 due to proportionate increased share of our total revenue attributable to our HRS and IEI segments coupled with their increased profitability primarily driven by our acquisitions of Mirror Controls International ("MCi") and NEXTracker Inc. ("NEXTracker").
Gross profit during fiscal year 2015 increased $105.1 million to $1.5 billion from $1.4 billion during fiscal year 2014. Gross margin increased to 5.9% of net sales in fiscal year 2015 as compared with 5.5% of net sales in fiscal year 2014. Gross margins improved 40 basis points in fiscal year 2015 compared to that of fiscal year 2014 due to restructuring charges in fiscal year 2014 in the amount of $58.6 million, or 20 basis points included in cost of sales. There were no restructuring charges in fiscal year 2015. Further, gross margin in fiscal year 2015 improved as a result of increased revenue from our IEI and HRS segments as a percentage of our total revenues overall, which yield higher margins than our CTG and CEC segments, and better than expected execution on certain products, some of which were reaching end of life.
Segment income
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock based compensation, restructuring charges, certain bad debt charges, other charges (income), net and interest and other, net. A portion of amortization and depreciation is allocated to the respective segment together with other general corporate research and development and administrative expenses.
The following table sets forth segment income and margins. Historical information has been recast to reflect realignment of customers and/or products between segments:

	Fiscal Year Ended March 31,
	2016		2015		2014
	(In thousands)
Segment income & margin:
CEC	$265,076	3.0%	$257,323	2.8%	$259,329	2.7%
CTG	163,677	2.3%	218,251	2.4%	125,171	1.3%
IEI	157,588	3.4%	131,956	3.0%	127,085	3.4%
HRS	294,635	7.6%	227,595	6.4%	221,402	6.8%
Corporate and Other	(89,219)		(83,988)		(68,475)
Total segment income	791,757	3.2%	751,137	2.9%	664,512	2.5%
Reconciling items:
Intangible amortization	65,965		32,035		28,892
Stock-based compensation	77,580		50,270		40,439
Restructuring charges (2)	—		—		75,311
Bad debt charge (1)	61,006		—		—
Other charges (income), net	47,738		(53,233)		57,512
Interest and other, net	84,793		51,410		61,904
Income before income taxes	$454,675		$670,655		$400,454

(1)
On April 21, 2016, one of our customers, SunEdison, filed a petition for reorganization under bankruptcy law. During the fiscal year ended March 31, 2016, we recognized a bad debt reserve charge of $61.0 million associated with our outstanding SunEdison receivables. This charge is included in selling, general and administrative expenses in the consolidated statement of operations but is excluded from the measurement of the Company's operating segment's performance. Refer to note 2 to the consolidated financial statements for additional information regarding this charge.

(2)
During the fiscal year ended March 31, 2014, the Company recognized restructuring charges of approximately $75.3 million. The costs associated with these restructuring activities include employee severance, other personnel costs, non-cash impairment charges on equipment no longer in use and to be disposed of, and other exit related costs due to facility closures or rationalizations. Refer to note 14 to the consolidated financial statements for additional information regarding these charges.

CEC segment margin increased 20 basis points, for fiscal year 2016, from 2.8% during fiscal year 2015. The improvements are driven by favorable product mix changes from new program offerings, higher utilization levels and strong operational execution across multiple customers and facilities, offset by incremental engineering spend as we continue to invest in expanding our capabilities. CEC segment margin increased 10 basis points, for fiscal year 2015, from 2.7% during fiscal year 2014, also as a result of favorable product mix changes during fiscal 2015.

CTG segment margin slightly decreased 10 basis points for fiscal year 2016, from 2.4% during fiscal year 2015, due primarily to the soft macro economy, notably in Brazil, which impacted consumer business, partially offset by a portfolio shift within the CTG product mix focusing on higher margin consumer electronic products. CTG segment margin increased 110 basis points for fiscal year 2015, from 1.3% during fiscal year 2014, primarily attributable to a portfolio shift within the CTG product mix coupled with better execution on certain products some of which were going end of life.

IEI segment margin increased 40 basis points to 3.4% for fiscal year 2016, from 3.0% during fiscal year 2015. This is primarily due to strong operational execution and higher utilization levels coupled with contribution from our NEXTracker acquisition that contributed higher margins for the second half of fiscal year 2016. Fiscal year 2015 also included underperformance of certain programs, delayed and inefficient ramps for new programs. IEI segment margin decreased 40 basis points to 3.0% for fiscal year 2015, from 3.4% during fiscal year 2014 due to operational challenges and underperformance of certain programs during fiscal year 2015 as mentioned above.

HRS segment margin increased 120 basis points to 7.6% for fiscal year 2016, from 6.4% during fiscal year 2015. The improvements are primarily due to additional flow through from the increase in revenue from new programs and contribution from our MCi acquisition starting in our second quarter of fiscal year 2016 in addition to greater value-added business engagements due to greater design and engineering solutions as part of our sketch to scaletm offering. HRS segment margin decreased 40 basis points to 6.4% for fiscal year 2015, from 6.8% for fiscal year 2014 primarily as a result of comparatively higher ramp costs for new programs during fiscal 2015.
Restructuring charges
In response to a challenging macroeconomic environment, we initiated certain restructuring activities in fiscal year 2014 to improve our operational efficiencies by reducing excess workforce and capacity. There were no material restructuring activities during fiscal years 2016 and 2015. The fiscal year 2014 restructuring activities were intended to realign our corporate cost structure, and rationalize our global manufacturing capacity and infrastructure which will further shift manufacturing capacity to locations with higher efficiencies.
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
As of March 31, 2014 all plans had been completed. As of March 31, 2016, accrued costs relating to restructuring charges were $13.2 million of which $2.5 million was classified as a current obligation. As of March 31, 2015, accrued costs relating to restructuring charges were $15.1 million of which $3.5 million was classified as a current obligation.
Refer to note 14 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our restructuring activities.
Selling, general and administrative expenses
Selling, general and administrative expenses ("SG&A") totaled $954.9 million or 3.9% of net sales, during fiscal year 2016, compared to $844.5 million, or 3.2% of net sales, during fiscal year 2015, increasing by $110.4 million or 13.1%. The increase in SG&A in dollars and as a percentage of net sales is primarily the result of an increase in costs associated with research, development and design activities, as we continued to deploy resources to meet the needs of our customers and explore new product innovations, increases in stock-based compensation expense, incremental costs associated with our acquisitions of MCi and NEXTracker both of which drive a higher proportional SG&A level, and a bad debt reserve charge associated with our outstanding SunEdison receivables of $61.0 million as a result of SunEdison's bankruptcy filing.
SG&A totaled $844.5 million or 3.2% of net sales, during fiscal year 2015, compared to $874.8 million, or 3.4% of net sales, during fiscal year 2014, decreasing by $30.3 million or 3.5%. The decrease in SG&A in dollars and as a percentage of net sales is primarily the result of our cost reduction measures that we undertook in fiscal year 2015 and rationalization efforts carried out in fiscal year 2014, partially offset by an approximate $8.9 million increase in non-cash stock-based compensation.
We recognized research and development costs primarily related to our design and innovations businesses of $75.5 million, $35.2 million, and $30.0 million for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.
Intangible amortization
Amortization of intangible assets in fiscal year 2016 increased by $33.9 million to $66.0 million from $32.0 million in fiscal year 2015, primarily as a result of incremental amortization expense on intangibles assets relating to our acquisitions completed during the fiscal year 2016.
Amortization of intangible assets in fiscal year 2015 increased by $3.1 million to $32.0 million from $28.9 million in fiscal year 2014, primarily as a result of customer-related intangibles in connection with our acquisitions and the purchase of certain technology rights during the fiscal year 2015.
Other charges (income), net
During fiscal year 2016, we recognized other charges of $47.7 million primarily due to a $26.8 million loss on the disposition of a non-strategic Western European manufacturing facility which included a non cash foreign currency translation loss of $25.3 million, and $21.8 million from the impairment of a non-core investment. These were offset by a non-cash foreign currency translation gain of $4.2 million, as further discussed in note 15 to the consolidated financial statements.
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
During fiscal year 2014, we recognized other charges of $57.5 million primarily due to the contractual obligation of $55.0 million discussed above. Additionally, we exercised warrants to purchase common shares of a supplier and sold the underlying shares for a loss of $7.1 million, offset by a gain of $4.6 million recognized in connection with the sales of certain investments.
Interest and other, net
Interest and other, net was $84.8 million during fiscal year 2016 compared to $51.4 million during fiscal year 2015. The increase in interest and other, net of $33.4 million was primarily due to a $23.5 million increase of interest expense from the 4.750% Notes issued during the current year as further discussed in note 7 to the consolidated financial statements, as well as $8.0 million of acquisition-related costs incurred during fiscal year 2016, primarily for our acquisition of MCi.
Interest and other, net was $51.4 million during fiscal year 2015 compared to $61.9 million during fiscal year 2014. The decrease in interest and other, net was primarily due to a gain associated with minority interest from an investment, an increase in foreign currency gains relating to the Chinese RMB, and a decrease in interest expense as a result of refinancing of certain debt facilities during the latter part of fiscal year 2014.
Income taxes
Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. The consolidated effective tax rates were 2.3%, 10.4% and 8.7% for the fiscal years 2016, 2015 and 2014, respectively. The effective rate varies from the Singapore statutory rate of 17.0% in each year as a result of the following items:

	Fiscal Year Ended March 31,
	2016	2015	2014
Income taxes based on domestic statutory rates	17.0%	17.0%	17.0%
Effect of tax rate differential	(16.1)	(12.1)	(17.1)
Intangible amortization	2.4	0.8	1.2
Change in liability for uncertain tax positions	(3.0)	4.4	(0.5)
Change in valuation allowance	0.2	0.4	6.7
Other	1.8	(0.1)	1.4
Provision for income taxes	2.3%	10.4%	8.7%
The variation in our effective tax rate each year is primarily a result of recognition of earnings in foreign jurisdictions which are taxed at rates lower than the Singapore statutory rate including the effect of tax holidays and tax incentives we received primarily for our subsidiaries in China, Malaysia and Israel of $6.6 million, $9.8 million and $15.2 million in fiscal years 2016, 2015 and 2014, respectively. Additionally, our effective tax rate is impacted by changes in our liabilities for uncertain tax positions of ($13.7) million, $29.7 million, and ($2.2) million and changes in our valuation allowances on deferred tax assets of $1.0 million, $2.5 million and $26.8 million in fiscal years 2016, 2015 and 2014, respectively. We generate most of our revenues and profits from operations outside of Singapore.
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
We provide a valuation allowance against deferred tax assets that in our estimation are not more likely than not to be realized. During fiscal year 2016, we released valuation allowances totaling $20.3 million primarily related to our operations in Malaysia as these amounts were deemed to be more likely than not to be realized due to the increased profitability of the Malaysian subsidiary during the past three fiscal years following a period of losses as well as continued forecasted profitability of that subsidiary. In addition, we had a $43.0 million credit to tax expense related to the partial release of valuation allowance on our US operations due to the recording of deferred tax liabilities related to intangibles acquired during fiscal year 2016. However, these valuation allowance eliminations were offset by other current period valuation allowance movements primarily related to current period valuation allowance additions due to increased deferred tax assets related to current period losses in legal entities with existing full valuation allowance positions, and to a lesser extent, current period changes in valuation allowance positions due to increased negative evidence during the period in legal entities which did not previously have valuation allowance recorded.
See note 13, "Income Taxes," to the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" for further discussion.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2016, we had cash and cash equivalents of $1.6 billion and bank and other borrowings of $2.8 billion. We have a $1.5 billion revolving credit facility, under which we had no borrowings outstanding as of March 31, 2016.
Our cash balances are held in numerous locations throughout the world. As of March 31, 2016, over half of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated, under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $916.0 million as of March 31, 2016). Repatriation could result in an additional income tax payment; however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.
Fiscal Year 2016
Cash provided by operating activities was $1.1 billion during fiscal year 2016. This resulted primarily from $444.1 million of net income for the period plus $625.4 million of non-cash charges such as depreciation, amortization, other impairment charges, provision for doubtful accounts and stock-based compensation expense that are included in the determination of net income. Depreciation expense comprised $425.7 million of those non-cash charges, which was relatively consistent with our normal annual run rate of approximately $425.0 million. We generated $66.9 million in cash as a result of changes in our operating assets and liabilities, driven primarily by a $423.6 million reduction in accounts receivable due to improved collection efforts and lower business levels, offset by a $365.1 million reduction in accounts payable. Net working capital ("NWC"), defined as net accounts receivable, including deferred purchase price receivables, plus inventory less accounts payable decreased by $37.7 million primarily due to lower business levels during the fourth quarter of fiscal year 2016 as compared to the same quarter of fiscal year 2015, which resulted in slightly lower levels of investments in NWC.
Cash used in investing activities was $1.4 billion during fiscal year 2016. This resulted primarily from $916.5 million for the acquisition of eleven businesses completed during fiscal year 2016, including approximately $555.2 million, net of cash acquired, related to the acquisition of MCi, $240.8 million, net of cash acquired, related to the acquisition of NEXTracker, and approximately $67.5 million to acquire an optical transport facility from Alcatel-Lucent. We also paid $510.6 million in gross capital expenditures for property and equipment to support certain programs, offset by $13.7 million of proceeds from the sale of certain buildings and machinery and equipment. Other investing activities also includes $44.7 million paid for the purchase of certain investments, offset by $54.3 million of proceeds from the sale of certain assets that were purchased on behalf of a customer and financed by a third party banking institution, as further discussed in note 17 to the consolidated financial statements.
Cash provided by financing activities was $249.6 million during fiscal year 2016, which was primarily the result of net proceeds from bank borrowings and long-term debt of $694.5 million mainly resulting from our new debt issuance discussed further in note 7 to the consolidated financial statements, and $61.3 million from the issuance of our shares for option exercises. These cash inflows were partially offset by $420.3 million of cash paid for the repurchase of our ordinary shares, and $75.8 million of cash paid to a third party banking institution for certain assets that were financed by the third party banking institution on behalf of a customer, which is included in other financing activities.
Fiscal Year 2015
Cash provided by operating activities was $794.0 million during fiscal year 2015. This resulted primarily from $600.8 million of net income for the period plus $510.9 million of non-cash charges such as depreciation, amortization, other impairment charges and stock-based compensation expense that are included in the determination of net income. Depreciation expense comprised $496.8 million of those non-cash charges, which was higher than our normal annual run rate of approximately $425.0 million due to accelerated depreciation recognized for fixed assets directly associated with certain product exits during the year. These were offset by $317.6 million from changes in our operating assets and liabilities, driven primarily by a $565.1 million reduction in customer deposits that were received in prior periods to support increased working capital requirements in those periods. NWC decreased by $212.5 million primarily due to lower business levels during the fourth quarter of fiscal year 2015 as compared to the same quarter of fiscal year 2014, which resulted in lower levels of investments in NWC.
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
Fiscal Year 2014
Cash provided by operating activities was $1.2 billion during fiscal year 2014, which resulted primarily from $365.6 million of net income for the period plus $450.0 million of non-cash charges such as depreciation, amortization, impairment charges and stock-based compensation expense that are included in the determination of net income. We generated $400.9 million in cash as a result of decreases in net operating assets. NWC increased by $233.7 million primarily to support the increase in our customers' forecasted business levels. The increases in accounts receivable and inventory are primarily as a result of the increase in sales in our CTG business, which generally carry higher volumes than our other complex segments. The cash outflows to support NWC were offset by $540.6 million of cash received from certain customers as advances during the period. In certain instances, the level of inventory reduction or consumption was lower than expected causing an increase to inventory and usage of cash. In response, we worked with these customers to fund the elevated inventory balances we held on their behalf. We have recorded these advances as other current liabilities in the consolidated balance sheet as of March 31, 2014 and expect these amounts to decrease as we produce or sell the associated inventory in the future.
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
Cash used in financing activities amounted to $410.8 million during fiscal year 2014, which was primarily attributable to the repurchase of approximately 60.7 million shares for an aggregate purchase value of approximately $475.3 million. Other financing cash inflows of $52.1 million includes $38.6 million received from certain third parties for the noncontrolling interest in one of our subsidiaries as further discussed in note 5 to the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data." Additionally, we entered into a $600.0 million term loan agreement due August 30, 2018 and used all of the proceeds to repay the outstanding balances of our term loan due October 2014 and other term loans in full amounting to $170.3 million and $374.5 million, respectively, and part of the term loan due March 2019.
Key Liquidity Metrics
Free Cash flow
We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our free cash flow, which is calculated as cash provided by operations less net purchases of property and equipment, was $639.5 million, $554.3 million and $701.5 million for fiscal years 2016, 2015 and 2014, respectively.
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

	Fiscal Year Ended March 31,
	2016	2015	2014
	(In thousands)
Net cash provided by operating activities	$1,136,445	$794,034	$1,216,460
Purchases of property and equipment	(510,634)	(347,413)	(609,643)
Proceeds from the disposition of property and equipment	13,676	107,689	94,640
Free cash flow	$639,487	$554,310	$701,457

Cash Conversion Cycle

Fiscal Year Ended March 31,
	2016	2015	2014
Days in trade accounts receivable	45 days	46 days	42 days
Days in inventory	59 days	58 days	54 days
Days in accounts payable	77 days	77 days	70 days
Cash conversion cycle	27 days	27 days	26 days
Days in trade accounts receivable was calculated as average accounts receivable for the current and prior quarter, adding back the reduction in accounts receivable resulting from non-cash accounts receivable sales, divided by annualized sales for the current quarter by day. During the fiscal year ended March 31, 2016, days in trade accounts receivable decreased by 1 day to 45 days compared to the fiscal year ended March 31, 2015 primarily due to some improvements in collection efforts, and to a lesser extent, due to the decline in net sales. Non-cash accounts receivable sales or deferred purchase price receivables included for the purposes of the calculation were $501.1 million, $600.7 million and $470.9 million for the years ended March 31, 2016, 2015 and 2014, respectively. Deferred purchase price receivables were recorded in other current assets in the consolidated balance sheets.
Days in inventory was calculated as average inventory for the current and prior quarter divided by annualized cost of sales for the current quarter by day. During the fiscal year ended March 31, 2016, days in inventory increased by 1 day to 59 days as compared to the fiscal year ended March 31, 2015. The increase was primarily due to timing of demand from certain customers which was pushed out thus resulting in prepositioned raw materials and higher levels of stalled finished goods.
Days in accounts payable was calculated as average accounts payable for the current and prior quarter divided by annualized cost of sales for the current quarter by day. During the fiscal year ended March 31, 2016, days in accounts payable remained consistent at 77 days compared to the fiscal year ended March 31, 2015.
Our cash conversion cycle was calculated as days in trade receivables plus days in inventory, minus days in accounts payable and is a measure of how efficient we are at managing our working capital. Our cash conversion cycle remained consistent at 27 days for the fiscal year ended March 31, 2016 compared to that of fiscal year 2015 due to the factors affecting each of the components in the calculation discussed above.
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
Historically, we have funded operations from cash and cash equivalents generated from operations, proceeds from public offerings of equity and debt securities, bank debt and lease financings. We also sell a designated pool of trade receivables under asset-backed securitization ("ABS") programs and sell certain trade receivables, which are in addition to the trade receivables sold in connection with these securitization agreements. During fiscal years 2016, 2015 and 2014 we received approximately $5.2 billion, $4.3 billion and $4.2 billion, respectively from sales of receivables under our ABS programs, and $2.3 billion, $4.2 billion and $3.4 billion, respectively from other sales of receivables. As of March 31, 2016 and 2015, the outstanding balance on receivables sold for cash was $1.2 billion, under all our accounts receivable sales programs, which are removed from accounts receivable balances in our consolidated balance sheets.
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
Historically we have been successful in refinancing and extending the maturity dates on our term loans and credit facilities. On June 8, 2015, we issued $600 million of 4.750% Notes ("Notes") due June 15, 2025 in a private offering pursuant to Rule 144A and Regulation S under the Securities Act, at 99.213% of face value, and an effective yield of approximately 4.850%. We received net proceeds of approximately $595.3 million from the issuance which was used for general corporate purposes. During January 2016, we exchanged these notes for new notes with substantially similar terms and completed the registration of these notes with the Securities and Exchange Commission. Further on March 31, 2014, the maturity date of our former $2.0 billion credit facility ("Credit Facility") which was due to expire in October 2016, was extended to March 2019. We also extended the balance of our term loan associated to the Credit Facility as further described in our Contractual Obligations and Commitments section.
Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million in accordance with the share repurchase mandate approved by our shareholders at the date of the most recent Extraordinary General Meeting which was held on August 20, 2015. During fiscal year 2016, we paid $420.3 million to repurchase shares (under the current and prior repurchase plans) at an average price of $11.09 per share. As of March 31, 2016, shares in the aggregate amount of $242.1 million were available to be repurchased under the current plan.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
On September 30, 2015, we amended our former $2.0 billion credit facility ("Credit Facility") to increase the $500.0 million term loan maturing in March 2019 by $100.0 million. Quarterly repayments of principal under this term loan were amended to $7.5 million through March 31, 2016, and will be increased to $11.3 million thereafter with the remainder due upon maturity. As of March 31, 2016, the amended Credit Facility consists of a $1.5 billion revolving credit facility, for which there were no borrowings outstanding, and a $600.0 million term loan, which is due to expire in March 2019.
The credit facility requires that we maintain a maximum ratio of total indebtedness to earnings before interest expense, taxes, depreciation and amortization ("EBITDA"), and a minimum interest coverage ratio, as defined therein, during its term. As of March 31, 2016, we were in compliance with these covenants. Borrowings under this credit facility bear interest, at the Company's option, either at (i) LIBOR plus the applicable margin for LIBOR loans ranging between 1.125% and 2.125%, based on the Company's credit ratings or (ii) the base rate (the greatest of the agent's prime rate, the federal funds rate plus 0.50% and LIBOR for a one-month interest period plus 1.00%) plus an applicable margin ranging between 0.125% and 1.125%, based on the Company's credit rating. The Company is required to pay a quarterly commitment fee ranging between 0.15% and 0.40% per annum on the daily unused amount of the $1.5 billion Revolving Credit Facility based on the Company's credit rating.
In addition, on June 8, 2015, we issued $600 million of 4.750% Notes (the "4.750% Notes") due June 15, 2025 in a private offering pursuant to Rule 144A and Regulation S under the Securities Act, at 99.213%, of face value, and an effective yield of approximately 4.850%. We received net proceeds of approximately $595.3 million from the issuance which has been used for general corporate purposes. During January 2016, we exchanged these 4.750% Notes for new notes with substantially similar terms and completed the registration of these 4.750% Notes with the Securities and Exchange Commission. These 4.750% Notes are governed by the same terms and covenants as for the $1.0 billion notes, consisting of a $500 million 4.625% note and an additional $500 million 5.000% note (the "Previously Issued Notes"), which are described below.
Further, we have a $600 million term loan agreement which matures in August 2018. This loan is repayable in quarterly installments of $3.75 million, which commenced in December 2014 through August 2018, with the remaining amount due at maturity. This term loan agreement also requires that we maintain a maximum ratio of total indebtedness to EBITDA, and a minimum interest coverage ratio, as defined therein, during its term. As of March 31, 2016, we were in compliance with the covenants under this term loan agreement. Borrowings under this term loan bear interest, at the Company's option, either at (i) LIBOR plus the applicable margin for LIBOR loans ranging between 1.00% and 2.00%, based on the Company's credit ratings or (ii) the base rate (the greatest of the agent's prime rate, the federal funds rate plus 0.50% and LIBOR for a one-month interest period plus 1.00%) plus an applicable margin ranging between 0.00% and 1.00%, based on the Company's credit rating.
Further, during fiscal year 2013, we issued an aggregate amount of $1.0 billion in the Previously Issued Notes which are senior unsecured obligations, rank equally with all of our other existing and future senior and unsecured debt obligations, and are guaranteed, jointly and severally, fully and unconditionally on an unsecured basis, by each of our 100% owned subsidiaries that guarantees indebtedness under, or is a borrower under, our Credit Facility or our $600.0 million term loan facility due August 30, 2018. In July 2013, we exchanged these Previously Issued Notes for new notes with substantially similar terms and completed the registration of these notes with the Securities and Exchange Commission. As of March 31, 2016, we were in compliance with the covenants under these credit facilities. Interest on the these Previously Issued Notes is payable semi-annually, which commenced on August 15, 2013.
On October 1, 2015, we borrowed €50 million (approximately $56.6 million as of March 31, 2016), under a 5-year, unsecured, term-loan agreement due September 30, 2020. Borrowings under this term loan bear interest at EURIBOR plus the applicable margin ranging between 0.80% and 2.00%, based on our credit ratings. The loan is repayable beginning December 30, 2016 in quarterly payments of €312,500 through June 30, 2020 with the remainder due upon maturity. This term loan agreement is unsecured, and is guaranteed by the Company. This term contains customary restrictions on the Company's and its subsidiaries' ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. This term loan agreement also requires that we maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio, as defined therein, during its term. As of March 31, 2016, we were in compliance with the covenants under this term loan agreement.
As of March 31, 2016, we and certain of our subsidiaries had various uncommitted revolving credit facilities, lines of credit and other loans in the amount of $166.0 million in the aggregate under which there were no borrowings outstanding as of that date.
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
Future payments due under our purchase obligations, debt including capital leases and related interest obligations and operating lease:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Greater Than 5 Years
	(In thousands)
Contractual Obligations:
Purchase obligations	$3,213,500	$3,213,500	$—	$—	$—
Long-term debt and capital lease obligations
Long-term debt	2,791,906	65,166	1,068,617	547,440	1,110,683
Capital lease	25,054	6,640	10,302	8,112	—
Interest on long-term debt obligations	673,622	101,460	207,519	191,982	172,661
Operating leases, net of subleases	579,201	125,021	191,203	116,974	146,003
Restructuring costs	13,240	2,460	10,780	—	—
Total contractual obligations	$7,296,523	$3,514,247	$1,488,421	$864,508	$1,429,347

We have excluded $212.3 million of liabilities for unrecognized tax benefits from the contractual obligations table as we cannot make a reasonably reliable estimate of the periodic settlements with the respective taxing authorities. See note 13, "Income Taxes" to the consolidated financial statements for further details.

Our purchase obligations can fluctuate significantly from period to period and can materially impact our future operating asset and liability balances, and our future working capital requirements. We intend to use our existing cash balances, together with anticipated cash flows from operations to fund our existing and future contractual obligations.
OFF-BALANCE SHEET ARRANGEMENTS
We sell designated pools of trade receivables to unaffiliated financial institutions under our ABS programs, and in addition to cash, we receive a deferred purchase price receivable for each pool of the receivables sold. Each of these deferred purchase price receivables serves as additional credit support to the financial institutions and is recorded at its estimated fair value. As of March 31, 2016 and 2015, the fair value of our deferred purchase price receivable was approximately $501.1 million and $600.7 million, respectively. As of March 31, 2016 and 2015, the outstanding balance on receivables sold for cash was $1.2 billion, under all our accounts receivable sales programs, which were removed from accounts receivable balances in our consolidated balance sheets. For further information, see note 10 to the consolidated financial statements.
RECENT ACCOUNTING PRONOUNCEMENTS
Refer to note 2 to the consolidated financial statements for recent accounting pronouncements.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
A portion of our exposure to market risk for changes in interest rates relates to our investment portfolio, which consists of highly liquid investments or bank deposits with maturities of three months or less from original dates of purchase and are classified as cash equivalents on our consolidated balance sheet. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions and highly rated money market accounts. Our investment policy has strict guidelines focusing on preservation of capital. The portfolio is comprised of various instruments including term deposits with banks, marketable securities and money market accounts. Our cash is principally invested in the U.S. dollar and China RMB serving as a natural hedge of our RMB denominated costs. As of March 31, 2016, the outstanding amount in the investment portfolio was $1.1 billion, the largest components of which were USD and RMB denominated money market accounts with an average return of 1.22%. A hypothetical 10% change in interest rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.
We had variable rate debt outstanding of approximately $1.1 billion as of March 31, 2016. Variable rate debt obligations consisted of borrowings under our term loans. Interest on these obligations is discussed above.
Our variable rate debt instruments create exposures for us related to interest rate risk. Primarily due to the current low interest rates a hypothetical 10% change in interest rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.
As of March 31, 2016, the approximate average fair value of our debt outstanding under our term loan facilities that matures in March 2019 and August 2018, and Notes due February 2020, February 2023 and June 2025 was 101.0% of the face value of the debt obligations based on broker trading prices.
FOREIGN CURRENCY EXCHANGE RISK
We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We have established a foreign currency risk management policy to manage this risk. To the extent possible, we manage our foreign currency exposure by evaluating and using non-financial techniques, such as currency of invoice, leading and lagging payments and receivables management. In addition, we may borrow in various foreign currencies and enter into short-term foreign currency forward, swap, and option contracts to hedge only those currency exposures associated with certain assets and liabilities, mainly accounts receivable and accounts payable, and cash flows denominated in non-functional currencies.
We endeavor to maintain a partial or fully hedged position for certain transaction exposures. These exposures are primarily, but not limited to, revenues, customer and vendor payments and inter-company balances in currencies other than the functional currency unit of the operating entity. The credit risk of our foreign currency forward and swap contracts is minimized since all contracts are with large financial institutions and accordingly, fair value adjustments related to the credit risk of the counter-party financial institution were not material. The gains and losses on forward and swap contracts generally offset the losses and gains on the assets, liabilities and transactions hedged. The fair value of currency forward and swap contracts is reported on the balance sheet. The aggregate notional amount of outstanding contracts as of March 31, 2016 amounted to $4.3 billion and the recorded fair values of the associated assets and liabilities were not material. The majority of these foreign exchange contracts expire in less than three months and all expire within one year. They will settle primarily in Brazilian real, British pound, Canadian dollar, China renminbi, Danish krone, the Euro, Hungarian forint, Israeli shekel, Japanese yen, Malaysian ringgit, Mexican peso, Singapore dollar, Indian rupee, Swiss franc and the U.S. dollar.
Based on our overall currency rate exposures as of March 31, 2016, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, a near-term 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Flextronics International Ltd.
Singapore
We have audited the accompanying consolidated balance sheets of Flextronics International Ltd. and subsidiaries (the "Company") as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2016.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Flextronics International Ltd. and subsidiaries as of March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 20, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
May 20, 2016

FLEXTRONICS INTERNATIONAL LTD.
CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2016	2015
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,607,570	$1,628,408
Accounts receivable, net of allowance for doubtful accounts (Note 2)	2,044,757	2,337,515
Inventories	3,491,656	3,488,752
Other current assets	1,171,143	1,286,225
Total current assets	8,315,126	8,740,900
Property and equipment, net	2,257,633	2,092,167
Goodwill and other intangible assets, net	1,345,820	415,175
Other assets	466,402	404,649
Total assets	$12,384,981	$11,652,891
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$65,166	$45,030
Accounts payable	4,248,292	4,561,194
Accrued payroll	353,547	339,739
Other current liabilities	1,905,200	1,809,128
Total current liabilities	6,572,205	6,755,091
Long-term debt, net of current portion	2,709,389	2,025,970
Other liabilities	497,857	475,580
Commitments and contingencies (Note 12)
Shareholders' equity
Flextronics International Ltd. Shareholders' equity
Ordinary shares, no par value; 595,062,966 and 613,562,761 issued, and 544,823,611 and 563,323,406 outstanding as of March 31, 2016 and 2015, respectively	6,987,214	7,265,827
Treasury stock, at cost; 50,239,355 shares as of March 31, 2016 and 2015, respectively	(388,215)	(388,215)
Accumulated deficit	(3,892,212)	(4,336,293)
Accumulated other comprehensive loss	(135,915)	(180,505)
Total Flextronics International Ltd. shareholders' equity	2,570,872	2,360,814
Noncontrolling interests	34,658	35,436
Total shareholders' equity	2,605,530	2,396,250
Total liabilities and shareholders' equity	$12,384,981	$11,652,891

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Net sales	$24,418,885	$26,147,916	$26,108,607
Cost of sales	22,810,824	24,602,576	24,609,738
Restructuring charges	—	—	58,648
Gross profit	1,608,061	1,545,340	1,440,221
Selling, general and administrative expenses	954,890	844,473	874,796
Intangible amortization	65,965	32,035	28,892
Restructuring charges	—	—	16,663
Other charges (income), net	47,738	(53,233)	57,512
Interest and other, net	84,793	51,410	61,904
Income before income taxes	454,675	670,655	400,454
Provision for income taxes	10,594	69,854	34,860
Net income	$444,081	$600,801	$365,594

Earnings per share:
Basic	$0.80	$1.04	$0.60
Diluted	$0.79	$1.02	$0.59
Weighted-average shares used in computing per share amounts:
Basic	557,667	579,981	610,497
Diluted	564,869	591,556	623,479

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
	2016	2015	2014
	(In thousands)
Net income	$444,081	$600,801	$365,594
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	17,846	(18,932)	(34,683)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	26,744	(35,417)	(13,992)
Comprehensive income	$488,671	$546,452	$316,919

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				Accumulated Other Comprehensive Loss
	Ordinary Shares								Total
	Shares Outstanding	Amount	Accumulated deficit	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total accumulated other comprehensive loss	Total Flextronics International Ltd. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity
	(In thousands)
BALANCE AT MARCH 31, 2013	638,920	$7,626,927	$(5,302,688)	$(18,857)	$(58,624)	$(77,481)	$2,246,758	$—	$2,246,758
Repurchase of Flextronics International Ltd. ordinary shares at cost	(59,546)	(468,847)	—	—	—	—	(468,847)	—	(468,847)
Exercise of stock options	6,572	28,140	—	—	—	—	28,140	—	28,140
Issuance of Flextronics International Ltd. vested shares under share bonus awards	5,481	—	—	—	—	—	—	—	—
Issuance of subsidiary shares	—	—	—	—	—	—	—	38,650	38,650
Net income	—	—	365,594	—	—	—	365,594	(380)	365,214
Stock-based compensation, net of tax	—	40,080	—	—	—	—	40,080	359	40,439
Total other comprehensive loss	—	—	—	(13,992)	(34,683)	(48,675)	(48,675)	—	(48,675)
BALANCE AT MARCH 31, 2014	591,427	7,226,300	(4,937,094)	(32,849)	(93,307)	(126,156)	2,163,050	38,629	2,201,679
Repurchase of Flextronics International Ltd. ordinary shares at cost	(38,951)	(421,687)	—	—	—	—	(421,687)	—	(421,687)
Exercise of stock options	3,601	23,497	—	—	—	—	23,497	11	23,508
Issuance of Flextronics International Ltd. vested shares under share bonus awards	7,246	—	—	—	—	—	—	—	—
Issuance of subsidiary shares	—	—	—	—	—	—	—	300	300
Net income	—	—	600,801	—	—	—	600,801	(4,272)	596,529
Stock-based compensation, net of tax	—	49,502	—	—	—	—	49,502	768	50,270
Total other comprehensive loss	—	—	—	(35,417)	(18,932)	(54,349)	(54,349)	—	(54,349)
BALANCE AT MARCH 31, 2015	563,323	6,877,612	(4,336,293)	(68,266)	(112,239)	(180,505)	2,360,814	35,436	2,396,250
Repurchase of Flextronics International Ltd. ordinary shares at cost	(37,314)	(412,819)	—	—	—	—	(412,819)	—	(412,819)
Exercise of stock options	10,244	61,278	—	—	—	—	61,278	486	61,764
Issuance of Flextronics International Ltd. vested shares under share bonus awards	8,570	—	—	—	—	—	—	—	—
Premium on acquired equity plan	—	799	—	—	—	—	799	—	799
Net income	—	—	444,081	—	—	—	444,081	(6,715)	437,366
Stock-based compensation, net of tax	—	72,129	—	—	—	—	72,129	5,451	77,580
Total other comprehensive income	—	—	—	26,744	17,846	44,590	44,590	—	44,590
BALANCE AT MARCH 31, 2016	544,823	$6,598,999	$(3,892,212)	$(41,522)	$(94,393)	$(135,915)	$2,570,872	$34,658	$2,605,530
The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$444,081	$600,801	$365,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other impairment charges	515,367	540,490	464,543
Provision for doubtful accounts (Note 2)	72,295	650	2,029
Non-cash other loss (income)	24,521	(21,278)	(20,753)
Stock-based compensation	77,580	50,270	40,439
Income taxes	(64,346)	(59,261)	(36,261)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	317,946	316,773	(592,346)
Inventories	84,790	72,660	(758,846)
Other current and noncurrent assets	(2,704)	125,218	(165,760)
Accounts payable	(365,051)	(176,941)	1,117,449
Other current and noncurrent liabilities	31,966	(655,348)	800,372
Net cash provided by operating activities	1,136,445	794,034	1,216,460
Cash flows from investing activities:
Purchases of property and equipment	(510,634)	(347,413)	(609,643)
Proceeds from the disposition of property and equipment	13,676	107,689	94,640
Acquisition and divestiture of businesses, net of cash acquired and cash held in divested business	(910,787)	(66,854)	(233,432)
Other investing activities, net	11,369	64,362	(35,497)
Net cash used in investing activities	(1,396,376)	(242,216)	(783,932)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	884,702	319,542	1,066,653
Repayments of bank borrowings and long-term debt	(190,221)	(344,156)	(537,580)
Payments for early retirement of long-term debt	—	—	(544,840)
Payments for repurchases of ordinary shares	(420,317)	(415,945)	(475,314)
Proceeds from exercise of stock options	61,278	23,508	28,140
Other financing activities, net	(85,800)	(98,966)	52,149
Net cash provided by (used in) financing activities	249,642	(516,017)	(410,792)
Effect of exchange rates on cash	(10,549)	(1,121)	(15,095)
Net change in cash and cash equivalents	(20,838)	34,680	6,641
Cash and cash equivalents, beginning of year	1,628,408	1,593,728	1,587,087
Cash and cash equivalents, end of year	$1,607,570	$1,628,408	$1,593,728

The accompanying notes are an integral part of these consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION OF THE COMPANY
Flextronics International Ltd. ("Flex" or the "Company") was incorporated in the Republic of Singapore in May 1990. The Company's operations have expanded over the years through a combination of organic growth and acquisitions. The Company is a globally-recognized, leading provider of innovative design, engineering, manufacturing, and supply chain services and solutions that span from sketch to scaletm; from conceptual sketch to full-scale production. The Company designs, builds, ships and services complete packaged consumer electronics and industrial products for original equipment manufacturers ("OEMs"), through its activities in the following segments: High Reliability Solutions ("HRS"), which is comprised of medical business including consumer health, digital health, disposables, drug delivery, diagnostics, life sciences and imaging equipment; automotive business, including vehicle electronics, connectivity, and clean technologies; and defense and aerospace businesses, focused on commercial aviation, defense and military; Consumer Technologies Group ("CTG"), which includes mobile devices business, including smart phones; consumer electronics business, including connected living, wearable electronics including digital sport, game consoles, and connectivity devices; and high-volume computing business, including various supply chain solutions for notebook personal computer ("PC"), tablets, and printers; in addition, CTG group is expanding its business relationships to include supply chain optimization for non-electronics products such as shoes and clothing; Industrial and Emerging Industries ("IEI"), which is comprised of semiconductor and capital equipment, office solutions, household industrial and lifestyle, industrial automation and kiosks, energy and metering, and lighting; and Communications & Enterprise Compute ("CEC"), which was formerly referred to as Integrated Network Solutions (“INS”), includes radio access base stations, remote radio heads, and small cells for wireless infrastructure; optical, routing, broadcasting, and switching products for the data and video networks; server and storage platforms for both enterprise and cloud based deployments; next generation storage and security appliance products; and rack level solutions, converged infrastructure and software defined product solutions. The Company's strategy is to provide customers with a full range of cost competitive, vertically integrated global supply chain solutions through which the Company can design, build, ship and service a complete packaged product for its OEM customers. This enables the Company's OEM customers to leverage the Company's supply chain solutions to meet their product requirements throughout the entire product life cycle.
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
2. SUMMARY OF ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The Company's third fiscal quarter ends on December 31, and the fourth fiscal quarter and year ends on March 31 of each year. The first fiscal quarter ended on June 26, 2015 and June 27, 2014, respectively, and the second fiscal quarter ended on September 25, 2015 and September 26, 2014, respectively. Amounts included in the consolidated financial statements are expressed in U.S. dollars unless otherwise designated.
The accompanying consolidated financial statements include the accounts of Flex and its majority-owned subsidiaries, after elimination of intercompany accounts and transactions. The Company consolidates its majority-owned subsidiaries and investments in entities in which the Company has a controlling interest. For the consolidated majority-owned subsidiaries in which the Company owns less than 100%, the Company recognizes a noncontrolling interest for the ownership of the noncontrolling owners. As of March 31, 2016, the noncontrolling interest has been included on the consolidated balance sheets as a component of total shareholders' equity. The associated noncontrolling owners' interest in the income or losses of these companies is classified as a component of interest and other, net, in the consolidated statements of operations.
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

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF ACCOUNTING POLICIES (Continued)

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things: allowances for doubtful accounts; inventory write-downs; valuation allowances for deferred tax assets; uncertain tax positions; valuation and useful lives of long-lived assets including property, equipment, intangible assets and goodwill; asset impairments; fair values of financial instruments including investments, notes receivable and derivative instruments; restructuring charges; contingencies; fair values of assets obtained and liabilities assumed in business combinations and the fair values of stock options and share bonus awards granted under the Company's stock-based compensation plans. Actual results may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.
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
The Company provides a comprehensive suite of services for its customers that range from advanced product design to manufacturing and logistics to after-sales services. The Company recognizes service revenue when the services have been performed, and the related costs are expensed as incurred. Sales for services were less than 10% of the Company's total sales for all periods presented, and accordingly, are included in net sales in the consolidated statements of operations. The Company recognized research and development costs primarily related to its design and innovations businesses of $75.5 million, $35.2 million, and $30.0 million for the fiscal years ended March 31, 2016, 2015 and 2014, respectively.
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
The following table summarizes the activity in the Company's allowance for doubtful accounts during fiscal years 2016, 2015 and 2014:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended March 31, 2014	$10,877	$2,029	$(7,377)	$5,529
Year ended March 31, 2015	$5,529	$650	$(1,645)	$4,534
Year ended March 31, 2016	$4,534	$72,295	$(12,221)	$64,608
On April 21st, 2016, one of the Company's customers, SunEdison Inc. (together with certain of its subsidiaries, "SunEdison"), filed a petition for reorganization under bankruptcy law. For the fiscal year ended March 31, 2016, the Company recognized a bad debt reserve charge of $61.0 million associated with its outstanding SunEdison receivables, and another charge of $10.5 million relating to a separate distressed customer which was also written-off during the year.
One customer (including net sales from its current and former parent companies, through the dates of their respective ownership), which is within the Company's CTG segment, accounted for approximately 11%, 17%, and 13% of the Company's net sales in fiscal years 2016, 2015 and 2014, respectively, and approximately 11% and 15% of the Company's total accounts receivable balances in fiscal years 2016 and 2015, respectively. Another customer included in the Company's CEC segment, accounted for approximately 11% of the Company's total accounts receivable balance in fiscal year 2016.
The Company's ten largest customers accounted for approximately 46%, 50% and 52%, of its net sales in fiscal years 2016, 2015 and 2014, respectively.
Derivative Instruments
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
Cash and cash equivalents consisted of the following:

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF ACCOUNTING POLICIES (Continued)

	As of March 31,
	2016	2015
	(In thousands)
Cash and bank balances	$533,438	$953,549
Money market funds and time deposits	1,074,132	674,859
	$1,607,570	$1,628,408
Inventories
Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of direct materials, labor and overhead. The components of inventories, net of lower of cost or market write-downs, were as follows:

	As of March 31,
	2016	2015
	(In thousands)
Raw materials	$2,234,512	$2,330,428
Work-in-progress	561,282	557,786
Finished goods	695,862	600,538
	$3,491,656	$3,488,752
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

	Depreciable Life (In Years)	As of March 31,
		2016	2015
		(In thousands)
Machinery and equipment	3 - 10	$3,187,590	$2,928,903
Buildings	30	1,144,798	1,067,837
Leasehold improvements	up to 30	397,340	459,926
Furniture, fixtures, computer equipment and software	3 - 7	477,203	440,878
Land	—	127,927	123,633
Construction-in-progress	—	178,851	140,786
		5,513,709	5,161,963
Accumulated depreciation and amortization		(3,256,076)	(3,069,796)
Property and equipment, net		$2,257,633	$2,092,167

Total depreciation expense associated with property and equipment amounted to approximately $425.7 million, $496.8 million and $424.8 million in fiscal years 2016, 2015 and 2014, respectively.
The Company reviews property and equipment for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is determined by comparing its carrying amount to the lowest level of identifiable projected undiscounted cash flows the

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF ACCOUNTING POLICIES (Continued)

property and equipment are expected to generate. An impairment loss is recognized when the carrying amount of property and equipment exceeds its fair value.
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
As discussed in note 19, the Company concluded that as of the fourth quarter of fiscal year 2015 it has four reportable operating segments: HRS, CTG, IEI and CEC and concluded these same four segments also represented its reporting units. The Company assessed that there was no change to its reporting units in fiscal year 2016 and performed its goodwill impairment assessment on January 1, 2016, and did not elect to perform the qualitative "Step Zero" assessment. Instead, the Company performed a quantitative assessment of its goodwill and determined that no impairment existed as of the date of the impairment test because the fair value of each reporting unit exceeded its carrying value.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF ACCOUNTING POLICIES (Continued)

The following table summarizes the activity in the Company's goodwill at the one reporting unit level through December 31, 2014, and at the four reporting unit level from January 1, 2015 through March 31, 2016 (in thousands):

	HRS	CTG	IEI	CEC	Total
Balance, as of March 31, 2014	$—	$—	$—	$—	$292,758
Additions (1)	—	—	—	—	36,467
Purchase accounting adjustments (2)	—	—	—	—	8,651
Foreign currency translation adjustments	—	—	—	—	(3,393)
Balance, as of December 31, 2014 (3)	93,990	68,234	64,221	108,038	334,483
Purchase accounting adjustments (2)	(656)	—	—	—	(656)
Foreign currency translation adjustments	(196)	—	—	—	(196)
Balance, as of March 31, 2015	93,138	68,234	64,221	108,038	333,631
Additions (1)	340,610	—	258,582	3,655	602,847
Purchase accounting adjustments (2)	125	—	—	—	125
Foreign currency translation adjustments	5,463	—	—	—	5,463
Balance, as of March 31, 2016	$439,336	$68,234	$322,803	$111,693	$942,066
_______________________________________________________________________________

(1)
The goodwill generated from the Company's business combinations completed during the fiscal years 2016 and 2015 are primarily related to value placed on the employee workforce, service offerings and capabilities and expected synergies. The goodwill is not deductible for income tax purposes. Refer to the discussion of the Company's business acquisitions in note 17.

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
The Company's acquired intangible assets are subject to amortization over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value. The Company reviewed the carrying value of its intangible assets as of March 31, 2016 and concluded that such amounts continued to be recoverable.
Intangible assets are comprised of customer-related intangible assets, that include contractual agreements and customer relationships; and licenses and other intangible assets, that are primarily comprised of licenses and also includes patents and trademarks, and developed technologies. Generally, both customer-related intangible assets and licenses and other intangible assets are amortized on a straight line basis, over a period of up to ten years. No residual value is estimated for any intangible assets. The fair value of the Company's intangible assets purchased through business combinations is determined based on management's estimates of cash flow and recoverability. The components of acquired intangible assets are as follows:

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF ACCOUNTING POLICIES (Continued)

	As of March 31, 2016			As of March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets:
Customer-related intangibles	$223,046	$(66,473)	$156,573	$133,853	$(80,506)	$53,347
Licenses and other intangibles	285,053	(37,872)	247,181	39,985	(11,788)	28,197
Total	$508,099	$(104,345)	$403,754	$173,838	$(92,294)	$81,544
The gross carrying amounts of intangible assets are removed when fully amortized. During fiscal year 2016, the gross carrying amounts of fully amortized intangible assets totaled $51.7 million. During the year ended March 31, 2016, the total value of intangible assets increased primarily in connection with the Company's acquisitions of Mirror Controls International ("MCi") and NEXTracker Inc. ("NEXTracker"). The MCi acquisition contributed an additional $75.5 million in customer-related intangible assets, and $161.3 million in licenses and other intangible assets, and the NEXTracker acquisition contributed an additional $47.3 million in customer-related intangible assets and $61.4 million in licenses and other intangible assets. Total intangible asset amortization expense recognized in operations during fiscal years 2016, 2015 and 2014 was $66.0 million, $32.0 million and $28.9 million, respectively. As of March 31, 2016, the weighted-average remaining useful lives of the Company's intangible assets were approximately 6.8 years and 7.5 years for customer-related intangibles, and licenses and other intangible assets, respectively. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2017	$76,921
2018	62,474
2019	55,844
2020	47,252
2021	42,961
Thereafter	118,302
Total amortization expense	$403,754
Derivative Instruments and Hedging Activities
All derivative instruments are recognized on the consolidated balance sheets at fair value. If the derivative instrument is designated as a cash flow hedge, effectiveness is tested monthly using a regression analysis of the change in the spot currency rates and the change in the present value of the spot currency rates. The spot currency rates are discounted to present value using functional currency Inter-bank Offering Rates over the maximum length of the hedge period. The effective portion of changes in the fair value of the derivative instrument (excluding time value) is recognized in shareholders' equity as a separate component of accumulated other comprehensive income (loss), and recognized in the consolidated statements of operations when the hedged item affects earnings. Ineffective and excluded portions of changes in the fair value of cash flow hedges are recognized in earnings immediately. If the derivative instrument is designated as a fair value hedge, the changes in the fair value of the derivative instrument and of the hedged item attributable to the hedged risk are recognized in earnings in the current period. Additional information is included in note 8.
Other Current Assets
Other current assets include approximately $501.1 million and $600.7 million as of March 31, 2016 and 2015, respectively for the deferred purchase price receivable from the Company's Global and North American Asset-Backed Securitization programs. See note 10 for additional information.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF ACCOUNTING POLICIES (Continued)

Also included in other current assets is the value of certain assets purchased on behalf of a customer and financed by a third party banking institution in the amounts of $83.6 million and $169.2 million as of March 31, 2016 and 2015, respectively, as further described in note 17. Additionally, other current assets as of March 31, 2016 includes an amount of $36.7 million relating to these assets that have been sold to third parties but not yet collected.
Investments
The Company has certain equity investments in, and notes receivable from, non-publicly traded companies which are included within other assets. The equity method of accounting is used when the Company has the ability to significantly influence the operating decisions of the issuer; otherwise the cost method is used. Non-majority-owned investments in corporations are accounted for using the equity method when the Company has an ownership percentage equal to or generally greater than 20% but less than 50%, and for non-majority-owned investments in partnerships when generally greater than 5%. The Company monitors these investments for impairment indicators and makes appropriate reductions in carrying values as required. Fair values of these investments, when required, are estimated using unobservable inputs, primarily comparable company multiples and discounted cash flow projections.
As of March 31, 2016 and 2015, the Company's equity investments in non-majority owned companies totaled $122.9 million and $87.0 million, respectively. The equity in the earnings or losses of the Company's equity method investments was not material to the consolidated results of operations for any period presented and is included in interest and other, net.
Other Current Liabilities
Other current liabilities include customer working capital advances of $253.7 million and $189.6 million, customer-related accruals of $479.5 million and $454.8 million, and deferred revenue of $332.3 million and $272.6 million as of March 31, 2016 and 2015, respectively. The customer working capital advances are not interest bearing, do not have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production. Other current liabilities also included the outstanding balances due to the third party banking institution related to the financed equipment discussed above of $122.0 million and $197.7 million as of March 31, 2016 and 2015, respectively, as further described in note 17.
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
Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued new guidance which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The Company has elected to early adopt this new guidance during the fourth quarter of fiscal year 2016 on a prospective basis as permitted under the new guidance, and the impact was not material.
In November 2015, the FASB issued new guidance to eliminate the requirement for companies to separate deferred income tax assets and liabilities into current and noncurrent amounts on the balance sheet. Instead, companies will be required to classify all deferred tax liabilities and assets as noncurrent. The Company elected to early adopt this new guidance during the third quarter of fiscal year 2016 on a prospective basis as permitted under the new guidance, resulting in the reclassification of $66.3 million of deferred income tax assets and $9.1 million of deferred income tax liabilities from current into noncurrent as

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF ACCOUNTING POLICIES (Continued)

of March 31, 2016. Prior periods were not retrospectively adjusted.
In September 2015, the FASB issued new guidance to simplify the accounting for adjustments made to provisional amounts recognized in a business combination. Under previous guidance, the acquirer retrospectively adjusted the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill, and would have to revise comparative information for prior periods presented in financial statements as needed. The update requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company has elected to early adopt this new guidance which is effective for the Company beginning the third quarter of fiscal year 2016, and the impact was not material.

In April 2015, the FASB issued new guidance which changes the presentation of debt issuance costs in financial statements. Under the new guidance, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset, with amortization of the costs being reported as interest expense. The Company has elected to early adopt during the fourth quarter of fiscal year 2016, and retrospectively adjusted all prior balance sheets presented. As a result of the adoption, $12.7 million of debt issuance costs associated with the Company’s bank borrowings and long-term debt as of March 31, 2015, were reclassified from other noncurrent assets, to short-term and long-term debt in the consolidated balance sheet.
Recently Issued Accounting Pronouncements
In March 2016, the FASB issued new guidance intended to reduce the cost and complexity of the accounting for share-based payments. The new guidance simplifies various aspects of the accounting for share-based payments including income tax effects, withholding requirements and forfeitures. The Company will be required to adopt the new guidance beginning with the first quarter of fiscal year 2018, with early adoption permitted. The Company is currently assessing the impact of this update and the timing of adoption.
In February 2016, the FASB issued new guidance intended to improve financial reporting on leasing transactions. The new lease guidance will require entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. The guidance will also enhance existing disclosure requirements relating to those leases. The Company will be required to adopt the new lease guidance beginning with the first quarter of fiscal year 2020, with early adoption permitted. Upon initial evaluation, the Company believes the new guidance will have a material impact on its consolidated balance sheets when adopted. The Company is currently assessing the timing of adoption.
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

In May 2014, the FASB issued new guidance which requires an entity to recognize revenue relating to contracts with customers that depicts the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. In order to meet this requirement, the entity must apply the following steps: (i) identify the contracts with the customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, disclosures required for revenue recognition will include qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from costs to obtain or fulfill a contract. In July 2015, the FASB deferred the effective date of the standard by a year, and as a result, the guidance is effective for the Company beginning in the first quarter of fiscal year 2019. The Company has assessed that the impact of the new guidance will result in a change of the Company's revenue recognition model from "point in time" upon physical delivery to an "over time" model and believes this transition will have a material impact on the Company's consolidated financial statements upon adoption.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SHARE-BASED COMPENSATION
Equity Compensation Plans
The Company's primary plan used for granting equity compensation awards is the 2010 Equity Incentive Plan (the "2010 Plan").
During fiscal year 2016, in conjunction with the acquisition of NEXTracker, the Company assumed all of the outstanding, unvested share bonus awards and outstanding, unvested options to purchase shares of common stock of NEXTracker, and converted all these shares into Flex awards. As a result, the Company offers an additional equity compensation plan as of March 31, 2016, the 2014 NEXTracker Equity Incentive Plan (the "NEXTracker Plan").
Further, during fiscal year 2016, the Company granted equity compensation awards under a third plan, the 2013 Elementum Plan (the "Elementum Plan"), which is administered by Elementum SCM (Cayman) Limited ("Elementum"), a majority owned subsidiary of the Company.
Share-Based Compensation Expense
The following table summarizes the Company's share-based compensation expense for all Equity Incentive Plans:

	Fiscal Year Ended March 31,
	2016	2015	2014
	(In thousands)
Cost of sales	$8,986	$7,503	$6,540
Selling, general and administrative expenses	68,594	42,767	33,899
Total share-based compensation expense	$77,580	$50,270	$40,439
As required by the authoritative guidance for stock-based compensation, management made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as an analysis of actual forfeitures.
Cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee exercises of share options over the share-based compensation cost recognized for those options) are classified as financing cash flows. During fiscal years 2016, 2015 and 2014, the Company did not recognize any excess tax benefits as a financing cash inflow.
The 2010 Equity Incentive Plan
As of March 31, 2016, the Company had approximately 27.1 million shares available for grant under the 2010 Plan. Options issued to employees under the 2010 Plan generally vest over four years and expire seven years from the date of grant. Options granted to non-employee directors expire five years from the date of grant.
The exercise price of options granted to employees is determined by the Company's Board of Directors or the Compensation Committee and may not be less than the closing price of the Company's ordinary shares on the date of grant.
As of March 31, 2016, the total unrecognized compensation cost, net of estimated forfeitures, related to unvested share options granted to employees under the 2010 Plan was not significant and will be amortized on a straight-line basis over a weighted-average period of approximately 2.3 years, adjusted for estimated forfeitures.
The Company also grants share bonus awards under its equity compensation plan. Share bonus awards are rights to acquire a specified number of ordinary shares for no cash consideration in exchange for continued service with the Company. Share bonus awards generally vest in installments over a three to five-year period and unvested share bonus awards are forfeited upon termination of employment.
Vesting for certain share bonus awards is contingent upon both service and market conditions. Further, vesting for certain share bonus awards granted to certain executive officers is contingent upon meeting certain free cash flow targets.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. SHARE-BASED COMPENSATION (Continued)

As of March 31, 2016, the total unrecognized compensation cost related to unvested share bonus awards granted to employees was approximately $97.9 million, net of estimated forfeitures, under the 2010 Plan. These costs will be amortized generally on a straight-line basis over a weighted-average period of approximately 2.5 years, adjusted for estimated forfeitures. Approximately $13.7 million of the unrecognized compensation cost related to the 2010 Plan, net of estimated forfeitures, is related to share bonus awards granted to certain key employees whereby vesting is contingent on meeting a certain market condition.
Determining Fair Value - Options and share bonus awards
Valuation and Amortization Method—The Company estimates the fair value of share options granted under the 2010 Plan using the Black-Scholes valuation method and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair market value of share bonus awards granted, other than those awards with a market condition, is the closing price of the Company's ordinary shares on the date of grant and is generally recognized as compensation expense on a straight-line basis over the respective vesting period.
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
Expected Volatility—The Company's expected volatility used in the Black-Scholes valuation method is derived from a combination of implied volatility related to publicly traded options to purchase Flex ordinary shares and historical variability in the Company's periodic share price.
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
There were no options granted under the 2010 Plan during fiscal years 2016 and 2014. The fair value of the Company's share options granted to employees for fiscal year 2015 was estimated using the following weighted-average assumptions:

Fiscal Year Ended March 31,
2015
Expected term	6.3 years
Expected volatility	46.9%
Expected dividends	0.0%
Risk-free interest rate	2.3%
Weighted-average fair value	$4.85
Options granted during fiscal year 2015 had contractual lives of seven years.
Determining Fair Value - Share bonus awards with service and market conditions
Valuation and Amortization Method—The Company estimates the fair value of share bonus awards granted under the 2010 Plan whereby vesting is contingent on meeting certain market conditions using Monte Carlo simulation. This fair value is then amortized on a straight-line basis over the vesting period, which is the service period.
Expected volatility of Flex—Volatility used in a Monte Carlo simulation is derived from the historical volatility of Flex's stock price over a period equal to the service period of the share bonus awards granted. The service period is three years for those share bonus awards granted in fiscal years 2016, 2015 and 2014.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. SHARE-BASED COMPENSATION (Continued)

Average peer volatility—Volatility used in a Monte Carlo simulation is derived from the historical volatilities of both the S&P 500 index and components of an extended Electronics Manufacturing Services ("EMS") group, comprised of global competitors of the Company within the same industry, for the share bonus awards granted in fiscal years 2016, 2015 and 2014.
Average Peer Correlation—Correlation coefficients were used to model the movement of Flex's stock price relative to both the S&P 500 index and peers in the extended EMS group for the share bonus awards granted in fiscal years 2016, 2015 and 2014.
Expected Dividend and Risk-Free Interest Rate assumptions—Same methodology as discussed above.
The fair value of the Company's share-bonus awards under the 2010 Plan, whereby vesting is contingent on meeting certain market conditions, for fiscal years 2016, 2015 and 2014 was estimated using the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2016	2015	2014
Expected volatility	26.0%	29.4%	35.9%
Average peer volatility	23.0%	25.9%	35.7%
Average peer correlation	0.6	0.6	0.4
Expected dividends	0.0%	0.0%	0.0%
Risk-free interest rate	1.2%	0.9%	0.4%

Share-Based Awards Activity
The following is a summary of option activity for the Company's 2010 Plan ("Price" reflects the weighted-average exercise price):

	Fiscal Year Ended March 31,
	2016		2015		2014
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of fiscal year	15,992,894	$7.81	23,612,872	$8.57	34,405,564	$8.29
Granted	—	—	15,000	11.11	—	—
Exercised	(10,006,774)	6.10	(3,600,900)	6.53	(6,572,383)	4.28
Forfeited	(3,616,484)	12.23	(4,034,078)	13.17	(4,220,309)	12.93
Outstanding, end of fiscal year	2,369,636	$8.31	15,992,894	$7.81	23,612,872	$8.57
Options exercisable, end of fiscal year	2,359,527	$8.30	15,959,173	$7.81	23,373,101	$8.58
The aggregate intrinsic value of options exercised under the Company's 2010 Plan (calculated as the difference between the exercise price of the underlying award and the price of the Company's ordinary shares determined as of the time of option exercise for options exercised in-the-money) was $55.3 million, $16.3 million and $24.7 million during fiscal years 2016, 2015 and 2014, respectively.
Cash received from option exercises under the 2010 Plan was $61.1 million, $23.5 million and $28.1 million for fiscal years 2016, 2015 and 2014, respectively.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. SHARE-BASED COMPENSATION (Continued)

The following table presents the composition of options outstanding and exercisable under the 2010 Plan as of March 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
$1.94 - $5.75	1,148,421	0.40	$5.55	1,148,421	0.40	$5.55
$5.87 - $7.07	40,002	1.55	6.55	37,521	1.41	6.54
$7.08 - $10.59	323,646	1.76	8.25	323,646	1.76	8.25
$10.67 - $11.41	549,067	0.34	11.23	541,439	0.27	11.23
$11.53 - $13.98	273,500	0.50	13.37	273,500	0.50	13.37
$14.34 - $23.02	35,000	0.42	15.95	35,000	0.42	15.95
$1.94 - $23.02	2,369,636	0.60	$8.31	2,359,527	0.59	$8.30
Options vested and expected to vest	2,368,361	0.60	$8.31
As of March 31, 2016 the aggregate intrinsic value for options outstanding, options vested and expected to vest (which includes adjustments for expected forfeitures), and options exercisable under the Company's 2010 Plan, were $9.4 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's ordinary shares as of March 31, 2016 for the approximately 2.1 million options that were in-the-money at March 31, 2016.
The following table summarizes the Company's share bonus award activity under the 2010 Plan ("Price" reflects the weighted-average grant-date fair value):

	Fiscal Year Ended March 31,
	2016		2015		2014
	Shares	Price	Shares	Price	Shares	Price
Unvested share bonus awards outstanding, beginning of fiscal year	18,993,252	$9.01	21,848,120	$7.32	21,807,069	$6.80
Granted	7,619,722	12.23	6,963,125	11.75	8,978,941	8.07
Vested	(8,529,378)	7.93	(7,246,056)	6.97	(5,481,153)	6.66
Forfeited	(1,083,520)	9.67	(2,571,937)	7.70	(3,456,737)	7.07
Unvested share bonus awards outstanding, end of fiscal year	17,000,076	$10.77	18,993,252	$9.01	21,848,120	$7.32

Of the 7.6 million unvested share bonus awards granted under the 2010 Plan in fiscal year 2016, approximately 0.2 million have an average grant date price of $12.10 per share and represents the target amount of grants made to certain executive officers whereby vesting is contingent on meeting certain free cash flow targets. These awards ultimately vest over a range from zero up to a maximum of 0.4 million of the target payment based on a measurement of cumulative three-year increase of free cash flow from operations of the Company, and will cliff vest after a period of three-years.
Another 0.2 million of unvested share bonus awards granted in fiscal year 2016 have an average grant date price of $12.06 per share and represents the target amount of grants made to certain employees whereby vesting is contingent on meeting certain operating profit targets. These awards ultimately vest over a range from zero up to a maximum of 0.4 million of the target payments based on the operating profit achievements of a certain business unit of the Company over a four-year

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. SHARE-BASED COMPENSATION (Continued)

period. The vesting will begin on March 31, 2016 and occur every year over a period of four years contingent on meeting the agreed targets.
Further, 0.7 million of unvested share bonus awards granted in fiscal year 2016 represents the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions. The average grant date fair value of these awards was estimated to be $14.96 per award and was calculated using a Monte Carlo simulation. Vesting information of these shares are further detailed in the table below.
Of the 17.0 million unvested share bonus awards outstanding under the 2010 Plan as of the fiscal year ended 2016, approximately 3.2 million of unvested share bonus awards under the 2010 Plan represents the target amount of grants made to certain key employees whereby vesting is contingent on meeting certain market conditions summarized as follows:

	Targeted number of awards as of March 31, 2016 (in shares)			Range of shares that may be issued
		Average grant date fair value (per share)
						Assessment dates
Year of grant			Market condition	Minimum	Maximum
Fiscal 2016	726,995	$14.96	Vesting ranges from zero to 200% based on measurement of Flextronics' total shareholder return against both the Standard and Poor's ("S&P") 500 Composite Index and an Extended Electronics Manufacturing Services ("EMS") Group Index.	—	1,453,990	May 2018
Fiscal 2015	706,747	$14.77	Vesting ranges from zero to 200% based on measurement of Flextronics' total shareholder return against both the S&P 500 Composite Index and an EMS Group Index.	—	1,413,494	May 2017
Fiscal 2014	1,810,000	$9.36	Vesting ranges from zero to 200% based on measurement of Flextronics' total shareholder return against both the S&P 500 Composite Index and an EMS Group Index.	—	3,620,000	May 2016
Totals	3,243,742				6,487,484

In accordance with the accounting guidance, the Company will continue to recognize share-based compensation expense for these awards with market conditions regardless of whether such awards will ultimately vest. During fiscal year 2016, 2.2 million shares vested in connection with the remaining number of share bonus awards with market conditions granted in fiscal year 2013, and 0.5 million shares vested in connection with half of the share bonus awards with market conditions granted in fiscal year 2012.
The total intrinsic value of share bonus awards vested under the Company's 2010 Plan was $103.2 million, $79.0 million and $42.4 million during fiscal years 2016, 2015 and 2014, respectively, based on the closing price of the Company's ordinary shares on the date vested.
The 2014 NEXTracker Equity Incentive Plan
All shares granted during fiscal year 2016 under the NEXTracker plan are the result of the Company's conversion of all outstanding, unvested shares of NEXTracker into unvested shares of the Company, as part of the acquisition. No additional grants will be made out of this plan in the future and therefore there are no shares available for grant under the NEXTracker Plan as of March 31, 2016. Options issued to employees under the NEXTracker Plan generally have a vesting period of two to four years from vesting commencement date and expire ten years from the date of grant.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. SHARE-BASED COMPENSATION (Continued)

The exercise price of options granted to employees was determined by the Company based on a conversion rate agreed upon in the purchase agreement of NEXTracker.
As of March 31, 2016, the total unrecognized compensation cost, net of estimated forfeitures, related to unvested share options granted to employees under the NEXTracker Plan was $18.2 million and will be amortized on a straight-line basis over a weighted-average period of approximately 2.8 years, adjusted for estimated forfeitures.
The Company also granted share bonus awards under the NEXTracker Plan. These share bonus awards vest in installments over a three to five-year period from vesting commencement date, and unvested share bonus awards are forfeited upon termination of employment. Vesting for certain of these share bonus awards is contingent on meeting certain performance targets over a three-year period commencing October 1, 2015.
As of March 31, 2016, the total unrecognized compensation cost related to unvested share bonus awards granted to employees was approximately $19.1 million under the NEXTracker Plan. These costs will be amortized generally on a straight-line basis over a weighted-average period of approximately 2.4 years, adjusted for estimated forfeitures.
Determining Fair Value
The fair value of the Company's share options granted to employees under the NEXTracker Plan for fiscal year 2016 was estimated using the following weighted-average assumptions:

Fiscal Year Ended March 31, 2016
Expected term	2.9 years
Expected volatility	28.8%
Expected dividends	0.0%
Risk-free interest rate	0.9%
Weighted-average fair value	$7.76

Share-Based Awards Activity
The following is a summary of option activity for the NEXTracker Plan ("Price" reflects the weighted-average exercise price):

	Fiscal Year Ended March 31,
	2016
	Options	Price
Outstanding, beginning of fiscal year	—	$—
Granted	3,205,806	3.28
Exercised	(237,380)	0.99
Forfeited	(226,572)	3.75
Outstanding, end of fiscal year	2,741,854	$3.44
Options exercisable, end of fiscal year	223,869	$4.95

Of the 3.2 million unvested share-based awards granted under the NEXTracker Plan in fiscal year 2016, approximately 0.5 million of unvested share-based awards have an average grant date price of $7.76 per share and represents the number of grants made to certain NEXTracker employees whereby the right to exercise is contingent on meeting certain performance targets over a three-year period commencing October 1, 2015.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. SHARE-BASED COMPENSATION (Continued)

The aggregate intrinsic value of options exercised under the NEXTracker plan (calculated as the difference between the exercise price of the underlying award and the price of the Company's ordinary shares determined as of the time of option exercise for options exercised in-the-money) was $2.32 million as of March 31, 2016.
Cash received from option exercises under the NEXTracker Plan was $0.2 million for fiscal year 2016.
The following table presents the composition of options outstanding and exercisable under the NEXTracker Plan as of March 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
$0.08 - $5.24	2,088,258	9.49	$1.19	129,376	9.49	$0.79
$5.25 - $10.65	653,596	9.49	10.65	94,493	9.49	10.65
$0.08 - $10.65	2,741,854	9.49	$3.44	223,869	9.49	$4.95
Options vested and expected to vest	2,741,854	9.49	$3.44

As of March 31, 2016 the aggregate intrinsic value, for options outstanding, options vested and expected to vest (which includes adjustments for expected forfeitures), and options exercisable under the Company's NEXTracker Plan, were $23.6 million, $23.6 million, and $1.59 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's ordinary shares as of March 31, 2016 for the approximately 2.7 million options under the NEXTracker Plan that were in-the-money at March 31, 2016.
The following table summarizes the Company's share bonus award activity under the NEXTracker Plan ("Price" reflects the weighted-average grant-date fair value):

	Fiscal Year Ended March 31,
	2016
	Shares	Price
Unvested share bonus awards outstanding, beginning of fiscal year	—	$—
Granted	2,393,195	10.27
Vested	(31,925)	10.27
Forfeited	(52,174)	10.27
Unvested share bonus awards outstanding, end of fiscal year	2,309,096	$10.27

Of the 2.4 million unvested share bonus awards granted under the NEXTracker Plan as of the fiscal year ended 2016, approximately 0.9 million of unvested shares bonus awards represents the target amount of grants made to certain NEXTracker employees whereby vesting is contingent on meeting certain performance targets over a three-year period commencing October 1, 2015.
The total intrinsic value of share bonus awards vested under the Company's NEXTracker Plan was $0.35 million during fiscal year 2016, based on the closing price of the Company's ordinary shares on the date vested.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. SHARE-BASED COMPENSATION (Continued)

The 2013 Equity Incentive Plan of Elementum SCM (Cayman) Ltd.
As of March 31, 2016 Elementum had approximately 5.4 million shares available for future grants under the 2013 Elementum Plan. Options to purchase shares in Elementum issued to employees under the Elementum Plan have a vesting period of two to four years and expire ten years from the grant date. As of March 31, 2016 there were 26.2 million of options outstanding at a weighted average exercise price of $0.35 per option. Cash received from option exercises under the Elementum Plan was $0.5 million for fiscal year 2016. Total unrecognized compensation expenses relating to stock options granted to certain employees under the Elementum Plan as of March 31, 2016 is $5.2 million, and will be recognized over a weighted average period of 2.7 years.
4. EARNINGS PER SHARE
Basic earnings per share excludes dilution and are computed by dividing net income by the weighted-average number of ordinary shares outstanding during the applicable periods.
Diluted earnings per share reflects the potential dilution from stock options and share bonus awards. The potential dilution from stock options exercisable into ordinary share equivalents and share bonus awards was computed using the treasury stock method based on the average fair market value of the Company's ordinary shares for the period.
The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted income per share:

	Fiscal Year Ended March 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Basic earnings per share:
Net income	$444,081	$600,801	$365,594
Shares used in computation:
Weighted-average ordinary shares outstanding	557,667	579,981	610,497
Basic earnings per share	$0.80	$1.04	$0.60

Diluted earnings per share:
Net income	$444,081	$600,801	$365,594
Shares used in computation:
Weighted-average ordinary shares outstanding	557,667	579,981	610,497
Weighted-average ordinary share equivalents from stock options and awards (1)	7,202	11,575	12,982
Weighted-average ordinary shares and ordinary share equivalents outstanding	564,869	591,556	623,479
Diluted earnings per share	$0.79	$1.02	$0.59

_________________________________________________________________________

(1)
Options to purchase ordinary shares of 2.0 million, 6.2 million and 17.1 million during fiscal years 2016, 2015 and 2014, respectively, and share bonus awards of less than 0.1 million during fiscal year 2015, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted average ordinary shares equivalents. There were no anti-dilutive share bonus awards in fiscal year 2016 and 2014.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. NONCONTROLLING INTERESTS
During fiscal year 2014, a previously wholly-owned subsidiary of the Company received $38.6 million in exchange for issuing a noncontrolling equity interest to certain third party investors for an ownership interest of less than 20% of the outstanding shares in the subsidiary. The Company continues to own a majority of the subsidiary's outstanding equity and also controls the subsidiary's board of directors. Accordingly, the consolidated financial statements include the financial position and results of operations of this subsidiary as of March 31, 2016 and for the year then ended.
The Company has recognized the carrying value of the noncontrolling interest as a component of total shareholders' equity. The operating results of the subsidiary attributable to the noncontrolling interest were losses of $6.7 million, $4.3 million, and $0.4 million for fiscal years 2016, 2015 and 2014, respectively, which were classified as a component of interest and other, net, in the Company's consolidated statements of operations.
6. SUPPLEMENTAL CASH FLOW DISCLOSURES
The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Fiscal Year Ended March 31,
	2016	2015	2014
	(In thousands)
Net cash paid for:
Interest	$114,578	$87,179	$86,406
Income taxes	$105,453	$70,621	$87,561
Non-cash investing activity:
Unpaid purchases of property and equipment	$93,310	$115,757	$42,902

7. BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt are as follows:

	As of March 31,
	2016	2015
	(In thousands)
Term Loan, including current portion, due in installments through August 2018	$577,500	$592,500
Term Loan, including current portion, due in installments through March 2019	547,500	475,000
4.625% Notes due February 2020	500,000	500,000
5.000% Notes due February 2023	500,000	500,000
4.750% Notes due June 2025	595,589	—
Other	71,317	16,233
Debt issuance costs	(17,351)	(12,733)
	2,774,555	2,071,000
Current portion, net of debt issuance costs	(65,166)	(45,030)
Non-current portion	$2,709,389	$2,025,970

The weighted-average interest rates for the Company's long-term debt were 3.5% and 3.2% as of March 31, 2016 and 2015, respectively.
Repayments of the Company's long-term debt are as follows:

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. BANK BORROWINGS AND LONG-TERM DEBT (Continued)

Fiscal Year Ending March 31,	Amount
(In thousands)
2017	$65,166
2018	63,522
2019	1,005,095
2020	498,287
2021	49,153
Thereafter	1,110,683
Total	$2,791,906
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
This term loan is unsecured, and contains customary restrictions on the Company's and its subsidiaries' ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of exceptions and limitations. This term loan agreement also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio, as defined therein, during its term. As of March 31, 2016, the Company was in compliance with the covenants under this term loan agreement.
Term Loan Agreement due March 2019 and Revolving Line of Credit
On September 30, 2015, the Company amended its former $2.0 billion credit facility ("Credit Facility") to increase the $500.0 million term loan maturing in March 2019 by $100.0 million. Quarterly repayments of principal under this term loan were amended to $7.5 million through March 31, 2016, and will be increased to $11.3 million thereafter with the remainder due upon maturity. As of March 31, 2016 the amended Credit Facility consists of a $1.5 billion revolving credit facility and a $600.0 million term loan, which is due to expire in March 2019.
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
This Credit Facility is unsecured, and contains customary restrictions on the Company's and its subsidiaries' ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of exceptions and limitations. This Credit Facility also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio, as defined therein, during its term. As of March 31, 2016, the Company was in compliance with the covenants under this loan agreement.
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
The indenture governing the Notes contains covenants that, among other things, restrict the ability of the Company and certain of the Company's subsidiaries to create liens; enter into sale-leaseback transactions; create, incur, issue, assume or guarantee any funded debt; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's assets to, another person. These covenants are subject to a number of significant limitations and exceptions set forth in the indenture. The indenture also provides for customary events of default, including, but not limited to, cross defaults to certain specified other debt of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Notes will become due and payable immediately without further action or notice. If any other event of default under the indenture occurs or is continuing, the applicable trustee or holders of at least 25% in aggregate principal amount of the then outstanding Notes may declare all of the Notes to be due and payable immediately. As of March 31, 2016, the Company was in compliance with the covenants in the indenture governing the Notes.
Notes due June 2025
On June 8, 2015, the Company issued $600 million of 4.750% Notes ("Notes") due June 15, 2025 in a private offering pursuant to Rule 144A and Regulation S under the Securities Act, at 99.213% of face value, and an effective yield of approximately 4.850%. The Company received net proceeds of approximately $595.3 million from the issuance which was used for general corporate purposes. During January 2016, the Company exchanged these notes for new notes with substantially similar terms and completed the registration of these notes with the Securities and Exchange Commission.
The Company incurred approximately $7.9 million of costs in conjunction with the issuance of the Notes. The issuance costs were capitalized and presented on the balance sheet as a direct deduction from the carrying amount of the Notes.
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
The indenture governing the Notes contains covenants that, among other things, restrict the ability of the Company and certain of the Company's subsidiaries to create liens; enter into sale-leaseback transactions; create, incur, issue, assume or guarantee any funded debt; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's assets to, another person, or permit any other person to consolidate, merge, combine or amalgamate with or into the Company. These covenants are subject to a number of significant limitations and exceptions set forth in the indenture. The indenture also

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. BANK BORROWINGS AND LONG-TERM DEBT (Continued)

provides for customary events of default, including, but not limited to, cross defaults to certain specified other debt of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Notes will become due and payable immediately without further action or notice. If any other event of default under the agreement occurs or is continuing, the applicable trustee or holders of at least 25% in aggregate principal amount of the then outstanding Notes may declare all of the Notes to be due and payable immediately, but upon certain conditions such declaration and its consequences may be rescinded and annulled by the holders of a majority in principal amount of the Notes. As of March 31, 2016, the Company was in compliance with the covenants in the indenture governing the Notes.
Other Credit Lines
On October 1, 2015, the Company borrowed €50 million (approximately $56.6 million as of March 31, 2016), under a 5-year, term-loan agreement due September 30, 2020. Borrowings under this term loan bear interest at EURIBOR plus the applicable margin ranging between 0.80% and 2.00%, based on the Company’s credit ratings. The loan is repayable beginning December 30, 2016 in quarterly payments of €312,500 through June 30, 2020 with the remainder due upon maturity. This loan is included in the "Other" category in the table above.

This term loan is unsecured, and is guaranteed by the Company. This term loan agreement contains customary restrictions on the Company's and its subsidiaries' ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of exceptions and limitations. This term loan agreement also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio, as defined therein, during its term. As of March 31, 2016, the Company was in compliance with the covenants under this term loan agreement.
As of March 31, 2016, the Company and certain of its subsidiaries had various uncommitted revolving credit facilities, lines of credit and other credit facilities in the amount of $166.0 million in the aggregate. There were no borrowings outstanding under these facilities as of March 31, 2016 and 2015. These unsecured credit facilities, and lines of credit and other credit facilities bear annual interest at the respective country's inter-bank offering rate, plus an applicable margin, and generally have maturities that expire on various dates in future fiscal years.
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

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. FINANCIAL INSTRUMENTS (Continued)

As of March 31, 2016, the aggregate notional amount of the Company's outstanding foreign currency forward and swap contracts was $4.3 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	1,076,000	—	$165,373	$—
EUR	15,030	75,135	16,977	85,374
HUF	14,759,000	—	53,090	—
ILS	122,000	—	32,072	—
MXN	1,503,000	—	86,823	—
MYR	180,000	18,200	45,023	4,552
PLN	56,400	—	15,004	—
Other	N/A	N/A	40,621	—
			454,983	89,926
Other Forward/Swap Contracts
BRL	—	440,000	—	120,892
CHF	8,420	24,760	8,716	25,629
CNY	885,136	—	135,739	—
DKK	203,100	157,200	30,777	23,821
EUR	959,000	1,213,691	1,080,754	1,364,808
GBP	34,693	58,825	49,810	84,354
HUF	20,063,000	17,734,000	72,169	63,791
ILS	79,900	69,520	21,004	18,276
INR	2,843,900	20,170	42,708	300
MXN	1,885,860	746,330	108,940	43,113
MYR	391,491	79,400	97,922	19,860
PLN	137,548	84,861	36,593	22,576
RON	78,424	66,870	19,836	16,913
SEK	473,954	821,132	57,697	99,637
Other	N/A	N/A	54,157	31,296
			1,816,822	1,935,266
Total Notional Contract Value in USD			$2,271,805	$2,025,192

As of March 31, 2016 and 2015, the fair value of the Company's short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company's exposure to monetary assets and liabilities denominated in non-functional currencies and are not accounted for as hedges under the accounting standards. Accordingly, changes in fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the consolidated statements of operations. As of March 31, 2016 and 2015, the Company also has included net deferred gains and losses, in accumulated other comprehensive loss, a component of shareholders' equity in the consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. These deferred gains totaled $2.7 million as of March 31, 2016, and are expected to be recognized primarily as a component of cost of sales in the consolidated statement of operations over the next twelve-month period. The gains and losses recognized in earnings due to

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. FINANCIAL INSTRUMENTS (Continued)

hedge ineffectiveness were not material for all fiscal years presented and are included as a component of interest and other, net in the consolidated statements of operations.
The following table presents the fair value of the Company's derivative instruments utilized for foreign currency risk management purposes at March 31, 2016 and 2015:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2016	March 31, 2015	Balance Sheet Location	March 31, 2016	March 31, 2015
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$5,510	$2,896	Other current liabilities	$2,446	$19,729
Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$17,138	$22,933	Other current liabilities	$18,645	$11,328

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
9. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, during fiscal years ended March 31, 2016, 2015 and 2014 are as follows:

	Fiscal Year Ended March 31, 2016
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(68,266)	$(112,239)	$(180,505)
Other comprehensive loss before reclassifications	(2,199)	(3,145)	(5,344)
Net losses reclassified from accumulated other comprehensive loss	28,943	20,991	49,934
Net current-period other comprehensive gain	26,744	17,846	44,590
Ending balance	$(41,522)	$(94,393)	$(135,915)

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

Net losses reclassified from accumulated other comprehensive loss during the fiscal year 2016 relating to derivative instruments and other includes $26.9 million attributable to the Company's cash flow hedge instruments which were recognized as a component of cost of sales in the consolidated statement of operations.
During fiscal year 2016, the Company recognized a loss of $26.8 million in connection with the disposition of a non-strategic Western European manufacturing facility, which included a $25.3 million cumulative foreign currency translation loss. This loss was offset by the release of certain cumulative foreign currency translation gains of $4.2 million, which has been reclassified from accumulated other comprehensive loss during the period and is included in other charges (income), net in consolidated statement of operations.
During fiscal year 2015, the Company recognized a loss of $11.0 million in connection with the disposition of a manufacturing facility in Western Europe. This loss includes the settlement of unrealized losses of $4.2 million on an insignificant defined benefit plan associated with the disposed facility offset by the release of cumulative foreign currency translation gains of $9.3 million, both of which have been reclassified from accumulated other comprehensive loss during the period. The loss on sale is included in other charges (income), net in the consolidated statement of operations.
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
The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.1% to 0.5% of serviced receivables per annum. Servicing fees recognized during the fiscal years ended March 31, 2016, 2015 and 2014 were not material and are included in interest and other, net within the consolidated statements of operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized.
As of March 31, 2016 and 2015, the accounts receivable balances that were sold under the ABS Programs were removed from the consolidated balance sheets and the net cash proceeds received by the Company during fiscal years ended March 31, 2016, 2015 and 2014 were included as cash provided by operating activities in the consolidated statements of cash flows.
As of March 31, 2016, approximately $1.4 billion of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds of $880.8 million and deferred purchase price receivables of $501.1 million. As of March 31, 2015, approximately $1.3 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $740.7 million and deferred purchase price receivables of $600.7 million. The portion of the purchase price for the receivables which is not paid by the unaffiliated financial institutions in cash is a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in other current assets as of March 31, 2016 and 2015, and were carried at the expected recovery amount of the related receivables. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a loss on sale of the related receivables and recorded in interest and other, net in the consolidated statements of operations; such amounts were $9.2 million for the fiscal year ended March 31, 2016, and $7.1 million for both fiscal years ended March 31, 2015 and 2014.
For the fiscal years ended March 31, 2016, 2015 and 2014, cash flows from sales of receivables under the ABS Programs consisted of approximately $5.2 billion, $4.3 billion and $4.2 billion, respectively, for transfers of receivables (of which approximately $0.4 billion, $0.3 billion and $0.4 billion, respectively, represented new transfers and the remainder proceeds from collections reinvested in revolving period transfers).
The following table summarizes the activity in the deferred purchase price receivables account during the fiscal years ended March 31, 2016 and 2015:

	As of March 31,
	2016	2015
	(In thousands)
Beginning balance	$600,672	$470,908
Transfers of receivables	3,475,400	3,599,768
Collections	(3,574,975)	(3,470,004)
Ending balance	$501,097	$600,672

Trade Accounts Receivable Sale Programs
The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected was approximately $339.4 million and $485.6 million as of March 31, 2016 and 2015, respectively. For the years ended March 31, 2016, 2015 and 2014, total accounts receivables sold to certain third party banking

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10. TRADE RECEIVABLES SECURITIZATION (Continued)

institutions was approximately $2.3 billion, $4.2 billion and $3.4 billion, respectively. The receivables that were sold were removed from the consolidated balance sheets and were reflected as cash provided by operating activities in the consolidated statements of cash flows.
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
The Company has accrued for contingent consideration in connection with its business acquisitions as applicable, which is measured at fair value based on certain internal models and unobservable inputs.
The Company accrued $84.3 million of contingent consideration, of which $81.0 million related to the acquisition of NEXTracker on the date of acquisition. Additionally, an incremental fair value adjustment of $3.7 million also related to NEXTracker, was recorded in the consolidated statement of operations during fiscal year 2016. The Company reduced the accrual by $19.0 million for a contractual release from the obligation executed subsequent to the acquisition. The fair value of the liability was estimated using a simulation-based measurement technique with significant inputs that are not observable in the market and thus represents a level 3 fair value measurement. The significant inputs in the fair value measurement not supported by market activity included the Company's probability assessments of expected future revenue during the earn-out period and associated volatility, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the Merger Agreement. Significant decreases in expected revenue during the earn-out period, or significant increases in the discount rate or volatility in isolation would result in lower fair value estimates. The interrelationship between these inputs is not considered significant.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES (Continued)

During fiscal year 2015, the Company paid $11.3 million of contingent consideration related to the acquisition of Saturn Electronics and Engineering Inc. The following table summarizes the activities related to contingent consideration:

	As of March 31,
	2016	2015
	(In thousands)
Beginning balance	$4,500	$11,300
Additions to accrual	84,261	4,500
Payments and settlements	(19,008)	(11,300)
Fair value adjustments	3,670	—
Ending balance	$73,423	$4,500

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
There were no transfers between levels in the fair value hierarchy during fiscal years 2016 and 2015.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and 2015:

	Fair Value Measurements as of March 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (Note 2)	$—	$1,074,132	$—	$1,074,132
Deferred purchase price receivable (Note 10)	—	—	501,097	501,097
Foreign exchange forward contracts (Note 8)	—	22,648	—	22,648
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	9,228	40,556	—	49,784
Liabilities:
Foreign exchange forward contracts (Note 8)	$—	$(21,091)	$—	$(21,091)
Contingent consideration in connection with acquisitions	—	—	(73,423)	(73,423)

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES (Continued)

	Fair Value Measurements as of March 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (Note 2)	$—	$674,859	$—	$674,859
Deferred purchase price receivable (Note 10)	—	—	600,672	600,672
Foreign exchange forward contracts (Note 8)	—	25,829	—	25,829
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	9,068	37,041	—	46,109
Liabilities:
Foreign exchange forward contracts (Note 8)	$—	$(31,057)	$—	$(31,057)
Contingent consideration in connection with acquisitions	—	—	(4,500)	(4,500)

Assets Measured at Fair Value on a Nonrecurring Basis
The Company has certain long-lived assets that are measured at fair value on a nonrecurring basis, and are as follows:

	Fair Value Measurements as of March 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Assets held for sale	$—	$5,576	$—	$5,576
Assets held for sale
Assets held for sale are recorded at the lesser of the carrying value or fair value, which is based on comparable sales from prevailing market data (level 2 inputs). During fiscal year 2016, the Company transferred $5.6 million of assets to assets held for sale, relating to a building and land which has been identified to be sold.
Disposals of assets held for sale totaled $0.3 million and $41.5 million during fiscal year 2016 and 2015, respectively, which resulted in an immaterial loss in fiscal year 2016, and a gain of $12.1 million in fiscal year 2015 that was included as a component of cost of sales in the consolidated statement of operations. No impairment charges were recorded for assets held for sale during fiscal years 2016 and 2015. Assets held for sale as of the fiscal years 2016 and 2015 were not significant.
There were no material fair value adjustments or other transfers between levels in the fair value hierarchy for these long-lived assets during the fiscal years 2016 and 2015.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES (Continued)

Other financial instruments
The following table presents the Company's liabilities not carried at fair value as at March 31, 2016 and 2015:

	As of March 31, 2016		As of March 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)		(In thousands)
Term Loan, including current portion, due in installments through August 2018	$577,500	$573,533	$592,500	$582,131	Level 1
Term Loan, including current portion, due in installments through March 2019	547,500	542,709	475,000	465,500	Level 1
4.625% Notes due February 2020	500,000	524,735	500,000	523,750	Level 1
5.000% Notes due February 2023	500,000	507,500	500,000	543,150	Level 1
4.750% Notes due June 2025	595,589	604,926	—	—	Level 1
Total	$2,720,589	$2,753,403	$2,067,500	$2,114,531

The term loans and Notes due February 2020, February 2023 and June 2025 are valued based on broker trading prices in active markets.
The Company values its €50 million (approximately $56.6 million as of March 31, 2016), 5-year, unsecured, term-loan due September 30, 2020 based on the current market rate, and as of March 31, 2016, the carrying amount approximates fair value.
12. COMMITMENTS AND CONTINGENCIES
Commitments
Capital lease obligations of $25.0 million and $5.3 million, consisting of short-term obligations of $6.6 million and $2.8 million and long term obligations of $18.4 million and $2.5 million are included in current and non-current liabilities on the Company's balance sheets as of March 31, 2016 and 2015, respectively.
As of March 31, 2016 and 2015, the gross carrying amount and associated accumulated depreciation of the Company's property and equipment financed under capital leases, and the related obligations was not material. The Company also leases certain of its facilities and equipment under non-cancelable operating leases. These operating leases expire in various years through 2035 and require the following minimum lease payments:

Fiscal Year Ending March 31,	Operating Lease
(In thousands)
2017	$125,021
2018	106,287
2019	84,916
2020	69,194
2021	47,780
Thereafter	146,003
Total minimum lease payments	$579,201

Total rent expense amounted to $124.2 million, $133.1 million and $150.1 million in fiscal years 2016, 2015 and 2014, respectively.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. COMMITMENTS AND CONTINGENCIES (Continued)

Litigation and other legal matters
During the fourth quarter of fiscal 2014, one of the Company's Brazilian subsidiaries received an assessment for certain sales and import taxes. The tax assessment notice is for nine months of calendar year 2010 for an alleged amount of 50 million Brazilian reals (approximately $13.8 million based on the exchange rate as of March 31, 2016) plus interest. This assessment is in the second stage of the review process at the administrative level, and the Company plans to continue to vigorously oppose it as well as any future assessments. The Company is, however, unable to determine the likelihood of an unfavorable outcome of these assessments against our Brazilian subsidiary. While we believe there is no legal basis for the alleged liabilities, due to the complexities and uncertainty surrounding the administrative-review and judicial processes in Brazil and the nature of the claims, it is unable to reasonably estimate a range of loss for this assessment or any future assessments that are reasonably possible. The Company does not expect final judicial determination on these claims for several years.
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
In addition, from time to time, the Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Although the outcome of these matters is currently not determinable, management expects that any losses that are probable or reasonably possible of being incurred as a result of these matters, which are in excess of amounts already accrued in the Company's consolidated balance sheets, would not be material to the financial statements as a whole.
13. INCOME TAXES
The domestic (Singapore) and foreign components of income before income taxes were comprised of the following:

	Fiscal Year Ended March 31,
	2016	2015	2014
	(In thousands)
Domestic	$199,283	$67,482	$314,639
Foreign	255,392	603,173	85,815
Total	$454,675	$670,655	$400,454

The provision for income taxes consisted of the following:

	Fiscal Year Ended March 31,
	2016	2015	2014
	(In thousands)
Current:
Domestic	$56	$87	$(681)
Foreign	74,706	129,863	73,992
	74,762	129,950	73,311
Deferred:
Domestic	3,779	(4,734)	9
Foreign	(67,947)	(55,362)	(38,460)
	(64,168)	(60,096)	(38,451)
Provision for income taxes	$10,594	$69,854	$34,860

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. INCOME TAXES (Continued)

The domestic statutory income tax rate was approximately 17.0% in fiscal years 2016, 2015 and 2014. The reconciliation of the income tax expense expected based on domestic statutory income tax rates to the expense for income taxes included in the consolidated statements of operations is as follows:

	Fiscal Year Ended March 31,
	2016	2015	2014
	(In thousands)
Income taxes based on domestic statutory rates	$77,295	$114,011	$68,077
Effect of tax rate differential	(73,286)	(80,842)	(68,654)
Intangible amortization	11,214	5,143	4,750
Change in liability for uncertain tax positions	(13,724)	29,729	(2,178)
Change in valuation allowance	1,049	2,495	26,838
Other	8,046	(682)	6,027
Provision for income taxes	$10,594	$69,854	$34,860

A number of countries in which the Company is located allow for tax holidays or provide other tax incentives to attract and retain business. In general, these holidays were secured based on the nature, size and location of the Company’s operations. The aggregate dollar effect on the Company’s income resulting from tax holidays and tax incentives to attract and retain business for the fiscal years ended March 31, 2016, 2015 and 2014 was $6.6 million, $9.8 million and $15.2 million, respectively. For fiscal year ended March 31, 2016, the effect on basic and diluted earnings per share was $0.01 and $0.01, respectively, and the effect on basic and diluted earnings per share during fiscal years 2015 and 2014, were $0.02 and $0.02 and $0.02 and $0.02, respectively. Unless extended or otherwise renegotiated, the Company's existing holidays will expire in the fiscal year ending March 31, 2017 through fiscal year 2022.
For fiscal years ended March 31, 2016, 2015 and 2014, the Company released valuation allowances totaling $63.3 million, $55.0 million and $37.4 million, respectively. These valuation allowance releases were primarily related to our operations that were deemed to be more likely than not to realize the respective deferred tax assets due to the increased profitability during the prior three fiscal years as well as continued forecasted profitability of that subsidiary. During fiscal year ended March 31, 2016, $43.0 million of the valuation allowance release was related to the recording of deferred tax liabilities in the US related to intangibles acquired during fiscal year 2016. However, these valuation allowance eliminations were offset by other current period valuation allowance movements primarily related to current period valuation allowance additions due to increased deferred tax assets related to current period losses in legal entities with existing full valuation allowance positions, and to a lesser extent, current period changes in valuation allowance positions due to increased negative evidence during the period in legal entities which did not previously have valuation allowance recorded. For fiscal years ended March 31, 2016, 2015 and 2014, the offsetting amounts totaled $64.3 million, $57.5 million and $64.2 million, respectively.
Under its territorial tax system, Singapore generally does not tax foreign sourced income until repatriated to Singapore. The Company has included the effects of Singapore's territorial tax system in the rate differential line above. The tax effect of foreign income not repatriated to Singapore for the fiscal years 2016, 2015 and 2014 were $36.6 million, $0.0 million and $51.5 million, respectively.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. INCOME TAXES (Continued)

The components of deferred income taxes are as follows:

	As of March 31,
	2016	2015
	(In thousands)
Deferred tax liabilities:
Fixed assets	$(74,316)	$(73,327)
Intangible assets	(88,760)	—
Others	(29,472)	(44,603)
Total deferred tax liabilities	(192,548)	(117,930)
Deferred tax assets:
Fixed assets	65,004	80,370
Intangible assets	3,795	28,954
Deferred compensation	15,892	13,618
Inventory valuation	10,124	11,864
Provision for doubtful accounts	1,300	3,149
Net operating loss and other carryforwards	2,332,894	2,394,456
Others	271,272	264,781
	2,700,281	2,797,192
Valuation allowances	(2,385,489)	(2,521,763)
Net deferred tax assets	314,792	275,429
Net deferred tax asset	$122,244	$157,499
The net deferred tax asset is classified as follows:
Current asset (classified as other current assets)	$—	$63,910
Long-term asset	222,772	211,519
Long-term liability	(100,528)	(117,930)
Total	$122,244	$157,499

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

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. INCOME TAXES (Continued)

The Company has recorded deferred tax assets of approximately $2.4 billion related to tax losses and other carryforwards against which the Company has recorded a valuation allowance for all but $79.3 million of the deferred tax assets. These tax losses and other carryforwards will expire at various dates as follows:

Expiration dates of deferred tax assets related to operating losses and other carryforwards
(In thousands)
2017 - 2022	$558,108
2023 - 2028	742,981
2029 and post	622,339
Indefinite	436,092
$2,359,520
The amount of deferred tax assets considered realizable, however, could be reduced or increased in the near-term if facts, including the amount of taxable income or the mix of taxable income between subsidiaries, differ from management’s estimates.
The Company does not provide for income taxes on approximately $916.0 million of undistributed earnings of its subsidiaries which are considered to be indefinitely reinvested outside of Singapore as management has plans for the use of such earnings to fund certain activities outside of Singapore. Determination of the amount of the unrecognized deferred tax liability on these undistributed earnings is not practicable. During the fiscal year 2015, we changed our intent with regard to the indefinite reinvestment of foreign earnings from certain of our Chinese subsidiaries which are scheduled to be de-registrated or liquidated in the near future. As a result, as of March 31, 2016, we have provided for applicable foreign withholding taxes on $106.7 million of undistributed foreign earnings, and recorded a deferred tax liability of approximately $11.2 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended March 31,
	2016	2015
	(In thousands)
Balance, beginning of fiscal year	$222,373	$243,864
Additions based on tax position related to the current year	21,273	27,048
Additions for tax positions of prior years	20,453	24,354
Reductions for tax positions of prior years	(9,578)	(16,388)
Reductions related to lapse of applicable statute of limitations	(22,312)	(11,891)
Settlements	(12,797)	(24,049)
Impact from foreign exchange rates fluctuation	(7,086)	(20,565)
Balance, end of fiscal year	$212,326	$222,373
The Company’s unrecognized tax benefits are subject to change over the next twelve months primarily as a result of the expiration of certain statutes of limitations and as audits are settled. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by an estimated range of an additional $13.0 million to $41.0 million within the next twelve months primarily due to potential settlements of various audits and the expiration of certain statutes of limitations.
The Company and its subsidiaries file federal, state, and local income tax returns in multiple jurisdictions around world. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2006.
Of the $212.3 million of unrecognized tax benefits at March 31, 2016, $185.7 million will affect the annual effective tax rate ("ETR") if the benefits are eventually recognized. The amount that doesn’t impact the ETR relates to positions that would be settled with a tax loss carryforward previously subject to a valuation allowance.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. INCOME TAXES (Continued)

The Company recognizes interest and penalties accrued related to unrecognized tax benefits within the Company's tax expense. During the fiscal years ended March 31, 2016, 2015 and 2014, the Company recognized interest and penalties of approximately ($2.4) million and $2.5 million and $8.4 million, respectively. The Company had approximately $14.6 million, $17.0 million and $15.6 million accrued for the payment of interest and penalties as of the fiscal years ended March 31, 2016, 2015 and 2014, respectively.
14. RESTRUCTURING CHARGES
The Company initiated certain restructuring activities during fiscal year 2014 intended to improve its operational efficiencies by reducing excess workforce and capacity and realign the corporate cost structure. There were no material restructuring activities during fiscal years 2016 and 2015. Restructuring charges are recorded based upon employee termination dates, site closure and consolidation plans generally in conjunction with an overall corporate initiative to drive cost reduction and realign the Company's global footprint.
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
The following table summarizes the provisions, respective payments, and remaining accrued balance as of March 31, 2016 for charges incurred in fiscal years 2016, 2015 and 2014 and prior periods:

	Severance	Long-Lived Asset Impairment	Other Exit Costs	Total
	(In thousands)
Balance as of March 31, 2013	$83,689	$—	$14,211	$97,900
Provision for charges incurred in fiscal year 2014	66,718	1,900	6,693	75,311
Cash payments for charges incurred in fiscal year 2014	(40,273)	—	(4,296)	(44,569)
Cash payments for charges incurred in fiscal year 2013	(71,470)	—	(8,755)	(80,225)
Cash payments for charges incurred in fiscal year 2010 and prior	(2,171)	—	(1,950)	(4,121)
Non-cash charges incurred in fiscal year 2014	—	(1,900)	—	(1,900)
Balance as of March 31, 2014	36,493	—	5,903	42,396
Cash payments for charges incurred in fiscal year 2014	(18,558)	—	(2,212)	(20,770)
Cash payments for charges incurred in fiscal year 2013	(4,560)	—	(1,685)	(6,245)
Cash payments for charges incurred in fiscal year 2010 and prior	(12)	—	(312)	(324)
Balance as of March 31, 2015	13,363	—	1,694	15,057
Cash payments for charges incurred in fiscal year 2014	(290)	—	—	(290)
Cash payments for charges incurred in fiscal year 2013	(1,168)	—	(185)	(1,353)
Cash payments for charges incurred in fiscal year 2010 and prior	—	—	(174)	(174)
Balance as of March 31, 2016	11,905	—	1,335	13,240
Less: Current portion (classified as other current liabilities)	2,212	—	248	2,460
Accrued restructuring costs, net of current portion (classified as other liabilities)	$9,693	$—	$1,087	$10,780
15. OTHER CHARGES (INCOME), NET
During fiscal year 2016, the Company incurred net losses of $47.7 million primarily due to $26.8 million loss on disposition of a non-strategic Western European manufacturing facility which included a non-cash foreign currency translation loss of $25.3 million, and $21.8 million from the impairment of a non-core investment. These were offset by currency translation gains of $4.2 million.
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
16. INTEREST AND OTHER, NET
For the fiscal years ended March 31, 2016, 2015 and 2014, the Company recognized interest income of $12.3 million, $18.7 million and $17.6 million.
For the fiscal years ended March 31, 2016, 2015 and 2014, the Company recognized interest expense of $98.0 million, $76.4 million and $79.9 million, respectively, on its debt obligations outstanding during the period.
For the fiscal years ended March 31, 2016, 2015 and 2014, the Company recognized gains on foreign exchange transactions of $24.4 million, $19.7 million and $11.8 million, respectively.
For the fiscal years ended March 31, 2016, 2015 and 2014, the Company recognized $11.0 million, $9.9 million and $9.5 million of expense related to its ABS and AR Sales Programs.
For the fiscal years ended March 31, 2016, the Company incurred $8.0 million of acquisition-related costs.
17. BUSINESS AND ASSET ACQUISITIONS
Business Acquisitions
The business and asset acquisitions described below were accounted for using the purchase method of accounting, and accordingly, the fair value of the net assets acquired and the results of the acquired businesses were included in the Company's consolidated financial statements from the acquisition dates forward. The Company has not finalized the allocation of the consideration for certain of its recently completed acquisitions and completes these allocations in less than one year of the respective acquisition dates.
Fiscal year 2016 business acquisitions
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
The following represents the Company's allocation of the total purchase price to the acquired assets and liabilities of MCi (in thousands):

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. BUSINESS AND ASSET ACQUISITIONS (Continued)

Current assets:
Accounts receivable	$41,559
Inventories	19,897
Other current assets	2,856
Total current assets	64,312
Property and equipment, net	38,832
Other assets	2,463
Intangibles	236,800
Goodwill	323,357
Total assets	$665,764

Current liabilities:
Accounts payable	$28,002
Accrued liabilities & other current liabilities	21,113
Total current liabilities	49,115
Other liabilities	61,492
Total aggregate purchase price	$555,157

The intangible assets of $236.8 million is comprised of customer relationships of $75.5 million and licenses and other intangible assets of $161.3 million. Customer relationships and licenses and other intangibles are each amortized over a weighted-average estimated useful life of 10 years. In addition to net working capital, the Company acquired $38.8 million of machinery and equipment and assumed $61.5 million of other liabilities primarily comprised of deferred tax liabilities. The Company incurred $6.6 million in acquisition-related costs related to the acquisition of MCi during fiscal year 2016.
Acquisition of a facility from Alcatel-Lucent
On July 1, 2015, the Company acquired an optical transport facility from Alcatel-Lucent for approximately $67.5 million, which expanded its capabilities in the telecom market and was included in the CEC segment. The Company acquired primarily $55.1 million of inventory, $10.0 million of property and equipment primarily comprised of a building and land, and recorded goodwill and intangible assets for a customer relationship of $3.6 million and $2.1 million, respectively, and assumed $3.3 million in other net liabilities in connection with this acquisition. The customer relationship intangible will amortize over a weighted-average estimated useful life of 5 years.
Acquisition of Nextracker
On September 28, 2015, the Company acquired 100% of the outstanding share capital of NEXTracker, a provider of smart solar tracking solutions. The initial cash consideration was approximately $240.8 million, net of $13.2 million of cash acquired, with an additional $81.0 million of estimated potential contingent consideration, for a total purchase consideration of $321.8 million. At the date of the acquisition, the maximum possible consideration under the agreement was $97.2 million upon achievement of future revenue performance targets. Subsequent to the acquisition date, the Company adjusted its estimate of the contingent consideration by $3.7 million, as described further in note 11, which was recorded as an expense in the consolidated statement of operations. The Company also acquired NEXTracker’s equity incentive plan. The financial results of NEXTracker were included in the IEI segment. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill.
The following represents the Company's preliminary allocation of the total purchase price to the acquired assets and liabilities of NEXTracker (in thousands):

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. BUSINESS AND ASSET ACQUISITIONS (Continued)

Current assets:
Accounts receivable	$60,298
Inventories	3,235
Other current assets	19,272
Total current assets	82,805
Property and equipment, net	1,382
Other assets	70
Intangibles	108,700
Goodwill	255,601
Total assets	$448,558

Current liabilities:
Accounts payable	$17,226
Other current liabilities	63,870
Total current liabilities	81,096
Other liabilities	45,712
Total aggregate purchase price	$321,750
The intangible assets of $108.7 million is comprised of customer-related intangibles of $47.3 million and licenses and other intangible assets of $61.4 million. Customer-related intangibles are amortized over a weighted-average estimated useful life of 4 years while licenses and other intangibles are amortized over a weighted-average estimated useful life of 6 years.

Other business acquisitions
Additionally, during fiscal year 2016, the Company completed eight acquisitions that were not individually, nor in the aggregate, significant to the consolidated financial position, results of operations and cash flows of the Company. Four of the acquired businesses expanded the Company’s capabilities in the medical devices market, particularly precision plastics and molding within the HRS segment, two of them strengthened capabilities in the consumer electronics market within the CTG segment, one strengthened the capabilities in the communications market within the CEC segment, and the last one strengthened capabilities in the household industrial and lifestyle market within the IEI segment. The Company paid $53.3 million, net of $3.7 million of cash held by the targets. The Company acquired $14.4 million of property and equipment, assumed liabilities of $17.7 million and recorded goodwill and intangibles of $57.4 million. These intangibles will amortize over a weighted-average estimated useful life of 4 years.
The results of operations for all of the acquisitions completed in fiscal year 2016 were included in the Company’s consolidated financial results beginning on the date of each acquisition.  The total amount of net income for all of the acquisitions completed in fiscal year 2016, collectively, was $41.4 million. The total amount of revenue of these acquisitions, collectively, was not material to the Company’s consolidated financial results for the fiscal year 2016.
On a pro-forma basis, and assuming the acquisitions occurred on the first day of the prior comparative period, or April 1, 2014, net income would have been estimated to be $410.1 million, and $586.4 million for fiscal years 2016 and 2015, respectively. The estimated pro-forma net income for all periods presented does not include the $43.0 million tax benefit for the release of the valuation allowance on deferred tax assets relating to the NEXTracker acquisition, recognized in fiscal year 2016 as discussed further in note 13, to promote comparability. Pro-forma revenue for the acquisitions in fiscal year 2016 and 2015 have not been presented because the effect, collectively, was not material to the Company’s consolidated revenues for all periods presented.
Fiscal year 2015 business acquisitions
During the fiscal year 2015, the Company completed four acquisitions that were not individually, nor in the aggregate, significant to the consolidated financial position, results of operations and cash flows of the Company. All of the acquired

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. BUSINESS AND ASSET ACQUISITIONS (Continued)

businesses expanded the Company's capabilities in the medical devices market, particularly precision plastics, within the HRS segment. The Company paid $52.7 million net of $5.9 million of cash held by the acquired businesses, and recorded an accrual of $4.5 million for contingent consideration relating to one of the acquisitions. The Company primarily acquired $29.4 million of current assets, $9.0 million of property and equipment, recorded goodwill of $35.8 million and intangibles of $16.1 million, and assumed certain liabilities relating to payables and debt in connection with these acquisitions. The results of operations were included in the Company's consolidated financial results beginning on the date of these acquisitions. Pro-forma results of operations for these acquisitions have not been presented because the effects of the acquisitions were immaterial to the Company's consolidated financial results for all periods presented. The Company also paid $7.5 million as a deposit to acquire a certain business that closed in fiscal year 2016 and that strengthened capabilities in the household industrial market within the IEI segment. This deposit was included in other assets during fiscal year 2015.
Fiscal year 2014 business acquisitions
Acquisition of Motorola Mobility LLC from Google
On April 16, 2013, the Company completed the acquisition of certain manufacturing operations from Google's Motorola Mobility LLC. The Company also entered into a manufacturing and services agreement with Motorola Mobility for mobile devices in conjunction with this acquisition. This acquisition expanded the Company's relationship with Google's Motorola Mobility and the Company's capabilities in the mobile devices market, within the CTG segment.
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

Acquisition of Riwisa AG
On November 4, 2013, the Company acquired all of the outstanding shares of Riwisa AG, a company registered in Switzerland for total cash consideration of $44.0 million, net of cash acquired of $9.4 million. This acquisition expanded the Company's capabilities in the medical devices market, particularly precision plastics within the HRS segment. The Company primarily acquired inventory, property and equipment and assumed certain liabilities relating to payables and debt. The results of operations were included in the Company's consolidated financial results beginning on the date of acquisition. Proforma results of operations for this acquisition have not been presented because the effects of the acquisition were not material to the Company's consolidated financial results.

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
In connection with one businesses acquired during fiscal year 2013, the Company entered into an agreement with an existing customer and a third party banking institution to procure certain manufacturing equipment that was financed by the third party banking institution, acting as an agent of the customer. The manufacturing equipment was used exclusively for the benefit of this customer. The Company cannot be required to pay cash by either the customer or the third party banking institution. During fiscal year 2015, the Company ceased manufacturing of the product related to the financed equipment. As a result, pursuant an agreement with the customer, the Company as an agent on behalf of the customer dispositioned the equipment via sales to third parties and used the proceeds to reduce the obligation to the third party banking institution. Accordingly, the residual value due from the customer related to the equipment financed by the third party banking institution decreased to $83.6 million from $169.2 million as of March 31, 2016 and 2015, respectively, and has been included in other current assets. The outstanding balance due to the third party banking institution related to the financed equipment correspondingly decreased to $122.0 million from $197.7 million as of March 31, 2016 and 2015, respectively, and has been included in other current liabilities. The cash inflows from the sale of the manufacturing equipment originally purchased on behalf of the customer and financed by the third party banking institution amounting to $54.3 million and $79.7 million have been included in other investing cash flows for the fiscal years ended March 31, 2016 and 2015, respectively. The cash outflows relating to the purchase of the manufacturing equipment by the Company on behalf of the customer of $37.3 million have also been included in other investing cash flows for the fiscal year ended March 31, 2014. The cash outflows to repay the third party banking institution on behalf of the customer upon cessation of manufacturing operations of $75.8 million and $88.8 million have been included in cash flows from other financing activities during the fiscal years ended March 31, 2016 and 2015, respectively. Net cash inflows amounting to $13.5 million relating to the funding of these assets by the financial institution on behalf of the customer have been included in cash flows from other financing activities during the fiscal year ended March 31, 2014.
18. SHARE REPURCHASE PLAN
During fiscal year 2016, the Company repurchased approximately 37.3 million shares for an aggregate purchase value of approximately $412.8 million under two separate repurchase plans as further discussed below.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18. SHARE REPURCHASE PLAN (Continued)

During the second quarter of fiscal year 2016, the Company repurchased the entire remaining amount under a prior share repurchase plan that was approved by the Company's Board of Directors on August 28, 2014 and the Company's shareholders at the 2014 Extraordinary General Meeting held on August 28, 2014, or approximately 13.2 million shares for an aggregate purchase value of approximately $154.9 million, and retired all of these shares.
Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $500 million in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Extraordinary General Meeting held on August 20, 2015. During fiscal year 2016, the Company repurchased approximately 24.1 million shares for an aggregate purchase value of approximately $257.9 million under this plan, including amounts accrued but not paid, and retired all of these shares. As of March 31, 2016, shares in the aggregate amount of $242.1 million were available to be repurchased under the current plan.

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
During the fourth quarter of fiscal year 2015, the Company concluded it has four reportable operating segments: HRS, CTG, IEI, and CEC. The Company assessed that there was no change to its operating segments in fiscal year 2016. These segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the CODM. These segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics. Refer to note 1 to the financial statements for a description of the various product categories manufactured under each of these segments.
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, restructuring charges, certain bad debt charges, other charges (income), net and interest and other, net.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19. SEGMENT REPORTING (Continued)

Selected financial information by segment is as follows:

	Fiscal Year Ended March 31,
	2016	2015	2014
	(In thousands)
Net sales:
Communications & Enterprise Compute	$8,841,642	$9,191,211	$9,688,023
Consumer Technologies Group	6,997,526	8,940,043	9,357,635
Industrial & Emerging Industries	4,680,718	4,459,351	3,787,838
High Reliability Solutions	3,898,999	3,557,311	3,275,111
	$24,418,885	$26,147,916	$26,108,607
Segment income and reconciliation of income before tax:
Communications & Enterprise Compute	$265,076	$257,323	$259,329
Consumer Technologies Group	163,677	218,251	125,171
Industrial & Emerging Industries	157,588	131,956	127,085
High Reliability Solutions	294,635	227,595	221,402
Corporate and Other	(89,219)	(83,988)	(68,475)
Total income	791,757	751,137	664,512
Reconciling items:
Intangible amortization	65,965	32,035	28,892
Stock-based compensation	77,580	50,270	40,439
Restructuring charges (2)	—	—	75,311
Bad debt charge (1)	61,006	—	—
Other charges (income), net	47,738	(53,233)	57,512
Interest and other, net	84,793	51,410	61,904
Income before income taxes	$454,675	$670,655	$400,454

(1)
During fiscal year 2016, the Company incurred a charge of $61.0 million related to SunEdison which had declared bankruptcy. This charge is included in selling, general and administrative expenses in the consolidated statement of operations but is excluded from the measurement of the Company's operating segment's performance. Refer to note 2 for additional information regarding this charge.

(2)
During the fiscal year ended March 31, 2014, the Company recognized restructuring charges of approximately $75.3 million. The costs associated with these restructuring activities include employee severance, other personnel costs, non-cash impairment charges on equipment no longer in use and to be disposed of, and other exit related costs due to facility closures or rationalizations. Refer to note 14 for additional information regarding this charge.

Corporate and other primarily includes corporate services costs that are not included in the CODM's assessment of the performance of each of the identified reporting segments.
Property and equipment on a segment basis is not disclosed as it is not separately identified and is not internally reported by segment to the Company's CODM. During fiscal year 2016, 2015 and 2014, depreciation expense included in the segment's measure of operating performance above is as follows:

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19. SEGMENT REPORTING (Continued)

	Fiscal Year Ended March 31,
	2016	2015	2014
	(In thousands)
Depreciation expense
Communications & Enterprise Compute	$117,710	$130,311	$131,807
Consumer Technologies Group	123,139	203,808	160,684
Industrial & Emerging Industries	72,415	64,541	55,692
High Reliability Solutions	80,935	62,831	50,296
Corporate and Other	31,530	35,334	26,359
Total depreciation expense	$425,729	$496,825	$424,838
Geographic information is as follows:

	Fiscal Year Ended March 31,
	2016		2015		2014
	(In thousands)
Net sales:
Asia	$11,788,992	48%	$12,953,004	50%	$13,714,187	53%
Americas	8,347,514	34%	8,897,868	34%	8,189,414	31%
Europe	4,282,379	18%	4,297,044	16%	4,205,006	16%
	$24,418,885		$26,147,916		$26,108,607
Revenues are attributable to the country in which the product is manufactured or service is provided.
During fiscal years 2016, 2015 and 2014, net sales generated from Singapore, the principal country of domicile, were approximately $519.1 million, $553.4 million and $504.6 million, respectively.
During fiscal year 2016, China, Mexico, and the United States accounted for approximately 35%, 15%, and 11% of consolidated net sales, respectively. No other country accounted for more than 10% of net sales in fiscal year 2016.
During fiscal year 2015, China, Mexico, and the United States accounted for approximately 37%, 13%, and 11% of consolidated net sales, respectively. No other country accounted for more than 10% of net sales in fiscal year 2015.
During fiscal year 2014, China, Mexico, and the United States accounted for approximately 40%, 14% and 11% of consolidated net sales, respectively. No other country accounted for more than 10% of net sales in fiscal year 2014.

	As of March 31,
	2016		2015
	(In thousands)
Property and equipment, net:
Asia	$1,013,317	45%	$997,806	48%
Americas	886,305	39%	782,839	37%
Europe	358,011	16%	311,522	15%
	$2,257,633		$2,092,167

As of March 31, 2016 and 2015, property and equipment, net held in Singapore were approximately $13.4 million and $19.3 million, respectively.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19. SEGMENT REPORTING (Continued)

As of March 31, 2016, China, Mexico and the United States accounted for approximately 35%, 19% and 15%, respectively, of property and equipment, net. No other country accounted for more than 10% of property and equipment, net as of March 31, 2016.
As of March 31, 2015, China, Mexico and the United States accounted for approximately 37%, 17% and 15%, respectively, of consolidated property and equipment, net. No other country accounted for more than 10% of property and equipment, net as of March 31, 2015.
20. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS
Flextronics International Ltd. ("Parent") has three tranches of Notes of $500 million, $500 million and $600 million, respectively, each outstanding, which mature on February 15, 2020, February 15, 2023 and June 15, 2025, respectively. These notes are senior unsecured obligations, and are guaranteed, fully and unconditionally, jointly and severally, on an unsecured basis, by certain of the Company's 100% owned subsidiaries (the "guarantor subsidiaries"). These subsidiary guarantees will terminate upon 1) a sale or other disposition of the guarantor or the sale or disposition of all or substantially all the assets of the guarantor (other than to the Parent or a subsidiary); 2) such guarantor ceasing to be a guarantor or a borrower under the Company's Term Loan Agreement and the Revolving Line of Credit; 3) defeasance or discharge of the Notes, as provided in the Notes indenture; or 4) if at any time the notes are rated investment grade.
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
During the year ended March 31, 2016, and in conjunction with the new $600 million Notes, a new entity was added as a guarantor subsidiary for all three tranches of the Notes. Accordingly, the Company recast the condensed consolidating financial statements presented below to reflect this change.

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
20. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheets as of March 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$734,869	$148,201	$724,500	$—	$1,607,570
Accounts receivable	—	729,331	1,315,426	—	2,044,757
Inventories	—	1,482,410	2,009,246	—	3,491,656
Inter company receivable	9,105,728	5,568,392	12,404,722	(27,078,842)	—
Other current assets	2,951	180,842	987,350	—	1,171,143
Total current assets	9,843,548	8,109,176	17,441,244	(27,078,842)	8,315,126
Property and equipment, net	—	553,072	1,704,561	—	2,257,633
Goodwill and other intangible assets, net	175	60,895	1,284,750	—	1,345,820
Other assets	2,249,145	267,034	2,004,437	(4,054,214)	466,402
Investment in subsidiaries	2,815,426	3,014,634	18,175,348	(24,005,408)	—
Total assets	$14,908,294	$12,004,811	$40,610,340	$(55,138,464)	$12,384,981
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$58,836	$946	$5,384	$—	$65,166
Accounts payable	—	1,401,835	2,846,457	—	4,248,292
Accrued payroll	—	114,509	239,038	—	353,547
Inter company payable	9,562,405	7,999,335	9,517,102	(27,078,842)	—
Other current liabilities	33,008	869,470	1,002,722	—	1,905,200
Total current liabilities	9,654,249	10,386,095	13,610,703	(27,078,842)	6,572,205
Long term liabilities	2,683,173	2,063,988	2,514,299	(4,054,214)	3,207,246
Flextronics International Ltd. shareholders' equity	2,570,872	(445,272)	24,450,680	(24,005,408)	2,570,872
Noncontrolling interests	—	—	34,658	—	34,658
Total shareholders' equity	2,570,872	(445,272)	24,485,338	(24,005,408)	2,605,530
Total liabilities and shareholders' equity	$14,908,294	$12,004,811	$40,610,340	$(55,138,464)	$12,384,981

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
20. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheets as of March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$608,971	$168,272	$851,165	$—	$1,628,408
Accounts receivable	—	1,208,632	1,128,883	—	2,337,515
Inventories	—	1,729,593	1,759,159	—	3,488,752
Inter company receivable	6,417,410	4,759,062	10,099,057	(21,275,529)	—
Other current assets	8,143	202,161	1,075,921	—	1,286,225
Total current assets	7,034,524	8,067,720	14,914,185	(21,275,529)	8,740,900
Property and equipment, net	—	471,052	1,621,115	—	2,092,167
Goodwill and other intangible assets, net	475	64,830	349,870	—	415,175
Other assets	2,210,669	155,172	2,131,523	(4,092,715)	404,649
Investment in subsidiaries	1,799,956	1,654,226	16,640,427	(20,094,609)	—
Total assets	$11,045,624	$10,413,000	$35,657,120	$(45,462,853)	$11,652,891
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$38,868	$917	$5,245	$—	$45,030
Accounts payable	—	1,758,305	2,802,889	—	4,561,194
Accrued payroll	—	112,692	227,047	—	339,739
Inter company payable	6,559,569	7,250,235	7,465,725	(21,275,529)	—
Other current liabilities	30,553	845,156	933,419	—	1,809,128
Total current liabilities	6,628,990	9,967,305	11,434,325	(21,275,529)	6,755,091
Long term liabilities	2,055,820	2,102,483	2,435,962	(4,092,715)	2,501,550
Flextronics International Ltd. shareholders' equity	2,360,814	(1,656,788)	21,751,397	(20,094,609)	2,360,814
Noncontrolling interests	—	—	35,436	—	35,436
Total shareholders' equity	2,360,814	(1,656,788)	21,786,833	(20,094,609)	2,396,250
Total liabilities and shareholders' equity	$11,045,624	$10,413,000	$35,657,120	$(45,462,853)	$11,652,891

Condensed Consolidating Statements of Operations for Fiscal Year Ended March 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$16,841,405	$19,286,221	$(11,708,741)	$24,418,885
Cost of sales	—	15,278,265	19,241,300	(11,708,741)	22,810,824
Gross profit	—	1,563,140	44,921	—	1,608,061
Selling, general and administrative expenses	—	330,194	624,696	—	954,890
Intangible amortization	300	3,598	62,067	—	65,965
Interest and other, net	(191,859)	1,016,302	(691,912)	—	132,531
Income (loss) before income taxes	191,559	213,046	50,070	—	454,675
Provision for income taxes	26	(41,584)	52,152	—	10,594
Equity in earnings in subsidiaries	252,548	(168,886)	397,831	(481,493)	—
Net income	$444,081	$85,744	$395,749	$(481,493)	$444,081

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
20. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Operations for Fiscal Year Ended March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$19,016,750	$19,543,163	$(12,411,997)	$26,147,916
Cost of sales	—	17,502,863	19,511,710	(12,411,997)	24,602,576
Gross profit	—	1,513,887	31,453	—	1,545,340
Selling, general and administrative expenses	—	258,212	586,261	—	844,473
Intangible amortization	300	3,808	27,927	—	32,035
Interest and other, net	10,086	901,059	(912,968)	—	(1,823)
Income (loss) before income taxes	(10,386)	350,808	330,233	—	670,655
Provision for income taxes	—	14,143	55,711	—	69,854
Equity in earnings in subsidiaries	611,187	(141,074)	471,575	(941,688)	—
Net income	$600,801	$195,591	$746,097	$(941,688)	$600,801

Condensed Consolidating Statements of Operations for Fiscal Year Ended March 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$18,393,436	$21,569,406	$(13,854,235)	$26,108,607
Cost of sales	—	16,961,211	21,502,762	(13,854,235)	24,609,738
Restructuring charges	—	9,609	49,039	—	58,648
Gross profit	—	1,422,616	17,605	—	1,440,221
Selling, general and administrative expenses	—	250,909	623,887	—	874,796
Intangible amortization	300	4,659	23,933	—	28,892
Restructuring charges	800	(271)	16,134	—	16,663
Interest and other, net	(502,028)	875,119	(253,675)	—	119,416
Income (loss) before income taxes	500,928	292,200	(392,674)	—	400,454
Provision for income taxes	52	42,950	(8,142)	—	34,860
Equity in earnings in subsidiaries	(135,282)	(262,871)	368,268	29,885	—
Net income (loss)	$365,594	$(13,621)	$(16,264)	$29,885	$365,594

Condensed Consolidating Statements of Comprehensive Income for Fiscal Year Ended March 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income	$444,081	$85,744	$395,749	$(481,493)	$444,081
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	17,846	(16,979)	(15,735)	32,714	17,846
Unrealized loss on derivative instruments and other, net of zero tax	26,744	15,195	26,744	(41,939)	26,744
Comprehensive income	$488,671	$83,960	$406,758	$(490,718)	$488,671

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
20. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Comprehensive Income for Fiscal Year Ended March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income	$600,801	$195,591	$746,097	$(941,688)	$600,801
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(18,932)	256,652	221,418	(478,070)	(18,932)
Unrealized loss on derivative instruments and other, net of zero tax	(35,417)	(33,769)	(35,417)	69,186	(35,417)
Comprehensive income	$546,452	$418,474	$932,098	$(1,350,572)	$546,452

Condensed Consolidating Statements of Comprehensive Income for Fiscal Year Ended March 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$365,594	$(13,621)	$(16,264)	$29,885	$365,594
Other comprehensive loss:
Foreign currency translation adjustments, net of zero tax	(34,683)	(89,282)	(89,635)	178,917	(34,683)
Unrealized loss on derivative instruments and other, net of zero tax	(13,992)	(5,221)	(13,993)	19,214	(13,992)
Comprehensive income (loss)	$316,919	$(108,124)	$(119,892)	$228,016	$316,919

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
20. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Cash Flows for Fiscal Year Ended March 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$162,275	$427,259	$546,911	$—	$1,136,445
Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(151,383)	(345,584)	9	(496,958)
Acquisition and divestiture of businesses, net of cash acquired and cash held in divested business	—	(809,272)	(101,515)	—	(910,787)
Investing cash flows to affiliates	(1,596,210)	(1,609,342)	(1,408,610)	4,614,162	—
Other investing activities, net	(500)	(31,011)	42,880	—	11,369
Net cash used in investing activities	(1,596,710)	(2,601,008)	(1,812,829)	4,614,171	(1,396,376)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	824,618	—	60,084	—	884,702
Repayments of bank borrowings and long-term debt and capital lease obligations	(179,920)	(3,059)	(7,242)		(190,221)
Payments for repurchases of ordinary shares	(420,317)	—	—	—	(420,317)
Proceeds from exercise of stock options	61,278	—	—	—	61,278
Financing cash flows from affiliates	1,240,145	2,162,840	1,211,186	(4,614,171)	—
Other financing activities, net	—	(8,800)	(77,000)	—	(85,800)
Net cash provided by financing activities	1,525,804	2,150,981	1,187,028	(4,614,171)	249,642
Effect of exchange rates on cash and cash equivalents	34,529	2,697	(47,775)	—	(10,549)
Net increase (decrease) in cash and cash equivalents	125,898	(20,071)	(126,665)	—	(20,838)
Cash and cash equivalents, beginning of period	608,971	168,272	851,165	—	1,628,408
Cash and cash equivalents, end of period	$734,869	$148,201	$724,500	$—	$1,607,570

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
20. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Cash Flows for Fiscal Year Ended March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(73,356)	$75,775	$791,615	$—	794,034
Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(85,876)	(153,833)	(15)	(239,724)
Acquisition and divestiture of businesses, net of cash acquired and cash held in divested business	—	(20,589)	(46,265)	—	(66,854)
Investing cash flows from (to) affiliates	(1,703,983)	(1,900,810)	796,493	2,808,300	—
Other investing activities, net	(1,500)	(13,821)	79,683	—	64,362
Net cash provided by (used in) investing activities	(1,705,483)	(2,021,096)	676,078	2,808,285	(242,216)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	303,000	4,737	11,805	—	319,542
Repayments of bank borrowings and long-term debt and capital lease obligations	(335,500)	(3,127)	(5,529)	—	(344,156)
Payments for early repurchase of long-term debt	—	—	—	—	—
Payments for repurchases of ordinary shares	(415,945)	—	—	—	(415,945)
Proceeds from exercise of stock options	23,497	—	11	—	23,508
Financing cash flows from (to) affiliates	2,420,952	1,904,164	(1,516,831)	(2,808,285)	—
Other financing activities, net	—	—	(98,966)	—	(98,966)
Net cash provided by (used in) financing activities	1,996,004	1,905,774	(1,609,510)	(2,808,285)	(516,017)
Effect of exchange rates on cash and cash equivalents	(246,908)	(2,643)	248,430	—	(1,121)
Net increase (decrease) in cash and cash equivalents	(29,743)	(42,190)	106,613	—	34,680
Cash and cash equivalents, beginning of period	638,714	210,462	744,552	—	1,593,728
Cash and cash equivalents, end of period	$608,971	$168,272	$851,165	$—	$1,628,408

FLEXTRONICS INTERNATIONAL LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
20. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Cash Flows for Fiscal Year Ended March 31, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$459,748	$(126,813)	$882,974	$551	1,216,460
Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(222,197)	(292,221)	(585)	(515,003)
Acquisition and divestiture of businesses, net of cash acquired and cash held in divested business	—	(61,587)	(171,845)	—	(233,432)
Investing cash flows from (to) affiliates	35,262	(1,237,006)	(1,075,938)	2,277,682	—
Other investing activities, net	—	(10,842)	(24,655)	—	(35,497)
Net cash provided by (used in) investing activities	35,262	(1,531,632)	(1,564,659)	2,277,097	(783,932)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	1,066,359	277	17	—	1,066,653
Repayments of bank borrowings and long-term debt and capital lease obligations	(492,034)	(525)	(45,021)	—	(537,580)
Payments for early repurchase of long-term debt	(503,423)	(41,417)	—	—	(544,840)
Payments for repurchases of ordinary shares	(475,314)	—	—	—	(475,314)
Proceeds from exercise of stock options	28,140	—	—	—	28,140
Financing cash flows from (to) affiliates	(277,594)	1,681,559	873,683	(2,277,648)	—
Other financing activities, net	—	—	52,149	—	52,149
Net cash provided by (used in) financing activities	(653,866)	1,639,894	880,828	(2,277,648)	(410,792)
Effect of exchange rates on cash and cash equivalents	57,055	2,641	(74,791)	—	(15,095)
Net increase (decrease) in cash and cash equivalents	(101,801)	(15,910)	124,352	—	6,641
Cash and cash equivalents, beginning of period	740,515	226,372	620,200	—	1,587,087
Cash and cash equivalents, end of period	$638,714	$210,462	$744,552	$—	$1,593,728
21. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table contains unaudited quarterly financial data for fiscal years 2016 and 2015.

	Fiscal Year Ended March 31, 2016				Fiscal Year Ended March 31, 2015
	First	Second	Third	Fourth	First	Second	Third	Fourth

Net sales	$5,566,248	$6,316,762	$6,763,177	$5,772,698	$6,642,745	$6,528,517	$7,025,054	$5,951,600
Gross profit	352,341	396,916	452,467	406,337	380,785	377,081	408,657	378,817
Net income	110,850	122,977	148,910	61,344	173,887	138,903	152,899	135,112
Earnings per share (1):
Net income:
Basic	$0.20	$0.22	$0.27	$0.11	$0.30	$0.24	$0.26	$0.24
Diluted	$0.19	$0.22	$0.27	$0.11	$0.29	$0.23	$0.26	$0.23
_______________________________________________________________________________

(1)	Earnings per share are computed independently for each quarter presented; therefore, the sum of the quarterly earnings per share may not equal the total earnings per share amounts for the fiscal year.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2016. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a- 15(f) under the Securities Exchange Act of 1934, as amended. As of March 31, 2016, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2016.
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
Management's annual assessment of the effectiveness of our internal control over financial reporting as of March 31, 2016 excluded the internal control over financial reporting of eight of our acquisitions that were completed during the year ended March 31, 2016, which constitute, in the aggregate, 5% of total assets and 3% of net sales of the consolidated financial statements amount as of, and for the fiscal year ended March 31, 2016.

(c)	Attestation Report of the Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of March 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading "Report of Independent Registered Public Accounting Firm."

(d)	Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal controls over financial reporting that occurred during the year ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Flextronics International Ltd.
Singapore
We have audited the internal control over financial reporting of Flextronics International Ltd. and subsidiaries (the "Company") as of March 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of eight acquisitions that were completed during the year ended March 31, 2016, which constitute, in aggregate, 5% of total assets and 3% of net sales of the consolidated financial statement amounts as of and for the fiscal year ended March 31, 2016. Accordingly, our audit did not include the internal control over financial reporting of eight acquisitions. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on the criteria established in Internal Control - Integrated Framework(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2016, of the Company and our report dated May 20, 2016 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
May 20, 2016

ITEM 9B.    OTHER INFORMATION
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2016 Annual General Meeting of Shareholders. Such information is incorporated by reference.
ITEM 11.    EXECUTIVE COMPENSATION
Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2016 Annual General Meeting of Shareholders. Such information is incorporated by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2016 Annual General Meeting of Shareholders. Such information is incorporated by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2016 Annual General Meeting of Shareholders. Such information is incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2016 Annual General Meeting of Shareholders. Such information is incorporated by reference.

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
3.     Exhibits.    The following exhibits are filed with this annual report on Form 10-K:

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.01	Memorandum of Association, as amended	10-K	000-23354	5/29/2007	3.01
3.02	Amended and Restated Articles of Association of Flextronics International Ltd.	8-K	000-23354	10/11/2006	3.01
4.01	Indenture, dated as of February 20, 2013, by and between the Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee.	8-K	000-23354	2/22/2013	4.01
4.02	Form of 4.625% Note due 2020	8-K	000-23354	2/22/2013	4.02
4.03	Form of 5.000% Note due 2023	8-K	000-23354	2/22/2013	4.03
4.04	First Supplemental Indenture, dated as of March 28, 2013, among the Company, the Guarantor party thereto and U.S. Bank National Association, as Trustee, to the Indenture, dated as of February 20, 2013, by and between the Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee, related to the Company's 4.625% Notes due 2020 and 5.000% Notes due 2023	10-K	000-23354	5/28/2013	4.11
4.05	Second Supplemental Indenture, dated as of August 25, 2014, among the Company, the Guarantor party thereto and U.S. Bank National Association, as Trustee, to the Indenture, dated as of February 20, 2013, by and between the Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee, related to the Company's 4.625% Notes due 2020 and 5.000% Notes due 2023	10-Q	000-23354	10/30/2014	4.01
4.06	Third Supplemental Indenture, dated as of September 11, 2015, among the Company, the Guarantor party thereto and U.S. Bank National Association, as Trustee, related to the Company’s 4.625% Notes due 2020 and 5.000% Notes due 2023	S-4	333-207067	9/22/2015	4.11
4.07	Indenture, dated as of June 8, 2015, by and between the Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee	8-K	000-23354	6/8/2015	4.1
4.08	Form of 4.750% Note due 2025	8-K	000-23354	6/8/2015	4.2

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
4.09	Registration Rights Agreement, dated as of June 8, 2015, by and between the Company, the Guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, BNP Paribas Securities Corp. and Citigroup Global Markets Inc., as representatives of the initial purchasers named therein	8-K	000-23354	6/8/2015	4.3
4.10	First Supplemental Indenture, dated as of September 11, 2015, among the Company, the Guarantor party thereto and U.S. Bank National Association, as Trustee, related to the Company’s 4.750% Notes due 2025	S-4	333-207067	9/22/2015	4.04
4.11	Term Loan Agreement, dated as of August 30, 2013, among Flextronics International Ltd., as Borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, Lead Arranger and Bookrunner, and the other Lenders party thereto	8-K	000-23354	9/4/2013	10.01
4.12	Amendment No. 1, dated May 21, 2014 to Term Loan Agreement dated as of August 30, 2013, among Flextronics International Ltd., as Borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, Lead Arranger and Bookrunner, and the other Lenders party thereto	8-K	000-23354	7/28/2014	4.01
4.13	Credit Agreement, dated as of March 31, 2014, among Flextronics International Ltd. and certain of its subsidiaries, as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and the other Lenders party thereto	8-K	000-23354	4/1/2014	10.01
4.14	Amendment No. 1, dated as of September 30, 2015, to Credit Agreement, dated as of March 31, 2014, among Flextronics International Ltd. and certain of its subsidiaries, as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and the other Lenders party thereto	10-Q	000-23354	2/1/2016	4.01
10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.†	10-K	000-23354	5/20/2009	10.10
10.02	Form of Indemnification Agreement between Flextronics Corporation and Directors and certain officers of the Registrant.†	10-K	000-23354	5/20/2009	10.20
10.03	Flextronics International Ltd. 2001 Equity Incentive Plan, as amended.†	10-Q	000-23354	11/3/2009	10.01
10.04	Registrant's 2002 Interim Incentive Plan, as amended.†	8-K	000-23354	7/14/2009	10.02
10.05	Registrant's 2004 Award Plan for New Employees, as amended.†	8-K	000-23354	7/14/2009	10.09
10.06	Flextronics International Ltd. 2010 Equity Incentive Plan.†	8-K	000-23354	7/28/2010	10.01
10.07	Form of Share Option Award Agreement under 2010 Equity Incentive Plan†	10-Q	000-23354	8/5/2010	10.02
10.08	Form of Restricted Share Unit Award Agreement under 2010 Equity Incentive Plan†	10-Q	000-23354	8/5/2010	10.03
10.09	Flextronics International USA, Inc. Third Amended and Restated 2005 Senior Management Deferred Compensation Plan†	10-Q	000-23354	2/5/2009	10.02

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.10	Flextronics International USA, Inc. Third Amended and Restated Senior Executive Deferred Compensation Plan†	10-Q	000-23354	2/5/2009	10.01
10.11	Summary of Directors' Compensation†	10-K	000-23354	5/21/2015	10.16
10.12	Solectron Corporation 2002 Stock Plan, as amended.†	10-Q	000-23354	11/3/2009	10.02
10.13	Executive Incentive Compensation Recoupment Policy†	10-Q	000-23354	8/5/2010	10.06
10.14	Francois Barbier Offer Letter, dated as of July 1, 2010†	8-K	000-23354	9/3/2010	10.01
10.15	Francois Barbier Relocation Expenses Addendum, dated as of March 5, 2013†	10-K	000-23354	5/28/2013	10.27
10.16	Francois Barbier Confirmation Date Letter, dated as of August 30, 2010†	8-K	000-23354	9/3/2010	10.03
10.17	2010 Flextronics International USA, Inc. Deferred Compensation Plan†	10-Q	000-23354	11/3/2010	10.04
10.18	Form of Restricted Stock Unit Award Under 2010 Equity Incentive Plan†	10-Q	000-23354	8/9/2011	10.01
10.19	Form of Amendment to certain senior executive Restricted Share Unit Agreements under the 2010 Equity Incentive Plan†	10-Q	000-23354	2/4/2013	10.02
10.20	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for certain performance based awards†	10-Q	000-23354	2/4/2013	10.03
10.21	Form of Award Agreement under 2010 Deferred Compensation Plan†	10-Q	000-23354	7/30/2012	10.01
10.22	Compensation Arrangements of Certain Executive Officers of Flextronics International Ltd.†	10-K	000-23354	5/21/2015	10.29
10.23	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for time-based vesting awards†	10-Q	000-23354	11/1/2013	10.02
10.24	Form of Performance-Based Restricted Stock Unit Award (S&P500/Extended EMS Group)†	10-Q	000-23354	8/2/2013	10.01
10.25	Form of 2010 Deferred Compensation Plan Award Agreement (performance targets, cliff vesting)†	10-Q	000-23354	8/2/2013	10.02
10.26	Form of 2010 Deferred Compensation Plan Award Agreement (non-performance, periodic vesting, continuing Participant)†	10-Q	000-23354	8/2/2013	10.03
10.27	Award Agreement under the 2010 Deferred Compensation Plan†	10-Q	000-23354	7/28/2014	10.01
10.28	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for certain executive fiscal year 2015 performance-based awards†	10-Q	000-23354	10/30/2014	10.01
10.29	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for CEO FY15 performance-based award†	10-Q	000-23354	10/30/2014	10.01
10.30	Description of Annual Bonus Incentive Plan for Fiscal 2016†	10-Q	000-23354	7/27/2015	10.01
10.31	Description of Performance Long Term Incentive Plan for Fiscal 2016†	10-Q	000-23354	7/27/2015	10.02
10.32	Nextracker Inc. 2014 Equity Incentive Plan†	S-8	333-207325	10/7/2015	99.01

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.33	Form of Elementum Holding Ltd. Restricted Share Purchase Agreement†	10-Q	000-23354	10/26/2015	10.02
21.01	Subsidiaries of Registrant.					X
23.01	Consent of Deloitte & Touche LLP.					X
24.01	Power of Attorney (included on the signature page to this Form 10-K)					X
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350*					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Scheme Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

_______________________________________________________________________________

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

Date: May 20, 2016
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

Signature	Title	Date

/s/ MICHAEL M. MCNAMARA	Chief Executive Officer and Director (Principal Executive Officer)	May 20, 2016
Michael M. McNamara

/s/ CHRISTOPHER COLLIER	Chief Financial Officer (Principal Financial Officer)	May 20, 2016
Christopher Collier

/s/ DAVID BENNETT	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	May 20, 2016
David Bennett

/s/ H. RAYMOND BINGHAM	Chairman of the Board	May 20, 2016
H. Raymond Bingham

/s/ MICHAEL D. CAPELLAS	Director	May 20, 2016
Michael D. Capellas

/s/ MARC A. ONETTO	Director	May 20, 2016
Marc A. Onetto

/s/ DANIEL H. SCHULMAN	Director	May 20, 2016
Daniel H. Schulman

/s/ WILLY SHIH, PH.D.	Director	May 20, 2016
Willy Shih, Ph.D.

/s/ LAY KOON TAN	Director	May 20, 2016
Lay Koon Tan

/s/ WILLIAM D. WATKINS	Director	May 20, 2016
William D. Watkins

/s/ LAWRENCE A. ZIMMERMAN	Director	May 20, 2016
Lawrence A. Zimmerman

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.01	Memorandum of Association, as amended	10-K	000-23354	5/29/2007	3.01
3.02	Amended and Restated Articles of Association of Flextronics International Ltd.	8-K	000-23354	10/11/2006	3.01
4.01	Indenture, dated as of February 20, 2013, by and between the Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee.	8-K	000-23354	2/22/2013	4.01
4.02	Form of 4.625% Note due 2020	8-K	000-23354	2/22/2013	4.02
4.03	Form of 5.000% Note due 2023	8-K	000-23354	2/22/2013	4.03
4.04	First Supplemental Indenture, dated as of March 28, 2013, among the Company, the Guarantor party thereto and U.S. Bank National Association, as Trustee, to the Indenture, dated as of February 20, 2013, by and between the Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee, related to the Company's 4.625% Notes due 2020 and 5.000% Notes due 2023	10-K	000-23354	5/28/2013	4.11
4.05	Second Supplemental Indenture, dated as of August 25, 2014, among the Company, the Guarantor party thereto and U.S. Bank National Association, as Trustee, to the Indenture, dated as of February 20, 2013, by and between the Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee, related to the Company's 4.625% Notes due 2020 and 5.000% Notes due 2023	10-Q	000-23354	10/30/2014	4.01
4.06	Third Supplemental Indenture, dated as of September 11, 2015, among the Company, the Guarantor party thereto and U.S. Bank National Association, as Trustee, related to the Company’s 4.625% Notes due 2020 and 5.000% Notes due 2023	S-4	333-207067	9/22/2015	4.11
4.07	Indenture, dated as of June 8, 2015, by and between the Company, the Guarantors party thereto and U.S. Bank National Association, as Trustee	8-K	000-23354	6/8/2015	4.1
4.08	Form of 4.750% Note due 2025	8-K	000-23354	6/8/2015	4.2
4.09	Registration Rights Agreement, dated as of June 8, 2015, by and between the Company, the Guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, BNP Paribas Securities Corp. and Citigroup Global Markets Inc., as representatives of the initial purchasers named therein	8-K	000-23354	6/8/2015	4.3
4.10	First Supplemental Indenture, dated as of September 11, 2015, among the Company, the Guarantor party thereto and U.S. Bank National Association, as Trustee, related to the Company’s 4.750% Notes due 2025	S-4	333-207067	9/22/2015	4.04
4.11	Term Loan Agreement, dated as of August 30, 2013, among Flextronics International Ltd., as Borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, Lead Arranger and Bookrunner, and the other Lenders party thereto	8-K	000-23354	9/4/2013	10.01

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
4.12	Amendment No. 1, dated May 21, 2014 to Term Loan Agreement dated as of August 30, 2013, among Flextronics International Ltd., as Borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, Lead Arranger and Bookrunner, and the other Lenders party thereto	8-K	000-23354	7/28/2014	4.01
4.13	Credit Agreement, dated as of March 31, 2014, among Flextronics International Ltd. and certain of its subsidiaries, as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and the other Lenders party thereto	8-K	000-23354	4/1/2014	10.01
4.14	Amendment No. 1, dated as of September 30, 2015, to Credit Agreement, dated as of March 31, 2014, among Flextronics International Ltd. and certain of its subsidiaries, as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and the other Lenders party thereto	10-Q	000-23354	2/1/2016	4.01
10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.†	10-K	000-23354	5/20/2009	10.10
10.02	Form of Indemnification Agreement between Flextronics Corporation and Directors and certain officers of the Registrant.†	10-K	000-23354	5/20/2009	10.20
10.03	Flextronics International Ltd. 2001 Equity Incentive Plan, as amended.†	10-Q	000-23354	11/3/2009	10.01
10.04	Registrant's 2002 Interim Incentive Plan, as amended.†	8-K	000-23354	7/14/2009	10.02
10.05	Registrant's 2004 Award Plan for New Employees, as amended.†	8-K	000-23354	7/14/2009	10.09
10.06	Flextronics International Ltd. 2010 Equity Incentive Plan.†	8-K	000-23354	7/28/2010	10.01
10.07	Form of Share Option Award Agreement under 2010 Equity Incentive Plan†	10-Q	000-23354	8/5/2010	10.02
10.08	Form of Restricted Share Unit Award Agreement under 2010 Equity Incentive Plan†	10-Q	000-23354	8/5/2010	10.03
10.09	Flextronics International USA, Inc. Third Amended and Restated 2005 Senior Management Deferred Compensation Plan†	10-Q	000-23354	2/5/2009	10.02
10.10	Flextronics International USA, Inc. Third Amended and Restated Senior Executive Deferred Compensation Plan†	10-Q	000-23354	2/5/2009	10.01
10.11	Summary of Directors' Compensation†	10-K	000-23354	5/21/2015	10.16
10.12	Solectron Corporation 2002 Stock Plan, as amended.†	10-Q	000-23354	11/3/2009	10.02
10.13	Executive Incentive Compensation Recoupment Policy†	10-Q	000-23354	8/5/2010	10.06
10.14	Francois Barbier Offer Letter, dated as of July 1, 2010†	8-K	000-23354	9/3/2010	10.01
10.15	Francois Barbier Relocation Expenses Addendum, dated as of March 5, 2013†	10-K	000-23354	5/28/2013	10.27
10.16	Francois Barbier Confirmation Date Letter, dated as of August 30, 2010†	8-K	000-23354	9/3/2010	10.03
10.17	2010 Flextronics International USA, Inc. Deferred Compensation Plan†	10-Q	000-23354	11/3/2010	10.04

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.18	Form of Restricted Stock Unit Award Under 2010 Equity Incentive Plan†	10-Q	000-23354	8/9/2011	10.01
10.19	Form of Amendment to certain senior executive Restricted Share Unit Agreements under the 2010 Equity Incentive Plan†	10-Q	000-23354	2/4/2013	10.02
10.20	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for certain performance based awards†	10-Q	000-23354	2/4/2013	10.03
10.21	Form of Award Agreement under 2010 Deferred Compensation Plan†	10-Q	000-23354	7/30/2012	10.01
10.22	Compensation Arrangements of Certain Executive Officers of Flextronics International Ltd.†	10-K	000-23354	5/21/2015	10.29
10.23	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for time-based vesting awards†	10-Q	000-23354	11/1/2013	10.02
10.24	Form of Performance-Based Restricted Stock Unit Award (S&P500/Extended EMS Group)†	10-Q	000-23354	8/2/2013	10.01
10.25	Form of 2010 Deferred Compensation Plan Award Agreement (performance targets, cliff vesting)†	10-Q	000-23354	8/2/2013	10.02
10.26	Form of 2010 Deferred Compensation Plan Award Agreement (non-performance, periodic vesting, continuing Participant)†	10-Q	000-23354	8/2/2013	10.03
10.27	Award Agreement under the 2010 Deferred Compensation Plan†	10-Q	000-23354	7/28/2014	10.01
10.28	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for certain executive fiscal year 2015 performance-based awards†	10-Q	000-23354	10/30/2014	10.01
10.29	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for CEO FY15 performance-based award†	10-Q	000-23354	10/30/2014	10.01
10.30	Description of Annual Bonus Incentive Plan for Fiscal 2016†	10-Q	000-23354	7/27/2015	10.01
10.31	Description of Performance Long Term Incentive Plan for Fiscal 2016†	10-Q	000-23354	7/27/2015	10.02
10.32	Nextracker Inc. 2014 Equity Incentive Plan†	S-8	333-207325	10/7/2015	99.01
10.33	Form of Elementum Holding Ltd. Restricted Share Purchase Agreement†	10-Q	000-23354	10/26/2015	10.02
21.01	Subsidiaries of Registrant.					X
23.01	Consent of Deloitte & Touche LLP.					X
24.01	Power of Attorney (included on the signature page to this Form 10-K)					X
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350*					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Scheme Document					X

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
_______________________________________________________________________________

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