Form 10-Q
period 2016-07-01
FLEXTRONICS INTERNATIONAL LTD.
filed 2016-07-27
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 22, 2016
Ordinary Shares, No Par Value	545,468,473

FLEXTRONICS INTERNATIONAL LTD.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flextronics International Ltd.
Singapore

We have reviewed the accompanying condensed consolidated balance sheet of Flextronics International Ltd. and subsidiaries (the “Company”) as of July 1, 2016, and the related condensed consolidated statements of operations, comprehensive income and cash flows for the three-month periods ended July 1, 2016 and June 26, 2015. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Flextronics International Ltd. and subsidiaries as of March 31, 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 20, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
July 27, 2016

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of July 1, 2016	As of March 31, 2016
	(In thousands, except share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,679,335	$1,607,570
Accounts receivable, net of allowance for doubtful accounts of $66,385 and $64,608 as of July 1, 2016 and March 31, 2016, respectively	2,057,943	2,044,757
Inventories	3,594,837	3,491,656
Other current assets	1,088,844	1,171,143
Total current assets	8,420,959	8,315,126
Property and equipment, net	2,296,445	2,257,633
Goodwill and other intangible assets, net	1,324,614	1,345,820
Other assets	466,506	466,402
Total assets	$12,508,524	$12,384,981

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$66,020	$65,166
Accounts payable	4,317,571	4,248,292
Accrued payroll	377,527	353,547
Other current liabilities	1,866,585	1,905,200
Total current liabilities	6,627,703	6,572,205
Long-term debt, net of current portion	2,692,596	2,709,389
Other liabilities	521,631	497,857
Commitments and contingencies (Note 11)
Shareholders’ equity
Flextronics International Ltd. shareholders’ equity
Ordinary shares, no par value; 596,396,914 and 595,062,966 issued, and 546,157,559 and 544,823,611 outstanding as of July 1, 2016 and March 31, 2016, respectively	6,922,811	6,987,214
Treasury stock, at cost; 50,239,355 shares as of July 1, 2016 and March 31, 2016	(388,215)	(388,215)
Accumulated deficit	(3,786,483)	(3,892,212)
Accumulated other comprehensive loss	(124,706)	(135,915)
Total Flextronics International Ltd. shareholders’ equity	2,623,407	2,570,872
Noncontrolling interests	43,187	34,658
Total shareholders’ equity	2,666,594	2,605,530
Total liabilities and shareholders’ equity	$12,508,524	$12,384,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended
	July 1, 2016	June 26, 2015
	(In thousands, except per share amounts) (Unaudited)
Net sales	$5,876,813	$5,566,248
Cost of sales	5,470,818	5,213,907
Gross profit	405,995	352,341
Selling, general and administrative expenses	239,546	209,385
Intangible amortization	21,598	7,671
Interest and other, net	24,399	16,505
Other charges, net	3,529	164
Income before income taxes	116,923	118,616
Provision for income taxes	11,194	7,766
Net income	$105,729	$110,850

Earnings per share
Basic	$0.19	$0.20
Diluted	$0.19	$0.19
Weighted-average shares used in computing per share amounts:
Basic	544,631	565,545
Diluted	551,029	577,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended
	July 1, 2016	June 26, 2015
	(In thousands) (Unaudited)
Net income	$105,729	$110,850
Other comprehensive income:
Foreign currency translation adjustments, net of zero tax	9,861	2,783
Unrealized gain on derivative instruments and other, net of zero tax	1,348	12,829
Comprehensive income	$116,938	$126,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEXTRONICS INTERNATIONAL LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Periods Ended
	July 1, 2016	June 26, 2015
	(In thousands) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$105,729	$110,850
Depreciation, amortization and other impairment charges	129,500	110,119
Changes in working capital and other	28,703	141,307
Net cash provided by operating activities	263,932	362,276
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(159,103)	(138,348)
Proceeds from the disposition of property and equipment	15,722	1,512
Acquisition of businesses, net of cash acquired	(9,492)	(18,580)
Proceeds from divestiture of business, net of cash held in divested business	14,828	1,000
Other investing activities, net	26,261	(7,580)
Net cash used in investing activities	(111,784)	(161,996)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	75,018	595,548
Repayments of bank borrowings and long-term debt	(92,222)	(8,457)
Payments for repurchases of ordinary shares	(94,715)	(99,995)
Net proceeds from issuance of ordinary shares	3,966	44,602
Other financing activities, net	12,901	(25,252)
Net cash (used in) provided by financing activities	(95,052)	506,446
Effect of exchange rates on cash and cash equivalents	14,669	(3,723)
Net increase in cash and cash equivalents	71,765	703,003
Cash and cash equivalents, beginning of period	1,607,570	1,628,408
Cash and cash equivalents, end of period	$1,679,335	$2,331,411

Non-cash investing activity:
Unpaid purchases of property and equipment	$85,571	$122,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION

Organization of the Company

Flextronics International Ltd. ("Flex", or the "Company") was incorporated in the Republic of Singapore in May 1990. The Company's operations have expanded over the years through a combination of organic growth and acquisitions. The Company is a globally-recognized leading provider of innovative design, engineering, manufacturing, and supply chain services and solutions that span from sketch to scaletm; from conceptual sketch to full-scale production. The Company designs, builds, ships and services complete packaged consumer electronics and industrial products for original equipment manufacturers ("OEMs"), through its activities in the following segments: High Reliability Solutions ("HRS"), which is comprised of medical business including consumer health, digital health, disposables, drug delivery, diagnostics, life sciences and imaging equipment; automotive business, including vehicle electronics, connectivity, and clean technologies; and defense and aerospace businesses, focused on commercial aviation, defense and military; Consumer Technologies Group ("CTG"), which includes mobile devices business, including smart phones; consumer electronics business, including connected living, wearable electronics including digital sport, game consoles, and connectivity devices; and high-volume computing business, including various supply chain solutions for notebook personal computers ("PC"), tablets, and printers; in addition, CTG group is expanding its business relationships to include supply chain optimization for non-electronics products such as shoes and clothing; Industrial and Emerging Industries ("IEI"), which is comprised of semiconductor and capital equipment, office solutions, household industrial and lifestyle, industrial automation and kiosks, energy and metering, and lighting; and Communications & Enterprise Compute ("CEC"), includes radio access base stations, remote radio heads, and small cells for wireless infrastructure; optical, routing, broadcasting, and switching products for the data and video networks; server and storage platforms for both enterprise and cloud-based deployments; next generation storage and security appliance products; and rack level solutions, converged infrastructure and software-defined product solutions. The Company's strategy is to provide customers with a full range of cost competitive, vertically integrated global supply chain solutions through which the Company can design, build, ship and service a complete packaged product for its OEM customers. This enables the Company's OEM customers to leverage the Company's supply chain solutions to meet their product requirements throughout the entire product life cycle.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2016 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 1, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017.

The first quarters for fiscal year 2017 and fiscal year 2016 ended on July 1, 2016, which is comprised of 92 days in the period, and June 26, 2015, which is comprised of 87 days in the period, respectively.

The accompanying unaudited condensed consolidated financial statements include the accounts of Flex and its majority-owned subsidiaries, after elimination of intercompany accounts and transactions. The Company consolidates its majority-owned subsidiaries and investments in entities in which the Company has a controlling interest. For the consolidated majority-owned subsidiaries in which the Company owns less than 100%, the Company recognizes a noncontrolling interest for the ownership of the noncontrolling owners. Noncontrolling interests are presented as a separate component of total shareholders' equity in the condensed consolidated balance sheets. The associated noncontrolling owners' interests are immaterial for all of the periods presented, and are included in interest and other, net in the condensed consolidated statements of operations.

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

Recently Adopted Accounting Pronouncement

In March 2016, the Financial Accounting Standards Board ("FASB") issued new guidance intended to reduce the cost and complexity of the accounting for share-based payments. The new guidance simplifies various aspects of the accounting for share-based payments including income tax effects, withholding requirements and forfeitures. The Company elected to early adopt this new guidance during the three-month period ended July 1, 2016. The guidance eliminates additional paid in capital ("APIC") pools and requires companies to recognize all excess tax benefits and tax deficiencies in the income statement when the awards vest or are settled. It also addresses the presentation of excess tax benefits and employee taxes paid on the statement of cash flows. Prior to adoption, the Company elected to not deduct tax benefits for stock-based compensation awards on its tax returns, and accordingly, did not have any excess tax benefits or tax deficiencies upon adoption. The Company therefore determined that adoption of the new guidance had no impact on the condensed consolidated statement of operations and the condensed consolidated statement of cash flows. Further, the new guidance eliminates the requirement to estimate forfeitures and reduce stock compensation expense during the vesting period. Instead, companies can elect to account for actual forfeitures as they occur and record any previously unrecognized compensation expense for estimated forfeitures up to the period of adoption as a retrospective adjustment to beginning retained earnings. The Company has made the election to account for actual forfeitures as they occur starting in fiscal year 2017. After assessment, it was determined that the cumulative effect adjustment required under the new guidance was immaterial and therefore the Company did not record a retrospective adjustment. The Company finally determined that the adoption of this guidance did not have a significant impact on the consolidated financial position, results of operations and cash flows of the Company.

2.  BALANCE SHEET ITEMS

Inventories

The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of July 1, 2016	As of March 31, 2016
	(In thousands)
Raw materials	$2,347,860	$2,234,512
Work-in-progress	493,056	561,282
Finished goods	753,921	695,862
	$3,594,837	$3,491,656

Goodwill and Other Intangible Assets

The following table summarizes the activity in the Company’s goodwill account for each of its four segments during the three-month period ended July 1, 2016:

	HRS	CTG	IEI	CEC	Amount
	(In thousands)
Balance, beginning of the year	$439,336	$68,234	$322,803	$111,693	$942,066
Additions (1) (2)	(1,787)	—	9,544	—	7,757
Purchase accounting adjustments (3)	794	—	—	—	794
Foreign currency translation adjustments	(5,852)	—	—	—	(5,852)
Balance, end of the period	$432,491	$68,234	$332,347	$111,693	$944,765

(1)
The goodwill generated from the Company’s business combination completed during the three-month period ended July 1, 2016 is primarily related to value placed on the acquired employee workforce, service offerings and capabilities of an acquired business. The goodwill is not deductible for income tax purposes. See note 10 for additional information.

(2)
During the three-month period ended July 1, 2016, the Company disposed of a non-strategic business within the HRS segment, and recorded a reduction of goodwill of $1.8 million accordingly, which is included in the loss on sale in other expense on the condensed consolidated statement of operations.

(3)
Includes adjustments to estimates resulting from the finalization of management's review of the valuation of assets acquired and liabilities assumed through certain business combinations completed in a period subsequent to the respective acquisition. These adjustments were not individually, nor in the aggregate, significant to the Company.

The components of acquired intangible assets are as follows:

	As of July 1, 2016			As of March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets:
Customer-related intangibles	$221,466	$(77,693)	$143,773	$223,046	$(66,473)	$156,573
Licenses and other intangibles	283,743	(47,667)	236,076	285,053	(37,872)	247,181
Total	$505,209	$(125,360)	$379,849	$508,099	$(104,345)	$403,754

The gross carrying amounts of intangible assets are removed when fully amortized. During the three-month period ended July 1, 2016, the total value of intangible assets decreased primarily as a result of additional amortization and foreign currency translation adjustments. The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2017 (1)	$55,390
2018	62,414
2019	55,825
2020	47,288
2021	43,025
Thereafter	115,907
Total amortization expense	$379,849
____________________________________________________________

(1)	Represents estimated amortization for the remaining nine-month period ending March 31, 2017.

Other Current Assets

Other current assets include approximately $460.3 million and $501.1 million as of July 1, 2016 and March 31, 2016, respectively, for the deferred purchase price receivable from the Company's Global and North American Asset-Backed Securitization programs. See note 8 for additional information.

Also included in other current assets is the value of certain assets purchased on behalf of a customer and financed by a third party banking institution in the amounts of $83.8 million and $83.6 million as of July 1, 2016 and March 31, 2016, respectively.

Other Current Liabilities

Other current liabilities include customer working capital advances of $219.3 million and $253.7 million, customer-related accruals of $498.5 million and $479.5 million, and deferred revenue of $330.0 million and $332.3 million as of July 1, 2016 and March 31, 2016, respectively. The customer working capital advances are not interest-bearing, do not have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production. Other current liabilities also include the outstanding balance due to the third party banking institution related to the financed equipment discussed above of $96.9 million and $122.0 million as of July 1, 2016 and March 31, 2016, respectively.

3.  SHARE-BASED COMPENSATION

The Company's primary plan used for granting equity compensation awards is the 2010 Equity Incentive Plan (the "2010 Plan").

During fiscal year 2016, in conjunction with the acquisition of NEXTracker Inc. ("NEXTracker"), the Company assumed all of the outstanding, unvested share bonus awards and outstanding, unvested options to purchase shares of common stock of NEXTracker, and converted all of these shares into Flex awards. As a result, the Company now offers the 2014 NEXTracker Equity Incentive Plan (the "NEXTracker Plan").

Further, during the first quarter of fiscal year 2017, in conjunction with an immaterial acquisition, the Company assumed all of the outstanding, unvested options to purchase shares of common stock of the acquiree, and converted all of these shares into Flex awards. As a result, the Company now offers an additional equity compensation plan, the BrightBox Technologies 2013 Plan (the "BrightBox Plan").

The Company early adopted new guidance intended to reduce cost and complexity of the accounting for share-based payments, as discussed further in note 1.

The following table summarizes the Company’s share-based compensation expense:

	Three-Month Periods Ended
	July 1, 2016	June 26, 2015
	(In thousands)
Cost of sales	$2,433	$2,018
Selling, general and administrative expenses	21,364	14,108
Total share-based compensation expense	$23,797	$16,126

 The 2010 Equity Incentive Plan

Total unrecognized compensation expense related to share options under the 2010 Plan is not significant. As of July 1, 2016, the number of options outstanding and exercisable under the 2010 Plan was 1.2 million at a weighted-average exercise price of $8.49 per share, for both.

During the three-month period ended July 1, 2016, the Company granted 5.6 million unvested share bonus awards under the 2010 Plan. Of this amount, approximately 4.7 million unvested share bonus awards have an average grant date price of $12.80 per share. Further, approximately 0.7 million of these unvested shares represents the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions. The average grant date fair value of these awards contingent on certain market conditions was estimated to be $17.57 per award and was calculated using a Monte Carlo simulation. The remaining 0.2 million of unvested shares bonus awards under the 2010 Plan have an average grant date price of $12.82 per share and represents the target amount of grants made to certain executive officers whereby vesting is contingent on meeting certain free cash flow targets. The number of shares under the 2010 Plan, contingent on market conditions that ultimately will vest range from zero up to a maximum of 1.4 million based on a measurement of the percentile rank of the Company’s total shareholder return over a certain specified period against the Standard and Poor’s (“S&P”) 500 Composite Index and will cliff vest after a period of three years, if such market conditions have been met. The number of shares under the 2010 Plan, contingent on free cash flow targets that ultimately will vest range from zero up to a maximum of 0.4 million of the target payment based on a measurement of cumulative three-year increase of free cash flow from operations of the Company, and will cliff vest after a period of three years.

As of July 1, 2016, approximately 16.4 million unvested share bonus awards under the 2010 Plan were outstanding, of which vesting for a targeted amount of 2.3 million is contingent primarily on meeting certain market conditions. The number of shares that will ultimately be issued can range from zero to 4.6 million based on the achievement levels of the respective conditions. During the three-month period ended July 1, 2016, 3.5 million shares under the 2010 Plan vested in connection with the share bonus awards with market conditions granted in fiscal year 2014.

As of July 1, 2016, total unrecognized compensation expense related to unvested share bonus awards under the 2010 Plan is $177.4 million, and will be recognized over a weighted-average remaining vesting period of 3.0 years. Approximately $30.1 million of the total unrecognized compensation cost, is related to awards under the 2010 Plan whereby vesting is contingent on meeting certain market conditions.

The 2014 NEXTracker Equity Incentive Plan

All shares previously granted under the NEXTracker plan are the result of the Company's conversion of all outstanding, unvested shares of NEXTracker into unvested shares of the Company, as part of the acquisition. Therefore, no additional share options or share bonus awards were granted by the Company during the three-month period ended July 1, 2016.

As of July 1, 2016, total unrecognized compensation expense related to share options under the NEXTracker Plan is $14.0 million, and will be recognized over a weighted-average remaining vesting period of 2.6 years. As of July 1, 2016, the number of options outstanding and exercisable was 2.4 million and 0.3 million, respectively, at a weighted-average exercise price of $3.79 per share and $5.35 per share, respectively.

As of July 1, 2016, approximately 2.3 million unvested share bonus awards were outstanding.  The total unrecognized compensation expense related to these unvested share bonus awards under the NEXTracker Plan is $16.5 million, and will be recognized over a weighted-average remaining vesting period of 2.1 years.

The BrightBox Technologies 2013 Plan

During the three-month period ended July 1, 2016, the Company granted 0.2 million share options under the BrightBox Plan, at an average grant date fair value price of $11.99 per share, and with a vesting period of three years from the vesting commencement date. All shares granted under the BrightBox plan are the result of the Company's conversion of all outstanding, unvested shares of BrightBox into unvested shares of the Company, as part of the acquisition. No additional grants will be made out of this plan in the future.

As of July 1, 2016, total unrecognized compensation expense related to share options under the BrightBox Plan is $1.8 million, and will be recognized over a weighted-average remaining vesting period of 2.9 years. As of July 1, 2016, the number of options outstanding was 0.2 million, at a weighted-average exercise price of $0.51 per share. No options under this plan were exercisable as of July 1, 2016.

4.  EARNINGS PER SHARE

The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share attributable to the shareholders of Flextronics International Ltd.:

	Three-Month Periods Ended
	July 1, 2016	June 26, 2015
	(In thousands, except per share amounts)
Net income	$105,729	$110,850
Shares used in computation:
Weighted-average ordinary shares outstanding	544,631	565,545
Basic earnings per share	0.19	0.20

Diluted earnings per share:
Net income	$105,729	$110,850
Shares used in computation:
Weighted-average ordinary shares outstanding	544,631	565,545
Weighted-average ordinary share equivalents from stock options and awards (1)	6,398	12,452
Weighted-average ordinary shares and ordinary share equivalents outstanding	551,029	577,997
Diluted earnings per share	0.19	0.19

____________________________________________________________
(1)         Options to purchase ordinary shares of 1.0 million and 2.0 million during the three-month periods ended July 1, 2016 and June 26, 2015, respectively, and share bonus awards of 0.8 million for the three-month period ended July 1, 2016, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents. No anti-dilutive share bonus awards were excluded for the three-month period ended June 26, 2015.

5.  INTEREST AND OTHER, NET

During the three-month periods ended July 1, 2016 and June 26, 2015, the Company recognized interest expense of $26.9 million and $20.1 million, respectively, on its debt obligations outstanding.

6.  FINANCIAL INSTRUMENTS

Foreign Currency Contracts

The Company primarily enters into forward contracts and foreign currency swap contracts to manage the foreign currency risk associated with monetary accounts and anticipated foreign currency denominated transactions. The Company hedges committed exposures and does not engage in speculative transactions. As of July 1, 2016, the aggregate notional amount of the Company’s outstanding foreign currency contracts was $4.1 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	912,000	—	$137,283	$—
EUR	38,380	131,471	42,616	149,493
HUF	15,656,000	—	54,854	—
ILS	101,600	—	26,359	—
INR	1,200,326	—	17,300	—
MXN	1,596,000	—	86,154	—
MYR	184,000	10,000	45,590	2,478
RON	71,600	—	17,567	—
Other	N/A	N/A	35,075	—
			462,798	151,971
Other Foreign Currency Contracts
BRL	—	387,000	—	119,618
CHF	7,341	24,799	7,493	25,317
CNY	889,314	—	133,700	—
DKK	198,100	157,200	29,573	23,468
EUR	827,266	1,019,015	919,695	1,133,079
GBP	33,926	59,056	46,021	80,247
HUF	44,240,000	40,598,000	155,005	142,244
ILS	128,800	124,420	33,416	32,280
INR	5,510,229	13,599	81,695	200
MXN	1,578,370	353,640	85,202	19,090
MYR	348,847	33,900	86,434	8,399
PLN	107,804	59,773	27,076	15,013
RON	102,172	85,811	25,068	21,054
SEK	450,235	817,956	53,085	96,704
Other	N/A	N/A	57,985	26,215
			1,741,448	1,742,928

Total Notional Contract Value in USD			$2,204,246	$1,894,899

As of July 1, 2016, the fair value of the Company’s short-term foreign currency contracts was not material and is included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the condensed consolidated statements of operations. As of July 1, 2016 and March 31, 2016, the Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. These deferred gains were $1.6 million as of July 1, 2016, and are expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations primarily over the next twelve-month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal periods presented and are included as a component of interest and other, net in the condensed consolidated statements of operations.

The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	July 1, 2016	March 31, 2016	Balance Sheet Location	July 1, 2016	March 31, 2016
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$6,645	$5,510	Other current liabilities	$4,424	$2,446

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$10,744	$17,138	Other current liabilities	$7,434	$18,645

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

7.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	July 1, 2016			June 26, 2015
	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(41,522)	$(94,393)	$(135,915)	$(68,266)	$(112,239)	$(180,505)
Other comprehensive gain (loss) before reclassifications	1,493	10,086	11,579	(601)	2,631	2,030
Net (gains) losses reclassified from accumulated other comprehensive loss	(145)	(225)	(370)	13,430	152	13,582
Net current-period other comprehensive gain	1,348	9,861	11,209	12,829	2,783	15,612
Ending balance	$(40,174)	$(84,532)	$(124,706)	$(55,437)	$(109,456)	$(164,893)

Net gains reclassified from accumulated other comprehensive loss during the three-month period ended July 1, 2016 relating to derivative instruments and other includes $0.6 million attributable to the Company’s cash flow hedge instruments which were recognized as a component of cost of sales in the condensed consolidated statement of operations.

Substantially all unrealized losses relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three-month periods ended June 26, 2015, was recognized as a component of cost of sales in the condensed consolidated statement of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges.

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

The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.1% to 0.5% of serviced receivables per annum. Servicing fees recognized during the three-month periods ended July 1, 2016 and June 26, 2015 were not material and are included in interest and other, net within the condensed consolidated statements of operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets and liabilities are recognized.

As of July 1, 2016, approximately $1.3 billion of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds of approximately $885.0 million and deferred purchase price receivables of approximately $460.3 million. As of March 31, 2016, approximately $1.4 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $880.8 million and deferred purchase price receivables of approximately $501.1 million. The portion of the purchase price for the receivables which is not paid by the unaffiliated financial institutions in cash is a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in other current assets as of July 1, 2016 and March 31, 2016, and were carried at the expected recovery amount of the related receivables. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a loss on sale of the related receivables and recorded in interest and other, net in the condensed consolidated statements of operations and were immaterial for all periods presented.

As of July 1, 2016 and March 31, 2016, the accounts receivable balances that were sold under the ABS Programs were removed from the condensed consolidated balance sheets and the net cash proceeds received by the Company were included as cash provided by operating activities in the condensed consolidated statements of cash flows.

For the three-month periods ended July 1, 2016 and June 26, 2015, cash flows from sales of receivables under the ABS Programs consisted of approximately $1.4 billion and $1.1 billion, for transfers of receivables, respectively (of which approximately $59.5 million and $162.7 million, respectively, represented new transfers and the remainder proceeds from collections reinvested in revolving-period transfers).

The following table summarizes the activity in the deferred purchase price receivables account:

	Three-Month Periods Ended
	July 1, 2016	June 26, 2015
	(In thousands)
Beginning balance	$501,097	$600,672
Transfers of receivables	762,184	767,048
Collections	(802,947)	(851,433)
Ending balance	$460,334	$516,287

Trade Accounts Receivable Sale Programs

The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected was approximately $348.4 million and $339.4 million as of July 1, 2016 and March 31, 2016, respectively. For the three-month periods ended July 1, 2016 and June 26, 2015, total accounts receivable sold to certain third party banking institutions was approximately $453.0 million and $637.9 million, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.

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

The following table summarizes the activities related to contingent consideration:

	Three-Month Periods Ended
	July 1, 2016	June 26, 2015
	(In thousands)
Beginning balance	$73,423	$4,500
Additions to accrual	—	—
Payments	—	—
Fair value adjustments	1,835	—
Ending balance	$75,258	$4,500

The Company values deferred purchase price receivables relating to its asset-backed securitization program based on a discounted cash flow analysis using unobservable inputs (i.e., level 3 inputs), which are primarily risk free interest rates adjusted for the credit quality of the underlying creditor. Due to its high credit quality and short term maturity, the fair value approximates carrying value. Significant increases in either of the major unobservable inputs (credit spread, risk free interest rate) in isolation would result in lower fair value estimates, however the impact is not meaningful. The interrelationship between these inputs is also insignificant. Refer to note 8 for a reconciliation of the change in the deferred purchase price receivable during the three-month periods ended July 1, 2016 and June 26, 2015.

There were no transfers between levels in the fair value hierarchy during the three-month periods ended July 1, 2016 and June 26, 2015.

Financial Instruments Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of July 1, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$896,031	$—	$896,031
Deferred purchase price receivable (Note 8)	—	—	460,334	460,334
Foreign exchange contracts (Note 6)	—	17,389	—	17,389
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	8,504	41,455	—	49,959
Liabilities:				0
Foreign exchange contracts (Note 6)	$—	$(11,858)	$—	$(11,858)
Contingent consideration in connection with business acquisitions	—	—	(75,258)	(75,258)

	Fair Value Measurements as of March 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$1,074,132	$—	$1,074,132
Deferred purchase price receivable (Note 8)	—	—	501,097	501,097
Foreign exchange contracts (Note 6)	—	22,648	—	22,648
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	9,228	40,556	—	49,784
Liabilities:				0
Foreign exchange contracts (Note 6)	$—	$(21,091)	$—	$(21,091)
Contingent consideration in connection with business acquisitions	—	—	(73,423)	(73,423)

Other financial instruments

The following table presents the Company’s debt not carried at fair value:

	As of July 1, 2016		As of March 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)
Term Loan, including current portion, due in installments through August 2018	$573,750	$567,295	$577,500	$573,533	Level 1
Term Loan, including current portion, due in installments through March 2019	536,250	527,536	547,500	542,709	Level 1
4.625% Notes due February 2020	500,000	523,650	500,000	524,735	Level 1
5.000% Notes due February 2023	500,000	524,296	500,000	507,500	Level 1
4.750% Notes due June 2025	595,684	613,950	595,589	604,926	Level 1
Total	$2,705,684	$2,756,727	$2,720,589	$2,753,403

The term loans and Notes due February 2020, February 2023 and June 2025 are valued based on broker trading prices in active markets.

The Company values its €50 million (approximately $55.5 million as of July 1, 2016), 5-year, unsecured, term-loan due September 30, 2020 based on the current market rate, and as of July 1, 2016, the carrying amount approximates fair value.

10. BUSINESS AND ASSETS ACQUISITIONS & DIVESTITURES

On May 16, 2016, the Company acquired 100% of the outstanding share capital of a software architecture and data science solutions company, which strengthens the Company's capabilities in the energy market within the IEI segment. The Company paid $8.9 million, net of $0.2 million of cash acquired. The property and equipment acquired and liabilities assumed were not material to the Company's consolidated financial results. The Company also recorded $9.5 million of goodwill and intangibles of $1.7 million, and assumed the equity incentive plan of the acquiree. Results of operations were included in the Company’s condensed consolidated financial results beginning on the date of acquisition, and was not material to the Company’s consolidated financial results for the three-month period ended July 1, 2016.

During the three-month period ended July 1, 2016, the Company disposed of a non-strategic business within the HRS segment. The Company received $12.5 million of proceeds, net of an immaterial amount of cash held in the divested business. The property and equipment sold and liabilities transferred were not material to the Company's consolidated financial results. The loss on disposition was not material to the Company’s consolidated financial results, and is included in other charges, net in the condensed consolidated statements of operations for the three-month period ended July 1, 2016.

Pro-forma results of operations for the acquisition have not been presented, because the effects were immaterial to the Company’s financial results for all periods presented.

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

11.  COMMITMENTS AND CONTINGENCIES

During the third quarter of fiscal 2014, one of the Company's Brazilian subsidiaries received an assessment for certain sales and import taxes. The tax assessment notice was for nine months of calendar year 2010 for an alleged amount of 52 million Brazilian reals (approximately USD $16 million based on the exchange rate as of July 1, 2016) plus interest. This assessment is in the second stage of the review process at the administrative level. During the fourth quarter of fiscal year 2016, the same Brazilian subsidiary received a further assessment related to the same import taxes of an additional 57 million Brazilian reals (approximately USD $18 million based on the exchange rate as of July 1, 2016) plus interest. This assessment is in the first stage of the review process at the administrative level. The Company plans to continue to vigorously oppose both of these assessments, as well as any future assessments. The Company is, however, unable to determine the likelihood of an unfavorable outcome of these assessments against our Brazilian subsidiary. While the Company believes there is no legal basis for the alleged liabilities, due to the complexities and uncertainty surrounding the administrative-review and judicial processes in Brazil and the nature of the claims, it is unable to reasonably estimate a range of loss for this assessment or any future assessments that are reasonably possible. The Company does not expect final judicial determination on either of these claims for several years.

During fiscal year 2015, one of the Company's non-operating Brazilian subsidiaries received an assessment of an approximately USD $100 million related to income and social contribution taxes, interest and penalties. During the first quarter of fiscal year 2017, the Company received a final favorable judgment in the judicial process reversing the assessment and the case is now closed. As the Company had previously determined there was no legal basis for the assessment, no adjustment was required to be recorded during the first quarter of fiscal year 2017.

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

12.  SHARE REPURCHASES

During the three-month period ended July 1, 2016, the Company repurchased 7.3 million shares at an aggregate purchase price of $91.0 million, and retired all of these shares.

Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $500 million in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Extraordinary General Meeting held on August 20, 2015. As of July 1, 2016, shares in the aggregate amount of $151.1 million were available to be repurchased under the current plan.

13.  SEGMENT REPORTING

The Company has four reportable segments: HRS, CTG, IEI, and CEC. These segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics. Refer to note 1 for a description of the various product categories manufactured under each of these segments.

An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, other charges (income), net and interest and other, net.

Selected financial information by segment is as follows:

	Three-Month Periods Ended
	July 1, 2016	June 26, 2015
	(In thousands)
Net sales:
Communications & Enterprise Compute	$2,195,990	$1,966,562
Consumer Technology Group	1,313,782	1,564,964
Industrial & Emerging Industries	1,289,015	1,130,138
High Reliability Solutions	1,078,026	904,584
	$5,876,813	$5,566,248
Segment income and reconciliation of income before tax:
Communications & Enterprise Compute	$61,899	$57,065
Consumer Technology Group	24,634	38,843
Industrial & Emerging Industries	49,977	28,999
High Reliability Solutions	88,536	59,886
Corporate and Other	(34,800)	(25,711)
Total segment income	190,246	159,082
Reconciling items:
Intangible amortization	21,598	7,671
Stock-based compensation	23,797	16,126
Other charges, net	3,529	164
Interest and other, net	24,399	16,505
Income before income taxes	$116,923	$118,616

Corporate and other primarily includes corporate services costs that are not included in the Chief Operating Decision Maker's ("CODM") assessment of the performance of each of the identified reporting segments.

Property and equipment on a segment basis is not disclosed as it is not separately identified and is not internally reported by segment to the Company's CODM.

14.  SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Flextronics International Ltd. (“Parent”) has three tranches of Notes of $500 million, $500 million, and $600 million, respectively, each outstanding, which mature on February 15, 2020, February 15, 2023 and June 15, 2025, respectively. These Notes are senior unsecured obligations, and are guaranteed, fully and unconditionally, jointly and severally, on an unsecured basis, by certain of the Company’s 100% owned subsidiaries (the “guarantor subsidiaries”). These subsidiary guarantees will terminate upon 1) a sale or other disposition of the guarantor or the sale or disposition of all or substantially all the assets of the guarantor (other than to the Parent or a subsidiary); 2) such guarantor ceasing to be a guarantor or a borrower under the Company’s Term Loan Agreement and the Revolving Line of Credit; 3) defeasance or discharge of the Notes, as provided in the Notes indenture; or 4) if at any time the Notes are rated investment grade, provided that each rating agency confirms that the Notes will continue to be rated investment grade after the Note Guaranties are terminated.

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

Condensed Consolidating Balance Sheets as of July 1, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$431,588	$118,892	$1,128,855	$—	$1,679,335
Accounts receivable	—	819,169	1,238,774	—	2,057,943
Inventories	—	1,536,360	2,058,477	—	3,594,837
Inter company receivable	9,624,074	5,918,488	12,736,490	(28,279,052)	—
Other current assets	1,740	182,510	904,594	—	1,088,844
Total current assets	10,057,402	8,575,419	18,067,190	(28,279,052)	8,420,959
Property and equipment, net	—	561,046	1,735,399	—	2,296,445
Goodwill and other intangible assets, net	100	60,173	1,264,341	—	1,324,614
Other assets	2,232,494	269,927	2,001,920	(4,037,835)	466,506
Investment in subsidiaries	2,675,293	3,174,268	18,214,271	(24,063,832)	—
Total assets	$14,965,289	$12,640,833	$41,283,121	$(56,380,719)	$12,508,524

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$58,836	$946	$6,238	$—	$66,020
Accounts payable	—	1,477,964	2,839,607	—	4,317,571
Accrued payroll	—	136,897	240,630	—	377,527
Inter company payable	9,557,901	8,546,945	10,174,206	(28,279,052)	—
Other current liabilities	26,524	809,796	1,030,265	—	1,866,585
Total current liabilities	9,643,261	10,972,548	14,290,946	(28,279,052)	6,627,703
Long term liabilities	2,698,621	2,059,725	2,493,716	(4,037,835)	3,214,227
Flextronics International Ltd. shareholders’ equity (deficit)	2,623,407	(391,440)	24,455,272	(24,063,832)	2,623,407
Noncontrolling interests	—	—	43,187	—	43,187
Total shareholders’ equity (deficit)	2,623,407	(391,440)	24,498,459	(24,063,832)	2,666,594
Total liabilities and shareholders’ equity	$14,965,289	$12,640,833	$41,283,121	$(56,380,719)	$12,508,524

Condensed Consolidating Balance Sheets as of March 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$734,869	$148,201	$724,500	$—	$1,607,570
Accounts receivable	—	729,331	1,315,426	—	2,044,757
Inventories	—	1,482,410	2,009,246	—	3,491,656
Inter company receivable	9,105,728	5,568,392	12,404,722	(27,078,842)	—
Other current assets	2,951	180,842	987,350	—	1,171,143
Total current assets	9,843,548	8,109,176	17,441,244	(27,078,842)	8,315,126
Property and equipment, net	—	553,072	1,704,561	—	2,257,633
Goodwill and other intangible assets, net	175	60,895	1,284,750	—	1,345,820
Other assets	2,249,145	267,034	2,004,437	(4,054,214)	466,402
Investment in subsidiaries	2,815,426	3,010,111	18,175,348	(24,000,885)	—
Total assets	$14,908,294	$12,000,288	$40,610,340	$(55,133,941)	$12,384,981

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$58,836	$946	$5,384	$—	$65,166
Accounts payable	—	1,401,835	2,846,457	—	4,248,292
Accrued payroll	—	114,509	239,038	—	353,547
Inter company payable	9,562,405	7,999,335	9,517,102	(27,078,842)	—
Other current liabilities	33,008	869,470	1,002,722	—	1,905,200
Total current liabilities	9,654,249	10,386,095	13,610,703	(27,078,842)	6,572,205
Long term liabilities	2,683,173	2,063,988	2,514,299	(4,054,214)	3,207,246
Flextronics International Ltd. shareholders’ equity (deficit)	2,570,872	(449,795)	24,450,680	(24,000,885)	2,570,872
Noncontrolling interests	—	—	34,658	—	34,658
Total shareholders’ equity (deficit)	2,570,872	(449,795)	24,485,338	(24,000,885)	2,605,530
Total liabilities and shareholders’ equity	$14,908,294	$12,000,288	$40,610,340	$(55,133,941)	$12,384,981

Condensed Consolidating Statements of Operations for the Three-Month Period Ended July 1, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$3,830,352	$4,336,646	$(2,290,185)	$5,876,813
Cost of sales	—	3,413,282	4,347,721	(2,290,185)	5,470,818
Gross profit (loss)	—	417,070	(11,075)	—	405,995
Selling, general and administrative expenses	—	69,969	169,577	—	239,546
Intangible amortization	75	717	20,806	—	21,598
Interest and other, net	(316,390)	416,317	(71,999)	—	27,928
Income (loss) from continuing operations before income taxes	316,315	(69,933)	(129,459)	—	116,923
Provision for income taxes	—	595	10,599	—	11,194
Equity in earnings in subsidiaries	(210,586)	(727)	(22,105)	233,418	—
Net income (loss)	$105,729	$(71,255)	$(162,163)	$233,418	$105,729

Condensed Consolidating Statements of Operations for the Three-Month Period Ended June 26, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$4,046,385	$3,935,515	$(2,415,652)	$5,566,248
Cost of sales	—	3,644,059	3,985,500	(2,415,652)	5,213,907
Gross profit (loss)	—	402,326	(49,985)	—	352,341
Selling, general and administrative expenses	—	63,559	145,826	—	209,385
Intangible amortization	75	960	6,636	—	7,671
Interest and other, net	(267,052)	336,992	(53,271)	—	16,669
Income (loss) from continuing operations before income taxes	266,977	815	(149,176)	—	118,616
Provision for (benefit from) income taxes	—	9,099	(1,333)	—	7,766
Equity in earnings in subsidiaries	(156,127)	(17,826)	37,047	136,906	—
Net income (loss)	$110,850	$(26,110)	$(110,796)	$136,906	$110,850

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three-Month Period Ended July 1, 2016

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$105,729	$(71,255)	$(162,163)	$233,418	$105,729
Other comprehensive income:
Foreign currency translation adjustments, net of zero tax	9,861	17,709	24,763	(42,472)	9,861
Unrealized gain on derivative instruments and other, net of zero tax	1,348	2,449	1,348	(3,797)	1,348
Comprehensive income (loss)	$116,938	$(51,097)	$(136,052)	$187,149	$116,938

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three-Month Period Ended June 26, 2015

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income	$110,850	$(26,110)	$(110,796)	$136,906	$110,850
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	2,783	(23,490)	(20,897)	44,387	2,783
Unrealized gain on derivative instruments and other, net of zero tax	12,829	4,624	12,829	(17,453)	12,829
Comprehensive income (loss)	$126,462	$(44,976)	$(118,864)	$163,840	$126,462

Condensed Consolidating Statements of Cash Flows for the Three-Month Period Ended July 1, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$300,435	$(217,862)	$181,392	$(33)	$263,932
Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(39,399)	(103,976)	(6)	(143,381)
Acquisition of businesses, net of cash acquired	—	(8,888)	(604)	—	(9,492)
Proceeds from divesture of business, net of cash held in divested business	—	—	14,828	—	14,828
Investing cash flows to affiliates	(481,875)	(816,210)	(653,366)	1,951,451	—
Other investing activities, net	1	(1,260)	27,520	—	26,261
Net cash used in investing activities	(481,874)	(865,757)	(715,598)	1,951,445	(111,784)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	74,972	—	46	—	75,018
Repayments of bank borrowings, long-term debt and capital lease obligations	(90,000)	(1,152)	(1,070)		(92,222)
Payments for repurchases of ordinary shares	(94,715)	—	—	—	(94,715)
Net proceeds from issuance of ordinary shares	3,966	—	—	—	3,966
Financing cash flows (to) from affiliates	(30,704)	1,056,584	925,532	(1,951,412)	—
Other financing activities, net	30,000	—	(17,099)	—	12,901
Net cash (used in) provided by financing activities	(106,481)	1,055,432	907,409	(1,951,412)	(95,052)
Effect of exchange rates on cash and cash equivalents	(15,361)	(1,122)	31,152	—	14,669
Net increase (decrease) in cash and cash equivalents	(303,281)	(29,309)	404,355	—	71,765
Cash and cash equivalents, beginning of period	734,869	148,201	724,500	—	1,607,570
Cash and cash equivalents, end of period	$431,588	$118,892	$1,128,855	$—	$1,679,335

Condensed Consolidating Statements of Cash Flows for the Three-Month Period Ended June 26, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$280,844	$(4,684)	$86,116	$—	$362,276
Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(47,108)	(89,728)	—	(136,836)
Acquisition of businesses, net of cash acquired	—	(2,785)	(15,795)	—	(18,580)
Proceeds from divestiture of business, net of cash held in divested business	—	—	1,000	—	1,000
Investing cash flows to affiliates	(720,048)	(162,774)	(1,176,220)	2,059,042	—
Other investing activities, net	—	(14,787)	7,207	—	(7,580)
Net cash used in investing activities	(720,048)	(227,454)	(1,273,536)	2,059,042	(161,996)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	595,309	221	18	—	595,548
Repayments of bank borrowings, long-term debt and capital lease obligations	(6,604)	(493)	(1,360)	—	(8,457)
Payments for repurchases of ordinary shares	(99,995)	—	—	—	(99,995)
Net proceeds from issuance of ordinary shares	44,602	—	—	—	44,602
Financing cash flows from affiliates	619,970	274,540	1,164,532	(2,059,042)	—
Other financing activities, net	—	—	(25,252)	—	(25,252)
Net cash provided by financing activities	1,153,282	274,268	1,137,938	(2,059,042)	506,446
Effect of exchange rates on cash and cash equivalents	24,362	(961)	(27,124)	—	(3,723)
Net increase (decrease) in cash and cash equivalents	738,440	41,169	(76,606)	—	703,003
Cash and cash equivalents, beginning of period	608,971	168,272	851,165	—	1,628,408
Cash and cash equivalents, end of period	$1,347,411	$209,441	$774,559	$—	$2,331,411

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise specifically stated, references in this report to “Flex,” “the Company,” “we,” “us,” “our” and similar terms mean Flextronics International Ltd. and its subsidiaries.

This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those risks and uncertainties discussed in this section, as well as any risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this report on Form 10-Q, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2016. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

OVERVIEW

We are a globally-recognized, leading provider of innovative design, engineering, manufacturing, and supply chain services and solutions that span from sketch to scaletm; from conceptual sketch to full-scale production. We design, build, ship and service complete packaged consumer electronics and industrial products for original equipment manufacturers ("OEMs"), through our activities in the following segments: High Reliability Solutions ("HRS"), which is comprised of our medical business including consumer health, digital health, disposables, drug delivery, diagnostics, life sciences and imaging equipment; our automotive business, including vehicle electronics, connectivity, and clean technologies; and our defense and aerospace businesses, focused on commercial aviation, defense and military; Consumer Technologies Group ("CTG"), which includes our mobile devices business, including smart phones; our consumer electronics business, including connected living, wearable electronics including digital sport, game consoles, and connectivity devices; and our high-volume computing business, including various supply chain solutions for notebook personal computers ("PC"), tablets, and printers; in addition, our CTG group is expanding its business relationships to include supply chain optimization for non-electronics products such as shoes and clothing; Industrial and Emerging Industries ("IEI"), which is comprised of semiconductor and capital equipment, office solutions, household industrial and lifestyle, industrial automation and kiosks, energy and metering, and lighting; and Communications & Enterprise Compute ("CEC"), which includes radio access base stations, remote radio heads, and small cells for wireless infrastructure; optical, routing, broadcasting, and switching products for the data and video networks; server and storage platforms for both enterprise and cloud-based deployments; next generation storage and security appliance products; and rack level solutions, converged infrastructure and software-defined product solutions.

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

We are one of the world's largest providers of global supply chain solutions, with revenues of $5.9 billion for the three-month period ended July 1, 2016 and $24.4 billion in fiscal year 2016. The following tables set forth the relative percentages and dollar amounts of net sales and net property and equipment, by country, based on the location of our manufacturing sites:

	Three-Month Periods Ended
Net sales:	July 1, 2016		June 26, 2015
	(In thousands)
China	$1,840,853	31%	$1,836,188	33%
Mexico	915,345	16%	906,879	16%
U.S.	708,410	12%	642,589	11%
Malaysia	572,763	10%	545,370	10%
Brazil	371,672	6%	484,130	9%
Other	1,467,770	25%	1,151,092	21%
	$5,876,813		$5,566,248

	As of		As of
Property and equipment, net:	July 1, 2016		March 31, 2016
	(In thousands)
China	$793,893	35%	$789,571	35%
Mexico	447,250	19%	429,989	19%
U.S.	319,202	14%	330,778	15%
Malaysia	161,414	7%	159,787	7%
Brazil	123,720	5%	121,949	5%
Other	450,966	20%	425,559	19%
	$2,296,445		$2,257,633

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

Refer to the accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, where we discuss our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this document. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Annual Report on Form 10-K.

	Three-Month Periods Ended
	July 1, 2016	June 26, 2015
Net sales	100.0%	100.0%
Cost of sales	93.1	93.7
Gross profit	6.9	6.3
Selling, general and administrative expenses	4.1	3.8
Intangible amortization	0.4	0.1
Interest and other, net	0.4	0.3
Other charges, net	0.1	0.0
Income before income taxes	1.9	2.1
Provision for income taxes	0.2	0.1
Net income	1.7%	2.0%

Net sales

The following table sets forth our net sales by segment and their relative percentages. Historical information has been recast to reflect realignment of customers and/or products between segments to ensure comparability:

	Three-Month Periods Ended
Segments:	July 1, 2016		June 26, 2015
	(In thousands)
Communications & Enterprise Compute	$2,195,990	38%	$1,966,562	35%
Consumer Technologies Group	1,313,782	22%	1,564,964	28%
Industrial & Emerging Industries	1,289,015	22%	1,130,138	21%
High Reliability Solutions	1,078,026	18%	904,584	16%
	$5,876,813		$5,566,248

Net sales during the three-month period ended July 1, 2016 totaled $5.9 billion, representing an increase of approximately $310.6 million, or 5.6% from $5.6 billion during the three-month period ended June 26, 2015. The overall increase in sales was driven by modest increases in three of our segments, with a $229.4 million increase in our CEC segment, primarily due to higher sales within our telecom and networking businesses, a $173.4 million increase in our HRS segment primarily attributable to successful new program ramps in our automotive and medical businesses, along with an increase in sales within our automotive business as a result of our Mirror Controls International ("MCi") acquisition, and a $158.9 million increase in our IEI segment, driven by contribution from our NEXTracker acquisition and expansion within our capital equipment business, and our household industrial and lifestyle business. These increases were offset by a decrease of revenue in our CTG segment of $251.2 million, largely due to a decline in demand from our largest customer in our smart phone business offset by expansion across our wearables and connected home markets. Net sales increased $245.1 million to $1.1 billion in Europe and $99.9 million to $2.7 billion in Asia, respectively. These increases were offset by a modest decrease of $34.4 million to $2.0 billion in the Americas.

Our ten largest customers, during the three-month period ended July 1, 2016, accounted for approximately 43% of net sales. No customer accounted for more than 10% of net sales during the three-month period ended July 1, 2016.

Our ten largest customers accounted for approximately 45% of net sales for the three-month period ended June 26, 2015. Lenovo/Motorola accounted for more than 10% of net sales during the three-month period ended June 26, 2015.

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

Gross profit during the three-month period ended July 1, 2016 increased $53.7 million to $406.0 million, or 6.9% of net sales, from $352.3 million, or 6.3% of net sales, during the three-month period ended June 26, 2015. Gross margins improved 60 basis points in the three-month period ended July 1, 2016, compared to that of the three-month period ended June 26, 2015, led by a richer business mix due to a greater concentration of our higher margin HRS and IEI businesses coupled with improved operational efficiencies.

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

The following table sets forth segment income and margins. Historical information has been recast to reflect realignment of customers and/or products between segments:

	Three-Month Periods Ended
	July 1, 2016		June 26, 2015
	(In thousands)
Segment income & margin:
Communications & Enterprise Compute	$61,899	2.8%	$57,065	2.9%
Consumer Technologies Group	24,634	1.9%	38,843	2.5%
Industrial & Emerging Industries	49,977	3.9%	28,999	2.6%
High Reliability Solutions	88,536	8.2%	59,886	6.6%
Corporate and Other	(34,800)		(25,711)
Total segment income	190,246	3.2%	159,082	2.9%
Reconciling items:
Intangible amortization	21,598		7,671
Stock-based compensation	23,797		16,126
Other charges, net	3,529		164
Interest and other, net	24,399		16,505
Income before income taxes	$116,923		$118,616

CEC segment margin decreased 10 basis points to 2.8% for the three-month periods ended July 1, 2016, from 2.9% during the three-month period ended June 26, 2015, mostly reflective of incremental costs associated with our proactive repositioning of certain programs and actions to better align CEC's cost structure.

CTG segment margin decreased 60 basis points to 1.9% for the three-month period ended July 1, 2016, from 2.5% during the three-month period ended June 26, 2015, which reflects an under absorption of costs for the wind-down of production for our Lenovo/Motorola smartphone operations in China, and the overall decrease of revenue in our CTG segment.

IEI segment margin increased 130 basis points to 3.9% for the three-month period ended July 1, 2016, from 2.6% during the three-month period ended June 26, 2015, primarily due to contribution from our NEXTracker acquisition and additional flow through from revenue increases in our core IEI business, coupled with operational improvements for some of our previously under-performing programs.

HRS segment margin increased 160 basis points to 8.2% for the three-month period ended July 1, 2016, from 6.6% during the three-month period ended June 26, 2015, primarily due to new program launches and richer mix with greater value-added business engagements as a result of greater design and engineering solutions as part of our sketch to scaletm offering in our core HRS business, and contribution from our MCi acquisition.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) was $239.5 million, or 4.1% of net sales, during the three-month period ended July 1, 2016, increasing $30.1 million from $209.4 million, or 3.8% of net sales, during the three-month period ended June 26, 2015. The increase in SG&A in dollars and as a percentage of net sales was primarily due to increases in stock-based compensation expense, incremental costs associated with our acquisitions of MCi and NEXTracker both of which drive a higher proportional SG&A level and further investments in design and engineering resources by the Company.

Intangible amortization

Amortization of intangible assets increased by $13.9 million during the three-month period ended July 1, 2016 to $21.6 million from $7.7 million for the three-month period ended June 26, 2015. The increase is primarily due to incremental amortization expense on intangible assets relating to our acquisitions completed during fiscal year 2016, primarily MCi and NEXTracker.

Interest and other, net

Interest and other, net was $24.4 million during the three-month period ended July 1, 2016 compared to $16.5 million during the three-month period ended June 26, 2015. The increase in interest and other, net of $7.9 million was primarily due to $7.2 million of interest expense from the 4.750% Notes due June 15, 2025 issued during the first quarter of fiscal year 2016.

Income taxes

Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to note 13, “Income Taxes” of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 for further discussion.

Our policy is to provide a valuation allowance against deferred tax assets that in our estimation are not more likely than not to be realized.

The consolidated effective tax rate was 9.6% for the three-month period ended July 1, 2016, and 6.5% for the three-month period ended June 26, 2015, and varies from the Singapore statutory rate of 17.0% as a result of recognition of earnings in different jurisdictions, operating loss carryforwards, income tax credits, release of previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effect of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia and Israel. We generate most of our revenues and profits from operations outside of Singapore. The effective tax rate for the three-month period ended July 1, 2016 is higher than the effective tax rate for the three-month period ended June 26, 2015 primarily due to a favorable audit settlement which resulted in the release of an accrual for uncertain tax positions in the first quarter of fiscal year 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of July 1, 2016, we had cash and cash equivalents of approximately $1.7 billion and bank and other borrowings of approximately $2.8 billion. We have a $1.5 billion revolving credit facility that expires in March 2019, under which there were no borrowings outstanding as of the end of the quarter. As of July 1, 2016, we were in compliance with the covenants under each of our existing credit facilities and indentures.

Cash provided by operating activities was $263.9 million during the three-month period ended July 1, 2016. This resulted from $105.7 million of net income for the period plus adjustments for $129.5 million of non-cash charges such as depreciation, amortization, and other impairment charges, and $28.7 million from changes in our operating assets and liabilities. These changes were mainly related to an increase in accounts payable due to timing of payments to suppliers, offset by an increase in inventory due to the ramping up of many new programs in our automotive, medical, and energy businesses.

For the quarterly periods indicated, certain key liquidity metrics were as follows:

Three-Month Periods Ended
	July 1, 2016	June 26, 2015
Days in trade accounts receivable	39 days	46 days
Days in inventory	59 days	60 days
Days in accounts payable	71 days	78 days
Cash conversion cycle	27 days	28 days

Days in trade accounts receivable was calculated as average accounts receivable, net of allowance for doubtful accounts, for the current and prior quarters, adding back the reduction in accounts receivable resulting from non-cash accounts receivable sales, divided by annualized sales for the current quarter by day. During the three-month period ended July 1, 2016, days in trade accounts receivable decreased by 7 days compared to the three-month period ended June 26, 2015 largely due to an improvement in our collection efforts and timing of invoicing customers during the current period. Non-cash accounts receivable sales or deferred purchase price receivables included for the purposes of the calculation were $460.3 million and

$516.3 million for the quarters ended July 1, 2016 and June 26, 2015, respectively. Deferred purchase price receivables are recorded in other current assets in the condensed consolidated balance sheets. For further information regarding deferred purchase price receivables see note 8 to the condensed consolidated financial statements.

Days in inventory was calculated as the average inventory for the current and prior quarters divided by annualized cost of sales for the respective quarter by day. Days in inventory decreased by 1 day during the three-month period ended July 1, 2016, compared to the three-month period ended June 26, 2015, primarily as a result of higher sales activity in the current quarter.

Days in accounts payable was calculated as the average accounts payable for the current and prior quarters divided by annualized cost of sales for the respective quarter by day. Days in accounts payable decreased by 7 days during the three-month period ended July 1, 2016, compared to the three-month period ended June 26, 2015, primarily due to timing of payments, combined with higher cost of sales.

Our cash conversion cycle was calculated as the sum of days of inventory and days of account receivables outstanding less days payable outstanding. Our cash conversion cycle declined 1 day during the three-month period ended July 1, 2016, compared to the three-month period ended June 26, 2015, due to the factors for each of the components in the calculation discussed above.

Cash used in investing activities was $111.8 million during the three-month period ended July 1, 2016. This resulted primarily from $143.4 million of net capital expenditures for property and equipment, reflecting focused investments to expand capability and capacity in support of our automotive and medical businesses and further investments in both automation and expanding technologies to support our innovation services. Offsets in other investing activities include $12.5 million received for the sale of a non-strategic business, and $26.8 million of proceeds from the sale of certain assets that were purchased on behalf of a customer and financed by a third party banking institution.

We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our free cash flow is calculated as cash from operations less net purchases of property and equipment. Our free cash flow for the three-month period ended July 1, 2016 was $120.6 million compared to $225.4 million for the three-month period ended June 26, 2015. Free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Three-Month Periods Ended
	July 1, 2016	June 26, 2015
	(In thousands)
Net cash provided by operating activities	$263,932	$362,276
Purchases of property and equipment	(159,103)	(138,348)
Proceeds from the disposition of property and equipment	15,722	1,512
Free cash flow	$120,551	$225,440

Cash used in financing activities was $95.1 million during the three-month period ended July 1, 2016, which was primarily for the repurchase of our ordinary shares in the amount of $94.7 million, and $92.2 million for repayment of bank borrowings and long-term debt. These cash outflows were partially offset by $75.0 million of net proceeds from bank borrowings and long-term debt.

Our cash balances are held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months. As of July 1, 2016 and March 31, 2016, over half of our cash and cash equivalents was held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated, under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $916.0 million as of March 31, 2016). Repatriation could result in an additional income tax payment, however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.

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

Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Extraordinary General Meeting which was held on August 20, 2015. During the three-month period ended July 1, 2016, we paid $94.7 million to repurchase shares at an average price of $12.44 per share. As of July 1, 2016, shares in the aggregate amount of $151.1 million were available to be repurchased under the current plan.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2016. There have been no material changes in our contractual obligations and commitments since March 31, 2016.

OFF-BALANCE SHEET ARRANGEMENTS

We sell designated pools of trade receivables to unaffiliated financial institutions under our ABS programs, and in addition to cash, we receive a deferred purchase price receivable for each pool of the receivables sold. Each of these deferred purchase price receivables serves as additional credit support to the financial institutions and is recorded at its estimated fair value. As of July 1, 2016 and March 31, 2016, the fair values of our deferred purchase price receivable were approximately $460.3 million and $501.1 million, respectively. As of July 1, 2016 and March 31, 2016, the outstanding balances on receivables sold for cash were $1.2 billion, respectively, under all our accounts receivable sales programs, which are not included in our condensed consolidated balance sheets. For further information see note 8 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the three-month period ended July 1, 2016 as compared to the fiscal year ended March 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of July 1, 2016, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 1, 2016 such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our first quarter of fiscal year 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material legal proceedings, see note 11 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2016, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of our ordinary shares made by us for the period from April 1, 2016 through July 1, 2016:

Period (2)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - May 6, 2016	1,870,917	$12.17	1,870,917	$219,312,874
May 7 - June 3, 2016	2,835,700	$12.40	2,835,700	$184,164,117
June 4 - July 1, 2016	2,591,490	$12.75	2,591,490	$151,114,466
Total	7,298,107		7,298,107

____________________________________________________________

(1)
During the period from April 1, 2016 through July 1, 2016, all purchases were made pursuant to the programs discussed below in open market transactions.  All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)
On August 20, 2015, our Board of Directors authorized the repurchase of our outstanding ordinary shares for up to $500 million.  This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Extraordinary General Meeting held on the same date as the Board authorization. As of July 1, 2016, shares in the aggregate amount of $151.1 million were available to be repurchased under the current plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits — See Index to Exhibits below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEXTRONICS INTERNATIONAL LTD.
(Registrant)

/s/ Michael M. McNamara
Michael M. McNamara
Chief Executive Officer
(Principal Executive Officer)

Date:	July 27, 2016
/s/ Christopher Collier
Christopher Collier
Chief Financial Officer
(Principal Financial Officer)

Date:	July 27, 2016

EXHIBIT INDEX

			Incorporated by Reference			Filed
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith

10.01	BrightBox Technologies, Inc. 2013 Equity Incentive Plan	S-8	333- 212267	6/27/2016	99.01
10.02	Description of Annual Bonus Incentive Plan for Fiscal 2017.					X
10.03	Description of Performance Long Term Incentive Plan for Fiscal 2017.					X
10.04	Mutual Separation Agreement and Release of Claims dated June 20, 2016, by and between Flextronics International USA, Inc., a wholly-owned subsidiary of Flextronics International Ltd. and Jon S. Hoak.					X
15.01	Letter in lieu of consent of Deloitte & Touche LLP.					X
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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