Form 10-Q
period 2016-09-30
FLEX LTD.
filed 2016-10-31
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to

Commission file number 0-23354

FLEX LTD.
(Exact name of registrant as specified in its charter)

Singapore	Not Applicable
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2 Changi South Lane,
Singapore	486123
(Address of registrant’s principal executive offices)	(Zip Code)
 Registrant’s telephone number, including area code
(65) 6876-9899

FLEXTRONICS INTERNATIONAL LTD.
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2016
Ordinary Shares, No Par Value	540,002,824

FLEX LTD.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	4
	Report of Independent Registered Public Accounting Firm	4
	Condensed Consolidated Balance Sheets (unaudited) —September 30, 2016 and March 31, 2016	5
	Condensed Consolidated Statements of Operations (unaudited) — Three-Month and Six-Month Periods Ended September 30, 2016 and September 25, 2015	6
	Condensed Consolidated Statements of Comprehensive Income (unaudited) — Three-Month and Six-Month Periods Ended September 30, 2016 and September 25, 2015	7
	Condensed Consolidated Statements of Cash Flows (unaudited) — Six-Month Periods Ended September 30, 2016 and September 25, 2015	8
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	45
Signatures		46

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flex Ltd.
Singapore

We have reviewed the accompanying condensed consolidated balance sheet of Flex Ltd., formerly Flextronics International Ltd., and subsidiaries (the “Company”) as of September 30, 2016, and the related condensed consolidated statements of operations and of comprehensive income for the three-month and six-month periods ended September 30, 2016 and September 25, 2015 and the condensed consolidated statements of cash flows for the six-month periods ended September 30, 2016 and September 25, 2015. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Flex Ltd. and subsidiaries as of March 31, 2016, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 20, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
October 28, 2016

FLEX LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2016	As of March 31, 2016
	(In thousands, except share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,537,056	$1,607,570
Accounts receivable, net of allowance for doubtful accounts of $63,150 and $64,608 as of September 30, 2016 and March 31, 2016, respectively	2,341,393	2,044,757
Inventories	3,562,217	3,491,656
Other current assets	1,017,954	1,171,143
Total current assets	8,458,620	8,315,126
Property and equipment, net	2,335,959	2,257,633
Goodwill and other intangible assets, net	1,395,763	1,345,820
Other assets	470,792	466,402
Total assets	$12,661,134	$12,384,981

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$65,969	$65,166
Accounts payable	4,514,566	4,248,292
Accrued payroll	410,587	353,547
Other current liabilities	1,862,545	1,905,200
Total current liabilities	6,853,667	6,572,205
Long-term debt, net of current portion	2,678,115	2,709,389
Other liabilities	525,044	497,857
Commitments and contingencies (Note 11)
Shareholders’ equity
Flex Ltd. shareholders’ equity
Ordinary shares, no par value; 590,804,836 and 595,062,966 issued, and 540,565,481 and 544,823,611 outstanding as of September 30, 2016 and March 31, 2016, respectively	6,861,624	6,987,214
Treasury stock, at cost; 50,239,355 shares as of September 30, 2016 and March 31, 2016	(388,215)	(388,215)
Accumulated deficit	(3,788,991)	(3,892,212)
Accumulated other comprehensive loss	(122,552)	(135,915)
Total Flex Ltd. shareholders’ equity	2,561,866	2,570,872
Noncontrolling interests	42,442	34,658
Total shareholders’ equity	2,604,308	2,605,530
Total liabilities and shareholders’ equity	$12,661,134	$12,384,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Six-Month Periods Ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
	(In thousands, except per share amounts) (Unaudited)
Net sales	$6,008,525	$6,316,762	$11,885,338	$11,883,010
Cost of sales	5,694,834	5,919,846	11,165,652	11,133,753
Gross profit	313,691	396,916	719,686	749,257
Selling, general and administrative expenses	243,943	216,796	483,489	426,181
Intangible amortization	21,986	16,127	43,584	23,798
Interest and other, net	24,632	22,035	49,031	38,540
Other charges, net	8,388	1,678	11,917	1,842
Income before income taxes	14,742	140,280	131,665	258,896
Provision for income taxes	17,250	17,303	28,444	25,069
Net income (loss)	$(2,508)	$122,977	$103,221	$233,827

Earnings (losses) per share
Basic	$0.00	$0.22	$0.19	$0.41
Diluted	$0.00	$0.22	$0.19	$0.41
Weighted-average shares used in computing per share amounts:
Basic	544,055	563,333	544,353	564,417
Diluted	544,055	569,655	549,934	573,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended		Six-Month Periods Ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
	(In thousands) (Unaudited)
Net income (loss)	$(2,508)	$122,977	$103,221	$233,827
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	4,213	(30,267)	14,074	(27,484)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	(2,059)	(5,544)	(711)	7,285
Comprehensive income (loss)	$(354)	$87,166	$116,584	$213,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Periods Ended
	September 30, 2016	September 25, 2015
	(In thousands) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$103,221	$233,827
Depreciation, amortization and other impairment charges	337,387	230,894
Changes in working capital and other	102,944	197,274
Net cash provided by operating activities	543,552	661,995
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(305,936)	(296,401)
Proceeds from the disposition of property and equipment	26,561	2,383
Acquisition of businesses, net of cash acquired	(189,895)	(641,913)
Proceeds from divestiture of businesses, net of cash held in divested businesses	36,073	—
Other investing activities, net	20,357	(10,516)
Net cash used in investing activities	(412,840)	(946,447)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	75,035	595,553
Repayments of bank borrowings and long-term debt	(110,592)	(21,090)
Payments for repurchases of ordinary shares	(184,698)	(241,978)
Net proceeds from issuance of ordinary shares	11,344	49,074
Other financing activities, net	(6,836)	(37,872)
Net cash provided by (used in) financing activities	(215,747)	343,687
Effect of exchange rates on cash and cash equivalents	14,521	(19,216)
Net increase (decrease) in cash and cash equivalents	(70,514)	40,019
Cash and cash equivalents, beginning of period	1,607,570	1,628,408
Cash and cash equivalents, end of period	$1,537,056	$1,668,427

Non-cash investing activity:
Unpaid purchases of property and equipment	$67,633	$99,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION

Organization of the Company

Flex Ltd., formerly Flextronics International Ltd., ("Flex", or the "Company") was incorporated in the Republic of Singapore in May 1990. The Company's operations have expanded over the years through a combination of organic growth and acquisitions. The Company is a globally-recognized leading provider of innovative design, engineering, manufacturing, and supply chain services and solutions that span from sketch to scaletm; from conceptual sketch to full-scale production. The Company designs, builds, ships and services complete packaged consumer electronics and industrial products for original equipment manufacturers ("OEMs"), through its activities in the following segments: High Reliability Solutions ("HRS"), which is comprised of its medical business including consumer health, digital health, disposables, drug delivery, diagnostics, life sciences and imaging equipment; automotive business, including vehicle electronics, connectivity, and clean technologies; and defense and aerospace businesses, focused on commercial aviation, defense and military; Consumer Technologies Group ("CTG"), which includes its mobile devices business, including smart phones; consumer electronics business, including connected living, wearable electronics including digital sport, game consoles, and connectivity devices; and high-volume computing business, including various supply chain solutions for notebook personal computers ("PC"), tablets, and printers; in addition, CTG group is expanding its business relationships to include supply chain optimization for non-electronics products such as shoes and clothing; Industrial and Emerging Industries ("IEI"), which is comprised of semiconductor and capital equipment, office solutions, household industrial and lifestyle, industrial automation and kiosks, energy and metering, and lighting; and Communications & Enterprise Compute ("CEC"), includes radio access base stations, remote radio heads, and small cells for wireless infrastructure; optical, routing, broadcasting, and switching products for the data and video networks; server and storage platforms for both enterprise and cloud-based deployments; next generation storage and security appliance products; and rack level solutions, converged infrastructure and software-defined product solutions. The Company's strategy is to provide customers with a full range of cost competitive, vertically integrated global supply chain solutions through which the Company can design, build, ship and service a complete packaged product for its OEM customers. This enables the Company's OEM customers to leverage the Company's supply chain solutions to meet their product requirements throughout the entire product life cycle.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2016 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017.

The first quarters for fiscal year 2017 and fiscal year 2016 ended on July 1, 2016, which is comprised of 92 days in the period, and June 26, 2015, which is comprised of 87 days in the period, respectively. The second quarters for fiscal year 2017 and fiscal year 2016 ended on September 30, 2016 and September 25, 2015, which are comprised of 91 days in both periods, respectively.

The accompanying unaudited condensed consolidated financial statements include the accounts of Flex and its majority-owned subsidiaries, after elimination of intercompany accounts and transactions. The Company consolidates its majority-owned subsidiaries and investments in entities in which the Company has a controlling interest. For the consolidated majority-

owned subsidiaries in which the Company owns less than 100%, the Company recognizes a noncontrolling interest for the ownership of the noncontrolling owners. Noncontrolling interests are presented as a separate component of total shareholders' equity in the condensed consolidated balance sheets. The associated noncontrolling owners' interests are immaterial for all of the periods presented, and are included in interest and other, net in the condensed consolidated statements of operations.

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

Recently Adopted Accounting Pronouncement

In March 2016, the Financial Accounting Standards Board ("FASB") issued new guidance intended to reduce the cost and complexity of the accounting for share-based payments. The new guidance simplifies various aspects of the accounting for share-based payments including income tax effects, withholding requirements and forfeitures. The Company elected to early adopt this new guidance beginning in the first quarter of fiscal year 2017. The guidance eliminates additional paid in capital ("APIC") pools and requires companies to recognize all excess tax benefits and tax deficiencies in the income statement when the awards vest or are settled. It also addresses the presentation of excess tax benefits and employee taxes paid on the statement of cash flows. Prior to adoption, the Company elected to not deduct tax benefits for stock-based compensation awards on its tax returns, and accordingly, did not have any excess tax benefits or tax deficiencies upon adoption. The Company therefore determined that adoption of the new guidance had no impact on the condensed consolidated statement of operations and the condensed consolidated statement of cash flows. Further, the new guidance eliminates the requirement to estimate forfeitures and reduce stock compensation expense during the vesting period. Instead, companies can elect to account for actual forfeitures as they occur and record any previously unrecognized compensation expense for estimated forfeitures up to the period of adoption as a retrospective adjustment to beginning retained earnings. The Company has made the election to account for actual forfeitures as they occur starting in fiscal year 2017. After assessment, it was determined that the cumulative effect adjustment required under the new guidance was immaterial and therefore the Company did not record a retrospective adjustment. The Company finally determined that the adoption of this guidance did not have a significant impact on the consolidated financial position, results of operations and cash flows of the Company.

Recently Issued Accounting Pronouncement

In August 2016, the FASB issued new guidance intended to address specific cash flow issues with the objective of reducing the existing diversity in practice. This guidance is effective for the Company beginning in the first quarter of fiscal year 2019, with early application permitted. The Company is currently assessing the impact of this update and the timing of adoption.

2.  BALANCE SHEET ITEMS

Inventories

The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of September 30, 2016	As of March 31, 2016
	(In thousands)
Raw materials	$2,443,372	$2,234,512
Work-in-progress	477,896	561,282
Finished goods	640,949	695,862
	$3,562,217	$3,491,656

Goodwill and Other Intangible Assets

The following table summarizes the activity in the Company’s goodwill account for each of its four segments during the six-month period ended September 30, 2016:

	HRS	CTG	IEI	CEC	Amount
	(In thousands)
Balance, beginning of the year	$439,336	$68,234	$322,803	$111,693	$942,066
Additions (1)	—	39,822	16,031	—	55,853
Divestitures (2)	(1,787)	—	(2,640)	—	(4,427)
Purchase accounting adjustments (3)	794	—	—	—	794
Foreign currency translation adjustments	(2,592)	—	—	—	(2,592)
Balance, end of the period	$435,751	$108,056	$336,194	$111,693	$991,694

(1)
The goodwill generated from the Company’s business combinations completed during the six-month period ended September 30, 2016 is primarily related to value placed on the acquired employee workforces, service offerings and capabilities of the acquired businesses. The goodwill is not deductible for income tax purposes. See note 10 for additional information.

(2)
During the six-month period ended September 30, 2016, the Company disposed of two non-strategic businesses within the IEI and HRS segments, and recorded an aggregate reduction of goodwill of $4.4 million accordingly, which is included in the loss on sale in other expense on the condensed consolidated statement of operations.

(3)
Includes adjustments to estimates resulting from the finalization of management's review of the valuation of assets acquired and liabilities assumed through certain business combinations completed in a period subsequent to the respective acquisition. These adjustments were not individually, nor in the aggregate, significant to the Company.

The components of acquired intangible assets are as follows:

	As of September 30, 2016			As of March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets:
Customer-related intangibles	$261,695	$(89,596)	$172,099	$223,046	$(66,473)	$156,573
Licenses and other intangibles	290,020	(58,050)	231,970	285,053	(37,872)	247,181
Total	$551,715	$(147,646)	$404,069	$508,099	$(104,345)	$403,754

The gross carrying amounts of intangible assets are removed when fully amortized. During the six-month period ended September 30, 2016, the total value of intangible assets increased primarily as a result of three acquisitions. The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2017 (1)	$40,069
2018	68,052
2019	61,398
2020	52,804
2021	48,562
Thereafter	133,184
Total amortization expense	$404,069
____________________________________________________________

(1)	Represents estimated amortization for the remaining six-month period ending March 31, 2017.

Other Current Assets

Other current assets include approximately $461.5 million and $501.1 million as of September 30, 2016 and March 31, 2016, respectively, for the deferred purchase price receivable from the Company's Global and North American Asset-Backed Securitization programs. See note 8 for additional information.

Also included in other current assets is the remaining value of certain assets purchased on behalf of a customer and financed by a third party banking institution in the amounts of $83.9 million and $83.6 million as of September 30, 2016 and March 31, 2016, respectively, the nature of which is more fully discussed in Note 17, "Business and Asset Acquisitions" to the Company's Form 10-K for the year ended March 31, 2016.

Other Current Liabilities

Other current liabilities include customer working capital advances of $223.9 million and $253.7 million, customer-related accruals of $511.7 million and $479.5 million, and deferred revenue of $302.9 million and $332.3 million as of September 30, 2016 and March 31, 2016, respectively. The customer working capital advances are not interest-bearing, do not have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production. Other current liabilities also include the outstanding balance due to the third party banking institution related to the financed equipment discussed above of $90.6 million and $122.0 million as of September 30, 2016 and March 31, 2016, respectively.

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

The following table summarizes the Company’s share-based compensation expense:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
	(In thousands)
Cost of sales	$2,636	$2,015	$5,069	$4,033
Selling, general and administrative expenses	20,097	14,185	41,461	28,293
Total share-based compensation expense	$22,733	$16,200	$46,530	$32,326

The 2010 Equity Incentive Plan

Total unrecognized compensation expense related to share options under the 2010 Plan is not significant. As of September 30, 2016, the number of options outstanding and exercisable under the 2010 Plan was 0.2 million, for both, and at a weighted-average exercise price of $9.27 per share and $9.23 per share, respectively.

During the six-month period ended September 30, 2016, the Company granted 5.9 million unvested share bonus awards under the 2010 Plan. Of this amount, approximately 5.0 million unvested share bonus awards have an average grant date price of $12.81 per share. Further, approximately 0.7 million of these unvested shares represents the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions. The average grant date fair value of these awards contingent on certain market conditions was estimated to be $17.57 per award and was calculated using a Monte Carlo simulation. The remaining 0.2 million of unvested share bonus awards under the 2010 Plan have an average grant date price of $12.82 per share and represents the target amount of grants made to certain executive officers whereby vesting is contingent on meeting certain free cash flow targets. The number of shares under the 2010 Plan, contingent on market conditions that ultimately will vest range from zero up to a maximum of 1.4 million based on a measurement of the percentile rank of the Company’s total shareholder return over a certain specified period against the Standard and Poor’s (“S&P”) 500 Composite Index and will cliff vest after a period of three years, if such market conditions have been met. The number of shares under the 2010 Plan, contingent on free cash flow targets that ultimately will vest range from zero up to a maximum of 0.4 million of the target payment based on a measurement of cumulative three-year increase of free cash flow from operations of the Company, and will cliff vest after a period of three years.

As of September 30, 2016, approximately 15.9 million unvested share bonus awards under the 2010 Plan were outstanding, of which vesting for a targeted amount of 2.3 million is contingent primarily on meeting certain market conditions. The number of shares that will ultimately be issued can range from zero to 4.6 million based on the achievement levels of the respective conditions. During the six-month period ended September 30, 2016, 3.5 million shares under the 2010 Plan vested in connection with the share bonus awards with market conditions granted in fiscal year 2014.

As of September 30, 2016, total unrecognized compensation expense related to unvested share bonus awards under the 2010 Plan is $159.5 million, and will be recognized over a weighted-average remaining vesting period of 2.8 years. Approximately $26.3 million of the total unrecognized compensation cost, is related to awards under the 2010 Plan whereby vesting is contingent on meeting certain market conditions.

The 2014 NEXTracker Equity Incentive Plan

All shares previously granted under the NEXTracker plan are the result of the Company's conversion of all outstanding, unvested shares of NEXTracker into unvested shares of the Company, as part of the acquisition. Therefore, no additional share options or share bonus awards were granted by the Company during the six-month period ended September 30, 2016.

As of September 30, 2016, total unrecognized compensation expense related to share options under the NEXTracker Plan is $11.1 million, and will be recognized over a weighted-average remaining vesting period of 2.3 years. As of September 30, 2016, the number of options outstanding and exercisable was 2.2 million and 0.6 million, respectively, at a weighted-average exercise price of $3.44 per share and $2.72 per share, respectively.

As of September 30, 2016, approximately 2.3 million unvested share bonus awards were outstanding. The total unrecognized compensation expense related to unvested share bonus awards under the NEXTracker Plan is $12.2 million, and will be recognized over a weighted-average remaining vesting period of 2.0 years.

The BrightBox Technologies 2013 Plan

During the first quarter of fiscal year 2017, the Company granted 0.2 million share options under the BrightBox Plan, at an average grant date fair value price of $11.99 per share, and with a vesting period of three years from the vesting commencement date. All shares granted under the BrightBox plan are the result of the Company's conversion of all outstanding, unvested shares of BrightBox into unvested shares of the Company, as part of the acquisition. No additional grants will be made out of this plan in the future.

As of September 30, 2016, total unrecognized compensation expense related to share options under the BrightBox Plan is $1.6 million, and will be recognized over a weighted-average remaining vesting period of 2.6 years. As of September 30, 2016, the number of options outstanding was 0.2 million, at a weighted-average exercise price of $0.51 per share. No options under this plan were exercisable as of September 30, 2016.

4.  EARNINGS PER SHARE

The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share attributable to the shareholders of Flex Ltd.:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
	(In thousands, except per share amounts)
Net income (loss)	$(2,508)	$122,977	$103,221	$233,827
Shares used in computation:
Weighted-average ordinary shares outstanding	544,055	563,333	544,353	564,417
Basic earnings (losses) per share	$0.00	$0.22	$0.19	$0.41

Diluted earnings (losses) per share:
Net income (loss)	$(2,508)	$122,977	$103,221	$233,827
Shares used in computation:
Weighted-average ordinary shares outstanding	544,055	563,333	544,353	564,417
Weighted-average ordinary share equivalents from stock options and awards (1) (2)	—	6,322	5,581	8,871
Weighted-average ordinary shares and ordinary share equivalents outstanding	544,055	569,655	549,934	573,288
Diluted earnings (losses) per share	$0.00	$0.22	$0.19	$0.41

____________________________________________________________
(1)         As a result of the Company's net loss, ordinary share equivalents from approximately 4.3 million options and share bonus awards were excluded from the calculation of diluted earnings (losses) per share for the three-month period ended September 30, 2016. Options to purchase ordinary shares of 1.7 million and 1.1 million during the three-month periods ended September 30, 2016 and September 25, 2015, respectively, and share bonus awards of 3.4 million and 5.3 million for the three-month period ended September 30, 2016 and September 25, 2015, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

(2)         Options to purchase ordinary shares of 0.9 million and 1.2 million during the six-month periods ended September 30, 2016 and September 25, 2015, respectively, and share bonus awards of 2.9 million for the six-month period ended September 25, 2015 were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents. An immaterial amount of anti-dilutive share bonus awards was excluded for the six-month period ended September 30, 2016.

5.  INTEREST AND OTHER, NET

During the three-month and six-month periods ended September 30, 2016, the Company recognized interest expense of $26.5 million and $53.4 million, respectively, on its debt obligations outstanding during the periods. During the three-month and six-month periods ended September 25, 2015, the Company recognized interest expense of $25.1 million and $45.2 million, respectively.

6.  FINANCIAL INSTRUMENTS

Foreign Currency Contracts

The Company primarily enters into forward contracts and foreign currency swap contracts to manage the foreign currency risk associated with monetary accounts and anticipated foreign currency denominated transactions. The Company hedges committed exposures and does not engage in speculative transactions. As of September 30, 2016, the aggregate notional amount of the Company’s outstanding foreign currency contracts was $4.2 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	874,000	—	$130,927	$—
EUR	23,090	104,160	25,842	118,953
HUF	15,775,600	—	57,280	—
ILS	112,280	—	29,891	—
INR	1,282,982	—	18,600	—
MXN	1,673,000	—	85,680	—
MYR	153,000	7,000	36,970	1,691
PLN	62,840	—	16,379	—
Other	N/A	N/A	35,271	12,350
			436,840	132,994
Other Foreign Currency Contracts
BRL	—	392,000	—	120,653
CHF	8,960	21,150	9,210	21,739
CNY	2,582,317	—	386,097	—
DKK	167,400	157,200	25,141	23,609
EUR	869,642	1,150,415	973,337	1,287,735
GBP	32,336	58,752	42,023	76,386
HUF	21,422,970	19,425,090	77,786	70,532
ILS	58,900	91,420	15,680	24,338
INR	2,780,000	26,687	41,817	400
MXN	1,808,051	637,803	93,003	32,889
MYR	348,477	20,200	84,204	4,881
PLN	122,136	73,747	31,834	19,222
SEK	225,946	298,985	26,294	34,857
SGD	43,274	3,620	31,775	2,658
Other	N/A	N/A	45,748	34,906
			1,883,949	1,754,805

Total Notional Contract Value in USD			$2,320,789	$1,887,799

As of September 30, 2016, the fair value of the Company’s short-term foreign currency contracts was not material and is included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the condensed consolidated statements of operations. As of September 30, 2016 and March 31, 2016, the Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. These deferred losses were not material as of September 30, 2016, and are expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations primarily over the next twelve-month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal periods presented and are included as a component of interest and other, net in the condensed consolidated statements of operations.

The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2016	March 31, 2016	Balance Sheet Location	September 30, 2016	March 31, 2016
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$6,253	$5,510	Other current liabilities	$4,456	$2,446

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$5,226	$17,138	Other current liabilities	$6,361	$18,645

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

7.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	September 30, 2016			September 25, 2015
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(40,174)	$(84,532)	$(124,706)	$(55,437)	$(109,456)	$(164,893)
Other comprehensive gain (loss) before reclassifications	(1,169)	4,213	3,044	(13,818)	(30,267)	(44,085)
Net (gain) losses reclassified from accumulated other comprehensive loss	(890)	—	(890)	8,274	—	8,274
Net current-period other comprehensive gain (loss)	(2,059)	4,213	2,154	(5,544)	(30,267)	(35,811)
Ending balance	$(42,233)	$(80,319)	$(122,552)	$(60,981)	$(139,723)	$(200,704)

	Six-Month Periods Ended
	September 30, 2016			September 25, 2015
	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(41,522)	$(94,393)	$(135,915)	$(68,266)	$(112,239)	$(180,505)
Other comprehensive gain (loss) before reclassifications	324	14,299	14,623	(14,419)	(27,636)	(42,055)
Net (gains) losses reclassified from accumulated other comprehensive loss	(1,035)	(225)	(1,260)	21,704	152	21,856
Net current-period other comprehensive gain (loss)	(711)	14,074	13,363	7,285	(27,484)	(20,199)
Ending balance	$(42,233)	$(80,319)	$(122,552)	$(60,981)	$(139,723)	$(200,704)

Net gains reclassified from accumulated other comprehensive loss during the six-month period ended September 30, 2016 relating to derivative instruments and other includes $1.9 million attributable to the Company’s cash flow hedge instruments which were primarily recognized as a component of cost of sales in the condensed consolidated statement of operations.

Net losses reclassified from accumulated other comprehensive loss during the six-month period ended September 25, 2015 relating to derivative instruments and other includes $20.7 million attributable to the Company’s cash flow hedge instruments which were recognized as a component of cost of sales in the condensed consolidated statement of operations.

Substantially all unrealized losses relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three-month and six-month periods ended September 25, 2015, was recognized as a component of cost of sales in the condensed consolidated statement of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges.

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

The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.1% to 0.5% of serviced receivables per annum. Servicing fees recognized during the three-month and six-month periods ended September 30, 2016 and September 25, 2015 were not material and are included in interest and other, net within the condensed consolidated statements of operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets and liabilities are recognized.

As of September 30, 2016, approximately $1.3 billion of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds of approximately $851.0 million and deferred purchase price receivables of approximately $461.5 million. As of March 31, 2016, approximately $1.4 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $880.8 million and deferred purchase price receivables of approximately $501.1 million. The portion of the purchase price for the receivables which is not paid by the unaffiliated financial institutions in cash is a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in other current assets as of September 30, 2016 and March 31, 2016, and were carried at the expected recovery amount of the related receivables. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a loss on sale of the related receivables and recorded in interest and other, net in the condensed consolidated statements of operations and were immaterial for all periods presented.

As of September 30, 2016 and March 31, 2016, the accounts receivable balances that were sold under the ABS Programs were removed from the condensed consolidated balance sheets and the net cash proceeds received by the Company were included as cash provided by operating activities in the condensed consolidated statements of cash flows.

For the six-month periods ended September 30, 2016 and September 25, 2015, cash flows from sales of receivables under the ABS Programs consisted of approximately $2.8 billion and $2.4 billion, for transfers of receivables, respectively (of which approximately $92.7 million and $255.3 million, respectively, represented new transfers and the remainder proceeds from collections reinvested in revolving-period transfers).

The following table summarizes the activity in the deferred purchase price receivables account:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
	(In thousands)
Beginning balance	$460,334	$516,287	$501,097	$600,672
Transfers of receivables	760,540	983,677	1,522,724	1,750,725
Collections	(759,330)	(962,345)	(1,562,277)	(1,813,778)
Ending balance	$461,544	$537,619	$461,544	$537,619

Trade Accounts Receivable Sale Programs

The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected was approximately $362.7 million and $339.1 million as of September 30, 2016 and March 31, 2016, respectively. For the six-month periods ended September 30, 2016 and September 25, 2015, total accounts receivable sold to certain third party banking institutions was approximately $0.8 billion and $1.2 billion, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.

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

The following table summarizes the activities related to contingent consideration:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
	(In thousands)
Beginning balance	$75,258	$4,500	$73,423	$4,500
Additions to accrual	—	—	—	—
Payments	(2,221)	—	(2,221)	—
Fair value adjustments	2,577	—	4,412	—
Ending balance	$75,614	$4,500	$75,614	$4,500

The Company values deferred purchase price receivables relating to its asset-backed securitization program based on a discounted cash flow analysis using unobservable inputs (i.e., level 3 inputs), which are primarily risk free interest rates adjusted for the credit quality of the underlying creditor. Due to its high credit quality and short term maturity, the fair value approximates carrying value. Significant increases in either of the major unobservable inputs (credit spread, risk free interest rate) in isolation would result in lower fair value estimates, however the impact is not meaningful. The interrelationship between these inputs is also insignificant. Refer to note 8 for a reconciliation of the change in the deferred purchase price receivable during the three-month and six-month periods ended September 30, 2016 and September 25, 2015.

There were no transfers between levels in the fair value hierarchy during the three-month and six-month periods ended September 30, 2016 and September 25, 2015.

Financial Instruments Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$1,120,831	$—	$1,120,831
Deferred purchase price receivable (Note 8)	—	—	461,544	461,544
Foreign exchange contracts (Note 6)	—	11,479	—	11,479
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	7,497	48,124	—	55,621
Liabilities:				0
Foreign exchange contracts (Note 6)	$—	$(10,817)	$—	$(10,817)
Contingent consideration in connection with business acquisitions	—	—	(75,614)	(75,614)

	Fair Value Measurements as of March 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$1,074,132	$—	$1,074,132
Deferred purchase price receivable (Note 8)	—	—	501,097	501,097
Foreign exchange contracts (Note 6)	—	22,648	—	22,648
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	9,228	40,556	—	49,784
Liabilities:				0
Foreign exchange contracts (Note 6)	$—	$(21,091)	$—	$(21,091)
Contingent consideration in connection with business acquisitions	—	—	(73,423)	(73,423)

Other financial instruments

The following table presents the Company’s debt not carried at fair value:

	As of September 30, 2016		As of March 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)
Term Loan, including current portion, due in installments through August 2018	$570,000	$568,222	$577,500	$573,533	Level 1
Term Loan, including current portion, due in installments through March 2019	525,000	520,406	547,500	542,709	Level 1
4.625% Notes due February 2020	500,000	536,250	500,000	524,735	Level 1
5.000% Notes due February 2023	500,000	550,000	500,000	507,500	Level 1
4.750% Notes due June 2025	595,782	639,000	595,589	604,926	Level 1
Total	$2,690,782	$2,813,878	$2,720,589	$2,753,403

The term loans and Notes due February 2020, February 2023 and June 2025 are valued based on broker trading prices in active markets.

The Company values its €50 million (approximately $56.1 million as of September 30, 2016), 5-year, unsecured, term-loan due September 30, 2020 based on the current market rate, and as of September 30, 2016, the carrying amount approximates fair value.

10. BUSINESS AND ASSET ACQUISITIONS & DIVESTITURES

Business and asset acquisitions

During the six-month period ended September 30, 2016, the Company completed three acquisitions that were not individually, nor in the aggregate, significant to the consolidated financial position, results of operations and cash flows of the Company. Most notably is the Company’s acquisition of two manufacturing and development facilities from Bose Corporation (“Bose”), a global leader in audio systems. The acquisition expanded the Company’s capabilities in the audio market and is included in the CTG segment. The other acquired businesses strengthen the Company's capabilities in the energy market within the IEI segment. The Company paid a total of $189.3 million, net of cash acquired, of which $171.6 million, net of $17.8 million of cash acquired is related to the Bose acquisition. The Company acquired primarily $73.6 million of inventory, $66.8 million of property and equipment, recorded goodwill of $52.8 million and intangible assets of $44.9 million substantially related to Bose. The intangibles will amortize over a weighted-average estimated useful life of 7.4 years. In connection with these acquisitions, the Company assumed $57.5 million in other liabilities including additional consideration of $28.0 million payable to Bose by the end of fiscal year 2017. Further, the equity incentive plan of one of the acquirees was assumed as part of the acquisition.

The results of operations for each of the acquisitions completed in fiscal year 2017, including the Bose acquisition, were included in the Company’s consolidated financial results beginning on the date of each acquisition, and the total amount of net income and revenue of the acquisitions, collectively, were immaterial to the Company's consolidated financial results for the three-month and six-month periods ended September 30, 2016. Pro-forma results of operations for the acquisitions completed in fiscal year 2017 have not been presented because the effects, individually and in the aggregate, were not material to the Company’s consolidated financial results for all periods presented.

The total amount of net income and revenue for the acquisitions completed in fiscal year 2016, collectively, was not material to the Company’s consolidated financial results for the three-month and six-month period ended September 30, 2016. On a pro-forma basis, and assuming the fiscal year 2016 acquisitions occurred on the first day of that fiscal year, or April 1, 2015, the Company's net income would have been estimated to be $130.1 million and $243.1 million for the three-month and six-month periods ended September 25, 2015, respectively. Pro-forma revenue for the acquisitions in fiscal year 2016 has not been presented because the effect, collectively, was not material to the Company’s consolidated revenues for all periods presented.

The Company is in the process of evaluating the fair value of the assets and liabilities related to business combinations completed during fiscal year 2017. Additional information, which existed as of the acquisition date, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the date of acquisition. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill during the respective measurement periods.

Divestitures

During the six-month period ended September 30, 2016, the Company disposed of two non-strategic businesses within the HRS and IEI segments. The Company received $33.0 million of proceeds, net of an immaterial amount of cash held in one of the divested businesses. The property and equipment and various other assets sold, and liabilities transferred were not material to the Company's consolidated financial results. The loss on disposition was not material to the Company’s consolidated financial results, and is included in other charges, net in the condensed consolidated statements of operations for the six-month period ended September 30, 2016.

11.  COMMITMENTS AND CONTINGENCIES

Litigation and other legal matters

During the third quarter of fiscal year 2014, one of the Company's Brazilian subsidiaries received an assessment for certain sales and import taxes. The tax assessment notice was for nine months of calendar year 2010 for an alleged amount of 52 million Brazilian reals (approximately USD $16 million based on the exchange rate as of September 30, 2016) plus interest. This assessment is in the second stage of the review process at the administrative level. During the fourth quarter of fiscal year 2016, the same Brazilian subsidiary received a further assessment related to the same import taxes of an additional 57 million Brazilian reals (approximately USD $18 million based on the exchange rate as of September 30, 2016) plus interest. This assessment is in the first stage of the review process at the administrative level. The Company plans to continue to vigorously oppose both of these assessments, as well as any future assessments. The Company is unable to determine the likelihood of an unfavorable outcome of these assessments against our Brazilian subsidiary. While the Company believes there is no legal basis for the alleged liabilities, due to the complexities and uncertainty surrounding the administrative-review and judicial processes in Brazil and the nature of the claims, it is unable to reasonably estimate a range of loss for this assessment or any future assessments that are reasonably possible. The Company does not expect final judicial determination on either of these claims for several years.

During fiscal year 2015, one of the Company's non-operating Brazilian subsidiaries received an assessment of approximately USD $100 million related to income and social contribution taxes, interest and penalties. During the first quarter of fiscal year 2017, the Company received a final favorable judgment in the judicial process reversing the assessment and the case is now closed. As the Company had previously determined there was no legal basis for the assessment, no adjustment was required to be recorded during the first quarter of fiscal year 2017.

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

12.  SHARE REPURCHASES

During the three-month and six-month periods ended September 30, 2016, the Company repurchased 6.9 million shares at an aggregate purchase price of $90.0 million, and 14.2 million shares at an aggregate purchase price of $181.0 million, respectively, and retired all of these shares.

Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $500 million in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Annual General Meeting held on August 24, 2016. As of September 30, 2016, shares in the aggregate amount of $450.2 million were available to be repurchased under the current plan.

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

An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, restructuring charges, distressed customer charges, other charges (income), net and interest and other, net.

Selected financial information by segment is as follows:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
	(In thousands)
Net sales:
Communications & Enterprise Compute	$2,101,922	$2,204,966	$4,297,912	$4,171,528
Consumer Technology Group	1,664,736	2,011,089	2,978,518	3,576,052
Industrial & Emerging Industries	1,242,722	1,145,842	2,531,737	2,275,981
High Reliability Solutions	999,145	954,865	2,077,171	1,859,449
	$6,008,525	$6,316,762	$11,885,338	$11,883,010
Segment income and reconciliation of income before tax:
Communications & Enterprise Compute	$52,453	$65,758	$114,352	$122,822
Consumer Technology Group	55,314	41,170	79,948	80,013
Industrial & Emerging Industries	37,363	32,268	87,340	61,268
High Reliability Solutions	78,707	71,199	167,243	131,085
Corporate and Other	(26,902)	(14,075)	(61,702)	(39,786)
Total segment income	196,935	196,320	387,181	355,402
Reconciling items:
Intangible amortization	21,986	16,127	43,584	23,798
Stock-based compensation	22,733	16,200	46,530	32,326
Inventory impairment and other (1)	92,915	—	92,915	—
Restructuring (2)	11,539	—	11,539	—
Other charges, net	8,388	1,678	11,917	1,842
Interest and other, net	24,632	22,035	49,031	38,540
Income before income taxes	$14,742	$140,280	$131,665	$258,896

(1)
During the fourth quarter of fiscal year 2016, the Company accepted return of previously shipped inventory from a former customer, SunEdison, Inc. ("SunEdison"), of approximately $90 million. On April 21, 2016, SunEdison filed a petition for reorganization under bankruptcy law, and as a result, the Company recognized a bad debt reserve of $61.0 million as of March 31, 2016, associated with its outstanding SunEdison receivables.

During the three-month period ended September 30, 2016, prices for solar panel modules declined significantly. The Company determined that certain solar panel inventory on hand as of September 30, 2016 was not fully recoverable and recorded a charge of $60.0 million to reduce the carrying costs to market in the three and six-month periods ended September 30, 2016. The Company also recognized a $16.0 million impairment charge for solar module equipment and $16.9 million primarily related to negative margin sales and other associated solar panel direct costs incurred during the same periods. The total charge of $92.9 million is included in cost of sales for the three and six-month periods ended September 30, 2016 but is excluded from segment results above.

(2)
The Company has initiated a plan to rationalize the current footprint at existing sites including corporate SG&A functions and to continue to shift the talent base in support of its sketch to scaletm initiatives. As part of this plan, approximately $11.5 million was recognized in the quarter ended September 30, 2016. The Company expects to finalize the plan by the end of fiscal year 2017.

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

14.  SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Flex Ltd. (“Parent”) has three tranches of Notes of $500 million, $500 million, and $600 million, respectively, each outstanding, which mature on February 15, 2020, February 15, 2023 and June 15, 2025, respectively. These Notes are senior unsecured obligations, and are guaranteed, fully and unconditionally, jointly and severally, on an unsecured basis, by certain of the Company’s 100% owned subsidiaries (the “guarantor subsidiaries”). These subsidiary guarantees will terminate upon 1) a sale or other disposition of the guarantor or the sale or disposition of all or substantially all the assets of the guarantor (other than to the Parent or a subsidiary); 2) such guarantor ceasing to be a guarantor or a borrower under the Company’s Term Loan Agreement and the Revolving Line of Credit; 3) defeasance or discharge of the Notes, as provided in the Notes indenture; or 4) if at any time the Notes are rated investment grade, provided that each rating agency confirms that the Notes will continue to be rated investment grade after the Note Guaranties are terminated.

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

Condensed Consolidating Balance Sheets as of September 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$823,435	$122,531	$591,090	$—	$1,537,056
Accounts receivable	—	941,596	1,399,797	—	2,341,393
Inventories	—	1,545,142	2,017,075	—	3,562,217
Inter company receivable	9,952,291	7,457,490	14,178,475	(31,588,256)	—
Other current assets	2,947	179,553	835,454	—	1,017,954
Total current assets	10,778,673	10,246,312	19,021,891	(31,588,256)	8,458,620
Property and equipment, net	—	576,336	1,759,623	—	2,335,959
Goodwill and other intangible assets, net	1,239	90,316	1,304,208	—	1,395,763
Other assets	2,224,133	276,072	2,001,421	(4,030,834)	470,792
Investment in subsidiaries	2,739,759	3,274,766	17,932,399	(23,946,924)	—
Total assets	$15,743,804	$14,463,802	$42,019,542	$(59,566,014)	$12,661,134

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$58,836	$946	$6,187	$—	$65,969
Accounts payable	—	1,497,129	3,017,437	—	4,514,566
Accrued payroll	—	119,846	290,741	—	410,587
Inter company payable	10,416,283	10,238,176	10,933,797	(31,588,256)	—
Other current liabilities	21,350	796,156	1,045,039	—	1,862,545
Total current liabilities	10,496,469	12,652,253	15,293,201	(31,588,256)	6,853,667
Long term liabilities	2,685,469	2,058,750	2,489,774	(4,030,834)	3,203,159
Flex Ltd. shareholders’ equity (deficit)	2,561,866	(247,201)	24,194,125	(23,946,924)	2,561,866
Noncontrolling interests	—	—	42,442	—	42,442
Total shareholders’ equity (deficit)	2,561,866	(247,201)	24,236,567	(23,946,924)	2,604,308
Total liabilities and shareholders’ equity	$15,743,804	$14,463,802	$42,019,542	$(59,566,014)	$12,661,134

Condensed Consolidating Balance Sheets as of March 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$734,869	$148,201	$724,500	$—	$1,607,570
Accounts receivable	—	729,331	1,315,426	—	2,044,757
Inventories	—	1,482,410	2,009,246	—	3,491,656
Inter company receivable	9,105,728	5,568,392	12,404,722	(27,078,842)	—
Other current assets	2,951	180,842	987,350	—	1,171,143
Total current assets	9,843,548	8,109,176	17,441,244	(27,078,842)	8,315,126
Property and equipment, net	—	553,072	1,704,561	—	2,257,633
Goodwill and other intangible assets, net	175	60,895	1,284,750	—	1,345,820
Other assets	2,249,145	267,034	2,004,437	(4,054,214)	466,402
Investment in subsidiaries	2,815,426	3,010,111	18,175,348	(24,000,885)	—
Total assets	$14,908,294	$12,000,288	$40,610,340	$(55,133,941)	$12,384,981

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$58,836	$946	$5,384	$—	$65,166
Accounts payable	—	1,401,835	2,846,457	—	4,248,292
Accrued payroll	—	114,509	239,038	—	353,547
Inter company payable	9,562,405	7,999,335	9,517,102	(27,078,842)	—
Other current liabilities	33,008	869,470	1,002,722	—	1,905,200
Total current liabilities	9,654,249	10,386,095	13,610,703	(27,078,842)	6,572,205
Long term liabilities	2,683,173	2,063,988	2,514,299	(4,054,214)	3,207,246
Flex Ltd. shareholders’ equity (deficit)	2,570,872	(449,795)	24,450,680	(24,000,885)	2,570,872
Noncontrolling interests	—	—	34,658	—	34,658
Total shareholders’ equity (deficit)	2,570,872	(449,795)	24,485,338	(24,000,885)	2,605,530
Total liabilities and shareholders’ equity	$14,908,294	$12,000,288	$40,610,340	$(55,133,941)	$12,384,981

Condensed Consolidating Statements of Operations for the Three-Month Period Ended September 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$3,991,248	$5,191,500	$(3,174,223)	$6,008,525
Cost of sales	—	3,686,831	5,182,226	(3,174,223)	5,694,834
Gross profit	—	304,417	9,274	—	313,691
Selling, general and administrative expenses	—	75,351	168,592	—	243,943
Intangible amortization	75	717	21,194	—	21,986
Interest and other, net	125,803	243,460	(336,243)	—	33,020
Income (loss) from continuing operations before income taxes	(125,878)	(15,111)	155,731	—	14,742
Provision for income taxes	11	2,476	14,763	—	17,250
Equity in earnings in subsidiaries	123,381	(63,394)	(52,231)	(7,756)	—
Net income (loss)	$(2,508)	$(80,981)	$88,737	$(7,756)	$(2,508)

Condensed Consolidating Statements of Operations for the Three-Month Period Ended September 25, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$4,482,213	$5,514,535	$(3,679,986)	$6,316,762
Cost of sales	—	4,141,254	5,458,578	(3,679,986)	5,919,846
Gross profit	—	340,959	55,957	—	396,916
Selling, general and administrative expenses	—	66,682	150,114	—	216,796
Intangible amortization	75	960	15,092	—	16,127
Interest and other, net	(131,637)	277,002	(121,652)	—	23,713
Income (loss) from continuing operations before income taxes	131,562	(3,685)	12,403	—	140,280
Provision for (benefit from) income taxes	—	(5,658)	22,961	—	17,303
Equity in earnings in subsidiaries	(8,585)	(33,421)	16,794	25,212	—
Net income (loss)	$122,977	$(31,448)	$6,236	$25,212	$122,977

 Condensed Consolidating Statements of Operations for the Six-Month Period Ended September 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$7,821,600	$9,528,146	$(5,464,408)	$11,885,338
Cost of sales	—	7,100,113	9,529,947	(5,464,408)	11,165,652
Gross profit	—	721,487	(1,801)	—	719,686
Selling, general and administrative expenses	—	145,321	338,168	—	483,489
Intangible amortization	150	1,434	42,000	—	43,584
Interest and other, net	(190,588)	659,777	(408,241)	—	60,948
Income (loss) from continuing operations before income taxes	190,438	(85,045)	26,272	—	131,665
Provision for income taxes	11	3,070	25,363	—	28,444
Equity in earnings in subsidiaries	(87,206)	(64,121)	(74,336)	225,663	—
Net income (loss)	$103,221	$(152,236)	$(73,427)	$225,663	$103,221

Condensed Consolidating Statements of Operations for the Six-Month Period Ended September 25, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$8,528,598	$9,450,050	$(6,095,638)	$11,883,010
Cost of sales	—	7,785,313	9,444,078	(6,095,638)	11,133,753
Gross profit	—	743,285	5,972	—	749,257
Selling, general and administrative expenses	—	130,238	295,943	—	426,181
Intangible amortization	150	1,921	21,727	—	23,798
Interest and other, net	(397,020)	613,414	(176,012)	—	40,382
Income (loss) from continuing operations before income taxes	396,870	(2,288)	(135,686)	—	258,896
Provision for income taxes	—	3,441	21,628	—	25,069
Equity in earnings in subsidiaries	(163,043)	(51,830)	52,755	162,118	—
Net income (loss)	$233,827	$(57,559)	$(104,559)	$162,118	$233,827

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three-Month Period Ended September 30, 2016

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$(2,508)	$(80,981)	$88,737	$(7,756)	$(2,508)
Other comprehensive income:
Foreign currency translation adjustments, net of zero tax	4,213	(7,528)	(3,368)	10,896	4,213
Unrealized gain (loss) on derivative instruments and other, net of zero tax	(2,059)	1,050	(2,059)	1,009	(2,059)
Comprehensive income (loss)	$(354)	$(87,459)	$83,310	$4,149	$(354)

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three-Month Period Ended September 25, 2015

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$122,977	$(31,448)	$6,236	$25,212	$122,977
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(30,267)	(33,696)	(30,633)	64,329	(30,267)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	(5,544)	1,160	(5,544)	4,384	(5,544)
Comprehensive income (loss)	$87,166	$(63,984)	$(29,941)	$93,925	$87,166

 Condensed Consolidating Statements of Comprehensive Income (Loss) for the Six-Month Period Ended September 30, 2016

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$103,221	$(152,236)	$(73,427)	$225,663	$103,221
Other comprehensive income (loss):	0
Foreign currency translation adjustments, net of zero tax	14,074	10,181	21,395	(31,576)	14,074
Unrealized gain (loss) on derivative instruments and other, net of zero tax	(711)	3,500	(711)	(2,789)	(711)
Comprehensive income (loss)	$116,584	$(138,555)	$(52,743)	$191,298	$116,584

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Six-Month Period Ended September 25, 2015

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$233,827	$(57,559)	$(104,559)	$162,118	$233,827
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(27,484)	(57,186)	(51,530)	108,716	(27,484)
Unrealized gain on derivative instruments and other, net of zero tax	7,285	5,785	7,285	(13,070)	7,285
Comprehensive income (loss)	$213,628	$(108,960)	$(148,804)	$257,764	$213,628

Condensed Consolidating Statements of Cash Flows for the Six-Month Period Ended September 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$157,337	$(390,057)	$776,305	$(33)	$543,552
Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(92,393)	(186,982)	—	(279,375)
Acquisition of businesses, net of cash acquired	—	(80,339)	(109,556)	—	(189,895)
Proceeds from divestiture of businesses, net of cash held in divested businesses	—	20,500	15,573	—	36,073
Investing cash flows to affiliates	(426,040)	(2,041,309)	(669,967)	3,137,316	—
Other investing activities, net	(1,213)	(7,051)	28,621	—	20,357
Net cash used in investing activities	(427,253)	(2,200,592)	(922,311)	3,137,316	(412,840)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	74,944	—	91	—	75,035
Repayments of bank borrowings, long-term debt and capital lease obligations	(105,000)	(3,491)	(2,101)		(110,592)
Payments for repurchases of ordinary shares	(184,698)	—	—	—	(184,698)
Net proceeds from issuance of ordinary shares	11,344	—	—	—	11,344
Financing cash flows from affiliates	539,454	2,581,240	16,589	(3,137,283)	—
Other financing activities, net	30,000	(11,347)	(25,489)	—	(6,836)
Net cash provided by financing activities	366,044	2,566,402	(10,910)	(3,137,283)	(215,747)
Effect of exchange rates on cash and cash equivalents	(7,562)	(1,423)	23,506	—	14,521
Net increase (decrease) in cash and cash equivalents	88,566	(25,670)	(133,410)	—	(70,514)
Cash and cash equivalents, beginning of period	734,869	148,201	724,500	—	1,607,570
Cash and cash equivalents, end of period	$823,435	$122,531	$591,090	$—	$1,537,056

Condensed Consolidating Statements of Cash Flows for the Six-Month Period Ended September 25, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$389,949	$(248,082)	$520,128	$—	$661,995
Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(88,699)	(205,330)	11	(294,018)
Acquisition and divestiture of businesses, net of cash acquired and cash held in divested business	—	(559,442)	(82,471)	—	(641,913)
Investing cash flows from (to) affiliates	(1,326,493)	(836,415)	(1,194,368)	3,357,276	—
Other investing activities, net	—	(22,822)	12,306	—	(10,516)
Net cash used in investing activities	(1,326,493)	(1,507,378)	(1,469,863)	3,357,287	(946,447)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	595,309	209	35	—	595,553
Repayments of bank borrowings, long-term debt and capital lease obligations	(17,507)	(1,039)	(2,544)	—	(21,090)
Payments for repurchases of ordinary shares	(241,978)	—	—	—	(241,978)
Net proceeds from issuance of ordinary shares	49,074	—	—	—	49,074
Financing cash flows from affiliates	435,540	1,811,532	1,110,215	(3,357,287)	—
Other financing activities, net	—	—	(37,872)	—	(37,872)
Net cash provided by financing activities	820,438	1,810,702	1,069,834	(3,357,287)	343,687
Effect of exchange rates on cash and cash equivalents	24,766	2,955	(46,937)	—	(19,216)
Net decrease (increase) in cash and cash equivalents	(91,340)	58,197	73,162	—	40,019
Cash and cash equivalents, beginning of period	608,971	168,272	851,165	—	1,628,408
Cash and cash equivalents, end of period	$517,631	$226,469	$924,327	$—	$1,668,427

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise specifically stated, references in this report to “Flex,” “the Company,” “we,” “us,” “our” and similar terms mean Flex Ltd., formerly known as Flextronics International Ltd., and its subsidiaries.

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

We are one of the world's largest providers of global supply chain solutions, with revenues of $11.9 billion for the six-month period ended September 30, 2016 and $24.4 billion in fiscal year 2016. The following tables set forth the relative percentages and dollar amounts of net sales and net property and equipment, by country, based on the location of our manufacturing sites:

	Three-Month Periods Ended				Six-Month Periods Ended
Net sales:	September 30, 2016		September 25, 2015		September 30, 2016		September 25, 2015
	(In thousands)
China	$1,959,064	32%	$2,340,475	37%	$3,799,916	32%	$4,176,663	35%
Mexico	952,857	16%	943,624	15%	1,868,202	16%	1,850,503	16%
U.S.	708,858	12%	627,757	10%	1,417,268	12%	1,270,346	11%
Malaysia	539,985	9%	566,919	9%	1,112,748	9%	1,112,289	9%
Brazil	417,958	7%	498,697	8%	789,631	7%	982,827	8%
Other	1,429,803	24%	1,339,290	21%	2,897,573	24%	2,490,382	21%
	$6,008,525		$6,316,762		$11,885,338		$11,883,010

	As of		As of
Property and equipment, net:	September 30, 2016		March 31, 2016
	(In thousands)
China	$765,432	33%	$789,571	35%
Mexico	484,418	21%	429,989	19%
U.S.	302,163	13%	330,778	15%
Malaysia	190,161	8%	159,787	7%
Hungary	127,902	5%	107,492	5%
Other	465,883	20%	425,559	19%
	$2,335,959		$2,257,633

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

	Three-Month Periods Ended		Six-Month Periods Ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.8	93.7	93.9	93.7
Gross profit	5.2	6.3	6.1	6.3
Selling, general and administrative expenses	4.1	3.4	4.1	3.6
Intangible amortization	0.4	0.3	0.4	0.2
Interest and other, net	0.4	0.3	0.4	0.3
Other charges, net	0.1	0.0	0.1	0.0
Income before income taxes	0.2	2.3	1.1	2.2
Provision for income taxes	0.3	0.3	0.2	0.2
Net income (loss)	(0.1)%	2.0%	0.9%	2.0%

Net sales

The following table sets forth our net sales by segment and their relative percentages. Historical information has been recast to reflect realignment of customers and/or products between segments to ensure comparability:

	Three-Month Periods Ended				Six-Month Periods Ended
Segments:	September 30, 2016		September 25, 2015		September 30, 2016		September 25, 2015
	(In thousands)
Communications & Enterprise Compute	$2,101,922	35%	$2,204,966	35%	$4,297,912	36%	$4,171,528	35%
Consumer Technology Group	1,664,736	28%	2,011,089	32%	2,978,518	25%	3,576,052	30%
Industrial & Emerging Industries	1,242,722	21%	1,145,842	18%	2,531,737	21%	2,275,981	19%
High Reliability Solutions	999,145	16%	954,865	15%	2,077,171	18%	1,859,449	16%
	$6,008,525		$6,316,762		$11,885,338		$11,883,010

Net sales during the three-month period ended September 30, 2016 totaled $6.0 billion, representing a decrease of approximately $0.3 billion, or 4.9% from $6.3 billion during the three-month period ended September 25, 2015. The overall decline in sales was driven by decreases in two of our segments, with our CTG segment declining $346.4 million, almost entirely due to a decline in demand from our largest smartphone customer Lenovo/Motorola in connection with our exit of a China operation dedicated to them, and a $103.0 million decrease in our CEC segment largely attributable to lower sales within our legacy server and storage business. These decreases were offset by modest increases in our other segments with a $96.9 million increase in our IEI segment driven by contribution from our NEXTracker Inc. ("NEXTracker") acquisition and expansion within our capital equipment business. Also offsetting the declines in CTG and CEC segments was a $44.3 million increase in our HRS segment primarily attributable to successful new program ramps in our automotive and medical businesses. Net sales decreased $290.0 million to $2.9 billion in Asia, while remaining relatively consistent in the Americas and Europe at $2.1 billion and $1.0 billion, respectively.

Net sales during the six-month periods ended September 30, 2016 and September 25, 2015, remained consistent at $11.9 billion. Net sales within our CTG segment decreased by $597.5 million primarily as a result of the decline in demand from our largest smartphone customer Lenovo/Motorola in connection with the exit of the China operation described above, offset by slight increases in each of our other three segments. Net sales increased $213.9 million to $2.2 billion in Europe offset by a decrease of $190.1 million to $5.6 billion in Asia. Sales in the Americas remained relatively consistent at $4.1 billion.

Our ten largest customers, during the three-month and six-month periods ended September 30, 2016, accounted for approximately 42% and 43% of net sales, respectively. No customer accounted for more than 10% of net sales during the three and six-month periods ended September 30, 2016.

Our ten largest customers, during the three-month and six-month periods ended September 25, 2015, accounted for approximately 47% and 46% of net sales, respectively. Lenovo/Motorola accounted for more than 10% of net sales during the three and six-month periods ended September 25, 2015.

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

Gross profit during the three-month period ended September 30, 2016 decreased $83.2 million to $313.7 million, or 5.2% of net sales, from $396.9 million, or 6.3% of net sales, during the three-month period ended September 25, 2015. Gross profit during the six-month period ended September 30, 2016 decreased $29.6 million to $719.7 million, or 6.1% of net sales from $749.3 million, or 6.3% of net sales, during the six-month period ended September 25, 2015. Gross profit for both the three-month and the six-month periods ended September 30, 2016 was negatively impacted by the $92.9 million, or 160 basis points and 70 basis points for the three and six-month periods, respectively, of charges recognized related to the significant decline in prices for solar modules and the slowdown in demand. This negative impact was partially offset by a richer business mix due to a greater concentration of our higher margin HRS business coupled with improved operational efficiencies and improved customer mix in our CTG segment.

Gross margins deteriorated 110 and 20 basis points in the three-month and six-month periods ended September 30, 2016, respectively, compared to that of the three-month and six-month periods ended September 25, 2015, as a result of the various factors described above.

Segment Income

An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock‑based compensation, restructuring charges, distressed customer charges, other charges (income), net and interest and other, net. A portion of amortization and depreciation is allocated to the respective segment together with other general corporate research and development and administrative expenses.

The following table sets forth segment income and margins. Historical information has been recast to reflect realignment of customers and/or products between segments:

	Three-Month Periods Ended				Six-Month Periods Ended
	September 30, 2016		September 25, 2015		September 30, 2016		September 25, 2015
	(In thousands)
Segment income & margin:
Communications & Enterprise Compute	$52,453	2.5%	$65,758	3.0%	$114,352	2.7%	$122,822	2.9%
Consumer Technology Group	55,314	3.3%	41,170	2.0%	79,948	2.7%	80,013	2.2%
Industrial & Emerging Industries	37,363	3.0%	32,268	2.8%	87,340	3.4%	61,268	2.7%
High Reliability Solutions	78,707	7.9%	71,199	7.5%	167,243	8.1%	131,085	7.0%
Corporate and Other	(26,902)		(14,075)		(61,702)		(39,786)
Total segment income	196,935	3.3%	196,320	3.1%	387,181	3.3%	355,402	3.0%
Reconciling items:
Intangible amortization	21,986		16,127		43,584		23,798
Stock-based compensation	22,733		16,200		46,530		32,326
Inventory impairment and other (1)	92,915		—		92,915		—
Restructuring (2)	11,539		—		11,539		—
Other charges, net	8,388		1,678		11,917		1,842
Interest and other, net	24,632		22,035		49,031		38,540
Income before income taxes	$14,742		$140,280		$131,665		$258,896

(1)
During the fourth quarter of fiscal year 2016, the Company accepted return of previously shipped inventory from a former customer, SunEdison, Inc. ("SunEdison"), of approximately $90 million. On April 21, 2016, SunEdison filed a petition for reorganization under bankruptcy law, and as a result, the Company recognized a bad debt reserve of $61.0 million as of March 31, 2016, associated with its outstanding SunEdison receivables.

During the three-month period ended September 30, 2016, prices for solar panel modules declined significantly due to global oversupply and continued deregulation. The Company determined that certain solar panel inventory on hand as of September 30, 2016 was not fully recoverable and recorded a charge of $60.0 million to reduce the carrying costs to market in the three and six-month periods ended September 30, 2016. The Company also recognized a $16.0 million impairment charge for solar module equipment and $16.9 million primarily related to negative margin sales and other associated solar panel direct costs incurred during the same periods. The total charge of $92.9 million is included in cost of sales for the three and six-month periods ended September 30, 2016 but is excluded from segment results above.

(2)
The Company has initiated a plan to rationalize the current footprint at existing sites including corporate SG&A functions and to continue to shift the talent base in support of our sketch to scaletm initiatives. As part of this plan, approximately $11.5 million was recognized in the quarter ended September 30, 2016. The Company expects to finalize the plan by the end of fiscal year 2017.

CEC segment margin decreased 50 basis points, to 2.5% for the three-month period ended September 30, 2016, from 3.0% during the three-month period ended September 25, 2015 due to lower capacity utilization causing reduced overhead absorption, as well as incurring incremental costs associated with our proactive repositioning of certain programs and actions to better align CEC's operating structure. CEC segment margin decreased 20 basis points, to 2.7% for the six-month period ended September 30, 2016, from 2.9% during the six-month period ended September 25, 2015 as a result of changes in product mix as well as incurring incremental costs associated with our proactive repositioning of certain programs and actions to better align CEC's operating structure.

CTG segment margin increased 130 and 50 basis points, to 3.3% and 2.7%, respectively, for the three-month and six-month periods ended September 30, 2016, from 2.0% and 2.2%, during the three-month and six-month periods ended September 25, 2015, respectively. The increase is primarily driven by portfolio shift within the CTG product mix with a greater concentration of higher margin consumer products where we provide greater levels of design and engineering value-added content, as well as our exiting of lower margin businesses.

IEI segment margin increased 20 and 70 basis points, to 3.0% and 3.4%, respectively, for the three-month and six-month periods ended September 30, 2016, from 2.8% and 2.7% during the three-month and six-month periods ended September 25, 2015, respectively. The increases are primarily due to contribution from our NEXTracker acquisition, partially offset by underperformance primarily driven by our formerly largest IEI customer, SunEdison, declaring bankruptcy in April 2016.

HRS segment margin increased 40 and 110 basis points, to 7.9% and 8.1%, respectively, for the three-month and six-month periods ended September 30, 2016, from 7.5% and 7.0%, during the three-month and six-month periods ended September 25, 2015, respectively. These improvements are primarily the result of new program launches and richer mix with greater value-added business engagements as a result of greater design and engineering solutions as part of our sketch to scaletm offering in our core HRS business, and contribution from our MCi acquisition since the second quarter of fiscal year 2016.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) was $243.9 million, or 4.1% of net sales, during the three-month period ended September 30, 2016, increasing $27.1 million from $216.8 million, or 3.4% of net sales, during the three-month period ended September 25, 2015. SG&A was $483.5 million, or 4.1% of net sales, during the six-month period ended September 30, 2016, increasing $57.3 million from $426.2 million, or 3.6% of net sales, during the six-month period ended September 25, 2015. The increase in SG&A in dollars and as a percentage of net sales was primarily due to increases in stock-based compensation expense, incremental costs associated with our acquisition of NEXTracker which drives a higher proportional SG&A level and further investments in design and engineering resources by the Company, to support our increased sketch to scaletm initiatives, and to a lesser extent the charges described below.

The Company has initiated a plan to accelerate its ability to support more sketch to scaletm efforts across the company and reposition away from historical legacy programs and structures through rationalizing its current footprint at existing sites and at corporate SG&A functions. The Company estimates that costs associated with its plan will range from $40 million to $60 million in fiscal year 2017, including approximately $11.5 million recognized in the quarter ended September 30, 2016, of which $4.7 million is included in SG&A and $6.8 million is included in cost of sales. The Company expects to finalize the plan by the end of fiscal year 2017.

Intangible amortization

Amortization of intangible assets increased by $5.9 million during the three-month period ended September 30, 2016 to $22.0 million from $16.1 million for the three-month period ended September 25, 2015, and increased by $19.8 million during the six-month period ended September 30, 2016 to $43.6 million from $23.8 million during the six-month period ended September 25, 2015. The increase is primarily due to incremental amortization expense on intangible assets relating to our acquisitions completed during the second half of fiscal year 2016.

Interest and other, net

Interest and other, net was $24.6 million during the three-month period ended September 30, 2016 compared to $22.0 million during the three-month period ended September 25, 2015. The increase in interest and other, net of $2.6 million was primarily due to a decline of $9.1 million of foreign currency gains recognized during the three-month period ended September 30, 2016 primarily related to the Chinese Yuan (CNY). The increase was partially offset by $8.1 million of non-recurring acquisition-related costs incurred during the three-month period ended September 25, 2015.

Interest and other, net was $49.0 million during the six-month period ended September 30, 2016 compared to $38.5 million during the six-month period ended September 25, 2015. The increase in interest and other, net of $10.5 million was primarily as a result of $8.1 million of incremental interest expense mainly from the 4.750% Notes due June 15, 2025 issued during the first quarter of fiscal year 2016, as well as the decline in foreign currency gains recognized, offset by the acquisition-related costs as discussed above.

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

The consolidated effective tax rate was 117.0% and 21.6% for the three-month and six-month periods ended September 30, 2016, respectively, and 12.3% and 9.7% for the three-month and six-month periods ended September 25, 2015, respectively, and varies from the Singapore statutory rate of 17.0% as a result of recognition of earnings in different jurisdictions, operating loss carryforwards, income tax credits, release of previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effect of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia and Israel. We generate most of our revenues and profits from operations outside of Singapore. The effective tax rates for the three and six-month periods ended September 30, 2016 are higher than the effective tax rates for the three and six-month periods ended September 25, 2015 primarily due to the charges related to the solar panel inventory impairment and business exit and the rationalization costs incurred during the three-month period ended September 30, 2016 that were in jurisdictions which resulted in minimal tax benefit thereby increasing the company’s effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, we had cash and cash equivalents of approximately $1.5 billion and bank and other borrowings of approximately $2.7 billion. We have a $1.5 billion revolving credit facility that expires in March 2019, under which there were no borrowings outstanding as of the end of the quarter. As of September 30, 2016, we were in compliance with the covenants under each of our existing credit facilities and indentures.

Cash provided by operating activities was $543.6 million during the six-month period ended September 30, 2016. This resulted from $103.2 million of net income for the period plus adjustments for $337.4 million of non-cash charges such as depreciation, amortization, and other impairment charges (which includes the $60.0 million inventory write-down recorded during the three-month period ended September 30, 2016), and $102.9 million from changes in our operating assets and liabilities. These changes were mainly related to an increase in accounts payable due to timing of payments to suppliers, offset by an increase in accounts receivable driven by the increase in sales activity.

For the quarterly periods indicated, certain key liquidity metrics were as follows:

Three-Month Periods Ended
	September 30, 2016	September 25, 2015
Days in trade accounts receivable	40 days	41 days
Days in inventory	58 days	54 days
Days in accounts payable	72 days	70 days
Cash conversion cycle	26 days	25 days

Days in trade accounts receivable was calculated as average accounts receivable, net of allowance for double accounts, for the current and prior quarters, adding back the reduction in accounts receivable resulting from non-cash accounts receivable sales, divided by annualized sales for the current quarter by day. During the three-month period ended September 30, 2016, days in trade accounts receivable decreased by 1 day compared to the three-month period ended September 25, 2015 largely due to an improvement in our collection efforts and timing of invoicing customers during the current period. Non-cash accounts receivable sales or deferred purchase price receivables included for the purposes of the calculation were $461.5 million and $537.6 million for the quarters ended September 30, 2016 and September 25, 2015, respectively. Deferred purchase price receivables are recorded in other current assets in the condensed consolidated balance sheets. For further information regarding deferred purchase price receivables see note 8 to the condensed consolidated financial statements.

Days in inventory was calculated as the average inventory for the current and prior quarters divided by annualized cost of sales for the respective quarter by day. Days in inventory increased by 4 days during the three-month period ended September 30, 2016, compared to the three-month period ended September 25, 2015, primarily due to lower sales activities in the current quarter.

Days in accounts payable was calculated as the average accounts payable for the current and prior quarters divided by annualized cost of sales for the respective quarter by day. Days in accounts payable increased by 2 days during the three-month period ended September 30, 2016, compared to the three-month period ended September 25, 2015, primarily due to timing of payments, combined with a lower cost of sales attributable to lower sales in the current period compared to the prior year.

Our cash conversion cycle was calculated as the sum of days of inventory and days of account receivables outstanding less days payable outstanding. Our cash conversion cycle increased by 1 day during the three-month period ended September 30, 2016, compared to the three-month period ended September 25, 2015, due to the factors for each of the components in the calculation discussed above.

Cash used in investing activities amounted to $412.8 million during the six-month period ended September 30, 2016. This resulted primarily from $279.4 million of net capital expenditures for property and equipment to expand capability and capacity in support of our automotive and medical businesses and further investments in both automation and expanding technologies to support our innovation services. In addition, $189.9 million was paid primarily for the acquisition of three businesses, net of cash acquired, including $171.6 million, net of $17.8 million of cash acquired related to the acquisition of the manufacturing facilities from Bose. Offsets in other investing activities include $33.0 million received for the sale of two non-strategic businesses, and $26.8 million of proceeds from the sale of certain assets that were purchased on behalf of a customer and financed by a third party banking institution.

We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our free cash flow is calculated as cash from operations less net purchases of property and equipment. Our free cash flows for the six-month period ended September 30, 2016 was $264.2 million compared to $368.0 million for the six-month period ended September 25, 2015. Free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Six-Month Periods Ended
	September 30, 2016	September 25, 2015
	(In thousands)
Net cash provided by operating activities	$543,552	$661,995
Purchases of property and equipment	(305,936)	(296,401)
Proceeds from the disposition of property and equipment	26,561	2,383
Free cash flow	$264,177	$367,977

Cash used in financing activities was $215.7 million during the six-month period ended September 30, 2016, which was primarily for the repurchase of our ordinary shares in the amount of $184.7 million, and $110.6 million for repayment of bank borrowings and long-term debt. These cash outflows were partially offset by $75.0 million of net proceeds from bank borrowings and long-term debt.

Our cash balances are held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months. As of September 30, 2016 approximately half of our cash and cash equivalents was held by foreign subsidiaries outside of Singapore. As of March 31, 2016, over half of our cash and cash equivalents was held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated, under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $916.0 million as of March 31, 2016). Repatriation could result in an additional income tax payment, however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.

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

Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Extraordinary General Meeting which was held on August 24, 2016. During the six-month period ended September 30, 2016, we paid $184.7 million to repurchase shares (under the current and prior repurchase plans) at an average price of $12.69 per share. As of September 30, 2016, shares in the aggregate amount of $450.2 million were available to be repurchased under the current plan.

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

OFF-BALANCE SHEET ARRANGEMENTS

We sell designated pools of trade receivables to unaffiliated financial institutions under our ABS programs, and in addition to cash, we receive a deferred purchase price receivable for each pool of the receivables sold. Each of these deferred purchase price receivables serves as additional credit support to the financial institutions and is recorded at its estimated fair value. As of September 30, 2016 and March 31, 2016, the fair values of our deferred purchase price receivable were approximately $461.5 million and $501.1 million, respectively. As of September 30, 2016 and March 31, 2016, the outstanding balances on receivables sold for cash were $1.2 billion, respectively, under all our accounts receivable sales programs, which are not included in our condensed consolidated balance sheets. For further information see note 8 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the six-month period ended September 30, 2016 as compared to the fiscal year ended March 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2016, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016 such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our second quarter of fiscal year 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of our ordinary shares made by us for the period from July 2, 2016 through September 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2- August 5, 2016 (2)	1,423,900	$12.63	1,423,900	$133,131,627
August 6 - September 2, 2016 (2) (3)	2,789,900	$12.96	2,789,900	$486,005,179
September 3 - September 30, 2016 (3)	2,730,209	$13.13	2,730,209	$450,156,888
Total	6,944,009		6,944,009
____________________________________________________________

(1)
During the period from July 2, 2016 through September 30, 2016, all purchases were made pursuant to the programs discussed below in open market transactions.  All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)
On August 20, 2015, our Board of Directors authorized the repurchase of our outstanding ordinary shares for up to $500 million.  This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of July 1, 2016, we had shares in the aggregate amount of $151.1 million were available to be repurchased under this plan, of which 3.1 million shares in the aggregate amount of $40.1 million were repurchased prior to August 24, 2016 (after which authorization under this plan terminated).

(3)
On August 24, 2016, our Board of Directors authorized the repurchase of our outstanding ordinary shares for up to $500 million.  This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of September 30, 2016, shares in the aggregate amount of $450.2 million were available to be repurchased under the current plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits — See Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEX LTD.
(Registrant)

/s/ Michael M. McNamara
Michael M. McNamara
Chief Executive Officer
(Principal Executive Officer)

Date:	October 28, 2016
/s/ Christopher Collier
Christopher Collier
Chief Financial Officer
(Principal Financial Officer)

Date:	October 28, 2016

EXHIBIT INDEX

			Incorporated by Reference			Filed
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith

3.01	Constitution of Registrant					X
15.01	Letter in lieu of consent of Deloitte & Touche LLP.					X
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

* This exhibit is furnished with this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Flex Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.