Form 10-Q
period 2016-12-31
FLEX LTD.
filed 2017-01-27
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 23, 2017
Ordinary Shares, No Par Value	535,220,962

FLEX LTD.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Report of Independent Registered Public Accounting Firm	3
	Condensed Consolidated Balance Sheets (unaudited) — December 31, 2016 and March 31, 2016	4
	Condensed Consolidated Statements of Operations (unaudited) — Three-Month and Nine-Month Periods Ended December 31, 2016 and December 31, 2015	5
	Condensed Consolidated Statements of Comprehensive Income (unaudited) — Three-Month and Nine-Month Periods Ended December 31, 2016 and December 31, 2015	6
	Condensed Consolidated Statements of Cash Flows (unaudited) — Nine-Month Periods Ended December 31, 2016 and December 31, 2015	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	48
Signatures		49

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flex Ltd.
Singapore

We have reviewed the accompanying condensed consolidated balance sheet of Flex Ltd., formerly Flextronics International Ltd., and subsidiaries (the “Company”) as of December 31, 2016, and the related condensed consolidated statements of operations and of comprehensive income for the three-month and nine-month periods ended December 31, 2016 and December 31, 2015 and the condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2016 and December 31, 2015. These interim financial statements are the responsibility of the Company’s management.

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
January 27, 2017

FLEX LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2016	As of March 31, 2016
	(In thousands, except share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,857,096	$1,607,570
Accounts receivable, net of allowance for doubtful accounts of $60,112 and $64,608 as of December 31, 2016 and March 31, 2016, respectively	2,162,750	2,044,757
Inventories	3,493,617	3,491,656
Other current assets	1,100,159	1,171,143
Total current assets	8,613,622	8,315,126
Property and equipment, net	2,321,536	2,257,633
Goodwill and other intangible assets, net	1,337,321	1,345,820
Other assets	530,570	466,402
Total assets	$12,803,049	$12,384,981

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$68,856	$65,166
Accounts payable	4,699,734	4,248,292
Accrued payroll	357,922	353,547
Other current liabilities	1,751,245	1,905,200
Total current liabilities	6,877,757	6,572,205
Long-term debt, net of current portion	2,797,984	2,709,389
Other liabilities	485,811	497,857
Commitments and contingencies (Note 13)
Shareholders’ equity
Flex Ltd. shareholders’ equity
Ordinary shares, no par value; 586,818,174 and 595,062,966 issued, and 536,578,819 and 544,823,611 outstanding as of December 31, 2016 and March 31, 2016, respectively	6,806,797	6,987,214
Treasury stock, at cost; 50,239,355 shares as of December 31, 2016 and March 31, 2016	(388,215)	(388,215)
Accumulated deficit	(3,659,522)	(3,892,212)
Accumulated other comprehensive loss	(159,165)	(135,915)
Total Flex Ltd. shareholders’ equity	2,599,895	2,570,872
Noncontrolling interests	41,602	34,658
Total shareholders’ equity	2,641,497	2,605,530
Total liabilities and shareholders’ equity	$12,803,049	$12,384,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(In thousands, except per share amounts) (Unaudited)
Net sales	$6,114,999	$6,763,177	$18,000,337	$18,646,187
Cost of sales	5,698,544	6,310,710	16,864,196	17,444,463
Gross profit	416,455	452,467	1,136,141	1,201,724
Selling, general and administrative expenses	231,551	240,617	715,040	666,798
Intangible amortization	18,734	19,319	62,318	43,117
Interest and other, net	22,838	21,566	71,869	60,106
Other charges, net	3,090	44,415	15,007	46,257
Income before income taxes	140,242	126,550	271,907	385,446
Provision for (benefit from) income taxes	10,773	(22,360)	39,217	2,709
Net income	$129,469	$148,910	$232,690	$382,737

Earnings per share
Basic	$0.24	$0.27	$0.43	$0.68
Diluted	$0.24	$0.27	$0.42	$0.67
Weighted-average shares used in computing per share amounts:
Basic	539,638	554,919	542,780	561,070
Diluted	545,022	560,996	548,372	568,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(In thousands) (Unaudited)
Net income	$129,469	$148,910	$232,690	$382,737
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(36,412)	30,063	(22,338)	2,579
Unrealized gain (loss) on derivative instruments and other, net of zero tax	(201)	10,497	(912)	17,782
Comprehensive income	$92,856	$189,470	$209,440	$403,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Periods Ended
	December 31, 2016	December 31, 2015
	(In thousands) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$232,690	$382,737
Depreciation, amortization and other impairment charges	466,813	381,949
Changes in working capital and other	313,685	175,086
Net cash provided by operating activities	1,013,188	939,772
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(413,596)	(418,561)
Proceeds from the disposition of property and equipment	28,056	4,627
Acquisition of businesses, net of cash acquired	(180,259)	(903,845)
Proceeds from divestiture of businesses, net of cash held in divested businesses	36,073	3,603
Other investing activities, net	(49,704)	1,397
Net cash used in investing activities	(579,430)	(1,312,779)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	205,518	755,684
Repayments of bank borrowings and long-term debt	(115,089)	(40,706)
Payments for repurchases of ordinary shares	(259,658)	(331,690)
Net proceeds from issuance of ordinary shares	11,978	52,950
Other financing activities, net	(47,302)	(49,742)
Net cash (used in) provided by financing activities	(204,553)	386,496
Effect of exchange rates on cash and cash equivalents	20,321	(7,703)
Net increase in cash and cash equivalents	249,526	5,786
Cash and cash equivalents, beginning of period	1,607,570	1,628,408
Cash and cash equivalents, end of period	$1,857,096	$1,634,194

Non-cash investing & financing activity:
Unpaid purchases of property and equipment	$70,092	$82,024
Customer-related third party banking institution financing net settlement	$90,576	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION

Organization of the Company

Flex Ltd., formerly Flextronics International Ltd., ("Flex", or the "Company") was incorporated in the Republic of Singapore in May 1990. The Company's operations have expanded over the years through a combination of organic growth and acquisitions. The Company is a globally-recognized leading provider of innovative design, engineering, manufacturing, and supply chain services and solutions that span from Sketch-to-Scaletm; from conceptual sketch to full-scale production. The Company designs, builds, ships and services complete packaged consumer electronics and industrial products for original equipment manufacturers ("OEMs"), through its activities in the following segments: High Reliability Solutions ("HRS"), which is comprised of its medical business including consumer health, digital health, disposables, drug delivery, diagnostics, life sciences and imaging equipment; automotive business, including vehicle electronics, connectivity, and clean technologies; and defense and aerospace businesses, focused on commercial aviation, defense and military; Consumer Technologies Group ("CTG"), which includes its mobile devices business, including smart phones; consumer electronics business, including connected living, wearable electronics including digital sport, game consoles, and connectivity devices; and high-volume computing business, including various supply chain solutions for notebook personal computers ("PC"), tablets, and printers; in addition, CTG group is expanding its business relationships to include supply chain optimization for non-electronics products such as shoes and clothing; Industrial and Emerging Industries ("IEI"), which is comprised of semiconductor and capital equipment, office solutions, household industrial and lifestyle, industrial automation and kiosks, energy and metering, and lighting; and Communications & Enterprise Compute ("CEC"), includes radio access base stations, remote radio heads, and small cells for wireless infrastructure; optical, routing, broadcasting, and switching products for the data and video networks; server and storage platforms for both enterprise and cloud-based deployments; next generation storage and security appliance products; and rack level solutions, converged infrastructure and software-defined product solutions. The Company's strategy is to provide customers with a full range of cost competitive, vertically integrated global supply chain solutions through which the Company can design, build, ship and service a complete packaged product for its OEM customers. This enables the Company's OEM customers to leverage the Company's supply chain solutions to meet their product requirements throughout the entire product life cycle.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2016 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017.

The first quarters for fiscal year 2017 and fiscal year 2016 ended on July 1, 2016, which is comprised of 92 days in the period, and June 26, 2015, which is comprised of 87 days in the period, respectively. The second quarters for fiscal year 2017 and fiscal year 2016 ended on September 30, 2016 and September 25, 2015, which are comprised of 91 days in both periods, respectively. The Company's third quarters end on December 31 of each year, which are comprised of 92 days and 97 days for fiscal years 2017 and 2016, respectively.

The accompanying unaudited condensed consolidated financial statements include the accounts of Flex and its majority-owned subsidiaries, after elimination of intercompany accounts and transactions. The Company consolidates its majority-

owned subsidiaries and investments in entities in which the Company has a controlling interest. For the consolidated majority-owned subsidiaries in which the Company owns less than 100%, the Company recognizes a noncontrolling interest for the ownership of the noncontrolling owners. Noncontrolling interests are presented as a separate component of total shareholders' equity in the condensed consolidated balance sheets. The associated noncontrolling owners' interests are immaterial for all of the periods presented, and are included in interest and other, net in the condensed consolidated statements of operations.

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

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. This guidance is effective for the Company beginning in the first quarter of fiscal year 2019, with early application permitted. The guidance may result in more asset acquisitions being accounted for as purchases of assets in lieu of business combinations. The Company intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2019.

In October 2016, the FASB issued new guidance to amend the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity ("VIE") should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. This guidance is effective for the Company beginning in the first quarter of fiscal year 2018, with early adoption permitted. The Company expects the new guidance will have an immaterial impact on its consolidated financial statements, and it intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2018.

In October 2016, the FASB issued new guidance intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This guidance is effective for the Company beginning in the first quarter of fiscal year 2019, with early adoption permitted in the first interim period of fiscal year 2018. The Company intends to early adopt the new guidance starting in the first quarter of fiscal year 2018, with an expected immaterial impact on its consolidated financial statements.

In August 2016, the FASB issued new guidance intended to address specific cash flow issues with the objective of reducing the existing diversity in practice. This guidance is effective for the Company beginning in the first quarter of fiscal year 2019, with early application permitted. The Company is currently assessing the impact of this update and the timing of adoption.

2.  BALANCE SHEET ITEMS

Inventories

The components of inventories, net of applicable lower of cost or market write-downs, were as follows:

	As of December 31, 2016	As of March 31, 2016
	(In thousands)
Raw materials	$2,399,270	$2,234,512
Work-in-progress	436,289	561,282
Finished goods	658,058	695,862
	$3,493,617	$3,491,656

Goodwill and Other Intangible Assets

The following table summarizes the activity in the Company’s goodwill account for each of its four segments during the nine-month period ended December 31, 2016:

	HRS	CTG	IEI	CEC	Amount
	(In thousands)
Balance, beginning of the year	$439,336	$68,234	$322,803	$111,693	$942,066
Additions (1)	—	39,791	17,727	—	57,518
Divestitures (2)	(1,787)	—	(2,640)	—	(4,427)
Purchase accounting adjustments (3)	794	—	—	—	794
Foreign currency translation adjustments (4)	(30,233)	—	—	—	(30,233)
Balance, end of the period	$408,110	$108,025	$337,890	$111,693	$965,718

(1)
The goodwill generated from the Company’s business combinations completed during the nine-month period ended December 31, 2016 is primarily related to value placed on the acquired employee workforces, service offerings and capabilities of the acquired businesses. The goodwill is not deductible for income tax purposes. See note 12 for additional information.

(2)
During the nine-month period ended December 31, 2016, the Company disposed of two non-strategic businesses within the IEI and HRS segments, and recorded an aggregate reduction of goodwill of $4.4 million accordingly, which is included in the loss on sale recorded in other charges, net on the condensed consolidated statement of operations.

(3)
Includes adjustments to estimates resulting from the finalization of management's review of the valuation of assets acquired and liabilities assumed through certain business combinations completed in a period subsequent to the respective acquisition. These adjustments were not individually, nor in the aggregate, significant to the Company.

(4)
During the nine-month period ended December 31, 2016, the Company recorded $30.2 million of foreign currency translation adjustments primarily related to the goodwill associated with the acquisition of Mirror Controls International ("MCi"), as the U.S. Dollar strengthened against the Euro.

The components of acquired intangible assets are as follows:

	As of December 31, 2016			As of March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets:
Customer-related intangibles	$254,991	$(96,655)	$158,336	$223,046	$(66,473)	$156,573
Licenses and other intangibles	279,740	(66,473)	213,267	285,053	(37,872)	247,181
Total	$534,731	$(163,128)	$371,603	$508,099	$(104,345)	$403,754

The gross carrying amounts of intangible assets are removed when fully amortized. During the nine-month period ended December 31, 2016, the total value of intangible assets increased primarily as a result of three acquisitions. The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2017 (1)	$17,977
2018	66,810
2019	60,038
2020	51,054
2021	46,953
Thereafter	128,771
Total amortization expense	$371,603
____________________________________________________________

(1)	Represents estimated amortization for the remaining three-month period ending March 31, 2017.

Other Current Assets

Other current assets include approximately $668.9 million and $501.1 million as of December 31, 2016 and March 31, 2016, respectively, for the deferred purchase price receivable from the Company's Global and North American Asset-Backed Securitization programs. See note 10 for additional information.

Included in other current assets, as of March 31, 2016, was the remaining value of certain assets purchased on behalf of a customer and financed by a third party banking institution in the amount of $83.6 million, the nature of which is more fully discussed in Note 17, "Business and Asset Acquisitions" to the Company's Form 10-K for the year ended March 31, 2016. During the three-month period ended December 31, 2016, the Company entered into an agreement with the third party banking institution and the customer granted a waiver of any amounts owed under the financing arrangement which allowed for a net settlement of the related asset and liability.

Other Assets

During the third quarter of fiscal year 2017, the Company formed a joint venture with RIB Software AG, a provider of technology for the construction industry. This joint venture will offer a fully integrated enterprise software platform for building and housing projects. The Company contributed $60.0 million for a non-controlling interest in this joint venture, and the amount is included in other assets on the condensed consolidated balance sheet using the equity method of accounting. The equity in earnings related to this investment is immaterial to the Company's condensed consolidated statement of operations for the three-month and nine-month periods ended December 31, 2016, and is included in interest and other, net.

Other Current Liabilities

Other current liabilities include customer working capital advances of $228.0 million and $253.7 million, customer-related accruals of $494.5 million and $479.5 million, and deferred revenue of $311.3 million and $332.3 million as of December 31,

2016 and March 31, 2016, respectively. The customer working capital advances are not interest-bearing, do not have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production. As of March 31, 2016, other current liabilities also include the outstanding balance due to the third party banking institution related to the financed equipment discussed above of $122.0 million. As discussed above, during the three-month period ended December 31, 2016, the Company entered into an agreement with the third party banking institution and the customer granted a waiver of any amounts owed under the financing arrangement which provided for a net settlement of the outstanding balance of approximately $90.6 million with the related asset.

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

The following table summarizes the Company’s share-based compensation expense:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(In thousands)
Cost of sales	$2,437	$2,407	$7,506	$6,440
Selling, general and administrative expenses	18,344	21,826	59,805	50,119
Total share-based compensation expense	$20,781	$24,233	$67,311	$56,559

The 2010 Equity Incentive Plan

Total unrecognized compensation expense related to share options under the 2010 Plan is not significant. As of December 31, 2016, the number of options outstanding and exercisable under the 2010 Plan was 0.2 million each, and at a weighted-average exercise price of $8.97 per share and $8.93 per share, respectively.

During the nine-month period ended December 31, 2016, the Company granted 6.3 million unvested share bonus awards under the 2010 Plan. Of this amount, approximately 5.4 million unvested share bonus awards have an average grant date price of $12.93 per share. Further, approximately 0.7 million of these unvested shares represents the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions. The average grant date fair value of these awards contingent on certain market conditions was estimated to be $17.57 per award and was calculated using a Monte Carlo simulation. The remaining 0.2 million of unvested share bonus awards under the 2010 Plan have an average grant date price of $12.82 per share and represents the target amount of grants made to certain executive officers whereby vesting is contingent on meeting certain free cash flow targets. The number of shares under the 2010 Plan, contingent on market conditions that ultimately will vest range from zero up to a maximum of 1.4 million based on a measurement of the percentile rank of the Company’s total shareholder return over a certain specified period against the Standard and Poor’s (“S&P”) 500 Composite Index and will cliff vest after a period of three years, if such market conditions have been met. The number of shares under the 2010 Plan, contingent on free cash flow targets that ultimately will vest range from zero up to a maximum of 0.4 million of the target payment based on a measurement of cumulative three-year increase of free cash flow from operations of the Company, and will cliff vest after a period of three years.

As of December 31, 2016, approximately 15.8 million unvested share bonus awards under the 2010 Plan were outstanding, of which vesting for a targeted amount of 2.3 million is contingent primarily on meeting certain market conditions. The number of shares that will ultimately be issued can range from zero to 4.6 million based on the achievement levels of the respective conditions. During the nine-month period ended December 31, 2016, 3.5 million shares under the 2010 Plan vested in connection with the share bonus awards with market conditions granted in fiscal year 2014.

As of December 31, 2016, total unrecognized compensation expense related to unvested share bonus awards under the 2010 Plan is $139.2 million, and will be recognized over a weighted-average remaining vesting period of 2.6 years. Approximately $22.6 million of the total unrecognized compensation cost, is related to awards under the 2010 Plan whereby vesting is contingent on meeting certain market conditions.

The 2014 NEXTracker Equity Incentive Plan

All shares previously granted under the NEXTracker plan are the result of the Company's conversion of all outstanding, unvested shares of NEXTracker into unvested shares of the Company, as part of the acquisition. Therefore, no additional share options or share bonus awards were granted by the Company during the nine-month period ended December 31, 2016.

As of December 31, 2016, total unrecognized compensation expense related to share options under the NEXTracker Plan is $9.2 million, and will be recognized over a weighted-average remaining vesting period of 2.1 years. As of December 31, 2016, the number of options outstanding and exercisable was 1.8 million and 0.4 million, respectively, at a weighted-average exercise price of $3.54 per share and $4.48 per share, respectively.

As of December 31, 2016, approximately 1.6 million unvested share bonus awards were outstanding. The total unrecognized compensation expense related to unvested share bonus awards under the NEXTracker Plan is $10.7 million, and will be recognized over a weighted-average remaining vesting period of 1.8 years.

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

As of December 31, 2016, total unrecognized compensation expense related to share options under the BrightBox Plan is $1.5 million, and will be recognized over a weighted-average remaining vesting period of 2.4 years. As of December 31, 2016, the number of options outstanding was 0.2 million, at a weighted-average exercise price of $0.51 per share. No options under this plan were exercisable as of December 31, 2016.

4.  EARNINGS PER SHARE

The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share attributable to the shareholders of Flex Ltd.:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(In thousands, except per share amounts)
Net income	$129,469	$148,910	$232,690	$382,737
Shares used in computation:
Weighted-average ordinary shares outstanding	539,638	554,919	542,780	561,070
Basic earnings per share	$0.24	$0.27	$0.43	$0.68

Diluted earnings per share:
Net income	$129,469	$148,910	$232,690	$382,737
Shares used in computation:
Weighted-average ordinary shares outstanding	539,638	554,919	542,780	561,070
Weighted-average ordinary share equivalents from stock options and awards (1) (2)	5,384	6,077	5,592	7,856
Weighted-average ordinary shares and ordinary share equivalents outstanding	545,022	560,996	548,372	568,926
Diluted earnings per share	$0.24	$0.27	$0.42	$0.67

____________________________________________________________
(1)         Options to purchase ordinary shares of 0.5 million and 2.1 million during the three-month periods ended December 31, 2016 and December 31, 2015, respectively, and share bonus awards of 0.1 million for the three-month period ended December 31, 2015 were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents. An immaterial amount of anti-dilutive share bonus awards was excluded for the three-month period ended December 31, 2016.

(2)         Options to purchase ordinary shares of 0.7 million and 1.2 million during the nine-month periods ended December 31, 2016 and December 31, 2015, respectively, and share bonus awards of 3.5 million for the nine-month period ended December 31, 2015 were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents. An immaterial amount of anti-dilutive share bonus awards was excluded for the nine-month period ended December 31, 2016.

5.  BANK BORROWINGS AND LONG TERM DEBT

Bank borrowings and long-term debt are as follows:

	As of December 31, 2016	As of March 31, 2016
	(In thousands)
Term Loan, including current portion, due in installments through March 2019	$525,000	$547,500
4.625% Notes due February 2020	500,000	500,000
Term Loan, including current portion, due in installments through November 2021	700,000	577,500
5.000% Notes due February 2023	500,000	500,000
4.75% Notes due June 2025	595,879	595,589
Other	62,448	71,317
Debt issuance costs	(16,487)	(17,351)
Total	$2,866,840	$2,774,555

The weighted-average interest rates for the Company’s long-term debt were 3.5% as of December 31, 2016 and March 31, 2016.

On August 30, 2013, the Company entered into a $600 million term loan agreement due August 30, 2018. On November 30, 2016, the Company entered into a new arrangement to extend the maturity date of the agreement from August 30, 2018 to November 30, 2021, and borrowed an incremental amount of $130 million under this term loan, thereby increasing the total amount under the term loan to $700 million. This loan is repayable in quarterly installments of $4.1 million, which will commence October 31, 2017 and continue through September 30, 2021, with the remaining amount due at maturity.

Borrowings under this term loan bear interest, at the Company's option, either at (i) LIBOR plus the applicable margin for LIBOR loans ranging between 1.125% and 2.125%, based on the Company's credit ratings or (ii) the base rate (the greatest of the prime rate in effect on each day as published in The Wall Street Journal, the federal funds rate plus 0.5% and LIBOR for a one-month interest period plus 1.00%) plus an applicable margin ranging between 0.125% and 1.125%, based on the Company's credit rating.

This term loan is unsecured, and contains customary restrictions on the Company's and its subsidiaries' ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of exceptions and limitations. This term loan agreement also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio, as defined therein, during its term; provided that the requirement to maintain the minimum interest coverage ratio may be suspended in certain circumstances. As of December 31, 2016, the Company was in compliance with the covenants under this term loan agreement.

Repayment of the Company’s long term debt outstanding as of December 31, 2016 is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2017 (1)	$11,579
2018	58,504
2019	486,317
2020	517,567
2021	64,648
Thereafter	1,744,712
Total	$2,883,327

_________________________________________________________

(1)	Represents scheduled repayment for the remaining three-month period ending March 31, 2017.

On January 23, 2017, the Company entered into a €100 million (approximately $105.4 million as of December 31, 2016), 5-year, unsecured, term-loan agreement due January 2, 2022.

6.  INTEREST AND OTHER, NET

During the three-month and nine-month periods ended December 31, 2016, the Company recognized interest expense of $26.6 million and $79.9 million, respectively, on its debt obligations outstanding during the periods. During the three-month and nine-month periods ended December 31, 2015, the Company recognized interest expense of $26.2 million and $71.4 million, respectively.

7.  OTHER CHARGES, NET

The Company incurred expenses of $44.4 million and $46.3 million during the three-month and nine-month periods ended December 31, 2015, respectively, primarily due to $26.8 million loss on disposition of a non-strategic Western European manufacturing facility, which included a non-cash foreign currency translation loss of $25.3 million, and $21.8 million from the impairment of a non-core investment. These were offset by currency translation gains of $4.2 million during the three-month and nine-month periods ended December 31, 2015.

8.  FINANCIAL INSTRUMENTS

Foreign Currency Contracts

The Company enters into forward contracts and foreign currency swap contracts primarily to manage the foreign currency risk associated with monetary accounts and anticipated foreign currency denominated transactions. The Company hedges committed exposures and does not engage in speculative transactions. As of December 31, 2016, the aggregate notional amount of the Company’s outstanding foreign currency contracts was $4.8 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	1,037,000	—	$148,969	$—
EUR	36,268	56,358	37,693	64,046
HUF	16,053,300	—	54,006	—
ILS	86,441	—	22,413	—
INR	1,314,549	—	19,100	—
MXN	1,775,000	—	85,636	—
MYR	139,000	9,000	31,013	2,008
RON	95,661	—	21,901	—
Other	N/A	N/A	34,172	12,223
			454,903	78,277
Other Foreign Currency Contracts
BRL	—	443,000	—	134,946
CNY	4,319,620	2,035,392	620,177	292,391
DKK	187,400	157,200	26,201	21,979
EUR	874,957	1,385,620	913,218	1,444,927
GBP	35,110	65,145	42,969	79,940
HUF	29,285,732	24,552,611	98,522	82,599
ILS	62,640	59,420	16,241	15,407
INR	4,040,788	677,800	59,242	10,000
MXN	1,718,039	1,155,529	82,888	55,749
MYR	383,028	89,800	85,459	20,036
PLN	122,243	70,681	28,864	16,689
SGD	44,800	11,150	30,846	7,677
Other	N/A	N/A	54,729	67,304
			2,059,356	2,249,644

Total Notional Contract Value in USD			$2,514,259	$2,327,921

As of December 31, 2016, the fair value of the Company’s short-term foreign currency contracts was not material and is included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the condensed consolidated statements of operations. As of December 31, 2016 and March 31, 2016, the Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. These deferred losses were $3.6 million as of December 31, 2016, and are expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations primarily over the next twelve-month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal periods presented and are included as a component of interest and other, net in the condensed consolidated statements of operations.

The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2016	March 31, 2016	Balance Sheet Location	December 31, 2016	March 31, 2016
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$7,681	$5,510	Other current liabilities	$9,933	$2,446

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$20,254	$17,138	Other current liabilities	$12,995	$18,645

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

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	December 31, 2016			December 31, 2015
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(42,233)	$(80,319)	$(122,552)	$(60,981)	$(139,723)	$(200,704)
Other comprehensive gain (loss) before reclassifications	(1,354)	(33,770)	(35,124)	5,941	9,224	15,165
Net (gains) losses reclassified from accumulated other comprehensive loss	1,153	(2,642)	(1,489)	4,556	20,839	25,395
Net current-period other comprehensive gain (loss)	(201)	(36,412)	(36,613)	10,497	30,063	40,560
Ending balance	$(42,434)	$(116,731)	$(159,165)	$(50,484)	$(109,660)	$(160,144)

	Nine-Month Periods Ended
	December 31, 2016			December 31, 2015
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(41,522)	$(94,393)	$(135,915)	$(68,266)	$(112,239)	$(180,505)
Other comprehensive loss before reclassifications	(1,031)	(19,471)	(20,502)	(8,478)	(18,412)	(26,890)
Net (gains) losses reclassified from accumulated other comprehensive loss	119	(2,867)	(2,748)	26,260	20,991	47,251
Net current-period other comprehensive gain (loss)	(912)	(22,338)	(23,250)	17,782	2,579	20,361
Ending balance	$(42,434)	$(116,731)	$(159,165)	$(50,484)	$(109,660)	$(160,144)

Net losses reclassified from accumulated other comprehensive loss during the nine-month period ended December 31, 2015 relating to derivative instruments and other includes $24.7 million attributable to the Company’s cash flow hedge instruments which were recognized as a component of cost of sales in the condensed consolidated statement of operations. During the three-month ended December 31, 2015, the Company recognized a loss of $26.8 million in connection with the disposition of a non-strategic Western European manufacturing facility, which included a $25.3 million cumulative foreign currency translation loss. This loss was offset by the release of certain cumulative foreign currency translation gains of $4.2 million, which has been reclassified from accumulated other comprehensive loss during the period and is included in other charges, net in the condensed consolidated statement of operations.

Substantially all unrealized losses relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three-month and nine-month periods ended December 31, 2015, was recognized as a component of cost of sales in the condensed consolidated statement of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges.

10.  TRADE RECEIVABLES SECURITIZATION

The Company sells trade receivables under two asset-backed securitization programs and under an accounts receivable factoring program.

Asset-Backed Securitization Programs

The Company continuously sells designated pools of trade receivables under its Global Asset-Backed Securitization Agreement (the “Global Program”) and its North American Asset-Backed Securitization Agreement (the “North American Program,” collectively, the “ABS Programs”) to affiliated special purpose entities, each of which in turn sells 100% of the receivables to unaffiliated financial institutions. These programs allow the operating subsidiaries to receive a cash payment and a deferred purchase price receivable for sold receivables. Following the transfer of the receivables to the special purpose entities, the transferred receivables are isolated from the Company and its affiliates, and upon the sale of the receivables from the special purpose entities to the unaffiliated financial institutions, effective control of the transferred receivables is passed to the unaffiliated financial institutions, which has the right to pledge or sell the receivables. Although the special purpose entities are consolidated by the Company, they are separate corporate entities and their assets are available first to satisfy the claims of their creditors. The investment limits set by the financial institutions are $850.0 million for the Global Program, of which $750.0 million is committed and $100.0 million is uncommitted, and $250.0 million for the North American Program, of which $210.0 million is committed and $40.0 million is uncommitted. Both programs require a minimum level of deferred purchase price receivable to be retained by the Company in connection with the sales.

The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.1% to 0.5% of serviced receivables per annum. Servicing fees recognized during the three-month and nine-month periods ended December 31, 2016 and December 31, 2015 were not material and are included in interest and other, net within the condensed consolidated statements of operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets and liabilities are recognized.

As of December 31, 2016, approximately $1.7 billion of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds of approximately $1.0 billion and deferred purchase price receivables of approximately $668.9 million. As of March 31, 2016, approximately $1.4 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $880.8 million and deferred purchase price receivables of approximately $501.1 million. The portion of the purchase price for the receivables which is not paid by the unaffiliated financial institutions in cash is a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in other current assets as of December 31, 2016 and March 31, 2016, and were carried at the expected recovery amount of the related receivables. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a loss on sale of the related receivables and recorded in interest and other, net in the condensed consolidated statements of operations and were immaterial for all periods presented.

As of December 31, 2016 and March 31, 2016, the accounts receivable balances that were sold under the ABS Programs were removed from the condensed consolidated balance sheets and the net cash proceeds received by the Company were included as cash provided by operating activities in the condensed consolidated statements of cash flows.

For the nine-month periods ended December 31, 2016 and December 31, 2015, cash flows from sales of receivables under the ABS Programs consisted of approximately $4.2 billion and $3.9 billion, for transfers of receivables, respectively (of which approximately $315.1 million and $355.1 million, respectively, represented new transfers and the remainder proceeds from collections reinvested in revolving-period transfers).

The following table summarizes the activity in the deferred purchase price receivables account:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(In thousands)
Beginning balance	$461,544	$537,619	$501,097	$600,672
Transfers of receivables	919,766	920,370	2,442,490	2,671,095
Collections	(712,392)	(923,294)	(2,274,669)	(2,737,072)
Ending balance	$668,918	$534,695	$668,918	$534,695

Trade Accounts Receivable Sale Programs

The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected was approximately $209.5 million and $339.1 million as of December 31, 2016 and March 31, 2016, respectively. For the nine-month periods ended December 31, 2016 and December 31, 2015, total accounts receivable sold to certain third party banking institutions was approximately $1.0 billion and $1.8 billion, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.

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

During the three-month period ended December 31, 2015, the Company accrued $81.0 million of contingent consideration related to the acquisition of NEXTracker on the date of acquisition. The fair value of the liability was estimated using a simulation-based measurement technique with significant inputs that are not observable in the market and thus represents a level 3 fair value measurement. The significant inputs in the fair value measurement not supported by market activity included the Company's probability assessments of expected future revenue during the earn-out period and associated volatility, appropriately discounted considering the uncertainties associated with the obligation, and calculated in accordance with the terms of the merger agreement. Significant decreases in expected revenue during the earn-out period, or significant increases in the discount rate or volatility in isolation would result in lower fair value estimates. The interrelationship between these inputs is not considered significant.

During the three-month period ended December 31, 2016, the Company paid $40.6 million of the total contingent consideration following the first year's targets achievement in accordance with the terms of the merger agreement, which is included in other financing activities, net, in the condensed consolidated statements of cash flows.

The following table summarizes the activities related to contingent consideration:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(In thousands)
Beginning balance	$75,614	$4,500	$73,423	$4,500
Additions to accrual	—	81,000	—	81,000
Payments	(40,555)	—	(42,776)	—
Fair value adjustments	(6,997)	4,000	(2,585)	4,000
Ending balance	$28,062	$89,500	$28,062	$89,500

The Company values deferred purchase price receivables relating to its asset-backed securitization program based on a discounted cash flow analysis using unobservable inputs (i.e., level 3 inputs), which are primarily risk free interest rates adjusted for the credit quality of the underlying creditor. Due to its high credit quality and short term maturity, the fair value approximates carrying value. Significant increases in either of the major unobservable inputs (credit spread, risk free interest rate) in isolation would result in lower fair value estimates, however the impact is not meaningful. The interrelationship between these inputs is also insignificant. Refer to note 10 for a reconciliation of the change in the deferred purchase price receivable during the three-month and nine-month periods ended December 31, 2016 and December 31, 2015.

There were no transfers between levels in the fair value hierarchy during the three-month and nine-month periods ended December 31, 2016 and December 31, 2015.

Financial Instruments Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$751,027	$—	$751,027
Deferred purchase price receivable (Note 10)	—	—	668,918	668,918
Foreign exchange contracts (Note 8)	—	27,935	—	27,935
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	6,686	50,522	—	57,208
Liabilities:				0
Foreign exchange contracts (Note 8)	$—	$(22,928)	$—	$(22,928)
Contingent consideration in connection with business acquisitions	—	—	(28,062)	(28,062)

	Fair Value Measurements as of March 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$1,074,132	$—	$1,074,132
Deferred purchase price receivable (Note 10)	—	—	501,097	501,097
Foreign exchange contracts (Note 8)	—	22,648	—	22,648
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	9,228	40,556	—	49,784
Liabilities:				0
Foreign exchange contracts (Note 8)	$—	$(21,091)	$—	$(21,091)
Contingent consideration in connection with business acquisitions	—	—	(73,423)	(73,423)

Other financial instruments

The following table presents the Company’s debt not carried at fair value:

	As of December 31, 2016		As of March 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)
Term Loan, including current portion, due in installments through March 2019	525,000	524,675	547,500	542,709	Level 1
4.625% Notes due February 2020	500,000	525,740	500,000	524,735	Level 1
Term Loan, including current portion, due in installments through November 2021 (1)	700,000	696,941	577,500	573,533	Level 1
5.000% Notes due February 2023	500,000	532,810	500,000	507,500	Level 1
4.750% Notes due June 2025	595,879	639,288	595,589	604,926	Level 1
Total	$2,820,879	$2,919,454	$2,720,589	$2,753,403

(1) On November 30, 2016, the Company entered into a new arrangement to extend the maturity date of the agreement from August 30, 2018 to November 30, 2021. Refer to note 5 for further details of the arrangement.

The Term Loans and Notes due February 2020, February 2023 and June 2025 are valued based on broker trading prices in active markets.

The Company values its outstanding €49.7 million (approximately $52.3 million as of December 31, 2016), 5-year, unsecured, term-loan due September 30, 2020 based on the current market rate, and as of December 31, 2016, the carrying amount approximates fair value.

12. BUSINESS AND ASSET ACQUISITIONS & DIVESTITURES

Business and asset acquisitions

During the nine-month period ended December 31, 2016, the Company completed three acquisitions that were not individually, nor in the aggregate, significant to the consolidated financial position, results of operations and cash flows of the Company. Most notably is the Company’s acquisition of two manufacturing and development facilities from Bose Corporation (“Bose”), a global leader in audio systems. The acquisition expanded the Company’s capabilities in the audio market and is included in the CTG segment. The other acquired businesses strengthen the Company's capabilities in the energy market within the IEI segment. The Company paid a total of $179.7 million, net of cash acquired, of which $161.9 million, net of $17.8 million of cash acquired is related to the Bose acquisition. The Company acquired primarily $69.8 million of inventory, $66.0 million of property and equipment, recorded goodwill of $57.5 million and intangible assets of $44.9 million substantially related to Bose. The intangibles will amortize over a weighted-average estimated useful life of 7.4 years. In connection with these acquisitions, the Company assumed $60.8 million in other liabilities including additional consideration of $28.0 million payable to Bose by the end of fiscal year 2017. Further, the equity incentive plan of one of the acquirees was assumed as part of the acquisition.

The results of operations for each of the acquisitions completed in fiscal year 2017, including the Bose acquisition, were included in the Company’s consolidated financial results beginning on the date of each acquisition, and the total amount of net income and revenue of the acquisitions, collectively, were immaterial to the Company's consolidated financial results for the three-month and nine-month periods ended December 31, 2016. Pro-forma results of operations for the acquisitions completed in fiscal year 2017 have not been presented because the effects, individually and in the aggregate, were not material to the Company’s consolidated financial results for all periods presented.

The total amount of net income for the acquisitions completed in fiscal year 2016, collectively, were $29.5 million and $34.4 million, for the three-month and nine-month periods ended December 31, 2015, respectively. The total amount of revenue of these acquisitions, collectively, was not material to the Company’s consolidated financial results for the three-month and nine-month periods ended December 31, 2015. On a pro-forma basis, and assuming the fiscal year 2016 acquisitions occurred on the first day of that fiscal year, or April 1, 2015, the Company's net income would have been estimated to be $111.4 million and $322.0 million for the three-month and nine-month periods ended December 31, 2015, respectively. Pro-forma revenue for the acquisitions in fiscal year 2016 has not been presented because the effect, collectively, was not material to the Company’s consolidated revenues for all periods presented.

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

Divestitures

During the nine-month period ended December 31, 2016, the Company disposed of two non-strategic businesses within the HRS and IEI segments. The Company received $33.0 million of proceeds, net of an immaterial amount of cash held in one of the divested businesses. The property and equipment and various other assets sold, and liabilities transferred were not material to the Company's consolidated financial results. The loss on disposition was not material to the Company’s consolidated financial results, and is included in other charges, net in the condensed consolidated statements of operations for the nine-month period ended December 31, 2016.

13.  COMMITMENTS AND CONTINGENCIES

Litigation and other legal matters

One of the Company's Brazilian subsidiaries has received several related assessments for certain sales and import taxes. The first two tax assessments were received in fiscal year 2014 and fiscal year 2016 relating to calendar year 2010 for an alleged total amount of 109 million Brazilian reals (approximately USD $34 million based on the exchange rate as of December 31, 2016). These two assessments are in various stages of the review process at the administrative level. During the third quarter of fiscal year 2017, the same Brazilian subsidiary received a third assessment related to calendar year 2011 taxes of an additional 181 million Brazilian reals (approximately USD $56 million based on the exchange rate as of December 31, 2016). The Company plans to continue to vigorously oppose all of these assessments, as well as any future assessments. The Company is unable to determine the likelihood of an unfavorable outcome of these assessments against its Brazilian subsidiary. While the Company believes there is no legal basis for the alleged liabilities, due to the complexities and uncertainty surrounding the administrative-review and judicial processes in Brazil and the nature of the claims, it is unable to reasonably estimate a range of loss for these assessments or any future assessments that are reasonably possible. The Company does not expect final judicial determination on any of these claims for several years.

During fiscal year 2015, one of the Company's non-operating Brazilian subsidiaries received an assessment of approximately USD $100 million related to income and social contribution taxes, interest and penalties. During the first quarter of fiscal year 2017, the Company received a final favorable judgment in the judicial process reversing the assessment and the case is now closed. As the Company had previously determined there was no legal basis for the assessment, no adjustment was required to be recorded during fiscal year 2017.

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

14.  SHARE REPURCHASES

During the three-month and nine-month periods ended December 31, 2016, the Company repurchased 5.2 million shares at an aggregate purchase price of $75.0 million, and 19.5 million shares at an aggregate purchase price of $255.9 million, respectively, and retired all of these shares.

Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $500 million in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Annual General Meeting held on August 24, 2016. As of December 31, 2016, shares in the aggregate amount of $375.2 million were available to be repurchased under the current plan.

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

Selected financial information by segment is as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(In thousands)
Net sales:
Communications & Enterprise Compute	$2,102,321	$2,469,099	$6,400,233	$6,640,626
Consumer Technologies Group	1,848,970	2,057,850	4,827,488	5,633,903
Industrial & Emerging Industries	1,140,366	1,214,225	3,672,103	3,490,205
High Reliability Solutions	1,023,342	1,022,003	3,100,513	2,881,453
	$6,114,999	$6,763,177	$18,000,337	$18,646,187
Segment income and reconciliation of income before tax:
Communications & Enterprise Compute	$62,109	$75,578	$176,460	$198,400
Consumer Technologies Group	59,282	49,032	139,230	129,045
Industrial & Emerging Industries	39,681	49,230	127,020	110,498
High Reliability Solutions	82,729	82,806	249,972	213,890
Corporate and Other	(20,695)	(20,563)	(82,395)	(60,348)
Total segment income	223,106	236,083	610,287	591,485
Reconciling items:
Intangible amortization	18,734	19,319	62,318	43,117
Stock-based compensation	20,781	24,233	67,311	56,559
Inventory impairment and other (1)	—	—	92,915	—
Restructuring (2)	17,421	—	28,960	—
Other charges, net	3,090	44,415	15,007	46,257
Interest and other, net	22,838	21,566	71,869	60,106
Income before income taxes	$140,242	$126,550	$271,907	$385,446

(1)
During the fourth quarter of fiscal year 2016, the Company accepted the return of previously shipped inventory from a former customer, SunEdison, Inc. ("SunEdison"), of approximately $90 million. On April 21, 2016, SunEdison filed a petition for reorganization under bankruptcy law, and as a result, the Company recognized a bad debt reserve of $61.0 million as of March 31, 2016, associated with its outstanding SunEdison receivables.

During the second quarter of fiscal year 2017, prices for solar panel modules declined significantly. The Company determined that certain solar panel inventory on hand at the end of the second quarter of fiscal year 2017 was not fully recoverable and recorded a charge of $60.0 million to reduce the carrying costs to market in the nine-month period ended December 31, 2016. The Company also recognized a $16.0 million impairment charge for solar module equipment and $16.9 million primarily related to negative margin sales and other associated solar panel direct costs incurred during the same period. The total charge of $92.9 million is included in cost of sales for the nine-month period ended December 31, 2016 but is excluded from segment results above.

(2)
During the second quarter of fiscal year 2017, the Company initiated a plan to rationalize the current footprint at existing sites including corporate SG&A functions and to continue to shift the talent base in support of its Sketch-to-Scaletm initiatives. As part of this plan, approximately $29.0 million was recognized during the nine-month period ended December 31, 2016. The Company expects to finalize the plan by the end of fiscal year 2017.

Corporate and other primarily includes corporate services costs that are not included in the Chief Operating Decision Maker's ("CODM") assessment of the performance of each of the identified reporting segments.

Property and equipment on a segment basis is not disclosed as it is not separately identified and is not internally reported by segment to the Company's CODM.

16.  SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Condensed Consolidating Balance Sheets as of December 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$943,807	$63,698	$849,591	$—	$1,857,096
Accounts receivable	—	815,141	1,347,609	—	2,162,750
Inventories	—	1,521,272	1,972,345	—	3,493,617
Inter company receivable	10,504,971	7,802,175	14,601,712	(32,908,858)	—
Other current assets	5,796	187,215	907,148	—	1,100,159
Total current assets	11,454,574	10,389,501	19,678,405	(32,908,858)	8,613,622
Property and equipment, net	—	584,382	1,737,154	—	2,321,536
Goodwill and other intangible assets, net	1,214	85,894	1,250,213	—	1,337,321
Other assets	2,211,872	276,492	2,000,849	(3,958,643)	530,570
Investment in subsidiaries	2,562,818	3,456,295	17,947,038	(23,966,151)	—
Total assets	$16,230,478	$14,792,564	$42,613,659	$(60,833,652)	$12,803,049

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$63,365	$—	$5,491	$—	$68,856
Accounts payable	—	1,734,186	2,965,548	—	4,699,734
Accrued payroll	—	99,464	258,458	—	357,922
Inter company payable	10,728,155	10,528,081	11,652,622	(32,908,858)	—
Other current liabilities	28,349	785,866	937,030	—	1,751,245
Total current liabilities	10,819,869	13,147,597	15,819,149	(32,908,858)	6,877,757
Long term liabilities	2,810,714	2,042,092	2,389,632	(3,958,643)	3,283,795
Flex Ltd. shareholders’ equity (deficit)	2,599,895	(397,125)	24,363,276	(23,966,151)	2,599,895
Noncontrolling interests	—	—	41,602	—	41,602
Total shareholders’ equity (deficit)	2,599,895	(397,125)	24,404,878	(23,966,151)	2,641,497
Total liabilities and shareholders’ equity	$16,230,478	$14,792,564	$42,613,659	$(60,833,652)	$12,803,049

Condensed Consolidating Balance Sheets as of March 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$734,869	$148,201	$724,500	$—	$1,607,570
Accounts receivable	—	729,331	1,315,426	—	2,044,757
Inventories	—	1,482,410	2,009,246	—	3,491,656
Inter company receivable	9,105,728	5,568,392	12,404,722	(27,078,842)	—
Other current assets	2,951	180,842	987,350	—	1,171,143
Total current assets	9,843,548	8,109,176	17,441,244	(27,078,842)	8,315,126
Property and equipment, net	—	553,072	1,704,561	—	2,257,633
Goodwill and other intangible assets, net	175	60,895	1,284,750	—	1,345,820
Other assets	2,249,145	267,034	2,004,437	(4,054,214)	466,402
Investment in subsidiaries	2,815,426	3,038,002	18,175,348	(24,028,776)	—
Total assets	$14,908,294	$12,028,179	$40,610,340	$(55,161,832)	$12,384,981

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$58,836	$946	$5,384	$—	$65,166
Accounts payable	—	1,401,835	2,846,457	—	4,248,292
Accrued payroll	—	114,509	239,038	—	353,547
Inter company payable	9,562,405	7,999,335	9,517,102	(27,078,842)	—
Other current liabilities	33,008	869,470	1,002,722	—	1,905,200
Total current liabilities	9,654,249	10,386,095	13,610,703	(27,078,842)	6,572,205
Long term liabilities	2,683,173	2,063,988	2,514,299	(4,054,214)	3,207,246
Flex Ltd. shareholders’ equity (deficit)	2,570,872	(421,904)	24,450,680	(24,028,776)	2,570,872
Noncontrolling interests	—	—	34,658	—	34,658
Total shareholders’ equity (deficit)	2,570,872	(421,904)	24,485,338	(24,028,776)	2,605,530
Total liabilities and shareholders’ equity	$14,908,294	$12,028,179	$40,610,340	$(55,161,832)	$12,384,981

Condensed Consolidating Statements of Operations for the Three-Month Period Ended December 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$4,186,855	$4,453,753	$(2,525,609)	$6,114,999
Cost of sales	—	3,722,516	4,501,637	(2,525,609)	5,698,544
Gross profit (loss)	—	464,339	(47,884)	—	416,455
Selling, general and administrative expenses	—	66,738	164,813	—	231,551
Intangible amortization	25	864	17,845	—	18,734
Interest and other, net	(370,703)	662,422	(265,791)	—	25,928
Income (loss) from continuing operations before income taxes	370,678	(265,685)	35,249	—	140,242
Provision for (benefit from) income taxes	—	(4,018)	14,791	—	10,773
Equity in earnings in subsidiaries	(241,209)	(71,920)	4,401	308,728	—
Net income (loss)	$129,469	$(333,587)	$24,859	$308,728	$129,469

Condensed Consolidating Statements of Operations for the Three-Month Period Ended December 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$4,597,684	$5,718,182	$(3,552,689)	$6,763,177
Cost of sales	—	4,187,076	5,676,323	(3,552,689)	6,310,710
Gross profit	—	410,608	41,859	—	452,467
Selling, general and administrative expenses	—	83,346	157,271	—	240,617
Intangible amortization	75	960	18,284	—	19,319
Interest and other, net	49,358	316,345	(299,722)	—	65,981
Income (loss) from continuing operations before income taxes	(49,433)	9,957	166,026	—	126,550
Benefit from income taxes	—	(8,071)	(14,289)	—	(22,360)
Equity in earnings in subsidiaries	198,343	(88,988)	(10,534)	(98,821)	—
Net income (loss)	$148,910	$(70,960)	$169,781	$(98,821)	$148,910

 Condensed Consolidating Statements of Operations for the Nine-Month Period Ended December 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$12,008,455	$13,981,899	$(7,990,017)	$18,000,337
Cost of sales	—	10,822,629	14,031,584	(7,990,017)	16,864,196
Gross profit (loss)	—	1,185,826	(49,685)	—	1,136,141
Selling, general and administrative expenses	—	212,059	502,981	—	715,040
Intangible amortization	175	2,298	59,845	—	62,318
Interest and other, net	(561,290)	1,322,198	(674,032)	—	86,876
Income (loss) from continuing operations before income taxes	561,115	(350,729)	61,521	—	271,907
Provision for (benefit from) income taxes	11	(947)	40,153	—	39,217
Equity in earnings in subsidiaries	(328,414)	(136,175)	(69,935)	534,524	—
Net income (loss)	$232,690	$(485,957)	$(48,567)	$534,524	$232,690

Condensed Consolidating Statements of Operations for the Nine-Month Period Ended December 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$13,126,281	$15,168,232	$(9,648,326)	$18,646,187
Cost of sales	—	11,972,388	15,120,401	(9,648,326)	17,444,463
Gross profit	—	1,153,893	47,831	—	1,201,724
Selling, general and administrative expenses	—	213,614	453,184	—	666,798
Intangible amortization	225	2,881	40,011	—	43,117
Interest and other, net	(347,663)	929,730	(475,704)	—	106,363
Income from continuing operations before income taxes	347,438	7,668	30,340	—	385,446
Provision for (benefit from) income taxes	—	(4,630)	7,339	—	2,709
Equity in earnings in subsidiaries	35,299	(140,241)	42,225	62,717	—
Net income (loss)	$382,737	$(127,943)	$65,226	$62,717	$382,737

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three-Month Period Ended December 31, 2016

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$129,469	$(333,587)	$24,859	$308,728	$129,469
Other comprehensive income:
Foreign currency translation adjustments, net of zero tax	(36,412)	58,791	35,660	(94,451)	(36,412)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	(201)	3,443	(201)	(3,242)	(201)
Comprehensive income (loss)	$92,856	$(271,353)	$60,318	$211,035	$92,856

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three-Month Period Ended December 31, 2015

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$148,910	$(70,960)	$169,781	$(98,821)	$148,910
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	30,063	62,209	50,828	(113,037)	30,063
Unrealized gain on derivative instruments and other, net of zero tax	10,497	4,099	10,497	(14,596)	10,497
Comprehensive income (loss)	$189,470	$(4,652)	$231,106	$(226,454)	$189,470

 Condensed Consolidating Statements of Comprehensive Income (Loss) for the Nine-Month Period Ended December 31, 2016

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$232,690	$(485,957)	$(48,567)	$534,524	$232,690
Other comprehensive income (loss):	0
Foreign currency translation adjustments, net of zero tax	(22,338)	68,972	57,055	(126,027)	(22,338)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	(912)	6,942	(912)	(6,030)	(912)
Comprehensive income (loss)	$209,440	$(410,043)	$7,576	$402,467	$209,440

Condensed Consolidating Statements of Comprehensive Income (Loss) for the Nine-Month Period Ended December 31, 2015

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$382,737	$(127,943)	$65,226	$62,717	$382,737
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	2,579	5,025	(703)	(4,322)	2,579
Unrealized gain on derivative instruments and other, net of zero tax	17,782	9,884	17,782	(27,666)	17,782
Comprehensive income (loss)	$403,098	$(113,034)	$82,305	$30,729	$403,098

Condensed Consolidating Statements of Cash Flows for the Nine-Month Period Ended December 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$520,709	$(354,918)	$847,430	$(33)	$1,013,188
Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(134,755)	(250,812)	27	(385,540)
Acquisition of businesses, net of cash acquired	—	(73,469)	(106,790)	—	(180,259)
Proceeds from divestiture of businesses, net of cash held in divested businesses	—	20,500	15,573	—	36,073
Investing cash flows to affiliates	(840,082)	(3,334,220)	(532,400)	4,706,702	—
Other investing activities, net	(61,213)	(7,823)	19,332	—	(49,704)
Net cash used in investing activities	(901,295)	(3,529,767)	(855,097)	4,706,729	(579,430)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	204,916	—	602	—	205,518
Repayments of bank borrowings, long-term debt and capital lease obligations	(106,547)	(4,460)	(4,082)	—	(115,089)
Payments for repurchases of ordinary shares	(259,658)	—	—	—	(259,658)
Net proceeds from issuance of ordinary shares	11,978	—	—	—	11,978
Financing cash flows from affiliates	790,398	3,813,276	103,022	(4,706,696)	—
Other financing activities, net	30,000	(11,347)	(65,955)	—	(47,302)
Net cash provided by financing activities	671,087	3,797,469	33,587	(4,706,696)	(204,553)
Effect of exchange rates on cash and cash equivalents	(81,563)	2,713	99,171	—	20,321
Net increase (decrease) in cash and cash equivalents	208,938	(84,503)	125,091	—	249,526
Cash and cash equivalents, beginning of period	734,869	148,201	724,500	—	1,607,570
Cash and cash equivalents, end of period	$943,807	$63,698	$849,591	$—	$1,857,096

Condensed Consolidating Statements of Cash Flows for the Nine-Month Period Ended December 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$343,182	$(93,746)	$690,336	$—	$939,772
Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(128,011)	(285,928)	5	(413,934)
Acquisition and divestiture of businesses, net of cash acquired and cash held in divested business	—	(809,233)	(94,612)	—	(903,845)
Proceeds from divestiture of business, net of cash held in divested business	—	—	3,603	—	3,603
Investing cash flows to affiliates	(1,099,775)	(923,812)	(1,087,520)	3,111,107	—
Other investing activities, net	(2,046)	(23,270)	26,713	—	1,397
Net cash used in investing activities	(1,101,821)	(1,884,326)	(1,437,744)	3,111,112	(1,312,779)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	695,309	—	60,375	—	755,684
Repayments of bank borrowings, long-term debt and capital lease obligations	(35,638)	(1,333)	(3,735)	—	(40,706)
Payments for repurchases of ordinary shares	(331,690)	—	—	—	(331,690)
Net proceeds from issuance of ordinary shares	52,950	—	—	—	52,950
Financing cash flows from affiliates	632,750	1,996,352	482,010	(3,111,112)	—
Other financing activities, net	—	—	(49,742)	—	(49,742)
Net cash provided by financing activities	1,013,681	1,995,019	488,908	(3,111,112)	386,496
Effect of exchange rates on cash and cash equivalents	4,101	2,143	(13,947)	—	(7,703)
Net decrease (increase) in cash and cash equivalents	259,143	19,090	(272,447)	—	5,786
Cash and cash equivalents, beginning of period	608,971	168,272	851,165	—	1,628,408
Cash and cash equivalents, end of period	$868,114	$187,362	$578,718	$—	$1,634,194

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

OVERVIEW

We are a globally-recognized, leading provider of innovative design, engineering, manufacturing, and supply chain services and solutions that span from Sketch-to-Scaletm; from conceptual sketch to full-scale production. We design, build, ship and service complete packaged consumer electronics and industrial products for original equipment manufacturers ("OEMs"), through our activities in the following segments: High Reliability Solutions ("HRS"), which is comprised of our medical business including consumer health, digital health, disposables, drug delivery, diagnostics, life sciences and imaging equipment; our automotive business, including vehicle electronics, connectivity, and clean technologies; and our defense and aerospace businesses, focused on commercial aviation, defense and military; Consumer Technologies Group ("CTG"), which includes our mobile devices business, including smart phones; our consumer electronics business, including connected living, wearable electronics including digital sport, game consoles, and connectivity devices; and our high-volume computing business, including various supply chain solutions for notebook personal computers ("PC"), tablets, and printers; in addition, our CTG group is expanding its business relationships to include supply chain optimization for non-electronics products such as shoes and clothing; Industrial and Emerging Industries ("IEI"), which is comprised of semiconductor and capital equipment, office solutions, household industrial and lifestyle, industrial automation and kiosks, energy and metering, and lighting; and Communications & Enterprise Compute ("CEC"), which includes radio access base stations, remote radio heads, and small cells for wireless infrastructure; optical, routing, broadcasting, and switching products for the data and video networks; server and storage platforms for both enterprise and cloud-based deployments; next generation storage and security appliance products; and rack level solutions, converged infrastructure and software-defined product solutions.

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

We are one of the world's largest providers of global supply chain solutions, with revenues of $18.0 billion for the nine-month period ended December 31, 2016 and $24.4 billion in fiscal year 2016. The following tables set forth the relative percentages and dollar amounts of net sales and net property and equipment, by country, based on the location of our manufacturing sites:

	Three-Month Periods Ended				Nine-Month Periods Ended
Net sales:	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
	(In thousands)
China	$1,822,644	30%	$2,466,098	37%	$5,622,560	31%	$6,642,761	35%
Mexico	1,129,320	17%	945,360	14%	2,997,522	17%	2,795,863	15%
U.S.	589,031	10%	874,197	13%	2,006,299	11%	2,144,543	12%
Malaysia	585,356	10%	492,723	7%	1,698,105	10%	1,605,012	9%
Brazil	536,333	9%	477,577	7%	1,325,964	7%	1,460,404	8%
Other	1,452,315	24%	1,507,222	22%	4,349,887	24%	3,997,604	21%
	$6,114,999		$6,763,177		$18,000,337		$18,646,187

	As of		As of
Property and equipment, net:	December 31, 2016		March 31, 2016
	(In thousands)
China	$763,950	33%	$789,571	35%
Mexico	485,744	21%	429,989	19%
U.S.	301,597	13%	330,778	15%
Malaysia	182,150	8%	159,787	7%
Hungary	125,281	5%	107,492	5%
Other	462,814	20%	425,559	19%
	$2,321,536		$2,257,633

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

•	the effects on our business when our customers are not successful in marketing their products, or when their products do not gain widespread commercial acceptance;

•	our ability to achieve commercially viable production yields and to manufacture components in commercial quantities to the performance specifications demanded by our OEM customers;

•	the effects on our business due to our customers’ products having short product life cycles;

•	our customers’ ability to cancel or delay orders or change production quantities;

•	our customers’ decision to choose internal manufacturing instead of outsourcing for their product requirements;

•	our exposure to financially troubled customers;

•	integration of acquired businesses and facilities;

•	increased labor costs due to adverse labor conditions in the markets we operate;

•	changes in tax legislation; and

•	changes in trade regulations and treaties.

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

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	93.2	93.3	93.7	93.6
Gross profit	6.8	6.7	6.3	6.4
Selling, general and administrative expenses	3.8	3.6	4.0	3.6
Intangible amortization	0.3	0.3	0.3	0.2
Interest and other, net	0.4	0.3	0.4	0.3
Other charges, net	0.1	0.7	0.1	0.2
Income before income taxes	2.2	1.8	1.5	2.1
Provision for (benefit from) income taxes	0.2	(0.3)	0.2	0.0
Net income	2.0%	2.1%	1.3%	2.1%

Net sales

The following table sets forth our net sales by segment and their relative percentages. Historical information has been recast to reflect realignment of customers and/or products between segments to ensure comparability:

	Three-Month Periods Ended				Nine-Month Periods Ended
Segments:	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
	(In thousands)
Communications & Enterprise Compute	$2,102,321	34%	$2,469,099	37%	$6,400,233	36%	$6,640,626	36%
Consumer Technologies Group	1,848,970	30%	2,057,850	30%	4,827,488	27%	5,633,903	30%
Industrial & Emerging Industries	1,140,366	19%	1,214,225	18%	3,672,103	20%	3,490,205	19%
High Reliability Solutions	1,023,342	17%	1,022,003	15%	3,100,513	17%	2,881,453	15%
	$6,114,999		$6,763,177		$18,000,337		$18,646,187

Net sales during the three-month period ended December 31, 2016 totaled $6.1 billion, representing a decrease of approximately $0.6 billion, or 9.6% from $6.8 billion during the three-month period ended December 31, 2015. The overall decline in sales was driven by decreases in three of our segments while our HRS segment remained constant. The decline in our CEC segment of $366.8 million, is largely attributable to lower sales within our networking business as well as within our legacy server and storage business. Our CTG segment declined $208.9 million, primarily because of a decline in demand from our largest smartphone customer Lenovo/Motorola in connection with our exit of a China operation dedicated to them, partially offset by revenues from our Bose acquisition. Lastly, our IEI segment declined $73.9 million, primarily driven by push-outs and delays on multiple large scale energy projects within our solar tracking business. Net sales decreased $484.9 million to $2.8 billion in Asia, and $122.0 million to $1.1 billion in Europe, while remaining relatively consistent in the Americas at $2.3 billion.

Net sales during the nine-month period ended December 31, 2016 totaled $18.0 billion, representing a decrease of approximately $0.6 billion, or 3.5% from $18.6 billion during the nine-month period ended December 31, 2015. The decline in sales was driven by an $806.4 million decrease in our CTG segment and a $240.4 million decrease in our CEC segment, attributable to the same factors described above. These were offset by slight increases within our HRS segment, driven by our auto and medical businesses, and within our IEI segment driven by contribution from our NEXTracker Inc. ("NEXTracker") acquisition and expansion within our capital equipment business. Net sales decreased $675.0 million to $8.4 billion in Asia, and $62.8 million to $6.3 billion in Americas, while increasing $92.0 million to $3.2 billion in Europe.

Our ten largest customers, during the three and nine-month periods ended December 31, 2016, accounted for approximately 46% and 43% of net sales, respectively. No customer accounted for more than 10% of net sales during the three and nine-month periods ended December 31, 2016.

Our ten largest customers, during the three and nine-month periods ended December 31, 2015, accounted for approximately 46% of net sales, respectively. Lenovo/Motorola accounted for more than 10% of net sales during the three and nine-month periods ended December 31, 2015.

Gross profit

Gross profit is affected by a number of factors, including the number and size of new manufacturing programs, product mix, component costs and availability, product life cycles, unit volumes, pricing, competition, new product introductions, capacity utilization and the expansion or consolidation of manufacturing facilities. The flexible design of our manufacturing processes allows us to build a broad range of products in our facilities and better utilize our manufacturing capacity. In the cases of new programs, profitability normally lags revenue growth due to product start-up costs, lower manufacturing program volumes in the start-up phase, operational inefficiencies, and under-absorbed overhead. Gross margin for these programs often improves over time as manufacturing volumes increase, as our utilization rates and overhead absorption improve, and as we increase the level of manufacturing services content. As a result of these various factors, our gross margin varies from period to period.

Gross profit during the three-month period ended December 31, 2016 decreased $36.0 million to $416.5 million, or 6.8% of net sales, from $452.5 million, or 6.7% of net sales, during the three-month period ended December 31, 2015. Gross profit declined primarily because of the drop in revenue coupled with higher severance costs as we rationalize the current footprint at existing sites, and continue to shift the talent base in support of our Sketch-to-Scaletm initiatives in fiscal year 2017. During the nine-month period ended December 31, 2016 we recognized $29.0 million of severance costs of which $21.8 million is included in cost of sales and $7.2 million is included in SG&A. These were partially offset by a greater concentration of higher-margin business and greater levels of innovation and engineering led engagements, as part our Sketch-to-Scaletm strategy.

Gross profit during the nine-month period ended December 31, 2016 decreased $65.6 million to $1.1 billion, or 6.3% of net sales from $1.2 billion, or 6.4% of net sales, during the nine-month period ended December 31, 2015. The decline is largely attributable to the $92.9 million, or 50 basis points of charges recognized related to the significant decline in prices for solar modules and the slowdown in demand. This negative impact was partially offset by a favorable business mix due to a greater concentration of our higher margin HRS business coupled with improved operational efficiencies and improved customer mix in our CTG segment.

Gross margins improved 10 basis points and deteriorated 10 basis points in the three-month and nine-month periods ended December 31, 2016, respectively, compared to that of the three-month and nine-month periods ended December 31, 2015, as a result of the various factors described above.

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

The following table sets forth segment income and margins. Historical information has been recast to reflect realignment of customers and/or products between segments:

	Three-Month Periods Ended				Nine-Month Periods Ended
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
	(In thousands)
Segment income & margin:
Communications & Enterprise Compute	$62,109	3.0%	$75,578	3.1%	$176,460	2.8%	$198,400	3.0%
Consumer Technologies Group	59,282	3.2%	49,032	2.4%	139,230	2.9%	129,045	2.3%
Industrial & Emerging Industries	39,681	3.5%	49,230	4.1%	127,020	3.5%	110,498	3.2%
High Reliability Solutions	82,729	8.1%	82,806	8.1%	249,972	8.1%	213,890	7.4%
Corporate and Other	(20,695)		(20,563)		(82,395)		(60,348)
Total segment income	223,106	3.6%	236,083	3.5%	610,287	3.4%	591,485	3.2%
Reconciling items:
Intangible amortization	18,734		19,319		62,318		43,117
Stock-based compensation	20,781		24,233		67,311		56,559
Inventory impairment and other (1)	—		—		92,915		—
Restructuring (2)	17,421		—		28,960		—
Other charges, net	3,090		44,415		15,007		46,257
Interest and other, net	22,838		21,566		71,869		60,106
Income before income taxes	$140,242		$126,550		$271,907		$385,446

(1)
During the fourth quarter of fiscal year 2016, the Company accepted the return of previously shipped inventory from a former customer, SunEdison, Inc. ("SunEdison"), of approximately $90 million. On April 21, 2016, SunEdison filed a petition for reorganization under bankruptcy law, and as a result, the Company recognized a bad debt reserve of $61.0 million as of March 31, 2016, associated with its outstanding SunEdison receivables.

During the second quarter of fiscal year 2017, prices for solar panel modules declined significantly. The Company determined that certain solar panel inventory on hand at the end of the second quarter of fiscal year 2017 was not fully recoverable and recorded a charge of $60.0 million to reduce the carrying costs to market in the nine-month period ended December 31, 2016. The Company also recognized a $16.0 million impairment charge for solar module equipment and $16.9 million primarily related to negative margin sales and other associated solar panel direct costs incurred during the same period. The total charge of $92.9 million is included in cost of sales for the nine-month period ended December 31, 2016 but is excluded from segment results above.

(2)
During the second quarter of fiscal year 2017, the Company initiated a plan to rationalize the current footprint at existing sites including corporate SG&A functions and to continue to shift the talent base in support of its Sketch-to-Scaletm initiatives. As part of this plan, approximately $29.0 million was recognized during the nine-month period ended December 31, 2016. The Company expects to finalize the plan by the end of fiscal year 2017.

CEC segment margin decreased 10 basis points, to 3.0% for the three-month period ended December 31, 2016, from 3.1% during the three-month period ended December 31, 2015 due to lower capacity utilization causing reduced overhead absorption. CEC segment margin decreased 20 basis points, to 2.8% for the nine-month period ended December 31, 2016, from 3.0% during the nine-month period ended December 31, 2015 as a result of lower capacity utilization causing reduced overhead absorption, coupled with incremental costs for proactive repositioning certain programs and actions to better align CEC's operating structure.

CTG segment margin increased 80 and 60 basis points, to 3.2% and 2.9%, respectively, for the three-month and nine-month periods ended December 31, 2016, from 2.4% and 2.3%, during the three-month and nine-month periods ended December 31, 2015, respectively. The increase is primarily driven by portfolio shift within the CTG product mix with a greater concentration of higher margin consumer products where we provide greater levels of design and engineering value-added content, as well as exiting of lower margin businesses.

IEI segment margin decreased 60 basis points, to 3.5% for the three-month period ended December 31, 2016, from 4.1% during the three-month period ended December 31, 2015 primarily as a result of a decline in revenue due to push-outs and delays on multiple large scale energy projects within our solar tracking business. IEI segment margin increased 30 basis points, to 3.5% for the nine-month period ended December 31, 2016, from 3.2% during the nine-month period ended December 31, 2015 due to contribution from our NEXTracker acquisition, partially offset by underperformance primarily driven by our formerly largest IEI customer, SunEdison, declaring bankruptcy in April 2016.

HRS segment margin increased 70 basis points, to 8.1% for the nine-month period ended December 31, 2016, from 7.4% during the nine-month period ended December 31, 2015. These improvements are primarily the result of new program launches and richer mix with greater value-added business engagements as a result of greater design and engineering solutions as part of our Sketch-to-Scaletm offering in our core HRS business, and contribution from our MCi acquisition since the second quarter of fiscal year 2016. HRS segment margin remained constant at 8.1% for the three-month periods ended December 31, 2016 and December 31, 2015, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) was $231.6 million, or 3.8% of net sales, during the three-month period ended December 31, 2016, decreasing $9.1 million from $240.6 million, or 3.6% of net sales, during the three-month period ended December 31, 2015, primarily due to decreases in stock-based compensation expense.

SG&A was $715.0 million, or 4.0% of net sales, during the nine-month period ended December 31, 2016, increasing $48.2 million from $666.8 million, or 3.6% of net sales, during the nine-month period ended December 31, 2015. The increase in SG&A in dollars and as a percentage of net sales was primarily due to increases in stock-based compensation expense, incremental costs associated with our acquisition of NEXTracker which drives a higher proportional SG&A level and further investments in design and engineering resources by the Company, to support our increased Sketch-to-Scaletm initiatives, and to a lesser extent the charges described below.

During the second quarter of fiscal year 2017, the Company initiated a plan to accelerate its ability to support more Sketch-to-Scaletm efforts across the Company and reposition away from historical legacy programs and structures through rationalizing its current footprint at existing sites and at corporate SG&A functions. The Company estimates that costs associated with its plan will range from $40 million to $50 million in fiscal year 2017, including approximately $29.0 million recognized in the nine-month period ended December 31, 2016. The Company expects to finalize the plan by the end of fiscal year 2017.

Intangible amortization

Amortization of intangible assets decreased by $0.6 million during the three-month period ended December 31, 2016 to $18.7 million from $19.3 million for the three-month period ended December 31, 2015.

Amortization of intangible assets increased by $19.2 million during the nine-month period ended December 31, 2016 to $62.3 million from $43.1 million during the nine-month period ended December 31, 2015. The increase is primarily due to incremental amortization expense on intangible assets relating to our acquisitions completed in the second half of fiscal year 2016.

Interest and other, net

Interest and other, net was $22.8 million during the three-month period ended December 31, 2016 compared to $21.6 million during the three-month period ended December 31, 2015. The increase in interest and other, net of $1.3 million primarily reflects a modest impact from increased interest rates.

Interest and other, net was $71.9 million during the nine-month period ended December 31, 2016 compared to $60.1 million during the nine-month period ended December 31, 2015. The increase in interest and other, net of $11.8 million was primarily as a result of $8.5 million of incremental interest expense mainly from the 4.750% Notes due June 15, 2025 issued during the first quarter of fiscal year 2016, as well as the decline in foreign currency gains recognized, offset by $8.0 million of non-recurring acquisition-related costs incurred during the nine-month period ended December 31, 2015.

Other Charges, net

Other Charges, net was $44.4 million and $46.3 million during the three-month and nine-month periods ended December 31, 2015, respectively, primarily due to a $26.8 million loss on disposition of a non-strategic Western European manufacturing facility which included a non-cash foreign currency translation loss of $25.3 million, and $21.8 million from the impairment of a non-core investment. These were offset by foreign currency translation gains of $4.2 million during the three-month and nine-month periods ended December 31, 2015.

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

The consolidated effective tax rate was 7.7% and 14.4% for the three-month and nine-month periods ended December 31, 2016, respectively, and (17.7)% and 0.7% for the three-month and nine-month periods ended December 31, 2015, respectively. The effective rate varies from the Singapore statutory rate of 17.0% as a result of recognition of earnings in different jurisdictions (we generate most of our revenues and profits from operations outside of Singapore), operating loss carryforwards, income tax credits, release of previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effect of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia and Israel. Notably, during the three-month period ended December 31, 2016, the Company had a net reduction in liabilities for uncertain tax positions of $12.2 million which was primarily driven by lapse of statutes of limitations. The effective tax rates for the three and nine-month periods ended December 31, 2015 are significantly lower than the effective tax rates for the three and nine-month periods ended December 31, 2016 primarily due to a $39.3 million release of a previous established valuation allowance position as a result of recording deferred tax liabilities in purchase accounting for the NEXTracker acquisition, which occurred during the three-month period ended December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016, we had cash and cash equivalents of approximately $1.9 billion and bank and other borrowings of approximately $2.9 billion. We have a $1.5 billion revolving credit facility that expires in March 2019, under which there were no borrowings outstanding as of the end of the quarter. As of December 31, 2016, we were in compliance with the covenants under each of our existing credit facilities and indentures.

Cash provided by operating activities was $1.0 billion during the nine-month period ended December 31, 2016. This resulted from $232.7 million of net income for the period plus adjustments for $466.8 million of non-cash charges such as depreciation, amortization, and other impairment charges (which includes the $60.0 million inventory write-down recorded during the nine-month period ended December 31, 2016), and $313.7 million from changes in our operating assets and liabilities. These changes were mainly related to an increase in accounts payable due to timing of payments to suppliers, offset by an increase in accounts receivable driven by the increase in sales activity.

For the quarterly periods indicated, certain key liquidity metrics were as follows:

Three-Month Periods Ended
	December 31, 2016	December 31, 2015
Days in trade accounts receivable	42 days	42 days
Days in inventory	57 days	51 days
Days in accounts payable	74 days	69 days
Cash conversion cycle	25 days	24 days

Days in trade accounts receivable was calculated as average accounts receivable, net of allowance for doubtful accounts, for the current and prior quarters, adding back the reduction in accounts receivable resulting from non-cash accounts receivable sales, divided by annualized sales for the current quarter by day. During the three-month period ended December 31, 2016, days in trade accounts receivable remained consistent compared to the three-month period ended December 31, 2015. Non-cash accounts receivable sales or deferred purchase price receivables included for the purposes of the calculation were $668.9 million and $534.7 million for the quarters ended December 31, 2016 and December 31, 2015, respectively. Deferred purchase price receivables are recorded in other current assets in the condensed consolidated balance sheets. For further information regarding deferred purchase price receivables see note 10 to the condensed consolidated financial statements.

Days in inventory was calculated as the average inventory for the current and prior quarters divided by annualized cost of sales for the respective quarter by day. Days in inventory increased by 6 days during the three-month period ended December 31, 2016, compared to the three-month period ended December 31, 2015, primarily due to lower sales attributable to higher turn customers in the current quarter.

Days in accounts payable was calculated as the average accounts payable for the current and prior quarters divided by annualized cost of sales for the respective quarter by day. Days in accounts payable increased by 5 days during the three-month period ended December 31, 2016, compared to the three-month period ended December 31, 2015, primarily due to timing of payments, combined with a lower cost of sales attributable to lower sales in the current period compared to the prior year.

Our cash conversion cycle was calculated as the sum of days of inventory and days of account receivables outstanding less days payable outstanding. Our cash conversion cycle increased by 1 day during the three-month period ended December 31, 2016, compared to the three-month period ended December 31, 2015, due to the factors for each of the components in the calculation discussed above.

Cash used in investing activities amounted to $579.4 million during the nine-month period ended December 31, 2016. This resulted primarily from $385.5 million of net capital expenditures for property and equipment to expand capability and capacity in support of our automotive and medical businesses and further investments in both automation and expanding technologies to support our innovation services. In addition, $180.3 million was paid primarily for the acquisition of three businesses, net of cash acquired, including $161.9 million, net of $17.8 million of cash acquired related to the acquisition of the manufacturing facilities from Bose. Further, $60.0 million was paid for a non-controlling interest in a joint venture with RIB Software AG as our partner. Offsets in other investing activities include $33.0 million received for the sale of two non-strategic businesses, and $26.8 million of proceeds from the sale of certain assets that were purchased on behalf of a customer and financed by a third party banking institution.

We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our free cash flow is calculated as cash from operations less net purchases of property and equipment. Our free cash flows for the nine-month period ended December 31, 2016 was $627.6 million compared to $525.8 million for the nine-month period ended December 31, 2015. Free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Nine-Month Periods Ended
	December 31, 2016	December 31, 2015
	(In thousands)
Net cash provided by operating activities	$1,013,188	$939,772
Purchases of property and equipment	(413,596)	(418,561)
Proceeds from the disposition of property and equipment	28,056	4,627
Free cash flow	$627,648	$525,838

Cash used in financing activities was $204.6 million during the nine-month period ended December 31, 2016, which was primarily for the repurchase of our ordinary shares in the amount of $259.7 million, and $115.1 million for repayment of bank borrowings and long-term debt. These cash outflows were partially offset by $205.5 million of net proceeds from bank borrowings and long-term debt, of which $130 million is the incremental amount borrowed extending the maturity date of one of our term loan agreements from August 30, 2018 to November 30, 2021. Refer to note 5 to the condensed consolidated financial statements for further details.

Our cash balances are held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months. As of December 31, 2016 approximately half of our cash and cash equivalents was held by foreign subsidiaries outside of Singapore. As of March 31, 2016, over half of our cash and cash equivalents was held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $916.0 million as of March 31, 2016). Repatriation could result in an additional income tax payment, however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.

Future liquidity needs will depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, the levels of shipments and changes in the volumes of customer orders, our targeted investments, and our targeted business and asset acquisitions.

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

Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Extraordinary General Meeting which was held on August 24, 2016. During the nine-month period ended December 31, 2016, we paid $259.7 million to repurchase shares (under the current and prior repurchase plans) at an average price of $13.14 per share. As of December 31, 2016, shares in the aggregate amount of $375.2 million were available to be repurchased under the current plan.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2016. There have been no material changes in our contractual obligations and commitments since March 31, 2016 except for the following changes to our debt obligations.

On November 30, 2016 we extended the maturity date of one of our term loan agreements from August 30, 2018 to November 30, 2021, and borrowed an incremental amount of $130 million under this term loan. Refer to note 5 to the condensed consolidated financial statements for additional details on this term loan.

Future payments due under our long-term debt and interest on long-term debt obligations changed from those described in the Contractual Obligations and Commitments table contained within our Annual Report on our Form 10-K for the fiscal year ended March 31, 2016 and accordingly these two items have been updated as follows:

	Total	Less Than 1 Year	1-3 Years	4-5 Years	Great Than 5 Years
	(In thousands)
Long-term Debt Obligations:
Long-term debt	$2,929,152	$57,405	$544,821	$517,567	$1,809,359
Interest on long-term debt obligations	756,482	99,888	218,606	109,422	328,566
Total long-term debt obligations	$3,685,634	$157,293	$763,427	$626,989	$2,137,925

OFF-BALANCE SHEET ARRANGEMENTS

We sell designated pools of trade receivables to unaffiliated financial institutions under our ABS programs, and in addition to cash, we receive a deferred purchase price receivable for each pool of the receivables sold. Each of these deferred purchase price receivables serves as additional credit support to the financial institutions and is recorded at its estimated fair value. As of December 31, 2016 and March 31, 2016, the fair values of our deferred purchase price receivable were approximately $668.9 million and $501.1 million, respectively. As of December 31, 2016 and March 31, 2016, the outstanding balance on receivables sold for cash was $1.2 billion under all our accounts receivable sales programs, which are not included in our condensed consolidated balance sheets. For further information, see note 10 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the nine-month period ended December 31, 2016 as compared to the fiscal year ended March 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2016, the end of the quarterly fiscal period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016 such disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our third quarter of fiscal year 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of our ordinary shares made by us for the period from October 1, 2016 through December 31, 2016:

Period (2)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - November 4, 2016	1,128,877	$13.89	1,128,877	$434,473,550
November 5 - December 2, 2016	1,753,466	$14.31	1,753,466	$409,373,191
December 3 - December 31, 2016	2,326,080	$14.69	2,326,080	$375,196,679
Total	5,208,423		5,208,423
____________________________________________________________

(1)
During the period from October 1, 2016 through December 31, 2016, all purchases were made pursuant to the program discussed below in open market transactions.  All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)
On August 24, 2016, our Board of Directors authorized the repurchase of our outstanding ordinary shares for up to $500 million.  This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of December 31, 2016, shares in the aggregate amount of $375.2 million were available to be repurchased under the current plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits — See Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEX LTD.
(Registrant)

/s/ Michael M. McNamara
Michael M. McNamara
Chief Executive Officer
(Principal Executive Officer)

Date:	January 27, 2017
/s/ Christopher Collier
Christopher Collier
Chief Financial Officer
(Principal Financial Officer)

Date:	January 27, 2017

EXHIBIT INDEX

			Incorporated by Reference			Filed
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith

10.01	Term Loan Agreement, dated as of November 30, 2016, among Flex Ltd., as borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, and the other Lenders party thereto.	8-K	000- 23354	12/1/2016	10.01
15.01	Letter in lieu of consent of Deloitte & Touche LLP.					X
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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