Form 10-K
period 2017-03-31
FLEX LTD.
filed 2017-05-16
CIK 866374

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-23354
FLEX LTD.
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
Securities registered pursuant to Section 12(g) of the Act—NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of September 30, 2016, the aggregate market value of the Company's ordinary shares held by non-affiliates of the registrant was approximately $7.4 billion based upon the closing sale price as reported on the NASDAQ Stock Market LLC (NASDAQ Global Select Market).
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2017
Ordinary Shares, No Par Value	529,913,600
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement to be delivered to shareholders in connection with the Registrant's 2017 Annual General Meeting of Shareholders	Part III

PART I

FORWARD-LOOKING STATEMENTS
Unless otherwise specifically stated, references in this report to "Flex," "the Company," "we," "us," "our" and similar terms mean Flex Ltd. and its subsidiaries.
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

ITEM 1.    BUSINESS

OVERVIEW
We are a globally-recognized, provider of Sketch-to-Scaletm services - innovative design, engineering, manufacturing, and supply chain services and solutions - from conceptual sketch to full-scale production. We design, build, ship and service complete packaged consumer and industrial products, from athletic shoes to electronics, for companies of all sizes in various industries and end-markets, through our activities in the following segments:

•
Communications & Enterprise Compute ("CEC"), which includes our telecom business of radio access base stations, remote radio heads, and small cells for wireless infrastructure; our networking business, which includes optical communications, routing, broadcasting, and switching products for the data and video networks; our server and storage platforms for both enterprise and cloud-based deployments; next generation storage and security appliance products; and rack level solutions, converged infrastructure and software-defined product solutions;

•
Consumer Technologies Group ("CTG"), which includes our consumer-related businesses in connected living, wearables, gaming, augmented and virtual reality, fashion, and mobile devices; and including various supply chain solutions for notebook personal computers ("PC"), tablets, and printers; in addition, CTG is expanding its business relationships to include supply chain optimization for non-electronics products such as footwear and clothing;

•
Industrial and Emerging Industries ("IEI"), which is comprised of energy and metering, semiconductor tools and capital equipment, office solutions, household industrial and lifestyle, industrial automation and kiosks, and lighting; and

•
High Reliability Solutions ("HRS"), which is comprised of our medical business, including consumer health, digital health, disposables, precision plastics, drug delivery, diagnostics, life sciences and imaging equipment; our automotive business, including vehicle electrification, connectivity, autonomous vehicles, and clean technologies; and our defense and aerospace businesses, focused on commercial aviation, defense and military.

We provide our advanced design, manufacturing and supply chain services through a network of over 100 facilities in approximately 30 countries across four continents. We have established this extensive network of design and manufacturing facilities in the world's major consumer electronics and industrial products markets (Asia, the Americas, and Europe) in order to serve the outsourcing needs of both multinational and regional companies. Our services provide our customers with a competitive advantage by delivering improved product quality, increased flexibility, leading-edge manufacturability, improved performance, faster time-to-market, and competitive costs. Our customers leverage our services to meet their requirements throughout their products' entire life cycles. For the fiscal year ended March 31, 2017, we had revenue of $23.9 billion and net income of $319.6 million.
Over the past several years, we have evolved beyond a traditional Electronics Manufacturing Services ("EMS") company, and now consider Flex to be a provider of a full range of Sketch-to-Scaletm services – beyond electronics manufacturing services – including strategic product development planning and design-phase innovation, supported by a talented team of design engineers. Our innovation strategy is focused on three levels: products, systems, and manufacturing technologies and processes.
We believe that the combination of our extensive open innovation platform solutions, design and engineering services, advanced supply chain management solutions and services, significant scale and global presence, and industrial campuses in low-cost geographies provide us with a competitive advantage and strong differentiation in the market for designing, manufacturing, and servicing consumer electronics, and industrial and consumer products for leading multinational and regional companies. Through these services and facilities, we offer our customers accelerated design, increased flexibility and responsiveness, improved time to market, and supply chain predictability and real time visibility, which enable them to accelerate product launches, enter new markets, mitigate risks, and improve free cash flow.
We recognized research and development costs primarily related to our design and innovations businesses of $65.6 million, $61.0 million, and $26.3 million for the fiscal years ended March 31, 2017, 2016 and 2015, respectively.

INDUSTRY OVERVIEW
Our expertise is Sketch-to-Scaletm services: design, manufacture, and supply services for a broad range of products, from electronics to athletic shoes. Although Flex has evolved beyond traditional EMS, the majority of our customers are electronics original equipment manufacturers ("OEMs"); as such, the closest broad definition of our industry remains the outsourced EMS industry.
EMS has experienced significant change and growth as an increasing number of companies elect to outsource some or all of their design, manufacturing, and after-market services requirements. In recent years, we have seen an increased level of diversification by many companies, primarily in the technology sector. Companies that have historically identified themselves as software providers, internet service providers, or e-commerce retailers are entering the highly competitive and rapidly evolving hardware markets, with products including mobile devices, home entertainment and wearable devices. This trend has resulted in significant changes to the hardware manufacturing and supply chain solutions requirements of such companies. Increasingly complex products require highly customized supply chain solutions, in turn resulting in significant changes to the overall manufacturing and supply chain landscape. The growth of the overall industry for calendar year 2016 is estimated to have been around 4%.
We believe the total available market for the EMS industry is poised for continued growth, with current penetration rates estimated to be about 30%. The intensely competitive nature of the electronics industry, the increasing complexity and sophistication of electronics products, and pressure on OEMs to reduce product costs and shorten product life cycles are all factors that encourage OEMs to utilize supply chain service providers as part of their business and manufacturing strategies. Utilizing global manufacturing and service providers allows OEMs to take advantage of the global design, manufacturing and supply chain management expertise of such providers, and enables OEMs to concentrate on product research, development, marketing, and sales. We believe that OEMs realize a number of important benefits through their strategic relationships with EMS providers, including:

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

SERVICE OFFERINGS
We offer a broad range of customizable services to our customers. We believe that Flex has the broadest worldwide end-to-end supply chain solution capabilities in the industry, from concept design resources to aftermarket services. We believe a key competitive advantage is the Flex Platform, which is our system for improving customer competitiveness by providing superior speed, scope, and scale:

•
Speed:  Our sophisticated supply chain management tools and expertise allow us to provide customers with access to real-time information that increases visibility throughout the entire product lifecycle, reducing risk while accelerating execution.

•
Scope:  Our end-to-end services, from Sketch-to-Scaletm, include design and innovation services, engineering, logistics, and supply chain management. Our deep industry knowledge and multi-domain expertise accelerates the entire process of producing increasingly complex products for increasingly interconnected industries.

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
Our services include all processes necessary to design, build, ship and service complete packaged consumer electronics and industrial products for our customers. These services include:
Innovation Services.    This area of our business has seen increased investment and focus over the past five years. We provide a comprehensive set of services that enable companies, from startups to multinationals, to successfully innovate, create new products and solutions, and gain access to new markets. These services span the entire product introduction and solution lifecycle by providing access to new technologies, accelerating product development from early concepts to final production-ready design, and providing advanced manufacturing and testing for new product introduction and market access to grow our customers' offerings. We launched the Silicon Valley Open Innovation Initiative to create an ecosystem of customers, suppliers and design tool makers to drive new product innovation technologies that improve productivity, cost and time-to-market. As part of this initiative, we founded the Silicon Valley Open Innovation Summit.
In fiscal year 2017, we continued to expand our Innovation Centers worldwide and further enhanced our flagship Customer Innovation Center in Silicon Valley. Our innovation services include:

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

Systems Assembly and Manufacturing.    Our assembly and manufacturing operations, which generate the majority of our revenues, include printed circuit board assembly and assembly of systems and subsystems that incorporate printed circuit boards and complex electromechanical components. We often assemble electronics products with our proprietary printed circuit boards and custom electronic enclosures on either a build-to-order or configure-to-order basis. In these operations, we employ just-in-time, ship-to-stock and ship-to-line programs, continuous flow manufacturing, demand flow processes, and statistical process controls. As our customers seek to provide greater functionality in physically smaller products, they increasingly require more sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and our expertise in innovative miniaturization, packaging and interconnect technologies, enables us to offer a variety of advanced manufacturing solutions. We support a wide range of product demand profiles, from low-volume, high-complexity programs, to high-volume production. Continuous focus on lean manufacturing, and a systematic approach to identifying and eliminating waste (non-value-added activities) through continuous improvement based on customer demand allows us to increase our efficiency and flexibility to meet dynamic customer requirements. Our systems assembly and manufacturing expertise includes the following:

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

Component businesses.    We offer the following components product solutions:

•
Rigid and Flexible Printed Circuit Board ("PCB") Fabrication. Printed circuit boards are composed of laminated materials that provide the interconnection for integrated circuits, passive and other electronic components and thus are at the heart of almost every electrical system. They are formed out of multi-layered epoxy resin and glass cloth systems with very fine traces, spaces, and plated holes (called vias) which interconnect the different layers into an extremely dense circuit network that carries the electrical signals between components. As semiconductor designs become more complex and signal speeds increase, there is an increasing demand for higher density integration on printed circuit boards, requiring higher layer counts, finer lines and spacings, smaller vias (microvias) and base materials with very low electrical loss characteristics. The manufacturing of these complex multilayer interconnect products often requires the use of sophisticated circuit interconnections between layers, and adherence to strict electrical characteristics to maintain consistent transmission speeds and impedances. The global demand for wireless devices and the complexity of wireless products are driving the demand for more flexible printed circuits. Flexible circuit boards facilitate a reduction in the weight of a finished electronic product and allow the designer to use the third dimension in designing new products or product features. Flexible circuits have become a very attractive design alternative for many new and emerging application spaces such as automotive rear light-emitting diode ("LED") lighting, tablet computers, and miniaturized radio frequency identification tags or smart cards. We are an industry leader in high-density interconnect with Every Layer Inter Connect ("ELIC") technology, which is widely used in smart phone designs, and multilayer constructions which are used in advanced routers and switches, telecom equipment, servers, storage, and flexible printed circuit boards and flexible printed circuit board assemblies. Our PCB business (Multek) manufactures printed circuit boards on a low-volume, quick-turn basis, as well as on a high-volume production basis. We provide quick-turn prototype services that allow us to provide small test quantities to meet the needs of customers' product development groups in as quickly as 48 hours. Our extensive range of services enables us to respond to our customers' demands for an accelerated transition from prototype to volume production. Multek offers a one-stop solution from design to manufacturing of PCB, flexible circuits and rigid flex circuits and sub-assemblies. We have printed circuit board and flexible circuit fabrication service capabilities in North America and Asia. Our PCB capabilities are centered in Asia and North America.

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
        Significant Scale and Global Integrated System.    We believe that scale is a significant competitive advantage, as our customers' solutions increasingly require cost structures and capabilities that can only be achieved through size and global reach. We are a leader in global procurement, purchasing approximately $22.8 billion of materials during our fiscal year ended March 31, 2017. As a result, we are able to use our worldwide supplier relationships to achieve advantageous pricing and supply chain flexibility for our customers.
We have established an extensive, integrated network of design, manufacturing and logistics facilities in the world's major consumer electronics and industrial markets to serve the outsourcing needs of both multinational and regional companies. Our extensive global network of over 100 facilities in approximately 30 countries with approximately 200,000 employees, helps increase our customers' competitiveness by simplifying their global product development processes while delivering improved product quality with improved performance and accelerated time to market.
        End-to-End Solutions.    We offer a comprehensive range of worldwide supply chain services that simplify and improve global product development processes, providing meaningful time and cost savings to our customers. Our broad-based, end-to-end services enable us to cost effectively design, build, ship and service a complete packaged product. We believe that our capabilities help our customers improve product quality, manufacturability and performance, while reducing costs. We have expanded and enhanced our service offering by adding capabilities in 3D printing, automation, innovation labs, real-time supply chain software, plastics, machining, and mobile charging, and by introducing new capabilities in areas such as solar equipment, large format stamping, and chargers.
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
        Extensive Design and Engineering Capabilities.    We have an industry-leading global design service offering, with extensive product design engineering resources, that provides design services, product developments, and solutions to satisfy a wide array of customer requirements across all of our key markets. We combine our design and manufacturing services to provide Sketch-to-Scaletm customized solutions that include services from design concept, through product industrialization and product development, including the manufacture of components and complete products (such as smart phones), which are then sold by our customers under their brand names.
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
        Customer and Product Innovation Centers.    We have established state-of-the art innovation centers in the Americas, Asia and Europe, with differentiated offerings and specialized services and focus. Some of these offerings include the most advanced 3D plastic printing, 3D metal printing, surface mount technology (SMT), and X-ray and test equipment to support major industries in bringing innovative products to market rapidly. We also have a reliability and failure analysis lab and an automation applications team. Another key feature is our focus on confidentiality and security as we offer dedicated customer-confidential work spaces that provide increased security and restricted access to protect our customers' intellectual property ("IP") and the confidentiality of new products being launched into the marketplace. These innovation centers offer our customers a geographically-focused version of our Sketch-to-Scaletm services, taking their product from concept to volume production and go-to-market in a rapid, cost effective and low risk manner.
        Industrial Parks; Low-Cost Manufacturing Services.    We have developed self-contained campuses that co-locate our manufacturing and logistics operations with our suppliers at a single, low-cost location. These industrial parks enhance our supply chain management efficiency, while providing a low-cost, multi-technology solution for our customers. This approach increases the competitiveness of our customers by reducing logistical barriers and costs, improving communications, increasing flexibility, lowering transportation costs and reducing turnaround times. We have strategically established our industrial parks in Brazil, China, Malaysia, Mexico and Poland.
We have selected manufacturing operations situated in low-cost regions of the world to provide our customers with a wide array of manufacturing solutions and low manufacturing costs. As of March 31, 2017, approximately 80% of our manufacturing capacity was located in low-cost locations, such as Brazil, China, Hungary, India, Indonesia, Malaysia, Mexico, Poland, Romania, and the Ukraine. We believe we are a global industry leader in low-cost production capabilities.

CUSTOMERS
Our customers include many of the world's leading technology companies. We have focused on establishing long-term relationships with our customers and have been successful in expanding our relationships to incorporate additional product lines and services.
As our business spans multiple end markets, we believe that we are well-positioned through our market diversification to grow faster than the industry average and successfully navigate through difficult economic times. As an example, we serve the following key customers across our diverse business groups including i) medical customers Abbott and Johnson & Johnson and auto customers Ford and Nexteer in our HRS segment, ii) Teradyne, Applied Materials and Xerox in our IEI segment, iii) Cisco, Nokia Solutions and Huawei in our CEC segment and iv) Motorola Lenovo, Nike and Bose out of our CTG segment. We continually look for new ways to diversify our offering within each market segment.
In fiscal year 2017, our ten largest customers accounted for approximately 43% of net sales. No customers accounted for greater than 10% of the Company's net sales in fiscal year 2017.

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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), Section 1502, introduced reporting requirements related to the verification of whether we are directly (or indirectly through suppliers of materials) purchasing the following minerals: columbite-tantalite, also known as coltan (the metal ore from which tantalum is extracted); cassiterite (the metal ore from which tin is extracted); gold; wolframite (the metal ore from which tungsten is extracted); or their derivatives, which are limited to tantalum, tin and tungsten; or any other mineral or its derivatives as determined by the Secretary of State associated with financing conflicts in the Democratic Republic of the Congo or an adjoining country. We are working directly with suppliers, industry groups, and customers to comply with the reporting requirements necessary to comply with this law. See "Risk Factors—Compliance with government regulations regarding the use of 'conflict minerals' may result in increased costs and risks to us." We have filed the required reports on Form SD with the Securities and Exchange Commission (SEC) in accordance with the Dodd-Frank Act.

ENVIRONMENTAL REGULATION
Our operations are regulated under various federal, state, local and international laws governing the environment, including laws governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated sites. We have implemented processes and procedures to ensure that our operations are in compliance with all applicable environmental regulations. We do not believe that costs of compliance with these laws and regulations will have a material adverse effect on our capital expenditures, operating results, or competitive position. In addition, we are responsible for cleanup of contamination at some of our current and former manufacturing facilities and at some third-party sites. We engage environmental consulting firms to assist us in the evaluation of environmental liabilities associated with our ongoing operations, historical disposal activities and closed sites in order to establish appropriate accruals in our financial statements. We determine the amount of our accruals for environmental matters by analyzing and estimating the probability of occurrence and the reasonable possibility of incurring costs in light of information currently available. The imposition of more stringent standards or requirements under environmental laws or regulations, the results of future testing and analysis undertaken by us at our operating facilities, or a determination that we are potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated to be required for such matters. Additionally, we could be required to alter our operations in order to comply with any new standards or requirements under environmental laws or regulations. There can be no assurance that additional environmental matters will not arise in the future or that costs will not be incurred with respect to sites as to which no issue is currently known.
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

EMPLOYEES
As of March 31, 2017, our global workforce totaled approximately 200,000 employees. In certain international locations, our employees are represented by labor unions and by work councils. We have never experienced a significant work stoppage or strike, and we believe that our employee relations are good.
Our success depends to a large extent upon the continued services of key managerial and technical employees. The loss of such personnel could seriously harm our business, results of operations and business prospects. To date, we have not experienced significant difficulties in attracting or retaining such personnel.

INTELLECTUAL PROPERTY
We own or license various United States and foreign patents relating to a variety of technologies. For certain of our proprietary processes, we rely on trade secret protection. We also have registered our corporate name and several other trademarks and service marks that we use in our business in the United States and other countries throughout the world. As of March 31, 2017 and 2016, the carrying value of our intellectual property was not material.
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

ADDITIONAL INFORMATION
Our Internet address is https://www.flex.com. We make available through our Internet website the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.
We were incorporated in the Republic of Singapore in May 1990. Our principal corporate office is located at 2 Changi South Lane, Singapore 486123. Our U.S. corporate headquarters is located at 6201 America Center Drive, San Jose, CA 95002.

ITEM 1A.    RISK FACTORS
We depend on industries that continually produce technologically advanced products with short product life cycles and our business would be adversely affected if our customers' products are not successful or if our customers lose market share.
We derive our revenues from customers in the following business groups:

•
CEC, which includes our telecom business of radio access base stations, remote radio heads, and small cells for wireless infrastructure; our networking business, which includes optical, routing, broadcasting, and switching products for the data and video networks; our server and storage platforms for both enterprise and cloud-based deployments; next generation storage and security appliance products; and rack level solutions, converged infrastructure and software-defined product solutions;

•
CTG, which includes our consumer-related businesses in connected living, wearables, gaming, augmented and virtual reality, fashion, and mobile devices; and including various supply chain solutions for notebook personal computers ("PC"), tablets, and printers; in addition, CTG is expanding its business relationships to include supply chain optimization for non-electronics products such as footwear and clothing;

•	IEI, which is comprised of energy and metering, semiconductor and capital equipment, office solutions, household industrial and lifestyle, industrial automation and kiosks, and lighting; and

•
HRS, which is comprised of our medical business, including consumer health, digital health, disposables, precision plastics, drug delivery, diagnostics, life sciences and imaging equipment; our automotive business, including vehicle electrification, connectivity, autonomous vehicles, and clean technologies; and our defense and aerospace businesses, focused on commercial aviation, defense and military.

Factors affecting any of these industries in general or our customers in particular, could adversely impact us. These factors include:

•	rapid changes in technology, evolving industry standards, and requirements for continuous improvement in products and services that result in short product life cycles;

•	demand for our customers' products may be seasonal;

•	our customers may fail to successfully market their products, and our customers' products may fail to gain widespread commercial acceptance;

•	our customers' products may have supply chain issues;

•	our customers may experience dramatic market share shifts in demand which may cause them to lose market share or exit businesses; and

•	there may be recessionary periods in our customers' markets.

Our customers may cancel their orders, change production quantities or locations, or delay production, and our current and potential customers may decide to manufacture some or all of their products internally, which could harm our business.
Cancellations, reductions, or delays by a significant customer or by a group of customers have harmed, and may in the future harm, our results of operations by reducing the volumes of products we manufacture and deliver for these customers, by causing a delay in the repayment of our expenditures for inventory in preparation for customer orders, and by lowering our asset utilization resulting in lower gross margins. Additionally, current and prospective customers continuously evaluate our capabilities against other providers as well as against the merits of manufacturing products themselves. Our business would be adversely affected if customers decide to perform these functions internally or transfer their business to another provider. In addition, we face competition from the manufacturing operations of some of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing. In the past, some of our customers moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity. Any of these developments could cause a decline in our sales, loss of market acceptance of our products or services, decreases of our profits or loss of our market share.
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
Sales to our ten largest customers represent a significant percentage of our net sales. Our ten largest customers accounted for approximately 43%, 46% and 50% of net sales in fiscal years 2017, 2016 and 2015, respectively. No customer accounted for more than 10% of net sales in fiscal year 2017 and only Lenovo/Motorola, which is reflected in our CTG segment, accounted for more than 10% of net sales in fiscal year 2016 and 2015. Our principal customers have varied from year to year. These customers may experience dramatic declines in their market shares or competitive position, due to economic or other forces, that may cause them to reduce their purchases from us or, in some cases, result in the termination of their relationship with us. Significant reductions in sales to any of these customers, or the loss of major customers, would materially harm our business. If we are not able to timely replace expired, canceled or reduced contracts with new business, our revenues and profitability could be harmed. Additionally, mergers, acquisitions, consolidations or other significant transactions involving our key customers generally entail risks to our business. If a significant transaction involving any of our key customers results in the loss of or reduction in purchases by the largest customers, it could have a materially adverse effect on our business, results of operations, financial condition and prospects.
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
In addition, customers often require unique configurations or custom designs, which must be developed and integrated in the customer's product well before the customer launches the product. Thus, there is often substantial lead-time between the commencement of design efforts for a customized component and the commencement of volume shipments of the component to the customer. As a result, we may make substantial investments in the development and customization of products for our customers, and no revenue may be generated from these efforts if our customers do not accept the customized component. Even if our customers accept the customized component, if our customers do not purchase anticipated levels of products, we may not realize any profits.
Our achievement of anticipated levels of profitability in our components business is also dependent on our ability to achieve efficiencies in our manufacturing as well as to manufacture components in commercial quantities to the performance specifications demanded by our customers. As a result of these and other risks, we have been, and in the future may be, unable to achieve anticipated levels of profitability in our components business.
Our exposure to financially troubled customers or suppliers may adversely affect our financial results.
We provide manufacturing services to companies and industries that have in the past, and may in the future, experience financial difficulty. If some of our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our products from these customers could decline. Additionally, if our suppliers experience financial difficulty we could have difficulty sourcing supplies necessary to fulfill production requirements and meet scheduled shipments. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. Such adverse effects could include one or more of the following: an increase in our provision for doubtful accounts, a charge for inventory write-offs, a reduction in revenue, and an increase in our working capital requirements due to higher inventory levels and increases in days our accounts receivable are outstanding. On April 21, 2016, SunEdison, Inc. and certain of its subsidiaries ("SunEdison") filed for protection under Chapter 11 of the U.S. Bankruptcy Code. For the fiscal year ended March 31, 2016, we recognized a bad debt reserve charge of $61.0 million associated with our outstanding SunEdison receivables and accepted return of previously shipped inventory of approximately $90 million. During the second quarter of fiscal year 2017, prices for solar panel modules declined significantly. We determined that certain solar panel inventory previously designated for SunEdison on hand at the end of the second quarter of fiscal year 2017 was not fully recoverable and recorded a charge of $60.0 million to reduce the carrying costs to market during fiscal year 2017. In addition we recognized a $16.0 million impairment charge for solar module equipment and incurred $16.9 million of incremental costs primarily related to negative margin sales and other associated solar panel direct costs. The estimates underlying our recorded provisions, as well as consideration of other potential customer bankruptcy-related contingencies associated with the SunEdison bankruptcy proceedings, are based on the facts currently known to us. No preference claims have been asserted against the Company and consideration has been given to the related contingencies based on the facts currently known to us. We are unable to reasonably estimate a loss or any range of possible loss. Further, we believe that we continue to have a number of affirmative and direct defenses to any potential claims for recovery and intend to vigorously defend any such claim, if asserted. An unfavorable resolution of this matter could be material to our results of operations, financial condition, or cash flows.
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

Because our manufacturing operations are located in a number of countries throughout the Americas, Asia and Europe, we are subject to risks of changes in economic and political conditions in those countries, including:

•	fluctuations in the value of local currencies;

•	labor unrest, difficulties in staffing and geographic labor shortages;

•	longer payment cycles;

•	cultural differences;

•	increases in duties, tariffs, and taxation levied on our products;

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

•	imposition of restrictions on currency conversion or the transfer of funds;

•	limitations on imports or exports of components or assembled products, or other travel restrictions;

•	expropriation of private enterprises;

•	ineffective legal protection of our intellectual property rights in certain countries;

•	natural disasters;

•	exposure to infectious disease and epidemics;

•	inability of international customers and suppliers to obtain financing resulting from tightening of credit in international financial markets;

•	political unrest; and

•	a potential reversal of current favorable policies encouraging foreign investment or foreign trade by our host countries.
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
Currency exchange rates fluctuate on a daily basis as a result of a number of factors, including changes in a country's political and economic policies. Volatility in the functional and non-functional currencies of our entities and the United States dollar could seriously harm our business, operating results and financial condition. The primary impact of currency exchange fluctuations is on the cash, receivables, payables and expenses of our operating entities. As part of our currency hedging strategy, we use financial instruments such as forward exchange, swap contracts, and options to hedge our foreign currency exposure in order to reduce the short-term impact of foreign currency rate fluctuations on our operating results. If our hedging activities are not successful or if we change or reduce these hedging activities in the future, we may experience significant unexpected fluctuations in our operating results as a result of changes in exchange rates.
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
In the past, we have completed numerous strategic transactions with customers. Under these arrangements, we generally acquire inventory, equipment and other assets from the customers, and lease or acquire their manufacturing facilities, while simultaneously entering into multi-year manufacturing and supply agreements for the production of their products. We may pursue these customer divestiture transactions in the future. These arrangements entered into with divesting customers typically involve many risks, including the following:

•	we may need to pay a purchase price to the divesting customers that exceeds the value we ultimately may realize from the future business of the customer;

•	the integration of the acquired assets and facilities into our business may be time-consuming and costly, including the incurrence of restructuring charges;

•	we, rather than the divesting customer, bear the risk of excess capacity at the facility;

•	we may not achieve anticipated cost reductions and efficiencies at the facility;

•	we may be unable to meet the expectations of the customer as to volume, product quality, timeliness and cost reductions;

•	our supply agreements with the customers generally do not require any minimum volumes of purchase by the customers, and the actual volume of purchases may be less than anticipated; and

•
if demand for the customers' products declines, the customer may reduce its volume of purchases, and we may not be able to sufficiently reduce the expenses of operating the facility or use the facility to provide services to other customers.

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
We are subject to taxes in numerous jurisdictions. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory rates and changes in tax laws or their interpretation including changes related to tax holidays or tax incentives. The international tax environment continues to change as a result of both coordinated efforts by governments and unilateral measures designed by individual countries, both intended to tackle concerns over perceived international tax avoidance techniques, which could ultimately have an adverse effect on the taxation of international businesses. For example, legislative changes may result from the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting Project or any U.S. tax reform, which has been stated to be a priority for the new U.S. presidential administration and U.S. Congress. Any such changes, if adopted, could adversely impact our effective tax rate. Our taxes could also increase if certain tax holidays or incentives are not renewed upon expiration, or if tax rates applicable to us in such jurisdictions are otherwise increased. Our continued ability to qualify for specific tax holiday extensions will depend on, among other things, our anticipated investment and expansion in these countries and the manner in which the local governments interpret the requirements for modifications, extensions or new incentives.
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
In recent years, including during fiscal year 2017, we undertook initiatives to restructure our business operations through a series of restructuring activities, which were intended to accelerate our ability to support more Sketch-to-Scaletm efforts across the Company and reposition away from historical legacy programs and structures through rationalizing our current footprint at existing sites and at corporate SG&A functions. These activities were primarily for employee termination costs.
While we incur severance, asset impairment charges and other charges as a result of changes in our customer mix on an ongoing basis, such individual actions were not considered material and did not qualify as restructuring charges per accounting principles generally accepted in the United States to be separately disclosed as restructuring charges in fiscal years 2016 and 2015, and are included in either cost of sales or selling, general and administrative expenses, as appropriate. Our restructuring activities undertaken during fiscal year 2017 have been disclosed separately on our statement of operations. We may be required to take additional charges in the future to align our operations and cost structures with global economic conditions, market demands, cost competitiveness, and our geographic footprint as it relates to our customers' production requirements. We may consolidate certain manufacturing facilities or transfer certain of our operations to lower cost geographies. If we are required to take additional restructuring charges in the future, our operating results, financial condition, and cash flows could be adversely impacted. Additionally, there are other potential risks associated with our restructurings that could adversely affect us, such as delays encountered with the finalization and implementation of the restructuring activities, work stoppages, and the failure to achieve targeted cost savings.
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
We may encounter difficulties with acquisitions and divestitures, which could harm our business.
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
In addition, acquisitions involve numerous risks and challenges, including:

•	diversion of management's attention from the normal operation of our business;

•	potential loss of key employees and customers of the acquired companies;

•	difficulties managing and integrating operations in geographically dispersed locations;

•	the potential for deficiencies in internal controls at acquired companies;

•	increases in our expenses and working capital requirements, which reduce our return on invested capital;

•	lack of experience operating in the geographic market or industry sector of the acquired business;

•	cybersecurity and compliance related issues;

•	initial dependence on unfamiliar supply chain or relatively small supply chain partners; and

•	exposure to unanticipated liabilities of acquired companies.
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
From time to time, we are involved in various claims, suits, investigations and legal proceedings. Additional legal claims or regulatory matters may arise in the future and could involve matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims and other issues on a global basis. If we receive an adverse judgment in any litigation, we could be required to pay substantial damages and cease certain practices or activities. Regardless of the merits of the claims, litigation may be both time- consuming and disruptive to our business. The defense and ultimate outcome of any lawsuits or other legal proceedings may result in higher operating expenses and a decrease in operating margin, which could have a material adverse effect on our business, financial condition, or results of operations.
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
In the European Union ("EU"), we are required to maintain certain standardized certifications in order to sell our products and must undergo periodic inspections to obtain and maintain these certifications. Continued noncompliance to the EU regulations could stop the flow of products into the EU from us or from our customers. In China, the Safe Food and Drug Administration controls and regulates the manufacture and commerce of healthcare products. We must comply with the regulatory laws applicable to medical device manufactures or our ability to manufacture products in China could be impacted. In Japan, the Pharmaceutical Affairs Laws regulate the manufacture and commerce of healthcare products. These regulations also require that subcontractors manufacturing products intended for sale in Japan register with authorities and submit to regulatory audits. Other Asian countries and Latin America where we operate have similar laws regarding the regulation of medical device manufacturing.
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
We are also required to comply with an increasing number of global and local product environmental compliance regulations focused on the restriction of certain hazardous substances. We are subject to the EU directives, including the Restrictions on RoHS, the WEEE as well as the EU's REACH regulation. In addition, new technical classifications of e-Waste being discussed in the Basel Convention technical working group could affect both our customers' abilities and obligations in electronics repair and refurbishment. Also of note is China's Management Methods for Controlling Pollution Caused by EIPs regulation, commonly referred to as "China RoHS", which restricts the importation into and production within China of electrical equipment containing certain hazardous materials. Similar legislation has been or may be enacted in other jurisdictions, including in the United States. RoHS and other similar legislation bans or restricts the use of lead, mercury and certain other specified substances in electronics products and WEEE requires EU importers and/or producers to assume responsibility for the collection, recycling and management of waste electronic products and components. We have developed rigorous risk mitigating compliance programs designed to meet the needs of our customers as well as applicable regulations. These programs may include collecting compliance data from our suppliers, full laboratory testing and public reporting of other environmental metrics such as carbon emissions, electronic waste and water, and we also require our supply chain to comply. Non-compliance could potentially result in significant costs and/or penalties. In the case of WEEE, the compliance responsibility rests primarily with the EU importers and/or producers rather than with EMS companies. However, customers may turn to EMS companies for assistance in meeting their obligations under WEEE.

In addition, we are responsible for the cleanup of contamination at some of our current and former manufacturing facilities and at some third party sites. If more stringent compliance or cleanup standards under environmental laws or regulations are imposed, or the results of future testing and analyses at our current or former operating facilities indicate that we are responsible for the release of hazardous substances into the air, ground and/or water, we may be subject to additional liability. Additional environmental matters may arise in the future at sites where no problem is currently known or at sites that we may acquire in the future. Additionally, we could be required to alter our manufacturing and operations and incur substantial expense in order to comply with environmental regulations. Our failure to comply with environmental laws and regulations or adequately address contaminated sites could limit our ability to expand our facilities or could require us to incur significant expenses, which would harm our business.
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
Our debt level may create limitations.
As of March 31, 2017, our total debt was approximately $3.0 billion. This level of indebtedness could limit our flexibility as a result of debt service requirements and restrictive covenants, and may limit our ability to access additional capital or execute our business strategy.
Changes in our credit rating may make it more expensive for us to raise additional capital or to borrow additional funds. We may also be exposed to interest rate fluctuations on our outstanding borrowings and investments.
Our credit is rated by credit rating agencies. Our 4.625% Notes, our 5.000% Notes and our 4.750% Notes are currently rated BBB- by Standard and Poor's ("S&P") which is considered to be “investment grade” by S&P, rated Baa3 by Moody’s which is considered to be “investment grade” by Moody's, and rated BBB- by Fitch which is considered to be "investment grade" by Fitch. Any decline in our credit rating may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us, if at all, negatively impact the price of our ordinary shares, increase our interest payments under some of our existing debt agreements, and have other negative implications on our business, many of which are beyond our control. In addition, the interest rate payable on some of our credit facilities is subject to adjustment from time to time if our credit ratings change. Thus, any potential future negative change in our credit rating may increase the interest rate payable on these credit facilities.
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
Our revenue and gross margin depend significantly on general economic conditions and the demand for products in the markets in which our customers compete. Adverse worldwide economic conditions may create challenging conditions in the electronics industry. For example, these conditions may be adversely impacted by the pending withdrawal of the United Kingdom from the EU following its referendum on EU membership and the position that the U.S. will take with respect to certain treaty and trade relationships with other countries. These conditions may result in reduced consumer and business confidence and spending in many countries, a tightening in the credit markets, a reduced level of liquidity in many financial markets, high volatility in credit, fixed income and equity markets, currency exchange rate fluctuations, and global economic uncertainty. In addition, longer term disruptions in the capital and credit markets could adversely affect our access to liquidity needed for our business. If financial institutions that have extended credit commitments to us are adversely affected by the conditions of the U.S. and international capital markets, they may become unable to fund borrowings under their credit commitments to us, which could have an adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.
Catastrophic events could have a material adverse effect on our operations and financial results.
Our operations or systems could be disrupted by natural disasters, terrorist activity, public health issues, cyber security incidents, interruptions of service from utilities, transportation or telecommunications providers, or other catastrophic events. Such events could make it difficult or impossible to manufacture or deliver products to our customers, receive production materials from our suppliers, or perform critical functions, which could adversely affect our revenue and require significant recovery time and expenditures to resume operations. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, some of our systems are not fully redundant and we cannot be sure that our plans will fully protect us from all such disruptions.
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
As part of the Dodd-Frank Act, the SEC has promulgated disclosure requirements regarding the use of certain minerals ("Minerals"), which may have originated in the Democratic Republic of the Congo or adjoining countries. In May 2016, we filed our report on Form SD for the year ended December 31, 2015 to report that, based on our diligence review, we were unable to determine whether Minerals contained in our products originated in the Democratic Republic of the Congo or adjoining countries or whether the mining or trade of such Minerals directly or indirectly financed or otherwise benefited armed groups in those countries. We expect to undertake further reviews of our supply chain in 2017 and beyond as necessary to comply with the SEC’s disclosure requirements. Additionally, customers rely on us to provide critical data regarding the products they purchase and request information on such Minerals. Our materials sourcing is broad-based and multi-tiered, and we may not be able to easily verify the origins of the Minerals used in the products we sell. We have many suppliers and each may provide the required information in a different manner, if at all. Accordingly, because the supply chain is complex, our reputation may suffer if we are unable to sufficiently verify the origins of the Minerals, if any, used in our products. Additionally, customers may demand that the products they purchase be free of any Minerals originating in the specified countries. The implementation of this requirement could affect the sourcing and availability of products we purchase from our suppliers. This may reduce the number of suppliers that may be able to provide products and may affect our ability to obtain products in sufficient quantities to meet customer demand or at competitive prices.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our facilities consist of a global network of industrial parks, regional manufacturing operations, and design, engineering and product introduction centers, providing approximately 27 million square feet of productive capacity as of March 31, 2017.
The composition of the square footage of our facilities, by region, is as follows:

	Americas	Asia	Europe	Total
	(in million square feet)
	Manufacturing Square Footage Space
Manufacturing - Leased	3.6	6.4	1.3	11.3
Manufacturing - Owned	4.9	7.7	2.9	15.5
Total	8.5	14.1	4.2	26.8

	Total Square Footage Space
Manufacturing	8.5	14.1	4.2	26.8
Non-manufacturing	9.3	9.0	4.9	23.2
Total	17.8	23.1	9.1	50.0

Our facilities include large industrial parks, ranging in size from 0.6 million to 4.9 million square feet in Brazil, China, Malaysia, Mexico and Poland. We also have regional manufacturing operations, generally ranging in size from under 100,000 to approximately 1.6 million square feet in Austria, Brazil, Canada, China, Czech Republic, Denmark, Hong Kong, Hungary, India, Indonesia, Ireland, Israel, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Romania, Singapore, Spain, Switzerland, the Ukraine and the United States. We also have smaller design and engineering centers, innovation centers and product introduction centers at a number of locations in the world's major industrial and electronics markets.
Our facilities are well maintained and suitable for the operations conducted. The productive capacity of our plants is adequate for current needs.

ITEM 3.    LEGAL PROCEEDINGS
For a description of our material legal proceedings, see note 12 "Commitments and Contingencies" to the consolidated financial statements included under Item 8, which is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PRICE RANGE OF ORDINARY SHARES
Our ordinary shares are quoted on the NASDAQ Global Select Market under the symbol "FLEX." The following table sets forth the high and low per share sales prices for our ordinary shares since the beginning of fiscal year 2016 as reported on the NASDAQ Global Select Market.

	High	Low
Fiscal Year Ended March 31, 2017
Fourth Quarter	$16.88	$14.33
Third Quarter	14.84	13.54
Second Quarter	13.69	11.66
First Quarter	13.19	11.69
Fiscal Year Ended March 31, 2016
Fourth Quarter	$12.06	$9.10
Third Quarter	11.79	10.27
Second Quarter	11.56	9.90
First Quarter	12.84	11.53
As of May 10, 2017 there were 3,197 holders of record of our ordinary shares and the closing sales price of our ordinary shares as reported on the NASDAQ Global Select Market was $15.43 per share.
DIVIDENDS
Since inception, we have not declared or paid any cash dividends on our ordinary shares. We currently do not have plans to pay any dividends in fiscal year 2018.
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
The graph below assumes that $100 was invested in our ordinary shares, in the Standard & Poor's 500 Stock Index and in the peer group described above on March 31, 2012 and reflects the annual return through March 31, 2017, assuming dividend reinvestment.
The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performances of our ordinary shares.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Flex, the S&P 500 Index, and Peer Group

	3/12	3/13	3/14	3/15	3/16	3/17
Flex Ltd.	100.00	93.63	127.98	175.62	167.04	232.69
S&P 500 Index	100.00	113.96	138.87	156.55	159.34	186.71
Peer Group	100.00	82.98	97.08	119.77	108.64	164.51
Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2017
Index Data: Copyright Standard and Poor's, Inc. Used with permission. All rights reserved.

Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our ordinary shares made by us for the period from January 1, 2017 through March 31, 2017.

Period (2)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - February 3, 2017	2,166,612	$14.84	2,166,612	$343,043,322
February 4 - March 3, 2017	1,860,843	16.30	1,860,843	312,710,616
March 4 - March 31, 2017	1,647,223	16.63	1,647,223	285,322,239
Total	5,674,678		5,674,678
_______________________________________________________________________________

(1)
During the period from January 1, 2017 through March 31, 2017 all purchases were made pursuant to the program discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)
On August 24, 2016, our Board of Directors authorized the repurchase of our outstanding ordinary shares for up to $500 million. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of March 31, 2017, shares in the aggregate amount of $285.3 million were available to be repurchased under the current plan.

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

	Fiscal Year Ended March 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	$23,862,934	$24,418,885	$26,147,916	$26,108,607	$23,569,475
Cost of sales	22,303,231	22,810,824	24,602,576	24,609,738	22,187,393
Restructuring charges (3)	38,758	—	—	58,648	215,834
Gross profit	1,520,945	1,608,061	1,545,340	1,440,221	1,166,248
Selling, general and administrative expenses	937,339	954,890	844,473	874,796	805,235
Intangible amortization	81,396	65,965	32,035	28,892	29,529
Restructuring charges (3)	10,637	—	—	16,663	11,600
Other charges (income), net (1)	21,193	47,738	(53,233)	57,512	(65,190)
Interest and other, net	99,532	84,793	51,410	61,904	56,259
Income before income taxes	370,848	454,675	670,655	400,454	328,815
Provision for income taxes	51,284	10,594	69,854	34,860	26,313
Income from continuing operations	319,564	444,081	600,801	365,594	302,502
Loss from discontinued operations, net of tax	—	—	—	—	(25,451)
Net income	$319,564	$444,081	$600,801	$365,594	$277,051
Diluted earnings (loss) per share:
Continuing operations	$0.59	$0.79	$1.02	$0.59	$0.45
Discontinued operations	$—	$—	$—	$—	$(0.04)
Total	$0.59	$0.79	$1.02	$0.59	$0.41

	As of March 31,
	2017	2016	2015	2014	2013
	(In thousands)
CONSOLIDATED BALANCE SHEET DATA:
Working capital (2)	$1,883,149	$1,742,921	$1,985,809	$1,744,967	$1,599,671
Total assets	12,593,363	12,384,981	11,652,891	12,485,035	10,579,107
Total long-term debt, excluding current portion	2,890,609	2,709,389	2,025,970	2,056,233	1,639,580
Shareholders' equity	2,678,276	2,605,530	2,396,250	2,201,679	2,246,758
_______________________________________________________________________________

(1)	For fiscal years 2017, 2016 and 2015, refer to note 15 to the consolidated financial statements for further discussion.

Other charges, net in the fiscal year 2014 includes $55.0 million of other charges for the contractual obligation to reimburse a customer for certain performance provisions. Additionally, the Company exercised warrants to purchase common shares of a certain supplier and sold the underlying shares for total proceeds of $67.3 million resulting in a loss of $7.1 million.

Other income, net in the fiscal year 2013 includes the fair value change in warrants to purchase common shares of a certain supplier of $74.4 million and loss on sale of two investments.

(2)	Working capital is defined as current assets less current liabilities.

(3)
The Company initiated restructuring plans during fiscal years 2017, 2014 and 2013. For the restructuring plan initiated during fiscal year 2017, please refer to note 14 to the consolidated financial statements for further discussion.

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

OVERVIEW
We are a globally-recognized, provider of Sketch-to-Scaletm services - innovative design, engineering, manufacturing, and supply chain services and solutions - from conceptual sketch to full-scale production. We design, build, ship and service complete packaged consumer and industrial products, from athletic shoes to electronics, for companies of all sizes in various industries and end-markets, through our activities in the following segments: Communications & Enterprise Compute ("CEC"), which includes our telecom business of radio access base stations, remote radio heads, and small cells for wireless infrastructure; our networking business which includes optical, routing, broadcasting, and switching products for the data and video networks; our server and storage platforms for both enterprise and cloud-based deployments; next generation storage and security appliance products; and rack level solutions, converged infrastructure and software-defined product solutions; Consumer Technologies Group ("CTG"), which includes our consumer-related businesses in connected living, wearables, gaming, augmented and virtual reality, fashion, and mobile devices; and including various supply chain solutions for notebook personal computers ("PC"), tablets, and printers; in addition, CTG is expanding its business relationships to include supply chain optimization for non-electronics products such as footwear and clothing; Industrial and Emerging Industries ("IEI"), which is comprised of energy and metering, semiconductor and capital equipment, office solutions, household industrial and lifestyle, industrial automation and kiosks, and lighting; and High Reliability Solutions ("HRS"), which is comprised of our medical business, including consumer health, digital health, disposables, precision plastics, drug delivery, diagnostics, life sciences and imaging equipment; our automotive business, including vehicle electrification, connectivity, autonomous vehicles, and clean technologies; and our defense and aerospace businesses, focused on commercial aviation, defense and military.
Our strategy is to provide customers with a full range of cost competitive, vertically-integrated global supply chain solutions through which we can design, build, ship and service a complete packaged product for our customers. This enables our customers to leverage our supply chain solutions to meet their product requirements throughout the entire product life cycle.
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
We use a portfolio approach to manage our extensive service offerings. As our customers change the way they go to market, we are able to reorganize and rebalance our business portfolio in order to align with our customers' needs and requirements in an effort to optimize operating results. The objective of our business model is to allow us to be flexible and redeploy and reposition our assets and resources as necessary to meet specific customer's supply chain solutions needs across all of the markets we serve and earn a return on our invested capital above the weighted average cost of that capital.
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
We are one of the world's largest providers of global supply chain solutions, with revenues of $23.9 billion in fiscal year 2017. We have established an extensive network of manufacturing facilities in the world's major consumer electronics and industrial markets (Asia, the Americas, and Europe) in order to serve the growing outsourcing needs of both multinational and regional customers. We design, build, ship, and service consumer electronics and industrial products for our customers through a network of over 100 facilities in approximately 30 countries across four continents. As of March 31, 2017, our total manufacturing capacity was approximately 27 million square feet. In fiscal year 2017, our net sales in Asia, the Americas and Europe represented approximately 46%, 36% and 18%, respectively, of our total net sales, based on the location of the manufacturing site. The following tables set forth net sales and net property and equipment, by country, based on the location of our manufacturing sites and the relative percentages:

	Fiscal Year Ended March 31,
Net sales:	2017		2016		2015
	(In thousands)
China	$7,213,614	30%	$8,471,036	35%	$9,550,837	37%
Mexico	4,075,616	17%	3,645,432	15%	3,512,767	13%
U.S.	2,560,300	11%	2,767,641	11%	2,876,359	11%
Malaysia	2,267,578	10%	2,241,645	9%	2,300,579	9%
Brazil	1,907,591	8%	1,839,395	8%	2,474,291	9%
Other	5,838,235	24%	5,453,736	22%	5,433,083	21%
	$23,862,934		$24,418,885		$26,147,916

	Fiscal Year Ended March 31,
Property and equipment, net:	2017		2016
	(In thousands)
China	$719,972	31%	$789,571	35%
Mexico	525,282	23%	429,989	19%
U.S.	290,463	13%	330,778	15%
Malaysia	173,410	7%	159,787	7%
Hungary	132,527	6%	107,492	5%
Other	475,372	21%	425,559	19%
	$2,317,026		$2,243,176
We believe that the combination of our extensive open innovation platform solutions, design and engineering services, advanced supply chain management solutions and services, significant scale and global presence, and industrial campuses in low-cost geographic areas provide us with a competitive advantage and strong differentiation in the market for designing, manufacturing and servicing consumer electronics and industrial products for leading multinational and regional customers. Specifically, we have launched multiple product innovation centers ("PIC") focused exclusively on offering our customers the ability to simplify their global product development, manufacturing process, and after sales services, and enable them to meaningfully accelerate their time to market and cost savings.
Our operating results are affected by a number of factors, including the following:

•	changes in the macro-economic environment and related changes in consumer demand;

•
the mix of the manufacturing services we are providing, the number and size of new manufacturing programs, the degree to which we utilize our manufacturing capacity, seasonal demand, shortages of components and other factors;

•	the effects on our business when our customers are not successful in marketing their products, or when their products do not gain widespread commercial acceptance;

•	our ability to achieve commercially viable production yields and to manufacture components in commercial quantities to the performance specifications demanded by our customers;

•	the effects on our business due to our customers' products having short product life cycles;

•	our customers' ability to cancel or delay orders or change production quantities;

•	our customers' decisions to choose internal manufacturing instead of outsourcing for their product requirements;

•	our exposure to financially troubled customers;

•	integration of acquired businesses and facilities;

•	increased labor costs due to adverse labor conditions in the markets we operate;

•	changes in tax legislation; and

•	changes in trade regulations and treaties.
We also are subject to other risks as outlined in Item 1A, "Risk Factors".
Net sales for fiscal year 2017 declined from the prior year, decreasing by 2.3% or $0.6 billion to $23.9 billion. The decrease was primarily due to a $0.6 billion decrease in our CTG segment as well as a $0.5 billion decrease in our CEC segment, partially offset by a $0.3 billion increase in our IEI segment, and a $0.2 billion increase in our HRS segment. Our fiscal year 2017 gross profit totaled $1.5 billion, representing a decrease of $87.1 million, or 5.4%, from the prior year, which is primarily driven by a $92.9 million charge following the significant decline in prices for solar modules coupled with the restructuring charges of $49.4 million, of which $38.8 million impacted gross margin, incurred during fiscal year 2017 in a plan to accelerate our ability to support more Sketch-to-Scaletm efforts across the Company and reposition away from historical legacy programs and structures. Our net income totaled $319.6 million, representing a decrease of $124.5 million, or 28.0%, compared to fiscal year 2016. The decrease in net income during fiscal year 2017 is primarily due to the same factors explained above.
Cash provided by operations remained consistent at $1.1 billion for the fiscal years 2017 and 2016. Cash used in investing activities decreased by approximately $0.7 billion to a total amount of $0.7 billion for fiscal year 2017 compared with $1.4 billion for fiscal year 2016 primarily due to a decrease in the amount of cash paid for acquired businesses during fiscal year 2017. Our average net working capital, defined as accounts receivable, including deferred purchase price receivable from our asset-backed securitization programs plus inventory less accounts payable, as a percentage of annualized sales decreased by 0.8% to 6.9%. Our free cash flow, which we define as cash from operating activities less net purchases of property and equipment, was $660.4 million for fiscal year 2017 compared to $639.5 million for fiscal year 2016. The increase in free cash flow is primarily due to higher cash flows from operations. Refer to the Liquidity and Capital Resources section for the free cash flows reconciliation to our most directly comparable GAAP financial measure of cash flows from operations. Cash used in financing activities amounted to $242.1 million during fiscal year 2017, which changed $491.7 million from a cash inflow of $249.6 million in the prior year primarily due to lower net proceeds from bank borrowings and long-term debt.

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
We also recognize revenue in accordance with multiple-element arrangements accounting codified under U.S. GAAP for arrangements that contain multiple deliverables. We determined that our multiple-element arrangements are generally comprised of arrangements where multiple product components are sold together as part of a complete system. Depending on the contractual provisions of the respective contracts, we have concluded that the units of accounting for such arrangements are, in most cases, comprised of an aggregation of product components, however, may also be established at the product component level. For multiple-element arrangements, revenue is allocated to each unit of accounting based on their relative selling prices. Relative selling prices are based first on vendor specific objective evidence of fair value (“VSOE”), then on third-party evidence of selling price (“TPE”) when VSOE does not exist, and then on management's best estimate of the selling price (“BESP”) when VSOE and TPE do not exist. We base the allocation of revenue on BESP, because we do not have either VSOE or TPE for the respective deliverables.
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
On April 21, 2016, SunEdison, Inc. (together with certain of its subsidiaries, "SunEdison"), filed a petition for reorganization under bankruptcy law. During the fiscal year ended March 31, 2016, we recognized a bad debt reserve charge of $61.0 million associated with our outstanding SunEdison receivables and accepted return of previously shipped inventory of approximately $90.0 million. During the second quarter of fiscal year 2017, prices for solar panel modules declined significantly. We determined that certain solar panel inventory previously designated for SunEdison on hand at the end of the second quarter of fiscal year 2017 was not fully recoverable and recorded a charge of $60.0 million to reduce the carrying costs to market during fiscal year 2017. In addition, we recognized a $16.0 million impairment charge for solar module equipment and incurred $16.9 million of incremental costs primarily related to negative margin sales and other associated solar panel direct costs. The total charge of $92.9 million is included in cost of sales for fiscal year 2017.
Restructuring Charges
We recognize restructuring charges related to our plans to close or consolidate excess manufacturing facilities and rationalize administrative functions and to realign our corporate cost structure. In connection with these activities, we recognize restructuring charges for employee termination costs, long-lived asset impairment and other exit-related costs.
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

Goodwill is tested for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. The Company performed its goodwill impairment assessment on January 1, 2017 and determined that no impairment existed as of the date of the impairment test because the fair value of each reporting unit exceeded its carrying value.
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

	Fiscal Year Ended March 31,
	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of sales	93.5	93.4	94.1
Restructuring charges	0.2	—	—
Gross profit	6.3	6.6	5.9
Selling, general and administrative expenses	3.9	3.9	3.2
Intangible amortization	0.3	0.3	0.1
Restructuring charges	—	—	—
Other charges (income), net	0.1	0.2	(0.2)
Interest and other, net	0.4	0.3	0.2
Income before income taxes	1.6	1.9	2.6
Provision for income taxes	0.2	—	0.3
Net Income	1.4%	1.9%	2.3%
Net sales
Net sales during fiscal year 2017 totaled $23.9 billion, representing a decrease of $0.6 billion, or 2.3%, from $24.4 billion during fiscal year 2016, largely attributable to the closure of our Lenovo/Motorola dedicated China operations. During fiscal year 2017, net sales decreased $0.8 billion in Asia, while increasing $0.2 billion in the Americas, and $35.6 million in Europe.
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
The following table sets forth net sales by segments and their relative percentages. Historical information has been recast to reflect realignment of customers and/or products between segments:

	Fiscal Year Ended March 31,
Segments:	2017		2016		2015
	(In thousands)
Communications & Enterprise Compute	$8,383,420	35%	$8,841,642	36%	$9,191,211	35%
Consumer Technologies Group	6,362,338	27%	6,997,526	29%	8,940,043	34%
Industrial & Emerging Industries	4,967,738	21%	4,680,718	19%	4,459,351	17%
High Reliability Solutions	4,149,438	17%	3,898,999	16%	3,557,311	14%
	$23,862,934		$24,418,885		$26,147,916
Net sales during fiscal year 2017 decreased $0.6 billion or 9% in the CTG segment and $0.5 billion or 5% in the CEC segment. The decline in sales for CTG was primarily due to a decline in demand from our largest smartphone customer Lenovo/Motorola in connection with our exit of a China operation dedicated to them, partially offset by revenues from our Bose acquisition as well as ramping of a broad mix of customers. The decrease in CEC is largely attributable to lower sales within our legacy server and storage business. These decreases were partially offset by a $287.0 million or 6% increase in sales from our IEI segment driven by contribution from our NEXTracker Inc. ("NEXTracker") acquisition and expansion within our capital equipment business, and by a $250.4 million or 6% increase in sales from our HRS segment primarily driven by automotive business.

Net sales during fiscal year 2016 decreased $1.9 billion or 22% in the CTG segment and $349.6 million or 4% in the CEC segment. The drop in CTG was due to a decline in demand from our largest customer in our mobile business offset by expansion across wearables, connected home and gaming markets. The decrease in CEC is primarily attributable to lower sales within our server and storage business. These decreases were partially offset by a $341.7 million or 10% increase in sales from our HRS segment, and by a $221.4 million or 5% increase in sales from our IEI segment. These increases in HRS and IEI were attributable to an increase across multiple product categories and customers, most notably in our household, energy, automotive, and medical businesses primarily as a result of our strategic acquisitions in both segments referred to below.
Our ten largest customers during fiscal years 2017, 2016 and 2015 accounted for approximately 43%, 46% and 50% of net sales, respectively. We have made substantial efforts toward the diversification of our portfolio which allow us to operate at scale in so many different industries, as a result no customer accounted for greater than 10% of net sales in fiscal year 2017. During fiscal years 2016 and 2015, only Lenovo/Motorola (including net sales from its former parent, Google, up to the point in time when Motorola Mobility was acquired by Lenovo and including net sales from Lenovo thereafter), which is reflected in our CTG segment, accounted for greater than 10% of net sales. Going forward, we do not expect Motorola Mobility to account for greater than 10% of our net sales.
Gross profit
Gross profit is affected by a number of factors, including the number and size of new manufacturing programs, product mix, component costs and availability, product life cycles, unit volumes, pricing, competition, new product introductions, capacity utilization and the expansion and consolidation of manufacturing facilities. The flexible design of our manufacturing processes allows us to build a broad range of products in our facilities and better utilize our manufacturing capacity across our diverse geographic footprint. In the cases of new programs, profitability normally lags revenue growth due to product start-up costs, lower manufacturing program volumes in the start-up phase, operational inefficiencies, and under-absorbed overhead. Gross margin for these programs often improves over time as manufacturing volumes increase, as our utilization rates and overhead absorption improve, and as we increase the level of manufacturing services content. As a result of these various factors, our gross margin varies from period to period.
Gross profit during fiscal year 2017 decreased $87.1 million to $1.5 billion from $1.6 billion during fiscal year 2016 primarily as a result of the $92.9 million, or 40 basis points, of charges recognized related to the significant decline in prices for solar modules and the slowdown in demand as previously discussed under our customer credit risk section, coupled with the restructuring charges incurred during fiscal year 2017, to accelerate our ability to support more Sketch-to-Scaletm efforts across the Company. A portion of this decrease was offset by our strategic evolution and structural mix shift to higher margin end markets in our IEI and HRS segments while also providing greater levels of innovation, design and engineering services. Gross margin decreased 30 basis points, to 6.3% of net sales in fiscal year 2017, from 6.6% of net sales in fiscal year 2016, mainly attributable to the same factors previously described.
Gross profit during fiscal year 2016 increased $62.7 million to $1.6 billion from $1.5 billion during fiscal year 2015 reflecting a richer mix of business and improved operational execution while ramping new customers and programs during fiscal year 2016. Gross margin increased to 6.6% of net sales in fiscal year 2016 as compared with 5.9% of net sales in fiscal year 2015. Gross margins improved 70 basis points in fiscal year 2016 compared to that of fiscal year 2015 due to proportionate increased share of our total revenue attributable to our HRS and IEI segments coupled with their increased profitability primarily driven by our acquisitions of Mirror Controls International ("MCi") and NEXTracker.
Segment income
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, restructuring charges and other, distressed customer charges, other charges (income), net and interest and other, net. A portion of depreciation is allocated to the respective segment together with other general corporate research and development and administrative expenses.
The following table sets forth segment income and margins:

	Fiscal Year Ended March 31,
	2017		2016		2015
	(In thousands)
Segment income & margin:
CEC	$229,332	2.7%	$265,076	3.0%	$257,323	2.8%
CTG	179,910	2.8%	163,677	2.3%	218,251	2.4%
IEI	179,749	3.6%	157,588	3.4%	131,956	3.0%
HRS	334,108	8.1%	294,635	7.6%	227,595	6.4%
Corporate and Other	(107,850)		(89,219)		(83,988)
Total segment income	815,249	3.4%	791,757	3.2%	751,137	2.9%
Reconciling items:
Intangible amortization	81,396		65,965		32,035
Stock-based compensation	82,266		77,580		50,270
SunEdison bankruptcy related (Note 2)	92,915		61,006		—
Restructuring and other (1)	67,099		—		—
Other charges (income), net	21,193		47,738		(53,233)
Interest and other, net	99,532		84,793		51,410
Income before income taxes	$370,848		$454,675		$670,655
Corporate and other primarily includes corporate services costs that are not included in the CODM's assessment of the performance of each of the identified reporting segments.

(1)
During the fiscal year ended March 31, 2017, we initiated a restructuring plan to accelerate its ability to support more Sketch-to-Scaletm efforts across the Company and reposition away from historical legacy programs and structures through rationalizing its current footprint at existing sites and at corporate SG&A functions. This charge is primarily for employee terminations costs, as described in note 14 to the consolidated financial statements, as well as other asset impairments, and is split between cost of sales and selling, general and administration expenses on our consolidated statement of operations. This charge is excluded from the measurement of our operating segment's performance.

CEC segment margin decreased 30 basis points to 2.7%, for fiscal year 2017, from 3.0% during fiscal year 2016. The decrease was driven by lower capacity utilization causing reduced overhead absorption, pricing pressures coupled with incremental costs for proactive repositioning of certain programs and actions to better align CEC's operating structure. CEC segment margin increased 20 basis points, for fiscal year 2016, from 2.8% during fiscal year 2015. The improvements were driven by a favorable product mix changes from new program offerings, higher utilization levels and strong operational execution across multiple customers and facilities, offset by incremental engineering spend as we continue to invest in expanding our capabilities in converged infrastructure.

CTG segment margin increased 50 basis points to 2.8% for fiscal year 2017, from 2.3% during fiscal year 2016, primarily driven by a portfolio shift within the CTG product mix with a greater concentration of higher margin products where we provide greater levels of design and engineering value-added content, as well as exiting of lower margin businesses and the benefit from a better-than-expected execution on certain products which were going end of life. CTG segment margin slightly decreased 10 basis points for fiscal year 2016, from 2.4% during fiscal year 2015, due primarily to the soft macro economy, notably in Brazil, which impacted consumer business, partially offset by a portfolio shift within the CTG product mix focusing on higher margin consumer electronics products.

IEI segment margin increased 20 basis points to 3.6% for fiscal year 2017, from 3.4% during fiscal year 2016. This is primarily driven by new program ramps and demand increase in capital equipment and household industrial and lifestyle, partially offset by underperformance from the loss of SunEdison, which was formerly our largest IEI customer and relatedly, from sales of solar panel inventory acquired from SunEdison in 2016. IEI segment margin increased 40 basis points to 3.4% for fiscal year 2016, from 3.0% during fiscal year 2015. This is primarily due to strong operational execution and higher utilization levels coupled with additional margin enhancement from our NEXTracker acquisition that contributed higher margins for the second half of fiscal year 2016.

HRS segment margin increased 50 basis points to 8.1% for fiscal year 2017, from 7.6% during fiscal year 2016. The improvements are primarily the result of new program launches and richer mix with greater value-added business engagements as a result of greater design and engineering solutions as part of our Sketch-to-Scaletm offering. HRS segment margin increased 120 basis points to 7.6% for fiscal year 2016, from 6.4% for fiscal year 2015 primarily due to additional flow through from the increase in revenue from new programs and contribution from our MCi acquisition starting in our second quarter of fiscal year 2016. Additional margin was related to greater value-added business engagements resulting from an increase in design and engineering solutions as part of our Sketch-to-Scaletm offering.

Restructuring charges
During fiscal year 2017, we initiated a restructuring plan to accelerate our ability to support more Sketch-to-Scaletm efforts across the Company and reposition away from historical legacy programs and structures through rationalizing our current footprint at existing sites including certain corporate SG&A functions. We recognized $49.4 million of pre-tax restructuring charges predominantly for employee termination costs. The restructuring charges by geographic region were $28.5 million in the Americas, $15.1 million in Asia and $5.8 million in Europe. We classified $38.8 million of these charges as a component of cost of sales and $10.6 million as a component of selling, general and administrative expenses. There were no material restructuring activities during fiscal years 2016 and 2015.
As of March 31, 2017 the plan had been completed and the accrued costs relating to the restructuring charges were $23.5 million of which $23.5 million was classified as a current obligation.
Refer to note 14 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our restructuring activities.
Selling, general and administrative expenses
Selling, general and administrative expenses ("SG&A") totaled $937.3 million or 3.9% of net sales, during fiscal year 2017, compared to $954.9 million, or 3.9% of net sales, during fiscal year 2016, decreasing by $17.6 million or 2%. The decrease in SG&A in dollars is primarily the result of the nonrecurring $61.0 million bad debt reserve charge recognized in the prior year as explained below, offset by further investments in design and engineering resources by us to support our increased Sketch-to-Scaletm initiatives. We also incurred incremental costs associated with our targeted acquisitions and restructuring activities in fiscal year 2017.
SG&A totaled $954.9 million or 3.9% of net sales, during fiscal year 2016, compared to $844.5 million, or 3.2% of net sales, during fiscal year 2015, increasing by $110.4 million or 13%. The increase in SG&A in dollars and as a percentage of net sales is primarily the result of an increase in costs associated with research, development and design activities, as we continued to deploy resources to meet the needs of our customers and explore new product innovations, increases in stock-based compensation expense, incremental costs associated with our acquisitions of MCi and NEXTracker both of which drive a higher proportional SG&A level, and a bad debt reserve charge associated with our outstanding SunEdison receivables of $61.0 million as a result of SunEdison's bankruptcy filing.
Intangible amortization
Amortization of intangible assets in fiscal year 2017 increased by $15.4 million to $81.4 million from $66.0 million in fiscal year 2016, primarily as a result of incremental amortization expense on intangibles assets relating to our acquisitions completed during fiscal year 2017 as well as those completed in the second half of fiscal year 2016.
Amortization of intangible assets in fiscal year 2016 increased by $33.9 million to $66.0 million from $32.0 million in fiscal year 2015, primarily as a result of incremental amortization expense on intangibles assets relating to our acquisitions completed during the fiscal year 2016.
Other charges (income), net
The fiscal year ended March 31, 2017 includes a $7.4 million loss attributable to a non-strategic facility sold during the second quarter of fiscal year 2017. No other components of other charges and income, net incurred during fiscal year 2017 were material.
During fiscal year 2016, we recognized other charges of $47.7 million primarily due to a $26.8 million loss on the disposition of a non-strategic Western European manufacturing facility which included a non cash foreign currency translation loss of $25.3 million, and $21.8 million from the impairment of a non-core investment. These were offset by a non-cash foreign currency translation gain of $4.2 million.

During fiscal year 2015, we recognized other income of $53.2 million principally as a result of the reversal of a contractual obligation with a certain customer recognized during the fiscal year 2014 in the amount of $55.0 million. We executed an amendment to the customer contract during fiscal year 2015 which relieved us of the performance commitment as was defined in an existing customer manufacturing agreement. We also recognized an $11.0 million loss in connection with the disposition of a manufacturing facility in Western Europe. Further, we recognized a net gain for the sale of a certain investment, which primarily comprises the balance for other income in fiscal year 2015 net of the above items.
Interest and other, net
Interest and other, net was $99.5 million during fiscal year 2017 compared to $84.8 million during fiscal year 2016. The increase in interest and other, net of $14.7 million was primarily due to a $10.0 million increase of interest expense from the 4.750% Note due June 15, 2025 and the Term Loan due November 2021, as further discussed in note 7 to the consolidated financial statements, and a $7.9 million decrease in foreign exchange gains, offset by $8.0 million of acquisition-related costs incurred during fiscal year 2016 as described below.
Interest and other, net was $84.8 million during fiscal year 2016 compared to $51.4 million during fiscal year 2015. The increase in interest and other, net of $33.4 million was primarily due to a $23.5 million increase of interest expense from the 4.750% Notes issued during the fiscal year 2016 as further discussed in note 7 to the consolidated financial statements, as well as $8.0 million of acquisition-related costs incurred during fiscal year 2016, primarily for our acquisition of MCi.
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
Income taxes
The Company works to ensure it accrues and pays the appropriate amount of income taxes according to the laws and regulations of each jurisdiction in which it operates. Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. The consolidated effective tax rates were 13.8%, 2.3% and 10.4% for the fiscal years 2017, 2016 and 2015, respectively. The effective rate varies from the Singapore statutory rate of 17.0% in each year as a result of the following items:

	Fiscal Year Ended March 31,
	2017	2016	2015
Income taxes based on domestic statutory rates	17.0%	17.0%	17.0%
Effect of tax rate differential	(23.0)	(13.7)	(11.3)
Change in liability for uncertain tax positions	0.2	(3.0)	4.4
Change in valuation allowance	21.2	0.2	0.4
Other	(1.6)	1.8	(0.1)
Provision for income taxes	13.8%	2.3%	10.4%
The variation in our effective tax rate each year is primarily a result of recognition of earnings in foreign jurisdictions which are taxed at rates lower than the Singapore statutory rate including the effect of tax holidays and tax incentives we received primarily for our subsidiaries in China, Malaysia and Israel of $15.5 million, $6.6 million and $9.8 million in fiscal years 2017, 2016 and 2015, respectively. Additionally, our effective tax rate is impacted by changes in our liabilities for uncertain tax positions of $0.7 million, $(13.7) million, and $29.7 million and changes in our valuation allowances on deferred tax assets of $78.7 million, $1.0 million and $2.5 million in fiscal years 2017, 2016 and 2015, respectively. We generate most of our revenues and profits from operations outside of Singapore.
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
We provide a valuation allowance against deferred tax assets that in our estimation are not more likely than not to be realized. During fiscal year 2017, we released valuation allowances totaling $39.6 million primarily related to our operations in Austria, China, Ireland and Canada as these amounts were deemed to be more likely than not to be realized due to the sustained profitability during the past three fiscal years as well as continued forecasted profitability of those subsidiaries. However, these valuation allowance eliminations were offset by other current period valuation allowance movements primarily related to current period valuation allowance additions due to increased deferred tax assets related to current period losses in legal entities with existing full valuation allowance positions. In addition, due to increased negative evidence during the fiscal year ended March 31, 2017, the Company added a valuation allowance of $14.4 million for a Chinese subsidiary which did not previously have a valuation allowance recorded.
See note 13, "Income Taxes," to the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" for further discussion.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2017, we had cash and cash equivalents of $1.8 billion and bank and other borrowings of $3.0 billion. We have a $1.5 billion revolving credit facility, under which we had no borrowings outstanding as of March 31, 2017.
Our cash balances are held in numerous locations throughout the world. As of March 31, 2017, over half of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated, under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $1.2 billion as of March 31, 2017). Repatriation could result in an additional income tax payment; however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.
Fiscal Year 2017
Cash provided by operating activities was $1.1 billion during fiscal year 2017. This resulted primarily from $319.6 million of net income for the period plus $673.6 million of non-cash charges such as depreciation, amortization, other impairment charges, provision for doubtful accounts and stock-based compensation expense that are included in the determination of net income. Depreciation expense comprised $432.2 million of those non-cash charges, which was relatively consistent with our normal annual run rate of approximately $425 million. We generated $156.7 million in cash as a result of changes in our operating assets and liabilities, driven primarily by a $268.7 million increase in accounts payable, offset by a $184.0 million increase in accounts receivable. Net working capital ("NWC"), defined as net accounts receivable, including deferred purchase price receivables, plus inventory less accounts payable decreased by $189.5 million primarily due to an increase in accounts payables and reduction in our inventory.
Cash used in investing activities was $0.7 billion during fiscal year 2017. This resulted primarily from $489.5 million of net capital expenditures for property and equipment to expand capability and capacity in support of our automotive and medical businesses and further investments in both automation and expanding technologies to support our innovation services. We also paid $189.1 million for the acquisition of four businesses, net of cash acquired, including $161.7 million, net of $18.0 million of cash acquired related to the acquisition of manufacturing facilities from Bose. Further, $60.0 million was paid for a non-controlling interest in a joint venture with RIB Software AG as our partner. Offsetting this was proceeds from various other investing activities of $63.5 million, most notably the receipt of $36.7 million for the sale of two non-strategic businesses.
Cash used in financing activities was $242.1 million during fiscal year 2017. This was primarily for the repurchase of ordinary shares in the amount $349.5 million, and $31.4 million of cash paid to a third party banking institution for certain assets that were financed by the third party banking institution on behalf of a customer, which is included in other financing activities, as further discussed in note 2 to the consolidated financial statements. These cash outflows were partially offset by $171.0 million of net proceeds from bank borrowings and long-term debt, of which $130.0 million is the incremental amount borrowed extending the maturity date of one of our loan agreements from August 30, 2018 to November 30, 2021, and $107.4 million is the amount of proceeds from the €100 million term loan, discussed further in note 7 to the consolidated financial statements.
Fiscal Year 2016
Cash provided by operating activities was $1.1 billion during fiscal year 2016. This resulted primarily from $444.1 million of net income for the period plus $625.4 million of non-cash charges such as depreciation, amortization, other impairment charges, provision for doubtful accounts and stock-based compensation expense that are included in the determination of net income. Depreciation expense comprised $425.7 million of those non-cash charges, which was relatively consistent with our normal annual run rate of approximately $425.0 million. We generated $66.9 million in cash as a result of changes in our operating assets and liabilities, driven primarily by a $423.6 million reduction in accounts receivable due to improved collection efforts and lower business levels, offset by a $365.1 million reduction in accounts payable. Net working capital, defined as net accounts receivable, including deferred purchase price receivables, plus inventory less accounts payable decreased by $37.7 million primarily due to lower business levels during the fourth quarter of fiscal year 2016 as compared to the same quarter of fiscal year 2015, which resulted in slightly lower levels of investments in NWC.
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
Cash used in investing activities amounted to $242.2 million during fiscal year 2015. This resulted primarily from $347.4 million in gross capital expenditures for property and equipment to support certain programs, offset by $107.7 million of proceeds from the sale of certain buildings and machinery and equipment. We also paid $52.7 million for the acquisition of four businesses completed during fiscal year 2015. Other investing activities also includes $79.7 million of proceeds from the sale of manufacturing equipment originally purchased on behalf of a customer and financed by a third party banking institution, partially offset by $15.7 million paid for the purchase of certain technology rights.
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
Key Liquidity Metrics
Free Cash flow
We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repurchase company shares, fund acquisitions, make investments, repay debt obligations, and for certain other activities. Our free cash flow, which is calculated as cash provided by operations less net purchases of property and equipment, was $660.4 million, $639.5 million and $554.3 million for fiscal years 2017, 2016 and 2015, respectively.
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

	Fiscal Year Ended March 31,
	2017	2016	2015
	(In thousands)
Net cash provided by operating activities	$1,149,909	$1,136,445	$794,034
Purchases of property and equipment	(525,111)	(510,634)	(347,413)
Proceeds from the disposition of property and equipment	35,606	13,676	107,689
Free cash flow	$660,404	$639,487	$554,310

Cash Conversion Cycle

Fiscal Year Ended March 31,
	2017	2016	2015
Days in trade accounts receivable	43 days	45 days	46 days
Days in inventory	58 days	59 days	58 days
Days in accounts payable	77 days	77 days	77 days
Cash conversion cycle	24 days	27 days	27 days
Days in trade accounts receivable was calculated as average accounts receivable for the current and prior quarter, adding back the reduction in accounts receivable for the deferred purchase price received in exchange for sales of accounts receivable under our global asset backed securitization programs, divided by annualized sales for the current quarter by day. During the fiscal year ended March 31, 2017, days in trade accounts receivable decreased by 2 days to 43 days compared to the fiscal year ended March 31, 2016 primarily due to better experience in collections. Deferred purchase price receivables included for the purposes of the calculation were $506.5 million, $501.1 million and $600.7 million for the years ended March 31, 2017, 2016 and 2015, respectively, and are recorded in other current assets in the consolidated balance sheets.
Days in inventory was calculated as average inventory for the current and prior quarter divided by annualized cost of sales for the current quarter by day. During the fiscal year ended March 31, 2017, days in inventory decreased by 1 day to 58 days as compared to the fiscal year ended March 31, 2016. The decrease was primarily the result of improved inventory management.
Days in accounts payable was calculated as average accounts payable for the current and prior quarter divided by annualized cost of sales for the current quarter by day. During the fiscal year ended March 31, 2017, days in accounts payable remained consistent at 77 days compared to the fiscal year ended March 31, 2016.
Our cash conversion cycle was calculated as days in trade receivables plus days in inventory, minus days in accounts payable and is a measure of how efficient we are at managing our working capital. Our cash conversion cycle decreased by 3 days for the fiscal year ended March 31, 2017 compared to that of fiscal year 2016 due to the factors affecting each of the components in the calculation discussed above.
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
Future liquidity needs will depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, and the levels of shipments and changes in the volumes of customer orders. We are also consciously elevating the levels of spend to support our new business models and investing across all aspects of our platform as we continue our shift to a Sketch-to-Scaletm portfolio.

In April 2017, the Company completed the acquisition of AGM Automotive for approximately $220 million, which expanded its capabilities in the automotive market, and is included within the HRS segment.
Historically, we have funded operations from cash and cash equivalents generated from operations, proceeds from public offerings of equity and debt securities, bank debt and lease financings. We also sell a designated pool of trade receivables under asset-backed securitization ("ABS") programs and sell certain trade receivables, which are in addition to the trade receivables sold in connection with these securitization agreements. During fiscal years 2017, 2016 and 2015 we received approximately $5.7 billion, $5.2 billion and $4.3 billion, respectively from sales of receivables under our ABS programs, and $1.3 billion, $2.3 billion and $4.2 billion, respectively from other sales of receivables. As of March 31, 2017 and 2016, the outstanding balance on receivables sold for cash was $1.2 billion, for each year, under all our accounts receivable sales programs, which are removed from accounts receivable balances in our consolidated balance sheets.
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
Historically we have been successful in refinancing and extending the maturity dates on our term loans and credit facilities. In November 2016, we entered into a new arrangement to extend the maturity date of a term loan agreement from August 2018 to November 2021, and borrowed an incremental amount of $130 million under the term loan, thereby increasing the total amount under the term loan to $700 million. In January 2017, we borrowed €100 million (approximately $107.4 million as of March 31, 2017), under a 5-year, term-loan agreement due January 2022. Refer to our Contractual Obligations and Commitments section for further description on these arrangements.
Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million in accordance with the share repurchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 24, 2016. During fiscal year 2017, we paid $349.5 million to repurchase shares (under the current and prior repurchase plans) at an average price of $13.74 per share. As of March 31, 2017, shares in the aggregate amount of $285.3 million were available to be repurchased under the current plan.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Bank borrowings and long-term debt are as follows:

	As of March 31,
	2017	2016
	(In thousands)
Term Loan, including current portion, due in installments through March 2019	$502,500	$547,500
4.625% Notes due February 2020	500,000	500,000
Term Loan, including current portion, due in installments through November 2021	700,000	577,500
5.000% Notes due February 2023	500,000	500,000
4.750% Notes due June 2025	595,979	595,589
Other credit lines	169,671	71,317
Debt issuance costs	(16,007)	(17,351)
	2,952,143	2,774,555
Current portion, net of debt issuance costs	(61,534)	(65,166)
Non-current portion	$2,890,609	$2,709,389

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
Future payments due under our purchase obligations, debt including capital leases and related interest obligations and operating lease:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Greater Than 5 Years
	(In thousands)
Contractual Obligations:
Purchase obligations	$2,598,059	$2,598,059	$—	$—	$—
Long-term debt and capital lease obligations
Long-term debt	2,968,150	63,887	992,684	811,652	1,099,927
Capital lease	19,135	4,715	10,327	4,093	—
Interest on long-term debt obligations	700,386	110,196	233,586	238,979	117,625
Operating leases, net of subleases	553,148	117,217	167,437	94,525	173,969
Restructuring costs	23,501	23,501	—	—	—
Total contractual obligations	$6,862,379	$2,917,575	$1,404,034	$1,149,249	$1,391,521

We have excluded $203.3 million of liabilities for unrecognized tax benefits from the contractual obligations table as we cannot make a reasonably reliable estimate of the periodic settlements with the respective taxing authorities. See note 13, "Income Taxes" to the consolidated financial statements for further details.
Our purchase obligations can fluctuate significantly from period to period and can materially impact our future operating asset and liability balances, and our future working capital requirements. We intend to use our existing cash balances, together with anticipated cash flows from operations to fund our existing and future contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS
We sell designated pools of trade receivables to unaffiliated financial institutions under our ABS programs, and in addition to cash, we receive a deferred purchase price receivable for each pool of the receivables sold. Each of these deferred purchase price receivables serves as additional credit support to the financial institutions and is recorded at its estimated fair value. As of March 31, 2017 and 2016, the fair value of our deferred purchase price receivable was approximately $506.5 million and $501.1 million, respectively. As of March 31, 2017 and 2016, the outstanding balance on receivables sold for cash was $1.2 billion for each period, under all our accounts receivable sales programs, which were removed from accounts receivable balances in our consolidated balance sheets. For further information, see note 10 to the consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS
Refer to note 2 to the consolidated financial statements for recent accounting pronouncements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
A portion of our exposure to market risk for changes in interest rates relates to our investment portfolio, which consists of highly liquid investments or bank deposits with maturities of three months or less from original dates of purchase and are classified as cash equivalents on our consolidated balance sheet. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions and highly rated money market accounts. Our investment policy has strict guidelines focusing on preservation of capital. The portfolio is comprised of various instruments including term deposits with banks, marketable securities and money market accounts. Our cash is principally invested in the U.S. dollar and China RMB serving as a natural hedge of our RMB denominated costs. As of March 31, 2017, the outstanding amount in the investment portfolio was $1.1 billion, the largest components of which were USD and RMB denominated money market accounts with an average return of 1.74%. A hypothetical 10% change in interest rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.
We had variable rate debt outstanding of approximately $1.4 billion as of March 31, 2017. Variable rate debt obligations consisted of borrowings under our term loans. Interest on these obligations is discussed above.
Our variable rate debt instruments create exposures for us related to interest rate risk. Primarily due to the current low interest rates a hypothetical 10% change in interest rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.
As of March 31, 2017, the approximate average fair value of our debt outstanding under our term loan facilities that matures in March 2019 and November 2021, and Notes due February 2020, February 2023 and June 2025 was 103.4% of the face value of the debt obligations based on broker trading prices.
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
We endeavor to maintain a partial or fully hedged position for certain transaction exposures. These exposures are primarily, but not limited to, revenues, customer and vendor payments and inter-company balances in currencies other than the functional currency unit of the operating entity. The credit risk of our foreign currency forward and swap contracts is minimized since all contracts are with large financial institutions and accordingly, fair value adjustments related to the credit risk of the counter-party financial institution were not material. The gains and losses on forward and swap contracts generally offset the losses and gains on the assets, liabilities and transactions hedged. The fair value of currency forward and swap contracts is reported on the balance sheet. The aggregate notional amount of outstanding contracts as of March 31, 2017 amounted to $4.1 billion and the recorded fair values of the associated assets and liabilities were not material. The majority of these foreign exchange contracts expire in less than three months and all expire within one year. They will settle primarily in Brazilian real, British pound, China renminbi, Danish krone, the Euro, Hungarian forint, Israeli shekel, Malaysian ringgit, Mexican peso, Singapore dollar, Indian rupee, Swiss franc and the U.S. dollar.
Based on our overall currency rate exposures as of March 31, 2017, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, a near-term 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Flex Ltd.
Singapore
We have audited the accompanying consolidated balance sheets of Flex Ltd. and subsidiaries (the "Company") as of March 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Flex Ltd. and subsidiaries as of March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 16, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
May 16, 2017

FLEX LTD.
CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2017	2016
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,830,675	$1,607,570
Accounts receivable, net of allowance for doubtful accounts (Note 2)	2,192,704	2,044,757
Inventories	3,396,462	3,491,656
Other current assets	967,935	1,171,143
Total current assets	8,387,776	8,315,126
Property and equipment, net	2,317,026	2,257,633
Goodwill	984,867	942,066
Other intangible assets, net	362,181	403,754
Other assets	541,513	466,402
Total assets	$12,593,363	$12,384,981
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$61,534	$65,166
Accounts payable	4,484,908	4,248,292
Accrued payroll	344,245	353,547
Other current liabilities	1,613,940	1,905,200
Total current liabilities	6,504,627	6,572,205
Long-term debt, net of current portion	2,890,609	2,709,389
Other liabilities	519,851	497,857
Commitments and contingencies (Note 12)
Shareholders' equity
Flex Ltd. Shareholders' equity
Ordinary shares, no par value; 581,534,129 and 595,062,966 issued, and 531,294,774 and 544,823,611 outstanding as of March 31, 2017 and 2016, respectively	6,733,539	6,987,214
Treasury stock, at cost; 50,239,355 shares as of March 31, 2017 and 2016, respectively	(388,215)	(388,215)
Accumulated deficit	(3,572,648)	(3,892,212)
Accumulated other comprehensive loss	(128,143)	(135,915)
Total Flex Ltd. shareholders' equity	2,644,533	2,570,872
Noncontrolling interests	33,743	34,658
Total shareholders' equity	2,678,276	2,605,530
Total liabilities and shareholders' equity	$12,593,363	$12,384,981

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2017	2016	2015
	(In thousands, except per share amounts)
Net sales	$23,862,934	$24,418,885	$26,147,916
Cost of sales	22,303,231	22,810,824	24,602,576
Restructuring charges	38,758	—	—
Gross profit	1,520,945	1,608,061	1,545,340
Selling, general and administrative expenses	937,339	954,890	844,473
Intangible amortization	81,396	65,965	32,035
Restructuring charges	10,637	—	—
Other charges (income), net	21,193	47,738	(53,233)
Interest and other, net	99,532	84,793	51,410
Income before income taxes	370,848	454,675	670,655
Provision for income taxes	51,284	10,594	69,854
Net income	$319,564	$444,081	$600,801

Earnings per share:
Basic	$0.59	$0.80	$1.04
Diluted	$0.59	$0.79	$1.02
Weighted-average shares used in computing per share amounts:
Basic	540,503	557,667	579,981
Diluted	546,220	564,869	591,556

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
	2017	2016	2015
	(In thousands)
Net income	$319,564	$444,081	$600,801
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(1,324)	17,846	(18,932)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	9,096	26,744	(35,417)
Comprehensive income	$327,336	$488,671	$546,452

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				Accumulated Other Comprehensive Loss
	Ordinary Shares								Total
	Shares Outstanding	Amount	Accumulated deficit	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total accumulated other comprehensive loss	Total Flex Ltd. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity
	(In thousands)
BALANCE AT MARCH 31, 2014	591,427	$7,226,300	$(4,937,094)	$(32,849)	$(93,307)	$(126,156)	$2,163,050	$38,629	$2,201,679
Repurchase of Flex Ltd. ordinary shares at cost	(38,951)	(421,687)	—	—	—	—	(421,687)	—	(421,687)
Exercise of stock options	3,601	23,497	—	—	—	—	23,497	11	23,508
Issuance of Flex Ltd. vested shares under share bonus awards	7,246	—	—	—	—	—	—	—	—
Issuance of subsidiary shares	—	—	—	—	—	—	—	300	300
Net income	—	—	600,801	—	—	—	600,801	(4,272)	596,529
Stock-based compensation, net of tax	—	49,502	—	—	—	—	49,502	768	50,270
Total other comprehensive loss	—	—	—	(35,417)	(18,932)	(54,349)	(54,349)	—	(54,349)
BALANCE AT MARCH 31, 2015	563,323	6,877,612	(4,336,293)	(68,266)	(112,239)	(180,505)	2,360,814	35,436	2,396,250
Repurchase of Flex Ltd. ordinary shares at cost	(37,314)	(412,819)	—	—	—	—	(412,819)	—	(412,819)
Exercise of stock options	10,244	61,278	—	—	—	—	61,278	486	61,764
Issuance of Flex Ltd. vested shares under share bonus awards	8,570	—	—	—	—	—	—	—	—
Premium on acquired equity plan	—	799	—	—	—	—	799	—	799
Net income	—	—	444,081	—	—	—	444,081	(6,715)	437,366
Stock-based compensation, net of tax	—	72,129	—	—	—	—	72,129	5,451	77,580
Total other comprehensive income	—	—	—	26,744	17,846	44,590	44,590	—	44,590
BALANCE AT MARCH 31, 2016	544,823	6,598,999	(3,892,212)	(41,522)	(94,393)	(135,915)	2,570,872	34,658	2,605,530
Repurchase of Flex Ltd. ordinary shares at cost	(25,125)	(345,782)	—	—	—	—	(345,782)	—	(345,782)
Exercise of stock options	2,283	12,438	—	—	—	—	12,438	610	13,048
Issuance of Flex Ltd. vested shares under share bonus awards	9,313	—	—	—	—	—	—	—	—
Issuance of subsidiary shares	—	—	—	—	—	—	—	9,306	9,306
Net income	—	—	319,564	—	—	—	319,564	(8,492)	311,072
Stock-based compensation, net of tax	—	79,669	—	—	—	—	79,669	(2,339)	77,330
Total other comprehensive income	—	—	—	9,096	(1,324)	7,772	7,772	—	7,772
BALANCE AT MARCH 31, 2017	531,294	$6,345,324	$(3,572,648)	$(32,426)	$(95,717)	$(128,143)	$2,644,533	$33,743	$2,678,276
The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$319,564	$444,081	$600,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other impairment charges	609,660	515,367	540,490
Provision (reversal) for doubtful accounts (Note 2)	(184)	72,295	650
Non-cash other loss (income)	6,858	24,521	(21,278)
Stock-based compensation	77,330	77,580	50,270
Income taxes	(20,041)	(64,346)	(59,261)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(164,239)	317,946	316,773
Inventories	85,047	84,790	72,660
Other current and noncurrent assets	84,949	(2,704)	125,218
Accounts payable	268,686	(365,051)	(176,941)
Other current and noncurrent liabilities	(117,721)	31,966	(655,348)
Net cash provided by operating activities	1,149,909	1,136,445	794,034
Cash flows from investing activities:
Purchases of property and equipment	(525,111)	(510,634)	(347,413)
Proceeds from the disposition of property and equipment	35,606	13,676	107,689
Acquisition of businesses, net of cash acquired	(189,084)	(916,527)	(66,854)
Proceeds from divestitures of businesses, net of cash held in divested businesses	36,731	5,740	—
Other investing activities, net	(60,329)	11,369	64,362
Net cash used in investing activities	(702,187)	(1,396,376)	(242,216)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	312,741	884,702	319,542
Repayments of bank borrowings and long-term debt	(141,730)	(190,221)	(344,156)
Payments for repurchases of ordinary shares	(349,532)	(420,317)	(415,945)
Proceeds from exercise of stock options	12,438	61,278	23,508
Other financing activities, net	(76,024)	(85,800)	(98,966)
Net cash provided by (used in) financing activities	(242,107)	249,642	(516,017)
Effect of exchange rates on cash	17,490	(10,549)	(1,121)
Net change in cash and cash equivalents	223,105	(20,838)	34,680
Cash and cash equivalents, beginning of year	1,607,570	1,628,408	1,593,728
Cash and cash equivalents, end of year	$1,830,675	$1,607,570	$1,628,408

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION OF THE COMPANY
Flex Ltd., formerly Flextronics International Ltd., ("Flex" or the "Company") was incorporated in the Republic of Singapore in May 1990. The Company's operations have expanded over the years through a combination of organic growth and acquisitions. The Company is a globally-recognized, provider of Sketch-to-Scaletm services - innovative design, engineering, manufacturing, and supply chain services and solutions - from conceptual sketch to full-scale production. The Company designs, builds, ships and services complete packaged consumer and industrial products, from athletic shoes to electronics, for companies of all sizes in various industries and end-markets, through its activities in the following segments: Communications & Enterprise Compute ("CEC"), which includes telecom business of radio access base stations, remote radio heads, and small cells for wireless infrastructure; networking business which includes optical, routing, broadcasting, and switching products for the data and video networks; server and storage platforms for both enterprise and cloud-based deployments; next generation storage and security appliance products; and rack level solutions, converged infrastructure and software-defined product solutions; Consumer Technologies Group ("CTG"), which includes consumer-related businesses in connected living, wearables, gaming, augmented and virtual reality, fashion, and mobile devices; and including various supply chain solutions for notebook personal computers ("PC"), tablets, and printers; in addition, CTG is expanding its business relationships to include supply chain optimization for non-electronics products such as footwear and clothing; Industrial and Emerging Industries ("IEI"), which is comprised of energy and metering, semiconductor and capital equipment, office solutions, household industrial and lifestyle, industrial automation and kiosks, and lighting; and High Reliability Solutions ("HRS"), which is comprised of medical business, including consumer health, digital health, disposables, precision plastics, drug delivery, diagnostics, life sciences and imaging equipment; automotive business, including vehicle electrification, connectivity, autonomous vehicles, and clean technologies; and defense and aerospace businesses, focused on commercial aviation, defense and military.
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

2. SUMMARY OF ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Flex and its majority-owned subsidiaries, after elimination of intercompany accounts and transactions. Amounts included in these consolidated financial statements are expressed in U.S. dollars unless otherwise designated. The Company consolidates its majority-owned subsidiaries and investments in entities in which the Company has a controlling interest. For the consolidated majority-owned subsidiaries in which the Company owns less than 100%, the Company recognizes a noncontrolling interest for the ownership of the noncontrolling owners. As of March 31, 2017, the noncontrolling interest has been included on the consolidated balance sheets as a component of total shareholders' equity. The associated noncontrolling owners' interest in the income or losses of these companies is classified as a component of interest and other, net, in the consolidated statements of operations.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things: allowances for doubtful accounts; inventory write-downs; valuation allowances for deferred tax assets; uncertain tax positions; valuation and useful lives of long-lived assets including property, equipment, intangible assets and goodwill; asset impairments; fair values of financial instruments including investments, notes receivable and derivative instruments; restructuring charges; contingencies; warranty provisions; fair values of assets obtained and liabilities assumed in business combinations and the fair values of stock options and share bonus awards granted under the Company's stock-based compensation plans. Actual results may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.
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
The Company also recognizes revenue in accordance with multiple-element arrangements accounting codified under U.S. GAAP for arrangements that contain multiple deliverables. The Company determined that its multiple-element arrangements are generally comprised of arrangements where multiple product components are sold together as part of a complete system. Depending on the contractual provisions of the respective contracts, the Company has concluded that the units of accounting for such arrangements are, in most cases, comprised of an aggregation of product components, however, may also be established at the product component level. For multiple-element arrangements, revenue is allocated to each unit of accounting based on their relative selling prices. Relative selling prices are based first on vendor specific objective evidence of fair value (“VSOE”), then on third-party evidence of selling price (“TPE”) when VSOE does not exist, and then on management's best estimate of the selling price (“BESP”) when VSOE and TPE do not exist. The Company bases the allocation of revenue on BESP, because the Company does not have either VSOE or TPE for the respective deliverables.
The Company provides a comprehensive suite of services for its customers that range from advanced product design to manufacturing and logistics to after-sales services. The Company recognizes service revenue when the services have been performed, and the related costs are expensed as incurred. Sales for services were less than 10% of the Company's total sales

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for all periods presented, and accordingly, are included in net sales in the consolidated statements of operations. The Company recognized research and development costs primarily related to its design and innovations businesses of $65.6 million, $61.0 million, and $26.3 million for the fiscal years ended March 31, 2017, 2016 and 2015, respectively. Research and development costs for prior years have been recast to conform to fiscal year 2017 presentation.
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
On April 21, 2016, SunEdison, Inc. (together with certain of its subsidiaries, "SunEdison"), filed a petition for reorganization under bankruptcy law. During the fiscal year ended March 31, 2016, the Company recognized a bad debt reserve charge of $61.0 million associated with its outstanding SunEdison receivables and accepted return of previously shipped inventory of approximately $90.0 million. During the second quarter of fiscal year 2017, prices for solar panel modules declined significantly. The Company determined that certain solar panel inventory previously designated for SunEdison on hand at the end of the second quarter of fiscal year 2017 was not fully recoverable and recorded a charge of $60.0 million to reduce the carrying costs to market during fiscal year 2017. In addition, the Company recognized a $16.0 million impairment charge for solar module equipment and incurred $16.9 million of incremental costs primarily related to negative margin sales and other associated solar panel direct costs. The total charge for fiscal year 2017 of $92.9 million is included in cost of sales
The following table summarizes the activity in the Company's allowance for doubtful accounts during fiscal years 2017, 2016 and 2015:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended March 31, 2015	$5,529	$650	$(1,645)	$4,534
Year ended March 31, 2016	$4,534	$72,295	$(12,221)	$64,608
Year ended March 31, 2017	$64,608	$(184)	$(7,122)	$57,302
For the fiscal year ended March 31, 2016, the Company recognized a bad debt charge of $61.0 million associated with its outstanding SunEdison receivables as explained above, and another charge of $10.5 million relating to a separate distressed customer which was also written-off during the year.
One customer (including net sales from its current and former parent companies, through the dates of their respective ownership), which is within the Company's CTG segment, accounted for approximately 11% and 17% of the Company's net sales in fiscal years 2016 and 2015, respectively, and approximately 17% and 11% of the Company's total accounts receivable balances in fiscal years 2017 and 2016, respectively. Another customer included in the Company's CEC segment, accounted for approximately 11% of the Company's total accounts receivable balance in fiscal years 2016.
The Company's ten largest customers accounted for approximately 43%, 46% and 50%, of its net sales in fiscal years 2017, 2016 and 2015, respectively.
Derivative Instruments

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Cash and cash equivalents consisted of the following:

	As of March 31,
	2017	2016
	(In thousands)
Cash and bank balances	$763,834	$533,438
Money market funds and time deposits	1,066,841	1,074,132
	$1,830,675	$1,607,570
Inventories
Inventories are stated at the lower of cost (on a first-in, first-out basis) or market value. The stated cost is comprised of direct materials, labor and overhead. The components of inventories, net of lower of cost or market write-downs, were as follows:

	As of March 31,
	2017	2016
	(In thousands)
Raw materials	$2,537,623	$2,234,512
Work-in-progress	279,493	561,282
Finished goods	579,346	695,862
	$3,396,462	$3,491,656
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Depreciable Life (In Years)	As of March 31,
		2017	2016
		(In thousands)
Machinery and equipment	3 - 10	$3,233,392	$3,187,590
Buildings	30	1,237,739	1,144,798
Leasehold improvements	up to 30	395,663	397,340
Furniture, fixtures, computer equipment and software	3 - 7	502,223	477,203
Land	—	145,663	127,927
Construction-in-progress	—	212,326	178,851
		5,727,006	5,513,709
Accumulated depreciation and amortization		(3,409,980)	(3,256,076)
Property and equipment, net		$2,317,026	$2,257,633

Total depreciation expense associated with property and equipment amounted to approximately $432.2 million, $425.7 million and $496.8 million in fiscal years 2017, 2016 and 2015, respectively.
The Company reviews property and equipment for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment is determined by comparing its carrying amount to the lowest level of identifiable projected undiscounted cash flows the property and equipment are expected to generate. An impairment loss is recognized when the carrying amount of property and equipment exceeds its fair value.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill
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
The Company has four reporting units, which correspond to its four reportable operating segments: HRS, CTG, IEI and CEC. The Company concluded that there was no change to its reporting units in fiscal year 2017 and performed its goodwill impairment assessment on January 1, 2017. In lieu of the qualitative "Step Zero" assessment, the Company performed a quantitative assessment of its goodwill and determined that no impairment existed as of the date of the impairment test because the fair value of each reporting unit exceeded its carrying value.
The following table summarizes the activity in the Company's goodwill during fiscal years 2017 and 2016 (in thousands):

	HRS	CTG	IEI	CEC	Total
Balance, as of March 31, 2015	93,138	68,234	64,221	108,038	333,631
Additions (1)	340,610	—	258,582	3,655	602,847
Purchase accounting adjustments (3)	125	—	—	—	125
Foreign currency translation adjustments (4)	5,463	—	—	—	5,463
Balance, as of March 31, 2016	$439,336	$68,234	$322,803	$111,693	$942,066
Additions (1)	—	42,989	17,544	3,309	63,842
Divestitures (2)	(1,787)	—	(2,640)	—	(4,427)
Purchase accounting adjustments (3)	794	—	—	—	794
Foreign currency translation adjustments (4)	(17,408)	—	—	—	(17,408)
Balance, as of March 31, 2017	$420,935	$111,223	$337,707	$115,002	$984,867
_______________________________________________________________________________

(1)
The goodwill generated from the Company's business combinations completed during the fiscal years 2017 and 2016 are primarily related to value placed on the employee workforce, service offerings and capabilities and expected synergies. The goodwill is not deductible for income tax purposes. Refer to the discussion of the Company's business acquisitions in note 17.

(2)
During the fiscal year ended March 31, 2017, the Company disposed of two non-strategic businesses within the IEI and HRS segments, and recorded an aggregate reduction of goodwill of $4.4 million accordingly, which is included in the loss on sale recorded in other charges, net on the consolidated statement of operations.

(3)
Includes adjustments based on management's estimates resulting from their review and finalization of the valuation of assets and liabilities acquired through certain business combinations completed in a period subsequent to the respective acquisition. These adjustments were not individually, nor in the aggregate, significant to the Company.

(4)
During the fiscal years ended March 31, 2017 and 2016, the Company recorded $17.4 million and $5.5 million, respectively, of foreign currency translation adjustments primarily related to the goodwill associated with the acquisition of Mirror Controls International ("MCi") in fiscal year 2016, as the U.S. Dollar fluctuated against the Euro.

Other Intangible Assets

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's acquired intangible assets are subject to amortization over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value. The Company reviewed the carrying value of its intangible assets as of March 31, 2017 and concluded that such amounts continued to be recoverable.
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

	As of March 31, 2017			As of March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets:
Customer-related intangibles	$260,704	$(105,912)	$154,792	$223,046	$(66,473)	$156,573
Licenses and other intangibles	283,897	(76,508)	207,389	285,053	(37,872)	247,181
Total	$544,601	$(182,420)	$362,181	$508,099	$(104,345)	$403,754
The gross carrying amounts of intangible assets are removed when fully amortized. During fiscal year 2017, the gross carrying amounts of fully amortized intangible assets totaled $14.2 million. During fiscal year 2017, the gross carrying amount of intangible assets increased primarily in connection with the Company's acquisitions during the year. Total intangible asset amortization expense recognized in operations during fiscal years 2017, 2016 and 2015 was $81.4 million, $66.0 million and $32.0 million, respectively. As of March 31, 2017, the weighted-average remaining useful lives of the Company's intangible assets were approximately 6.6 years for both customer-related intangibles and licenses and other intangible assets. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2018	$68,472
2019	61,582
2020	52,439
2021	48,266
2022	39,714
Thereafter	91,708
Total amortization expense	$362,181
Derivative Instruments and Hedging Activities
All derivative instruments are recognized on the consolidated balance sheets at fair value. If the derivative instrument is designated as a cash flow hedge, effectiveness is tested monthly using a regression analysis of the change in spot currency rates and the change in present value of the spot currency rates. The spot currency rates are discounted to present value using functional currency Inter-bank Offering Rates over the maximum length of the hedge period. The effective portion of changes in the fair value of the derivative instrument (excluding time value) is recognized in shareholders' equity as a separate component of accumulated other comprehensive income (loss), and recognized in the consolidated statements of operations when the hedged item affects earnings. Ineffective and excluded portions of changes in the fair value of cash flow hedges are

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized in earnings immediately. If the derivative instrument is designated as a fair value hedge, the changes in the fair value of the derivative instrument and of the hedged item attributable to the hedged risk are recognized in earnings in the current period. Additional information is included in note 8.
Other Current Assets
Other current assets include approximately $506.5 million and $501.1 million as of March 31, 2017 and 2016, respectively for the deferred purchase price receivable from the Company's Global and North American Asset-Backed Securitization programs. See note 10 for additional information.
In connection with a prior acquisition, the Company entered into an agreement with a customer and a third party banking institution to procure certain manufacturing equipment that was financed by the third party banking institution, acting as an agent of the customer. The manufacturing equipment was used exclusively for the benefit of this customer. During fiscal year 2015, the Company ceased manufacturing of the product related to the financed equipment. As a result, pursuant to an agreement with the customer the Company as an agent on behalf of the customer dispositioned the equipment via sales to third parties and used the proceeds to reduce the obligation to the third party banking institution. Accordingly, the residual value due from the customer related to the equipment financed by the third party banking institution was $83.6 million as of March 31, 2016, and was included in other current assets. During fiscal year 2017, the Company entered into an agreement with the third party banking institution and the customer granted a waiver of any amounts owed under the financing arrangement which allowed for a net settlement of the related asset and liability.
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
As of March 31, 2017 and 2016, the Company's equity investments in non-majority owned companies totaled $200.1 million and $122.9 million, respectively. The equity in the earnings or losses of the Company's equity method investments was not material to the consolidated results of operations for any period presented and is included in interest and other, net.
During fiscal year 2017, the Company formed a joint venture with RIB Software AG, a provider of technology for the construction industry. This joint venture will offer a fully integrated enterprise software platform for building and housing projects. The Company contributed $60.0 million for a non-controlling interest in this joint venture. This contribution, net of the Company's equity in losses, which is immaterial, is included in other assets on the condensed consolidated balance sheet. The cash outflows to pay for this investment have been included in cash flows from other investing activities during the fiscal year ended March 31, 2017.
Other Current Liabilities
Other current liabilities include customer working capital advances of $231.3 million and $253.7 million, customer-related accruals of $501.9 million and $479.5 million, and deferred revenue of $280.7 million and $332.3 million as of March 31, 2017 and 2016, respectively. The customer working capital advances are not interest bearing, do not have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production.
As of March 31, 2016, other current liabilities also included the outstanding balances due to the third party banking institution related to the financed equipment discussed above of $122.0 million. As discussed above, during fiscal year 2017, the Company entered into an agreement with the third party banking institution and the customer granted a waiver of any amounts owed under the financing arrangement which provided for a net settlement of the outstanding balance of approximately $90.6 million with the related asset.
Restructuring Charges

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognizes restructuring charges related to its plans to close or consolidate excess manufacturing facilities and rationalize administrative functions. In connection with these activities, the Company records restructuring charges for employee termination costs, long-lived asset impairment and other exit-related costs.
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
Recently Issued Accounting Pronouncements
In January 2017, the FASB issued new guidance to simplify the subsequent measurement of goodwill by eliminating step 2 from the goodwill impairment test. This guidance requires that the change be applied on a prospective basis, and it is effective for the Company beginning in the first quarter of fiscal year 2021, with early application permitted. The Company is currently assessing the impact of the new guidance and the timing of adoption.

In January 2017, the FASB issued new guidance that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. This guidance requires that the amendments be applied on a prospective basis, and it is effective for the Company beginning in the first quarter of fiscal year 2019, with early application permitted. The guidance may result in more asset acquisitions being accounted for as purchases of assets in lieu of business combinations. The Company intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2019.

In October 2016, the FASB issued new guidance to amend the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity ("VIE") should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. This guidance requires that the amendments be applied on a retrospective or modified retrospective basis, and it is effective for the Company beginning in the first quarter of fiscal year 2018, with early adoption permitted. The Company expects the new guidance will have an immaterial impact on its consolidated financial statements, and it intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2018.

In August 2016, the FASB issued new guidance intended to address specific cash flow issues with the objective of reducing the existing diversity in practice. This guidance is effective for the Company beginning in the first quarter of fiscal

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

year 2019, with early application permitted. The new guidance allows for two transition methods in application - (i) retrospective to each period presented, or (ii) if it is impracticable to apply the amendments retrospectively for some of the issues, then the amendments for those issues would be applied prospective as of the earliest date practicable. The Company expects an immaterial impact on its consolidated financial statements. The Company is currently assessing the timing of adoption.

In February 2016, the FASB issued new guidance intended to improve financial reporting on leasing transactions. The new lease guidance will require entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. The guidance will also enhance existing disclosure requirements relating to those leases. The Company will be required to adopt the new lease guidance beginning with the first quarter of fiscal year 2020 using a modified retrospective approach, with early adoption permitted. Upon initial evaluation, the Company believes the new guidance will have a material impact on its consolidated balance sheets when adopted. The Company is currently assessing the timing of adoption.

In July 2015, the FASB issued new guidance to simplify the measurement of inventory, by requiring that inventory be measured at the lower of cost and net realizable value. Prior to the issuance of the new guidance, inventory was measured at the lower of cost or market. This guidance is effective for the Company beginning in the first quarter of fiscal year 2018, and should be applied prospectively with early application permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the impact of this update and the timing of adoption.

In May 2014, the FASB issued new guidance which requires an entity to recognize revenue relating to contracts with customers that depicts the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. In order to meet this requirement, the entity must apply the following steps: (i) identify the contracts with the customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, disclosures required for revenue recognition will include qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from costs to obtain or fulfill a contract. The guidance is effective for the Company beginning in the first quarter of fiscal year 2019. The Company has assessed that the impact of the new guidance will result in a change of the Company's revenue recognition model for electronics manufacturing services from "point in time" upon physical delivery to an "over time" model and believes this transition will have a material impact on the Company's consolidated financial statements upon adoption primarily as it recognizes an increase in contract assets for unbilled receivables with a corresponding reduction in finished goods and work-in-progress inventory. The Company has commenced implementation in accordance with the planned effective date. The new guidance allows for two transition methods in application - (i) retrospective to each prior reporting period presented, or (ii) prospective with the cumulative effect of adoption recognized on April 1, 2018, the first day of the Company's fiscal year 2019. The Company has not yet concluded upon its selection of the transition method.

FLEX LTD.
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
Additionally, during fiscal year 2017, in conjunction with an immaterial acquisition, the Company assumed all of the outstanding, unvested options to purchase shares of common stock of the acquiree, and converted all of these shares into Flex awards. As a result, the Company now offers an additional equity compensation plan, the BrightBox Technologies 2013 Plan (the "BrightBox Plan").
Further, during fiscal year 2017, the Company granted equity compensation awards under a fourth plan, the 2013 Elementum Plan (the "Elementum Plan"), which is administered by Elementum SCM (Cayman) Limited ("Elementum"), a majority owned subsidiary of the Company.
Share-Based Compensation Expense
The Company early adopted new guidance intended to reduce cost and complexity of the accounting for share-based payments, as discussed further in note 2.
The following table summarizes the Company's share-based compensation expense for all Equity Incentive Plans:

	Fiscal Year Ended March 31,
	2017	2016	2015
	(In thousands)
Cost of sales	$10,023	$8,986	$7,503
Selling, general and administrative expenses	72,243	68,594	42,767
Total share-based compensation expense	$82,266	$77,580	$50,270

Cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee exercises of share options over the share-based compensation cost recognized for those options) are classified as operating cash flows. During fiscal years 2017, 2016 and 2015, the Company did not recognize any excess tax benefits as an operating cash inflow.
The 2010 Equity Incentive Plan
As of March 31, 2017, the Company had approximately 18.1 million shares available for grant under the 2010 Plan. Options issued to employees under the 2010 Plan generally vest over four years and expire seven years from the date of grant. Options granted to non-employee directors expire five years from the date of grant.
The exercise price of options granted to employees is determined by the Company's Board of Directors or the Compensation Committee and may not be less than the closing price of the Company's ordinary shares on the date of grant.
As of March 31, 2017, the total unrecognized compensation cost related to unvested share options granted to employees under the 2010 Plan was not significant and will be amortized on a straight-line basis over a weighted-average period of approximately 1.5 years.
The Company also grants share bonus awards under its equity compensation plan. Share bonus awards are rights to acquire a specified number of ordinary shares for no cash consideration in exchange for continued service with the Company.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of March 31, 2017, the total unrecognized compensation cost related to unvested share bonus awards granted to employees was approximately $130.0 million under the 2010 Plan. These costs will be amortized generally on a straight-line basis over a weighted-average period of approximately 2.5 years. Approximately $14.4 million of the unrecognized compensation cost related to the 2010 Plan is related to share bonus awards granted to certain key employees whereby vesting is contingent on meeting a certain market condition.
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
There were no options granted under the 2010 Plan during fiscal years 2017 and 2016. The fair value of the Company's share options granted to employees for fiscal year 2015 was estimated using the following weighted-average assumptions:

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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Expected volatility of Flex—Volatility used in a Monte Carlo simulation is derived from the historical volatility of Flex's stock price over a period equal to the service period of the share bonus awards granted. The service period is three years for those share bonus awards granted in fiscal years 2017, 2016 and 2015.
Average peer volatility—Volatility used in a Monte Carlo simulation is derived from the historical volatilities of both the Standard and Poor's ("S&P") 500 index and components of an extended Electronics Manufacturing Services ("EMS") group, comprised of global competitors of the Company within the same industry, for the share bonus awards granted in fiscal years 2017, 2016 and 2015.
Average Peer Correlation—Correlation coefficients were used to model the movement of Flex's stock price relative to both the S&P 500 index and peers in the extended EMS group for the share bonus awards granted in fiscal years 2017, 2016 and 2015.
Expected Dividend and Risk-Free Interest Rate assumptions—Same methodology as discussed above.
The fair value of the Company's share-bonus awards under the 2010 Plan, whereby vesting is contingent on meeting certain market conditions, for fiscal years 2017, 2016 and 2015 was estimated using the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2017	2016	2015
Expected volatility	25.8%	26.0%	29.4%
Average peer volatility	25.1%	23.0%	25.9%
Average peer correlation	0.6	0.6	0.6
Expected dividends	0.0%	0.0%	0.0%
Risk-free interest rate	0.9%	1.2%	0.9%

Share-Based Awards Activity
The following is a summary of option activity for the Company's 2010 Plan ("Price" reflects the weighted-average exercise price):

	Fiscal Year Ended March 31,
	2017		2016		2015
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of fiscal year	2,369,636	$8.31	15,992,894	$7.81	23,612,872	$8.57
Granted	—	—	—	—	15,000	11.11
Exercised	(1,573,356)	6.89	(10,006,774)	6.10	(3,600,900)	6.53
Forfeited	(653,953)	12.39	(3,616,484)	12.23	(4,034,078)	13.17
Outstanding, end of fiscal year	142,327	$8.97	2,369,636	$8.31	15,992,894	$7.81
Options exercisable, end of fiscal year	138,950	$8.93	2,359,527	$8.30	15,959,173	$7.81
The aggregate intrinsic value of options exercised under the Company's 2010 Plan (calculated as the difference between the exercise price of the underlying award and the price of the Company's ordinary shares determined as of the time of option exercise for options exercised in-the-money) was $9.3 million, $55.3 million and $16.3 million during fiscal years 2017, 2016 and 2015, respectively.
Cash received from option exercises under the 2010 Plan was $10.9 million, $61.1 million and $23.5 million for fiscal years 2017, 2016 and 2015, respectively.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the composition of options outstanding and exercisable under the 2010 Plan as of March 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
$3.39 - $5.75	15,759	0.42	$5.03	15,759	0.42	$5.03
$5.87 - $7.07	11,003	1.43	6.63	11,003	1.43	6.63
$7.08 - $10.59	62,564	0.97	8.16	62,564	0.97	8.16
$10.67 - $11.41	45,501	1.14	11.16	42,124	0.91	11.16
$11.53 - $13.98	7,500	0.61	12.47	7,500	0.61	12.47
$3.39 - $13.98	142,327	0.99	$8.97	138,950	0.91	$8.93
Options vested and expected to vest	142,014	0.98	$8.97
As of March 31, 2017 the aggregate intrinsic value for options outstanding, options vested and expected to vest, and options exercisable under the Company's 2010 Plan, was $1.2 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's ordinary shares as of March 31, 2017 for the approximately 0.2 million options that were in-the-money at March 31, 2017.
The following table summarizes the Company's share bonus award activity under the 2010 Plan ("Price" reflects the weighted-average grant-date fair value):

	Fiscal Year Ended March 31,
	2017		2016		2015
	Shares	Price	Shares	Price	Shares	Price
Unvested share bonus awards outstanding, beginning of fiscal year	17,000,076	$10.77	18,993,252	$9.01	21,848,120	$7.32
Granted (1)	6,578,366	13.46	7,619,722	12.23	6,963,125	11.75
Vested (1)	(6,922,946)	9.44	(8,529,378)	7.93	(7,246,056)	6.97
Forfeited	(956,914)	11.20	(1,083,520)	9.67	(2,571,937)	7.70
Unvested share bonus awards outstanding, end of fiscal year	15,698,582	$12.44	17,000,076	$10.77	18,993,252	$9.01

(1) Excluded from the fiscal year 2017 amounts are 1.7 million of share bonus awards representing the number of awards achieved above target levels based on the achievement of certain market conditions, as further described in the table below. These awards were issued and immediately vested in accordance with the terms and conditions of the underlying awards.
Of the 6.6 million unvested share bonus awards granted under the 2010 Plan in fiscal year 2017, approximately 5.7 million unvested share bonus awards have an average grant date price of $13.09 per share. Further, approximately 0.2 million of these unvested share bonus awards have an average grant date price of $12.82 per share and represents the target amount of grants made to certain executive officers whereby vesting is contingent on meeting certain free cash flow targets. These awards cliff vest after three years and will ultimately pay out over a range from zero up to a maximum of 0.4 million of the target payment based on a measurement of cumulative three-year increase of free cash flow from operations of the Company.
Further, 0.7 million of these unvested share bonus awards granted in fiscal year 2017 represents the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions. The average grant date fair value of these awards contingent on certain market conditions was estimated to be $17.57 per award and was calculated using a Monte Carlo simulation. Vesting information of these shares are further detailed in the table below.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Of the 15.7 million unvested share bonus awards outstanding under the 2010 Plan as of the fiscal year ended 2017, approximately 2.1 million of unvested share bonus awards under the 2010 Plan represents the target amount of grants made to certain key employees whereby vesting is contingent on meeting certain market conditions summarized as follows:

	Targeted number of awards as of March 31, 2017 (in shares)			Range of shares that may be issued
		Average grant date fair value (per share)
						Assessment dates
Year of grant			Market condition	Minimum	Maximum
Fiscal 2017	722,213	$17.57	Vesting ranges from zero to 200% based on measurement of Flex's total shareholder return against both the Standard and Poor's ("S&P") 500 Composite Index and an Extended Electronics Manufacturing Services ("EMS") Group Index.	—	1,444,426	May 2019
Fiscal 2016	712,977	$14.96	Vesting ranges from zero to 200% based on measurement of Flex's total shareholder return against both the S&P 500 Composite Index and an EMS Group Index.	—	1,425,954	May 2018
Fiscal 2015	686,520	$14.77	Vesting ranges from zero to 200% based on measurement of Flex's total shareholder return against both the S&P 500 Composite Index and an EMS Group Index.	—	1,373,040	May 2017
Totals	2,121,710				4,243,420

The Company will recognize share-based compensation expense for awards with market conditions regardless of whether such awards will ultimately vest. During fiscal year 2017, 3.5 million shares vested in connection with the share bonus awards with market conditions granted in fiscal year 2014.
The total intrinsic value of share bonus awards vested under the Company's 2010 Plan was $109.5 million, $103.2 million and $79.0 million during fiscal years 2017, 2016 and 2015, respectively, based on the closing price of the Company's ordinary shares on the date vested.
The 2014 NEXTracker Equity Incentive Plan
All shares previously granted under the NEXTracker plan are the result of the Company's conversion of all outstanding, unvested shares of NEXTracker into unvested shares of the Company, as part of the acquisition. Therefore, no additional share options or share bonus awards were granted by the Company during fiscal year 2017.
Options issued to employees under the NEXTracker Plan generally have a vesting period of two to four years from vesting commencement date and expire ten years from the date of grant.
The exercise price of options granted to employees was determined by the Company based on a conversion rate agreed upon in the purchase agreement of NEXTracker.
As of March 31, 2017, the total unrecognized compensation cost related to unvested share options granted to employees under the NEXTracker Plan was $8.7 million and will be amortized on a straight-line basis over a weighted-average period of approximately 1.8 years.
Share bonus awards issued to employees under the NEXTracker Plan vest in installments over a three to five-year period from vesting commencement date, and unvested share bonus awards are forfeited upon termination of employment. Vesting for

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

certain of these share bonus awards is contingent on meeting certain performance targets over a three-year period commencing October 1, 2015.
As of March 31, 2017, the total unrecognized compensation cost related to unvested share bonus awards granted to employees under the NEXTracker Plan was approximately $11.0 million and will be amortized generally on a straight-line basis over a weighted-average period of approximately 1.5 years.
Determining Fair Value
As noted above, there were no options granted under the NEXTracker Plan during fiscal year 2017. The fair value of the Company's share options granted to employees under the NEXTracker Plan for fiscal year 2016 was estimated using the following weighted-average assumptions:

Fiscal Year Ended March 31, 2016
Expected term	2.9 years
Expected volatility	28.8%
Expected dividends	0.0%
Risk-free interest rate	0.9%
Weighted-average fair value	$7.76

Share-Based Awards Activity
The following is a summary of option activity for the NEXTracker Plan ("Price" reflects the weighted-average exercise price):

	Fiscal Year Ended March 31,
	2017		2016
	Options	Price	Options	Price
Outstanding, beginning of fiscal year	2,741,854	$3.44	—	$—
Granted	—	—	3,205,806	3.28
Exercised	(709,845)	2.24	(237,380)	0.99
Forfeited	(395,993)	4.64	(226,572)	3.75
Outstanding, end of fiscal year	1,636,016	$3.61	2,741,854	$3.44
Options exercisable, end of fiscal year	369,015	$5.00	223,869	$4.95

The aggregate intrinsic value of options exercised under the NEXTracker plan (calculated as the difference between the exercise price of the underlying award and the price of the Company's ordinary shares determined as of the time of option exercise for options exercised in-the-money) was $8.0 million and $2.3 million as of March 31, 2017 and 2016, respectively.
Cash received from option exercises under the NEXTracker Plan was $1.6 million and $0.2 million for fiscal year 2017 and 2016, respectively.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the composition of options outstanding and exercisable under the NEXTracker Plan as of March 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price
$0.08 - $5.24	1,223,059	8.50	$1.30	229,584	8.50	$1.70
$5.25 - $10.65	412,957	8.50	10.65	139,431	8.50	10.65
$0.08 - $10.65	1,636,016	8.50	$3.61	369,015	8.50	$5.00
Options vested and expected to vest	1,636,016	8.50	$3.61

As of March 31, 2017 the aggregate intrinsic value for options outstanding, options vested and expected to vest, and options exercisable under the Company's NEXTracker Plan, were $22.2 million, $22.2 million, and $4.5 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's ordinary shares as of March 31, 2017 for the approximately 1.6 million options under the NEXTracker Plan that were in-the-money at March 31, 2017.
The following table summarizes the Company's share bonus award activity under the NEXTracker Plan ("Price" reflects the weighted-average grant-date fair value):

	Fiscal Year Ended March 31,
	2017		2016
	Shares	Price	Shares	Price
Unvested share bonus awards outstanding, beginning of fiscal year	2,309,096	$10.27	—	$—
Granted	—	—	2,393,195	10.27
Vested	(705,738)	10.19	(31,925)	10.27
Forfeited	(59,921)	10.27	(52,174)	10.27
Unvested share bonus awards outstanding, end of fiscal year	1,543,437	$10.23	2,309,096	$10.27

The total intrinsic value of share bonus awards vested under the Company's NEXTracker Plan was $9.6 million during fiscal year 2017, based on the closing price of the Company's ordinary shares on the date vested.

The BrightBox Technologies 2013 Plan

During fiscal year 2017, the Company granted 0.2 million share options under the BrightBox Plan, at an average grant date fair value price of $11.99 per share, and with a vesting period of three years from the vesting commencement date. All shares granted under the BrightBox plan are the result of the Company's conversion of all outstanding, unvested shares of BrightBox into unvested shares of the Company, as part of the acquisition. No additional grants will be made out of this plan in the future.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2017, total unrecognized compensation expense related to share options under the BrightBox Plan is $1.4 million, and will be recognized over a weighted-average remaining vesting period of 2.1 years. As of March 31, 2017, the number of options outstanding was 0.2 million, at a weighted-average exercise price of $0.51 per share. No options under this plan were exercisable as of March 31, 2017.
The 2013 Equity Incentive Plan of Elementum SCM (Cayman) Ltd.
As of March 31, 2017 Elementum had approximately 0.1 million shares available for future grants under the 2013 Elementum Plan. Options to purchase shares in Elementum issued to employees under the Elementum Plan have a vesting period of two to four years and expire ten years from the grant date. As of March 31, 2017 there were 33.6 million of options outstanding at a weighted average exercise price of $0.39 per option. Cash received from option exercises under the Elementum Plan was $0.6 million for fiscal year 2017. Total unrecognized compensation expenses relating to stock options granted to certain employees under the Elementum Plan as of March 31, 2017 is $5.7 million, and will be recognized over a weighted average period of 2.6 years.

4. EARNINGS PER SHARE
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
The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted income per share:

	Fiscal Year Ended March 31,
	2017	2016	2015
	(In thousands, except per share amounts)
Basic earnings per share:
Net income	$319,564	$444,081	$600,801
Shares used in computation:
Weighted-average ordinary shares outstanding	540,503	557,667	579,981
Basic earnings per share	$0.59	$0.80	$1.04

Diluted earnings per share:
Net income	$319,564	$444,081	$600,801
Shares used in computation:
Weighted-average ordinary shares outstanding	540,503	557,667	579,981
Weighted-average ordinary share equivalents from stock options and awards (1)	5,717	7,202	11,575
Weighted-average ordinary shares and ordinary share equivalents outstanding	546,220	564,869	591,556
Diluted earnings per share	$0.59	$0.79	$1.02

_________________________________________________________________________

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)
Options to purchase ordinary shares of 0.5 million, 2.0 million and 6.2 million during fiscal years 2017, 2016 and 2015, respectively, and share bonus awards of less than 0.1 million during fiscal year 2017 and 2015, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted average ordinary shares equivalents. There were no anti-dilutive share bonus awards in fiscal year 2016.

5. NONCONTROLLING INTERESTS
During fiscal year 2014, a previously wholly-owned subsidiary of the Company issued a noncontrolling equity interest to certain third party investors for an ownership interest of less than 20% of the outstanding shares in the subsidiary. During fiscal year 2017, this subsidiary received $9.3 million in exchange for an additional noncontrolling equity interest from certain third party investors. The outstanding shares held by the third party investors in this subsidiary remained below 20%. The Company continues to own a majority of the subsidiary's outstanding equity and controls its board of directors. Accordingly, the consolidated financial statements include the financial position and results of operations of this subsidiary as of March 31, 2017 and for the year then ended.
The Company has recognized the carrying value of the noncontrolling interest as a component of total shareholders' equity. The noncontrolling interest in the operating losses of the subsidiary were $8.5 million, $6.7 million, and $4.3 million for fiscal years 2017, 2016 and 2015, respectively, and were classified as a component of interest and other, net, in the Company's consolidated statements of operations.

6. SUPPLEMENTAL CASH FLOW DISCLOSURES
The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Fiscal Year Ended March 31,
	2017	2016	2015
	(In thousands)
Net cash paid for:
Interest	$127,346	$114,578	$87,179
Income taxes	$86,651	$105,453	$70,621
Non-cash investing and financing activity:
Unpaid purchases of property and equipment	$84,375	$93,310	$115,757
Customer-related third party banking institution equipment financing net settlement	$90,576	$—	$—

7. BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt are as follows:

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of March 31,
	2017	2016
	(In thousands)
Term Loan, including current portion, due in installments through March 2019	$502,500	$547,500
4.625% Notes due February 2020	500,000	500,000
Term Loan, including current portion, due in installments through November 2021	700,000	577,500
5.000% Notes due February 2023	500,000	500,000
4.750% Notes due June 2025	595,979	595,589
Other credit lines	169,671	71,317
Debt issuance costs	(16,007)	(17,351)
	2,952,143	2,774,555
Current portion, net of debt issuance costs	(61,534)	(65,166)
Non-current portion	$2,890,609	$2,709,389

The weighted-average interest rates for the Company's long-term debt were 3.5% as of March 31, 2017 and 2016.
Repayments of the Company's long-term debt are as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2018	$63,887
2019	475,092
2020	517,592
2021	65,232
2022	746,420
Thereafter	1,099,927
Total	$2,968,150
Term Loan due November 2021
In August 2013, the Company entered into a $600 million term loan agreement due August 2018. In November 2016, the Company entered into a new arrangement to extend the maturity date of the agreement from August 30, 2018 to November 30, 2021, and borrowed an incremental amount of $130 million under this term loan, thereby increasing the total amount under the term loan to $700 million. This loan is repayable in quarterly installments of $4.1 million, which will commence October 31, 2017 and continue through September 30, 2021, with the remaining amount due at maturity.
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
This term loan is unsecured, and contains customary restrictions on the Company's and its subsidiaries' ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of exceptions and limitations. This term loan agreement also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio, as defined therein, during its term; provided that the requirement to maintain the minimum interest coverage ratio may be suspended in certain circumstances. As of March 31, 2017, the Company was in compliance with the covenants under this term loan agreement.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Term Loan Agreement due March 2019 and Revolving Line of Credit
As of March 31, 2017, the Company has a $2.1 billion credit facility ("Credit Facility") consisting of a $1.5 billion revolving credit facility and a $600.0 million term loan, which is due to expire in March 2019. Quarterly repayments of principal under this term loan are $11.3 million with the remainder due upon maturity.
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
This Credit Facility is unsecured, and contains customary restrictions on the Company's and its subsidiaries' ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of exceptions and limitations. This Credit Facility also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio, as defined therein, during its term. As of March 31, 2017, the Company was in compliance with the covenants under this loan agreement.
Notes due February 2020 and February 2023
In February 2013, the Company issued $500.0 million of 4.625% Notes due February 15, 2020 and $500.0 million of 5.000% Notes due February 15, 2023 (collectively the "Notes") in a private offering pursuant to Rule 144A and Regulation S under the Securities Act. In July 2013, the Company exchanged these notes for new notes with substantially similar terms and completed the registration of these notes with the Securities and Exchange Commission. The Company received net proceeds of approximately $990.6 million from the issuance and used those proceeds, together with $9.4 million of cash on hand, to repay $1.0 billion of outstanding borrowings under its previous term loan that was due October 2014.
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
The indenture governing the Notes contains covenants that, among other things, restrict the ability of the Company and certain of the Company's subsidiaries to create liens; enter into sale-leaseback transactions; create, incur, issue, assume or guarantee any funded debt; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's assets to, another person. These covenants are subject to a number of significant limitations and exceptions set forth in the indenture. The indenture also provides for customary events of default, including, but not limited to, cross defaults to certain specified other debt of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Notes will become due and payable immediately without further action or notice. If any other event of default under the indenture occurs or is continuing, the applicable trustee or holders of at least 25% in aggregate principal amount of the then outstanding Notes may declare all of the Notes to be due and payable immediately. As of March 31, 2017, the Company was in compliance with the covenants in the indenture governing the Notes.
Notes due June 2025
In June 2015, the Company issued $600 million of 4.750% Notes ("2025 Notes") due June 15, 2025 in a private offering pursuant to Rule 144A and Regulation S under the Securities Act, at 99.213% of face value, and an effective yield of approximately 4.850%. The Company received net proceeds of approximately $595.3 million from the issuance which was

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

used for general corporate purposes. During January 2016, the Company exchanged these notes for new notes with substantially similar terms and completed the registration of these notes with the Securities and Exchange Commission.
The Company incurred approximately $7.9 million of costs in conjunction with the issuance of the 2025 Notes. The issuance costs were capitalized and presented on the balance sheet as a direct deduction from the carrying amount of the Notes.
Interest on the 2025 Notes is payable semi-annually, commencing on December 15, 2015. The 2025 Notes are senior unsecured obligations of the Company, rank equally with all of the Company's other existing and future senior and unsecured debt obligations, and are guaranteed, jointly and severally, fully and unconditionally on an unsecured basis, by each of the Company's 100% owned subsidiaries that guarantees indebtedness under, or is a borrower under, the Company's Term Loan Agreement and Revolving Line of Credit.
At any time prior to March 15, 2025, the Company may redeem some or all of the 2025 Notes at a redemption price equal to 100% of the principal amount of the 2025 Notes redeemed, plus an applicable premium and accrued and unpaid interest, if any, to the applicable redemption date. Upon the occurrence of a change of control repurchase event (as defined in the 2025 Notes indenture), the Company must offer to repurchase the 2025 Notes at a repurchase price equal to 101% of the principal amount of the 2025 Notes repurchased, plus accrued and unpaid interest, if any, to the applicable repurchase date.
The indenture governing the 2025 Notes contains covenants that, among other things, restrict the ability of the Company and certain of the Company's subsidiaries to create liens; enter into sale-leaseback transactions; create, incur, issue, assume or guarantee any funded debt; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's assets to, another person, or permit any other person to consolidate, merge, combine or amalgamate with or into the Company. These covenants are subject to a number of significant limitations and exceptions set forth in the indenture. The indenture also provides for customary events of default, including, but not limited to, cross defaults to certain specified other debt of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding 2025 Notes will become due and payable immediately without further action or notice. If any other event of default under the agreement occurs or is continuing, the applicable trustee or holders of at least 25% in aggregate principal amount of the then outstanding 2025 Notes may declare all of the 2025 Notes to be due and payable immediately, but upon certain conditions such declaration and its consequences may be rescinded and annulled by the holders of a majority in principal amount of the 2025 Notes. As of March 31, 2017, the Company was in compliance with the covenants in the indenture governing the 2025 Notes.
Other Credit Lines
In January 2017, the Company borrowed €100 million (approximately $107.4 million as of March 31, 2017), under a 5-year, term-loan agreement due January 2, 2022. Borrowings under this term loan bear interest at EURIBOR plus the applicable margin ranging between 0.40% and 1.35%, based on the Company's credit ratings. The loan is repayable upon maturity.

In October 2015, the Company borrowed €50 million (approximately $53.7 million as of March 31, 2017), under a 5-year, term-loan agreement due September 30, 2020. Borrowings under this term loan bear interest at EURIBOR plus the applicable margin ranging between 0.80% and 2.00%, based on the Company’s credit ratings. The loan is repayable beginning December 30, 2016 in quarterly payments of €312,500 through June 30, 2020 with the remainder due upon maturity.

These term loans are unsecured, and are guaranteed by the Company. These term loan agreements contain customary restrictions on the Company's and its subsidiaries' ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of exceptions and limitations. These term loan agreements also require that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio, as defined therein, during their terms. As of March 31, 2017, the Company was in compliance with the covenants under these term loan agreements.
As of March 31, 2017, the Company and certain of its subsidiaries had various uncommitted revolving credit facilities, lines of credit and other credit facilities in the amount of $162.6 million in the aggregate. There were no borrowings outstanding under these facilities as of March 31, 2017 and 2016. These unsecured credit facilities, and lines of credit and other credit facilities bear annual interest at the respective country's inter-bank offering rate, plus an applicable margin, and generally have maturities that expire on various dates in future fiscal years.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2017, the aggregate notional amount of the Company's outstanding foreign currency forward and swap contracts was $4.1 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	1,309,000	—	$189,974	$—
EUR	27,830	64,132	29,915	71,796
HUF	13,800,000	—	47,935	—
ILS	70,481	—	19,438	—
INR	1,389,587	—	20,300	—
MXN	2,133,500	—	113,198	—
MYR	167,000	11,300	37,791	2,557
RON	114,780	—	27,083	—
Other	N/A	N/A	32,735	8,915
			518,369	83,268
Other Forward/Swap Contracts
BRL	—	543,000	—	174,078
CHF	9,446	33,920	9,472	34,015
CNY	1,877,296	—	271,571	—
DKK	179,400	157,200	25,917	22,710
EUR	909,291	1,058,540	976,028	1,136,862
GBP	36,129	65,154	44,835	80,808
HUF	18,026,924	15,105,152	62,617	52,468
ILS	105,100	91,660	28,985	25,279
INR	5,200,000	19,528	80,160	300
MXN	2,166,702	686,447	114,930	36,421
MYR	331,628	44,500	75,046	10,070
PLN	118,139	62,613	30,044	15,923
RON	73,252	61,526	17,284	14,517
SEK	159,766	190,198	17,929	21,402
SGD	42,147	3,019	30,206	2,164
Other	N/A	N/A	30,361	39,390
			1,815,385	1,666,407
Total Notional Contract Value in USD			$2,333,754	$1,749,675

As of March 31, 2017 and 2016, the fair value of the Company's short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company's exposure to monetary assets and liabilities denominated in non-functional currencies and are not accounted for as hedges under the accounting standards. Accordingly, changes in fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the consolidated statements of operations. As of March 31, 2017 and 2016, the Company also has included net deferred gains and losses, in accumulated other comprehensive loss, a component of shareholders' equity in the consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. Deferred gains totaled $10.6

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million as of March 31, 2017, and are expected to be recognized primarily as a component of cost of sales in the consolidated statement of operations over the next twelve-month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal years presented and are included as a component of interest and other, net in the consolidated statements of operations.
The following table presents the fair value of the Company's derivative instruments utilized for foreign currency risk management purposes at March 31, 2017 and 2016:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2017	March 31, 2016	Balance Sheet Location	March 31, 2017	March 31, 2016
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$11,936	$5,510	Other current liabilities	$1,814	$2,446
Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$10,086	$17,138	Other current liabilities	$9,928	$18,645
The Company has financial instruments subject to master netting arrangements, which provides for the net settlement of all contracts with the counterparty upon maturity. The Company does not offset fair value amounts for assets and liabilities recognized for derivative instruments under these arrangements, and as such, the asset and liability balances presented in the table above reflect the gross amounts of derivatives in the consolidated balance sheets. The impact of netting derivative assets and liabilities is not material to the Company's financial position for any of the periods presented.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, during fiscal years ended March 31, 2017, 2016 and 2015 are as follows:

	Fiscal Year Ended March 31, 2017
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(41,522)	$(94,393)	$(135,915)
Other comprehensive gain (loss) before reclassifications	6,925	(1,198)	5,727
Net (gains) losses reclassified from accumulated other comprehensive loss	2,171	(126)	2,045
Net current-period other comprehensive (gain) loss	9,096	(1,324)	7,772
Ending balance	$(32,426)	$(95,717)	$(128,143)

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year Ended March 31, 2016
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(68,266)	$(112,239)	$(180,505)
Other comprehensive loss before reclassifications	(2,199)	(3,145)	(5,344)
Net losses reclassified from accumulated other comprehensive loss	28,943	20,991	49,934
Net current-period other comprehensive gain	26,744	17,846	44,590
Ending balance	$(41,522)	$(94,393)	$(135,915)

	Fiscal Year Ended March 31, 2015
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(32,849)	$(93,307)	$(126,156)
Other comprehensive loss before reclassifications	(76,470)	(9,318)	(85,788)
Net (gains) losses reclassified from accumulated other comprehensive loss	41,053	(9,614)	31,439
Net current-period other comprehensive loss	(35,417)	(18,932)	(54,349)
Ending balance	$(68,266)	$(112,239)	$(180,505)

Net (gains) losses reclassified from accumulated other comprehensive loss were immaterial during fiscal year 2017.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.1% to 0.5% of serviced receivables per annum. Servicing fees recognized during the fiscal years ended March 31, 2017, 2016 and 2015 were not material and are included in interest and other, net within the consolidated statements of operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized.
As of March 31, 2017 and 2016, the accounts receivable balances that were sold under the ABS Programs were removed from the consolidated balance sheets and the net cash proceeds received by the Company during fiscal years ended March 31, 2017, 2016 and 2015 were included as cash provided by operating activities in the consolidated statements of cash flows.
As of March 31, 2017, approximately $1.5 billion of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds of $1.0 billion and deferred purchase price receivables of $506.5 million. As of March 31, 2016, approximately $1.4 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $880.8 million and deferred purchase price receivables of $501.1 million. The portion of the purchase price for the receivables which is not paid by the unaffiliated financial institutions in cash is a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in other current assets as of March 31, 2017 and 2016, and were carried at the expected recovery amount of the related receivables. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a loss on sale of the related receivables and recorded in interest and other, net in the consolidated statements of operations. Refer to note 16 for more details.
For the fiscal years ended March 31, 2017, 2016 and 2015, cash flows from sales of receivables under the ABS Programs consisted of approximately $5.7 billion, $5.2 billion and $4.3 billion, respectively, for transfers of receivables (of which approximately $0.4 billion for both fiscal years 2017 and 2016, and $0.3 billion for fiscal year 2015, represented new transfers and the remainder proceeds from collections reinvested in revolving period transfers).
The following table summarizes the activity in the deferred purchase price receivables account during the fiscal years ended March 31, 2017 and 2016:

	As of March 31,
	2017	2016
	(In thousands)
Beginning balance	$501,097	$600,672
Transfers of receivables	3,254,849	3,475,400
Collections	(3,249,424)	(3,574,975)
Ending balance	$506,522	$501,097

Trade Accounts Receivable Sale Programs
The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected was approximately $225.2 million and $339.4 million as of March 31, 2017 and 2016, respectively. For the years ended March 31, 2017, 2016 and 2015, total accounts receivables sold to certain third party banking

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

institutions was approximately $1.3 billion, $2.3 billion and $4.2 billion, respectively. The receivables that were sold were removed from the consolidated balance sheets and were reflected as cash provided by operating activities in the consolidated statements of cash flows.

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
During fiscal year 2016, the Company accrued $84.3 million of contingent consideration, of which $81.0 million related to the acquisition of NEXTracker on the date of acquisition. The Company reduced the accrual by $19.0 million for a contractual release from the obligation executed subsequent to the acquisition during fiscal year 2016. Upon achievement of targets established in the NEXTracker purchase agreement, the Company paid $40.6 million of the total contingent consideration during fiscal year 2017. This payment is included in other financing activities, net, in the condensed consolidated statements of cash flows.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

obligation, and calculated in accordance with the terms of the merger agreement. Significant decreases in expected revenue during the earn-out period, or significant increases in the discount rate or volatility in isolation would result in lower fair value estimates. The interrelationship between these inputs is not considered significant.
The following table summarizes the activities related to contingent consideration:

	As of March 31,
	2017	2016
	(In thousands)
Beginning balance	$73,423	$4,500
Additions to accrual	—	84,261
Payments and settlements	(44,912)	(19,008)
Fair value adjustments	(6,085)	3,670
Ending balance	$22,426	$73,423
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
There were no transfers between levels in the fair value hierarchy during fiscal years 2017 and 2016.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and 2016:

	Fair Value Measurements as of March 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (Note 2)	$—	$1,066,841	$—	$1,066,841
Deferred purchase price receivable (Note 10)	—	—	506,522	506,522
Foreign exchange forward contracts (Note 8)	—	22,022	—	22,022
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	7,062	52,680	—	59,742
Liabilities:
Foreign exchange forward contracts (Note 8)	$—	$(11,742)	$—	$(11,742)
Contingent consideration in connection with acquisitions	—	—	(22,426)	(22,426)

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurements as of March 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (Note 2)	$—	$1,074,132	$—	$1,074,132
Deferred purchase price receivable (Note 10)	—	—	501,097	501,097
Foreign exchange forward contracts (Note 8)	—	22,648	—	22,648
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	9,228	40,556	—	49,784
Liabilities:
Foreign exchange forward contracts (Note 8)	$—	$(21,091)	$—	$(21,091)
Contingent consideration in connection with acquisitions	—	—	(73,423)	(73,423)

Other financial instruments
The following table presents the Company's liabilities not carried at fair value as of March 31, 2017 and 2016:

	As of March 31, 2017		As of March 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)		(In thousands)
Term Loan, including current portion, due in installments through March 2019	$502,500	$503,756	$547,500	$542,709	Level 1
4.625% Notes due February 2020	500,000	526,255	500,000	524,735	Level 1
Term Loan, including current portion, due in installments through November 2021	700,000	699,566	577,500	573,533	Level 1
5.000% Notes due February 2023	500,000	534,820	500,000	507,500	Level 1
4.750% Notes due June 2025	595,979	633,114	595,589	604,926	Level 1
Total	$2,798,479	$2,897,511	$2,720,589	$2,753,403

All Term Loans and Notes presented in the table above are valued based on broker trading prices in active markets.
The Company values its outstanding €100 million and €49.4 million (approximately $107.4 million and $53.0 million as of March 31, 2017), 5-year, unsecured, term-loans due January 2, 2022 and September 30, 2020, respectively, based on the current market rate, and as of March 31, 2017, the carrying amounts for each loan approximate fair value.

12. COMMITMENTS AND CONTINGENCIES
Commitments
Capital lease obligations of $19.1 million and $25.0 million, consisting of short-term obligations of $4.7 million and $6.6 million and long term obligations of $14.4 million and $18.4 million are included in current and non-current liabilities on the Company's balance sheets as of March 31, 2017 and 2016, respectively.
As of March 31, 2017 and 2016, the gross carrying amount and associated accumulated depreciation of the Company's property and equipment financed under capital leases, and the related obligations was not material. The Company also leases

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

certain of its facilities and equipment under non-cancelable operating leases. These operating leases expire in various years through 2035 and require the following minimum lease payments:

Fiscal Year Ending March 31,	Operating Lease
(In thousands)
2018	$117,217
2019	92,542
2020	74,895
2021	51,493
2022	43,032
Thereafter	173,969
Total minimum lease payments	$553,148

Total rent expense amounted to $124.7 million, $124.2 million and $133.1 million in fiscal years 2017, 2016 and 2015, respectively.
Litigation and other legal matters
As discussed in note 2, on April 21, 2016, SunEdison, Inc. filed for protection under Chapter 11 of the U.S. Bankruptcy Code, no preference claims have been asserted against the Company and consideration has been given to the related contingencies based on the facts currently known to the Company. The Company is unable to reasonably estimate a loss or any range of possible loss. Further, the Company believes that it continues to have a number of affirmative and direct defenses to any potential claims for recovery and intends to vigorously defend any such claim, if asserted. An unfavorable resolution of this matter could be material to the Company’s results of operations, financial condition, or cash flows.
One of the Company's Brazilian subsidiaries has received related assessments for certain sales and import taxes. The first two tax assessments were received in fiscal year 2014 and fiscal year 2016 relating to calendar year 2010 for an alleged total amount of 109 million Brazilian reals (approximately USD $35 million based on the exchange rate as of March 31, 2017). These two assessments are in various stages of the review process at the administrative level. During the third quarter of fiscal year 2017, the same Brazilian subsidiary received a third assessment related to calendar year 2011 taxes of an additional 181 million Brazilian reals (approximately USD $58 million based on the exchange rate as of March 31, 2017). The Company plans to continue to vigorously oppose all of these assessments, as well as any future assessments. The Company believes there is no legal basis for the alleged liabilities; however, due to the complexities and uncertainty surrounding the administrative review and judicial processes in Brazil and the nature of the claims, an adverse determination is reasonably possible. Due to the same considerations, it is not possible to estimate a loss or range of loss for these assessments or any future assessments that are reasonably possible. The Company does not expect final judicial determination on any of these claims for several years.
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
In addition, from time to time, the Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Although the outcome of these matters is currently not determinable, management expects that any losses that are probable or reasonably possible of being incurred as a result of these matters, which are in excess of amounts already accrued in the Company’s consolidated balance sheets, would not be material to the financial statements as a whole.

13. INCOME TAXES
The domestic (Singapore) and foreign components of income before income taxes were comprised of the following:

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year Ended March 31,
	2017	2016	2015
	(In thousands)
Domestic	$435,709	$199,283	$67,482
Foreign	(64,861)	255,392	603,173
Total	$370,848	$454,675	$670,655

The provision for income taxes consisted of the following:

	Fiscal Year Ended March 31,
	2017	2016	2015
	(In thousands)
Current:
Domestic	$1,037	$56	$87
Foreign	71,773	74,706	129,863
	72,810	74,762	129,950
Deferred:
Domestic	350	3,779	(4,734)
Foreign	(21,876)	(67,947)	(55,362)
	(21,526)	(64,168)	(60,096)
Provision for income taxes	$51,284	$10,594	$69,854

The domestic statutory income tax rate was approximately 17.0% in fiscal years 2017, 2016 and 2015. The reconciliation of the income tax expense expected based on domestic statutory income tax rates to the expense for income taxes included in the consolidated statements of operations is as follows:

	Fiscal Year Ended March 31,
	2017	2016	2015
	(In thousands)
Income taxes based on domestic statutory rates	$63,044	$77,295	$114,011
Effect of tax rate differential	(85,132)	(62,072)	(75,699)
Change in liability for uncertain tax positions	684	(13,724)	29,729
Change in valuation allowance	78,728	1,049	2,495
Other	(6,040)	8,046	(682)
Provision for income taxes	$51,284	$10,594	$69,854

A number of countries in which the Company is located allow for tax holidays or provide other tax incentives to attract and retain business. In general, these holidays were secured based on the nature, size and location of the Company’s operations. The aggregate dollar effect on the Company’s income resulting from tax holidays and tax incentives to attract and retain business for the fiscal years ended March 31, 2017, 2016 and 2015 was $15.5 million, $6.6 million and $9.8 million, respectively. For fiscal year ended March 31, 2017, the effect on basic and diluted earnings per share was $0.03 and $0.03, respectively, and the effect on basic and diluted earnings per share were $0.01 and $0.01 during fiscal year 2016, and $0.02 and $0.02 during fiscal year 2015, respectively. Unless extended or otherwise renegotiated, the Company's existing holidays will expire in the fiscal year ending March 31, 2018 through fiscal year 2022.
For fiscal years ended March 31, 2017, 2016 and 2015, the Company released valuation allowances totaling $39.6 million, $63.3 million and $55.0 million, respectively. For the fiscal year ended March 31, 2017, these valuation allowance

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

releases were primarily related to our operations in Austria, China, Ireland and Canada that were deemed to be more likely than not to realize the respective deferred tax assets due to sustained profitability during the prior three fiscal years as well as continued forecasted profitability of those subsidiaries. However, these valuation allowance eliminations were offset by other current period valuation allowance movements primarily related to current period valuation allowance additions due to increased deferred tax assets related to current period losses in legal entities with existing full valuation allowance positions. In addition, due to increased negative evidence during the fiscal year ended March 31, 2017, the Company added a valuation allowance of $14.4 million for a Chinese subsidiary which did not previously have a valuation allowance recorded. For fiscal years ended March 31, 2017, 2016 and 2015, the offsetting amounts totaled $103.9 million, $64.3 million and $57.5 million, respectively.
Under its territorial tax system, Singapore generally does not tax foreign sourced income until repatriated to Singapore. The Company has included the effects of Singapore's territorial tax system in the rate differential line above. The tax effect of foreign income not repatriated to Singapore for the fiscal years 2017, 2016 and 2015 were $67.9 million, $36.6 million and $0.0 million, respectively.
The components of deferred income taxes are as follows:

	As of March 31,
	2017	2016
	(In thousands)
Deferred tax liabilities:
Fixed assets	$(40,324)	$(74,316)
Intangible assets	(76,432)	(88,760)
Others	(20,702)	(29,472)
Total deferred tax liabilities	(137,458)	(192,548)
Deferred tax assets:
Fixed assets	57,869	65,004
Intangible assets	3,153	3,795
Deferred compensation	19,335	15,892
Inventory valuation	8,489	10,124
Provision for doubtful accounts	2,911	1,300
Net operating loss and other carryforwards	2,369,405	2,332,894
Others	266,367	271,272
	2,727,529	2,700,281
Valuation allowances	(2,442,105)	(2,385,489)
Net deferred tax assets	285,424	314,792
Net deferred tax asset	$147,966	$122,244
The net deferred tax asset is classified as follows:
Current asset (classified as other current assets)	$—	$—
Long-term asset	223,285	222,772
Long-term liability	(75,319)	(100,528)
Total	$147,966	$122,244

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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

these benefits. The change in valuation allowance is net of certain increases and decreases to prior year losses and other carryforwards that have no current impact on the tax provision.
The Company has recorded deferred tax assets of approximately $2.4 billion related to tax losses and other carryforwards against which the Company has recorded a valuation allowance for all but $128.5 million of the deferred tax assets. These tax losses and other carryforwards will expire at various dates as follows:

Expiration dates of deferred tax assets related to operating losses and other carryforwards
(In thousands)
2018 - 2023	$682,705
2024 - 2029	925,092
2030 and post	378,047
Indefinite	404,763
$2,390,607
The amount of deferred tax assets considered realizable, however, could be reduced or increased in the near-term if facts, including the amount of taxable income or the mix of taxable income between subsidiaries, differ from management’s estimates.
The Company does not provide for income taxes on approximately $1.2 billion of undistributed earnings of its subsidiaries which are considered to be indefinitely reinvested outside of Singapore as management has plans for the use of such earnings to fund certain activities outside of Singapore. Determination of the amount of the unrecognized deferred tax liability on these undistributed earnings is not practicable. As of March 31, 2017, we have provided for applicable foreign withholding taxes on $70.6 million of undistributed foreign earnings related to certain Chinese subsidiaries whose earnings are not intended to be permanently reinvested, and recorded an associate deferred tax liability of approximately $7.1 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended March 31,
	2017	2016
	(In thousands)
Balance, beginning of fiscal year	$212,326	$222,373
Additions based on tax position related to the current year	29,007	21,273
Additions for tax positions of prior years	9,728	20,453
Reductions for tax positions of prior years	(22,065)	(9,578)
Reductions related to lapse of applicable statute of limitations	(13,390)	(22,312)
Settlements	(3,684)	(12,797)
Impact from foreign exchange rates fluctuation	(8,599)	(7,086)
Balance, end of fiscal year	$203,323	$212,326
The Company’s unrecognized tax benefits are subject to change over the next twelve months primarily as a result of the expiration of certain statutes of limitations and as audits are settled. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by an estimated range of an additional $9 million to $12 million within the next twelve months primarily due to potential settlements of various audits and the expiration of certain statutes of limitations.
The Company and its subsidiaries file federal, state, and local income tax returns in multiple jurisdictions around world. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2007.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Of the $203.3 million of unrecognized tax benefits at March 31, 2017, $185.4 million will affect the annual effective tax rate ("ETR") if the benefits are eventually recognized. The amount that doesn’t impact the ETR relates to positions that would be settled with a tax loss carryforward previously subject to a valuation allowance.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits within the Company's tax expense. During the fiscal years ended March 31, 2017, 2016 and 2015, the Company recognized interest and penalties of approximately ($1.6) million and ($2.4) million and $2.5 million, respectively. The Company had approximately $12.9 million, $14.6 million and $17.0 million accrued for the payment of interest and penalties as of the fiscal years ended March 31, 2017, 2016 and 2015, respectively.

14. RESTRUCTURING CHARGES
During fiscal year 2017, the Company initiated a restructuring plan to accelerate its ability to support more Sketch-to-Scaletm efforts across the Company and reposition away from historical legacy programs and structures through rationalizing its current footprint at existing sites and at corporate SG&A functions. There were no material restructuring activities during fiscal years 2016 and 2015. Restructuring charges are recorded based upon employee termination dates, site closure and consolidation plans generally in conjunction with an overall corporate initiative to drive cost reduction and realign the Company's global footprint.
During the fiscal year ended March 31, 2017, the Company recognized restructuring charges of approximately $49.4 million primarily for employee termination costs under the above plan. Of these total charges, approximately $38.8 million was recognized in cost of sales. Employee severance costs were associated with the terminations of 4,311 identified employees. The identified employee terminations by reportable geographic region amounted to approximately 2,229, 1,988 and 94 for Asia, the Americas and Europe, respectively. All fiscal year 2017 restructuring activities were completed as of March 31, 2017.
The components of the restructuring charges by geographic region incurred in fiscal year 2017 are as follows:

	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In thousands)
Americas:
Severance	$10,822	$6,263	$7,623	$24,708
Contractual obligations	—	489	3,353	3,842
Total	10,822	6,752	10,976	28,550
Asia:
Severance	263	9,701	5,110	15,074
Contractual obligations	—	—	—	—
Total	263	9,701	5,110	15,074
Europe:
Severance	454	968	1,049	2,471
Contractual obligations	—	—	3,300	3,300
Total	454	968	4,349	5,771
Total
Severance	11,539	16,932	13,782	42,253
Contractual obligations	—	489	6,653	7,142
Total restructuring charges	$11,539	$17,421	$20,435	$49,395

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Of the $49.4 million total restructuring charges incurred in fiscal year 2017, $15.2 million was associated with CEC, $8.1 million was associated with CTG, $5.4 million was associated with IEI, $16.1 million was associated with HRS, and the remaining $4.6 million was associated with general corporate activities. Restructuring charges are not included in segment income, as disclosed further in note 19.
The following table summarizes the provisions, respective payments, and remaining accrued balance as of March 31, 2017 for charges incurred in fiscal years 2017, 2016 and 2015 and prior periods:

	Severance	Other Exit Costs	Total

Balance as of March 31, 2014	$36,493	$5,903	$42,396
Cash payments for charges incurred in fiscal year 2014 and prior	(23,130)	(4,209)	(27,339)
Balance as of March 31, 2015	13,363	1,694	15,057
Cash payments for charges incurred in fiscal year 2014 and prior	(1,458)	(359)	(1,817)
Balance as of March 31, 2016	11,905	1,335	13,240
Provision for charges incurred in fiscal year 2017	42,253	7,142	49,395
Cash payments for charges incurred in fiscal year 2017	(25,894)	—	(25,894)
Cash payments for charges incurred in fiscal year 2014 and prior	(11,905)	(1,335)	(13,240)
Balance as of March 31, 2017	16,359	7,142	23,501
Less: Current portion (classified as other current liabilities)	16,359	7,142	23,501
Accrued restructuring costs, net of current portion (classified as other liabilities)	$—	$—	$—

15. OTHER CHARGES (INCOME), NET
The fiscal year ended March 31, 2017 includes a $7.4 million loss attributable to a non-strategic facility sold during the second quarter of fiscal year 2017. No other components of other charges and income, net incurred during fiscal year 2017 were material.
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

16. INTEREST AND OTHER, NET
For the fiscal years ended March 31, 2017, 2016 and 2015, the Company recognized interest income of $12.1 million, $12.3 million and $18.7 million.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended March 31, 2017, 2016 and 2015, the Company recognized interest expense of $108.0 million, $98.0 million and $76.4 million, respectively, on its debt obligations outstanding during the period.
For the fiscal years ended March 31, 2017, 2016 and 2015, the Company recognized gains on foreign exchange transactions of $16.5 million, $24.4 million and $19.7 million, respectively.
For the fiscal years ended March 31, 2017, 2016 and 2015, the Company recognized $15.3 million, $11.0 million and $9.9 million of expense related to its ABS and AR Sales Programs.

17. BUSINESS AND ASSET ACQUISITIONS & DIVESTITURES
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
Fiscal year 2017 business acquisitions and divestitures
Acquisitions
During the fiscal year ended March 31, 2017, the Company completed four acquisitions that were not individually, nor in the aggregate, significant to the consolidated financial position, results of operations and cash flows of the Company. Most notable is the Company’s acquisition of two manufacturing and development facilities from Bose Corporation (“Bose”), a global leader in audio systems. The acquisition expanded the Company’s capabilities in the audio market and is included in the CTG segment. The other acquired businesses strengthen the Company's capabilities in the communications market and energy market within the CEC and IEI segment, respectively. At the acquisition dates, the Company paid a total of $189.1 million, net of cash acquired, of which $161.7 million, net of $18.0 million of cash acquired is related to the Bose acquisition which is included in cash from investing activities in the consolidated statements of cash flows. The Company acquired primarily $73.1 million of inventory, $60.8 million of property and equipment, and recorded goodwill of $63.8 million and intangible assets of $47.4 million substantially related to Bose. The intangibles will amortize over a weighted-average estimated useful life of 6.5 years. In connection with these acquisitions, the Company assumed $63.3 million in other liabilities including additional consideration of $28.0 million which was paid in the fourth quarter of fiscal year 2017 and included in other financing activities in the consolidated statements of cash flows. Further, the equity incentive plan of one of the acquirees was assumed as part of the acquisition.
The results of operations for each of the acquisitions completed in fiscal year 2017, including the Bose acquisition, were included in the Company’s consolidated financial results beginning on the date of each acquisition, and the total amount of net income and revenue of the acquisitions, collectively, were immaterial to the Company's consolidated financial results for the fiscal year ended March 31, 2017. Pro-forma results of operations for the acquisitions completed in fiscal year 2017 have not been presented because the effects, individually and in the aggregate, were not material to the Company’s consolidated financial results for all periods presented.
In April 2017, the Company completed the acquisition of AGM Automotive for approximately $220 million, which expanded its capabilities in the automotive market, and is included within the HRS segment. The initial purchase price allocation for this acquisition is not yet complete.
Divestitures
During the fiscal year ended March 31, 2017, the Company disposed of two non-strategic businesses within the HRS and IEI segments. The Company received $30.7 million of proceeds, net of an immaterial amount of cash held in one of the divested businesses. The property and equipment and various other assets sold, and liabilities transferred were not material to the Company's consolidated financial results. The loss on disposition was not material to the Company’s consolidated financial results, and is included in other charges, net in the condensed consolidated statements of operations for the fiscal year.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal year 2016 business acquisitions
Acquisition of Mirror Controls International
In June 2015, the Company completed its acquisition of 100% of the outstanding share capital of MCi, and paid approximately $555.2 million, net of $27.7 million of cash acquired. This acquisition expanded the Company's capabilities in the automotive market, and was included in the HRS segment. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill.
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
Acquisition of a facility from Alcatel-Lucent
In July 2015, the Company acquired an optical transport facility from Alcatel-Lucent for approximately $67.5 million, which expanded its capabilities in the telecom market and was included in the CEC segment. The Company acquired primarily $55.1 million of inventory, $10.0 million of property and equipment primarily comprised of a building and land, and recorded goodwill and intangible assets for a customer relationship of $3.6 million and $2.1 million, respectively, and assumed $3.3 million in other net liabilities in connection with this acquisition. The customer relationship intangible will amortize over a weighted-average estimated useful life of 5 years.
Acquisition of Nextracker
In September 2015, the Company acquired 100% of the outstanding share capital of NEXTracker, a provider of smart solar tracking solutions. The initial cash consideration was approximately $240.8 million, net of $13.2 million of cash acquired,

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with an additional $81.0 million of estimated potential contingent consideration, for a total purchase consideration of $321.8 million. At the date of the acquisition, the maximum possible consideration under the agreement was $97.2 million upon achievement of future revenue performance targets. The Company also acquired NEXTracker’s equity incentive plan. The financial results of NEXTracker were included in the IEI segment. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill.
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
On a pro-forma basis, and assuming the fiscal year 2016 acquisitions occurred on the first day of the prior period, or April 1, 2014, the Company's net income would have been estimated to be $410.1 million and $586.4 million for the fiscal years

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2016 and 2015, respectively. The estimated pro-forma net income for both years does not include the $43.0 million tax benefit for the release of the valuation allowance on deferred tax assets primarily relating to the NEXTracker acquisition, recognized in fiscal year 2016, to promote comparability. Pro-forma revenue for the acquisitions in fiscal years 2016 and 2015 have not been presented because the effect, collectively, was not material to the Company’s consolidated revenues for fiscal years 2016 and 2015.
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

18. SHARE REPURCHASE PLAN
During fiscal year 2017, the Company repurchased approximately 25.1 million shares for an aggregate purchase value of approximately $345.8 million under two separate repurchase plans as further discussed below.
During the first and second quarters of fiscal year 2017, the Company repurchased the entire remaining amount under a share repurchase plan that was approved by the Company's Board of Directors on August 20, 2015 and the Company's shareholders at the 2015 Extraordinary General Meeting. The Company repurchased approximately 10.4 million shares for an aggregate purchase value of approximately $131.1 million, and retired all of these shares.
Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $500 million in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Annual General Meeting held on August 24, 2016. During fiscal year 2017, the Company repurchased approximately 14.7 million shares for an aggregate purchase value of approximately $214.7 million under this plan, and retired all of these shares. As of March 31, 2017, shares in the aggregate amount of $285.3 million were available to be repurchased under the current plan.

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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

customer base, delivery channels and similar economic characteristics. Refer to note 1 to the financial statements for a description of the various product categories manufactured under each of these segments.
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, restructuring charges and other, distressed customer charges, other charges (income), net and interest and other, net.
Selected financial information by segment is as follows:

	Fiscal Year Ended March 31,
	2017	2016	2015
	(In thousands)
Net sales:
Communications & Enterprise Compute	$8,383,420	$8,841,642	$9,191,211
Consumer Technologies Group	6,362,338	6,997,526	8,940,043
Industrial & Emerging Industries	4,967,738	4,680,718	4,459,351
High Reliability Solutions	4,149,438	3,898,999	3,557,311
	$23,862,934	$24,418,885	$26,147,916
Segment income and reconciliation of income before tax:
Communications & Enterprise Compute	$229,332	$265,076	$257,323
Consumer Technologies Group	179,910	163,677	218,251
Industrial & Emerging Industries	179,749	157,588	131,956
High Reliability Solutions	334,108	294,635	227,595
Corporate and Other	(107,850)	(89,219)	(83,988)
Total income	815,249	791,757	751,137
Reconciling items:
Intangible amortization	81,396	65,965	32,035
Stock-based compensation	82,266	77,580	50,270
SunEdison bankruptcy related (Note 2)	92,915	61,006	—
Restructuring and other (1)	67,099	—	—
Other charges (income), net	21,193	47,738	(53,233)
Interest and other, net	99,532	84,793	51,410
Income before income taxes	$370,848	$454,675	$670,655
Corporate and other primarily includes corporate services costs that are not included in the CODM's assessment of the performance of each of the identified reporting segments.

(1)
During the fiscal year ended March 31, 2017, the Company initiated a restructuring plan to accelerate its ability to support more Sketch-to-Scaletm efforts across the Company and reposition away from historical legacy programs and structures through rationalizing its current footprint at existing sites and at corporate SG&A functions. This charge is primarily for employee terminations costs, as described in note 14, as well as other asset impairments, and is split between cost of sales and selling, general and administration expenses on the Company's consolidated statement of operations. This charge is excluded from the measurement of the Company's operating segment's performance.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and equipment on a segment basis is not disclosed as it is not separately identified and is not internally reported by segment to the Company's CODM. During fiscal year 2017, 2016 and 2015, depreciation expense included in the segment's measure of operating performance above is as follows:

	Fiscal Year Ended March 31,
	2017	2016	2015
	(In thousands)
Depreciation expense
Communications & Enterprise Compute	$133,057	$117,710	$130,311
Consumer Technologies Group	110,379	123,139	203,808
Industrial & Emerging Industries	70,814	72,415	64,541
High Reliability Solutions	88,604	80,935	62,831
Corporate and Other	29,384	31,530	35,334
Total depreciation expense	$432,238	$425,729	$496,825
Geographic information is as follows:

	Fiscal Year Ended March 31,
	2017		2016		2015
	(In thousands)
Net sales:
Asia	$10,962,075	46%	$11,788,992	48%	$12,953,004	50%
Americas	8,582,849	36%	8,347,514	34%	8,897,868	34%
Europe	4,318,010	18%	4,282,379	18%	4,297,044	16%
	$23,862,934		$24,418,885		$26,147,916
Revenues are attributable to the country in which the product is manufactured or service is provided.
During fiscal years 2017, 2016 and 2015, net sales generated from Singapore, the principal country of domicile, were approximately $595.3 million, $519.1 million and $553.4 million, respectively.
During fiscal year 2017, China, Mexico, the United States and Malaysia accounted for approximately 30%, 17%, 11% and 10% of consolidated net sales, respectively. No other country accounted for more than 10% of net sales in fiscal year 2017.
During fiscal year 2016, China, Mexico, and the United States accounted for approximately 35%, 15%, and 11% of consolidated net sales, respectively. No other country accounted for more than 10% of net sales in fiscal year 2016.
During fiscal year 2015, China, Mexico, and the United States accounted for approximately 37%, 13% and 11% of consolidated net sales, respectively. No other country accounted for more than 10% of net sales in fiscal year 2015.

	As of March 31,
	2017		2016
	(In thousands)
Property and equipment, net:
Asia	$960,290	41%	$1,013,317	45%
Americas	939,888	41%	886,305	39%
Europe	416,848	18%	358,011	16%
	$2,317,026		$2,257,633

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2017 and 2016, property and equipment, net held in Singapore were approximately $13.2 million and $13.4 million, respectively.
As of March 31, 2017, China, Mexico and the United States accounted for approximately 31%, 23% and 13%, respectively, of property and equipment, net. No other country accounted for more than 10% of property and equipment, net as of March 31, 2017.
As of March 31, 2016, China, Mexico and the United States accounted for approximately 35%, 19% and 15%, respectively, of property and equipment, net. No other country accounted for more than 10% of property and equipment, net as of March 31, 2016.

20. SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR CONSOLIDATED FINANCIAL STATEMENTS
Flex Ltd. ("Parent") has three tranches of Notes of $500 million, $500 million and $600 million, respectively, each outstanding, which mature on February 15, 2020, February 15, 2023 and June 15, 2025, respectively. These notes are senior unsecured obligations, and are guaranteed, fully and unconditionally, jointly and severally, on an unsecured basis, by certain of the Company's 100% owned subsidiaries (the "guarantor subsidiaries"). These subsidiary guarantees will terminate upon 1) a sale or other disposition of the guarantor or the sale or disposition of all or substantially all the assets of the guarantor (other than to the Parent or a subsidiary); 2) such guarantor ceasing to be a guarantor or a borrower under the Company’s Term Loan Agreement and the Revolving Line of Credit; 3) defeasance or discharge of the Notes, as provided in the Notes indenture; or 4) if at any time the Notes are rated investment grade, provided that each rating agency confirms that the Notes will continue to be rated investment grade after the Note Guaranties are terminated.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheets as of March 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$561,555	$169,083	$1,100,037	$—	$1,830,675
Accounts receivable	—	875,842	1,316,862	—	2,192,704
Inventories	—	1,523,578	1,872,884	—	3,396,462
Inter company receivable	10,951,993	7,527,058	14,575,412	(33,054,463)	—
Other current assets	683	181,602	785,650	—	967,935
Total current assets	11,514,231	10,277,163	19,650,845	(33,054,463)	8,387,776
Property and equipment, net	—	601,918	1,715,108	—	2,317,026
Goodwill and other intangible assets, net	1,214	119,255	1,226,579	—	1,347,048
Other assets	2,218,599	228,343	2,041,373	(3,946,802)	541,513
Investment in subsidiaries	3,071,296	3,543,990	16,029,346	(22,644,632)	—
Total assets	$16,805,340	$14,770,669	$40,663,251	$(59,645,897)	$12,593,363
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$56,177	$977	$4,380	$—	$61,534
Accounts payable	—	1,758,660	2,726,248	—	4,484,908
Accrued payroll	—	101,206	243,039	—	344,245
Inter company payable	11,282,477	9,882,088	11,889,898	(33,054,463)	—
Other current liabilities	23,851	776,280	813,809	—	1,613,940
Total current liabilities	11,362,505	12,519,211	15,677,374	(33,054,463)	6,504,627
Long term liabilities	2,798,302	2,156,994	2,401,966	(3,946,802)	3,410,460
Flex Ltd. shareholders' equity	2,644,533	94,464	22,550,168	(22,644,632)	2,644,533
Noncontrolling interests	—	—	33,743	—	33,743
Total shareholders' equity	2,644,533	94,464	22,583,911	(22,644,632)	2,678,276
Total liabilities and shareholders' equity	$16,805,340	$14,770,669	$40,663,251	$(59,645,897)	$12,593,363

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Balance Sheets as of March 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$734,869	$148,201	$724,500	$—	$1,607,570
Accounts receivable	—	729,331	1,315,426	—	2,044,757
Inventories	—	1,482,410	2,009,246	—	3,491,656
Inter company receivable	9,105,728	5,568,392	12,404,722	(27,078,842)	—
Other current assets	2,951	180,842	987,350	—	1,171,143
Total current assets	9,843,548	8,109,176	17,441,244	(27,078,842)	8,315,126
Property and equipment, net	—	553,072	1,704,561	—	2,257,633
Goodwill and other intangible assets, net	175	60,895	1,284,750	—	1,345,820
Other assets	2,249,145	267,034	2,004,437	(4,054,214)	466,402
Investment in subsidiaries	2,815,426	2,987,909	18,175,348	(23,978,683)	—
Total assets	$14,908,294	$11,978,086	$40,610,340	$(55,111,739)	$12,384,981
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$58,836	$946	$5,384	$—	$65,166
Accounts payable	—	1,401,835	2,846,457	—	4,248,292
Accrued payroll	—	114,509	239,038	—	353,547
Inter company payable	9,562,405	7,999,335	9,517,102	(27,078,842)	—
Other current liabilities	33,008	869,470	1,002,722	—	1,905,200
Total current liabilities	9,654,249	10,386,095	13,610,703	(27,078,842)	6,572,205
Long term liabilities	2,683,173	2,063,988	2,514,299	(4,054,214)	3,207,246
Flex Ltd. shareholders' equity	2,570,872	(471,997)	24,450,680	(23,978,683)	2,570,872
Noncontrolling interests	—	—	34,658	—	34,658
Total shareholders' equity	2,570,872	(471,997)	24,485,338	(23,978,683)	2,605,530
Total liabilities and shareholders' equity	$14,908,294	$11,978,086	$40,610,340	$(55,111,739)	$12,384,981

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Operations for Fiscal Year Ended March 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$15,909,037	$17,841,003	$(9,887,106)	$23,862,934
Cost of sales	—	14,375,249	17,815,088	(9,887,106)	22,303,231
Restructuring charges	—	16,908	21,850	—	38,758
Gross profit	—	1,516,880	4,065	—	1,520,945
Selling, general and administrative expenses	—	282,821	654,518	—	937,339
Intangible amortization	175	5,967	75,254	—	81,396
Restructuring charges	—	8,716	1,921	—	10,637
Interest and other, net	(195,848)	1,102,341	(785,768)	—	120,725
Income before income taxes	195,673	117,035	58,140	—	370,848
Provision for income taxes	11	23,629	27,644	—	51,284
Equity in earnings in subsidiaries	123,902	(244,696)	233,325	(112,531)	—
Net income (loss)	$319,564	$(151,290)	$263,821	$(112,531)	$319,564

Condensed Consolidating Statements of Operations for Fiscal Year Ended March 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$16,841,405	$19,286,221	$(11,708,741)	$24,418,885
Cost of sales	—	15,278,265	19,241,300	(11,708,741)	22,810,824
Gross profit	—	1,563,140	44,921	—	1,608,061
Selling, general and administrative expenses	—	330,194	624,696	—	954,890
Intangible amortization	300	3,598	62,067	—	65,965
Interest and other, net	(191,859)	1,016,302	(691,912)	—	132,531
Income before income taxes	191,559	213,046	50,070	—	454,675
Provision for income taxes	26	(41,584)	52,152	—	10,594
Equity in earnings in subsidiaries	252,548	(173,846)	397,831	(476,533)	—
Net income	$444,081	$80,784	$395,749	$(476,533)	$444,081

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Operations for Fiscal Year Ended March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net sales	$—	$19,016,750	$19,543,163	$(12,411,997)	$26,147,916
Cost of sales	—	17,502,863	19,511,710	(12,411,997)	24,602,576
Gross profit	—	1,513,887	31,453	—	1,545,340
Selling, general and administrative expenses	—	258,212	586,261	—	844,473
Intangible amortization	300	3,808	27,927	—	32,035
Interest and other, net	10,086	901,059	(912,968)	—	(1,823)
Income (loss) before income taxes	(10,386)	350,808	330,233	—	670,655
Provision for income taxes	—	14,143	55,711	—	69,854
Equity in earnings in subsidiaries	611,187	564,105	471,575	(1,646,867)	—
Net income	$600,801	$900,770	$746,097	$(1,646,867)	$600,801

Condensed Consolidating Statements of Comprehensive Income for Fiscal Year Ended March 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income (loss)	$319,564	$(151,290)	$263,821	$(112,531)	$319,564
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(1,324)	103,335	44,421	(147,756)	(1,324)
Unrealized loss on derivative instruments and other, net of zero tax	9,096	4,819	9,096	(13,915)	9,096
Comprehensive income (loss)	$327,336	$(43,136)	$317,338	$(274,202)	$327,336

Condensed Consolidating Statements of Comprehensive Income for Fiscal Year Ended March 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income	$444,081	$80,784	$395,749	$(476,533)	$444,081
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	17,846	(21,972)	(15,735)	37,707	17,846
Unrealized gain on derivative instruments and other, net of zero tax	26,744	15,188	26,744	(41,932)	26,744
Comprehensive income	$488,671	$74,000	$406,758	$(480,758)	$488,671

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Comprehensive Income for Fiscal Year Ended March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net income	$600,801	$900,770	$746,097	$(1,646,867)	$600,801
Other comprehensive loss:
Foreign currency translation adjustments, net of zero tax	(18,932)	177,046	221,418	(398,464)	(18,932)
Unrealized loss on derivative instruments and other, net of zero tax	(35,417)	(33,769)	(35,417)	69,186	(35,417)
Comprehensive income	$546,452	$1,044,047	$932,098	$(1,976,145)	$546,452

Condensed Consolidating Statements of Cash Flows for Fiscal Year Ended March 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$144,580	$47,905	$957,424	$—	$1,149,909
Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(182,132)	(307,388)	15	(489,505)
Acquisition of businesses, net of cash acquired	—	(69,998)	(119,086)	—	(189,084)
Proceeds from divestitures of business, net of cash held in divested business	—	30,655	6,076	—	36,731
Investing cash flows from (to) affiliates	(1,142,988)	(3,440,099)	159,426	4,423,661	—
Other investing activities, net	(61,212)	(12,429)	13,312	—	(60,329)
Net cash used in investing activities	(1,204,200)	(3,674,003)	(247,660)	4,423,676	(702,187)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	204,879	107,502	360	—	312,741
Repayments of bank borrowings and long-term debt and capital lease obligations	(128,967)	(6,695)	(6,068)	—	(141,730)
Payments for repurchases of ordinary shares	(349,532)	—	—	—	(349,532)
Proceeds from exercise of stock options	12,438	—	—	—	12,438
Financing cash flows from (to) affiliates	1,164,543	3,606,993	(347,860)	(4,423,676)	—
Other financing activities, net	30,000	(51,902)	(54,122)	—	(76,024)
Net cash provided by financing activities	933,361	3,655,898	(407,690)	(4,423,676)	(242,107)
Effect of exchange rates on cash and cash equivalents	(47,055)	(8,918)	73,463	—	17,490
Net increase (decrease) in cash and cash equivalents	(173,314)	20,882	375,537	—	223,105
Cash and cash equivalents, beginning of period	734,869	148,201	724,500	—	1,607,570
Cash and cash equivalents, end of period	$561,555	$169,083	$1,100,037	$—	$1,830,675

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Cash Flows for Fiscal Year Ended March 31, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$162,275	$426,639	$547,531	$—	$1,136,445
Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(151,383)	(345,584)	9	(496,958)
Acquisition of businesses, net of cash acquired	—	(809,272)	(107,255)	—	(916,527)
Proceeds from divestitures of business, net of cash held in divested business	—	—	5,740	—	5,740
Investing cash flows to affiliates	(1,596,210)	(1,587,365)	(1,509,352)	4,692,927	—
Other investing activities, net	(500)	(31,011)	42,880	—	11,369
Net cash used in investing activities	(1,596,710)	(2,579,031)	(1,913,571)	4,692,936	(1,396,376)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	824,618	—	60,084	—	884,702
Repayments of bank borrowings and long-term debt and capital lease obligations	(179,920)	(3,059)	(7,242)	—	(190,221)
Payments for repurchases of ordinary shares	(420,317)	—	—	—	(420,317)
Proceeds from exercise of stock options	61,278	—	—	—	61,278
Financing cash flows from affiliates	1,240,145	2,143,568	1,309,223	(4,692,936)	—
Other financing activities, net	—	(8,800)	(77,000)	—	(85,800)
Net cash provided by financing activities	1,525,804	2,131,709	1,285,065	(4,692,936)	249,642
Effect of exchange rates on cash and cash equivalents	34,529	612	(45,690)	—	(10,549)
Net increase (decrease) in cash and cash equivalents	125,898	(20,071)	(126,665)	—	(20,838)
Cash and cash equivalents, beginning of period	608,971	168,272	851,165	—	1,628,408
Cash and cash equivalents, end of period	$734,869	$148,201	$724,500	$—	$1,607,570

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statements of Cash Flows for Fiscal Year Ended March 31, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$(73,356)	$75,775	$791,615	$—	$794,034
Cash flows from investing activities:
Purchases of property and equipment, net of proceeds from disposal	—	(85,876)	(153,833)	(15)	(239,724)
Acquisition and divestiture of businesses, net of cash acquired and cash held in divested business	—	(20,589)	(46,265)	—	(66,854)
Investing cash flows from (to) affiliates	(1,703,983)	(1,900,810)	796,493	2,808,300	—
Other investing activities, net	(1,500)	(13,821)	79,683	—	64,362
Net cash provided by (used in) investing activities	(1,705,483)	(2,021,096)	676,078	2,808,285	(242,216)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	303,000	4,737	11,805	—	319,542
Repayments of bank borrowings and long-term debt and capital lease obligations	(335,500)	(3,127)	(5,529)	—	(344,156)
Payments for early repurchase of long-term debt	—	—	—	—	—
Payments for repurchases of ordinary shares	(415,945)	—	—	—	(415,945)
Proceeds from exercise of stock options	23,497	—	11	—	23,508
Financing cash flows from (to) affiliates	2,420,952	1,904,164	(1,516,831)	(2,808,285)	—
Other financing activities, net	—	—	(98,966)	—	(98,966)
Net cash provided by (used in) financing activities	1,996,004	1,905,774	(1,609,510)	(2,808,285)	(516,017)
Effect of exchange rates on cash and cash equivalents	(246,908)	(2,643)	248,430	—	(1,121)
Net increase (decrease) in cash and cash equivalents	(29,743)	(42,190)	106,613	—	34,680
Cash and cash equivalents, beginning of period	638,714	210,462	744,552	—	1,593,728
Cash and cash equivalents, end of period	$608,971	$168,272	$851,165	$—	$1,628,408

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. QUARTERLY FINANCIAL DATA (UNAUDITED)
The Company's third fiscal quarter ends on December 31, which are comprised of 92 days and 97 days for fiscal years 2017 and 2016, respectively. The fourth fiscal quarter and year ends on March 31 of each year, which is comprised of 90 days and 91 days for fiscal years 2017 and 2016, respectively. The first fiscal quarter ended on July 1, 2016, which is comprised of 92 days in the period, and June 26, 2015, which is comprised of 87 days in the period, respectively. The second fiscal quarter ended on September 30, 2016 and September 25, 2015, which are comprised of 91 days in both periods, respectively.
The following table contains unaudited quarterly financial data for fiscal years 2017 and 2016.

	Fiscal Year Ended March 31, 2017				Fiscal Year Ended March 31, 2016
	First	Second	Third	Fourth	First	Second	Third	Fourth

Net sales	$5,876,813	$6,008,525	$6,114,999	$5,862,597	$5,566,248	$6,316,762	$6,763,177	$5,772,698
Gross profit (1)	405,995	313,691	416,455	384,804	352,341	396,916	452,467	406,337
Net income (loss) (2)	105,729	(2,508)	129,469	86,874	110,850	122,977	148,910	61,344
Earnings per share (3):
Net income:
Basic	$0.19	$0.00	$0.24	$0.16	$0.20	$0.22	$0.27	$0.11
Diluted	$0.19	$0.00	$0.24	$0.16	$0.19	$0.22	$0.27	$0.11
_______________________________________________________________________________

(1)	Gross profit for the second quarter of fiscal year 2017 was affected by $92.9 million of SunEdison bankruptcy related charges, as further described in Note 2.

(2)
Net income for the second quarter of fiscal year 2017 was affected by $92.9 million of SunEdison bankruptcy related charges, as further described in Note 2. Net income for the fourth quarter of fiscal year 2016 was affected by $61.0 million of bad debt reserve charges, also related to the SunEdison bankruptcy.

(3)	Earnings per share are computed independently for each quarter presented; therefore, the sum of the quarterly earnings per share may not equal the total earnings per share amounts for the fiscal year.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2017. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a- 15(f) under the Securities Exchange Act of 1934, as amended. As of March 31, 2017, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial

Officer, an evaluation was conducted of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2017.
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
Management's annual assessment of the effectiveness of our internal control over financial reporting as of March 31, 2017 excluded the internal control over financial reporting of three of our acquisitions that were completed during the year ended March 31, 2017, which constitute, in the aggregate, 1% of total assets and 2% of net sales of the consolidated financial statements amount as of, and for the fiscal year ended March 31, 2017.

(c)	Attestation Report of the Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of March 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading "Report of Independent Registered Public Accounting Firm."

(d)	Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal controls over financial reporting that occurred during the fourth quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Flex Ltd.
Singapore
We have audited the internal control over financial reporting of Flex Ltd. and subsidiaries (the "Company") as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of four acquisitions that were completed during the year ended March 31, 2017, which constitute, in aggregate, 1% of total assets and 2% of net sales of the consolidated financial statement amounts as of and for the fiscal year ended March 31, 2017. Accordingly, our audit did not include the internal control over financial reporting of four acquisitions. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on the criteria established in Internal Control - Integrated Framework(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2017 of the Company and our report dated May 16, 2017 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
May 16, 2017

ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2017 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 11.    EXECUTIVE COMPENSATION
Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2017 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2017 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2017 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2017 Annual General Meeting of Shareholders. Such information is incorporated by reference.

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
3.     Exhibits.    The following exhibits are filed with this annual report on Form 10-K:

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.01	Constitution of the Registrant	10-Q	000-23354	10/31/2016	3.01
4.01	Indenture, dated as of February 20, 2013, by and between the Registrant, the Guarantors party thereto and U.S. Bank National Association, as Trustee, related to the Registrant's 4.625% Notes due 2020 and 5.000% Notes due 2023	8-K	000-23354	2/22/2013	4.01
4.02	Form of 4.625% Note due 2020	8-K	000-23354	2/22/2013	4.02
4.03	Form of 5.000% Note due 2023	8-K	000-23354	2/22/2013	4.03
4.04	First Supplemental Indenture, dated as of March 28, 2013, among the Registrant, the Guarantor party thereto and U.S. Bank National Association, as Trustee, to the Indenture, dated as of February 20, 2013, by and between the Registrant, the Guarantors party thereto and U.S. Bank National Association, as Trustee, related to the Registrant's 4.625% Notes due 2020 and 5.000% Notes due 2023	10-K	000-23354	5/28/2013	4.11
4.05	Second Supplemental Indenture, dated as of August 25, 2014, among the Registrant, the Guarantor party thereto and U.S. Bank National Association, as Trustee, to the Indenture, dated as of February 20, 2013, by and between the Registrant, the Guarantors party thereto and U.S. Bank National Association, as Trustee, related to the Registrant's 4.625% Notes due 2020 and 5.000% Notes due 2023	10-Q	000-23354	10/30/2014	4.01
4.06	Third Supplemental Indenture, dated as of September 11, 2015, among the Registrant, the Guarantor party thereto and U.S. Bank National Association, as Trustee, related to the Registrant’s 4.625% Notes due 2020 and 5.000% Notes due 2023	S-4	333-207067	9/22/2015	4.11
4.07	Indenture, dated as of June 8, 2015, by and between the Registrant, the Guarantors party thereto and U.S. Bank National Association, as Trustee	8-K	000-23354	6/8/2015	4.1
4.08	Form of 4.750% Note due 2025	8-K	000-23354	6/8/2015	4.2

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
4.09	First Supplemental Indenture, dated as of September 11, 2015, among the Registrant, the Guarantor party thereto and U.S. Bank National Association, as Trustee, related to the Registrant’s 4.750% Notes due 2025	S-4	333-207067	9/22/2015	4.04
4.10	Credit Agreement, dated as of March 31, 2014, among Flex Ltd. and certain of its subsidiaries, as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and the other Lenders party thereto	8-K	000-23354	4/1/2014	10.01
4.11	Amendment No. 1, dated as of September 30, 2015, to Credit Agreement, dated as of March 31, 2014, among Flex Ltd. and certain of its subsidiaries, as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and the other Lenders party thereto	10-Q	000-23354	2/1/2016	4.01
4.12	Term Loan Agreement, dated as of November 30, 2016, among Flex Ltd., as borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, and the other Lenders party thereto	8-K	000-23354	12/1/2016	10.01
10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.†	10-K	000-23354	5/20/2009	10.10
10.02	Form of Indemnification Agreement between Flextronics Corporation and Directors and certain officers of the Registrant.†	10-K	000-23354	5/20/2009	10.20
10.03	Flex Ltd. 2001 Equity Incentive Plan, as amended.†	10-Q	000-23354	11/3/2009	10.01
10.04	Registrant's 2002 Interim Incentive Plan, as amended.†	8-K	000-23354	7/14/2009	10.02
10.05	Registrant's 2004 Award Plan for New Employees, as amended.†	8-K	000-23354	7/14/2009	10.09
10.06	Flex Ltd. 2010 Equity Incentive Plan.†	8-K	000-23354	7/28/2010	10.01
10.07	Form of Share Option Award Agreement under 2010 Equity Incentive Plan†	10-Q	000-23354	8/5/2010	10.02
10.08	Form of Restricted Share Unit Award Agreement under 2010 Equity Incentive Plan†	10-Q	000-23354	8/5/2010	10.03
10.09	Flextronics International USA, Inc. Third Amended and Restated 2005 Senior Management Deferred Compensation Plan†	10-Q	000-23354	2/5/2009	10.02
10.10	Flextronics International USA, Inc. Third Amended and Restated Senior Executive Deferred Compensation Plan†	10-Q	000-23354	2/5/2009	10.01
10.11	Summary of Directors' Compensation†	10-K	000.23354	5/21/2015	10.16
10.12	Solectron Corporation 2002 Stock Plan, as amended.†	10-Q	000-23354	11/3/2009	10.02
10.13	Executive Incentive Compensation Recoupment Policy†	10-Q	000-23354	8/5/2010	10.06
10.14	Francois Barbier Offer Letter, dated as of July 1, 2010†	8-K	000-23354	9/3/2010	10.01

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.15	Francois Barbier Relocation Expenses Addendum, dated as of March 5, 2013†	10-K	000-23354	5/28/2013	10.27
10.16	Francois Barbier Confirmation Date Letter, dated as of August 30, 2010†	8-K	000-23354	9/3/2010	10.03
10.17	2010 Flextronics International USA, Inc. Deferred Compensation Plan†	10-Q	000-23354	11/3/2010	10.04
10.18	Form of Restricted Stock Unit Award Under 2010 Equity Incentive Plan†	10-Q	000-23354	8/9/2011	10.01
10.19	Form of Amendment to certain senior executive Restricted Share Unit Agreements under the 2010 Equity Incentive Plan†	10-Q	000-23354	2/4/2013	10.02
10.20	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for certain performance based awards†	10-Q	000-23354	2/4/2013	10.03
10.21	Form of Award Agreement under 2010 Deferred Compensation Plan†	10-Q	000-23354	7/30/2012	10.01
10.22	Summary of Compensation Arrangements of Certain Executive Officers of Flex Ltd.†					X
10.23	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for time-based vesting awards†	10-Q	000-23354	11/1/2013	10.02
10.24	Form of Performance-Based Restricted Stock Unit Award (S&P500/Extended EMS Group)†	10-Q	000-23354	8/2/2013	10.01
10.25	Form of 2010 Deferred Compensation Plan Award Agreement (performance targets, cliff vesting)†	10-Q	000-23354	8/2/2013	10.02
10.26	Form of 2010 Deferred Compensation Plan Award Agreement (non-performance, periodic vesting, continuing Participant)†	10-Q	000-23354	8/2/2013	10.03
10.27	Award Agreement under the 2010 Deferred Compensation Plan†	10-Q	000-23354	7/28/2014	10.01
10.28	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for certain executive fiscal year 2015 performance-based awards†	10-Q	000-23354	10/30/2014	10.01
10.29	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for CEO FY15 performance-based award†	10-Q	000-23354	10/30/2014	10.01
10.30	Description of Annual Incentive Bonus Plan for Fiscal 2017†	10-Q	000-23354	7/27/2016	10.02
10.31	Description of Performance Long Term Incentive Plan for Fiscal 2017†	10-Q	000-23354	7/27/2016	10.03
10.32	NEXTracker Inc. 2014 Equity Incentive Plan†	S-8	333-207325	10/7/2015	99.01
10.33	Form of Elementum Holding Ltd. Restricted Share Purchase Agreement†	10-Q	000-23354	10/26/2015	10.02
10.34	BrightBox Technologies, Inc. 2013 Stock Incentive Plan†	S-8	333-212267	6/27/2016	99.01
10.35	Mutual Separation Agreement and Release of Claims dated June 20, 2016, by and between Flextronics International USA, Inc. and Jon Hoak†	10-Q	000-23354	7/27/2016	10.04
21.01	Subsidiaries of Registrant.					X

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
23.01	Consent of Deloitte & Touche LLP.					X
24.01	Power of Attorney (included on the signature page to this Form 10-K)					X
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350*					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Scheme Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

ITEM 16.    FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flex Ltd.
By:	/s/ MICHAEL M. MCNAMARA
Michael M. McNamara Chief Executive Officer

Date: May 16, 2017

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

Signature	Title	Date

/s/ MICHAEL M. MCNAMARA	Chief Executive Officer and Director (Principal Executive Officer)	May 16, 2017
Michael M. McNamara

/s/ CHRISTOPHER COLLIER	Chief Financial Officer (Principal Financial Officer)	May 16, 2017
Christopher Collier

/s/ DAVID BENNETT	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	May 16, 2017
David Bennett

/s/ H. RAYMOND BINGHAM	Chairman of the Board	May 16, 2017
H. Raymond Bingham

/s/ MICHAEL D. CAPELLAS	Director	May 16, 2017
Michael D. Capellas

/s/ MARC A. ONETTO	Director	May 16, 2017
Marc A. Onetto

/s/ DANIEL H. SCHULMAN	Director	May 16, 2017
Daniel H. Schulman

/s/ WILLY SHIH, PH.D.	Director	May 16, 2017
Willy Shih, Ph.D.

/s/ LAY KOON TAN	Director	May 16, 2017
Lay Koon Tan

/s/ WILLIAM D. WATKINS	Director	May 16, 2017
William D. Watkins

/s/ LAWRENCE A. ZIMMERMAN	Director	May 16, 2017
Lawrence A. Zimmerman

EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.01	Constitution of the Registrant	10-Q	000-23354	10/31/2016	3.01
4.01	Indenture, dated as of February 20, 2013, by and between the Registrant, the Guarantors party thereto and U.S. Bank National Association, as Trustee, related to the Registrant's 4.625% Notes due 2020 and 5.000% Notes due 2023	8-K	000-23354	2/22/2013	4.01
4.02	Form of 4.625% Note due 2020	8-K	000-23354	2/22/2013	4.02
4.03	Form of 5.000% Note due 2023	8-K	000-23354	2/22/2013	4.03
4.04	First Supplemental Indenture, dated as of March 28, 2013, among the Registrant, the Guarantor party thereto and U.S. Bank National Association, as Trustee, to the Indenture, dated as of February 20, 2013, by and between the Registrant, the Guarantors party thereto and U.S. Bank National Association, as Trustee, related to the Registrant's 4.625% Notes due 2020 and 5.000% Notes due 2023	10-K	000-23354	5/28/2013	4.11
4.05	Second Supplemental Indenture, dated as of August 25, 2014, among the Registrant, the Guarantor party thereto and U.S. Bank National Association, as Trustee, to the Indenture, dated as of February 20, 2013, by and between the Registrant, the Guarantors party thereto and U.S. Bank National Association, as Trustee, related to the Registrant's 4.625% Notes due 2020 and 5.000% Notes due 2023	10-Q	000-23354	10/30/2014	4.01
4.06	Third Supplemental Indenture, dated as of September 11, 2015, among the Registrant, the Guarantor party thereto and U.S. Bank National Association, as Trustee, related to the Registrant’s 4.625% Notes due 2020 and 5.000% Notes due 2023	S-4	333-207067	9/22/2015	4.11
4.07	Indenture, dated as of June 8, 2015, by and between the Registrant, the Guarantors party thereto and U.S. Bank National Association, as Trustee	8-K	000-23354	6/8/2015	4.1
4.08	Form of 4.750% Note due 2025	8-K	000-23354	6/8/2015	4.2
4.09	First Supplemental Indenture, dated as of September 11, 2015, among the Registrant, the Guarantor party thereto and U.S. Bank National Association, as Trustee, related to the Registrant’s 4.750% Notes due 2025	S-4	333-207067	9/22/2015	4.04
4.10	Credit Agreement, dated as of March 31, 2014, among Flex Ltd. and certain of its subsidiaries, as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and the other Lenders party thereto	8-K	000-23354	4/1/2014	10.01

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
4.11	Amendment No. 1, dated as of September 30, 2015, to Credit Agreement, dated as of March 31, 2014, among Flex Ltd. and certain of its subsidiaries, as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and the other Lenders party thereto	10-Q	000-23354	2/1/2016	4.01
4.12	Term Loan Agreement, dated as of November 30, 2016, among Flex Ltd., as borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, and the other Lenders party thereto	8-K	000-23354	12/1/2016	10.01
10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers.†	10-K	000-23354	5/20/2009	10.10
10.02	Form of Indemnification Agreement between Flextronics Corporation and Directors and certain officers of the Registrant.†	10-K	000-23354	5/20/2009	10.20
10.03	Flex Ltd. 2001 Equity Incentive Plan, as amended.†	10-Q	000-23354	11/3/2009	10.01
10.04	Registrant's 2002 Interim Incentive Plan, as amended.†	8-K	000-23354	7/14/2009	10.02
10.05	Registrant's 2004 Award Plan for New Employees, as amended.†	8-K	000-23354	7/14/2009	10.09
10.06	Flex Ltd. 2010 Equity Incentive Plan.†	8-K	000-23354	7/28/2010	10.01
10.07	Form of Share Option Award Agreement under 2010 Equity Incentive Plan†	10-Q	000-23354	8/5/2010	10.02
10.08	Form of Restricted Share Unit Award Agreement under 2010 Equity Incentive Plan†	10-Q	000-23354	8/5/2010	10.03
10.09	Flextronics International USA, Inc. Third Amended and Restated 2005 Senior Management Deferred Compensation Plan†	10-Q	000-23354	2/5/2009	10.02
10.10	Flextronics International USA, Inc. Third Amended and Restated Senior Executive Deferred Compensation Plan†	10-Q	000-23354	2/5/2009	10.01
10.11	Summary of Directors' Compensation†	10-K	000.23354	5/21/2015	10.16
10.12	Solectron Corporation 2002 Stock Plan, as amended.†	10-Q	000-23354	11/3/2009	10.02
10.13	Executive Incentive Compensation Recoupment Policy†	10-Q	000-23354	8/5/2010	10.06
10.14	Francois Barbier Offer Letter, dated as of July 1, 2010†	8-K	000-23354	9/3/2010	10.01
10.15	Francois Barbier Relocation Expenses Addendum, dated as of March 5, 2013†	10-K	000-23354	5/28/2013	10.27
10.16	Francois Barbier Confirmation Date Letter, dated as of August 30, 2010†	8-K	000-23354	9/3/2010	10.03
10.17	2010 Flextronics International USA, Inc. Deferred Compensation Plan†	10-Q	000-23354	11/3/2010	10.04
10.18	Form of Restricted Stock Unit Award Under 2010 Equity Incentive Plan†	10-Q	000-23354	8/9/2011	10.01
10.19	Form of Amendment to certain senior executive Restricted Share Unit Agreements under the 2010 Equity Incentive Plan†	10-Q	000-23354	2/4/2013	10.02
10.20	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for certain performance based awards†	10-Q	000-23354	2/4/2013	10.03

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.21	Form of Award Agreement under 2010 Deferred Compensation Plan†	10-Q	000-23354	7/30/2012	10.01
10.22	Summary of Compensation Arrangements of Certain Executive Officers of Flex Ltd.†					X
10.23	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for time-based vesting awards†	10-Q	000-23354	11/1/2013	10.02
10.24	Form of Performance-Based Restricted Stock Unit Award (S&P500/Extended EMS Group)†	10-Q	000-23354	8/2/2013	10.01
10.25	Form of 2010 Deferred Compensation Plan Award Agreement (performance targets, cliff vesting)†	10-Q	000-23354	8/2/2013	10.02
10.26	Form of 2010 Deferred Compensation Plan Award Agreement (non-performance, periodic vesting, continuing Participant)†	10-Q	000-23354	8/2/2013	10.03
10.27	Award Agreement under the 2010 Deferred Compensation Plan†	10-Q	000-23354	7/28/2014	10.01
10.28	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for certain executive fiscal year 2015 performance-based awards†	10-Q	000-23354	10/30/2014	10.01
10.29	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for CEO FY15 performance-based award†	10-Q	000-23354	10/30/2014	10.01
10.30	Description of Annual Incentive Bonus Plan for Fiscal 2017†	10-Q	000-23354	7/27/2016	10.02
10.31	Description of Performance Long Term Incentive Plan for Fiscal 2017†	10-Q	000-23354	7/27/2016	10.03
10.32	NEXTracker Inc. 2014 Equity Incentive Plan†	S-8	333-207325	10/7/2015	99.01
10.33	Form of Elementum Holding Ltd. Restricted Share Purchase Agreement†	10-Q	000-23354	10/26/2015	10.02
10.34	BrightBox Technologies, Inc. 2013 Stock Incentive Plan†	S-8	333-212267	6/27/2016	99.01
10.35	Mutual Separation Agreement and Release of Claims dated June 20, 2016, by and between Flextronics International USA, Inc. and Jon Hoak†	10-Q	000-23354	7/27/2016	10.04
21.01	Subsidiaries of Registrant.					X
23.01	Consent of Deloitte & Touche LLP.					X
24.01	Power of Attorney (included on the signature page to this Form 10-K)					X
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350*					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Scheme Document					X

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
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