Form 10-Q
period 2017-06-30
FLEX LTD.
filed 2017-08-01
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2017
Ordinary Shares, No Par Value	532,376,353

FLEX LTD.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flex Ltd.
Singapore

We have reviewed the accompanying condensed consolidated balance sheet of Flex Ltd. and subsidiaries (the “Company”) as of June 30, 2017, and the related condensed consolidated statements of operations, comprehensive income and cash flows for the three-month periods ended June 30, 2017 and July 1, 2016. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Flex Ltd. and subsidiaries as of March 31, 2017, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 16, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2017 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
August 1, 2017

FLEX LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2017	As of March 31, 2017
	(In thousands, except share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,582,197	$1,830,675
Accounts receivable, net of allowance for doubtful accounts of $57,842 and $57,302 as of June 30, 2017 and March 31, 2017, respectively	2,325,845	2,192,704
Inventories	3,601,175	3,396,462
Other current assets	1,049,092	967,935
Total current assets	8,558,309	8,387,776
Property and equipment, net	2,346,440	2,317,026
Goodwill	1,039,069	984,867
Other intangible assets, net	453,957	362,181
Other assets	619,213	541,513
Total assets	$13,016,988	$12,593,363

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$45,661	$61,534
Accounts payable	4,781,036	4,484,908
Accrued payroll	359,353	344,245
Other current liabilities	1,572,198	1,613,940
Total current liabilities	6,758,248	6,504,627
Long-term debt, net of current portion	2,918,871	2,890,609
Other liabilities	530,091	519,851
Shareholders’ equity
Flex Ltd. shareholders’ equity
Ordinary shares, no par value; 582,889,873 and 581,534,129 issued, and 532,650,518 and 531,294,774 outstanding as of June 30, 2017 and March 31, 2017, respectively	6,677,832	6,733,539
Treasury stock, at cost; 50,239,355 shares as of June 30, 2017 and March 31, 2017	(388,215)	(388,215)
Accumulated deficit	(3,447,938)	(3,572,648)
Accumulated other comprehensive loss	(119,476)	(128,143)
Total Flex Ltd. shareholders’ equity	2,722,203	2,644,533
Noncontrolling interests	87,575	33,743
Total shareholders’ equity	2,809,778	2,678,276
Total liabilities and shareholders’ equity	$13,016,988	$12,593,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended
	June 30, 2017	July 1, 2016
	(In thousands, except per share amounts) (Unaudited)
Net sales	$6,008,272	$5,876,813
Cost of sales	5,601,340	5,470,818
Gross profit	406,932	405,995
Selling, general and administrative expenses	250,811	239,546
Intangible amortization	19,901	21,598
Interest and other, net	26,876	24,399
Other charges (income), net	(36,165)	3,529
Income before income taxes	145,509	116,923
Provision for income taxes	20,799	11,194
Net income	$124,710	$105,729

Earnings per share:
Basic	$0.24	$0.19
Diluted	$0.23	$0.19
Weighted-average shares used in computing per share amounts:
Basic	530,268	544,631
Diluted	538,633	551,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended
	June 30, 2017	July 1, 2016
	(In thousands) (Unaudited)
Net income	$124,710	$105,729
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	10,836	9,861
Unrealized (loss) gain on derivative instruments and other, net of zero tax	(2,169)	1,348
Comprehensive income	$133,377	$116,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Periods Ended
	June 30, 2017	July 1, 2016
	(In thousands) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$124,710	$105,729
Depreciation, amortization and other impairment charges	131,396	129,500
Changes in working capital and other	(117,590)	28,703
Net cash provided by operating activities	138,516	263,932
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(124,851)	(159,103)
Proceeds from the disposition of property and equipment	5,476	15,722
Acquisition of businesses, net of cash acquired	(213,718)	(9,492)
Proceeds from divestiture of businesses, net of cash held in divested businesses	(616)	14,828
Other investing activities, net	(18,549)	26,261
Net cash used in investing activities	(352,258)	(111,784)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	—	75,018
Repayments of bank borrowings and long-term debt	(7,554)	(92,222)
Payments for repurchases of ordinary shares	(73,864)	(94,715)
Net proceeds from issuance of ordinary shares	696	3,966
Other financing activities, net	57,628	12,901
Net cash used in financing activities	(23,094)	(95,052)
Effect of exchange rates on cash and cash equivalents	(11,642)	14,669
Net (decrease) increase in cash and cash equivalents	(248,478)	71,765
Cash and cash equivalents, beginning of period	1,830,675	1,607,570
Cash and cash equivalents, end of period	$1,582,197	$1,679,335

Non-cash investing activity:
Unpaid purchases of property and equipment	$84,472	$85,571
Non-cash proceeds from sale of Wink	$59,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION

Organization of the Company

Flex Ltd., ("Flex" or the "Company") was incorporated in the Republic of Singapore in May 1990. The Company's operations have expanded over the years through a combination of organic growth and acquisitions. The Company is a globally-recognized, provider of Sketch-to-Scaletm services - innovative design, engineering, manufacturing, and supply chain services and solutions - from conceptual sketch to full-scale production. The Company designs, builds, ships and services complete packaged consumer and industrial products, from athletic shoes to electronics, for companies of all sizes in various industries and end-markets, through its activities in the following segments:

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

•
Industrial and Emerging Industries ("IEI"), which is comprised of energy and metering, semiconductor and capital equipment, office solutions, industrial, home and lifestyle, industrial automation and kiosks, and lighting; and

•
High Reliability Solutions ("HRS"), which is comprised of medical business, including consumer health, digital health, disposables, precision plastics, drug delivery, diagnostics, life sciences and imaging equipment; automotive business, including vehicle electrification, connectivity, autonomous vehicles, and clean technologies; and defense and aerospace businesses, focused on commercial aviation, defense and military.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2017 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018.

The first quarters for fiscal year 2018 and fiscal year 2017 ended on June 30, 2017, which is comprised of 91 days in the period, and July 1, 2016, which is comprised of 92 days in the period, respectively.

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

The Company has certain non-majority-owned equity investments in non-publicly traded companies that are accounted for using the equity method of accounting. The equity method of accounting is used when the Company has the ability to significantly influence the operating decisions of the issuer, or if the Company has a voting percentage of a corporation equal to or generally greater than 20% but less than 50%, and for non-majority-owned investments in partnerships when generally greater than 5%. The equity in earnings (losses) of equity method investees are immaterial for all periods presented, and are included in interest and other, net in the condensed consolidated statements of operations.

Recently Adopted Accounting Pronouncement

In July 2015, the FASB issued new guidance to simplify the measurement of inventory, by requiring that inventory be measured at the lower of cost and net realizable value. Prior to the issuance of the new guidance, inventory was measured at the lower of cost or market. The Company adopted the guidance effective April 1, 2017 and it did not have a material impact on its condensed consolidated financial statements.

In October 2016, the FASB issued new guidance intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This guidance is effective for the Company beginning in the first quarter of fiscal year 2019, with early adoption permitted in the first interim period of fiscal year 2018. The Company adopted the guidance effective April 1, 2017 and it did not have a material impact on its condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

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

The Company is in process of implementation activities in accordance with the planned effective date. These activities are focused on the review of significant customer contracts, identification and development of additional systems capabilities to enable the Company to make reasonable estimates of revenue as products are manufactured, and the design and implementation of relevant internal controls. The Company has determined that the new standard will change the timing of revenue recognition for a significant portion of its business. Under the new standard, revenue for a significant majority of electronics manufacturing services customer contracts will be recognized earlier than under the current accounting rules (where Flex recognizes revenue based on shipping and delivery). This change will also have material impacts to the Company’s balance sheet, primarily related to a reduction in finished goods and work-in-process inventories and a corresponding increase in contract assets for unbilled receivables.

The new guidance allows for two transition methods in application - (i) retrospective to each prior reporting period presented, or (ii) prospective with the cumulative effect of adoption recognized on April 1, 2018, the first day of the Company's fiscal year 2019. The Company has not yet concluded upon its selection of the transition method.

2.  BALANCE SHEET ITEMS

Inventories

The components of inventories, net of applicable lower of cost and net realizable value write-downs, were as follows:

	As of June 30, 2017	As of March 31, 2017
	(In thousands)
Raw materials	$2,527,603	$2,537,623
Work-in-progress	471,773	279,493
Finished goods	601,799	579,346
	$3,601,175	$3,396,462

Goodwill and Other Intangible Assets

The following table summarizes the activity in the Company’s goodwill account for each of its four segments during the three-month period ended June 30, 2017:

	HRS	CTG	IEI	CEC	Amount
	(In thousands)
Balance, beginning of the year	$420,935	$111,223	$337,707	$115,002	$984,867
Additions (1)	36,627	—	—	—	36,627
Divestitures (2)	—	(3,475)	—	—	(3,475)
Foreign currency translation adjustments (3)	21,050	—	—	—	21,050
Balance, end of the period	$478,612	$107,748	$337,707	$115,002	$1,039,069

(1)
The goodwill generated from the Company’s acquisition of AGM Automotive ("AGM") completed during the three-month period ended June 30, 2017 is primarily related to value placed on the acquired employee workforces, service offerings and capabilities of the acquired business. The goodwill is not deductible for income tax purposes. See note 12 for additional information.

(2)
During the three-month period ended June 30, 2017, the Company disposed of Wink Labs Inc. ("Wink"), a business within the CTG segment, and recorded an aggregate reduction of goodwill of $3.5 million accordingly, which is included as an offset to the gain on sale recorded in other charges (income), net on the condensed consolidated statement of operations.

(3)
During the three-month period ended June 30, 2017, the Company recorded $21.1 million of foreign currency translation adjustments primarily related to the goodwill associated with the acquisition of Mirror Controls International ("MCi"), as the U.S. Dollar fluctuated against the Euro.

The components of acquired intangible assets are as follows:

	As of June 30, 2017			As of March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets:
Customer-related intangibles	$373,694	$(117,189)	$256,505	$260,704	$(105,912)	$154,792
Licenses and other intangibles	278,237	(80,785)	197,452	283,897	(76,508)	207,389
Total	$651,931	$(197,974)	$453,957	$544,601	$(182,420)	$362,181

The gross carrying amounts of intangible assets are removed when fully amortized. During the three-month period ended June 30, 2017, the total value of intangible assets increased primarily as a result of the Company's initial estimated value of $108.0 million for customer related intangibles acquired with the AGM acquisition in the HRS segment, which will amortize over a weighted-average estimated useful life of 10 years. The increase was partially offset by $7.5 million for the divestiture of Wink in the CTG segment. The assigned value is subject to change as the Company completes the valuation. The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2018 (1)	$59,369
2019	72,587
2020	63,414
2021	59,227
2022	50,646
Thereafter	148,714
Total amortization expense	$453,957
____________________________________________________________

(1)	Represents estimated amortization for the remaining nine-month period ending March 31, 2018.

Other Current Assets

Other current assets include approximately $547.5 million and $506.5 million as of June 30, 2017 and March 31, 2017, respectively, for the deferred purchase price receivable from the Company's Global and North American Asset-Backed Securitization programs. See note 10 for additional information.

Other Assets

During the three-month period ended June 30, 2017, the Company sold Wink to an unrelated third-party venture backed company in exchange for contingent consideration fair valued at $59.0 million. This estimated consideration was based on the value of the acquirer as of the most recent third-party funding of which the Company participated. The Company recognized a non-cash gain on sale of $38.7 million, which is recorded in other charges (income), net on the condensed consolidated statement of income. The contingent consideration is expected to be settled in the fourth quarter of fiscal year 2018. As of June 30, 2017 the total investment is $69.0 million and is included in other assets on the condensed consolidated balance sheet.

Other Current Liabilities

Other current liabilities include customer working capital advances of $200.9 million and $231.3 million, customer-related accruals of $476.2 million and $501.9 million, and deferred revenue of $305.2 million and $280.7 million as of June 30, 2017 and March 31, 2017, respectively. The customer working capital advances are not interest-bearing, do not have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production.

3.  SHARE-BASED COMPENSATION

The Company's primary plan used for granting equity compensation awards is the 2010 Equity Incentive Plan (the "2010 Plan").

The following table summarizes the Company’s share-based compensation expense:

	Three-Month Periods Ended
	June 30, 2017	July 1, 2016
	(In thousands)
Cost of sales	$3,319	$2,433
Selling, general and administrative expenses	18,477	21,364
Total share-based compensation expense	$21,796	$23,797

Total unrecognized compensation expense related to share options under the 2010 Plan and other immaterial plans was $7.8 million, and will be recognized over a weighted-average remaining vesting period of 1.8 years. As of June 30, 2017, the number of options outstanding and exercisable under the 2010 Plan and other immaterial plans was 1.8 million and 0.5 million, respectively, at a weighted-average exercise price of $3.66 per share and $6.00 per share, respectively.

During the three-month period ended June 30, 2017, the Company granted 4.8 million unvested share bonus awards under the 2010 Plan. Of this amount, approximately 4.0 million unvested share bonus awards have an average grant date price of $16.39 per share and vest over four years. Further, approximately 0.6 million of these unvested shares represents the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions. The average grant date fair value of these awards contingent on certain market conditions is still pending; however, the expense for the three-month period ended June 30, 2017 is immaterial as these awards were granted on the last day of the quarter. The number of shares under the 2010 Plan, contingent on market conditions that ultimately will vest will range from zero up to a maximum of 1.2 million based on a measurement of the percentile rank of the Company’s total shareholder return over a certain specified period against the Standard and Poor’s (“S&P”) 500 Composite Index and will cliff vest after a period of three years, if such market conditions have been met. No additional share options under the immaterial plans were granted by the Company during the three-month period ended June 30, 2017.

As of June 30, 2017, approximately 16.9 million unvested share bonus awards under the 2010 Plan and other immaterial plans were outstanding, of which vesting for a targeted amount of 2.1 million is contingent primarily on meeting certain market conditions. The number of shares that will ultimately be issued can range from zero to 4.2 million based on the achievement levels of the respective conditions. During the three-month period ended June 30, 2017, 1.4 million shares under the 2010 Plan vested in connection with the share bonus awards with market conditions granted in fiscal year 2015.

As of June 30, 2017, total unrecognized compensation expense related to unvested share bonus awards under the 2010 Plan and other immaterial plans was approximately $194.7 million, and will be recognized over a weighted-average remaining vesting period of 2.9 years.

4.  EARNINGS PER SHARE

The following table reflects basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share attributable to the shareholders of Flex Ltd.:

	Three-Month Periods Ended
	June 30, 2017	July 1, 2016
	(In thousands, except per share amounts)
Net income	$124,710	$105,729
Shares used in computation:
Weighted-average ordinary shares outstanding	530,268	544,631
Basic earnings per share	$0.24	$0.19

Diluted earnings per share:
Net income	$124,710	$105,729
Shares used in computation:
Weighted-average ordinary shares outstanding	530,268	544,631
Weighted-average ordinary share equivalents from stock options and awards (1)	8,365	6,398
Weighted-average ordinary shares and ordinary share equivalents outstanding	538,633	551,029
Diluted earnings per share	$0.23	$0.19

____________________________________________________________
(1)         Options to purchase ordinary shares of 0.1 million and 1.0 million during the three-month periods ended June 30, 2017 and July 1, 2016, respectively, and share bonus awards of 0.1 million and 0.8 million for the three-month periods ended June 30, 2017 and July 1, 2016, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

5. NONCONTROLLING INTERESTS
During the period ended June 30, 2017, a majority owned subsidiary issued additional equity interests to certain third-party investors and received $59.0 million of proceeds, which is included in other financing activities in the condensed consolidated statement of cash flows. As a result, third-party investors now hold approximately 40% ownership of the subsidiary. The Company continues to own a majority of the subsidiary's outstanding equity and controls its board of directors. Accordingly, the consolidated financial statements include the financial position and results of operations of this subsidiary as of June 30, 2017 and March 31, 2017.
The Company has recognized the carrying value of the noncontrolling interest as a component of total shareholders' equity. The noncontrolling interest in the operating losses of the subsidiary is immaterial for all periods presented and are classified as a component of interest and other, net, in the Company's condensed consolidated statements of operations.

6.  BANK BORROWINGS AND LONG TERM DEBT

Bank borrowings and long-term debt are as follows:

	As of June 30, 2017	As of March 31, 2017
	(In thousands)
4.625% Notes due February 2020	$500,000	$500,000
Term Loan, including current portion, due in installments through November 2021	700,000	700,000
Term Loan, including current portion, due in installments through June 2022	502,500	502,500
5.000% Notes due February 2023	500,000	500,000
4.75% Notes due June 2025	596,078	595,979
Other	182,046	169,671
Debt issuance costs	(16,092)	(16,007)
Total	$2,964,532	$2,952,143

The weighted-average interest rates for the Company’s long-term debt were 3.3% and 3.5% as of June 30, 2017 and March 31, 2017.

On June 30, 2017, the Company entered into a five-year credit facility consisting of a $1.75 billion revolving credit facility and a $502.5 million term loan, which is due to mature on June 30, 2022 (the "2022 Credit Facility"). This 2022 Credit Facility replaced the Company's $2.1 billion credit facility, which was due to mature on March 2019. The outstanding principal of the term loan portion of the 2022 Credit Facility is repayable in quarterly installments of approximately $6.3 million from September 30, 2017 through June 30, 2020 and of approximately $12.6 million from September 30, 2020 through March 31, 2022 with the remainder due upon maturity. The Company determined that effectively extending the maturity date of the revolving credit and repaying the term loan due March 2019 qualify as a debt modification and consequently all unamortized debt issuance costs related to the $2.1 billion credit facility are capitalized and will be amortized over the terms of the 2022 Credit Facility.

Borrowings under the 2022 Credit Facility bear interest, at the Company’s option, either at (i) the Base Rate, which is defined as the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate, plus 0.50% and (c) the LIBOR (the London Interbank Offered Rate) rate that would be calculated as of each day in respect of a proposed LIBOR loan with a one-month interest period, plus 1.0%; plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0.125% to 0.875% per annum, based on the Company’s credit ratings (as determined by Standard & Poor’s Financial Services LLC, Moody’s Investors Service, Inc. and Fitch Ratings Inc.) or (ii) LIBOR plus the applicable margin for LIBOR loans ranging between 1.125% and 1.875% per annum, based on the Company’s credit ratings.

The 2022 Credit Facility is unsecured, and contains customary restrictions on the ability of the Company and its subsidiaries to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of significant exceptions and limitations. The 2022 Credit Facility also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio during the term of the 2022 Credit Facility. As of June 30, 2017, the Company was in compliance with the covenants under the 2022 Credit Facility agreement.

The Company has three tranches of Notes, the 4.625% Notes due 2020, the 5.000% Notes due 2023 and the 4.75% Notes due 2025. These Notes are senior unsecured obligations, and prior to June 30, 2017, were guaranteed, fully and unconditionally, jointly and severally, on an unsecured basis, by certain of the Company's 100% owned subsidiaries (the "guarantor subsidiaries"). Upon the termination of the $2.1 billion credit facility, all guarantor subsidiaries were released from their guarantees under each indenture for each Note. As a result, the Company will no longer be providing supplemental guarantor and non-guarantor condensed consolidating financial statements.

Repayment of the Company’s long term debt outstanding as of June 30, 2017 is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2018 (1)	$37,373
2019	46,670
2020	542,801
2021	111,917
2022	803,406
Thereafter	1,438,457
Total	$2,980,624

_________________________________________________________

(1)	Represents scheduled repayment for the remaining nine-month period ending March 31, 2018.

7.  INTEREST AND OTHER, NET

During the three-month periods ended June 30, 2017 and July 1, 2016, the Company recognized interest expense of $29.0 million and $26.9 million, respectively, on its debt obligations outstanding during the period.

8.  FINANCIAL INSTRUMENTS

Foreign Currency Contracts

The Company enters into forward contracts and foreign currency swap contracts primarily to manage the foreign currency risk associated with monetary accounts and anticipated foreign currency denominated transactions. The Company hedges committed exposures and does not engage in speculative transactions. As of June 30, 2017, the aggregate notional amount of the Company’s outstanding foreign currency contracts was $4.8 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	1,311,000	—	$192,834	$—
EUR	26,612	102,211	30,241	116,798
HUF	18,375,520	—	67,488	—
INR	1,577,358	—	23,600	—
MXN	2,353,300	—	131,348	—
MYR	167,400	39,000	39,058	9,100
RON	103,510	—	25,844	—
SGD	29,800	—	21,554	—
Other	N/A	N/A	45,783	5,396
			577,750	131,294
Other Foreign Currency Contracts
BRL	—	415,000	—	125,537
CAD	19,008	33,755	14,551	25,840
CHF	8,450	31,056	8,800	32,343
CNY	1,533,318	—	224,000	—
DKK	180,600	158,800	27,596	24,265
EUR	1,024,136	1,383,812	1,162,529	1,570,311
GBP	35,834	65,131	46,370	84,278
HUF	20,442,171	19,619,207	75,078	72,055
INR	3,960,000	142,487	61,348	2,200
MXN	2,241,024	547,954	125,082	30,584
MYR	354,828	81,400	82,790	18,993
PLN	137,723	78,591	36,938	21,078
SEK	157,797	214,117	18,333	24,978
Other	N/A	N/A	82,219	57,243
			1,965,634	2,089,705

Total Notional Contract Value in USD			$2,543,384	$2,220,999

As of June 30, 2017, the fair value of the Company’s short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the condensed consolidated statements of operations. As of June 30, 2017 and March 31, 2017, the Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges.

These deferred gains were $11.2 million as of June 30, 2017, and are expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations primarily over the next twelve-month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal periods presented and are included as a component of interest and other, net in the condensed consolidated statements of operations.

The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2017	March 31, 2017	Balance Sheet Location	June 30, 2017	March 31, 2017
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$11,411	$11,936	Other current liabilities	$2,624	$1,814

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$10,668	$10,086	Other current liabilities	$8,411	$9,928

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

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	June 30, 2017			July 1, 2016
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(32,426)	$(95,717)	$(128,143)	$(41,522)	$(94,393)	$(135,915)
Other comprehensive gain before reclassifications	3,020	10,836	13,856	1,493	10,086	11,579
Net gains reclassified from accumulated other comprehensive loss	(5,189)	—	(5,189)	(145)	(225)	(370)
Net current-period other comprehensive gain (loss)	(2,169)	10,836	8,667	1,348	9,861	11,209
Ending balance	$(34,595)	$(84,881)	$(119,476)	$(40,174)	$(84,532)	$(124,706)

Substantially all unrealized gains relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three-month period ended June 30, 2017 are expected to be recognized as a component of cost of sales in the condensed consolidated statement of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges.

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

The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.1% to 0.5% of serviced receivables per annum. Servicing fees recognized during the three-month periods ended June 30, 2017 and July 1, 2016 were not material and are included in interest and other, net within the condensed consolidated statements of operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets and liabilities are recognized.

As of June 30, 2017, approximately $1.6 billion of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds of approximately $1.0 billion and deferred purchase price receivables of approximately $547.5 million. As of March 31, 2017, approximately $1.5 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $1.0 billion and deferred purchase price receivables of approximately $506.5 million. The portion of the purchase price for the receivables which is not paid by the unaffiliated financial institutions in cash is a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in other current assets as of June 30, 2017 and March 31, 2017, and were carried at the expected recovery amount of the related receivables. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a loss on sale of the related receivables and recorded in interest and other, net in the condensed consolidated statements of operations and were immaterial for all periods presented.

As of June 30, 2017 and March 31, 2017, the accounts receivable balances that were sold under the ABS Programs were removed from the condensed consolidated balance sheets and the net cash proceeds received by the Company were included as cash provided by operating activities in the condensed consolidated statements of cash flows.

For the three-month periods ended June 30, 2017 and July 1, 2016, cash flows from sales of receivables under the ABS Programs consisted of approximately $1.5 billion and $1.4 billion, for transfers of receivables, respectively (of which approximately $67.2 million and $59.5 million, respectively, represented new transfers and the remainder proceeds from collections reinvested in revolving-period transfers).

The following table summarizes the activity in the deferred purchase price receivables account:

	Three-Month Periods Ended
	June 30, 2017	July 1, 2016
	(In thousands)
Beginning balance	$506,522	$501,097
Transfers of receivables	847,004	762,184
Collections	(806,034)	(802,947)
Ending balance	$547,492	$460,334

Trade Accounts Receivable Sale Programs

The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $217.4 million and $225.2 million as of June 30, 2017 and March 31, 2017, respectively. For the three-month periods ended June 30, 2017 and July 1, 2016, total accounts receivable sold to certain third party banking institutions was approximately $229.5 million and $453.0 million, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.

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

The following table summarizes the activities related to contingent consideration payable for historic acquisitions:

	Three-Month Periods Ended
	June 30, 2017	July 1, 2016
	(In thousands)
Beginning balance	$22,426	$73,423
Additions to accrual	—	—
Payments	—	—
Fair value adjustments	(7,000)	1,835
Ending balance	$15,426	$75,258

In connection with the acquisition of NEXTracker, Inc. in fiscal year 2016, the Company has an obligation to pay additional cash consideration to the former shareholders contingent upon NEXTracker, Inc.'s achievement of revenue targets during the two years after acquisition (ending on September 30, 2017). During the quarter ended June 30, 2017, the Company adjusted the estimated remaining amount to be paid based on current revenue forecasts for the quarter ending September 29, 2017 resulting in a $7.0 million credit to the condensed consolidated statement of operations.

The Company values deferred purchase price receivables relating to its asset-backed securitization program based on a discounted cash flow analysis using unobservable inputs (i.e., level 3 inputs), which are primarily risk free interest rates adjusted for the credit quality of the underlying creditor. Due to its high credit quality and short term maturity, the fair value approximates carrying value. Significant increases in either of the major unobservable inputs (credit spread, risk free interest rate) in isolation would result in lower fair value estimates, however the impact is not material. The interrelationship between these inputs is also insignificant. Refer to note 10 for a reconciliation of the change in the deferred purchase price receivable during the three-month periods ended June 30, 2017 and July 1, 2016.

There were no transfers between levels in the fair value hierarchy during the three-month periods ended June 30, 2017 and July 1, 2016.

Financial Instruments Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$576,460	$—	$576,460
Deferred purchase price receivable (Note 10)	—	—	547,492	547,492
Foreign exchange contracts (Note 8)	—	22,079	—	22,079
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	7,806	56,041	—	63,847
Liabilities:				0
Foreign exchange contracts (Note 8)	$—	$(11,035)	$—	$(11,035)
Contingent consideration in connection with business acquisitions	—	—	(15,426)	(15,426)

	Fair Value Measurements as of March 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$1,066,841	$—	$1,066,841
Deferred purchase price receivable (Note 10)	—	—	506,522	506,522
Foreign exchange contracts (Note 8)	—	22,022	—	22,022
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	7,062	52,680	—	59,742
Liabilities:				0
Foreign exchange contracts (Note 8)	$—	$(11,742)	$—	$(11,742)
Contingent consideration in connection with business acquisitions	—	—	(22,426)	(22,426)

Other financial instruments

The following table presents the Company’s major debts not carried at fair value:

	As of June 30, 2017		As of March 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)
4.625% Notes due February 2020	$500,000	$526,370	$500,000	$526,255	Level 1
Term Loan, including current portion, due in installments through November 2021	700,000	699,125	700,000	699,566	Level 1
Term Loan, including current portion, due in installments through June 2022 (1)	502,500	503,405	502,500	503,756	Level 1
5.000% Notes due February 2023	500,000	546,820	500,000	534,820	Level 1
4.750% Notes due June 2025	596,078	639,876	595,979	633,114	Level 1
Euro Term Loan due September 2020	55,977	55,977	53,075	53,075	Level 1
Euro Term Loan due January 2022	114,093	114,093	107,357	107,357	Level 1
Total	$2,968,648	$3,085,666	$2,958,911	$3,057,943

(1) On June 30, 2017, the Company entered into a new arrangement and extended the maturity date of the agreement from March 31, 2019 to June 30, 2022. Refer to note 6 for further details of the arrangement.

The Company values its Euro Term Loans due September 2020 and January 2022 based on the current market rate, and as of June 30, 2017, the carrying amounts approximates fair values.

The Term Loans due November 2021 and June 2022, and the Notes due February 2020, February 2023 and June 2025 are valued based on broker trading prices in active markets.

12. BUSINESS AND ASSET ACQUISITIONS & DIVESTITURES

Business and asset acquisitions

In April 2017, the Company completed its acquisition of AGM, which expanded its capabilities in the automotive market, and is included within the HRS segment. The Company paid $213.7 million, net of cash acquired.

A summary of the allocation of the total purchase consideration is presented as follows (in thousands):

	Purchase Consideration	Net Tangible Assets Acquired	Purchased Intangible Assets	Goodwill
AGM	$213,718	$69,091	$108,000	$36,627

The Company is in the process of finalizing its valuation of the fair value of the assets and liabilities acquired from AGM. Additional information, which existed as of the acquisition date, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the date of acquisition. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill during the respective measurement periods.

The results of operations of the AGM acquisition were included in the Company’s condensed consolidated financial results beginning on the date of acquisition, and the total amount of net income and revenue were immaterial to the Company's condensed consolidated financial results for the three-month period ended June 30, 2017. Pro-forma results of operations have not been presented because the effects were not material to the Company’s condensed consolidated financial results for all periods presented.

13.  SHARE REPURCHASES

During the three-month period ended June 30, 2017, the Company repurchased 4.5 million shares at an aggregate purchase price of $73.9 million and retired all of these shares.

Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $500 million in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Annual General Meeting held on August 24, 2016. As of June 30, 2017, shares in the aggregate amount of $211.5 million were available to be repurchased under the current plan.

14.  SEGMENT REPORTING

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

Selected financial information by segment is as follows:

	Three-Month Periods Ended
	June 30, 2017	July 1, 2016
	(In thousands)
Net sales:
Communications & Enterprise Compute	$1,973,333	$2,195,990
Consumer Technologies Group	1,511,969	1,313,782
Industrial & Emerging Industries	1,390,599	1,289,015
High Reliability Solutions	1,132,371	1,078,026
	$6,008,272	$5,876,813
Segment income and reconciliation of income before tax:
Communications & Enterprise Compute	$48,603	$61,899
Consumer Technologies Group	18,004	24,634
Industrial & Emerging Industries	55,376	49,977
High Reliability Solutions	90,212	88,536
Corporate and Other	(34,278)	(34,800)
Total segment income	177,917	190,246
Reconciling items:
Intangible amortization	19,901	21,598
Stock-based compensation	21,796	23,797
Other charges (income), net	(36,165)	3,529
Interest and other, net	26,876	24,399
Income before income taxes	$145,509	$116,923

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise specifically stated, references in this report to “Flex,” “the Company,” “we,” “us,” “our” and similar terms mean Flex Ltd., and its subsidiaries.

This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those risks and uncertainties discussed in this section, as well as any risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this report on Form 10-Q, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2017. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

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

•
Industrial and Emerging Industries ("IEI"), which is comprised of energy and metering, semiconductor and capital equipment, office solutions, industrial, home and lifestyle, industrial automation and kiosks, and lighting; and

•
High Reliability Solutions ("HRS"), which is comprised of our medical business, including consumer health, digital health, disposables, precision plastics, drug delivery, diagnostics, life sciences and imaging equipment; our automotive business, including vehicle electrification, connectivity, autonomous vehicles, and clean technologies; and our defense and aerospace businesses, focused on commercial aviation, defense and military.

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

During the past few years, we have made significant efforts to evolve our long-term portfolio towards a higher mix of businesses which possess longer product life cycles and higher segment operating margins such as reflected in our IEI and HRS businesses. Since the beginning of fiscal year 2016, we launched several programs broadly across our portfolio of services and in some instances we deployed certain new technologies. We continue to invest in innovation and we have expanded our design and engineering relationships through our product innovation centers.

We believe that our business transformation has strategically positioned us to take advantage of the long-term, future growth prospects for outsourcing of advanced manufacturing capabilities, design and engineering services and after-market services, which remain strong.

We are one of the world's largest providers of global supply chain solutions, with revenues of $6.0 billion for the three-month period ended June 30, 2017 and $23.9 billion in fiscal year 2017. The following tables set forth the relative percentages and dollar amounts of net sales and net property and equipment, by country, based on the location of our manufacturing sites:

	Three-Month Periods Ended
Net sales:	June 30, 2017		July 1, 2016
	(In thousands)
China	$1,744,540	29%	$1,840,853	31%
Mexico	1,040,445	17%	915,345	16%
U.S.	694,337	12%	708,410	12%
Brazil	598,051	10%	371,672	6%
Malaysia	504,572	8%	572,763	10%
Other	1,426,327	24%	1,467,770	25%
	$6,008,272		$5,876,813

	As of		As of
Property and equipment, net:	June 30, 2017		March 31, 2017
	(In thousands)
China	$692,131	29%	$719,972	31%
Mexico	556,532	24%	525,582	23%
U.S.	297,109	13%	290,463	13%
Malaysia	166,290	7%	173,410	7%
Hungary	138,627	6%	132,527	6%
Other	495,751	21%	475,372	20%
	$2,346,440		$2,317,026

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

Refer to the accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, where we discuss our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales. The financial information and the discussion below should be read together with the condensed consolidated financial statements and notes thereto included in this document. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Annual Report on Form 10-K.

	Three-Month Periods Ended
	June 30, 2017	July 1, 2016
Net sales	100.0%	100.0%
Cost of sales	93.2	93.1
Gross profit	6.8	6.9
Selling, general and administrative expenses	4.2	4.1
Intangible amortization	0.3	0.4
Interest and other, net	0.4	0.4
Other charges (income), net	(0.6)	0.1
Income before income taxes	2.5	1.9
Provision for income taxes	0.3	0.2
Net income	2.2%	1.7%

Net sales

The following table sets forth our net sales by segment and their relative percentages. Historical information has been recast to reflect realignment of customers and/or products between segments to ensure comparability:

	Three-Month Periods Ended
Segments:	June 30, 2017		July 1, 2016
	(In thousands)
Communications & Enterprise Compute	$1,973,333	33%	$2,195,990	37%
Consumer Technologies Group	1,511,969	25%	1,313,782	22%
Industrial & Emerging Industries	1,390,599	23%	1,289,015	22%
High Reliability Solutions	1,132,371	19%	1,078,026	18%
	$6,008,272		$5,876,813

Net sales during the three-month period ended June 30, 2017 totaled $6.0 billion, representing an increase of approximately $0.1 billion, or 2% from $5.9 billion during the three-month period ended July 1, 2016. The overall increase in sales was driven by increases in three of our segments while sales in our CEC segment decreased. Our CTG segment increased $198 million, primarily because of stronger sales in our connected living and mobile devices businesses, offset by a decrease in gaming. Our IEI segment increased $102 million, mainly driven by our industrial, home and lifestyle business in addition to growth in our solar energy business. Our HRS segment increased $54 million from higher sales in our automotive business offsetting declines in our medical business. These increases were partially offset by a decline in our CEC segment of $223 million, largely attributable to lower sales within our telecom and legacy server & storage business, offset by increased sales of our cloud and data center business. Net sales increased $351 million to $2.4 billion in the Americas, offset by decreases of $106 million to $2.6 billion in Asia, and $114 million to $1.0 billion in Europe.

Our ten largest customers, during the three-month periods ended June 30, 2017 and July 1, 2016, accounted for approximately 43% of net sales, respectively. No customer accounted for more than 10% of net sales during the three-month periods ended June 30, 2017 and July 1, 2016.

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

Gross profit during the three-month period ended June 30, 2017 increased $1 million to $407 million, or 6.8% of net sales, from $406 million, or 6.9% of net sales, during the three-month period ended July 1, 2016. Gross margins deteriorated 10 basis points over the same period. This decline in gross margin is the result of increased investment and costs as we ramp certain strategic relationships primarily in our CTG segment. We also saw elevated levels of costs associated with material management, labor inefficiencies and capacity refinements as we transition through a production curve with a strategic customer. The foregoing was partially offset by improved mix contributions from the expansion of our IEI and HRS business groups, which are higher margin end markets.

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

The following table sets forth segment income and margins. Historical information has been recast to reflect realignment of customers and/or products between segments:

	Three-Month Periods Ended
	June 30, 2017		July 1, 2016
	(In thousands)
Segment income & margin:
Communications & Enterprise Compute	$48,603	2.5%	$61,899	2.8%
Consumer Technologies Group	18,004	1.2%	24,634	1.9%
Industrial & Emerging Industries	55,376	4.0%	49,977	3.9%
High Reliability Solutions	90,212	8.0%	88,536	8.2%
Corporate and Other	(34,278)		(34,800)
Total segment income	177,917	3.0%	190,246	3.2%
Reconciling items:
Intangible amortization	19,901		21,598
Stock-based compensation	21,796		23,797
Other charges (income), net	(36,165)		3,529
Interest and other, net	26,876		24,399
Income before income taxes	$145,509		$116,923

CEC segment margin decreased 30 basis points, to 2.5% for the three-month period ended June 30, 2017, from 2.8% during the three-month period ended July 1, 2016 due to lower capacity utilization causing reduced overhead absorption, coupled with modest increased investments to expand its converged enterprise and cloud capabilities.

CTG segment margin decreased 70 basis point to 1.2% for the three-month period ended June 30, 2017, from 1.9% during the three-month period ended July 1, 2016. The decrease in margin reflected the negative impacts from the elevated levels of production ramp costs discussed earlier in Gross Profit above.

IEI segment margin increased 10 basis points, to 4.0% for the three-month period ended June 30, 2017, from 3.9% during the three-month period ended July 1, 2016 primarily as revenues increased resulting in improved absorption of costs as a result of ramping multiple new programs in our industrial, home and lifestyle and energy businesses.

HRS segment margin decreased 20 basis points, to 8.0% for the three-month period ended June 30, 2017, from 8.2% during the three-month period ended July 1, 2016 primarily as a result of an elevated level of investments during the current quarter as part of our Sketch-to-Scaletm initiatives.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) was $251 million, or 4.2% of net sales, during the three-month period ended June 30, 2017, increasing $11 million from $240 million, or 4.1% of net sales, during the three-month period ended July 1, 2016, primarily due to incremental costs associated with our continued expansion of our design and engineering resources and innovation system to support our increased Sketch-to-Scaletm initiatives combined with incremental costs from our acquisitions.

Intangible amortization

Amortization of intangible assets marginally declined during the three-month period ended June 30, 2017 to $20 million from $22 million for the three-month period ended July 1, 2016, primarily due to certain intangibles now being fully amortized.

Interest and other, net

Interest and other, net was $27 million during the three-month period ended June 30, 2017 compared to $24 million during the three-month period ended July 1, 2016. The increase in interest and other, net of $3 million was primarily a result of higher interest expense due to higher interest rates and higher average borrowing level.

Other charges (income), net

Other charges (income), net was $36 million of income during the three-month period ended June 30, 2017 compared to $4 million of charges during the three-month period ended July 1, 2016. The increase is primarily due to a $39 million gain recognized for the disposition of Wink. See note 2 to the condensed consolidated financial statements.

Income taxes

Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to note 13, “Income Taxes” of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 for further discussion.

Our policy is to provide a valuation allowance against deferred tax assets that in our estimation are not more likely than not to be realized.

The consolidated effective tax rate was 14.3% for three-month period ended June 30, 2017, and 9.6% for the three-month period ended July 1, 2016. The effective rate varies from the Singapore statutory rate of 17.0% as a result of recognition of earnings in different jurisdictions (we generate most of our revenues and profits from operations outside of Singapore), operating loss carryforwards, income tax credits, release of previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effect of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia and Israel. The effective tax rate for the three-month period ended June 30, 2017 is higher than the effective tax rate for the three-month period ended July 1, 2016 primarily due to unfavorable foreign exchange impacts on liabilities for uncertain tax positions in the three-month period ended June 30, 2017 compared with favorable foreign exchange impacts and a favorable audit settlement which resulted in the release of an accrual for uncertain tax positions during the three-month period ended July 1, 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, we had cash and cash equivalents of approximately $1.6 billion and bank and other borrowings of approximately $3.0 billion. We have a $1.75 billion revolving credit facility that expires in June 2022, under which there were no borrowings outstanding as of the end of the quarter. As of June 30, 2017, we were in compliance with the covenants under each of our existing credit facilities and indentures.

Cash provided by operating activities was $139 million during the three-month period ended June 30, 2017. This resulted from $125 million of net income for the period plus adjustments for $143 million net non-cash charges such as depreciation, amortization, and stock-based compensation partially offset by a $39 million gain on sale of Wink, which are included in the determination of net income. The foregoing was partially offset by a $91 million net increase in our operating assets and liabilities as we ramp into second quarter production.

For the quarterly periods indicated, certain key liquidity metrics were as follows:

Three-Month Periods Ended
	June 30, 2017	July 1, 2016
Days in trade accounts receivable	42 days	39 days
Days in inventory	57 days	59 days
Days in accounts payable	76 days	71 days
Cash conversion cycle	23 days	27 days

Days in trade accounts receivable was calculated as average accounts receivable, net of allowance for doubtful accounts, for the current and prior quarters, adding back the reduction in accounts receivable resulting from non-cash accounts receivable sales, divided by annualized sales for the current quarter by day. During the three-month period ended June 30, 2017, days in trade accounts receivable increased by 3 days compared to the three-month period ended July 1, 2016 due to an increase in accounts receivable not offset by a proportionate increase in sales. Non-cash accounts receivable sales or deferred purchase price receivables included for the purposes of the calculation were $547 million and $460 million for the quarters ended June 30, 2017 and July 1, 2016, respectively. Deferred purchase price receivables are recorded in other current assets in the condensed consolidated balance sheets. For further information regarding deferred purchase price receivables see note 10 to the condensed consolidated financial statements.

Days in inventory was calculated as the average inventory for the current and prior quarters divided by annualized cost of sales for the respective quarter by day. Days in inventory decreased by 2 days during the three-month period ended June 30, 2017, compared to the three-month period ended July 1, 2016, primarily driven by an increase of cost of sales.

Days in accounts payable was calculated as the average accounts payable for the current and prior quarters divided by annualized cost of sales for the respective quarter by day. Days in accounts payable increased by 5 days during the three-month period ended June 30, 2017, compared to the three-month period ended July 1, 2016, primarily due to timing of purchases driving an increase in accounts payable not offset by a proportionate increase in cost of sales.

Our cash conversion cycle was calculated as the sum of days of inventory and days of account receivables outstanding less days payable outstanding. Our cash conversion cycle decreased by 4 days during the three-month period ended June 30, 2017, compared to the three-month period ended July 1, 2016, due to the factors for each of the components in the calculation discussed above.

Cash used in investing activities amounted to $352 million during the three-month period ended June 30, 2017. We paid $214 million for the acquisition of AGM, net of cash acquired, during the quarter and invested $119 million for property and equipment to expand capabilities and capacity in support of our automotive and medical businesses. In addition, other investing activities includes payments for investments, net of cash received, in non-core businesses of $18 million.

We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our free cash flow is calculated as cash from operations less net purchases of property and equipment. Our free cash flows for the three-month period ended June 30, 2017 was $19 million compared to $121 million for the three-month period ended July 1, 2016. Free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Three-Month Periods Ended
	June 30, 2017	July 1, 2016
	(In thousands)
Net cash provided by operating activities	$138,516	$263,932
Purchases of property and equipment	(124,851)	(159,103)
Proceeds from the disposition of property and equipment	5,476	15,722
Free cash flow	$19,141	$120,551

Cash used in financing activities was $23 million during the three-month period ended June 30, 2017, which was primarily for the repurchase of our ordinary shares in the amount of $74 million, offset by $59 million received from third party investors in exchange for a noncontrolling equity interest in one of our subsidiaries.

Our cash balances are held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months. As of June 30, 2017, more than half of our cash and cash equivalent was held by foreign subsidiaries outside of Singapore. As of March 31, 2017, over half of our cash and cash equivalents was held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $1.2 billion as of March 31, 2017). Repatriation could result in an additional income tax payment, however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.

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

Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Extraordinary General Meeting which was held on August 24, 2016. During the three-month period ended June 30, 2017, we paid $74 million to repurchase shares under the current repurchase plan at an average price of $16.43 per share. As of June 30, 2017, shares in the aggregate amount of $212 million were available to be repurchased under the current plan.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2017. There have been no material changes in our contractual obligations and commitments since March 31, 2017 except for the following changes to our debt obligations.

On June 30, 2017 we extended the maturity date of one of our term loan agreements from March 31, 2019 to June 30, 2022. Refer to note 6 to the condensed consolidated financial statements for additional details on this term loan.

Future payments due under our long-term debt changed from those described in the Contractual Obligations and Commitments table contained within our Annual Report on our Form 10-K for the fiscal year ended March 31, 2017, and accordingly have been updated as follows:

	Total	Less Than 1 Year	1-3 Years	4-5 Years	Great Than 5 Years
	(In thousands)
Long-term Debt Obligations:
Long-term debt	$2,968,150	$37,730	$585,434	$905,870	$1,439,116

OFF-BALANCE SHEET ARRANGEMENTS

We sell designated pools of trade receivables to unaffiliated financial institutions under our ABS programs, and in addition to cash, we receive a deferred purchase price receivable for each pool of the receivables sold. Each of these deferred purchase price receivables serves as additional credit support to the financial institutions and is recorded at its estimated fair value. As of June 30, 2017 and March 31, 2017, the fair values of our deferred purchase price receivable were approximately $547 million and $507 million, respectively. As of June 30, 2017 and March 31, 2017, the outstanding balance on receivables sold for cash was $1.2 billion under all our accounts receivable sales programs, which are not included in our condensed consolidated balance sheets. For further information, see note 10 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the three-month period ended June 30, 2017 as compared to the fiscal year ended March 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2017. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our first quarter of fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material updates to our legal proceedings for the three-month period ended June 30, 2017 as compared to the fiscal year ended March 31, 2017.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2017, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of our ordinary shares made by us for the period from April 1, 2017 through June 30, 2017:

Period (2)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - May 5, 2017	1,012,915	$15.80	1,012,915	$269,322,239
May 6 - June 2, 2017	2,019,781	$16.40	2,019,781	$236,207,839
June 3 - June 30, 2017	1,462,840	$16.92	1,462,840	$211,458,097
Total	4,495,536		4,495,536
____________________________________________________________

(1)
During the period from April 1, 2017 through June 30, 2017, all purchases were made pursuant to the program discussed below in open market transactions.  All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)
On August 24, 2016, our Board of Directors authorized the repurchase of our outstanding ordinary shares for up to $500 million.  This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of June 30, 2017, shares in the aggregate amount of $211.5 million were available to be repurchased under the current plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits — See Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLEX LTD.
(Registrant)

/s/ Michael M. McNamara
Michael M. McNamara
Chief Executive Officer
(Principal Executive Officer)

Date:	August 1, 2017
/s/ Christopher Collier
Christopher Collier
Chief Financial Officer
(Principal Financial Officer)

Date:	August 1, 2017

EXHIBIT INDEX

			Incorporated by Reference			Filed
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith

10.01	Credit Agreement, dated as of June 30, 2017, among Flex Ltd. and certain of its subsidiaries from time to time party thereto, as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and the other Lenders party thereto.	8-K	000- 23354	6/30/2017	10.01
10.02	Scott Offer Offer Letter dated June 14, 2016					X
10.03	Description of Annual Incentive Bonus Plan for Fiscal 2018.					X
10.04	Description of Performance Long Term Incentive Plan for Fiscal 2018.					X
15.01	Letter in lieu of consent of Deloitte & Touche LLP.					X
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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