Form 10-Q
period 2017-09-29
FLEX LTD.
filed 2017-10-30
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2017

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2017
Ordinary Shares, No Par Value	528,471,586

FLEX LTD.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	4
	Report of Independent Registered Public Accounting Firm	4
	Condensed Consolidated Balance Sheets (unaudited) — September 29, 2017 and March 31, 2017	5
	Condensed Consolidated Statements of Operations (unaudited) — Three-Month and Six-Month Periods Ended September 29, 2017 and September 30, 2016	6
	Condensed Consolidated Statements of Comprehensive Income (unaudited) — Three-Month and Six-Month Periods Ended September 29, 2017 and September 30, 2016	7
	Condensed Consolidated Statements of Cash Flows (unaudited) — Three-Month and Six-Month Periods Ended September 29, 2017 and September 30, 2016	8
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	40
Signatures		41

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flex Ltd.
Singapore

We have reviewed the accompanying condensed consolidated balance sheet of Flex Ltd. and subsidiaries (the “Company”) as of September 29, 2017, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended September 29, 2017 and September 30, 2016, and the related condensed consolidated statements of cash flows for the six-month periods ended September 29, 2017 and September 30, 2016. These interim financial statements are the responsibility of the Company’s management.

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
October 30, 2017

FLEX LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 29, 2017	As of March 31, 2017
	(In thousands, except share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,369,502	$1,830,675
Accounts receivable, net of allowance for doubtful accounts of $63,000 and $57,302 as of September 29, 2017 and March 31, 2017, respectively	2,632,934	2,192,704
Inventories	3,773,654	3,396,462
Other current assets	1,091,957	967,935
Total current assets	8,868,047	8,387,776
Property and equipment, net	2,415,574	2,317,026
Goodwill	1,086,978	984,867
Other intangible assets, net	420,459	362,181
Other assets	770,848	541,513
Total assets	$13,561,906	$12,593,363

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$46,977	$61,534
Accounts payable	5,231,130	4,484,908
Accrued payroll	400,074	344,245
Other current liabilities	1,552,254	1,613,940
Total current liabilities	7,230,435	6,504,627
Long-term debt, net of current portion	2,909,144	2,890,609
Other liabilities	550,042	519,851
Shareholders’ equity
Flex Ltd. shareholders’ equity
Ordinary shares, no par value; 579,167,500 and 581,534,129 issued, and 528,928,145 and 531,294,774 outstanding as of September 29, 2017 and March 31, 2017, respectively	6,627,225	6,733,539
Treasury stock, at cost; 50,239,355 shares as of September 29, 2017 and March 31, 2017	(388,215)	(388,215)
Accumulated deficit	(3,242,852)	(3,572,648)
Accumulated other comprehensive loss	(123,873)	(128,143)
Total Flex Ltd. shareholders’ equity	2,872,285	2,644,533
Noncontrolling interests	—	33,743
Total shareholders’ equity	2,872,285	2,678,276
Total liabilities and shareholders’ equity	$13,561,906	$12,593,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Six-Month Periods Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
	(In thousands, except per share amounts) (Unaudited)
Net sales	$6,270,420	$6,008,525	$12,278,692	$11,885,338
Cost of sales	5,877,095	5,694,834	11,478,435	11,165,652
Gross profit	393,325	313,691	800,257	719,686
Selling, general and administrative expenses	274,149	243,943	524,960	483,489
Intangible amortization	16,376	21,986	36,277	43,584
Interest and other, net	27,554	24,632	54,430	49,031
Other charges (income), net	(143,167)	8,388	(179,332)	11,917
Income before income taxes	218,413	14,742	363,922	131,665
Provision for income taxes	13,327	17,250	34,126	28,444
Net income (loss)	$205,086	$(2,508)	$329,796	$103,221

Earnings (losses) per share:
Basic	$0.39	$0.00	$0.62	$0.19
Diluted	$0.38	$0.00	$0.61	$0.19
Weighted-average shares used in computing per share amounts:
Basic	531,313	544,055	530,790	544,353
Diluted	536,019	544,055	536,311	549,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended		Six-Month Periods Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
	(In thousands) (Unaudited)
Net income (loss)	$205,086	$(2,508)	$329,796	$103,221
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	9,478	4,213	20,314	14,074
Unrealized loss on derivative instruments and other, net of zero tax	(13,875)	(2,059)	(16,044)	(711)
Comprehensive income (loss)	$200,689	$(354)	$334,066	$116,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Periods Ended
	September 29, 2017	September 30, 2016
	(In thousands) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$329,796	$103,221
Depreciation, amortization and other impairment charges	264,718	337,387
Gain from deconsolidation of a subsidiary entity	(151,574)	—
Changes in working capital and other	(162,135)	102,944
Net cash provided by operating activities	280,805	543,552
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(264,030)	(305,936)
Proceeds from the disposition of property and equipment	36,123	26,561
Acquisition of businesses, net of cash acquired	(273,167)	(189,895)
Proceeds from divestiture of businesses, net of cash held in divested businesses	(2,949)	36,073
Other investing activities, net	(114,063)	20,357
Net cash used in investing activities	(618,086)	(412,840)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	—	75,035
Repayments of bank borrowings and long-term debt	(26,483)	(110,592)
Payments for repurchases of ordinary shares	(145,005)	(184,698)
Net proceeds from issuance of ordinary shares	1,211	11,344
Other financing activities, net	60,591	(6,836)
Net cash used in financing activities	(109,686)	(215,747)
Effect of exchange rates on cash and cash equivalents	(14,206)	14,521
Net decrease in cash and cash equivalents	(461,173)	(70,514)
Cash and cash equivalents, beginning of period	1,830,675	1,607,570
Cash and cash equivalents, end of period	$1,369,502	$1,537,056

Non-cash investing activities:
Unpaid purchases of property and equipment	$125,187	$67,633
Non-cash investment in Elementum	$132,679	$—
Non-cash proceeds from sale of Wink	$59,000	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2017 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended September 29, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018.

The first quarters for fiscal year 2018 and fiscal year 2017 ended on June 30, 2017, which is comprised of 91 days in the period, and July 1, 2016, which is comprised of 92 days in the period, respectively. The second quarters for fiscal year 2018 and fiscal year 2017 ended on September 29, 2017 and September 30, 2016, which are comprised of 91 days in both periods.

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

Recently Issued Accounting Pronouncements

In August 2017, the FASB issued new guidance with the objective of improving the financial reporting of hedging relationships and simplifying the application of the hedge accounting guidance in current GAAP. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020 with early adoption permitted. The Company expects the new guidance will have an immaterial impact on its consolidated financial statements, and it intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2020.

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

The Company is in the process of implementation activities in accordance with the planned effective date. These activities are focused on the review of significant customer contracts, identification and development of additional systems capabilities to enable the Company to make reasonable estimates of revenue as products are manufactured, and the design and implementation of relevant internal controls. The Company has determined that the new standard will change the timing of revenue recognition for a significant portion of its business. Under the new standard, revenue for a significant majority of the manufacturing services customer contracts will be recognized earlier than under the current accounting rules (where Flex recognizes revenue based on shipping and delivery). This change will also have material impacts to the Company’s balance sheet, primarily related to a reduction in finished goods and work-in-process inventories and a corresponding increase in unbilled receivables.

The new guidance allows for two transition methods in application - (i) retrospective to each prior reporting period presented, or (ii) prospective with the cumulative effect of adoption recognized on April 1, 2018, the first day of the Company's fiscal year 2019 (also known as the modified retrospective approach). The Company will adopt the standard using the modified retrospective approach, which will result in an adjustment to accumulated deficit for the cumulative effect of applying this guidance to contracts in process as of the adoption date. Under this approach, prior financial statements presented will not be restated. This guidance requires additional disclosures of the amount by which each financial statement line item affected in the current reporting period during fiscal year 2019 as compared to the guidance that was in effect before the change, and an explanation of the reasons for the significant changes.

2.  BALANCE SHEET ITEMS

Inventories

The components of inventories, net of applicable lower of cost and net realizable value write-downs, were as follows:

	As of September 29, 2017	As of March 31, 2017
	(In thousands)
Raw materials	$2,672,700	$2,537,623
Work-in-progress	474,477	279,493
Finished goods	626,477	579,346
	$3,773,654	$3,396,462

Goodwill and Other Intangible Assets

The following table summarizes the activity in the Company’s goodwill account for each of its four segments during the six-month period ended September 29, 2017:

	HRS	CTG	IEI	CEC	Amount
	(In thousands)
Balance, beginning of the year	$420,935	$111,223	$337,707	$115,002	$984,867
Additions (1)	75,280	—	—	—	75,280
Divestitures (2)	—	(3,475)	—	—	(3,475)
Purchase accounting adjustments	—	—	—	(14)	(14)
Foreign currency translation adjustments (3)	30,320	—	—	—	30,320
Balance, end of the period	$526,535	$107,748	$337,707	$114,988	$1,086,978

(1)
The goodwill generated from the Company’s acquisition of AGM Automotive ("AGM") completed during the six-month period ended September 29, 2017 is primarily related to value placed on the acquired employee workforces, service offerings and capabilities of the acquired business. The goodwill is not deductible for income tax purposes. See note 12 for additional information.

(2)
During the six-month period ended September 29, 2017, the Company disposed of Wink Labs Inc. ("Wink"), a business within the CTG segment, and recorded an aggregate reduction of goodwill of $3.5 million accordingly, which is included as an offset to the gain on sale recorded in other charges (income), net on the condensed consolidated statement of operations.

(3)
During the six-month period ended September 29, 2017, the Company recorded $30.3 million of foreign currency translation adjustments primarily related to the goodwill associated with the acquisition of Mirror Controls International ("MCi"), as the U.S. Dollar fluctuated against the Euro.

The components of acquired intangible assets are as follows:

	As of September 29, 2017			As of March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets:
Customer-related intangibles	$352,651	$(125,276)	$227,375	$260,704	$(105,912)	$154,792
Licenses and other intangibles	280,712	(87,628)	193,084	283,897	(76,508)	207,389
Total	$633,363	$(212,904)	$420,459	$544,601	$(182,420)	$362,181

The gross carrying amounts of intangible assets are removed when fully amortized. During the six-month period ended September 29, 2017, the total value of intangible assets increased primarily as a result of the Company's estimated value of $82.0 million for customer related intangibles acquired with the AGM acquisition in the HRS segment, which will amortize over a weighted-average estimated useful life of 10 years. The increase was partially offset by $7.5 million for the divestiture of Wink in the CTG segment. The assigned value is subject to change as the Company completes the valuation. The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2018 (1)	$37,620
2019	70,049
2020	63,846
2021	59,436
2022	50,401
Thereafter	139,107
Total amortization expense	$420,459
____________________________________________________________

(1)	Represents estimated amortization for the remaining six-month period ending March 31, 2018.

Other Current Assets

Other current assets include approximately $487.2 million and $506.5 million as of September 29, 2017 and March 31, 2017, respectively, for the deferred purchase price receivable from the Company's Global and North American Asset-Backed Securitization programs. See note 10 for additional information.

Other Assets

During the first quarter of fiscal year 2018, the Company sold Wink to an unrelated third-party venture backed company in exchange for contingent consideration fair valued at $59.0 million. This estimated consideration was based on the value of the acquirer as of the most recent third-party funding of which the Company participated. The Company recognized a non-cash gain on sale of $38.7 million, which is recorded in other charges (income), net on the condensed consolidated statement of income in the six-month period ended September 29, 2017. The contingent consideration is expected to be settled in the fourth quarter of fiscal year 2018, based on a remeasured fair value on the settlement date. As of September 29, 2017, the total investment, including working capital advances, of $72.8 million is accounted for as a cost method investment, and is included in other assets on the condensed consolidated balance sheet.

During the second quarter of fiscal year 2018, the Company deconsolidated one of its majority owned subsidiaries, following the amendments of certain agreements that resulted in joint control of the board of directors between the Company and other non-controlling interest holders. As of September 29, 2017, this subsidiary is accounted for as a cost method investment of approximately $132.7 million and is included in other assets on the condensed consolidated balance sheet. See note 5 for additional information on the deconsolidation.

Other Current Liabilities

Other current liabilities include customer working capital advances of $187.8 million and $231.3 million, customer-related accruals of $453.2 million and $501.9 million, and deferred revenue of $284.8 million and $280.7 million as of September 29, 2017 and March 31, 2017, respectively. The customer working capital advances are not interest-bearing, do not have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production.

3.  SHARE-BASED COMPENSATION

Historically, the Company's primary plan used for granting equity compensation awards was the 2010 Equity Incentive Plan (the "2010 Plan"). Effective August 15, 2017, awards are granted under the Company's 2017 Equity Incentive Plan (the "2017 Plan"), which was approved by the Company's shareholders at the 2017 Annual General Meeting of Shareholders. For further discussion on this 2017 Plan, refer to the Company's Proxy Statement, which was filed with the Securities and Exchange Commission on July 5, 2017.

The following table summarizes the Company’s share-based compensation expense:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
	(In thousands)
Cost of sales	$4,985	$2,636	$8,304	$5,069
Selling, general and administrative expenses	15,479	20,097	33,956	41,461
Total share-based compensation expense	$20,464	$22,733	$42,260	$46,530

Total unrecognized compensation expense related to share options under all plans was $6.6 million, and will be recognized over a weighted-average remaining vesting period of 1.6 years. As of September 29, 2017, the number of options outstanding and exercisable under all plans was 1.7 million and 0.6 million, respectively, at a weighted-average exercise price of $3.57 per share and $4.33 per share, respectively.

During the six-month period ended September 29, 2017, the Company granted 5.0 million unvested share bonus awards. Of this amount, approximately 4.2 million unvested share bonus awards have an average grant date price of $16.38 per share and vest over four years. Further, approximately 0.6 million of these unvested shares represents the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions. The average grant date fair value of these awards contingent on certain market conditions was estimated to be $20.25 per award and was calculated using a Monte Carlo simulation. The number of shares contingent on market conditions that ultimately will vest will range from zero up to a maximum of 1.2 million based on a measurement of the percentile rank of the Company’s total shareholder return over a certain specified period against the Standard and Poor’s (“S&P”) 500 Composite Index and will cliff vest after a period of three years, if such market conditions have been met. No additional share options under the immaterial plans were granted by the Company during the six-month period ended September 29, 2017.

As of September 29, 2017, approximately 16.3 million unvested share bonus awards under all plans were outstanding, of which vesting for a targeted amount of 2.1 million is contingent primarily on meeting certain market conditions. The number of shares that will ultimately be issued can range from zero to 4.2 million based on the achievement levels of the respective conditions. During the six-month period ended September 29, 2017, 1.4 million shares vested in connection with the share bonus awards with market conditions granted in fiscal year 2015.

As of September 29, 2017, total unrecognized compensation expense related to unvested share bonus awards under all plans was approximately $176.3 million, and will be recognized over a weighted-average remaining vesting period of 2.8 years.

4.  EARNINGS PER SHARE

The following table reflects basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share attributable to the shareholders of Flex Ltd.:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
	(In thousands, except per share amounts)
Net income (loss)	$205,086	$(2,508)	$329,796	$103,221
Shares used in computation:
Weighted-average ordinary shares outstanding	531,313	544,055	530,790	544,353
Basic earnings (losses) per share	$0.39	$0.00	$0.62	$0.19

Diluted earnings (losses) per share:
Net income (loss)	$205,086	$(2,508)	$329,796	$103,221
Shares used in computation:
Weighted-average ordinary shares outstanding	531,313	544,055	530,790	544,353
Weighted-average ordinary share equivalents from stock options and awards (1) (2)	4,706	—	5,521	5,581
Weighted-average ordinary shares and ordinary share equivalents outstanding	536,019	544,055	536,311	549,934
Diluted earnings (losses) per share	$0.38	$0.00	$0.61	$0.19

____________________________________________________________
(1)         Options to purchase ordinary shares of 0.1 million and 1.7 million during the three-month periods ended September 29, 2017 and September 30, 2016, respectively, and share bonus awards of 0.8 million and 3.4 million for the three-month periods ended September 29, 2017 and September 30, 2016, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents. As a result of the Company's net loss for the three-month period ended September 30, 2016, ordinary share equivalents from approximately 4.3 million options and share bonus awards were excluded from the calculation of diluted earnings (losses) per share.

(2)         Options to purchase ordinary shares of 0.1 million and 0.9 million during the six-month periods ended September 29, 2017 and September 30, 2016, respectively, and share bonus awards of 0.5 million for the six-month period ended September 29, 2017 were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents. An immaterial amount of anti-dilutive share bonus awards was excluded for the six-month period ended September 30, 2016.

5. DECONSOLIDATION OF SUBSIDIARY ENTITY
The Company has a majority owned subsidiary, Elementum SCM (Cayman) Ltd ("Elementum"), which qualifies as a variable interest entity for accounting purposes. The Company owns a majority of Elementum’s outstanding equity (consisting primarily of preferred stock) and as of March 31, 2017, controlled its board of directors, which gave the Company the power to direct the activities of Elementum that most significantly impact its economic performance. Accordingly, the Company recognized the carrying value of the noncontrolling interest as a component of total shareholders' equity, and the consolidated financial statements include the financial position and results of operations of Elementum as of and for the period ended March 31, 2017.

During the quarter ended September 29, 2017, the Company and other minority shareholders of Elementum amended certain agreements resulting in joint control of the board of directors between the Company and other non-controlling interest holders. As a result, the Company concluded it is no longer the primary beneficiary of Elementum and accordingly, deconsolidated the entity. The Company no longer recognizes the carrying value of the noncontrolling interest as a component of total shareholder’s equity resulting in a reduction of $90.6 million of noncontrolling interest from its condensed consolidated balance sheet upon deconsolidation, which was treated as a non-cash financing activity in the condensed consolidated statement of cash flows for the period ended September 29, 2017. Further, the Company derecognized approximately $72.6 million of cash of Elementum as of the date of deconsolidation which is reflected as an outflow from investing activities within other investing activities, net in the condensed consolidated statement of cash flows for the period ended September 29, 2017. There were no other material impacts to the condensed consolidated balance sheet or condensed consolidated cash flows resulting from deconsolidation of the entity. The noncontrolling interest in the operating losses of Elementum prior to deconsolidation is immaterial for all periods presented and is classified as a component of interest and other, net, in the Company's condensed consolidated statements of operations.

The carrying amount of the Company’s variable interest in Elementum was approximately $132.7 million as of September 29, 2017, is accounted for as a cost method investment, and is included in other assets on the condensed consolidated balance sheet. The value of the Company’s variable interest was based on management’s estimate of the fair value of Elementum on the date of deconsolidation. Given that Elementum had recently raised equity funding from third-party investors, the Company concluded that the market approach was the most appropriate method to determine the fair value of the entity on the date of deconsolidation. The Company recognized a gain on deconsolidation of approximately $151.6 million with no related tax impact, which is included in other charges (income), net on the condensed consolidated statement of operations. As the Company is not obligated to fund future losses of Elementum, the carrying amount is the Company’s maximum risk of loss. Pro-forma financials have not been presented because the effects were not material to the Company’s condensed consolidated financial position and results of operation for all periods presented. Elementum remains a related party to the Company after deconsolidation.

6.  BANK BORROWINGS AND LONG TERM DEBT

Bank borrowings and long-term debt are as follows:

	As of September 29, 2017	As of March 31, 2017
	(In thousands)
4.625% Notes due February 2020	$500,000	$500,000
Term Loan, including current portion, due in installments through November 2021	700,000	700,000
Term Loan, including current portion, due in installments through June 2022	496,219	502,500
5.000% Notes due February 2023	500,000	500,000
4.75% Notes due June 2025	596,180	595,979
Other	179,101	169,671
Debt issuance costs	(15,379)	(16,007)
Total	$2,956,121	$2,952,143

The weighted-average interest rates for the Company’s long-term debt were 3.5% as of September 29, 2017 and March 31, 2017, respectively.

On June 30, 2017, the Company entered into a five-year credit facility consisting of a $1.75 billion revolving credit facility and a $502.5 million term loan, which is due to mature on June 30, 2022 (the "2022 Credit Facility"). This 2022 Credit Facility replaced the Company's $2.1 billion credit facility, which was due to mature on March 2019. The outstanding principal of the term loan portion of the 2022 Credit Facility is repayable in quarterly installments of approximately $6.3 million from September 30, 2017 through June 30, 2020 and approximately $12.6 million from September 30, 2020 through March 31, 2022 with the remainder due upon maturity. The Company determined that effectively extending the maturity date of the revolving credit and repaying the term loan due March 2019 qualified as a debt modification and consequently all unamortized debt issuance costs related to the $2.1 billion credit facility are capitalized and will be amortized over the term of the 2022 Credit Facility.

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

The 2022 Credit Facility is unsecured, and contains customary restrictions on the ability of the Company and its subsidiaries to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of significant exceptions and limitations. The 2022 Credit Facility also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio during the term of the 2022 Credit Facility. As of September 29, 2017, the Company was in compliance with the covenants under the 2022 Credit Facility agreement.

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

Repayment of the Company’s long term debt outstanding as of September 29, 2017 is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2018 (1)	$26,720
2019	44,080
2020	542,846
2021	111,784
2022	806,973
Thereafter	1,439,097
Total	$2,971,500
_________________________________________________________

(1)	Represents scheduled repayment for the remaining six-month period ending March 31, 2018.

7.  INTEREST AND OTHER, NET

During the three-month and six-month periods ended September 29, 2017, the Company recognized interest expense of $29.6 million and $58.6 million, respectively, on its debt obligations outstanding during the periods. During the three-month and six-month periods ended September 30, 2016, the Company recognized interest expense of $26.5 million and $53.4 million, respectively.

8.  FINANCIAL INSTRUMENTS

Foreign Currency Contracts

The Company enters into forward contracts and foreign currency swap contracts primarily to manage the foreign currency risk associated with monetary accounts and anticipated foreign currency denominated transactions. The Company hedges committed exposures and does not engage in speculative transactions. As of September 29, 2017, the aggregate notional amount of the Company’s outstanding foreign currency contracts was $7.8 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	1,966,000	—	$295,973	$—
EUR	27,750	104,595	32,555	121,947
HUF	18,773,250	—	70,800	—
INR	1,577,172	—	24,000	—
MXN	2,906,280	—	160,501	—
MYR	134,500	51,000	32,088	12,167
RON	104,130	—	26,573	—
SGD	31,300	—	23,033	—
Other	N/A	N/A	45,734	5,206
			711,257	139,320
Other Foreign Currency Contracts
BRL	—	706,000	—	221,407
CAD	233,429	246,916	188,706	199,609
CHF	13,160	31,378	13,502	32,192
CNY	1,554,257	—	234,000	—
DKK	187,600	158,800	29,576	25,036
EUR	1,926,154	2,309,322	2,261,811	2,713,000
GBP	34,051	63,058	45,574	84,125
HUF	18,465,506	20,671,489	69,639	77,959
ILS	162,700	97,800	45,932	27,610
INR	4,090,000	277,061	62,243	4,200
MXN	2,968,175	1,906,930	163,920	105,312
MYR	387,400	56,450	92,423	13,467
SEK	173,247	263,957	21,487	32,355
Other	N/A	N/A	93,599	59,170
			3,322,412	3,595,442

Total Notional Contract Value in USD			$4,033,669	$3,734,762

As of September 29, 2017, the fair value of the Company’s short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the condensed consolidated statements of operations. As of September 29, 2017 and March 31, 2017, the Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. These deferred losses were $2.2 million as of September 29, 2017, and are expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations primarily over the next twelve-month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal periods presented and are included as a component of interest and other, net in the condensed consolidated statements of operations.

The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 29, 2017	March 31, 2017	Balance Sheet Location	September 29, 2017	March 31, 2017
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$8,422	$11,936	Other current liabilities	$7,691	$1,814

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$28,151	$10,086	Other current liabilities	$25,777	$9,928

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

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	September 29, 2017			September 30, 2016
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(34,595)	$(84,881)	$(119,476)	$(40,174)	$(84,532)	$(124,706)
Other comprehensive gain (loss) before reclassifications	(3,865)	9,478	5,613	(1,169)	4,213	3,044
Net gains reclassified from accumulated other comprehensive loss	(10,010)	—	(10,010)	(890)	—	(890)
Net current-period other comprehensive gain (loss)	(13,875)	9,478	(4,397)	(2,059)	4,213	2,154
Ending balance	$(48,470)	$(75,403)	$(123,873)	$(42,233)	$(80,319)	$(122,552)

	Six-Month Periods Ended
	September 29, 2017			September 30, 2016
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(32,426)	$(95,717)	$(128,143)	$(41,522)	$(94,393)	$(135,915)
Other comprehensive gain (loss) before reclassifications	(845)	20,314	19,469	324	14,299	14,623
Net gains reclassified from accumulated other comprehensive loss	(15,199)	—	(15,199)	(1,035)	(225)	(1,260)
Net current-period other comprehensive gain (loss)	(16,044)	20,314	4,270	(711)	14,074	13,363
Ending balance	$(48,470)	$(75,403)	$(123,873)	$(42,233)	$(80,319)	$(122,552)

Substantially all unrealized gains relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three-month and six-month periods ended September 29, 2017 were recognized as a component of cost of sales in the condensed consolidated statement of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges.

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

The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.1% to 0.5% of serviced receivables per annum. Servicing fees recognized during the three-month and six-month periods ended September 29, 2017 and September 30, 2016 were not material and are included in interest and other, net within the condensed consolidated statements of operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets and liabilities are recognized.

As of September 29, 2017, approximately $1.5 billion of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds of approximately $1.0 billion and deferred purchase price receivables of approximately $487.2 million. As of March 31, 2017, approximately $1.5 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $1.0 billion and deferred purchase price receivables of approximately $506.5 million. The portion of the purchase price for the receivables which is not paid by the unaffiliated financial institutions in cash is a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in other current assets as of September 29, 2017 and March 31, 2017, and were carried at the expected recovery amount of the related receivables. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a loss on sale of the related receivables and recorded in interest and other, net in the condensed consolidated statements of operations and were immaterial for all periods presented.

As of September 29, 2017 and March 31, 2017, the accounts receivable balances that were sold under the ABS Programs were removed from the condensed consolidated balance sheets and the net cash proceeds received by the Company were included as cash provided by operating activities in the condensed consolidated statements of cash flows.

For the six-month periods ended September 29, 2017 and September 30, 2016, cash flows from sales of receivables under the ABS Programs consisted of approximately $3.1 billion and $2.8 billion, for transfers of receivables, respectively (of which approximately $135.7 million and $92.7 million, respectively, represented new transfers and the remainder proceeds from collections reinvested in revolving-period transfers).

The following table summarizes the activity in the deferred purchase price receivables account:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
	(In thousands)
Beginning balance	$547,492	$460,334	$506,522	$501,097
Transfers of receivables	770,101	760,540	1,617,105	1,522,724
Collections	(830,407)	(759,330)	(1,636,441)	(1,562,277)
Ending balance	$487,186	$461,544	$487,186	$461,544

Trade Accounts Receivable Sale Programs

The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $231.1 million and $225.2 million as of September 29, 2017 and March 31, 2017, respectively. For the six-month periods ended September 29, 2017 and September 30, 2016, total accounts receivable sold to certain third party banking institutions was approximately $0.6 billion and $0.8 billion, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.

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

The following table summarizes the activities related to contingent consideration payable for historic acquisitions:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
	(In thousands)
Beginning balance	$15,426	$75,258	$22,426	$73,423
Additions to accrual	—	—	—	—
Payments	—	(2,221)	—	(2,221)
Fair value adjustments	1,916	2,577	(5,084)	4,412
Ending balance	$17,342	$75,614	$17,342	$75,614

In connection with the acquisition of NEXTracker, Inc. in fiscal year 2016, the Company has an obligation to pay additional cash consideration to the former shareholders contingent upon NEXTracker, Inc.'s achievement of revenue targets during the two years after acquisition (ending on September 30, 2017). During the six-month period ended September 29, 2017, the Company reduced the obligation by $5.1 million based on the NEXTracker revenue achievement over the contingent period.

The Company values deferred purchase price receivables relating to its asset-backed securitization program based on a discounted cash flow analysis using unobservable inputs (i.e., level 3 inputs), which are primarily risk free interest rates adjusted for the credit quality of the underlying creditor. Due to its high credit quality and short term maturity, the fair value approximates carrying value. Significant increases in either of the major unobservable inputs (credit spread, risk free interest rate) in isolation would result in lower fair value estimates, however the impact is not material. The interrelationship between these inputs is also insignificant. Refer to note 10 for a reconciliation of the change in the deferred purchase price receivable during the six-month periods ended September 29, 2017 and September 30, 2016.

There were no transfers between levels in the fair value hierarchy during the six-month periods ended September 29, 2017 and September 30, 2016.

Financial Instruments Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of September 29, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$593,539	$—	$593,539
Deferred purchase price receivable (Note 10)	—	—	487,186	487,186
Foreign exchange contracts (Note 8)	—	36,573	—	36,573
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	6,829	63,395	—	70,224
Liabilities:				0
Foreign exchange contracts (Note 8)	$—	$(33,468)	$—	$(33,468)
Contingent consideration in connection with business acquisitions	—	—	(17,342)	(17,342)

	Fair Value Measurements as of March 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$1,066,841	$—	$1,066,841
Deferred purchase price receivable (Note 10)	—	—	506,522	506,522
Foreign exchange contracts (Note 8)	—	22,022	—	22,022
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	7,062	52,680	—	59,742
Liabilities:				0
Foreign exchange contracts (Note 8)	$—	$(11,742)	$—	$(11,742)
Contingent consideration in connection with business acquisitions	—	—	(22,426)	(22,426)

Other financial instruments

The following table presents the Company’s major debts not carried at fair value:

	As of September 29, 2017		As of March 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)
4.625% Notes due February 2020	$500,000	$523,360	$500,000	$526,255	Level 1
Term Loan, including current portion, due in installments through November 2021	700,000	700,441	700,000	699,566	Level 1
Term Loan, including current portion, due in installments through June 2022 (1)	496,219	496,532	502,500	503,756	Level 1
5.000% Notes due February 2023	500,000	543,685	500,000	534,820	Level 1
4.750% Notes due June 2025	596,180	650,490	595,979	633,114	Level 1
Euro Term Loan due September 2020	57,359	57,359	53,075	53,075	Level 1
Euro Term Loan due January 2022	117,660	117,660	107,357	107,357	Level 1
Total	$2,967,418	$3,089,527	$2,958,911	$3,057,943

(1) On June 30, 2017, the Company entered into a new agreement that effectively extended the maturity date of the loan from March 31, 2019 to June 30, 2022. Refer to note 6 for further details of the arrangement.

The Company values its Euro Term Loans due September 2020 and January 2022 based on the current market rate, and as of September 29, 2017, the carrying amounts approximate fair values.

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

A summary of the allocation of the total purchase consideration is presented as follows (in thousands):

	Purchase Consideration	Net Tangible Assets Acquired	Purchased Intangible Assets	Goodwill
AGM	$213,718	$56,438	$82,000	$75,280

The intangible assets of $82.0 million is comprised solely of customer relationships of AGM, and are amortized over a weighted-average estimated useful life of 10 years.

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

The results of operations of the AGM acquisition were included in the Company’s condensed consolidated financial results beginning on the date of acquisition, and the total amount of net income and revenue were immaterial to the Company's condensed consolidated financial results for the three-month and six-month periods ended September 29, 2017. Pro-forma results of operations have not been presented because the effects were not material to the Company’s condensed consolidated financial results for all periods presented.

During the quarter ended September 29, 2017, the Company paid a deposit of $59.0 million for the acquisition of certain assets and related operations to a customer. The acquisition closed on September 30, 2017. As of September 29, 2017, the deposit is included in other current assets on the consolidated balance sheet and is reflected as a payment for businesses acquired in the consolidated statement of cash flows for the six-month period then ended. The acquisition is included in the CEC segment and will not be significant to the consolidated financial position, result of operations and cash flows of the Company.

13.  COMMITMENTS AND CONTINGENCIES

Litigation and other legal matters

In connection with the matters described below, the Company has accrued for loss contingencies where it believes that losses are probable and estimable. The Company does not believe that the amounts accrued are material. Although it is reasonably possible that actual losses could be in excess of the Company’s accrual, the Company is unable to estimate a reasonably possible loss or range of loss in excess of its accrual, except as discussed below, due to various reasons, including, among others, that: (i) the proceedings are in early stages or no claims has been asserted, (ii) specific damages have not been sought in all of these matters, (iii) damages, if asserted, are considered unsupported and/or exaggerated, (iv) there is uncertainty as to the outcome of pending appeals, motions, or settlements, (v) there are significant factual issues to be resolved, and/or (vi) there are novel legal issues or unsettled legal theories presented. Any such excess could have a material adverse effect on the Company’s results of operations or cash flows for a particular period or on the Company’s financial condition.

On April 21, 2016, SunEdison, Inc. (together with certain of its subsidiaries, "SunEdison") filed for protection under Chapter 11 of the U.S. Bankruptcy Code. During the fiscal year ended March 31, 2016, the Company recognized a bad debt reserve charge of $61.0 million associated with its outstanding SunEdison receivables and accepted return of previously shipped inventory of approximately $90.0 million. SunEdison stated in schedules filed with the Bankruptcy Court that, within the 90 days preceding SunEdison's bankruptcy filing, the Company received approximately $98.6 million of inventory and cash transfers of $69.2 million, which in aggregate represents the Company's estimate of the maximum reasonably possible loss. No preference claims have been asserted against the Company and consideration has been given to the related contingencies based on the facts currently known. The Company has a number of affirmative and direct defenses to any potential claims for recovery and intends to vigorously defend any such claim, if asserted.

One of the Company's Brazilian subsidiaries has received related assessments for certain sales and import taxes. There are six tax assessments totaling 291 million Brazilian reals (approximately USD $91 million based on the exchange rate as of September 29, 2017). The assessments are in various stages of the review process at the administrative level. The Company has meritorious defenses and plans to continue to vigorously oppose all of these assessments, as well as any future assessments. The Company does not expect final judicial determination on any of these claims for several years.

In addition to the matters discussed above, from time to time, the Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. The Company defends itself vigorously against any such claims. Although the outcome of these matters is currently not determinable, management expects that any losses that are probable or reasonably possible of being incurred as a result of these matters, which are in excess of amounts already accrued in the Company’s consolidated balance sheets, would not be material to the financial statements as a whole.

14.  SHARE REPURCHASES

During the three-month and six-month periods ended September 29, 2017, the Company repurchased 4.4 million shares at an aggregate purchase price of $71.1 million, and 8.9 million shares at an aggregate purchase price of $145.0 million, and retired all of these shares.

Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $500 million in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Annual General Meeting held on August 15, 2017. As of September 29, 2017, shares in the aggregate amount of $445.1 million were available to be repurchased under the current plan.

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

Selected financial information by segment is as follows:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
	(In thousands)
Net sales:
Communications & Enterprise Compute	$1,901,057	$2,101,922	$3,874,390	$4,297,912
Consumer Technologies Group	1,755,143	1,664,736	3,267,112	2,978,518
Industrial & Emerging Industries	1,454,539	1,242,722	2,845,138	2,531,737
High Reliability Solutions	1,159,681	999,145	2,292,052	2,077,171
	$6,270,420	$6,008,525	$12,278,692	$11,885,338
Segment income and reconciliation of income before tax:
Communications & Enterprise Compute	$42,733	$52,453	$91,335	$114,352
Consumer Technologies Group	30,722	55,314	48,726	79,948
Industrial & Emerging Industries	50,945	37,363	106,322	87,340
High Reliability Solutions	92,364	78,707	182,576	167,243
Corporate and Other	(28,438)	(26,902)	(62,716)	(61,702)
Total segment income	188,326	196,935	366,243	387,181
Reconciling items:
Intangible amortization	16,376	21,986	36,277	43,584
Stock-based compensation	20,464	22,733	42,260	46,530
Distressed customers assets impairment (1)	4,753	92,915	4,753	92,915
Contingencies and other (2)	43,933	11,539	43,933	11,539
Other charges (income), net	(143,167)	8,388	(179,332)	11,917
Interest and other, net	27,554	24,632	54,430	49,031
Income before income taxes	$218,413	$14,742	$363,922	$131,665

(1) During the fourth quarter of fiscal year 2016, the Company accepted return of previously shipped inventory from a former customer, SunEdison, of approximately $90 million. On April 21, 2016, SunEdison filed a petition for reorganization under bankruptcy law, and as a result, the Company recognized a bad debt reserve of $61 million as of March 31, 2016, associated with its outstanding SunEdison receivables.

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

(2) During the second quarter of fiscal year 2018, the Company incurred charges in connection with the matters described in note 13, for certain loss contingencies where it believes that losses are probable and estimable. Additionally, the Company incurred various other charges predominately related to damages incurred from a typhoon that impacted one of its China facilities.

During fiscal year 2017, the Company initiated a plan to rationalize the current footprint at existing sites including corporate SG&A functions and to continue to shift the talent base in support of its Sketch-to-Scaletm initiatives. As part of this plan, approximately $11.5 million was recognized in the quarter ended September 30, 2016. The plan was finalized and completed during fiscal year 2017.

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

We are one of the world's largest providers of global supply chain solutions, with revenues of $12.3 billion for the six-month period ended September 29, 2017 and $23.9 billion in fiscal year 2017. The following tables set forth the relative percentages and dollar amounts of net sales and net property and equipment, by country, based on the location of our manufacturing sites:

	Three-Month Periods Ended				Six-Month Periods Ended
Net sales:	September 29, 2017		September 30, 2016		September 29, 2017		September 30, 2016
	(In thousands)
China	$1,752,076	28%	$1,959,064	32%	$3,496,616	29%	$3,799,916	32%
Mexico	1,078,933	17%	952,857	16%	2,119,378	17%	1,868,202	16%
U.S.	740,261	12%	708,858	12%	1,434,597	12%	1,417,268	12%
Brazil	642,130	10%	417,958	7%	1,240,181	10%	789,631	7%
Malaysia	515,396	8%	539,985	9%	1,019,968	8%	1,112,748	9%
Other	1,541,624	25%	1,429,803	24%	2,967,952	24%	2,897,573	24%
	$6,270,420		$6,008,525		$12,278,692		$11,885,338

	As of		As of
Property and equipment, net:	September 29, 2017		March 31, 2017
	(In thousands)
China	$700,524	29%	$719,972	31%
Mexico	596,288	25%	525,282	23%
U.S.	297,595	12%	290,463	13%
Malaysia	162,988	7%	173,410	7%
Hungary	145,613	6%	132,527	6%
Other	512,566	21%	475,372	20%
	$2,415,574		$2,317,026

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

	Three-Month Periods Ended		Six-Month Periods Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	93.7	94.8	93.5	93.9
Gross profit	6.3	5.2	6.5	6.1
Selling, general and administrative expenses	4.4	4.1	4.3	4.1
Intangible amortization	0.3	0.4	0.3	0.4
Interest and other, net	0.4	0.4	0.4	0.4
Other charges (income), net	(2.3)	0.1	(1.5)	0.1
Income before income taxes	3.5	0.2	3.0	1.1
Provision for income taxes	0.2	0.3	0.3	0.2
Net income (loss)	3.3%	(0.1)%	2.7%	0.9%

Net sales

The following table sets forth our net sales by segment and their relative percentages. Historical information has been recast to reflect realignment of customers and/or products between segments to ensure comparability:

	Three-Month Periods Ended				Six-Month Periods Ended
Segments:	September 29, 2017		September 30, 2016		September 29, 2017		September 30, 2016
	(In thousands)
Communications & Enterprise Compute	$1,901,057	30%	$2,101,922	35%	$3,874,390	31%	$4,297,912	36%
Consumer Technologies Group	1,755,143	28%	1,664,736	28%	3,267,112	27%	2,978,518	25%
Industrial & Emerging Industries	1,454,539	23%	1,242,722	21%	2,845,138	23%	2,531,737	21%
High Reliability Solutions	1,159,681	19%	999,145	16%	2,292,052	19%	2,077,171	18%
	$6,270,420		$6,008,525		$12,278,692		$11,885,338

Net sales during the three-month period ended September 29, 2017 totaled $6.3 billion, representing an increase of approximately $0.3 billion, or 4% from $6.0 billion during the three-month period ended September 30, 2016. The overall increase in sales was driven by increases in three of our segments offset with a decline in sales in our CEC segment. Our IEI segment increased $212 million, mainly driven by our industrial, home and lifestyle business in addition to growth in our solar energy business. Our HRS segment increased $161 million from higher sales in our automotive business. Our CTG segment increased $90 million, primarily because of stronger sales in our connected living and mobile devices businesses, offset by a decrease in gaming. Sales in our CEC segment declined $201 million, largely attributable to lower sales within our telecom and networking business, offset by increased sales of our cloud and data center business. Net sales increased $396 million to $2.5 billion in the Americas and $36 million to $1.1 billion in Europe, offset by a decrease of $170 million to $2.7 billion in Asia.

Net sales during the six-month period ended September 29, 2017 totaled $12.3 billion, representing an increase of approximately $0.4 billion, or 3% from $11.9 billion during the six-month period ended September 30, 2016. The overall increase in net sales during the six-month period ended September 29, 2017, was driven by increases of $313 million in our IEI segment, $289 million in our CTG segment, and $215 million in our HRS segment due to the same drivers as described above. These increases were offset by a decrease of $424 million in our CEC segment as a result of lower sales within our telecom and legacy server & storage business, offset by increased sales of our cloud and data center business. Net sales increased $747 million to $4.8 billion in the Americas, offset by decreases of $276 million to $5.4 billion in Asia and $78 million to $2.1 billion in Europe.

Our ten largest customers, during the three and six-month periods ended September 29, 2017 accounted for approximately 42% of net sales, respectively. No customer accounted for more than 10% of net sales during the three and six-month periods ended September 29, 2017.

Our ten largest customers, during the three and six-month periods ended September 30, 2016 accounted for approximately 42% and 43% of net sales, respectively. No customer accounted for more than 10% of net sales during the three and six-month periods ended September 30, 2016.

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

Gross profit during the three-month period ended September 29, 2017 increased $80 million to $393 million, or 6.3% of net sales, from $314 million, or 5.2% of net sales, during the three-month period ended September 30, 2016. Gross profit during the six-month period ended September 29, 2017 increased $81 million to $800 million, or 6.5% of net sales, from $720 million, or 6.1% of net sales, during the six-month period ended September 30, 2016. The increase in gross profit for both the three and six-month periods ended September 29, 2017 is primarily the result of $93 million of charges recognized during the second quarter of fiscal year 2017 related to the significant decline in prices for solar modules and slowdown in demand, which negatively impacted our prior year gross profits. This was partially offset by an elevated level of costs associated with material management, labor inefficiencies and capacity refinements as we transition through a production curve with a strategic customer in our CTG segment.

Gross margins improved 110 basis points and 40 basis points in the three and six-month periods ended September 29, 2017, respectively, compared to that of the three and six-month periods ended September 30, 2016 primarily as a result of the various factors described above.

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

The following table sets forth segment income and margins. Historical information has been recast to reflect realignment of customers and/or products between segments:

	Three-Month Periods Ended				Six-Month Periods Ended
	September 29, 2017		September 30, 2016		September 29, 2017		September 30, 2016
	(In thousands)
Segment income & margin:
Communications & Enterprise Compute	$42,733	2.2%	$52,453	2.5%	$91,335	2.4%	$114,352	2.7%
Consumer Technologies Group	30,722	1.8%	55,314	3.3%	48,726	1.5%	79,948	2.7%
Industrial & Emerging Industries	50,945	3.5%	37,363	3.0%	106,322	3.7%	87,340	3.4%
High Reliability Solutions	92,364	8.0%	78,707	7.9%	182,576	8.0%	167,243	8.1%
Corporate and Other	(28,438)		(26,902)		(62,716)		(61,702)
Total segment income	188,326	3.0%	196,935	3.3%	366,243	3.0%	387,181	3.3%
Reconciling items:
Intangible amortization	16,376		21,986		36,277		43,584
Stock-based compensation	20,464		22,733		42,260		46,530
Distressed customers assets impairment (1)	4,753		92,915		4,753		92,915
Contingencies and other (2)	43,933		11,539		43,933		11,539
Other charges (income), net	(143,167)		8,388		(179,332)		11,917
Interest and other, net	27,554		24,632		54,430		49,031
Income before income taxes	$218,413		$14,742		$363,922		$131,665

(1) During the fourth quarter of fiscal year 2016, the Company accepted return of previously shipped inventory from a former customer, SunEdison, Inc. ("SunEdison"), of approximately $90 million. On April 21, 2016, SunEdison filed a petition for reorganization under bankruptcy law, and as a result, the Company recognized a bad debt reserve of $61 million as of March 31, 2016, associated with its outstanding SunEdison receivables.

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

(2) During the second quarter of fiscal year 2018, the Company incurred charges in connection with the matters described in note 13 to the condensed consolidated financial statements for certain loss contingencies where it believes that losses are probable and estimable. Additionally, the Company incurred various other charges predominately related to damages incurred from a typhoon that impacted one of our China facilities.

During fiscal year 2017, the Company initiated a plan to rationalize the current footprint at existing sites including corporate SG&A functions and to continue to shift the talent base in support of its Sketch-to-Scaletm initiatives. As part of this plan, approximately $11.5 million was recognized in the quarter ended September 30, 2016. The plan was finalized and completed during fiscal year 2017.

CEC segment margin decreased 30 basis points, to 2.2% for the three-month period ended September 29, 2017, from 2.5% during the three-month period ended September 30, 2016. CEC segment margin decreased 30 basis points, to 2.4% for the six-month period ended September 29, 2017, from 2.7% for the six-month period ended September 30, 2016. The decreases in CEC's margins for both the three and six-month periods ended September 29, 2017 were due to lower capacity utilization causing reduced overhead absorption, coupled with modest increased investments to expand its converged enterprise and cloud capabilities.

CTG segment margin decreased 150 basis point to 1.8% for the three-month period ended September 29, 2017, from 3.3% during the three-month period ended September 30, 2016. CTG segment margin decreased 120 basis points, to 1.5% for the six-month period ended September 29, 2017 from 2.7% for the six-month period ended September 30, 2016. The decrease in CTG's margins for both the three and six-month periods ended September 29, 2017 reflected the negative impacts from the elevated levels of costs associated with material management, labor inefficiencies and capacity refinements as we transition through a production curve with a strategic customer.

IEI segment margin increased 50 basis points, to 3.5% for the three-month period ended September 29, 2017, from 3.0% during the three-month period ended September 30, 2016. IEI segment margin increased 30 basis points, to 3.7% for the six-month period ended September 29, 2017, from 3.4% for the six-month period ended September 30, 2016. The increases in IEI's margins for both the three and six-month periods ended September 29, 2017 are primarily due to revenue increases resulting in improved absorption of costs as a result of ramping multiple new programs in our industrial, home and lifestyle and energy businesses. This was partially offset by high levels of start-up costs on several new customer programs as we prepositioned resources in advance of the significant underlying ramps, as well as an impact from the underlying mix of business.

HRS segment margin increased 10 basis points, to 8.0% for the three-month period ended September 29, 2017, from 7.9% during the three-month period ended September 30, 2016 primarily as a result of new customers and programs ramp up coupled with solid operational management. HRS segment margin decreased 10 basis points, to 8.0% for the six-month period ended September 29, 2017, from 8.1% for the six-month period ended September 30, 2016 as a result of an elevated level of investments during the period as part of our Sketch-to-Scaletm initiatives and relative revenue mix.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) was $274 million, or 4.4% of net sales, during the three-month period ended September 29, 2017, increasing $30 million from $244 million, or 4.1% of net sales, during the three-month period ended September 30, 2016. SG&A was $525 million, or 4.3% of net sales, during the six-month period ended September 29, 2017, increasing $42 million from $483 million, or 4.1% of net sales, during the six-month period ended September 30, 2016. The increase in SG&A in dollars and as a percentage of net sales was primarily due to incremental costs associated with our continued expansion of our design and engineering resources and innovation system to support our increased Sketch-to-Scaletm initiatives and the recognition of certain contingencies that are probable and estimable of payout combined with incremental costs from our acquisitions.

Intangible amortization

Amortization of intangible assets marginally declined during the three-month period ended September 29, 2017 to $16 million from $22 million for the three-month period ended September 30, 2016, and decreased by $7 million during the six-month period ended September 29, 2017 to $36 million from $44 million during the six-month period ended September 30, 2016, due to certain intangibles now being fully amortized.

Interest and other, net

Interest and other, net was $28 million during the three-month period ended September 29, 2017 compared to $25 million during the three-month period ended September 30, 2016, and $54 million during the six-month period ended September 29, 2017 compared to $49 million during the six-month period ended September 30, 2016. The increase in interest and other, net was primarily a result of higher interest expense due to higher interest rates and higher average borrowing level.

Other charges (income), net

Other charges (income), net was $143 million of income during the three-month period ended September 29, 2017 compared to $8 million of charges during the three-month period ended September 30, 2016. Other charges (income), net was $179 million of income during the six-month period ended September 29, 2017 compared to $12 million of expense during the six-month period ended September 30, 2016. The increases are primarily due to a $152 million non-cash gain as a result of the deconsolidation of our investment in Elementum. This is coupled with a $39 million gain recognized for the disposition of Wink during the first quarter of fiscal year 2018. Refer to note 5 and note 2 of the condensed consolidated financial statements for details of the deconsolidation and the disposition of Wink, respectively.

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

The consolidated effective tax rate was 6.1% and 9.4% for the three and six-month periods ended September 29, 2017, and 117.0% and 21.6% for the three and six-month periods ended September 30, 2016. The effective rate varies from the Singapore statutory rate of 17.0% as a result of recognition of earnings in different jurisdictions (we generate most of our revenues and profits from operations outside of Singapore), operating loss carryforwards, income tax credits, release of previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effect of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia and Israel. The effective tax rate for the three-month and six-month periods ended September 29, 2017 is significant lower than the effective tax rate for the three-month and six-month periods ended September 30, 2016, respectively, primarily due to the charges related to the solar panel inventory impairment and business exit and the rationalization costs incurred during the three-month period ended September 30, 2016 that were in jurisdictions which resulted in minimal tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

As of September 29, 2017, we had cash and cash equivalents of approximately $1.4 billion and bank and other borrowings of approximately $3.0 billion. We have a $1.75 billion revolving credit facility that expires in June 2022, under which there were no borrowings outstanding as of the end of the quarter. As of September 29, 2017, we were in compliance with the covenants under each of our existing credit facilities and indentures.

Cash provided by operating activities was $281 million during the six-month period ended September 29, 2017. This resulted from $330 million of net income for the period plus adjustments for $282 million, net, non-cash charges such as depreciation, amortization, and stock-based compensation. These were partially offset by a $152 million gain from the deconsolidation of Elementum, and a $39 million gain on sale of Wink, which are both included in the determination of net income. The foregoing was further offset by a $140 million net increase in our operating assets and liabilities as we ramp into third quarter production.

For the quarterly periods indicated, certain key liquidity metrics were as follows:

Three-Month Periods Ended
	September 29, 2017	September 30, 2016
Days in trade accounts receivable	44 days	40 days
Days in inventory	57 days	58 days
Days in accounts payable	78 days	72 days
Cash conversion cycle	23 days	26 days

Days in trade accounts receivable was calculated as average accounts receivable, net of allowance for doubtful accounts, for the current and prior quarters, adding back the reduction in accounts receivable resulting from non-cash accounts receivable sales, divided by annualized sales for the current quarter by day. During the three-month period ended September 29, 2017, days in trade accounts receivable increased by 4 days compared to the three-month period ended September 30, 2016 due to an increase in accounts receivable not offset by a proportionate increase in sales. Non-cash accounts receivable sales or deferred purchase price receivables included for the purposes of the calculation were $487 million and $462 million for the quarters ended September 29, 2017 and September 30, 2016, respectively. Deferred purchase price receivables are recorded in other current assets in the condensed consolidated balance sheets. For further information regarding deferred purchase price receivables see note 10 to the condensed consolidated financial statements.

Days in inventory was calculated as the average inventory for the current and prior quarters divided by annualized cost of sales for the respective quarter by day. Days in inventory decreased by 1 day during the three-month period ended

September 29, 2017, compared to the three-month period ended September 30, 2016, primarily driven by an increase of cost of sales.

Days in accounts payable was calculated as the average accounts payable for the current and prior quarters divided by annualized cost of sales for the respective quarter by day. Days in accounts payable increased by 6 days during the three-month period ended September 29, 2017, compared to the three-month period ended September 30, 2016, primarily due to timing of purchases driving an increase in accounts payable not offset by a proportionate increase in cost of sales.

Our cash conversion cycle was calculated as the sum of days of inventory and days of account receivables outstanding less days payable outstanding. Our cash conversion cycle decreased by 3 days during the three-month period ended September 29, 2017, compared to the three-month period ended September 30, 2016, due to the factors for each of the components in the calculation discussed above.

Cash used in investing activities amounted to $618 million during the six-month period ended September 29, 2017. During the six-month period ended September 29, 2017, we paid $214 million for the acquisition of AGM, net of cash acquired, invested $228 million for property and equipment to expand capabilities and capacity in support of our automotive and medical businesses, and paid a deposit of $59 million to a customer for an acquisition of certain assets that closed September 30, 2017. In addition, other investing activities includes $73 million of cash outflow resulting from the deconsolidation of Elementum, and $40 million of payments for investments, net of cash received, in non-core businesses.

We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our free cash flow is calculated as cash from operations less net purchases of property and equipment. Our free cash flows for the six-month period ended September 29, 2017 was $53 million compared to $264 million for the six-month period ended September 30, 2016. Free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Six-Month Periods Ended
	September 29, 2017	September 30, 2016
	(In thousands)
Net cash provided by operating activities	$280,805	$543,552
Purchases of property and equipment	(264,030)	(305,936)
Proceeds from the disposition of property and equipment	36,123	26,561
Free cash flow	$52,898	$264,177

Cash used in financing activities was $110 million during the six-month period ended September 29, 2017, which was primarily for the repurchase of our ordinary shares in the amount of $145 million, offset by $59 million received from third party investors, during our first quarter, in exchange for an additional noncontrolling equity interest in Elementum.

Our cash balances are held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months. As of September 29, 2017 and March 31, 2017, over half of our cash and cash equivalents was held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $1.2 billion as of March 31, 2017). Repatriation could result in an additional income tax payment, however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.

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

Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 15, 2017. During the six-month period ended September 29, 2017, we paid $145 million to repurchase shares under the current and prior repurchase plans at an average price of $16.37 per share. As of September 29, 2017, shares in the aggregate amount of $445 million were available to be repurchased under the current plan.

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

OFF-BALANCE SHEET ARRANGEMENTS

We sell designated pools of trade receivables to unaffiliated financial institutions under our ABS programs, and in addition to cash, we receive a deferred purchase price receivable for each pool of the receivables sold. Each of these deferred purchase price receivables serves as additional credit support to the financial institutions and is recorded at its estimated fair value. As of September 29, 2017 and March 31, 2017, the fair values of our deferred purchase price receivable were approximately $487 million and $507 million, respectively. As of September 29, 2017 and March 31, 2017, the outstanding balance on receivables sold for cash was $1.2 billion under all our accounts receivable sales programs, which are not included in our condensed consolidated balance sheets. For further information, see note 10 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the six-month period ended September 29, 2017 as compared to the fiscal year ended March 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 29, 2017. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 29, 2017, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our second quarter of fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of our ordinary shares made by us for the period from July 1, 2017 through September 29, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 - August 4, 2017 (2)	532,632	$16.43	532,632	$202,708,281
August 5 - September 1, 2017 (2) (3)	1,605,642	$15.88	1,605,642	$482,001,726
September 2 - September 29, 2017 (3)	2,223,919	$16.59	2,223,919	$445,109,240
Total	4,362,193		4,362,193
____________________________________________________________

(1)
During the period from July 1, 2017 through September 29, 2017, all purchases were made pursuant to the programs discussed below in open market transactions.  All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)
On August 24, 2016, our Board of Directors authorized the repurchase of our outstanding ordinary shares for up to $500 million.  This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of June 30, 2017 we had shares in the aggregate amount of $211.5 million available to be repurchased under this plan, of which 1.0 million shares in the aggregate amount of $16.3 million were repurchased prior to August 15, 2017 (after which authorization under this plan terminated).

(3)
On August 15, 2017, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of September 29, 2017, shares in the aggregate amount of $445.1 million were available to be repurchased under the current plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT INDEX

			Incorporated by Reference			Filed
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith

10.01
Amendment No. 1, dated as of July 25, 2017, to Term Loan Agreement, dated as of November 30, 2016, among Flex Ltd., as borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, and the other Lenders party thereto.
X
10.02	Summary of Directors' Compensation.					X
10.03	Summary of Compensation Arrangements of Certain Executive Officers of Flex Ltd.					X
10.04	Flex Ltd. 2017 Equity Incentive Plan.	DEF 14A	000-23354	7/5/2017	ANNEX
10.05	Form of Restricted Share Unit Award Agreement under the 2017 Equity Incentive Plan for time-based vesting awards					X
10.06	Form of Restricted Share Unit Award Agreement under the 2017 Equity Incentive Plan for performance-based vesting awards.					X
15.01	Letter in lieu of consent of Deloitte & Touche LLP.					X
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

FLEX LTD.
(Registrant)

/s/ Michael M. McNamara
Michael M. McNamara
Chief Executive Officer
(Principal Executive Officer)

Date:	October 30, 2017
/s/ Christopher Collier
Christopher Collier
Chief Financial Officer
(Principal Financial Officer)

Date:	October 30, 2017