Form 10-Q
period 2017-12-31
FLEX LTD.
filed 2018-01-29
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 24, 2018
Ordinary Shares, No Par Value	527,665,321

FLEX LTD.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	4
	Report of Independent Registered Public Accounting Firm	4
	Condensed Consolidated Balance Sheets (unaudited) — December 31, 2017 and March 31, 2017	5
	Condensed Consolidated Statements of Operations (unaudited) — Three-Month and Nine-Month Periods Ended December 31, 2017 and December 31, 2016	6
	Condensed Consolidated Statements of Comprehensive Income (unaudited) — Three-Month and Nine-Month Periods Ended December 31, 2017 and December 31, 2016	7
	Condensed Consolidated Statements of Cash Flows (unaudited) — Nine-Month Periods Ended December 31, 2017 and December 31, 2016	8
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	40
Signatures		41

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Flex Ltd.
Singapore

We have reviewed the accompanying condensed consolidated balance sheet of Flex Ltd. and subsidiaries (the “Company”) as of December 31, 2017, the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended December 31, 2017 and December 31, 2016, and the related condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2017 and December 31, 2016. These interim financial statements are the responsibility of the Company’s management.

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
January 26, 2018

FLEX LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2017	As of March 31, 2017
	(In thousands, except share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,291,183	$1,830,675
Accounts receivable, net of allowance for doubtful accounts of $60,113 and $57,302 as of December 31, 2017 and March 31, 2017, respectively	3,100,808	2,192,704
Inventories	3,725,643	3,396,462
Other current assets	965,470	967,935
Total current assets	9,083,104	8,387,776
Property and equipment, net	2,443,050	2,317,026
Goodwill	1,104,770	984,867
Other intangible assets, net	438,552	362,181
Other assets	770,834	541,513
Total assets	$13,840,310	$12,593,363

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$42,954	$61,534
Accounts payable	5,406,512	4,484,908
Accrued payroll	385,985	344,245
Other current liabilities	1,580,618	1,613,940
Total current liabilities	7,416,069	6,504,627
Long-term debt, net of current portion	2,901,720	2,890,609
Other liabilities	542,541	519,851
Shareholders’ equity
Flex Ltd. shareholders’ equity
Ordinary shares, no par value; 577,829,371 and 581,534,129 issued, and 527,590,016 and 531,294,774 outstanding as of December 31, 2017 and March 31, 2017, respectively	6,613,812	6,733,539
Treasury stock, at cost; 50,239,355 shares as of December 31, 2017 and March 31, 2017	(388,215)	(388,215)
Accumulated deficit	(3,124,519)	(3,572,648)
Accumulated other comprehensive loss	(121,098)	(128,143)
Total Flex Ltd. shareholders’ equity	2,979,980	2,644,533
Noncontrolling interests	—	33,743
Total shareholders’ equity	2,979,980	2,678,276
Total liabilities and shareholders’ equity	$13,840,310	$12,593,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(In thousands, except per share amounts) (Unaudited)
Net sales	$6,751,552	$6,114,999	$19,030,244	$18,000,337
Cost of sales	6,305,224	5,698,544	17,783,659	16,864,196
Gross profit	446,328	416,455	1,246,585	1,136,141
Selling, general and administrative expenses	247,365	231,551	772,325	715,040
Intangible amortization	19,588	18,734	55,865	62,318
Interest and other, net	31,350	22,838	85,780	71,869
Other charges (income), net	6,865	3,090	(172,467)	15,007
Income before income taxes	141,160	140,242	505,082	271,907
Provision for income taxes	22,827	10,773	56,953	39,217
Net income	$118,333	$129,469	$448,129	$232,690

Earnings per share:
Basic	$0.22	$0.24	$0.85	$0.43
Diluted	$0.22	$0.24	$0.84	$0.42
Weighted-average shares used in computing per share amounts:
Basic	528,405	539,638	529,984	542,780
Diluted	534,352	545,022	535,972	548,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(In thousands) (Unaudited)
Net income	$118,333	$129,469	$448,129	$232,690
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	7,492	(36,412)	27,806	(22,338)
Unrealized loss on derivative instruments and other, net of zero tax	(4,717)	(201)	(20,761)	(912)
Comprehensive income	$121,108	$92,856	$455,174	$209,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Periods Ended
	December 31, 2017	December 31, 2016
	(In thousands) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$448,129	$232,690
Depreciation, amortization and other impairment charges	400,015	466,813
Gain from deconsolidation of a subsidiary entity	(151,574)	—
Changes in working capital and other	(265,552)	313,685
Net cash provided by operating activities	431,018	1,013,188
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(432,897)	(413,596)
Proceeds from the disposition of property and equipment	43,653	28,056
Acquisition of businesses, net of cash acquired	(269,724)	(180,259)
Other investing activities, net	(123,883)	(13,631)
Net cash used in investing activities	(782,851)	(579,430)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	866,000	205,518
Repayments of bank borrowings and long-term debt	(907,930)	(115,089)
Payments for repurchases of ordinary shares	(180,050)	(259,658)
Net proceeds from issuance of ordinary shares	2,063	11,978
Other financing activities, net	46,482	(47,302)
Net cash used in financing activities	(173,435)	(204,553)
Effect of exchange rates on cash and cash equivalents	(14,224)	20,321
Net increase (decrease) in cash and cash equivalents	(539,492)	249,526
Cash and cash equivalents, beginning of period	1,830,675	1,607,570
Cash and cash equivalents, end of period	$1,291,183	$1,857,096

Non-cash investing activities:
Unpaid purchases of property and equipment	$87,772	$70,092
Customer-related third party banking institution financing net settlement	$—	$90,576
Non-cash investment in Elementum (Note 5)	$132,679	$—
Non-cash proceeds from sale of Wink (Note 2)	$59,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION

Organization of the Company

Flex Ltd. ("Flex" or the "Company") was incorporated in the Republic of Singapore in May 1990. The Company's operations have expanded over the years through a combination of organic growth and acquisitions. The Company is a globally-recognized, provider of Sketch-to-Scaletm services - innovative design, engineering, manufacturing, and supply chain services and solutions - from conceptual sketch to full-scale production. The Company designs, builds, ships and services complete packaged consumer and industrial products, from athletic shoes to electronics, for companies of all sizes in various industries and end-markets, through its activities in the following segments:

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

•
Industrial and Emerging Industries ("IEI"), which is comprised of energy and metering, semiconductor and capital equipment, office solutions, industrial, home and lifestyle, industrial automation and kiosks, and lighting; and

•
High Reliability Solutions ("HRS"), which is comprised of medical business, including consumer health, digital health, disposables, precision plastics, drug delivery, diagnostics, life sciences and imaging equipment; automotive business, including vehicle electrification, connectivity, autonomous vehicles, and clean technologies.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2017 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018.

The first quarters for fiscal year 2018 and fiscal year 2017 ended on June 30, 2017, which is comprised of 91 days in the period, and July 1, 2016, which is comprised of 92 days in the period, respectively. The second quarters for fiscal year 2018 and fiscal year 2017 ended on September 29, 2017 and September 30, 2016, which are comprised of 91 days in both periods. The Company's third quarters end on December 31 of each year, which are comprised of 93 days and 92 days for fiscal years 2018 and 2017, respectively.

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

In August 2016, the FASB issued Accounting Standard Update (ASU) No. 2016-15, "Statement of Cash Flows (Topic 2030): Classification of Certain Cash Receipts and Cash Payments." The standard is intended to address specific cash flow issues with the objective of reducing the existing diversity in practice and provide guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows. The majority of the guidance in ASU 2016-15 is consistent with our current cash flow classification. However, cash receipts on the deferred purchase price as described in Note 10 will be classified as cash flow from investing activities instead of the Company's current presentation as cash flows from operations. The Company intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2019 and retrospectively report cash flows from operating and investing activities for all periods presented. While the Company is still quantifying the impact of adoption of this standard, it does expect the standard to result in a material increase in cash flows from investing activities and corresponding reduction in cash flows from operating activities for all periods presented.

In February 2016, the FASB issued new guidance intended to improve financial reporting on leasing transactions. The new lease guidance will require entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. The guidance will also enhance existing disclosure requirements relating to those leases. The Company intends to adopt the new lease guidance when it becomes effective in the first quarter of fiscal year 2020 using a modified retrospective approach. Upon initial evaluation, the Company believes the new guidance will have a material impact on its consolidated balance sheets when adopted.

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

The Company is in the process of implementation activities in accordance with the planned effective date. These activities are focused on the review of significant customer contracts, identification and development of additional systems capabilities to enable the Company to make reasonable estimates of revenue as products are manufactured, and the design and implementation of relevant internal controls. The Company has determined that the new standard will change the timing of revenue recognition for a significant portion of its business. Under the new standard, revenue for a significant majority of the manufacturing services customer contracts will be recognized earlier than under the current accounting rules (where Flex recognizes revenue based on shipping and delivery). This change will also have material impacts to the Company’s balance sheet, primarily related to a reduction in finished goods and work-in-process inventories and an increase in unbilled receivables.

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

2.  BALANCE SHEET ITEMS

Inventories

The components of inventories, net of applicable lower of cost and net realizable value write-downs, were as follows:

	As of December 31, 2017	As of March 31, 2017
	(In thousands)
Raw materials	$2,590,065	$2,537,623
Work-in-progress	446,469	279,493
Finished goods	689,109	579,346
	$3,725,643	$3,396,462

Goodwill and Other Intangible Assets

The following table summarizes the activity in the Company’s goodwill account for each of its four segments during the nine-month period ended December 31, 2017:

	HRS	CTG	IEI	CEC	Amount
	(In thousands)
Balance, beginning of the year	$420,935	$111,223	$337,707	$115,002	$984,867
Additions (1)	75,280	—	—	9,174	84,454
Divestitures (2)	—	(3,475)	—	—	(3,475)
Purchase accounting adjustments	—	—	—	(14)	(14)
Foreign currency translation adjustments (3)	38,938	—	—	—	38,938
Balance, end of the period	$535,153	$107,748	$337,707	$124,162	$1,104,770

(1)
The goodwill generated from the Company’s acquisition of AGM Automotive ("AGM") in the HRS segment and the Company's acquisition of a Power Modules business in the CEC segment, completed during the nine-month period ended December 31, 2017, are primarily related to value placed on the acquired employee workforces, service offerings and capabilities of the acquired businesses. The goodwill is not deductible for income tax purposes. See note 12 for additional information.

(2)
During the nine-month period ended December 31, 2017, the Company disposed of Wink Labs Inc. ("Wink"), a business within the CTG segment, and recorded an aggregate reduction of goodwill of $3.5 million accordingly, which is included as an offset to the gain on sale recorded in other charges (income), net on the condensed consolidated statement of operations.

(3)
During the nine-month period ended December 31, 2017, the Company recorded $38.9 million of foreign currency translation adjustments primarily related to the goodwill associated with the acquisition of Mirror Controls International ("MCi") and AGM, as the U.S. Dollar fluctuated against foreign currencies.

The components of acquired intangible assets are as follows:

	As of December 31, 2017			As of March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets:
Customer-related intangibles	$369,356	$(135,411)	$233,945	$260,704	$(105,912)	$154,792
Licenses and other intangibles	302,522	(97,915)	204,607	283,897	(76,508)	207,389
Total	$671,878	$(233,326)	$438,552	$544,601	$(182,420)	$362,181

The gross carrying amounts of intangible assets are removed when fully amortized. During the nine-month period ended December 31, 2017, the total value of intangible assets increased primarily as a result of the Company's estimated value of $82.0 million for customer related intangibles acquired with the AGM acquisition in the HRS segment, which will amortize over a weighted-average estimated useful life of 10 years, and $34.5 million for customer-related and licenses and other intangibles acquired with the power modules acquisition in the CEC segment, which will amortize over a weighted-average estimated useful life of 9 years. The increase was partially offset by $7.5 million for the divestiture of Wink in the CTG segment. The assigned value is subject to change as the Company completes the valuation. The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2018 (1)	$19,933
2019	74,510
2020	68,272
2021	63,839
2022	54,754
Thereafter	157,244
Total amortization expense	$438,552
____________________________________________________________

(1)	Represents estimated amortization for the remaining three-month period ending March 31, 2018.

Other Current Assets

Other current assets include approximately $420.6 million and $506.5 million as of December 31, 2017 and March 31, 2017, respectively, for the deferred purchase price receivable from the Company's Global and North American Asset-Backed Securitization programs. See note 10 for additional information.

Other Assets

During the first quarter of fiscal year 2018, the Company sold Wink to an unrelated third-party venture backed company in exchange for contingent consideration fair valued at $59.0 million. This estimated consideration was based on the value of the acquirer as of the most recent third-party funding of which the Company participated. The Company recognized a non-cash gain on sale of $38.7 million, which is recorded in other charges (income), net on the condensed consolidated statement of operations in the nine-month period ended December 31, 2017. The contingent consideration is expected to be settled in the fourth quarter of fiscal year 2018, based on a remeasured fair value on the settlement date. As of December 31, 2017, the total investment, including working capital advances, of $76.5 million is accounted for as a cost method investment, and is included in other assets on the condensed consolidated balance sheet.

During the second quarter of fiscal year 2018, the Company deconsolidated one of its majority owned subsidiaries, following the amendments of certain agreements that resulted in joint control of the board of directors between the Company and other non-controlling interest holders. As of December 31, 2017, this subsidiary is accounted for as a cost method investment of approximately $129.7 million and is included in other assets on the condensed consolidated balance sheet. See note 5 for additional information on the deconsolidation.

Other Current Liabilities

Other current liabilities include customer working capital advances of $171.3 million and $231.3 million, customer-related accruals of $441.0 million and $501.9 million, and deferred revenue of $344.0 million and $280.7 million as of December 31, 2017 and March 31, 2017, respectively. The customer working capital advances are not interest-bearing, do not have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production.

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

The following table summarizes the Company’s share-based compensation expense:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(In thousands)
Cost of sales	$5,358	$2,437	$13,662	$7,506
Selling, general and administrative expenses	15,400	18,344	49,356	59,805
Total share-based compensation expense	$20,758	$20,781	$63,018	$67,311

Total unrecognized compensation expense related to share options under all plans was $8.9 million, and will be recognized over a weighted-average remaining vesting period of 2.2 years. As of December 31, 2017, the number of options outstanding and exercisable under all plans was 1.4 million and 0.5 million, respectively, at a weighted-average exercise price of $3.39 per share and $4.71 per share, respectively.

During the nine-month period ended December 31, 2017, the Company granted 6.0 million unvested share bonus awards. Of this amount, approximately 4.3 million unvested share bonus awards have an average grant date price of $16.45 per share and vest over four years. Further, approximately 0.6 million of these unvested shares represents the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions. The average grant date fair value of these awards contingent on certain market conditions was estimated to be $20.25 per award and was calculated using a Monte Carlo simulation. The number of shares contingent on market conditions that ultimately will vest will range from zero up to a maximum of 1.2 million based on a measurement of the percentile rank of the Company’s total shareholder return over a certain specified period against the Standard and Poor’s (“S&P”) 500 Composite Index and will cliff vest after a period of three years, if such market conditions have been met. Also, an immaterial amount of options and share bonus awards were granted by the Company during the nine-month period ended December 31, 2017 under an immaterial plan.

As of December 31, 2017, approximately 15.5 million unvested share bonus awards under all plans were outstanding, of which vesting for a targeted amount of 2.0 million is contingent primarily on meeting certain market conditions. The number of shares that will ultimately be issued can range from zero to 4.0 million based on the achievement levels of the respective conditions. During the nine-month period ended December 31, 2017, 1.4 million shares vested in connection with the share bonus awards with market conditions granted in fiscal year 2015.

As of December 31, 2017, total unrecognized compensation expense related to unvested share bonus awards under all plans was approximately $162.8 million, and will be recognized over a weighted-average remaining vesting period of 2.6 years.

4.  EARNINGS PER SHARE

The following table reflects basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share attributable to the shareholders of Flex Ltd.:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(In thousands, except per share amounts)
Net income	$118,333	$129,469	$448,129	$232,690
Shares used in computation:
Weighted-average ordinary shares outstanding	528,405	539,638	529,984	542,780
Basic earnings per share	$0.22	$0.24	$0.85	$0.43

Diluted earnings per share:
Net income	$118,333	$129,469	$448,129	$232,690
Shares used in computation:
Weighted-average ordinary shares outstanding	528,405	539,638	529,984	542,780
Weighted-average ordinary share equivalents from stock options and awards (1) (2)	5,947	5,384	5,988	5,592
Weighted-average ordinary shares and ordinary share equivalents outstanding	534,352	545,022	535,972	548,372
Diluted earnings per share	$0.22	$0.24	$0.84	$0.42

____________________________________________________________
(1)         An immaterial amount of options and share bonus awards was excluded from the computation of diluted earnings per share during the three-month period ended December 31, 2017, due to their anti-dilutive impact on the weighted-average ordinary share equivalents. Options to purchase ordinary shares of 0.5 million and an immaterial amount of anti-dilutive share bonus awards was excluded for the three-month period ended December 31, 2016.

(2)         An immaterial amount of options and share bonus awards was excluded from the computation of diluted earnings per share during the nine-month period ended December 31, 2017, due to their anti-dilutive impact on the weighted-average ordinary share equivalents. Options to purchase ordinary shares of 0.7 million and an immaterial amount of anti-dilutive share bonus awards was excluded for the nine-month period ended December 31, 2016.

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

During the second quarter of fiscal year 2018, the Company and other minority shareholders of Elementum amended certain agreements resulting in joint control of the board of directors between the Company and other non-controlling interest holders. As a result, the Company concluded it is no longer the primary beneficiary of Elementum and accordingly, deconsolidated the entity. The Company no longer recognizes the carrying value of the noncontrolling interest as a component of total shareholder’s equity resulting in a reduction of $90.6 million of noncontrolling interest from its condensed consolidated balance sheet upon deconsolidation, which was treated as a non-cash financing activity in the condensed consolidated statement of cash flows for the nine-month period ended December 31, 2017. Further, the Company derecognized approximately $72.6 million of cash of Elementum as of the date of deconsolidation which is reflected as an outflow from investing activities within other investing activities, net in the condensed consolidated statement of cash flows for the nine-month period ended December 31, 2017. There were no other material impacts to the condensed consolidated balance sheet or condensed consolidated cash flows resulting from deconsolidation of the entity. The noncontrolling interest in the operating losses of Elementum prior to deconsolidation is immaterial for all periods presented and is classified as a component of interest and other, net, in the Company's condensed consolidated statements of operations.

The carrying amount of the Company’s variable interest in Elementum was approximately $129.7 million as of December 31, 2017, is accounted for as a cost method investment, and is included in other assets on the condensed consolidated balance sheet. The value of the Company’s variable interest on the date of deconsolidation was based on management’s estimate of the fair value of Elementum at that time. The Company concluded that the market approach was the most appropriate method to determine the fair value of the entity on the date of deconsolidation, given that Elementum raised equity funding from third-party investors around the same period. The Company recognized a gain on deconsolidation of approximately $151.6 million with no related tax impact, which is included in other charges (income), net on the condensed consolidated statement of operations. As the Company is not obligated to fund future losses of Elementum, the carrying amount is the Company’s maximum risk of loss. Pro-forma financials have not been presented because the effects were not material to the Company’s condensed consolidated financial position and results of operation for all periods presented. Elementum remains a related party to the Company after deconsolidation and transactions between the Company and Elementum during the three-month period ended December 31, 2017 are immaterial.

6.  BANK BORROWINGS AND LONG TERM DEBT

Bank borrowings and long-term debt are as follows:

	As of December 31, 2017	As of March 31, 2017
	(In thousands)
4.625% Notes due February 2020	$500,000	$500,000
Term Loan, including current portion, due in installments through November 2021	691,875	700,000
Term Loan, including current portion, due in installments through June 2022	489,938	502,500
5.000% Notes due February 2023	500,000	500,000
4.75% Notes due June 2025	596,282	595,979
Other	181,175	169,671
Debt issuance costs	(14,596)	(16,007)
Total	$2,944,674	$2,952,143

The weighted-average interest rates for the Company’s long-term debt were 3.7% and 3.5% as of December 31, 2017 and March 31, 2017, respectively.

On June 30, 2017, the Company entered into a five-year credit facility consisting of a $1.75 billion revolving credit facility and a $502.5 million term loan, which is due to mature on June 30, 2022 (the "2022 Credit Facility"). This 2022 Credit Facility replaced the Company's $2.1 billion credit facility, which was due to mature in March 2019. The outstanding principal of the term loan portion of the 2022 Credit Facility is repayable in quarterly installments of approximately $6.3 million from September 30, 2017 through June 30, 2020 and approximately $12.6 million from September 30, 2020 through March 31, 2022 with the remainder due upon maturity. The Company determined that effectively extending the maturity date of the revolving credit and repaying the term loan due March 2019 qualified as a debt modification and consequently all unamortized debt issuance costs related to the $2.1 billion credit facility are capitalized and will be amortized over the term of the 2022 Credit Facility.

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

The 2022 Credit Facility is unsecured, and contains customary restrictions on the ability of the Company and its subsidiaries to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of significant exceptions and limitations. The 2022 Credit Facility also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio during the term of the 2022 Credit Facility. As of December 31, 2017, the Company was in compliance with the covenants under the 2022 Credit Facility agreement.

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

Repayment of the Company’s long term debt outstanding as of December 31, 2017 is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2018 (1)	$10,739
2019	42,934
2020	542,872
2021	115,247
2022	809,103
Thereafter	1,438,375
Total	$2,959,270
_________________________________________________________

(1)	Represents scheduled repayment for the remaining three-month period ending March 31, 2018.

7.  INTEREST AND OTHER, NET

During the three-month and nine-month periods ended December 31, 2017, the Company recognized interest expense of $32.1 million and $90.7 million, respectively, on its debt obligations outstanding during the periods. During the three-month and nine-month periods ended December 31, 2016, the Company recognized interest expense of $26.6 million and $79.9 million, respectively.

8.  FINANCIAL INSTRUMENTS

Foreign Currency Contracts

The Company enters into forward contracts and foreign currency swap contracts primarily to manage the foreign currency risk associated with monetary accounts and anticipated foreign currency denominated transactions. The Company hedges committed exposures and does not engage in speculative transactions. As of December 31, 2017, the aggregate notional amount of the Company’s outstanding foreign currency contracts was $8.2 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	1,724,000	—	$262,937	$—
EUR	53,756	109,351	63,973	128,767
HUF	19,654,800	—	75,314	—
ILS	73,700	—	21,233	—
INR	1,392,540	—	21,200	—
MXN	3,072,680	—	154,955	—
MYR	173,000	39,500	42,318	9,662
PLN	87,890	—	24,963	—
RON	117,780	—	30,124	—
SGD	29,900	—	22,335	—
Other	N/A	N/A	12,567	5,017
			731,919	143,446
Other Foreign Currency Contracts
BRL	—	871,000	—	263,229
CAD	267,328	289,019	211,126	228,257
CHF	16,327	28,889	16,527	29,245
CNY	2,832,338	—	427,268	—
EUR	1,958,706	2,306,257	2,329,926	2,744,141
GBP	35,355	63,776	47,390	85,505
HUF	18,783,285	22,480,502	71,975	86,142
INR	6,222,378	1,252,331	96,829	19,200
MXN	2,254,587	1,374,623	113,699	69,322
MYR	456,260	247,030	111,607	60,427
RON	88,521	81,054	22,641	20,731
SGD	78,855	48,690	58,904	36,371
Other	N/A	N/A	114,386	81,631
			3,622,278	3,724,201

Total Notional Contract Value in USD			$4,354,197	$3,867,647

As of December 31, 2017, the fair value of the Company’s short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the condensed consolidated statements of operations. As of December 31, 2017 and March 31, 2017, the Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. These deferred losses were $7.2 million as of December 31, 2017, and are expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations primarily over the next twelve-month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal periods presented and are included as a component of interest and other, net in the condensed consolidated statements of operations.

The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2017	March 31, 2017	Balance Sheet Location	December 31, 2017	March 31, 2017
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$6,627	$11,936	Other current liabilities	$15,057	$1,814

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$14,376	$10,086	Other current liabilities	$10,273	$9,928

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

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	December 31, 2017			December 31, 2016
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(48,470)	$(75,403)	$(123,873)	$(42,233)	$(80,319)	$(122,552)
Other comprehensive gain (loss) before reclassifications	(4,643)	7,248	2,605	(1,354)	(33,770)	(35,124)
Net (gains) losses reclassified from accumulated other comprehensive loss	(74)	244	170	1,153	(2,642)	(1,489)
Net current-period other comprehensive gain (loss)	(4,717)	7,492	2,775	(201)	(36,412)	(36,613)
Ending balance	$(53,187)	$(67,911)	$(121,098)	$(42,434)	$(116,731)	$(159,165)

	Nine-Month Periods Ended
	December 31, 2017			December 31, 2016
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(32,426)	$(95,717)	$(128,143)	$(41,522)	$(94,393)	$(135,915)
Other comprehensive gain (loss) before reclassifications	(5,488)	27,562	22,074	(1,031)	(19,471)	(20,502)
Net (gains) losses reclassified from accumulated other comprehensive loss	(15,273)	244	(15,029)	119	(2,867)	(2,748)
Net current-period other comprehensive gain (loss)	(20,761)	27,806	7,045	(912)	(22,338)	(23,250)
Ending balance	$(53,187)	$(67,911)	$(121,098)	$(42,434)	$(116,731)	$(159,165)

Substantially all unrealized gains relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three-month and nine-month periods ended December 31, 2017 were recognized as a component of cost of sales in the condensed consolidated statement of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges.

10.  TRADE RECEIVABLES SECURITIZATION

The Company sells trade receivables under two asset-backed securitization programs and under an accounts receivable factoring program.

Asset-Backed Securitization Programs

The Company continuously sells designated pools of trade receivables under its Global Asset-Backed Securitization Agreement (the “Global Program”) and its North American Asset-Backed Securitization Agreement (the “North American Program,” collectively, the “ABS Programs”) to affiliated special purpose entities, each of which in turn sells 100% of the receivables to unaffiliated financial institutions. These programs allow the operating subsidiaries to receive a cash payment and a deferred purchase price receivable for sold receivables. Following the transfer of the receivables to the special purpose entities, the transferred receivables are isolated from the Company and its affiliates, and upon the sale of the receivables from the special purpose entities to the unaffiliated financial institutions, effective control of the transferred receivables is passed to the unaffiliated financial institutions, which has the right to pledge or sell the receivables. Although the special purpose entities are consolidated by the Company, they are separate corporate entities and their assets are available first to satisfy the claims of their creditors. The investment limits set by the financial institutions are $950.0 million for the Global Program, of which $775.0 million is committed and $175.0 million is uncommitted, and $250.0 million for the North American Program, of which $210.0 million is committed and $40.0 million is uncommitted. Both programs require a minimum level of deferred purchase price receivable to be retained by the Company in connection with the sales.

The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.1% to 0.5% of serviced receivables per annum. Servicing fees recognized during the three-month and nine-month periods ended December 31, 2017 and December 31, 2016 were not material and are included in interest and other, net within the condensed consolidated statements of operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets and liabilities are recognized.

As of December 31, 2017, approximately $1.5 billion of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds of approximately $1.1 billion and deferred purchase price receivables of approximately $420.6 million. As of March 31, 2017, approximately $1.5 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $1.0 billion and deferred purchase price receivables of approximately $506.5 million. The portion of the purchase price for the receivables which is not paid by the unaffiliated financial institutions in cash is a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in other current assets as of December 31, 2017 and March 31, 2017, and were carried at the expected recovery amount of the related receivables. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a loss on sale of the related receivables and recorded in interest and other, net in the condensed consolidated statements of operations and were immaterial for all periods presented.

The Company's deferred purchase price receivables relating to its asset-backed securitization program are recorded initially at fair value based on a discounted cash flow analysis using unobservable inputs (i.e., level 3 inputs), which are primarily risk free interest rates adjusted for the credit quality of the underlying creditor. Due to its high credit quality and short term maturity, the fair value approximates carrying value. Significant increases in either of the major unobservable inputs (credit spread, risk free interest rate) in isolation would result in lower fair value estimates, however the impact is not material. The interrelationship between these inputs is also insignificant.

As of December 31, 2017 and March 31, 2017, the accounts receivable balances that were sold under the ABS Programs were removed from the condensed consolidated balance sheets and the net cash proceeds received by the Company were included as cash provided by operating activities in the condensed consolidated statements of cash flows.

For the nine-month periods ended December 31, 2017 and December 31, 2016, cash flows from sales of receivables under the ABS Programs consisted of approximately $4.6 billion and $4.2 billion, for transfers of receivables, respectively (of which approximately $290.4 million and $315.1 million, respectively, represented new transfers and the remainder proceeds from collections reinvested in revolving-period transfers).

Trade Accounts Receivable Sale Programs

The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $233.3 million and $225.2 million as of December 31, 2017 and March 31, 2017, respectively. For the nine-month periods ended December 31, 2017 and December 31, 2016, total accounts receivable sold to certain third party banking institutions was approximately $1.0 billion, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.

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

The following table summarizes the activities related to contingent consideration payable for historic acquisitions:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(In thousands)
Beginning balance	$17,342	$75,614	$22,426	$73,423
Payments	(17,109)	(40,555)	(17,109)	(42,776)
Fair value adjustments	767	(6,997)	(4,317)	(2,585)
Ending balance	$1,000	$28,062	$1,000	$28,062

In connection with the acquisition of NEXTracker, Inc. in fiscal year 2016, the Company had an obligation to pay additional cash consideration to the former shareholders contingent upon NEXTracker, Inc.'s achievement of revenue targets during the two years after acquisition (ending on September 30, 2017). During the nine-month period ended December 31, 2017, the Company paid $17.1 million of the total contingent consideration following the second year's targets achievement in accordance with the terms of the merger agreement. The payment of the contingent consideration is included in other financing activities, net, in the condensed consolidated statements of cash flows.

There were no transfers between levels in the fair value hierarchy during the nine-month periods ended December 31, 2017 and December 31, 2016.

Financial Instruments Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$424,744	$—	$424,744
Foreign exchange contracts (Note 8)	—	21,003	—	21,003
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	7,212	67,503	—	74,715
Liabilities:				0
Foreign exchange contracts (Note 8)	$—	$(25,330)	$—	$(25,330)
Contingent consideration in connection with business acquisitions	—	—	(1,000)	(1,000)

	Fair Value Measurements as of March 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$1,066,841	$—	$1,066,841
Foreign exchange contracts (Note 8)	—	22,022	—	22,022
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	7,062	52,680	—	59,742
Liabilities:				0
Foreign exchange contracts (Note 8)	$—	$(11,742)	$—	$(11,742)
Contingent consideration in connection with business acquisitions	—	—	(22,426)	(22,426)

Other financial instruments

The following table presents the Company’s major debts not carried at fair value:

	As of December 31, 2017		As of March 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)
4.625% Notes due February 2020	$500,000	$516,925	$500,000	$526,255	Level 1
Term Loan, including current portion, due in installments through November 2021	691,875	693,605	700,000	699,566	Level 1
Term Loan, including current portion, due in installments through June 2022 (1)	489,938	491,163	502,500	503,756	Level 1
5.000% Notes due February 2023	500,000	536,515	500,000	534,820	Level 1
4.750% Notes due June 2025	596,282	643,440	595,979	633,114	Level 1
Euro Term Loan due September 2020	58,021	58,021	53,075	53,075	Level 1
Euro Term Loan due January 2022	119,786	119,786	107,357	107,357	Level 1
Total	$2,955,902	$3,059,455	$2,958,911	$3,057,943

(1) On June 30, 2017, the Company entered into a new agreement that effectively extended the maturity date of the loan from March 31, 2019 to June 30, 2022. Refer to note 6 for further details of the arrangement.

The Company values its Euro Term Loans due September 2020 and January 2022 based on the current market rate, and as of December 31, 2017, the carrying amounts approximate fair values.

The Term Loans due November 2021 and June 2022, and the Notes due February 2020, February 2023 and June 2025 are valued based on broker trading prices in active markets.

12. BUSINESS AND ASSET ACQUISITIONS & DIVESTITURES

Business and asset acquisitions

During the nine-month period ended December 31, 2017, the Company completed two acquisitions that were not individually, nor in the aggregate, significant to the consolidated financial position, results of operation and cash flows of the Company.

In April 2017, the Company completed its acquisition of AGM, which expanded its capabilities in the automotive market, and is included within the HRS segment. The Company paid $213.7 million, net of cash acquired.

Additionally, in September 2017, the Company acquired a certain power modules business from Ericsson, and expanded its capabilities within the CEC segment. The Company paid $56.0 million, net of cash acquired.

A summary of the allocation of the total purchase consideration is presented as follows (in thousands):

	Purchase Consideration	Net Tangible Assets Acquired	Purchased Intangible Assets	Goodwill
AGM	$213,718	$56,438	$82,000	$75,280
Power Modules Business	56,006	12,332	34,500	9,174

The Company is in the process of finalizing its valuation of the fair value of the assets and liabilities acquired. Additional information, which existed as of the acquisition date, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the date of acquisition. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill during the respective measurement periods.

The results of operations of the acquisitions were included in the Company’s condensed consolidated financial results beginning on the date of acquisition, and the total amount of net income and revenue, collectively, were immaterial to the Company's condensed consolidated financial results for the three-month and nine-month periods ended December 31, 2017. Pro-forma results of operations have not been presented because the effects were not material to the Company’s condensed consolidated financial results for all periods presented.

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

One of the Company's Brazilian subsidiaries has received related assessments for certain sales and import taxes. There are six tax assessments totaling 291 million Brazilian reals (approximately USD $88 million based on the exchange rate as of December 31, 2017). The assessments are in various stages of the review process at the administrative level. The Company has meritorious defenses and plans to continue to vigorously oppose all of these assessments, as well as any future assessments. The Company does not expect final judicial determination on any of these claims for several years.

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

14.  SHARE REPURCHASES

During the three-month and nine-month periods ended December 31, 2017, the Company repurchased 2.0 million shares at an aggregate purchase price of $35.0 million, and 10.8 million shares at an aggregate purchase price of $180.0 million, respectively, and retired all of these shares.

Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $500 million in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Annual General Meeting held on August 15, 2017. As of December 31, 2017, shares in the aggregate amount of $410.1 million were available to be repurchased under the current plan.

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

Selected financial information by segment is as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(In thousands)
Net sales:
Communications & Enterprise Compute	$1,979,045	$2,102,321	$5,853,435	$6,400,233
Consumer Technologies Group	2,056,801	1,848,970	5,323,913	4,827,488
Industrial & Emerging Industries	1,491,063	1,140,366	4,336,201	3,672,103
High Reliability Solutions	1,224,643	1,023,342	3,516,695	3,100,513
	$6,751,552	$6,114,999	$19,030,244	$18,000,337
Segment income and reconciliation of income before tax:
Communications & Enterprise Compute	$50,206	$62,109	$141,541	$176,460
Consumer Technologies Group	38,768	59,282	87,494	139,230
Industrial & Emerging Industries	61,328	39,681	167,650	127,020
High Reliability Solutions	100,976	82,729	283,552	249,972
Corporate and Other	(31,557)	(20,695)	(94,273)	(82,395)
Total segment income	219,721	223,106	585,964	610,287
Reconciling items:
Intangible amortization	19,588	18,734	55,865	62,318
Stock-based compensation	20,758	20,781	63,018	67,311
Distressed customers asset impairments (1)	—	—	4,753	92,915
Contingencies and other (2)	—	17,421	43,933	28,960
Other charges (income), net	6,865	3,090	(172,467)	15,007
Interest and other, net	31,350	22,838	85,780	71,869
Income before income taxes	$141,160	$140,242	$505,082	$271,907

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

During the second quarter of fiscal year 2017, prices for solar panel modules declined significantly. The Company determined that certain solar panel inventory on hand at the end of the second quarter of fiscal year 2017 was not fully recoverable and recorded a charge of $60.0 million to reduce the carrying costs to market in the nine-month period ended December 31, 2016. The Company also recognized a $16.0 million impairment charge for solar module equipment and $16.9 million primarily related to negative margin sales and other associated direct costs. The total charge of $92.9 million is included in cost of sales for the nine-month period ended December 31, 2016 but is excluded from segment results above.

(2) During the second quarter of fiscal year 2018, the Company incurred charges in connection with the matters described in note 13, for certain loss contingencies where it believes that losses are probable and estimable. Additionally, the Company incurred various other charges predominately related to damages incurred from a typhoon that impacted one of its China facilities.

During fiscal year 2017, the Company initiated a plan to rationalize the current footprint at existing sites including corporate SG&A functions and to continue to shift the talent base in support of its Sketch-to-Scaletm initiatives. As part of this plan, approximately $17.4 million and $29.0 million was recognized during the three and nine-month periods ended December 31, 2016, respectively. The plan was finalized and completed during fiscal year 2017.

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

•
Industrial and Emerging Industries ("IEI"), which is comprised of energy and metering, semiconductor and capital equipment, office solutions, industrial, home and lifestyle, industrial automation and kiosks, and lighting; and

•
High Reliability Solutions ("HRS"), which is comprised of our medical business, including consumer health, digital health, disposables, precision plastics, drug delivery, diagnostics, life sciences and imaging equipment; our automotive business, including vehicle electrification, connectivity, autonomous vehicles, and clean technologies.

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

We believe that our continued business transformation is strategically positioning us to take advantage of the long-term, future growth prospects for outsourcing of advanced manufacturing capabilities, design and engineering services and after-market services, which remain strong.

We are one of the world's largest providers of global supply chain solutions, with revenues of $19.0 billion for the nine-month period ended December 31, 2017 and $23.9 billion in fiscal year 2017. The following tables set forth the relative percentages and dollar amounts of net sales and net property and equipment, by country, based on the location of our manufacturing sites:

	Three-Month Periods Ended				Nine-Month Periods Ended
Net sales:	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
	(In millions)
China	$1,996	30%	$1,823	30%	$5,493	29%	$5,623	31%
Mexico	1,183	17%	1,129	17%	3,302	17%	2,998	17%
Brazil	729	11%	536	9%	1,969	10%	1,326	7%
U.S.	723	11%	589	10%	2,157	12%	2,006	11%
Malaysia	507	7%	585	10%	1,527	8%	1,698	10%
Other	1,614	24%	1,453	24%	4,582	24%	4,349	24%
	$6,752		$6,115		$19,030		$18,000

	As of		As of
Property and equipment, net:	December 31, 2017		March 31, 2017
	(In millions)
China	$713	29%	$720	31%
Mexico	599	25%	525	23%
U.S.	307	13%	291	13%
Malaysia	154	6%	173	7%
Hungary	147	6%	133	6%
Other	523	21%	475	20%
	$2,443		$2,317

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

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	93.4	93.2	93.4	93.7
Gross profit	6.6	6.8	6.6	6.3
Selling, general and administrative expenses	3.7	3.8	4.1	4.0
Intangible amortization	0.3	0.3	0.3	0.3
Interest and other, net	0.5	0.4	0.5	0.4
Other charges (income), net	0.1	0.1	(0.9)	0.1
Income before income taxes	2.0	2.2	2.6	1.5
Provision for income taxes	0.3	0.2	0.3	0.2
Net income	1.7%	2.0%	2.3%	1.3%

Net sales

The following table sets forth our net sales by segment and their relative percentages. Historical information has been recast to reflect realignment of customers and/or products between segments to ensure comparability:

	Three-Month Periods Ended				Nine-Month Periods Ended
Segments:	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
	(In millions)
Communications & Enterprise Compute	$1,979	29%	$2,102	34%	$5,853	31%	$6,400	36%
Consumer Technologies Group	2,057	30%	1,849	30%	5,324	28%	4,827	27%
Industrial & Emerging Industries	1,491	22%	1,140	19%	4,336	23%	3,672	20%
High Reliability Solutions	1,225	19%	1,023	17%	3,517	18%	3,101	17%
	$6,752		$6,114		$19,030		$18,000

Net sales during the three-month period ended December 31, 2017 totaled $6.8 billion, representing an increase of approximately $0.7 billion, or 10% from $6.1 billion during the three-month period ended December 31, 2016. The overall increase in sales was driven by increases in three of our segments offset by a decline in sales in our CEC segment. Our IEI segment increased $351 million, mainly driven by our industrial, home and lifestyle business in addition to growth in our solar energy business. Our CTG segment increased $208 million, primarily because of stronger sales in our connected living and mobile devices businesses, offset by a decrease in gaming. Our HRS segment increased $201 million from higher sales in our automotive business. Sales in our CEC segment declined $123 million, largely attributable to lower sales within our telecom and networking businesses, offset by increased sales in our cloud and data center business. Net sales increased $395 million to $2.7 billion in the Americas, increased $193 million to $3.0 billion in Asia, and increased $48 million to $1.1 billion in Europe

Net sales during the nine-month period ended December 31, 2017 totaled $19.0 billion, representing an increase of approximately $1.0 billion, or 6% from $18.0 billion during the nine-month period ended December 31, 2016. The overall increase in net sales during the nine-month period ended December 31, 2017, was driven by increases of $664 million in our IEI segment, $496 million in our CTG segment, and $416 million in our HRS segment due to the same drivers as described above. These increases were offset by a decrease of $547 million in our CEC segment as a result of lower sales within our telecom and legacy server and storage businesses, offset by increased sales in our cloud and data center business. Net sales increased $1.1 billion to $7.5 billion in the Americas, offset by decreases of $83 million to $8.3 billion in Asia and $29 million to $3.2 billion in Europe.

Our ten largest customers, during the three and nine-month periods ended December 31, 2017 accounted for approximately 43% and 42% of net sales, respectively. No customer accounted for more than 10% of net sales during the three and nine-month periods ended December 31, 2017.

Our ten largest customers, during the three and nine-month periods ended December 31, 2016 accounted for approximately 46% and 43% of net sales, respectively. No customer accounted for more than 10% of net sales during the three and nine-month periods ended December 31, 2016.

Gross profit

Gross profit is affected by a number of factors, including the number and size of new manufacturing programs, product mix, component costs and availability, product life cycles, unit volumes, pricing, competition, new product introductions, capacity utilization and the expansion or consolidation of manufacturing facilities including specific restructuring activities from time to time. The flexible design of our manufacturing processes allows us to build a broad range of products in our facilities and better utilize our manufacturing capacity across our diverse geographic footprint. In the cases of new programs, profitability normally lags revenue growth due to product start-up costs, lower manufacturing program volumes in the start-up phase, operational inefficiencies, and under-absorbed overhead. Gross margin for these programs often improves over time as manufacturing volumes increase, as our utilization rates and overhead absorption improve, and as we increase the level of manufacturing services content. As a result of these various factors, our gross margin varies from period to period.

Gross profit during the three-month period ended December 31, 2017 increased $30 million to $446 million, or 6.6% of net sales, from $416 million, or 6.8% of net sales, during the three-month period ended December 31, 2016 primarily due to flow through from higher sales across three of our four segments as discussed above. The gross profit percentage decline of 20 basis points from the prior year quarter was driven primarily by lower gross profit generation by our CTG segment as it realized greater levels of costs associated with ramping a strategic customer as further explained below. Gross profit during the nine-month period ended December 31, 2017 increased $0.1 billion to $1.2 billion, or 6.6% of net sales, from $1.1 billion, or 6.3% of net sales, during the nine-month period ended December 31, 2016. The increase in gross profit for the nine-month period ended December 31, 2017 is primarily due to contribution flow through from the additional $1.0 billion in sales from the prior year to date period. In addition, the prior year to date period gross profit included $93 million of charges related to the significant decline in prices for solar modules and slowdown in demand. This was partially offset by an elevated level of costs associated with ramping a strategic customer in our CTG segment as further explained below.

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

The following table sets forth segment income and margins. Historical information has been recast to reflect realignment of customers and/or products between segments:

	Three-Month Periods Ended				Nine-Month Periods Ended
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
	(In millions)
Segment income & margin:
Communications & Enterprise Compute	$50	2.5%	$62	3.0%	$142	2.4%	$176	2.8%
Consumer Technologies Group	39	1.9%	59	3.2%	87	1.6%	139	2.9%
Industrial & Emerging Industries	61	4.1%	40	3.5%	168	3.9%	127	3.5%
High Reliability Solutions	101	8.2%	83	8.1%	283	8.1%	250	8.1%
Corporate and Other	(32)		(21)		(94)		(82)
Total segment income	219	3.3%	223	3.6%	586	3.1%	610	3.4%
Reconciling items:
Intangible amortization	19		19		56		62
Stock-based compensation	21		21		63		67
Distressed customers asset impairments (1)	—		—		5		93
Contingencies and other (2)	—		17		44		29
Other charges (income), net	7		3		(173)		15
Interest and other, net	31		23		86		72
Income before income taxes	$141		$140		$505		$272

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

During the second quarter of fiscal year 2017, prices for solar panel modules declined significantly. The Company determined that certain solar panel inventory on hand at the end of the second quarter of fiscal year 2017 was not fully recoverable and recorded a charge of $60 million to reduce the carrying costs to market in the nine-month period ended December 31, 2016. The Company also recognized a $16 million impairment charge for solar module equipment and $17 million primarily related to negative margin sales and other associated direct costs. The total charge of $93 million is included in cost of sales for the nine-month period ended December 31, 2016 but is excluded from segment results above.

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

During fiscal year 2017, the Company initiated a plan to rationalize the current footprint at existing sites including corporate SG&A functions and to continue to shift the talent base in support of its Sketch-to-Scaletm initiatives. As part of this plan, approximately $29 million was recognized in the nine-month period ended December 31, 2016. The plan was finalized and completed during fiscal year 2017.

CEC segment margin decreased 50 basis points, to 2.5% for the three-month period ended December 31, 2017, from 3.0% during the three-month period ended December 31, 2016. CEC segment margin decreased 40 basis points, to 2.4% for the nine-month period ended December 31, 2017, from 2.8% for the nine-month period ended December 31, 2016. The decreases in CEC's margins for both the three and nine-month periods ended December 31, 2017 were due to lower capacity utilization causing reduced overhead absorption, coupled with modest increased investments to expand its converged enterprise and cloud data center engineering capabilities.

CTG segment margin decreased 130 basis point to 1.9% for the three-month period ended December 31, 2017, from 3.2% during the three-month period ended December 31, 2016. CTG segment margin decreased 130 basis points, to 1.6% for the nine-month period ended December 31, 2017 from 2.9% for the nine-month period ended December 31, 2016. The decreases in CTG's margins for both the three and nine-month periods ended December 31, 2017 reflected the negative impacts from the elevated levels of costs associated with material management, labor inefficiencies and capacity refinements as we ramp up production with a strategic customer.

IEI segment margin increased 60 basis points, to 4.1% for the three-month period ended December 31, 2017, from 3.5% during the three-month period ended December 31, 2016. IEI segment margin increased 40 basis points, to 3.9% for the nine-month period ended December 31, 2017, from 3.5% for the nine-month period ended December 31, 2016. The increases in IEI's margins for both the three and nine-month periods ended December 31, 2017 are primarily due to revenue increases resulting in improved absorption of costs as a result of ramping multiple new programs in our industrial, home and lifestyle and energy businesses. This was partially offset by high levels of start-up costs on several new customer programs as we prepositioned resources in advance of the significant underlying ramps, as well as an impact from the underlying mix of business.

HRS segment margin increased 10 basis points, to 8.2% for the three-month period ended December 31, 2017, from 8.1% during the three-month period ended December 31, 2016 primarily as a result of new customers and programs ramp up coupled with solid operational management. HRS segment margin remained consistent at 8.1% for the nine-month periods ended December 31, 2017 and December 31, 2016.

Restructuring charges

On January 25, 2018, the Company announced a plan to initiate targeted restructuring activities focused on optimizing the cost base in lower growth areas and more importantly, streamlining certain corporate and segment functions. The objective of the plan is to make Flex a faster, more responsive and agile company better positioned to react to marketplace opportunities. While a detailed action plan has not been finalized, the Company expects to incur a minimum charge of $50 million during the fourth quarter of fiscal year 2018 and will substantially complete all the associated activities by the end of this fiscal year. The estimated costs are primarily related to one-time employee termination benefits and will be settled in cash.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) was $247 million, or 3.7% of net sales, during the three-month period ended December 31, 2017, increasing $16 million from $232 million, or 3.8% of net sales, during the three-month period ended December 31, 2016. This increase was primarily due to incremental costs associated with our continued expansion of our design and engineering resources and innovation system to support our increased Sketch-to-Scaletm initiatives. SG&A was $772 million, or 4.1% of net sales, during the nine-month period ended December 31, 2017, increasing $57 million from $715 million, or 4.0% of net sales, during the nine-month period ended December 31, 2016. This increase in SG&A was also due to incremental costs associated with our continued expansion of our design and engineering resources and innovation system but also due to the recognition of certain contingencies that are probable and estimable of payout combined with incremental costs from our acquisitions.

Intangible amortization

Amortization of intangible assets increased $1 million during the three-month period ended December 31, 2017 to $20 million, from $19 million for the three-month period ended December 31, 2016 due to incremental amortization expense on intangible assets related to our acquisitions completed during fiscal year 2018. Amortization of intangible assets decreased by $6 million during the nine-month period ended December 31, 2017 to $56 million from $62 million during the nine-month period ended December 31, 2016, due to certain intangibles being fully amortized.

Interest and other, net

Interest and other, net was $31 million during the three-month period ended December 31, 2017 compared to $23 million during the three-month period ended December 31, 2016, and $86 million during the nine-month period ended December 31, 2017 compared to $72 million during the nine-month period ended December 31, 2016. The increase in interest and other, net was primarily a result of higher interest expense due to higher interest rates and a higher average borrowing level.

Other charges (income), net

Other charges (income), net was $172 million of income during the nine-month period ended December 31, 2017 compared to $15 million of expense during the nine-month period ended December 31, 2016. The increase is primarily due to a $152 million non-cash gain as a result of the deconsolidation of our investment in Elementum, coupled with a $39 million gain recognized for the disposition of Wink during the first quarter of fiscal year 2018. Refer to note 5 and note 2 of the condensed consolidated financial statements for details of the deconsolidation and the disposition of Wink, respectively.

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

The consolidated effective tax rate was 16.2% and 11.3% for the three and nine-month periods ended December 31, 2017, and 7.7% and 14.4% for the three and nine-month periods ended December 31, 2016. The effective rate varies from the Singapore statutory rate of 17.0% as a result of recognition of earnings in different jurisdictions (we generate most of our revenues and profits from operations outside of Singapore), operating loss carryforwards, income tax credits, release of previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effect of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia and Israel. The effective tax rate for the three-month period ended December 31, 2017 is higher than the effective tax rate for the three-month periods ended December 31, 2016, due to a larger decrease in liabilities for uncertain tax positions (primarily lapses and FX) during the three-month period ended December 31, 2016. The effective tax rate for the nine-month period ended December 31, 2017 is lower than the nine-month period ended December 31, 2016 primarily due to the $151.6 million Elementum deconsolidation gain recognized during the quarter ended September 29, 2017 with no related tax impact.

Impact of the U.S. Tax Reform

On December 22, 2017, the U.S. President signed the Tax Cuts and Jobs Act (the “Act”) into law. Effective January 1, 2018, among other changes, the Act (a) reduces the U.S. federal corporate tax rate to 21 percent, provides for a deemed repatriation and taxation at reduced rates on historical earnings (a “transition tax”) of certain non-US subsidiaries owned by U.S. companies and establishes new mechanisms to tax such earnings going forward. Similar to other large multinational companies with complex tax structures, the Act has wide ranging implications for Flex. However, the impact on Flex's financial statements for the three and nine-month periods ended December 31, 2017 is immaterial, primarily because the Company has a full valuation allowance on deferred tax assets in the U.S., which results in there being no U.S. deferred tax assets or liabilities recorded on the balance sheet that need to be remeasured at the new 21% rate. Further, the Company expects that the new transition tax will be offset by U.S tax attributes such as net operating loss carryforwards, and thus will not result in any incremental taxes payable. The Company will continue to analyze the effects of the Act on its financial statements and operations. Any additional impacts from the enactment of the Act will be recorded as they are identified during the measurement period as provided for in Staff Accounting Bulletin 118.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2017, we had cash and cash equivalents of approximately $1.3 billion and bank and other borrowings of approximately $2.9 billion. We have a $1.75 billion revolving credit facility that expires in June 2022, under which there were no borrowings outstanding as of the end of the quarter. As of December 31, 2017, we were in compliance with the covenants under each of our existing credit facilities and indentures.

Cash provided by operating activities was $431 million during the nine-month period ended December 31, 2017. This resulted from $448 million of net income for the period plus adjustments for $430 million, net, non-cash charges such as depreciation, amortization, and stock-based compensation. These were partially offset by a $152 million gain from the deconsolidation of Elementum, and a $39 million gain on sale of Wink, which are both included in the determination of net income. The foregoing was further offset by a $256 million net increase in our operating assets and liabilities driven primarily by significant increases in accounts receivable and inventory not fully offset by the increase in accounts payable all reflecting our increased level of operations.

 We believe net working capital and net working capital as a percentage of annualized net sales are key metrics that measure the Company’s liquidity. Net working capital increased $230 million to $1.8 billion as of December 31, 2017, from $1.6 billion as of March 31, 2017. This increase is primarily driven by a $329 million increase in our inventory levels from March 31, 2017, as we are carrying elevated levels to support our revenue growth and positioning for multiple large ramps. Despite the increase in net working capital position from March 31, 2017, current quarter net working capital as a percentage of annualized net sales for the quarter then ended remained relatively consistent at 6.8% as compared to 6.9% of annualized net sales for the quarter ended December 31, 2017. The Company generally operates in a net working capital targeted range between 6%-8% of annualized revenue for the quarter. Net working capital position was calculated as current quarter accounts receivable, net of allowance for doubtful accounts, adding back the reduction in accounts receivable resulting from non-cash accounts receivable sales, plus inventories, less accounts payable.

Cash used in investing activities amounted to $783 million during the nine-month period ended December 31, 2017. During the nine-month period ended December 31, 2017, we paid $214 million for the acquisition of AGM, net of cash acquired, and we also paid $56 million for a power module business, net of cash acquired. Further, we invested $389 million of net capital expenditures for property and equipment to expand capabilities and capacity in support of our automotive, medical, footwear and IEI businesses. In addition, other investing activities includes $73 million of cash outflow resulting from the deconsolidation of Elementum, and $47 million of payments for investments, net of cash received, in non-core businesses.

We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our free cash flow is calculated as cash from operations less net purchases of property and equipment. Our free cash flows for the nine-month period ended December 31, 2017 was $42 million compared to $628 million for the nine-month period ended December 31, 2016. Free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Nine-Month Periods Ended
	December 31, 2017	December 31, 2016
	(In millions)
Net cash provided by operating activities	$431	$1,013
Purchases of property and equipment	(433)	(413)
Proceeds from the disposition of property and equipment	44	28
Free cash flow	$42	$628

Cash used in financing activities was $173 million during the nine-month period ended December 31, 2017, which was primarily for the repurchase of our ordinary shares in the amount of $180 million and for repayments of debts of $42 million, offset by $65 million received from third party investors during fiscal year 2018, in exchange for an additional noncontrolling equity interest in Elementum prior to the deconsolidation described above.

Our cash balances are held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months. As of December 31, 2017 and March 31, 2017, over half of our cash and cash equivalents was held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $1.2 billion as of March 31, 2017). Repatriation could result in an additional income tax payment, however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.

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

Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 15, 2017. During the nine-month period ended December 31, 2017, we paid $180 million to repurchase shares under the current and prior repurchase plans at an average price of $16.63 per share. As of December 31, 2017, shares in the aggregate amount of $410 million were available to be repurchased under the current plan.

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

On June 30, 2017, we extended the maturity date of one of our term loan agreements from March 31, 2019 to June 30, 2022. Refer to note 6 to the condensed consolidated financial statements for additional details on this term loan.

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

OFF-BALANCE SHEET ARRANGEMENTS

We sell designated pools of trade receivables to unaffiliated financial institutions under our ABS programs, and in addition to cash, we receive a deferred purchase price receivable for each pool of the receivables sold. Each of these deferred purchase price receivables serves as additional credit support to the financial institutions and is recorded at its estimated fair value. As of December 31, 2017 and March 31, 2017, the fair values of our deferred purchase price receivable were approximately $421 million and $507 million, respectively. As of December 31, 2017 and March 31, 2017, the outstanding balance on receivables sold for cash was $1.4 billion and $1.2 billion under all our accounts receivable sales programs, which are not included in our condensed consolidated balance sheets. For further information, see note 10 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the nine-month period ended December 31, 2017 as compared to the fiscal year ended March 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2017. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our third quarter of fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information regarding purchases of our ordinary shares made by us for the period from September 30, 2017 through December 31, 2017:

Period (2)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 30, 2017 - November 3, 2017	576,262	$17.08	576,262	$435,264,194
November 4, 2017 - December 1, 2017	—	$—	—	$435,264,194
December 2, 2017 - December 31, 2017	1,394,867	$18.07	1,394,867	$410,064,509
Total	1,971,129		1,971,129
____________________________________________________________

(1)	During the period from September 30, 2017 through December 31, 2017, all purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)
On August 15, 2017, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of December 31, 2017, shares in the aggregate amount of $410.1 million were available to be repurchased under the current plan.

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

FLEX LTD.
(Registrant)

/s/ Michael M. McNamara
Michael M. McNamara
Chief Executive Officer
(Principal Executive Officer)

Date:	January 26, 2018
/s/ Christopher Collier
Christopher Collier
Chief Financial Officer
(Principal Financial Officer)

Date:	January 26, 2018