Form 10-K
period 2018-03-31
FLEX LTD.
filed 2018-06-14
CIK 866374

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-23354
FLEX LTD.
(Exact name of registrant as specified in its charter)

Singapore (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification No.)
2 Changi South Lane, Singapore (Address of registrant's principal executive offices)	486123 (Zip Code)
Registrant's telephone number, including area code
(65) 6876-9899
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Ordinary Shares, No Par Value	The Nasdaq Global Select Market
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of September 29, 2017, the aggregate market value of the Company's ordinary shares held by non-affiliates of the registrant was approximately $8.8 billion based upon the closing sale price as reported on the Nasdaq Global Select Market.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 8, 2018
Ordinary Shares, No Par Value	528,282,247
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement to be delivered to shareholders in connection with the Registrant's 2018 Annual General Meeting of Shareholders	Part III

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

ITEM 1.    BUSINESS

OVERVIEW
We are a globally-recognized, provider of Sketch-to-Scaletm services - innovative design, engineering, manufacturing, and supply chain services and solutions - from conceptual sketch to full-scale production. We design, build, ship and service complete packaged consumer and enterprise products, from athletic shoes to electronics, for companies of all sizes in various industries and end-markets, through our activities in the following segments:

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

•
Consumer Technologies Group ("CTG"), which includes our consumer-related businesses in connected living, wearables, gaming, augmented and virtual reality, fashion and apparel, and mobile devices; and including various supply chain solutions for notebook personal computers, tablets, and printers;

•
Industrial and Emerging Industries ("IEI"), which is comprised of energy including advanced metering infrastructure, energy storage, smart lighting, electric vehicle infrastructure, smart solar energy, semiconductor and capital equipment, office solutions, industrial, home and lifestyle, industrial automation, and kiosks; and

•
High Reliability Solutions ("HRS"), which is comprised of our health solutions business, including consumer health, digital health, disposables, precision plastics, drug delivery, diagnostics, life sciences and imaging equipment; our automotive business, including vehicle electrification, connectivity, autonomous vehicles, and clean technologies.

These segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Operating Decision Maker (“CODM”). Our segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics. Refer to note 20 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for additional information on our operating segments.
We provide our advanced design, manufacturing and supply chain services through a network of over 100 facilities in approximately 35 countries across four continents. We have established this extensive network of design and manufacturing facilities in the world's major consumer and enterprise products markets (Asia, the Americas, and Europe) in order to serve the supply chain needs of both multinational and regional companies. Our services provide our customers with a competitive advantage by delivering improved product quality, increased flexibility, leading-edge manufacturability, improved performance, faster time-to-market, and competitive costs. Our customers leverage our services to meet their requirements throughout their products' entire life cycles. For the fiscal year ended March 31, 2018, we had revenue of $25.4 billion and net income of $429 million.
Over the past several years, we have evolved beyond a traditional Electronics Manufacturing Services ("EMS") company, and now consider Flex to be a provider of a full range of Sketch-to-Scaletm services – beyond electronics manufacturing services – including strategic product development planning and design-phase innovation, supported by teams of talented design engineers. Our innovation strategy is focused on three levels: products, systems, and manufacturing technologies and processes.
We believe that the combination of our extensive innovation platform solutions, design and engineering services, advanced supply chain management solutions and services, significant scale and global presence, and manufacturing campuses in low-cost geographies provide us with a competitive advantage and strong differentiation in the market for designing, manufacturing, and servicing consumer and enterprise products for leading multinational and regional companies. Through these services and facilities, we offer our customers accelerated design, increased flexibility and responsiveness, improved time to market, supply chain predictability and real-time visibility, which enable them to accelerate product launches, enter new markets, mitigate risks, and expand globally.
We recognized research and development costs primarily related to our design and innovations businesses of $78 million, $66 million, and $61 million for the fiscal years ended March 31, 2018, 2017 and 2016, respectively.

INDUSTRY OVERVIEW
Our expertise is Sketch-to-Scaletm services: design, manufacture, and supply chain services for a broad range of products, from electronics to athletic shoes. Although Flex has evolved beyond traditional EMS, the majority of our customers are electronics original equipment manufacturers ("OEMs"); as such, the closest broad definition of our industry remains the outsourced EMS industry.
EMS has experienced significant change and growth as an increasing number of companies elect to outsource some or all of their design, manufacturing, and after-market services requirements. In recent years, we have seen an increased level of diversification by many companies, primarily in the technology sector. Companies that have historically identified themselves as software providers, internet service providers, or e-commerce retailers are entering the highly competitive and rapidly evolving hardware markets, with products including mobile devices, home entertainment products, and wearable devices. This trend has resulted in significant changes to the hardware manufacturing and supply chain solutions requirements of such companies. Increasingly complex products require highly customized supply chain solutions, in turn resulting in significant changes to the overall manufacturing and supply chain landscape. The growth of the overall industry for calendar year 2017 is estimated to have been around 5%.
We believe the total available market for the EMS industry is poised for continued growth, with current penetration rates estimated to be about 31%. The intensely competitive nature of the electronics industry, the increasing complexity and sophistication of electronics products, and pressure on OEMs to reduce product costs and shorten product life cycles are all factors that encourage OEMs to utilize supply chain service providers as part of their business and manufacturing strategies. Utilizing global manufacturing and service providers allows OEMs to take advantage of the global design, manufacturing and supply chain management expertise of such providers, and enables OEMs to concentrate on product research, development, marketing, and sales. We believe that OEMs realize a number of important benefits through their strategic relationships with EMS providers, including:

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

•
Scale:  Our physical infrastructure includes over 100 facilities in approximately 35 countries, staffed by approximately 200,000 employees, providing our customers with truly global scale and strategic geographic distribution capabilities.

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
Our services include all processes necessary to design, build, ship and service complete packaged consumer electronics and industrial and consumer products for our customers. These services include:
Innovation Services.    This area of our business has seen increased investment and focus over the past six years. We provide a comprehensive set of services that enable companies, from startups to multinationals, to successfully innovate, create new products and solutions, and gain access to new markets. These services span the entire product introduction and solution lifecycle by providing access to new technologies, accelerating product development from early concepts to final production-ready design, and providing advanced manufacturing and testing for new product introduction and market access to grow our customers' offerings. We launched the Silicon Valley Open Innovation Initiative to create an ecosystem of customers, suppliers and design tool makers to drive new product innovation technologies that improve productivity, cost and time-to-market. As part of this initiative, we founded the Silicon Valley Open Innovation Summit.
In fiscal year 2018, we continued to expand our Innovation Centers worldwide and further enhanced our flagship Customer Innovation Center in Silicon Valley. Our innovation services include:

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

•
Collective Innovation Platform. The Collective Innovation Platform is an ecosystem of qualified technology solutions that helps customers reduce time-to-market and enhance product functionality by leveraging technology building blocks that have been qualified by Flex as part our technology Centers of Excellence. By joining the Flex Collective Innovation Program, technology providers can capitalize on their investments and gain access to our large, global customer base. Program members include technology suppliers, startups, software/application providers, research labs/institutes and universities.

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

Component businesses.    We offer the following components product solutions:

•
Rigid and Flexible Printed Circuit Board ("PCB") Fabrication. Printed circuit boards are composed of laminated materials that provide the interconnection for integrated circuits, passive and other electronic components and thus are at the heart of almost every electrical system. They are formed out of multi-layered epoxy resin and glass cloth systems with very fine traces, spaces, and plated holes (called vias) which interconnect the different layers into an extremely dense circuit network that carries the electrical signals between components. As semiconductor designs become more complex and signal speeds increase, there is an increasing demand for higher density integration on printed circuit boards, requiring higher layer counts, finer lines and spacings, smaller vias (microvias) and base materials with very low electrical loss characteristics. The manufacturing of these complex multilayer interconnect products often requires the use of sophisticated circuit interconnections between layers, and adherence to strict electrical characteristics to maintain consistent transmission speeds and impedances. The global demand for wireless devices and the complexity of wireless products are driving the demand for more flexible printed circuits. Flexible circuit boards facilitate a reduction in the weight of a finished electronic product and allow the designer to use the third dimension in designing new products or product features. Flexible circuits have become a very attractive design alternative for many new and emerging application spaces such as automotive rear light-emitting diode ("LED") lighting, tablet computers, and miniaturized radio frequency identification tags or smart cards. We are an industry leader in high-density interconnect with Every Layer Inter Connect ("ELIC") technology, which is widely used in smart phone designs, and multilayer constructions which are used in advanced routers and switches, telecom equipment, servers, storage, and flexible printed circuit boards and flexible printed circuit board assemblies. Our PCB business (Multek) manufactures printed circuit boards on a low-volume, quick-turn basis, as well as on a high-volume production basis. We provide quick-turn prototype services that allow us to provide small test quantities to meet the needs of customers' product development groups in as quickly as 48 hours. Our extensive range of services enables us to respond to our customers' demands for an accelerated transition from prototype to volume production. Multek offers a one-stop solution from design to manufacturing of PCB, flexible circuits and rigid flex circuits and sub-assemblies. We have printed circuit board and flexible circuit fabrication service capabilities in North America and Asia. Our PCB capabilities are centered in Asia and North America. In March 2018, the Company entered into an agreement with a certain Chinese manufacturing company, to divest its China-based Multek operations. The transaction is expected to close in the second quarter of fiscal year 2019, subject to customary closing conditions, including regulatory approvals. For additional information refer to note 18 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data".

•
Power Supplies. We have a full-service power supply business ("Flex Power") that is a key player in the mobile revolution, with expertise in high efficiency and high density switching power supplies ranging from 1 to 3,000 watts. Our product portfolio includes chargers for smartphones and tablets, adapters for notebooks and gaming, and power supplies for server, storage, and networking markets. We pride ourselves on our ability to service the needs of industry leaders in these markets through valuable technology, design expertise, collaborative development, and efficient execution. Our products are fully compliant with the environmental and Energy Star requirements that drive efficiency specifications in our industry. Customers who engage with Flex Power gain access to compelling innovations and intellectual property in digital control and smart power.

Logistics.    Our Flex Global Services business is a provider of after-market and forward supply chain logistics services. Our comprehensive suite of services is tailored to customers operating in the computing, consumer digital, infrastructure, industrial, mobile and medical markets. Our expansive global infrastructure includes 27 sites and approximately 11,000 employees strategically located throughout the Americas, Europe, and Asia. By leveraging our operational infrastructure, supply chain network, and IT systems, we are able to offer our customers globally consistent logistics solutions. By linking the flow of information from these supply chains, we create supply chain insight for our customers. We provide multiple logistics solutions including supplier-managed inventory, inbound freight management, product postponement, build/configure to order, order fulfillment and distribution, and supply chain network design.
Reverse Logistics and Repair Services.    We offer a suite of integrated reverse logistics and repair solutions that use globally consistent processes, which help increase our customers' brand loyalty by improving turnaround times and raising end-customer satisfaction levels. Our objective is to maximize asset value retention for our customers' products throughout their product life cycle while simultaneously minimizing non-value added repair inventory levels and handling in the supply chain. With our suite of end-to-end solutions, we can effectively manage our customers' reverse logistics requirements, while providing critical feedback to their supply chain constituents, delivering continuous improvement and efficiencies for both existing and next generation products. Our reverse logistics and repair solutions include returns management, exchange programs, complex repair, asset recovery, recycling and e-waste management. We provide repair expertise to multiple product lines such as consumer and midrange products, printers, smart phones, consumer medical devices, notebook personal computers, set-top boxes, game consoles and highly complex infrastructure products. With our service parts logistics business, we manage all of the logistics and restocking processes essential to the efficient operation of repair and refurbishment services.

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
        Significant Scale and Global Integrated System.    We believe that scale is a significant competitive advantage, as our customers' solutions increasingly require cost structures and capabilities that can only be achieved through size and global reach. We are a leader in global procurement, purchasing approximately $25.0 billion of materials during our fiscal year ended March 31, 2018. As a result, we are able to use our worldwide supplier relationships to achieve advantageous pricing and supply chain flexibility for our customers.
We have established an extensive, integrated network of design, manufacturing and logistics facilities in the world's major consumer electronics and industrial markets to serve the outsourcing needs of both multinational and regional companies. Our extensive global network of over 100 facilities in approximately 35 countries with approximately 200,000 employees, helps increase our customers' competitiveness by simplifying their global product development processes while delivering improved product quality with improved performance and accelerated time to market.

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
        Industrial Parks; Low-Cost Manufacturing Services.    We have developed self-contained campuses that co-locate our manufacturing and logistics operations with our suppliers in various, low-cost locations. These industrial parks enhance our supply chain management efficiency, while providing a low-cost, multi-technology solution for our customers. This approach increases the competitiveness of our customers by reducing logistical barriers and costs, improving communications, increasing flexibility, lowering transportation costs and reducing turnaround times. We have strategically established our industrial parks in Brazil, China, India, Malaysia, Mexico and Poland.
We have selected manufacturing operations situated in low-cost regions of the world to provide our customers with a wide array of manufacturing solutions and low manufacturing costs. As of March 31, 2018, approximately 80% of our manufacturing capacity was located in low-cost locations, such as Brazil, China, Hungary, India, Indonesia, Malaysia, Mexico, Poland, Romania, and the Ukraine. We believe we are a global industry leader in low-cost production capabilities.

CUSTOMERS
Our customers include many of the world's leading technology companies. We have focused on establishing long-term relationships with our customers and have been successful in expanding our relationships to incorporate additional product lines and services.

As our business spans multiple end markets, we believe that we are well-positioned through our market diversification to grow faster than the industry average and successfully navigate through difficult economic times. As an example, we serve the following key customers across our diverse business groups: health solutions customers Abbott and Johnson & Johnson and auto customers Ford and Nexteer in our HRS segment; Teradyne, Applied Materials and Xerox in our IEI segment; Cisco, Nokia Solutions and Huawei in our CEC segment; and Lenovo/Motorola, Nike and Bose in our CTG segment. We continually look for new ways to diversify our offering within each market segment.
In fiscal year 2018, our ten largest customers accounted for approximately 41% of net sales. No customer accounted for greater than 10% of the Company's net sales in fiscal year 2018.

BACKLOG
Although we obtain firm purchase orders from our customers, OEM customers typically do not place firm orders for delivery of products more than 30 to 90 days in advance. In addition, OEM customers may reschedule or cancel firm orders depending on contractual arrangements. Therefore, we do not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales.

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

SOCIAL AND ENVIRONMENTAL RESPONSIBILITY
Our Corporate Social and Environmental Responsibility ("CSER") management system has several elements, including environmental, health and safety compliance, labor and human rights, ethics, governance, and community engagement. Flex's CSER framework is based upon the principles, policies, and standards prescribed by the Responsible Business Alliance (RBA), a worldwide association of electronics companies committed to promoting an industry code of conduct for global electronics supply chains to improve working and environmental, health and safety conditions, as well as other relevant international standards (e.g., ISO 14001, United Nations Guiding Principles on Business and Human Rights). Flex is a founding member of the RBA. Social responsibility is also an area of increasing regulation, with specific regulations such as the California Transparency in Supply Chains Act, the U.S. Federal Acquisition Regulation on Human Trafficking and the U.K. Modern Slavery Act of 2015, all creating new compliance and disclosure obligations for the Company and for our customers. We operate a number of programs, including compliance audits, data collection, training and leadership programs that focus upon driving continuous improvement in social, ethical, and environmental performance throughout all of our global operating units, all in accordance with our Code of Business Conduct and Ethics. We also go beyond compliance by offering a wide range of programs and initiatives to engage both our internal and external stakeholders. At the heart of this endeavor lies our pragmatic goal of positively influencing the lives of people in the communities in which we operate. We intend to continue investing in these global communities through grant-making, financial contributions, volunteer work, direct engagement and donation of resources. All of these activities are the subject of our annual sustainability reporting, done in accordance with the Global Reporting Initiative’s (GRI) standards and as updated semi-annually on the Flex website.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), Section 1502, introduced reporting requirements related to the verification of whether we are directly (or indirectly through suppliers of materials) purchasing the following minerals ("Conflict Minerals"): columbite-tantalite, also known as coltan (the metal ore from which tantalum is extracted); cassiterite (the metal ore from which tin is extracted); gold; wolframite (the metal ore from which tungsten is extracted); or their derivatives, which are limited to tantalum, tin and tungsten; or any other mineral or its derivatives as determined by the Secretary of State associated with financing conflicts in the Democratic Republic of the Congo or an adjoining country. We work directly with suppliers, industry groups, and customers to comply with the reporting requirements necessary to comply with this law. See "Risk Factors—Compliance with government regulations regarding the use of 'conflict minerals' may result in increased costs and risks to us." We have filed the required reports on Form SD with the Securities and Exchange Commission (SEC) in accordance with the Dodd-Frank Act. In addition, Flex is a participant in the RBA’s Responsible Minerals Initiative, which is evaluating the supply chain risks of Conflict Minerals and other minerals (e.g., cobalt) and studying how to mitigate those risks.

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

EMPLOYEES
As of March 31, 2018, our global workforce totaled approximately 200,000 employees including our flexible (temporary) workforce. In certain international locations, our employees are represented by labor unions and by work councils. We have never experienced a significant work stoppage or strike, and we believe that our employee relations are good.
Our success depends to a large extent upon the continued services of key managerial and technical employees. The loss of such personnel could seriously harm our business, results of operations and business prospects. To date, we have not experienced significant difficulties in attracting or retaining such personnel.

INTELLECTUAL PROPERTY

We own or license various United States and foreign patents relating to a variety of technologies. For certain of our proprietary processes, inventions, and works of authorship, we rely on trade secret or copyright protection. We also maintain trademark rights (including registrations) for our corporate name and several other trademarks and service marks that we use in our business in the United States and other countries throughout the world. We have implemented appropriate policies and procedures (including both technological means and training programs for our employees) to identify and protect out intellectual property, as well as that of our customers and suppliers. As of March 31, 2018 and 2017, the carrying value of our intellectual property was not material.
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
From time to time, we enter into intellectual property licenses (e.g., patent licenses and software licenses) with third parties which obligate us to report covered behavior to the licensor and pay license fees to the licensor for certain activities or products, or that enable our use of third party technologies. We may also decline to enter into licenses for intellectual property that we do not think is useful for or used in our operations, or for which our customers or suppliers have licenses or have assumed responsibility. Given the diverse and varied nature of our business and the location of our business around the world, certain activities we perform, such as providing assembly services in China and India, may fall outside the scope of those licenses or may not be subject to the applicable intellectual property rights. Our licensors may disagree and claim royalties are owed for such activities. In addition, the basis (e.g. base price) for any royalty amounts owed are audited by licensors and may be challenged.  Some of these disagreements may lead to claims and litigation that might not be resolved in our favor. Additionally, litigation could be lengthy and costly and could materially harm our financial condition regardless of the outcome.

FINANCIAL INFORMATION ABOUT SEGMENTS AND GEOGRAPHIC AREAS
Refer to note 20 to our consolidated financial statements included under Item 8 for financial information about our business segments and geographic areas.

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

•
CTG, which includes our consumer-related businesses in connected living, wearables, gaming, augmented and virtual reality, fashion and apparel, and mobile devices; and including various supply chain solutions for notebook personal computers, tablets, and printers;

•
IEI, which is comprised of energy including advanced metering infrastructure, energy storage, smart lighting, electric vehicle infrastructure, smart solar energy, semiconductor and capital equipment, office solutions, industrial, home and lifestyle, industrial automation, and kiosks; and

•
HRS, which is comprised of our health solutions business, including consumer health, digital health, disposables, precision plastics, drug delivery, diagnostics, life sciences and imaging equipment; our automotive business, including vehicle electrification, connectivity, autonomous vehicles, and clean technologies.

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
Sales to our ten largest customers represent a significant percentage of our net sales. Our ten largest customers accounted for approximately 41%, 43% and 46% of net sales in fiscal years 2018, 2017 and 2016, respectively. No customer accounted for more than 10% of net sales in fiscal year 2018 and 2017. Only Lenovo/Motorola, which is reflected in our CTG segment, accounted for more than 10% of net sales in fiscal year 2016. Our principal customers have varied from year to year. These customers may experience dramatic declines in their market shares or competitive position, due to economic or other forces, that may cause them to reduce their purchases from us or, in some cases, result in the termination of their relationship with us. Significant reductions in sales to any of these customers, or the loss of major customers, would materially harm our business. If we are not able to timely replace expired, canceled or reduced contracts with new business, our revenues and profitability could be harmed. Additionally, mergers, acquisitions, consolidations or other significant transactions involving our key customers generally entail risks to our business. If a significant transaction involving any of our key customers results in the loss of or reduction in purchases by the largest customers, it could have a materially adverse effect on our business, results of operations, financial condition and prospects.
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
We provide manufacturing services to companies and industries that have in the past, and may in the future, experience financial difficulty. If some of our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our products from these customers could decline. Additionally, if our suppliers experience financial difficulty we could have difficulty sourcing supplies necessary to fulfill production requirements and meet scheduled shipments. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. Such adverse effects could include one or more of the following: an increase in our provision for doubtful accounts, a charge for inventory write-offs, a reduction in revenue, and an increase in our working capital requirements due to higher inventory levels and increases in days our accounts receivable are outstanding. On April 21, 2016, SunEdison, Inc. and certain of its subsidiaries (“SunEdison”) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. For the fiscal year ended March 31, 2016, we recognized a bad debt reserve charge of $61.0 million associated with our outstanding SunEdison receivables and accepted return of previously shipped inventory of approximately $90 million. During the second quarter of fiscal year 2017, prices for solar panel modules declined significantly. We determined that certain solar panel inventory previously designated for SunEdison on hand at the end of the second quarter of fiscal year 2017 was not fully recoverable and recorded a charge of $60.0 million to reduce the carrying costs to market during fiscal year 2017. In addition, we recognized a $16.0 million impairment charge for solar module equipment and incurred $16.9 million of incremental costs primarily related to negative margin sales and other associated solar panel direct costs. The estimates underlying our recorded provisions, as well as consideration of other potential customer bankruptcy-related contingencies associated with the SunEdison bankruptcy proceedings, are based on the facts currently known to us; no preference claims have been asserted against the Company. SunEdison stated in schedules filed with the Bankruptcy Court that, within the 90 days preceding SunEdison's bankruptcy filing, the Company received approximately $98.6 million of inventory and cash transfers of $69.2 million, which in aggregate represents the Company's estimate of the maximum reasonably possible contingent loss. On April 15, 2018, a subsidiary of the Company together with its subsidiaries and affiliates, entered into a tolling agreement with the trustee of the SunEdison Litigation Trust to toll any applicable statute of limitations or other time-related defense that might exist in regards to any potential claims that either party might be able to assert against the other for a period that will end at the earlier to occur of: (a) 60 days after a party provides written notice of termination; (b) six years from the effective date of April 15, 2018; or (c) such other date as the parties may agree in writing. We believe that we continue to have a number of affirmative and direct defenses to any potential claims for recovery and intend to vigorously defend any such claim, if asserted. An unfavorable resolution of this matter could be material to our results of operations, financial condition, or cash flows.
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
Although we enter into contracts with our design services customers, we may design and develop products for these customers prior to receiving a purchase order or other firm commitment from them. We are required to make substantial investments in the resources necessary to design and develop these products, and no revenue may be generated from these efforts if our customers do not approve the designs in a timely manner or at all. In addition, we may make investments in designing products and not be able to design viable manufacturable products, in which cases we may not be able to recover our investments. Even if we are successful in designing manufacturable products and our customers accept our designs, if our customers do not then purchase anticipated levels of products, we may not realize any profits. Our design activities often require that we purchase inventory for initial production runs before we have a purchase commitment from a customer. Even after we have a contract with a customer with respect to a product, these contracts may allow the customer to delay or cancel deliveries and may not obligate the customer to any particular volume of purchases. These contracts can generally be terminated on short notice. In addition, some of the products we design and develop must satisfy safety and regulatory standards and some must receive government certifications. If we fail to obtain these approvals or certifications on a timely basis, we would be unable to sell these products, which would harm our sales, profitability and reputation.
Our design services offerings require significant investments in research and development, technology licensing, test and tooling equipment, patent applications, facility building and expansion and recruitment. We may not be able to achieve a high enough level of sales for this business to be profitable. The initial costs of investing in the resources necessary to expand our design and engineering capabilities, and in particular to support our design services offerings, have historically adversely affected our profitability, and may continue to do so as we continue to make investments to grow these capabilities.
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
Because our manufacturing operations are located in a number of countries throughout the Americas, Asia and Europe, we are subject to risks of changes in economic and political conditions in those countries, including:

•	fluctuations in the value of local currencies;

•	labor unrest, difficulties in staffing and geographic labor shortages;

•	longer payment cycles;

•	cultural differences;

•	increases in duties, tariffs, and taxation levied on our products including anti-dumping and countervailing duties;

•	trade restrcitions and/or potential trade wars;

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

•	imposition of restrictions on currency conversion or the transfer of funds;

•	limitations on imports or exports of components or assembled products, or other trade sanctions;

•	expropriation of private enterprises;

•	ineffective legal protection of our intellectual property rights in certain countries;

•	natural disasters;

•	exposure to infectious disease and epidemics;

•	inability of international customers and suppliers to obtain financing resulting from tightening of credit in international financial markets;

•	political unrest; and

•	a potential reversal of current favorable policies encouraging foreign investment or foreign trade by our host countries.
The attractiveness of our services to U.S. customers can be affected by changes in U.S. trade policies, such as most favored nation status and trade preferences for some Asian countries.
In addition, some countries in which we operate, such as Brazil, Hungary, India, Mexico, Malaysia and Poland, have experienced periods of slow or negative growth, high inflation, significant currency devaluations or limited availability of foreign exchange. Furthermore, in countries such as China, Brazil, India and Mexico, governmental authorities exercise significant influence over many aspects of the economy, and their actions could have a significant effect on us. We could be seriously harmed by inadequate infrastructure, including lack of adequate power and water supplies, transportation, raw materials and parts in countries in which we operate. In addition, we may encounter labor disruptions and rising labor costs, in particular within the lower-cost regions in which we operate. Any increase in labor costs that we are unable to recover in our pricing to our customers could adversely impact our operating results.
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
Matters arising out of or relating to our Audit Committee’s independent investigation, including litigation and regulatory investigations and proceedings, may adversely affect our business.
As previously disclosed, the Audit Committee of our Board of Directors, with the assistance of independent outside counsel, undertook an independent investigation relating to the accounting treatment of customer obligations and certain related reserves. The independent outside counsel also notified the San Francisco office of the Securities and Exchange Commission (the “SEC”).
To date, we have incurred significant expenses related to legal, accounting, and other professional services in connection with the Audit Committee’s independent investigation and related matters, and may continue to incur significant additional expenses with regard to these matters and related remediation efforts.
Following our announcement of the Audit Committee’s independent investigation, a putative class action was filed in the Northern District of California against the Company and certain officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, alleging misstatements and/or omissions in certain of the Company’s financial statements, press releases, and SEC filings made during the putative class period of January 26, 2017 through April 26, 2018; and we could also become subject to additional future lawsuits or future regulatory investigations or proceedings relating to the subject matter of the independent investigation. Any existing or future lawsuits and/or any future regulatory investigations or proceedings could be time-consuming, result in significant expense and divert the attention and resources of our management and other key employees, as well as harm our reputation, business, financial condition or results of operations.
We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in a material misstatement in our financial statements.

As further described in Item 9A, “Controls and Procedures,” our management and our independent registered public accounting firm have concluded that, as of March 31, 2018, our internal control over financial reporting was not effective due to material weaknesses. We determined that there was insufficient documentation of, and ineffective design of controls over, the accounting for accrued customer obligations related to customer contracts. Factors contributing to this included insufficient training of site and segment operational and accounting personnel, and inadequate monitoring, including contract compliance, to ensure the components of internal control were present and functioning. In addition, the control environment was ineffective in ensuring that executive management’s expectations of adherence to the Company’s policies and standards of conduct were followed at all levels of the Company and in ensuring that any deviations therefrom were identified and corrected in a timely manner. These deficiencies resulted in a reasonable possibility that a material misstatement in our financial statements will not be prevented or detected on a timely basis and aggregated to material weaknesses in our internal control over financial reporting relating to the accounting for customer contractual obligations and aspects of our control environment and monitoring activities. No material misstatements were identified in our financial statements for the years ended March 31, 2018, 2017 and 2016. While management has put additional manual monitoring controls in place and has undertaken, and will continue to undertake steps to improve our internal control over financial reporting to address and remediate the material weaknesses, we cannot conclude at this time that the material weaknesses have been remediated. There can be no assurance that we will be able to successfully remediate the identified material weaknesses, or that we will not identify additional control deficiencies or material weaknesses in the future. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities laws and Nasdaq listing requirements regarding the timely filing of periodic reports, investors may lose confidence in our financial reporting and the price of our ordinary shares may decline.
The success of certain of our activities depends on our ability to protect our intellectual property rights; claims of infringement or misuse of intellectual property and/or breach of license agreement provisions against our customers or us could harm our business.
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
Our engineering, design and manufacturing services and components offerings involve the creation and use of intellectual property rights, which subject us to the risk of claims of infringement or misuse of intellectual property from third parties and/or breach of our agreements with third parties, as well as claims arising from the allocation of intellectual property risk among us and our customers. From time to time, we enter into intellectual property licenses (e.g., patent licenses and software licenses) with third parties which obligate us to report covered behavior to the licensor and pay license fees to the licensor for certain activities or products, or that enable our use of third party technologies. We may also decline to enter into licenses for intellectual property that we do not think is useful for or used in our operations, or for which our customers or suppliers have licenses or have assumed responsibility. Given the diverse and varied nature of our business and the location of our business around the world, certain activities we perform, such as providing assembly services in China and India, may fall outside the scope of those licenses or may not be subject to the applicable intellectual property rights. Our licensors may disagree and claim royalties are owed for such activities. In addition, the basis (e.g. base price) for any royalty amounts owed are audited by licensors and may be challenged. Our customers are increasingly requiring us to indemnify them against the risk of intellectual property-related claims and licensors are claiming that activities we perform are covered by licenses to which we are a party. In March 2018, we received an inquiry from a licensor referencing a patent license agreement, and requesting information relating royalties for products that we assemble for a customer in China.  If any of these inquiries result in a claim, the Company intends to contest any such claim vigorously. If a claim is asserted and we are unsuccessful in its defense, a material loss is reasonably possible. We cannot predict or estimate an amount or reasonable range of outcomes with respect to the matter.
If any claims of infringement or misuse of intellectual property from third parties and/or breach of our agreements with third parties, as well as claims arising from the allocation of intellectual property risk among us and our customers, are brought against us or our customers, whether or not these have merit, we could be required to expend significant resources in defense of such claims. In the event of such a claim, we may be required to spend a significant amount of money to develop alternatives or obtain licenses or to resolve the issue through litigation. We may not be successful in developing such alternatives or obtaining such licenses on reasonable terms or at all, and any such litigation might not be resolved in our favor, in which cases we may be required to curtail certain of our services and offerings. Additionally, litigation could be lengthy and costly, and could materially harm our financial condition regardless of outcome.
We are subject to risks relating to litigation and regulatory investigations and proceedings, which may have a material adverse effect on our business.

From time to time, we are involved in various claims, suits, investigations and legal proceedings. Additional legal claims or regulatory matters may arise in the future and could involve matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims and other issues on a global basis. If we receive an adverse judgment in any such matter, we could be required to pay substantial damages and cease certain practices or activities. Regardless of the merits of the claims, litigation and other proceedings may be both time- consuming and disruptive to our business. The defense and ultimate outcome of any lawsuits or other legal proceedings may result in higher operating expenses and a decrease in operating margin, which could have a material adverse effect on our business, financial condition, or results of operations.
A breach of our IT or physical security systems, or violation of data privacy laws, may cause us to incur significant legal and financial exposure.
We rely on our information systems to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers, and other business partners), and to manage or support a variety of critical business processes and activities. We regularly face attempts by others to gain unauthorized access through the Internet or to introduce malicious software to our information systems. We are also a target of malicious attackers who attempt to gain access to our network or data centers or those of our customers or end users; steal proprietary information related to our business, products, employees, and customers; or interrupt our systems and services or those of our customers or others. We believe such attempts are increasing in number and in technical sophistication. In some instances, we, our customers, and the users of our products and services might be unaware of an incident or its magnitude and effects. We have implemented security systems with the intent of maintaining the physical security of our facilities and inventory and protecting our customers’ and our suppliers’ confidential information. In addition, while we seek to detect and investigate all unauthorized attempts and attacks against our network, products, and services, and to prevent their recurrence where practicable through changes to our internal processes and tools, we are subject to, and at times have suffered from, breach of these security systems which have in the past and may in the future result in unauthorized access to our facilities and/or unauthorized use or theft of the inventory or information we are trying to protect. If unauthorized parties gain physical access to our inventory or if they gain electronic access to our information systems or if such information or inventory is used in an unauthorized manner, misdirected, lost or stolen during transmission or transport, any theft or misuse of such information or inventory could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties including our customers and possible financial obligations for damages related to the theft or misuse of such information or inventory, any of which could have a material adverse effect on our profitability and cash flow. In addition, new data privacy laws and regulations, including the new European Union General Data Protection Regulation (“GDPR”) effective May 2018, pose increasingly complex compliance challenges, which may increase compliance costs, and any failure to comply with data privacy laws and regulations could result in significant penalties.
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
We are subject to taxes in numerous jurisdictions. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory rates and changes in tax laws or their interpretation including changes related to tax holidays or tax incentives. The international tax environment continues to change as a result of both coordinated efforts by governments and unilateral measures designed by individual countries, both intended to tackle concerns over perceived international tax avoidance techniques, which could ultimately have an adverse effect on the taxation of international businesses. On December 22, 2017, the U.S. President signed the Tax Cuts and Jobs Act (the “TCJA”) into law. Effective January 1, 2018, among other changes, the TCJA reduces the U.S. federal corporate tax rate to 21 percent, provides for a deemed repatriation and taxation at reduced rates of certain non-U.S. subsidiaries owned by U.S. companies’ historical earnings (a “transition tax”), and establishes new mechanisms to tax such earnings going forward. Similar to other large multinational companies with complex tax structures, the TCJA has wide ranging implications for us. We will continue to analyze the effects of the TCJA on our financial statements and operations. In addition, legislative changes may result from the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting Project. Any such changes, if adopted, could adversely impact our effective tax rate.
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

In recent years, including during fiscal year 2018, we initiated targeted restructuring activities focused on optimizing the our cost structure in lower growth areas and, more importantly, streamlining certain corporate and segment functions. Restructuring charges are recorded based upon employee termination dates, site closure and consolidation plans generally in conjunction with an overall corporate initiative to drive cost reduction and realign the Company's global footprint.
While we incurred severance, asset impairment charges and other charges as a result of changes in our customer mix on an ongoing basis, such individual actions were not considered material and did not qualify as restructuring charges per accounting principles generally accepted in the United States to be separately disclosed as restructuring charges in fiscal year 2016 and are included in either cost of sales or selling, general and administrative expenses, as appropriate. Our restructuring activities undertaken during fiscal years 2018 and 2017 have been disclosed separately on our statement of operations. We may be required to take additional charges in the future to align our operations and cost structures with global economic conditions, market demands, cost competitiveness, and our geographic footprint as it relates to our customers' production requirements. We may consolidate certain manufacturing facilities or transfer certain of our operations to lower cost geographies. If we are required to take additional restructuring charges in the future, our operating results, financial condition, and cash flows could be adversely impacted. Additionally, there are other potential risks associated with our restructurings that could adversely affect us, such as delays encountered with the finalization and implementation of the restructuring activities, work stoppages, and the failure to achieve targeted cost savings.
Changes in financial accounting standards or policies have affected, and in the future may affect, our reported financial condition or results of operations.
We prepare our financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants (AICPA), the SEC and various bodies formed to interpret and create accounting policies. For example, significant changes to revenue recognition rules have been enacted and will begin to apply to us in fiscal year 2019 per Accounting Standard Update ("ASU") 2014-09 "Revenue from Contracts with Customers (Topic 606)". Changes to accounting rules or challenges to our interpretation or application of the rules by regulators may have a material adverse effect on our reported financial results or on the way we conduct business. Refer to "Recently Issued Accounting Pronouncements" within note 2 of Item 8, Financial Statements and Supplementary Data.
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
Our debt level may create limitations.
As of March 31, 2018, our total debt was approximately $2.9 billion. This level of indebtedness could limit our flexibility as a result of debt service requirements and restrictive covenants, and may limit our ability to access additional capital or execute our business strategy.
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
In addition, we are exposed to interest rate risk under our variable rate terms loans, bilateral facilities and revolving credit facility for indebtedness we have incurred or may incur under such borrowings. The interest rates under these borrowings are based on either (i) a margin over LIBOR or (ii) the base rate (the greatest of the agent's prime rate, the federal funds rate plus 0.50% and LIBOR for a one-month interest period plus 1.00%) plus an applicable margin, in each case depending on our credit rating. Refer to the discussion in note 8, "Bank Borrowings and Long-Term Debt" to the consolidated financial statements for further details of our debt obligations. We are also exposed to interest rate risk on our invested cash balances, our securitization facilities and our factoring activities.
Weak global economic conditions, geopolitical uncertainty and instability in financial markets may adversely affect our business, results of operations, financial condition, and access to capital markets.
Our revenue and gross margin depend significantly on general economic conditions and the demand for products in the markets in which our customers compete. Adverse worldwide economic conditions and geopolitical uncertainty may create challenging conditions in the electronics industry. For example, these conditions may be adversely impacted by the pending withdrawal of the United Kingdom from the EU following its referendum on EU membership and the actions that the U.S. has taken or may take with respect to certain treaty and trade relationships with other countries. These conditions may result in reduced consumer and business confidence and spending in many countries, a tightening in the credit markets, a reduced level of liquidity in many financial markets, high volatility in credit, fixed income and equity markets, currency exchange rate fluctuations, and global economic uncertainty. In addition, longer term disruptions in the capital and credit markets could adversely affect our access to liquidity needed for our business. If financial institutions that have extended credit commitments to us are adversely affected by the conditions of the U.S. and international capital markets, they may become unable to fund borrowings under their credit commitments to us, which could have an adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.
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

Refer to note 2 to the consolidated financial statements and 'critical accounting policies' in "management's discussion and analysis of financial condition and results of operations" for further discussion of the impairment testing of goodwill and identifiable intangible assets.
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
As part of the Dodd-Frank Act, the SEC has promulgated disclosure requirements regarding the use of certain minerals ("Minerals") that may have originated in the Democratic Republic of the Congo or adjoining countries. In our most recent report on Form SD, we reported that, based on our diligence review, we were unable to determine whether Minerals contained in our products originated in the Democratic Republic of the Congo or adjoining countries or whether the mining or trade of such Minerals directly or indirectly financed or otherwise benefited armed groups in those countries. We expect to undertake further reviews of our supply chain as necessary to comply with the SEC’s requirements. Additionally, customers rely on us to provide critical data regarding the products they purchase and request information on such Minerals. Our materials sourcing is broad-based and multi-tiered, and we may not be able to easily verify the origins of the Minerals used in the products we sell. We have many suppliers and each may provide the required information in a different manner, if at all. Accordingly, because the supply chain is complex, our reputation may suffer if we are unable to sufficiently verify the origins of the Minerals, if any, used in our products. Additionally, customers may demand that the products they purchase be free of any Minerals originating in the specified countries. The implementation of this requirement could affect the sourcing and availability of products we purchase from our suppliers. This may reduce the number of suppliers that may be able to provide products and may affect our ability to obtain products in sufficient quantities to meet customer demand or at competitive prices.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our facilities consist of a global network of industrial parks, regional manufacturing operations, and design, engineering and product introduction centers, providing approximately 28 million square feet of productive capacity as of March 31, 2018.
The composition of the square footage of our facilities, by region, is as follows:

	Americas	Asia	Europe	Total
	(in million square feet)
	Manufacturing Square Footage Space
Manufacturing - Leased	3.8	6.7	1.4	11.9
Manufacturing - Owned	5.4	7.7	3.0	16.1
Total	9.2	14.4	4.4	28.0

	Total Square Footage Space
Manufacturing	9.2	14.4	4.4	28.0
Non-manufacturing	10.5	8.7	5.2	24.4
Total	19.7	23.1	9.6	52.4

Our facilities include large industrial parks, ranging in size from 0.5 million to 5.5 million square feet in Brazil, China, India, Malaysia, Mexico and Poland. We also have regional manufacturing operations, generally ranging in size from under 100,000 to approximately 1.6 million square feet in Austria, Brazil, Canada, China, Czech Republic, Hungary, India, Indonesia, Ireland, Israel, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Romania, Singapore, Switzerland, the Ukraine and the United States. We also have smaller design and engineering centers, innovation centers and product introduction centers at a number of locations in the world's major industrial and electronics markets.
Our facilities are well maintained and suitable for the operations conducted. The productive capacity of our plants is adequate for current needs.

ITEM 3.    LEGAL PROCEEDINGS
For a description of our material legal proceedings, see note 13 "Commitments and Contingencies" to the consolidated financial statements included under Item 8, which is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PRICE RANGE OF ORDINARY SHARES
Our ordinary shares are quoted on the Nasdaq Global Select Market under the symbol "FLEX." The following table sets forth the high and low per share sales prices for our ordinary shares since the beginning of fiscal year 2017 as reported on the Nasdaq Global Select Market.

	High	Low
Fiscal Year Ended March 31, 2018
Fourth Quarter	$19.61	$16.31
Third Quarter	19.09	16.75
Second Quarter	17.09	15.52
First Quarter	17.62	15.15
Fiscal Year Ended March 31, 2017
Fourth Quarter	$16.88	$14.33
Third Quarter	14.84	13.54
Second Quarter	13.69	11.66
First Quarter	13.19	11.69
As of June 8, 2018 there were 3,090 holders of record of our ordinary shares and the closing sales price of our ordinary shares as reported on the Nasdaq Global Select Market was $14.07 per share.
DIVIDENDS
Since inception, we have not declared or paid any cash dividends on our ordinary shares. We currently do not have plans to pay any dividends in fiscal year 2019.
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
The graph below compares the cumulative total shareholder return on our ordinary shares, the Standard & Poor's 500 Stock Index and a peer group comprised of Benchmark Electronics, Inc., Celestica Inc., Jabil Inc., and Sanmina Corporation.
The graph below assumes that $100 was invested in our ordinary shares, in the Standard & Poor's 500 Stock Index and in the peer group described above on March 31, 2013 and reflects the annual return through March 31, 2018, assuming dividend reinvestment.
The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performances of our ordinary shares.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Flex, the S&P 500 Index, and Peer Group

	3/13	3/14	3/15	3/16	3/17	3/18
Flex Ltd.	100.00	136.69	187.57	178.40	248.52	241.57
S&P 500 Index	100.00	121.86	137.37	139.82	163.83	186.75
Peer Group	100.00	116.99	144.33	130.91	198.24	169.22
Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2018
Index Data: Copyright Standard and Poor's, Inc. Used with permission. All rights reserved.
Issuer Purchases of Equity Securities
On August 15, 2017, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of March 31, 2018, shares in the aggregate amount of $410,064,509 were available to be repurchased under the current plan. There were no purchases of our ordinary shares made by us for the period from January 1, 2018 through March 31, 2018.

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

	Fiscal Year Ended March 31,
	2018	2017	2016	2015	2014
	(In millions, except per share amounts)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	$25,441	$23,863	$24,419	$26,148	$26,109
Cost of sales	23,778	22,303	22,811	24,603	24,610
Restructuring charges (3)	67	39	—	—	59
Gross profit	1,596	1,521	1,608	1,545	1,440
Selling, general and administrative expenses	1,019	937	955	844	875
Intangible amortization	79	81	66	32	29
Restructuring charges (3)	24	11	—	—	17
Other charges (income), net (1)	(170)	21	48	(53)	57
Interest and other, net	123	100	84	51	62
Income before income taxes	521	371	455	671	400
Provision for income taxes	92	51	11	70	35
Net income	$429	$320	$444	$601	$365
Diluted earnings per share:
Total	$0.80	$0.59	$0.79	$1.02	$0.59

	As of March 31,
	2018	2017	2016	2015	2014
	(In millions)
CONSOLIDATED BALANCE SHEET DATA:
Working capital (2)	$1,902	$1,883	$1,743	$1,986	$1,745
Total assets	13,716	12,593	12,385	11,653	12,485
Total long-term debt, excluding current portion	2,898	2,891	2,709	2,026	2,056
Shareholders' equity	3,019	2,678	2,606	2,396	2,202
_______________________________________________________________________________

(1)	For fiscal years 2018, 2017 and 2016, refer to note 16 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion.

During fiscal year 2015, an amendment to a customer contract to reimburse a customer for certain performance provisions was executed which included the removal of a $55 million contractual obligation recognized during fiscal year 2014. Accordingly, the Company reversed this charge with a corresponding credit to other charges (income), net in the consolidated statement of operations. Additionally, during fiscal year 2015, the Company recognized a loss of $11 million in connection with the disposition of a manufacturing facility in Western Europe. The Company received $12 million in cash for the sale of $27 million in net assets of the facility. The loss also includes $5 million of estimated transaction costs, partially offset by a gain of $9 million for the release of cumulative foreign currency translation gains triggered by the disposition.

Other charges, net in the fiscal year 2014 includes $55 million of other charges for the contractual obligation to reimburse a customer for certain performance provisions. Additionally, the Company exercised warrants to purchase common shares of a certain supplier and sold the underlying shares for total proceeds of $67 million resulting in a loss of $7 million.

(2)	Working capital is defined as current assets less current liabilities.

(3)
The Company initiated restructuring plans during fiscal years 2018, 2017 and 2014. For the restructuring plans initiated during fiscal year 2018 and 2017, please refer to note 15 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion.

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

OVERVIEW
We are a globally-recognized, provider of Sketch-to-Scaletm services - innovative design, engineering, manufacturing, and supply chain services and solutions - from conceptual sketch to full-scale production. We design, build, ship and service complete packaged consumer and enterprise products, from athletic shoes to electronics, for companies of all sizes in various industries and end-markets, through our activities in the following segments:

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

•
Consumer Technologies Group ("CTG"), which includes our consumer-related businesses in connected living, wearables, gaming, augmented and virtual reality, fashion and apparel, and mobile devices; and including various supply chain solutions for notebook personal computers, tablets, and printers;

•
Industrial and Emerging Industries ("IEI"), which is comprised of energy including advanced metering infrastructure, energy storage, smart lighting, electric vehicle infrastructure, smart solar energy, semiconductor and capital equipment, office solutions, industrial, home and lifestyle, industrial automation, and kiosks; and

•
High Reliability Solutions ("HRS"), which is comprised of our health solutions business, including consumer health, digital health, disposables, precision plastics, drug delivery, diagnostics, life sciences and imaging equipment; our automotive business, including vehicle electrification, connectivity, autonomous vehicles, and clean technologies.

These segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Operating Decision Maker (“CODM”). Our segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics. Refer to note 20 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for additional information on our operating segments.

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
We use a portfolio approach to manage our extensive service offerings. As our customers change the way they go to market, we have the capability to reorganize and rebalance our business portfolio in order to align with our customers' needs and requirements in an effort to optimize operating results. The objective of our business model is to allow us to be flexible and redeploy and reposition our assets and resources as necessary to meet specific customer's supply chain solutions needs across all the markets we serve and earn a return on our invested capital above the weighted average cost of that capital.
During the past several years, we have evolved our long-term portfolio towards a mix of businesses which possess longer product life cycles and higher segment operating margins such as reflected in our IEI and HRS businesses. Since the beginning of fiscal year 2016, we launched several programs broadly across our portfolio of services and in some instances we deployed certain new technologies. We continue to invest in innovation and we have expanded our design and engineering relationships through our product innovation centers.
We believe that our continued business transformation is strategically positioning us to take advantage of the long-term, future growth prospects for outsourcing of advanced manufacturing capabilities, design and engineering services and after-market services, which remain strong.
We are one of the world's largest providers of global supply chain solutions, with revenues of $25.4 billion in fiscal year 2018. We have established an extensive network of manufacturing facilities in the world's major consumer and enterprise markets (Asia, the Americas, and Europe) to serve the growing outsourcing needs of both multinational and regional customers. We design, build, ship, and service consumer and enterprise products for our customers through a network of over 100 facilities in approximately 35 countries across four continents. As of March 31, 2018, our total manufacturing capacity was approximately 28 million square feet. In fiscal year 2018, our net sales in Asia, the Americas and Europe represented approximately 44%, 39% and 17%, respectively, of our total net sales, based on the location of the manufacturing site. The following tables set forth net sales and net property and equipment, by country, based on the location of our manufacturing sites and the relative percentages:

	Fiscal Year Ended March 31,
Net sales:	2018		2017		2016
	(In millions)
China	$7,450	29%	$7,214	30%	$8,471	35%
Mexico	4,362	17%	4,076	17%	3,645	15%
U.S.	2,860	11%	2,560	11%	2,768	11%
Brazil	2,578	10%	1,908	8%	1,839	8%
Malaysia	2,005	8%	2,267	10%	2,242	9%
Other	6,186	25%	5,838	24%	5,454	22%
	$25,441		$23,863		$24,419

	Fiscal Year Ended March 31,
Property and equipment, net:	2018		2017
	(In millions)
Mexico	$587	26%	$525	23%
China	492	22%	720	31%
U.S.	305	14%	291	13%
Malaysia	153	7%	173	7%
Hungary	150	7%	133	6%
Other	553	24%	475	21%
	$2,240		$2,317
We believe that the combination of our extensive open innovation platform solutions, design and engineering services, advanced supply chain management solutions and services, significant scale and global presence, and manufacturing campuses in low-cost geographic areas provide us with a competitive advantage and strong differentiation in the market for designing, manufacturing and servicing consumer and enterprise products for leading multinational and regional customers. Specifically, we have launched multiple product innovation centers ("PIC") focused exclusively on offering our customers the ability to simplify their global product development, manufacturing process, and after sales services, and enable them to meaningfully accelerate their time to market and cost savings.
Our operating results are affected by a number of factors, including the following:

•	changes in the macro-economic environment and related changes in consumer demand;

•
the mix of the manufacturing services we are providing, the number, size, and complexity of new manufacturing programs, the degree to which we utilize our manufacturing capacity, seasonal demand, shortages of components and other factors;

•	the effects on our business when our customers are not successful in marketing their products, or when their products do not gain widespread commercial acceptance;

•	our ability to achieve commercially viable production yields and to manufacture components in commercial quantities to the performance specifications demanded by our customers;

•	the effects on our business due to certain customers' products having short product life cycles;

•	our customers' ability to cancel or delay orders or change production quantities;

•	our customers' decisions to choose internal manufacturing instead of outsourcing for their product requirements;

•	our exposure to financially troubled customers;

•	integration of acquired businesses and facilities;

•	increased labor costs due to adverse labor conditions in the markets we operate;

•	changes in tax legislation; and

•	changes in trade regulations and treaties.
We also are subject to other risks as outlined in Item 1A, "Risk Factors".
Net sales for fiscal year 2018 increased 7% or $1.6 billion to $25.4 billion from the prior year. The increase was primarily due to a $1.0 billion increase in our IEI segment, as well as $0.6 billion increases in each of our HRS and CTG segments, partially offset by a $0.7 billion decrease in our CEC segment. Our fiscal year 2018 gross profit totaled $1.6 billion, representing an increase of $75 million, or 4.9%, from the prior year, which is primarily due to contribution flow through from the additional $1.6 billion in sales from the prior year, offset by restructuring charges of $67 million included in cost of sales in fiscal year 2018. Our net income totaled $429 million, representing an increase of $109 million, or 34%, compared to fiscal year 2017. The increase in net income during fiscal year 2018 is primarily due to the same factors explained above coupled with the recognition of a $152 million gain from the deconsolidation of our subsidiary, Elementum SCM (Cayman) Ltd ("Elementum"), and a $39 million gain from sale of Wink Labs Inc. ("Wink"). Refer to note 6 and note 2 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for details of the deconsolidation of Elementum and the disposition of Wink, respectively.
Cash provided by operations decreased by approximately $0.3 billion to $0.8 billion for fiscal years 2018 compared with $1.1 billion for fiscal year 2017 primarily due to unfavorable changes in operating assets and liabilities. Our average net working capital, defined as accounts receivable, including the deferred purchase price receivables from our asset-backed securitization programs, plus inventory, less accounts payable, as a percentage of annualized sales decreased by 0.5% to 6.4%. Our free cash flow, which we define as cash from operating activities less net purchases of property and equipment, was $236 million for fiscal year 2018 compared to $660 million for fiscal year 2017. The decrease in free cash flow is primarily due to lesser cash flows from operations and higher capital expenditures in fiscal year 2018. Refer to the Liquidity and Capital Resources section for the free cash flows reconciliation to our most directly comparable GAAP financial measure of cash flows from operations. Cash used in investing activities increased by approximately $0.2 billion to $0.9 billion for fiscal year 2018, compared with $0.7 billion for fiscal year 2017, primarily due to an increase in the amount of cash paid for acquired businesses during fiscal year 2018. Cash used in financing activities totaled $188 million during fiscal year 2018, which decreased $54 million from $242 million in the prior year, primarily due to a lower level of repurchases of ordinary shares.
Additionally, in fiscal year 2018, the Company initiated targeted restructuring activities, focused on optimizing our cost structure in lower growth areas and, more importantly, streamlining certain corporate and segment functions. The objective of the plan is to make Flex a faster, more responsive and agile company, better positioned to react to marketplace opportunities. During the year ended March 31, 2018, we recognized $91 million of pre-tax restructuring charges, comprised of $79 million of cash charges predominantly related to severance costs and $12 million of non-cash charges primarily related to asset impairment and other exit charges.
Audit Committee Investigation Completed
As previously disclosed, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), with the assistance of independent outside counsel, undertook an independent investigation relating to the accounting treatment of customer obligations and certain related reserves. The independent outside counsel also notified the SEC. The Audit Committee has now completed its investigation.
The Company, working with its independent registered public accounting firm, identified and the Audit Committee concurred with such identification, material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements. Notwithstanding the identification of such material weaknesses, management believes that the Company’s financial statements included in this annual report on Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of, and for the periods presented, in conformity with accounting principles generally accepted in the United States of America. The conclusions of management, with which the Audit Committee concurred, concerning the material weaknesses in the Company’s internal control over financial reporting are described further in Item 9A “Controls and Procedures”.
We have undertaken, and will continue to undertake, steps to improve our internal control over financial reporting to address and remediate the material weaknesses. The proposed plan to remediate the material weaknesses is described further in Item 9A “Controls and Procedures”.

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
Revenue Recognition

We recognize manufacturing revenue when we ship goods or the goods are received by our customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Generally, there are no formal substantive customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then we recognize the related revenues at the time when such requirements are completed, and the obligations are fulfilled. Some of our customer contracts allow the recovery of certain costs related to manufacturing services that are over and above the prices charged for the related products. Also, certain customer contracts may contain certain commitments and obligations that may result in additional expenses or decrease in revenue. Refer to note 3 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further details.
Customer Credit Risk
We have an established customer credit policy through which we manage customer credit exposures through credit evaluations, credit limit setting, monitoring, and enforcement of credit limits for new and existing customers. We perform ongoing credit evaluations of our customers' financial condition and make provisions for doubtful accounts based on the outcome of those credit evaluations. We evaluate the collectability of accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections and the age of past due receivables. To the extent we identify exposures as a result of customer credit issues, we also review other customer related exposures, including but not limited to inventory and related contractual obligations.
On April 21, 2016, SunEdison, Inc. (together with certain of its subsidiaries, "SunEdison"), filed a petition for reorganization under bankruptcy law. During the fiscal year ended March 31, 2016, we recognized a bad debt reserve charge of $61 million associated with our outstanding SunEdison receivables and accepted return of previously shipped inventory of approximately $90 million. During the second quarter of fiscal year 2017, prices for solar panel modules declined significantly. We determined that certain solar panel inventory previously designated for SunEdison on hand at the end of the second quarter of fiscal year 2017 was not fully recoverable and recorded a charge of $60 million to reduce the carrying costs to market during fiscal year 2017. In addition, we recognized a $16 million impairment charge for solar module equipment and incurred $17 million of incremental costs primarily related to negative margin sales and other associated solar panel direct costs. The total charge of $93 million is included in cost of sales for fiscal year 2017.
Restructuring Charges
We recognize restructuring charges related to our plans to close or consolidate excess manufacturing facilities and rationalize administrative functions and to realign our corporate cost structure. In connection with these activities, we recognize restructuring charges for employee termination costs, long-lived asset impairment and other exit-related costs.
The recognition of these restructuring charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned restructuring activity. To the extent our actual results differ from our estimates and assumptions, we may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. Such changes to previously estimated amounts may be material to the consolidated financial statements. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed exit plans.
Refer to note 15 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our restructuring activities.
Inventory Valuation
Our inventories are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand. We purchase our inventory based on forecasted demand, and we estimate write downs for excess and obsolete inventory based on our regular reviews of inventory quantities on hand, and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers' product demands are less favorable than those projected, additional write downs may be required. In addition, unanticipated changes in the liquidity or financial position of our customers and/or changes in economic conditions may require additional write downs for inventories due to our customers' inability to fulfill their contractual obligations with regards to inventory procured to fulfill customer demand.
Valuation of Private Company Investments
We assess our cost method investments for impairment whenever events or changes in circumstances indicate that the assets may be impaired. The factors we consider in our evaluation of potential impairment of our cost method investments, include, but are not limited to a significant deterioration in the earnings performance or business prospects of the investee, or factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operation or working capital deficiencies. The carrying value of certain of our investments are individually material, thus there is the potential for material charges in future periods if we determine that those investments are impaired.
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
Goodwill is tested for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. The Company performed its goodwill impairment assessment on January 1, 2018 and determined that no impairment existed as of the date of the impairment test because the fair value of each reporting unit exceeded its carrying value.
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
Refer to note 13 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our contingent liabilities.
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

	Fiscal Year Ended March 31,
	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of sales	93.5	93.5	93.4
Restructuring charges	0.3	0.2	—
Gross profit	6.2	6.3	6.6
Selling, general and administrative expenses	4.0	3.9	3.9
Intangible amortization	0.3	0.3	0.3
Restructuring charges	0.1	—	—
Other charges (income), net	(0.7)	0.1	0.2
Interest and other, net	0.5	0.4	0.3
Income before income taxes	2.0	1.6	1.9
Provision for income taxes	0.4	0.2	—
Net Income	1.6%	1.4%	1.9%
Net sales
Net sales during fiscal year 2018 totaled $25.4 billion, representing an increase of $1.5 billion, or 7%, from $23.9 billion during fiscal year 2017. The overall increase in sales was driven by increases in three of our segments offset by a decline in sales in our CEC segment. During fiscal year 2018, the increase in net sales was primarily driven by an increase of $1.3 billion in the Americas and to a lesser extent, $0.2 billion in Asia with Europe remaining relatively consistent in fiscal year 2017.
Net sales during fiscal year 2017 totaled $23.9 billion, representing a decrease of $0.5 billion, or 2%, from $24.4 billion during fiscal year 2016. During fiscal year 2017, net sales decreased $0.8 billion in Asia, while increasing $0.2 billion in the Americas, and $36 million in Europe.
The following table sets forth net sales by segments and their relative percentages. Historical information has been recast to reflect realignment of customers and/or products between segments:

	Fiscal Year Ended March 31,
Segments:	2018		2017		2016
	(In millions)
Communications & Enterprise Compute	$7,729	30%	$8,384	35%	$8,842	36%
Consumer Technologies Group	6,970	27%	6,362	27%	6,997	29%
Industrial & Emerging Industries	5,972	24%	4,968	21%	4,681	19%
High Reliability Solutions	4,769	19%	4,149	17%	3,899	16%
	$25,441		$23,863		$24,419
Net sales during fiscal year 2018 increased $1.0 billion or 20% in our IEI segment, which was mainly driven by our industrial, home and lifestyle businesses in addition to growth in our solar energy business. Our CTG segment increased $0.6 billion or 10% largely attributable to stronger sale in our connected living and mobile devices businesses, offset by a decrease in gaming. Our HRS segment increased $0.6 billion or 15% from higher sales in our automotive business. These increases were partially offset by a decrease of $0.7 billion or 8% in our CEC segment, largely attributable to lower sales within our telecom and networking businesses, offset by increased sales in our cloud and data center business.

Net sales during fiscal year 2017 decreased $0.6 billion or 9% in the CTG segment and $0.5 billion or 5% in the CEC segment. The decline in sales for CTG was primarily due to a decline in demand from our largest smartphone customer, Lenovo/Motorola, in connection with our exit of a China operation dedicated to this customer, partially offset by revenues from our Bose acquisition, as well as ramping of a broad mix of customers. The decrease in CEC is largely attributable to lower sales within our legacy server and storage business. These decreases were partially offset by a $287 million or 6% increase in sales from our IEI segment driven by contribution from our NEXTracker Inc. ("NEXTracker") acquisition and expansion within our capital equipment business, and by a $250 million or 6% increase in sales from our HRS segment primarily driven by our automotive business.
Our ten largest customers during fiscal years 2018, 2017 and 2016 accounted for approximately 41%, 43% and 46% of net sales, respectively. We have made substantial efforts toward the diversification of our portfolio which allows us to operate at scale in many different industries, and, as a result, no customer accounted for greater than 10% of net sales in fiscal year 2018 and 2017. During fiscal year 2016, only Lenovo/Motorola, which is reflected in our CTG segment, accounted for greater than 10% of net sales.
Gross profit
Gross profit is affected by a number of factors, including the number, size and complexity of new manufacturing programs, product mix, component costs and availability, product life cycles, unit volumes, pricing, competition, new product introductions, capacity utilization, and the expansion and consolidation of manufacturing facilities including specific restructuring activities from time to time. The flexible design of our manufacturing processes allows us to build a broad range of products in our facilities and better utilize our manufacturing capacity across our diverse geographic footprint. In the cases of new programs, profitability normally lags revenue growth due to product start-up costs, lower manufacturing program volumes in the start-up phase, operational inefficiencies, and under-absorbed overhead. Gross margin for these programs often improves over time as manufacturing volumes increase, as our utilization rates and overhead absorption improve, and as we increase the level of manufacturing services content. As a result of these various factors, our gross margin varies from period to period.
Gross profit during fiscal year 2018 increased $75 million to $1.6 billion from $1.5 billion during fiscal year 2017, primarily as a result of the increase in revenue offset by $67 million, or 30 basis points, of restructuring charges incurred during fiscal year 2018. Gross margin decreased 10 basis points, to 6.2% of net sales in fiscal year 2018, from 6.3% of net sales in fiscal year 2017, mainly attributable to the same factors previously described, coupled with elevated levels of investments in ramping new operations for our strategic footwear customer.
Gross profit during fiscal year 2017 decreased $87 million to $1.5 billion from $1.6 billion during fiscal year 2016, primarily as a result of the $93 million, or 40 basis points, of charges recognized related to the significant decline in prices for solar modules and the slowdown in demand as previously discussed under our customer credit risk section, coupled with the restructuring charges incurred during fiscal year 2017, to accelerate our ability to support more Sketch-to-Scaletm efforts across the Company. A portion of this decrease was offset by our strategic evolution and structural mix shift to higher margin end markets in our IEI and HRS segments, while also providing greater levels of innovation, design and engineering services. Gross margin decreased 30 basis points to 6.3% of net sales in fiscal year 2017, from 6.6% of net sales in fiscal year 2016, mainly attributable to the same factors previously described. In addition, we have been ramping several new programs this year along with the continued development of our long-term strategic partnership with a CTG customer which has negatively impacted our margins due to elevated investment costs and under-absorbed overhead.
Segment income
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales, less cost of sales and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, distressed customer charges, contingencies and other, restructuring charges, other charges (income), net and interest and other, net. A portion of depreciation is allocated to the respective segment together with other general corporate research and development and administrative expenses.
The following table sets forth segment income and margins:

	Fiscal Year Ended March 31,
	2018		2017		2016
	(In millions)
Segment income & margin:
Communications & Enterprise Compute	$186	2.4%	$229	2.7%	$265	3.0%
Consumer Technologies Group	112	1.6%	180	2.8%	164	2.3%
Industrial & Emerging Industries	235	3.9%	180	3.6%	157	3.4%
High Reliability Solutions	381	8.0%	334	8.1%	295	7.6%
Corporate and Other	(128)		(108)		(89)
Total segment income	786	3.1%	815	3.4%	792	3.2%
Reconciling items:
Intangible amortization	79		81		66
Stock-based compensation	85		82		77
Distressed customers asset impairments (1)	6		93		61
Restructuring charges (2)	91		49		—
Contingencies and other (3)	51		18		—
Other charges (income), net	(170)		21		48
Interest and other, net	123		100		85
Income before income taxes	$521		$371		$455
Corporate and other primarily includes corporate services costs that are not included in the CODM's assessment of the performance of each of the identified reporting segments.

(1)
During fiscal year 2016, we accepted return of previously shipped inventory from a former customer, SunEdison, Inc. ("SunEdison"), of approximately $90 million. On April 21, 2016, SunEdison filed a petition for reorganization under bankruptcy law, and as a result, we recognized a bad debt reserve of $61 million as of March 31, 2016, associated with our outstanding SunEdison receivables.

During fiscal year 2017, prices for solar panel modules declined significantly. We determined that certain solar panel inventory on hand at the end of the fiscal year 2017 was not fully recoverable and recorded a charge of $60 million to reduce the carrying costs to market in fiscal year 2017. We also recognized a $16 million impairment charge for solar module equipment and $17 million primarily related to negative margin sales and other associated direct costs. The total charge of $93 million is included in cost of sales for fiscal year 2017 but is excluded from segment results above.

(2)
The Company initiated restructuring plans in fiscal years 2018 and 2017 and incurred charges primarily for employee terminations costs, as well as other asset impairments. These charges are split between cost of sales and selling, general and administration expenses on the Company's consolidated statement of operations, and are excluded from the measurement of the Company's operating segment's performance. Refer to note 15 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data".

(3)
During fiscal year 2018, we incurred charges in connection with the matters described in note 13 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data," for certain loss contingencies where we believe that losses are probable and estimable, coupled with various other charges predominately related to damages incurred from a typhoon that impacted one of our China facilities. Additionally, certain assets impairments were recorded during both fiscal years 2018 and 2017.

CEC segment margin decreased 30 basis points to 2.4% for fiscal year 2018, from 2.7% during fiscal year 2017. The decrease was driven by lower revenues which negatively impacted profitability with under-absorbed overhead and higher investment costs. CEC segment margin decreased 30 basis points to 2.7%, for fiscal year 2017, from 3.0% during fiscal year 2016. The decrease was driven by lower capacity utilization causing reduced overhead absorption, and pricing pressures coupled with incremental costs for proactive repositioning of certain programs and actions to better align CEC's operating structure.

CTG segment margin decreased 120 basis points to 1.6% for fiscal year 2018, from 2.8% during fiscal year 2017, primarily driven by negatively impacted profits due to a lower contribution, and continued losses from our strategic partnership with a certain customer. CTG segment margin increased 50 basis points to 2.8% for fiscal year 2017, from 2.3% during fiscal year 2016, primarily driven by a portfolio shift within the CTG product mix with a greater concentration of higher margin products where we provide greater levels of design and engineering value-added content, as well as exiting of lower margin businesses and the benefit from a better-than-expected execution on certain products which were going end of life.

IEI segment margin increased 30 basis points to 3.9% for fiscal year 2018, from 3.6% during fiscal year 2017. The improvement reflected strong revenue expansion which has been led by several new customer programs and an improving overall demand across its diverse market that has contributed to overhead absorption benefits. IEI segment margin increased 20 basis points to 3.6% for fiscal year 2017, from 3.4% during fiscal year 2016. This is primarily driven by new program ramps and demand increase in capital equipment and our household, industrial and lifestyle businesses, partially offset by underperformance from the loss of SunEdison, which was formerly our largest IEI customer and relatedly, from sales of solar panel inventory acquired from SunEdison in 2016.

HRS segment margin decreased 10 basis point to 8.0% for fiscal year 2018, from 8.1% during fiscal year 2017. The slight decrease reflects investments in expanding the segment's design and engineering capabilities, coupled with ramping up new customers and programs. HRS segment margin increased 50 basis points to 8.1% for fiscal year 2017, from 7.6% during fiscal year 2016. The improvements are primarily the result of new program launches and richer mix with greater value-added business engagements as a result of greater design and engineering solutions as part of our Sketch-to-Scaletm offering.

Restructuring charges

During fiscal year 2018, we initiated targeted restructuring activities, focused on optimizing our cost structure in lower growth areas and, more importantly, streamlining certain corporate and segment functions. The objective of the plan is to make Flex a faster, more responsive and agile company, better positioned to react to marketplace opportunities. We recognized $79 million of pre-tax cash charges, predominantly related to employee severance costs, and $12 million of pre-tax non-cash charges for asset impairment and other exit charges. The restructuring charges by geographic region were $64 million in the Americas, $17 million in Asia and $10 million in Europe. We classified $67 million of these charges as a component of cost of sales and $24 million as a component of selling, general and administrative expenses during fiscal year 2018.

During fiscal year 2017, we initiated a restructuring plan to accelerate our ability to support more Sketch-to-Scaletm efforts across the Company and reposition away from historical legacy programs and structures through rationalizing our current footprint at existing sites including certain corporate SG&A functions. We recognized $49 million of pre-tax restructuring charges predominantly for employee termination costs. The restructuring charges by geographic region were $28 million in the Americas, $15 million in Asia and $6 million in Europe. We classified $39 million of these charges as a component of cost of sales and $10 million as a component of selling, general and administrative expenses. There were no material restructuring activities during fiscal years 2016.
Refer to note 15 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our restructuring activities.
Selling, general and administrative expenses
Selling, general and administrative expenses ("SG&A") totaled $1.0 billion or 4.0% of net sales, during fiscal year 2018, compared to $937 million, or 3.9% of net sales, during fiscal year 2017, increasing by $82 million or 9%. This increase in SG&A was due to incremental costs associated with our continued expansion of our design and engineering resources and innovation system but also, due to the recognition of certain contingencies that are probable and estimable of payout. Refer to note 13 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of litigation and other legal matters, which could impact our results of operations, cash flow or financial condition in future periods. We also incurred incremental costs from our acquisitions in fiscal year 2018.
SG&A totaled $937 million, or 3.9% of net sales, during fiscal year 2017, compared to $955 million, or 3.9% of net sales, during fiscal year 2016, decreasing by $18 million or 2%. The decrease in SG&A in dollars is primarily the result of the nonrecurring $61 million bad debt reserve charge recognized in fiscal year 2016 as previously explained, offset by further investments in design and engineering resources by us to support our increased Sketch-to-Scaletm initiatives in fiscal year 2017. We also incurred incremental costs associated with our targeted acquisitions in fiscal year 2017.
Intangible amortization

Amortization of intangible assets in fiscal year 2018 decreased by $2 million to $79 million from $81 million in fiscal year 2017, primarily as a result of certain intangible assets being fully amortized during fiscal year 2018.
Amortization of intangible assets in fiscal year 2017 increased by $15 million to $81 million from $66 million in fiscal year 2016, primarily as a result of incremental amortization expense on intangibles assets relating to our acquisitions completed during fiscal year 2017, as well as those completed in the second half of fiscal year 2016.
Other charges (income), net
During fiscal year 2018, we recognized $152 million of gain from the deconsolidation of Elementum, and $39 million of gain from the sale of Wink. Refer to note 6 and note 2 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for details of the deconsolidation of Elementum and the disposition of Wink, respectively. We also recorded $22 million related to the impairment of certain non-core investments during fiscal year 2018. No other components of other charges and income, net incurred during fiscal year 2018 were material.
The fiscal year ended March 31, 2017 includes a $7 million loss attributable to a non-strategic facility sold during the second quarter of fiscal year 2017. No other components of other charges and income, net incurred during fiscal year 2017 were material.
During fiscal year 2016, we recognized other charges of $48 million primarily due to a $27 million loss on the disposition of a non-strategic Western European manufacturing facility which included a non-cash foreign currency translation loss of $25 million, and $22 million from the impairment of a non-core investment.
Interest and other, net
Interest and other, net was $123 million during fiscal year 2018, compared to $100 million during fiscal year 2017. The increase in interest and other, net of $23 million was primarily due to a $15 million increase of interest expense from higher weighted average interest rates and a higher borrowing level.
Interest and other, net was $100 million during fiscal year 2017, compared to $85 million during fiscal year 2016. The increase in interest and other, net of $15 million was primarily due to a $10 million increase of interest expense from the 4.750% Notes due June 15, 2025 and the Term Loan due November 2021, as further discussed in note 8 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data", and an $8 million decrease in foreign exchange gains, offset by $8 million of acquisition-related costs incurred during fiscal year 2016.
Income taxes
The Company works to ensure it accrues and pays the appropriate amount of income taxes according to the laws and regulations of each jurisdiction in which it operates. Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. The consolidated effective tax rates were 17.7%, 13.8% and 2.3% for the fiscal years 2018, 2017 and 2016, respectively. The effective rate varies from the Singapore statutory rate of 17.0% in each year as a result of the following items:

	Fiscal Year Ended March 31,
	2018	2017	2016
Income taxes based on domestic statutory rates	17.0%	17.0%	17.0%
Effect of tax rate differential	(46.9)	(23.0)	(13.7)
Change in liability for uncertain tax positions	4.3	0.2	(3.0)
Change in valuation allowance	57.1	21.2	0.2
Recognition of prior year taxes recoverable	(10.3)	—	—
Other	(3.5)	(1.6)	1.8
Provision for income taxes	17.7%	13.8%	2.3%
The variation in our effective tax rate each year is primarily a result of recognition of earnings in foreign jurisdictions which are taxed at rates lower than the Singapore statutory rate including the effect of tax holidays and tax incentives we received primarily for our subsidiaries in China, Malaysia, Costa Rica, Netherlands and Israel of $22 million, $16 million and $7 million in fiscal years 2018, 2017 and 2016, respectively. Additionally, our effective tax rate is impacted by changes in our liabilities for uncertain tax positions of $22 million, $1 million, and ($14) million and changes in our valuation allowances on deferred tax assets of $297 million, $79 million and $1 million in fiscal years 2018, 2017 and 2016, respectively. We generate most of our revenues and profits from operations outside of Singapore.

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
We provide a valuation allowance against deferred tax assets that in our estimation are not more likely than not to be realized. During fiscal year 2018, we released valuation allowances totaling $1 million primarily related to our operations in Taiwan, Mexico and Ireland as these amounts were deemed to be more likely than not to be realized due to the sustained profitability during the past three fiscal years as well as continued forecasted profitability of those subsidiaries. However, these valuation allowance eliminations were offset primarily by current period valuation allowance additions due to increased deferred tax assets as a result of current period losses in legal entities with existing full valuation allowance positions. In addition, due to increased negative evidence during the fiscal year ended March 31, 2018, the Company added a valuation allowance of $365 million for a Brazilian subsidiary which did not previously have a valuation allowance recorded. Lastly, the Company released $705 million of valuation allowance to account for the reduced deferred tax asset as a result of the lower US corporate income tax rate which became effective January 1, 2018.
During fiscal year 2018, the Company recognized an income tax receivable of $54 million for prior period taxes paid by one of its Brazilian subsidiaries which was deemed recoverable during the period.
Impact of the U.S. Tax Reform
On December 22, 2017, the U.S. President signed the Tax Cuts and Jobs Act (the “Act”) into law. Effective January 1, 2018, among other changes, the Act reduces the U.S. federal corporate tax rate to 21 percent, provides for a deemed repatriation and taxation at reduced rates of certain non-US subsidiaries owned by U.S. companies’ historical earnings (a “transition tax”), and establishes new mechanisms to tax such earnings going forward. Similar to other large multinational companies with complex tax structures, the Act has wide ranging implications for Flex. However, the impact on Flex's financial statements for the twelve-month periods ended March 31, 2018 is immaterial, primarily because the Company has a full valuation allowance on deferred tax assets in the U.S., which results in there being no U.S. deferred tax assets or liabilities recorded on the balance sheet that need to be remeasured at the new 21% rate. Further, the Company expects that the new transition tax will be offset by foreign tax credits or net operating loss carryforwards, and thus will not result in any incremental taxes payable. The Company will continue to analyze the effects of the Act on its financial statements and operations. Any additional impacts from the enactment of the Act will be recorded as they are identified during the measurement period provided for in Staff Bulletin 118.
See note 14, "Income Taxes," to the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" for further discussion.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2018, we had cash and cash equivalents of $1.5 billion and bank and other borrowings of $2.9 billion. We have a $1.75 billion revolving credit facility that is due to mature in June 2022, under which we had no borrowings outstanding as of March 31, 2018.
Our cash balances are held in numerous locations throughout the world. As of March 31, 2018, over half of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated, under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $1.6 billion as of March 31, 2018). Repatriation could result in an additional income tax payment; however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.
Fiscal Year 2018
Cash provided by operating activities was $0.8 billion during fiscal year 2018. This resulted primarily from $429 million of net income for the period plus $478 million of non-cash charges such as depreciation, amortization and stock-based compensation, net of a gain from the deconsolidation of Elementum that are included in the determination of net income. Depreciation expense was $434 million of those non-cash charges which is relatively consistent with our normal annual run rate. These were partially offset by a net change in our operating assets and liabilities of $153 million, driven primarily by a $354 million increase in inventories, a $88 million increase in other current and noncurrent assets, and a $347 million increase in accounts receivable, including the change in sales of accounts receivable, offset by a $623 million increase in accounts payable and a $13 million increase in other current and noncurrent liabilities. Net working capital ("NWC"), defined as net accounts receivable, including deferred purchase price receivables, plus inventory less accounts payable decreased by $30 million.
Cash used in investing activities totaled $0.9 billion during fiscal year 2018. This resulted primarily from $214 million paid for the acquisition of AGM Automotive ("AGM") for our HRS segment, net of cash acquired, and $55 million paid for a power module business for our CEC segment, net of cash acquired. Further, we invested $517 million of net capital expenditures for property and equipment to expand capabilities and capacity in support of our automotive, medical, footwear and IEI businesses. In addition, other investing activities includes $73 million of cash of Elementum derecognized as of the date of deconsolidation, and $46 million of payments for non-core investments, net of cash received.
Cash used in financing activities was $188 million during fiscal year 2018. This was primarily the result of repurchases of ordinary shares in the amount of $180 million, and the repayment of $55 million of debt, partially offset by $65 million received from third party investors in fiscal year 2018 in exchange for an additional noncontrolling equity interest in Elementum prior to the deconsolidation described above.
Fiscal Year 2017
Cash provided by operating activities was $1.1 billion during fiscal year 2017. This resulted primarily from $320 million of net income for the period plus $674 million of non-cash charges such as depreciation, amortization, other impairment charges, provision for doubtful accounts and stock-based compensation expense that are included in the determination of net income. Depreciation expense was $432 million of those non-cash charges, which was relatively consistent with our normal annual run rate. We generated $157 million in cash as a result of changes in our operating assets and liabilities, driven primarily by a $268 million increase in accounts payable, offset by a $184 million increase in accounts receivable, including the change in sales of accounts receivable.
Cash used in investing activities was $0.7 billion during fiscal year 2017. This resulted primarily from $490 million of net capital expenditures for property and equipment to expand capability and capacity in support of our automotive and medical businesses and further investments in both automation and expanding technologies to support our innovation services. We also paid $189 million for the acquisition of four businesses, net of cash acquired, including $162 million, net of $18 million of cash acquired related to the acquisition of manufacturing facilities from Bose. Further, $60 million was paid for a non-controlling interest in a joint venture with RIB Software AG as our partner. Offsetting this was proceeds from various other investing activities of $64 million, most notably the receipt of $38 million for the sale of two non-strategic businesses.
Cash used in financing activities was $242 million during fiscal year 2017. This was primarily the result of repurchases of ordinary shares in the amount $350 million, and $31 million of cash paid to a third-party banking institution for certain assets that were financed by the third party banking institution on behalf of a customer, which is included in other financing activities, as further discussed in note 2 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data". These cash outflows were partially offset by $171 million of net proceeds from bank borrowings and long-term debt, of which $130 million is the incremental amount borrowed extending the maturity date of one of our loan agreements from August 30, 2018 to November 30, 2021, and $107 million is the amount of proceeds from the €100 million term loan, discussed further in note 8 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data".
Fiscal Year 2016
Cash provided by operating activities was $1.1 billion during fiscal year 2016. This resulted primarily from $444 million of net income for the period plus $625 million of non-cash charges such as depreciation, amortization, other impairment charges, provision for doubtful accounts and stock-based compensation expense that are included in the determination of net income. Depreciation expense was $426 million of those non-cash charges, which was relatively consistent with our normal annual run rate. We generated $67 million in cash as a result of changes in our operating assets and liabilities, driven primarily by a $424 million reduction in accounts receivable, including the change in sales of accounts receivable, due to improved collection efforts and lower business levels, offset by a $365 million reduction in accounts payable.
Cash used in investing activities was $1.4 billion during fiscal year 2016. This resulted primarily from $917 million for the acquisition of eleven businesses completed during fiscal year 2016, including approximately $555 million, net of cash acquired, related to the acquisition of MCi, $241 million, net of cash acquired, related to the acquisition of NEXTracker, and approximately $68 million to acquire an optical transport facility from Alcatel-Lucent. We also paid $511 million in gross capital expenditures for property and equipment to support certain programs, offset by $14 million of proceeds from the sale of certain buildings and machinery and equipment. Other investing activities also includes $45 million paid for the purchase of certain investments, offset by $54 million of proceeds from the sale of certain assets that were purchased on behalf of a customer and financed by a third party banking institution included in other investing activities.
Cash provided by financing activities was $250 million during fiscal year 2016, which was primarily the result of net proceeds from bank borrowings and long-term debt of $695 million mainly resulting from our new debt issuance discussed further in note 8 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data", and $61 million from the issuance of our shares for option exercises. These cash inflows were partially offset by $420 million of cash paid for the repurchase of our ordinary shares, and $75.8 million of cash paid to a third party banking institution for certain assets that were financed by the third party banking institution on behalf of a customer, which is included in other financing activities.
Free Cash Flow
We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repurchase company shares, fund acquisitions, make investments, repay debt obligations, and for certain other activities. Our free cash flow, which is calculated as cash provided by operations less net purchases of property and equipment, was $236 million, $660 million and $639 million for fiscal years 2018, 2017 and 2016, respectively.
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

	Fiscal Year Ended March 31,
	2018	2017	2016
	(In millions)
Net cash provided by operating activities	$754	$1,150	$1,136
Purchases of property and equipment	(562)	(525)	(511)
Proceeds from the disposition of property and equipment	44	36	14
Free cash flow	$236	$660	$639
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
Historically, we have funded operations from cash and cash equivalents generated from operations, proceeds from public offerings of equity and debt securities, bank debt and lease financings. We also sell a designated pool of trade receivables under asset-backed securitization ("ABS") programs and sell certain trade receivables, which are in addition to the trade receivables sold in connection with these securitization agreements. During fiscal years 2018, 2017 and 2016, we received approximately $9.4 billion, $8.6 billion and $7.0 billion, respectively from transfers of receivables under our ABS programs, and $1.5 billion, $1.3 billion and $2.3 billion, respectively from other sales of receivables. As of March 31, 2018 and 2017, the outstanding balance on receivables sold for cash was $1.3 billion and $1.2 billion, for each year respectively, under all our accounts receivable sales programs, which are removed from accounts receivable balances in our consolidated balance sheets.
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
Historically we have been successful in refinancing and extending the maturity dates on our term loans and credit facilities. In June 2017, the Company entered into a five-year credit facility consisting of a $1.75 billion revolving credit facility and a $503 million term loan, which is due to mature on June 30, 2022 (the "2022 Credit Facility"). This 2022 Credit Facility replaced the Company's $2.1 billion credit facility, which was due to mature in March 2019. The outstanding principal of the term loan portion of the 2022 Credit Facility is repayable in quarterly installments of approximately $6 million from September 30, 2017 through June 30, 2020 and approximately $13 million from September 30, 2020 through March 31, 2022 with the remainder due upon maturity.
Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 15, 2017. During fiscal year 2018, we paid $180 million to repurchase shares (under the current and prior repurchase plans) at an average price of $16.63 per share. As of March 31, 2018, shares in the aggregate amount of $410 million were available to be repurchased under the current plan.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Bank borrowings and long-term debt are as follows:

	As of March 31,
	2018	2017
	(In millions)
4.625% Notes due February 2020	$500	$500
Term Loan, including current portion, due in installments through November 2021	688	700
Term Loan, including current portion, due in installments through June 2022	484	503
5.000% Notes due February 2023	500	500
4.750% Notes due June 2025	596	596
Other	187	170
Debt issuance costs	(14)	(16)
	2,941	2,952
Current portion, net of debt issuance costs	(43)	(62)
Non-current portion	$2,898	$2,891

Refer to the discussion in note 8 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further details of our debt obligations.
We have purchase obligations that arise in the normal course of business, primarily consisting of binding purchase orders for inventory related items and capital expenditures. Additionally, we have leased certain of our property and equipment under capital lease commitments, and certain of our facilities and equipment under operating lease commitments.

Future payments due under our purchase obligations, debt including capital leases and related interest obligations and operating leases are as follows:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Greater Than 5 Years
	(In millions)
Contractual Obligations:
Purchase obligations	$3,478	$3,478	$—	$—	$—
Long-term debt and capital lease obligations:
Long-term debt	2,954	44	659	1,652	599
Capital leases	14	5	9	—	—
Interest on long-term debt obligations	544	119	219	142	64
Operating leases, net of subleases	562	119	164	101	178
Restructuring costs	61	61	—	—	—
Total contractual obligations	$7,613	$3,826	$1,051	$1,895	$841

We have excluded $228 million of liabilities for unrecognized tax benefits from the contractual obligations table as we cannot make a reasonably reliable estimate of the periodic settlements with the respective taxing authorities. See note 14, "Income Taxes" to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further details.
Our purchase obligations can fluctuate significantly from period to period and can materially impact our future operating asset and liability balances, and our future working capital requirements. We intend to use our existing cash balances, together with anticipated cash flows from operations to fund our existing and future contractual obligations.

OFF-BALANCE SHEET ARRANGEMENTS
We sell designated pools of trade receivables to unaffiliated financial institutions under our ABS programs, and in addition to cash, we receive a deferred purchase price receivable for each pool of the receivables sold. Each of these deferred purchase price receivables serves as additional credit support to the financial institutions and is recorded at its estimated fair value. As of March 31, 2018 and 2017, the fair value of our deferred purchase price receivable was approximately $445 million and $507 million, respectively. As of March 31, 2018 and 2017, the outstanding balance on receivables sold for cash was $1.3 billion and $1.2 billion for each period respectively, under all our accounts receivable sales programs, which were removed from accounts receivable balances in our consolidated balance sheets. For further information, see note 11 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data".

RECENT ACCOUNTING PRONOUNCEMENTS
Refer to note 2 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for recent accounting pronouncements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
A portion of our exposure to market risk for changes in interest rates relates to our investment portfolio, which consists of highly liquid investments or bank deposits with maturities of three months or less from original dates of purchase and are classified as cash equivalents on our consolidated balance sheet. We do not use derivative financial instruments in our investment portfolio. We place cash and cash equivalents with various major financial institutions and highly rated money market accounts. Our investment policy has strict guidelines focusing on preservation of capital. The portfolio is comprised of various instruments including term deposits with banks, marketable securities and money market accounts. Our cash is principally invested in the U.S. dollar and China RMB serving as a natural hedge of our RMB denominated costs. As of March 31, 2018, the outstanding amount in the investment portfolio was $0.5 billion, the largest components of which were Brazilian real, China renminbi and Indian rupee denominated money market accounts with an average return of 3.86%. A hypothetical 10% change in interest rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.
We had variable rate debt outstanding of approximately $1.4 billion as of March 31, 2018. Variable rate debt obligations consisted of borrowings under our term loans. Interest on these obligations is discussed in note 8 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data".
Our variable rate debt instruments create exposures for us related to interest rate risk. Primarily due to the current low interest rates, a hypothetical 10% change in interest rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.
As of March 31, 2018, the approximate average fair value of our debt outstanding under our term loan facilities that mature in November 2021 and June 2022, and Notes due February 2020, February 2023 and June 2025 was 102.5% of the face value of the debt obligations based on broker trading prices.
FOREIGN CURRENCY EXCHANGE RISK
We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We have established a foreign currency risk management policy to manage this risk. To the extent possible, we manage our foreign currency exposure by evaluating and using non-financial techniques, such as currency of invoice, leading and lagging payments and receivables management. In addition, we may borrow in various foreign currencies and enter into short-term foreign currency derivative contracts, including forward, swap, and option contracts to hedge only those currency exposures associated with certain assets and liabilities, mainly accounts receivable and accounts payable, and cash flows denominated in non-functional currencies.
We endeavor to maintain a partial or fully hedged position for certain transaction exposures. These exposures are primarily, but not limited to, revenues, customer and vendor payments and inter-company balances in currencies other than the functional currency unit of the operating entity. The credit risk of our foreign currency derivative contracts is minimized since all contracts are with large financial institutions and accordingly, fair value adjustments related to the credit risk of the counter-party financial institution were not material. The gains and losses on foreign currency derivative contracts generally offset the losses and gains on the assets, liabilities and transactions hedged. The fair value of currency derivative contracts is reported on the balance sheet. The aggregate notional amount of outstanding contracts as of March 31, 2018 amounted to $7.6 billion and the recorded fair values of the associated assets and liabilities were not material. The majority of these foreign exchange contracts expire in less than three months and all expire within one year. They will settle primarily in the Australian dollar, Brazilian real, British pound, China renminbi, Euro, Hungarian forint, Israeli shekel, Malaysian ringgit, Mexican peso, Singapore dollar, Indian rupee, Swiss franc and U.S. dollar.
Based on our overall currency rate exposures as of March 31, 2018, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors a 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flex Ltd.
Singapore
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Flex Ltd. and subsidiaries (the "Company") as of March 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2018 and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Flex Ltd. and subsidiaries as of March 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2018, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2018 expressed an adverse opinion because of material weaknesses.
Basis of Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedure included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
June 14, 2018
We have served as the Company’s auditors since 2002.

FLEX LTD.
CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2018	2017
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,472,424	$1,830,675
Accounts receivable, net of allowance for doubtful accounts (Note 2)	2,517,695	2,192,704
Inventories	3,799,829	3,396,462
Other current assets	1,380,466	967,935
Total current assets	9,170,414	8,387,776
Property and equipment, net	2,239,506	2,317,026
Goodwill	1,121,170	984,867
Other intangible assets, net	424,433	362,181
Other assets	760,332	541,513
Total assets	$13,715,855	$12,593,363
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$43,011	$61,534
Accounts payable	5,122,303	4,484,908
Accrued payroll	383,332	344,245
Other current liabilities	1,719,418	1,613,940
Total current liabilities	7,268,064	6,504,627
Long-term debt, net of current portion	2,897,631	2,890,609
Other liabilities	531,587	519,851
Commitments and contingencies (Note 13)
Shareholders' equity
Flex Ltd. Shareholders' equity
Ordinary shares, no par value; 578,317,848 and 581,534,129 issued, and 528,078,493 and 531,294,774 outstanding as of March 31, 2018 and 2017, respectively	6,636,747	6,733,539
Treasury stock, at cost; 50,239,355 shares as of March 31, 2018 and 2017, respectively	(388,215)	(388,215)
Accumulated deficit	(3,144,114)	(3,572,648)
Accumulated other comprehensive loss	(85,845)	(128,143)
Total Flex Ltd. shareholders' equity	3,018,573	2,644,533
Noncontrolling interests	—	33,743
Total shareholders' equity	3,018,573	2,678,276
Total liabilities and shareholders' equity	$13,715,855	$12,593,363

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2018	2017	2016
	(In thousands, except per share amounts)
Net sales	$25,441,131	$23,862,934	$24,418,885
Cost of sales	23,778,404	22,303,231	22,810,824
Restructuring charges	66,845	38,758	—
Gross profit	1,595,882	1,520,945	1,608,061
Selling, general and administrative expenses	1,019,399	937,339	954,890
Intangible amortization	78,640	81,396	65,965
Restructuring charges	23,846	10,637	—
Other charges (income), net	(169,719)	21,193	47,738
Interest and other, net	122,823	99,532	84,793
Income before income taxes	520,893	370,848	454,675
Provision for income taxes	92,359	51,284	10,594
Net income	$428,534	$319,564	$444,081

Earnings per share:
Basic	$0.81	$0.59	$0.80
Diluted	$0.80	$0.59	$0.79
Weighted-average shares used in computing per share amounts:
Basic	529,782	540,503	557,667
Diluted	536,598	546,220	564,869

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
	2018	2017	2016
	(In thousands)
Net income	$428,534	$319,564	$444,081
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	45,618	(1,324)	17,846
Unrealized gain (loss) on derivative instruments and other, net of zero tax	(3,320)	9,096	26,744
Comprehensive income	$470,832	$327,336	$488,671

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				Accumulated Other Comprehensive Loss
	Ordinary Shares								Total
	Shares Outstanding	Amount	Accumulated deficit	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total accumulated other comprehensive loss	Total Flex Ltd. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity
	(In thousands)
BALANCE AT MARCH 31, 2015	563,323	$6,877,612	$(4,336,293)	$(68,266)	$(112,239)	$(180,505)	$2,360,814	$35,436	$2,396,250
Repurchase of Flex Ltd. ordinary shares at cost	(37,314)	(412,819)	—	—	—	—	(412,819)	—	(412,819)
Exercise of stock options	10,244	61,278	—	—	—	—	61,278	486	61,764
Issuance of Flex Ltd. vested shares under share bonus awards	8,570	—	—	—	—	—	—	—	—
Premium on acquired equity plan	—	799	—	—	—	—	799	—	799
Net income	—	—	444,081	—	—	—	444,081	(6,715)	437,366
Stock-based compensation, net of tax	—	72,129	—	—	—	—	72,129	5,451	77,580
Total other comprehensive loss	—	—	—	26,744	17,846	44,590	44,590	—	44,590
BALANCE AT MARCH 31, 2016	544,823	6,598,999	(3,892,212)	(41,522)	(94,393)	(135,915)	2,570,872	34,658	2,605,530
Repurchase of Flex Ltd. ordinary shares at cost	(25,125)	(345,782)	—	—	—	—	(345,782)	—	(345,782)
Exercise of stock options	2,283	12,438	—	—	—	—	12,438	610	13,048
Issuance of Flex Ltd. vested shares under share bonus awards	9,313	—	—	—	—	—	—	—	—
Issuance of subsidiary shares	—	—	—	—	—	—	—	9,306	9,306
Net income	—	—	319,564	—	—	—	319,564	(8,492)	311,072
Stock-based compensation, net of tax	—	79,669	—	—	—	—	79,669	(2,339)	77,330
Total other comprehensive income	—	—	—	9,096	(1,324)	7,772	7,772	—	7,772
BALANCE AT MARCH 31, 2017	531,294	6,345,324	(3,572,648)	(32,426)	(95,717)	(128,143)	2,644,533	33,743	2,678,276
Repurchase of Flex Ltd. ordinary shares at cost	(10,829)	(180,050)	—	—	—	—	(180,050)	—	(180,050)
Exercise of stock options	667	2,774	—	—	—	—	2,774	256	3,030
Issuance of Flex Ltd. vested shares under share bonus awards	6,946	—	—	—	—	—	—	—	—
Issuance of subsidiary shares, net	—	—	—	—	—	—	—	63,363	63,363
Net income	—	—	428,534	—	—	—	428,534	(7,573)	420,961
Stock-based compensation, net of tax	—	80,484	—	—	—	—	80,484	849	81,333
Deconsolidation of subsidiary entity	—	—	—	—	—	—	—	(90,638)	(90,638)
Total other comprehensive income	—	—	—	(3,320)	45,618	42,298	42,298	—	42,298
BALANCE AT MARCH 31, 2018	528,078	$6,248,532	$(3,144,114)	$(35,746)	$(50,099)	$(85,845)	$3,018,573	$—	$3,018,573
The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$428,534	$319,564	$444,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other impairment charges	555,364	609,660	515,367
Provision for doubtful accounts (Note 2)	8,225	(184)	72,295
Non-cash other loss (income)	(58,223)	6,858	24,521
Stock-based compensation	81,346	77,330	77,580
Gain from deconsolidation of subsidiary entity (Note 6)	(151,574)	—	—
Income taxes	43,187	(20,041)	(64,346)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(296,910)	(164,239)	317,946
Inventories	(354,319)	85,047	84,790
Other current and noncurrent assets	(138,184)	84,949	(2,704)
Accounts payable	623,148	268,686	(365,051)
Other current and noncurrent liabilities	13,004	(117,721)	31,966
Net cash provided by operating activities	753,598	1,149,909	1,136,445
Cash flows from investing activities:
Purchases of property and equipment	(561,997)	(525,111)	(510,634)
Proceeds from the disposition of property and equipment	44,780	35,606	13,676
Acquisition of businesses, net of cash acquired	(268,377)	(189,084)	(916,527)
Divestitures of businesses, net of cash held in divested businesses	(2,949)	36,731	5,740
Other investing activities, net	(120,442)	(60,329)	11,369
Net cash used in investing activities	(908,985)	(702,187)	(1,396,376)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	1,366,000	312,741	884,702
Repayments of bank borrowings and long-term debt	(1,420,977)	(141,730)	(190,221)
Payments for repurchases of ordinary shares	(180,050)	(349,532)	(420,317)
Proceeds from exercise of stock options	2,774	12,438	61,278
Other financing activities, net	44,468	(76,024)	(85,800)
Net cash provided by (used in) financing activities	(187,785)	(242,107)	249,642
Effect of exchange rates on cash	(15,079)	17,490	(10,549)
Net change in cash and cash equivalents	(358,251)	223,105	(20,838)
Cash and cash equivalents, beginning of year	1,830,675	1,607,570	1,628,408
Cash and cash equivalents, end of year	$1,472,424	$1,830,675	$1,607,570

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION OF THE COMPANY
Flex Ltd. ("Flex" or the "Company") was incorporated in the Republic of Singapore in May 1990. The Company's operations have expanded over the years through a combination of organic growth and acquisitions. The Company is a globally-recognized, provider of Sketch-to-Scaletm services - innovative design, engineering, manufacturing, and supply chain services and solutions - from conceptual sketch to full-scale production. The Company designs, builds, ships and services complete packaged consumer and enterprise products, from athletic shoes to electronics, for companies of all sizes in various industries and end-markets, through its activities in the following segments:

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

•
Consumer Technologies Group ("CTG"), which includes consumer-related businesses in connected living, wearables, gaming, augmented and virtual reality, fashion and apparel, and mobile devices; and including various supply chain solutions for notebook personal computers, tablets, and printers;

•
Industrial and Emerging Industries ("IEI"), which is comprised of energy including advanced metering infrastructure, energy storage, smart lighting, electric vehicle infrastructure, smart solar energy, semiconductor and capital equipment, office solutions, industrial, home and lifestyle, industrial automation, and kiosks; and

•
High Reliability Solutions ("HRS"), which is comprised of health solutions business, including consumer health, digital health, disposables, precision plastics, drug delivery, diagnostics, life sciences and imaging equipment; automotive business, including vehicle electrification, connectivity, autonomous vehicles, and clean technologies.

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

2. SUMMARY OF ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Flex and its majority-owned subsidiaries, after elimination of intercompany accounts and transactions. Amounts included in these consolidated financial statements are expressed in U.S. dollars unless otherwise designated. The Company consolidates its majority-owned subsidiaries and investments in entities in which the Company has a controlling interest. For the consolidated majority-owned subsidiaries in which the Company owns less than 100%, the Company recognizes a noncontrolling interest for the ownership of the noncontrolling owners. As of March 31, 2018, the noncontrolling interest was not material as a result of the deconsolidation of one of our subsidiaries (refer to note 6 for additional information). In prior years, the noncontrolling interest was included on the consolidated balance sheets as a component of total shareholders' equity. The associated noncontrolling owners' interest in the income or losses of these companies is not material to the Company's results of operations for any period presented, and is classified as a component of interest and other, net, in the consolidated statements of operations.
The Company has certain non-majority-owned equity investments in non-publicly traded companies that are accounted for using the equity method of accounting. The equity method of accounting is used when the Company has an investment in common stock or in-substance common stock, and either (a) has the ability to significantly influence the operating decisions of the issuer, or (b) if the Company has a voting percentage of a corporation equal to or generally greater than 20% but less than

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

50%, and for non-majority-owned investments in partnerships when greater than 5%. The equity in earnings (losses) of equity method investees are immaterial for all periods presented, and are included in interest and other, net in the consolidated statements of operations.
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
Revenue Recognition
The Company recognizes manufacturing revenue when it ships goods or the goods are received by its customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Generally, there are no formal substantive customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then the Company recognizes the related revenues at the time when such requirements are completed, and the obligations are fulfilled. Some of the Company's customer contracts allow the recovery of certain costs related to manufacturing services that are over and above the prices charged for the related products. Also, certain customer contracts may contain certain commitments and obligations that may result in additional expenses or decreases in revenue. Refer to note 3 "Revenue Recognition" for further details.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On April 21, 2016, SunEdison, Inc. (together with certain of its subsidiaries, "SunEdison"), filed a petition for reorganization under bankruptcy law. During the fiscal year ended March 31, 2016, the Company recognized a bad debt reserve charge of $61.0 million associated with its outstanding SunEdison receivables and accepted return of previously shipped inventory of approximately $90.0 million. During the second quarter of fiscal year 2017, prices for solar panel modules declined significantly. The Company determined that certain solar panel inventory previously designated for SunEdison on hand at the end of the second quarter of fiscal year 2017 was not fully recoverable and recorded a charge of $60.0 million to reduce the carrying costs to market during fiscal year 2017. In addition, the Company recognized a $16.0 million impairment charge for solar module equipment and incurred $16.9 million of incremental costs primarily related to negative margin sales and other associated solar panel direct costs. The total charge for fiscal year 2017 of $92.9 million is included in cost of sales.
The following table summarizes the activity in the Company's allowance for doubtful accounts during fiscal years 2018, 2017 and 2016:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended March 31, 2016	$4,534	$72,295	$(12,221)	$64,608
Year ended March 31, 2017	$64,608	$(184)	$(7,122)	$57,302
Year ended March 31, 2018	$57,302	$8,225	$(5,476)	$60,051
For the fiscal year ended March 31, 2016, the Company recognized a bad debt charge of $61.0 million associated with its outstanding SunEdison receivables as explained above, and another charge of $10.5 million relating to a separate distressed customer which was also written-off during the year.
No customer accounted for greater than 10% of the Company's net sales in fiscal years 2018 and 2017. One customer (including net sales from its parent company) within the Company's CTG segment, accounted for approximately 11% of the Company's net sales in fiscal year 2016, and approximately 17% of the Company's total accounts receivable balances in fiscal years 2018 and 2017, respectively. Another customer included in the Company's CEC segment, accounted for approximately 11% of the Company's total accounts receivable balance in fiscal year 2016.
The Company's ten largest customers accounted for approximately 41%, 43% and 46%, of its net sales in fiscal years 2018, 2017 and 2016, respectively.
Derivative Instruments
The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty's obligations exceed the obligations of the Company with that counterparty. To manage counterparty risk, the Company limits its derivative transactions to those with recognized financial institutions. See additional discussion of derivatives in note 9.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and cash equivalents consisted of the following:

	As of March 31,
	2018	2017
	(In thousands)
Cash and bank balances	$1,019,802	$763,834
Money market funds and time deposits	452,622	1,066,841
	$1,472,424	$1,830,675
Inventories
Inventories are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. The stated cost is comprised of direct materials, labor and overhead. The components of inventories, net of applicable lower of cost or net realizable value write-downs, were as follows:

	As of March 31,
	2018	2017
	(In thousands)
Raw materials	$2,760,410	$2,537,623
Work-in-progress	450,569	279,493
Finished goods	588,850	579,346
	$3,799,829	$3,396,462
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

	Depreciable Life (In Years)	As of March 31,
		2018	2017
		(In thousands)
Machinery and equipment	3 - 10	$3,004,707	$3,233,392
Buildings	30	1,154,881	1,237,739
Leasehold improvements	up to 30	414,917	395,663
Furniture, fixtures, computer equipment and software	3 - 7	482,248	502,223
Land	—	152,992	145,663
Construction-in-progress	—	287,724	212,326
		5,497,469	5,727,006
Accumulated depreciation and amortization		(3,257,963)	(3,409,980)
Property and equipment, net		$2,239,506	$2,317,026

Total depreciation expense associated with property and equipment amounted to approximately $434.4 million, $432.2 million and $425.7 million in fiscal years 2018, 2017 and 2016, respectively. Property and equipment excludes assets held for sale as a result of the Company's agreement with a certain Chinese manufacturing company to sell its China-based Multek operations, as discussed in note 18.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Goodwill
Goodwill is tested for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. If the recorded value of the assets, including goodwill, and liabilities ("net book value") of any reporting unit exceeds its fair value, an impairment loss may be required to be recognized. Further, to the extent the net book value of the Company as a whole is greater than its fair value in the aggregate, all, or a significant portion of its goodwill may be considered impaired.
The Company has four reporting units, which correspond to its four reportable operating segments: HRS, CTG, IEI and CEC. The Company concluded that there was no change to its reporting units in fiscal year 2018 and performed its goodwill impairment assessment on January 1, 2018. The Company bypassed the qualitative "Step Zero" assessment and performed a quantitative assessment of its goodwill and determined that no impairment existed as of the date of the impairment test because the fair value of each reporting unit exceeded its carrying value.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the activity in the Company's goodwill during fiscal years 2018 and 2017 (in thousands):

	HRS	CTG	IEI	CEC	Total
Balance, as of March 31, 2016	439,336	68,234	322,803	111,693	942,066
Additions (1)	—	42,989	17,544	3,309	63,842
Divestitures (2)	(1,787)	—	(2,640)	—	(4,427)
Purchase accounting adjustments (3)	794	—	—	—	794
Foreign currency translation adjustments (4)	(17,408)	—	—	—	(17,408)
Balance, as of March 31, 2017	$420,935	$111,223	$337,707	$115,002	$984,867
Additions (1)	75,280	—	—	9,744	85,024
Divestitures (2)	—	(3,475)	—	—	(3,475)
Purchase accounting adjustments (3)	—	—	—	(14)	(14)
Foreign currency translation adjustments (4)	54,768	—	—	—	54,768
Balance, as of March 31, 2018	$550,983	$107,748	$337,707	$124,732	$1,121,170
_______________________________________________________________________________

(1)
The goodwill generated from the Company's business combinations completed during the fiscal years 2018 and 2017 are primarily related to value placed on the employee workforce, service offerings and capabilities and expected synergies. The goodwill is not deductible for income tax purposes. Refer to the discussion of the Company's business acquisitions in note 18.

(2)
During the fiscal year ended March 31, 2018, the Company disposed of Wink Labs Inc. ("Wink"), a business within the CTG segment, and recorded an aggregate reduction of goodwill of $3.5 million, which is included in the gain on sale recorded in other charges, net on the consolidated statement of operations. During the fiscal year ended March 31, 2017, the Company disposed of two non-strategic businesses within the IEI and HRS segments, and recorded an aggregate reduction of goodwill of $4.4 million, which is included in the loss on sale recorded in other charges, net on the consolidated statement of operations.

(3)
Includes adjustments based on management's estimates resulting from its review and finalization of the valuation of assets and liabilities acquired through certain business combinations completed in a period subsequent to the respective acquisition. These adjustments were not individually, nor in the aggregate, significant to the Company.

(4)
During the fiscal years ended March 31, 2018 and 2017, the Company recorded $54.8 million and $17.4 million, respectively, of foreign currency translation adjustments primarily related to the goodwill associated with the acquisition of AGM Automotive ("AGM") in fiscal year 2018 and Mirror Controls International ("MCi") in fiscal year 2016, as the U.S. Dollar fluctuated against foreign currencies.

Other Intangible Assets
The Company's acquired intangible assets are subject to amortization over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value. The Company reviewed the carrying value of its intangible assets as of March 31, 2018 and concluded that such amounts continued to be recoverable.
Intangible assets are comprised of customer-related intangible assets that include contractual agreements and customer relationships; and licenses and other intangible assets, that are primarily comprised of licenses and also include patents and trademarks, and developed technologies. Generally, both customer-related intangible assets and licenses and other intangible assets are amortized on a straight-line basis, over a period of up to ten years. No residual value is estimated for any intangible

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assets. The fair value of the Company's intangible assets purchased through business combinations is determined based on management's estimates of cash flow and recoverability. The components of acquired intangible assets are as follows:

	As of March 31, 2018			As of March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets:
Customer-related intangibles	$306,943	$(79,051)	$227,892	$260,704	$(105,912)	$154,792
Licenses and other intangibles	304,007	(107,466)	196,541	283,897	(76,508)	207,389
Total	$610,950	$(186,517)	$424,433	$544,601	$(182,420)	$362,181
The gross carrying amounts of intangible assets are removed when fully amortized. During fiscal year 2018, the gross carrying amounts of fully amortized intangible assets totaled $38.3 million. During fiscal year 2018, the gross carrying amount of intangible assets increased primarily in connection with the Company's acquisitions during the year. Total intangible asset amortization expense recognized in operations during fiscal years 2018, 2017 and 2016 was $78.6 million, $81.4 million and $66.0 million, respectively. As of March 31, 2018, the weighted-average remaining useful lives of the Company's intangible assets were approximately 7.1 years for customer-related intangibles and approximately 6.1 years for licenses and other intangible assets. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2019	$75,319
2020	68,981
2021	64,440
2022	55,301
2023	46,762
Thereafter	113,630
Total amortization expense	$424,433

We own or license various United States and foreign patents relating to a variety of technologies. For certain of our proprietary processes, inventions, and works of authorship, we rely on trade secret or copyright protection. We also maintain trademark rights (including registrations) for our corporate name and several other trademarks and service marks that we use in our business in the United States and other countries throughout the world. We have implemented appropriate policies and procedures (including both technological means and training programs for our employees) to identify and protect our intellectual property, as well as that of our customers and suppliers. As of March 31, 2018 and 2017, the carrying value of our intellectual property was not material.
Derivative Instruments and Hedging Activities
All derivative instruments are recognized on the consolidated balance sheets at fair value. If the derivative instrument is designated as a cash flow hedge, effectiveness is tested monthly using a regression analysis of the change in spot currency rates and the change in present value of the spot currency rates. The spot currency rates are discounted to present value using functional currency Inter-bank Offering Rates over the maximum length of the hedge period. The effective portion of changes in the fair value of the derivative instrument (excluding time value) is recognized in shareholders' equity as a separate component of accumulated other comprehensive income (loss), and recognized in the consolidated statements of operations when the hedged item affects earnings. Ineffective and excluded portions of changes in the fair value of cash flow hedges are recognized in earnings immediately. If the derivative instrument is designated as a fair value hedge, the changes in the fair

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value of the derivative instrument and of the hedged item attributable to the hedged risk are recognized in earnings in the current period. Additional information is included in note 9.
Other Current Assets
Other current assets include approximately $445.4 million and $506.5 million as of March 31, 2018 and 2017, respectively for the deferred purchase price receivable from the Company's Global and North American Asset-Backed Securitization programs. See note 11 for additional information. Further, the Company recorded in other current assets, approximately $321.1 million of assets, primarily property and equipment and accounts receivable, classified as held for sale. See note 18 for additional information.
Investments
During the first quarter of fiscal year 2018, the Company sold Wink to an unrelated third-party venture backed company in exchange for consideration fair valued at $59.0 million. This estimated consideration was based on the value of the acquirer as of the most recent third-party funding of which the Company participated. The Company recognized a non-cash gain on sale of $38.7 million, which is recorded in other charges (income), net on the condensed consolidated statement of operations in the year ended March 31, 2018. As of March 31, 2018, the total investment, including working capital advances, of $76.5 million is accounted for as a cost method investment, and is included in other assets on the consolidated balance sheet.
During the second quarter of fiscal year 2018, the Company deconsolidated one of its majority owned subsidiaries, following the amendments of certain agreements that resulted in joint control of the board of directors between the Company and other non-controlling interest holders. As of March 31, 2018, this subsidiary is accounted for as a cost method investment of approximately $124.6 million and is included in other assets on the consolidated balance sheet. See note 6 for additional information on the deconsolidation.
The Company has certain equity investments in, and notes receivable from, non-publicly traded companies which are included within other assets. The equity method of accounting is used for investments in common stock or in-substance common stock when the Company has the ability to significantly influence the operating decisions of the issuer; otherwise the cost method is used. Non-majority-owned investments in corporations are accounted for using the equity method when the Company has a voting percentage equal to or generally greater than 20% but less than 50%, and for non-majority-owned investments in partnerships when generally greater than 5%. The Company monitors these investments for impairment indicators and makes appropriate reductions in carrying values as required whenever events or changes in circumstances indicate that the assets may be impaired. The factors the Company considers in its evaluation of potential impairment of its investments, include, but are not limited to a significant deterioration in the earnings performance or business prospects of the investee, or factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operation or working capital deficiencies. Fair values of these investments, when required, are estimated using unobservable inputs, primarily comparable company multiples and discounted cash flow projections.
As of March 31, 2018 and 2017, the Company's equity investments in non-majority owned companies totaled $411.1 million and $200.1 million, respectively. The equity in the earnings or losses of the Company's equity method investments was not material to the consolidated results of operations for any period presented and is included in interest and other, net.
During fiscal year 2017, the Company formed a joint venture with RIB Software AG, a provider of technology for the construction industry. This joint venture will offer a fully integrated enterprise software platform for building and housing projects. The Company contributed $60.0 million for a non-controlling interest in this joint venture. This contribution, net of the Company's equity in losses, which is immaterial, is included in other assets on the consolidated balance sheet. The cash outflows to pay for this investment have been included in cash flows from other investing activities during the fiscal year ended March 31, 2017.
Other Current Liabilities
Other current liabilities include customer working capital advances of $153.6 million and $231.3 million, customer-related accruals of $439.0 million and $501.9 million, and deferred revenue of $329.0 million and $280.7 million as of March 31, 2018 and 2017, respectively. The customer working capital advances are not interest bearing, do not have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restructuring Charges
The Company recognizes restructuring charges related to its plans to close or consolidate excess manufacturing facilities and rationalize administrative functions. In connection with these activities, the Company records restructuring charges for employee termination costs, long-lived asset impairment and other exit-related costs.
The recognition of restructuring charges requires the Company to make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. To the extent the Company's actual results differ from its estimates and assumptions, the Company may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. Such changes to previously estimated amounts may be material to the consolidated financial statements. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed restructuring plans. See note 15 for additional information regarding restructuring charges.
Recently Adopted Accounting Pronouncements
In July 2015, the Financial Accounting standards Board ("FASB") issued Accounting Standard Updates ("ASU") No. 2015-11 "Inventory (Topic 330): Simplifying the Measurement of Inventory", to simplify the measurement of inventory, by requiring that inventory be measured at the lower of cost and net realizable value. Prior to the issuance of the new guidance, inventory was measured at the lower of cost or market. The Company adopted the guidance, prospectively, effective April 1, 2017 and it did not have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16 "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory", intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This guidance is effective for the Company beginning in the first quarter of fiscal year 2019, with early adoption permitted in the first interim period of fiscal year 2018. The Company adopted the guidance, on a modified retrospective basis, effective April 1, 2017 and it did not have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17 "Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control" to amend the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity ("VIE") should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. This guidance requires that the amendments be applied on a retrospective or modified retrospective basis, and it is effective for the Company beginning in the first quarter of fiscal year 2018, with early adoption permitted. The Company adopted the guidance, retrospectively, effective April 1, 2017 and it did not have a material impact on its consolidated financial statements.
Recently Issued Accounting Pronouncements
In August 2017, the FASB issued ASU 2017-12 "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" with the objective of improving the financial reporting of hedging relationships and simplifying the application of the hedge accounting guidance in current GAAP. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020 with early adoption permitted. The Company expects the new guidance will have an immaterial impact on its consolidated financial statements, and it intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2020.

In January 2017, the FASB issued ASU 2017-04 "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" to simplify the subsequent measurement of goodwill by eliminating step 2 from the goodwill impairment test. This guidance requires that the change be applied on a prospective basis, and it is effective for the Company beginning in the first quarter of fiscal year 2021, with early application permitted. The Company is currently assessing the impact of the new guidance and the timing of adoption.

In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business” to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for Flex

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

beginning in the first quarter of fiscal year 2019, with early adoption permitted, and it should be applied on a prospective basis starting on date of adoption. The Company plans to adopt the guidance effective the first quarter of fiscal year 2019.

In August 2016, the FASB issued ASU 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)." The ASU is intended to address specific cash flow issues with the objective of reducing the existing diversity in practice and provide guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows. The majority of the guidance in ASU 2016-15 is consistent with our current cash flow classification. However, cash receipts on the deferred purchase price as described in note 11 will be classified as cash flow from investing activities instead of the Company's current presentation as cash flows from operations. The Company intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2019 and retrospectively report cash flows from operating and investing activities for all periods presented. While the Company is still quantifying the impact of adoption of this standard, it does expect the standard to result in a material increase in cash flows from investing activities and corresponding reduction in cash flows from operating activities for all periods presented.

In February 2016, the FASB issued ASU 2016-02 "Leases (Topic 842)" intended to improve financial reporting on leasing transactions. The new lease guidance will require entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. The guidance will also enhance existing disclosure requirements relating to those leases. The Company intends to adopt the new lease guidance beginning when it becomes effective in the first quarter of fiscal year 2020 using a modified retrospective approach. Upon initial evaluation, the Company believes the new guidance will have a material impact on its consolidated balance sheets when adopted.

In January 2016, the FASB issued ASU 2016-01 "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This guidance generally requires equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. This guidance also requires the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017; early adoption is permitted, and the guidance must be applied prospectively to equity investments that exist as of the adoption date. The Company will adopt this guidance on April 1, 2018 when effective. The adoption of this guidance is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" which requires an entity to recognize revenue relating to contracts with customers that depicts the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. In order to meet this requirement, the entity must apply the following steps: (i) identify the contracts with the customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, disclosures required for revenue recognition will include qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from costs to obtain or fulfill a contract. The guidance is effective for the Company beginning in the first quarter of fiscal year 2019.
The adoption of the new standard will change the timing of revenue recognition for a portion of Flex’s business. Under the new standard, revenue for certain of Flex's manufacturing services customer contracts will be recognized earlier than under the current accounting rules (where Flex recognizes revenue based on shipping and delivery).
The new guidance allows for two transition methods in application: retrospective to each prior reporting period presented (full retrospective method), or retrospective with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company will adopt the standard on April 1, 2018 using the modified retrospective approach. Under this approach, prior financial statements presented will not be restated.
Upon adoption of the standard, the Company estimates an adjustment to its beginning accumulated deficit in the range of $30 million to $70 million as of April 1, 2018. In addition, the Company estimates reduction in finished good and work-in-progress inventories in the range of $300 million to $500 million in aggregate. The Company estimates a corresponding increase to unbilled receivables of approximately $330 million to $550 million. The Company is continuing to assess the impact

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of adopting the new standard on its consolidated financial statements. The Company is also continuing to adjust its accounting policies, operational and financial reporting processes, systems capabilities and relevant internal controls.

3. REVENUE RECOGNITION
The Company recognizes manufacturing revenue when it ships goods or the goods are received by its customer, title and risk of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured. Generally, there are no formal substantive customer acceptance requirements or further obligations related to manufacturing services. If such requirements or obligations exist, then the Company recognizes the related revenues at the time when such requirements are completed, and the obligations are fulfilled. Some of the Company's customer contracts allow the recovery of certain costs related to manufacturing services that are over and above the prices charged for the related products. The Company determines the amount of costs that are recoverable based on agreements with those customers. Also, certain customer contracts contain commitments and obligations that may result in additional expenses or decreases in revenue. The Company accrues for these commitments and obligations based on facts and circumstances including historical practice and contractual terms. Please see additional details in the customer contract section below. The Company also makes provisions for estimated sales returns at the time revenue is recognized based upon contractual terms and an analysis of historical returns and adjustments. Provisions for sales returns were not material to the consolidated financial statements for any of the periods presented.

The Company provides a comprehensive suite of services for its customers that range from advanced product design to manufacturing and logistics to after-sales services. The Company recognizes service revenue when the services have been performed, and the related costs are expensed as incurred. Sales for services were less than 10% of the Company's total sales for all periods presented, and accordingly, are included in net sales in the consolidated statements of operations. The Company recognized research and development costs primarily related to its design and innovations businesses of $78.2 million, $65.6 million, and $61.0 million for the fiscal years ended March 31, 2018, 2017 and 2016, respectively.
Transition to ASC 606
ASU 2014-09 “Revenue Contracts with Customers (Topic 606)” establishes a comprehensive framework for determining the nature, amount, timing and uncertainty of revenues and cash flows arising from a contract with a customer. Upon adoption of the new guidance, effective April 1, 2018 for Flex, the timing of revenue recognition for a portion of the Company’s business will change, resulting in the recognition of revenue for certain of the Company’s manufacturing services customer contracts earlier than under the previous recognition rules. Refer to note 2 for further detail about the impact to the Company upon adoption.
Customer Contracts and Related Obligations
The Company generally enters into master supply agreements (“MSA”) with its customers that provide the framework under which business will be conducted. This includes matters such as warranty, indemnification, transfer of title and risk of loss, liability for excess and obsolete inventory, pricing formulas, payment terms, etc. On occasion, the level of business under those agreements is not guaranteed. In those instances, we bid on a program-by-program basis and typically receive customer purchase orders for specific quantities and timing of products. As a result, the Company considers its contract with a customer to be the combination of the MSA and the purchase order, or any other similar documents such as a statement of work that embody the commitment by the customer.

Certain of the Company’s customer agreements include terms that result in potential price adjustments. These price adjustments include, but are not limited to, sharing of cost savings, committed price reductions, material margins earned over the period that are contractually restricted to be paid to the customers, rebates, refunds tied to performance metrics such as on-time delivery, and other periodic pricing resets that may be refundable to customers. The Company accrues for these contractual provisions as a reduction of revenues when incurred which generally approximates the same time that revenue for the portion of the arrangement that is not subject to such price adjustments is recognized. The Company determines the amounts to be accrued based on the amount of potential refund required by the contract, where applicable, historical experience and other surrounding facts and circumstances. Often these obligations are settled with the customer in a period after shipment through various methods which include reduction of prices in future purchases, issuance of a payment to the customer, or issuance of a credit note applied against the customer’s accounts receivable balance. In some instances, the agreement might be silent on the settlement mechanism. Any difference between the amount accrued upon shipment for potential refunds and the actual amount

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

agreed to with the customer is recorded as an increase or decrease in revenue. These potential price adjustments are included as part of other current liabilities on the consolidated balance sheet, and disclosed as part of customer related accruals in note 2. Refer to note 2 for further details about other current liabilities.

4. SHARE-BASED COMPENSATION
Equity Compensation Plans
Historically, the Company's primary plan used for granting equity compensation awards was the 2010 Equity Incentive Plan (the "2010 Plan"). Effective August 15, 2017, awards are granted under the Company's 2017 Equity Incentive Plan (the "2017 Plan"), which was approved by the Company's shareholders at the 2017 Annual General Meeting of Shareholders, to replace the 2010 Plan for further grants. For additional discussion about the 2017 Plan, refer to the Company's Proxy Statement, which was filed with the Securities and Exchange Commission on July 5, 2017.
During fiscal year 2016, in conjunction with the acquisition of NEXTracker, the Company assumed all of the outstanding, unvested share bonus awards and outstanding, unvested options to purchase shares of common stock of NEXTracker, and converted all these shares into Flex awards. As a result, the Company now maintains the 2014 NEXTracker Equity Incentive Plan (the "NEXTracker Plan").
Additionally, during fiscal year 2017, in conjunction with an immaterial acquisition, the Company assumed all of the outstanding, unvested options to purchase shares of common stock of the acquiree, and converted all of these shares into Flex awards. As a result, the Company now maintains an additional equity compensation plan, the BrightBox Technologies 2013 Plan (the "BrightBox Plan"). The BrightBox Plan is immaterial to the Company for all periods presented.
As a result of the deconsolidation of Elementum during fiscal year 2018, the Company no longer grants equity compensation awards under the 2013 Elementum Plan. Refer to note 6 for additional information on the deconsolidation.
Share-Based Compensation Expense
The following table summarizes the Company's share-based compensation expense for all Equity Incentive Plans:

	Fiscal Year Ended March 31,
	2018	2017	2016
	(In thousands)
Cost of sales	$19,102	$10,023	$8,986
Selling, general and administrative expenses	66,142	72,243	68,594
Total share-based compensation expense	$85,244	$82,266	$77,580
Cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee exercises of share options over the share-based compensation cost recognized for those options) are classified as operating cash flows. During fiscal years 2018, 2017 and 2016, the Company did not recognize any excess tax benefits as an operating cash inflow.
The 2017 Equity Incentive Plan
As of March 31, 2018, the Company had approximately 22.2 million shares available for grant under the 2017 Plan. Options issued to employees under the 2017 Plan generally vest over four years and expire ten years from the date of grant. Options granted to non-employee directors expire five years from the date of grant.
The exercise price of options granted to employees is determined by the Company's Board of Directors or the Compensation Committee and may not be less than the closing price of the Company's ordinary shares on the date of grant.
As of March 31, 2018, the total unrecognized compensation cost related to unvested share options granted to employees under the 2017 Plan was not significant and will be amortized on a straight-line basis over a weighted-average period of approximately six months.
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
As of March 31, 2018, the total unrecognized compensation cost related to unvested share bonus awards granted to employees was approximately $134.2 million under the 2017 Plan. These costs will be amortized generally on a straight-line basis over a weighted-average period of approximately 2.5 years. Approximately $14.2 million of the unrecognized compensation cost related to the 2017 Plan is related to share bonus awards granted to certain key employees whereby vesting is contingent on meeting a certain market condition.
Determining Fair Value - Options and share bonus awards
Valuation and Amortization Method—The Company estimates the fair value of share options granted under the 2017 and 2010 Plans using the Black-Scholes valuation method and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair market value of share bonus awards granted, other than those awards with a market condition, is the closing price of the Company's ordinary shares on the date of grant and is generally recognized as compensation expense on a straight-line basis over the respective vesting period.
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
There were no options granted under the 2017 and 2010 Plans during fiscal years 2018, 2017 and 2016.
Determining Fair Value - Share bonus awards with service and market conditions
Valuation and Amortization Method—The Company estimates the fair value of share bonus awards granted under the 2017 and 2010 Plans whereby vesting is contingent on meeting certain market conditions using Monte Carlo simulation. This fair value is then amortized on a straight-line basis over the vesting period, which is the service period.
Expected volatility of Flex—Volatility used in a Monte Carlo simulation is derived from the historical volatility of Flex's stock price over a period equal to the service period of the share bonus awards granted. The service period is three years for those share bonus awards granted in fiscal years 2018, 2017 and 2016.
Average peer volatility—Volatility used in a Monte Carlo simulation is derived from the historical volatilities of the Standard and Poor's ("S&P") 500 index for the share bonus awards granted in fiscal years 2018, 2017 and 2016.
Average Peer Correlation—Correlation coefficients were used to model the movement of Flex's stock price relative to the S&P 500 index for the share bonus awards granted in fiscal years 2018, 2017 and 2016.
Expected Dividend and Risk-Free Interest Rate assumptions—Same methodology as discussed above.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of the Company's share-bonus awards under the 2017 and 2010 Plans, whereby vesting is contingent on meeting certain market conditions, for fiscal years 2018, 2017 and 2016 was estimated using the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2018	2017	2016
Expected volatility	25.1%	25.8%	26.0%
Average peer volatility	28.7%	25.1%	23.0%
Average peer correlation	0.6	0.6	0.6
Expected dividends	0.0%	0.0%	0.0%
Risk-free interest rate	1.5%	0.9%	1.2%

Share-Based Awards Activity
The following is a summary of option activity for the Company's 2017 and 2010 Plans ("Price" reflects the weighted-average exercise price):

	Fiscal Year Ended March 31,
	2018		2017		2016
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of fiscal year	142,327	$8.97	2,369,636	$8.31	15,992,894	$7.81
Granted	—	—	—	—	—	—
Exercised	(125,949)	8.63	(1,573,356)	6.89	(10,006,774)	6.10
Forfeited	(9,500)	11.55	(653,953)	12.39	(3,616,484)	12.23
Outstanding, end of fiscal year	6,878	$9.78	142,327	$8.97	2,369,636	$8.31
Options exercisable, end of fiscal year	5,751	$9.52	138,950	$8.93	2,359,527	$8.30
The aggregate intrinsic value of options exercised under the Company's 2010 Plan (calculated as the difference between the exercise price of the underlying award and the price of the Company's ordinary shares determined as of the time of option exercise for options exercised in-the-money) was $1.1 million, $9.3 million and $55.3 million during fiscal years 2018, 2017 and 2016, respectively.
Cash received from option exercises under the 2010 Plan was $1.1 million, $10.9 million and $61.1 million for fiscal years 2018, 2017 and 2016, respectively.
As of March 31, 2018 the aggregate intrinsic value for options outstanding, options vested and expected to vest, and options exercisable under the Company's 2017 and 2010 Plans were immaterial. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's ordinary shares as of March 31, 2018 for the immaterial amount of options that were in-the-money at March 31, 2018.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company's share bonus award activity under the 2017 and 2010 Plans ("Price" reflects the weighted-average grant-date fair value):

	Fiscal Year Ended March 31,
	2018		2017		2016
	Shares	Price	Shares	Price	Shares	Price
Unvested share bonus awards outstanding, beginning of fiscal year	15,698,582	$12.44	17,000,076	$10.77	18,993,252	$9.01
Granted (1)	6,155,761	16.99	8,261,666	13.46	7,619,722	12.23
Vested (1)	(6,473,562)	12.17	(8,606,246)	9.44	(8,529,378)	7.93
Forfeited	(1,488,739)	13.38	(956,914)	11.20	(1,083,520)	9.67
Unvested share bonus awards outstanding, end of fiscal year	13,892,042	$14.52	15,698,582	$12.44	17,000,076	$10.77

(1) Included in the fiscal years 2018 and 2017 amounts are 0.7 million and 1.7 million of share bonus awards, respectively, representing the number of awards achieved above target levels based on the achievement of certain market conditions, as further described in the table below. These awards were issued and immediately vested in accordance with the terms and conditions of the underlying awards.
Of the 6.2 million unvested share bonus awards granted under the 2017 and 2010 Plans in fiscal year 2018, approximately 4.7 million are plain-vanilla unvested share bonus awards with no performance or market conditions with an average grant date price of $16.57 per share. Further, approximately 0.2 million of these unvested share bonus awards have an average grant date price of $16.34 per share and represents the target amount of grants made to certain executive officers whereby vesting is contingent on meeting certain free cash flow targets. These awards cliff vest after three years and will ultimately pay out over a range from zero up to a maximum of 0.4 million of the target payment based on a measurement of cumulative three-year increase of free cash flow from operations of the Company. Further, 0.6 million of these unvested share bonus awards granted in fiscal year 2018 represents the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions. The average grant date fair value of these awards contingent on certain market conditions was estimated to be $20.25 per award and was calculated using a Monte Carlo simulation. Vesting information for these shares are further detailed in the table below. Finally, the remaining balance of 0.7 million represents the number of awards achieved above target levels, as described in the table above.
Of the 13.9 million unvested share bonus awards outstanding under the 2017 and 2010 Plans as of the fiscal year ended 2018, approximately 2.0 million of unvested share bonus awards represents the target amount of grants made to certain key employees whereby vesting is contingent on meeting certain market conditions summarized as follows:

	Targeted number of awards as of March 31, 2018 (in shares)		Range of shares that may be issued (1)
		Average grant date fair value (per share)
					Assessment dates
Year of grant			Minimum	Maximum
Fiscal 2018	623,620	$20.25	—	1,247,240	June 2020
Fiscal 2017	677,523	$17.57	—	1,355,046	June 2019
Fiscal 2016	648,929	$14.96	—	1,297,858	June 2018
Totals	1,950,072		—	3,900,144

(1) Vesting ranges from zero to 200% based on measurement of Flex's total shareholder return against the Standard and Poor's ("S&P") 500 Composite Index.
The Company will recognize share-based compensation expense for awards with market conditions regardless of whether such awards will ultimately vest. During fiscal year 2018, 1.4 million shares vested in connection with the share bonus awards with market conditions granted in fiscal year 2015.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total intrinsic value of share bonus awards vested under the Company's 2017 and 2010 Plans was $108.4 million, $109.5 million and $103.2 million during fiscal years 2018, 2017 and 2016, respectively, based on the closing price of the Company's ordinary shares on the date vested.
The 2014 NEXTracker Equity Incentive Plan
All awards previously granted under the NEXTracker Plan are the result of the Company's conversion of all outstanding, unvested shares of NEXTracker into unvested shares of the Company, as part of the acquisition. During fiscal year 2018, the Company modified the vesting conditions of 0.3 million unvested options and 0.5 million share bonus awards under the NEXTracker Plan contingent on meeting certain performance targets. These options and share bonus awards were then re-granted to vest in installments over a three-year period commencing September 29, 2017. The Company determined that the transaction falls under the accounting for modification of awards, and accordingly adjusted the recognized compensation expense with an immaterial impact on the statement of operations for fiscal year 2018.
Options issued to employees under the NEXTracker Plan generally have a vesting period of two to four years from vesting commencement date and expire ten years from the date of grant.
The exercise price of options granted to employees was determined by the Company based on a conversion rate agreed upon in the purchase agreement of NEXTracker.
As of March 31, 2018, the total unrecognized compensation cost related to unvested share options granted to employees under the NEXTracker Plan was $6.3 million and will be amortized on a straight-line basis over a weighted-average period of approximately 2.1 years.
Share bonus awards issued to employees under the NEXTracker Plan vest in installments over a three to five-year period from vesting commencement date, and unvested share bonus awards are forfeited upon termination of employment. Vesting for certain of these share bonus awards is contingent on meeting certain performance targets over a three-year period commencing September 29, 2017, following the modification of vesting conditions described above.
As of March 31, 2018, the total unrecognized compensation cost related to unvested share bonus awards granted to employees under the NEXTracker Plan was approximately $10.5 million and will be amortized generally on a straight-line basis over a weighted-average period of approximately 2.5 years.
Determining Fair Value
As noted above, the Company re-granted certain shares options under the NEXTracker Plan during fiscal year 2018 after modifying the vesting conditions. The fair value of share options granted under the NEXTracker Plan for fiscal years 2018 and 2016 was estimated using the following weighted-average assumptions:

	Fiscal Year Ended March 31, 2018	Fiscal Year Ended March 31, 2016
Expected term	6.5 years	2.9 years
Expected volatility	28.8%	28.8%
Expected dividends	0.0%	0.0%
Risk-free interest rate	2.1%	0.9%
Weighted-average fair value	$16.29	$7.76

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-Based Awards Activity
The following is a summary of option activity for the NEXTracker Plan ("Price" reflects the weighted-average exercise price):

	Fiscal Year Ended March 31,
	2018		2017		2016
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of fiscal year	1,636,016	$3.61	2,741,854	$3.44	—	$—
Granted	288,386	0.54	—	—	3,205,806	3.28
Exercised	(510,322)	3.27	(709,845)	2.24	(237,380)	0.99
Forfeited	(352,820)	5.69	(395,993)	4.64	(226,572)	3.75
Outstanding, end of fiscal year	1,061,260	$3.55	1,636,016	$3.61	2,741,854	$3.44
Options exercisable, end of fiscal year	352,829	$5.11	369,015	$5.00	223,869	$4.95

The aggregate intrinsic value of options exercised under the NEXTracker plan (calculated as the difference between the exercise price of the underlying award and the price of the Company's ordinary shares determined as of the time of option exercise for options exercised in-the-money) was $7.3 million, $8.0 million and 2.3 million as of March 31, 2018, 2017 and 2016, respectively.
Cash received from option exercises under the NEXTracker Plan was $1.7 million, $1.6 million and $0.2 million for fiscal years 2018, 2017 and 2016, respectively.
As of March 31, 2018 the aggregate intrinsic value for options outstanding, options vested and expected to vest, and options exercisable under the Company's NEXTracker Plan, were $13.6 million, $13.6 million, and $4.0 million, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's ordinary shares as of March 31, 2018 for the approximately 1.1 million options under the NEXTracker Plan that were in-the-money at March 31, 2018.
The following table summarizes the Company's share bonus award activity under the NEXTracker Plan ("Price" reflects the weighted-average grant-date fair value):

	Fiscal Year Ended March 31,
	2018		2017		2016
	Shares	Price	Shares	Price	Shares	Price
Unvested share bonus awards outstanding, beginning of fiscal year	1,543,437	$10.23	2,309,096	$10.27	—	$—
Granted	524,978	16.73	—	—	2,393,195	10.27
Vested	(471,831)	7.63	(705,738)	10.19	(31,925)	10.27
Forfeited	(868,934)	10.18	(59,921)	10.27	(52,174)	10.27
Unvested share bonus awards outstanding, end of fiscal year	727,650	$11.85	1,543,437	$10.23	2,309,096	$10.27

The total intrinsic value of share bonus awards vested under the Company's NEXTracker Plan was $8.0 million and $9.6 million, during fiscal year 2018 and 2017, respectively, based on the closing price of the Company's ordinary shares on the date

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

vested. The total intrinsic value of share bonus awards vested under the Company's NEXTracker Plan was immaterial during fiscal year 2016.

5. EARNINGS PER SHARE
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
The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted income per share:

	Fiscal Year Ended March 31,
	2018	2017	2016
	(In thousands, except per share amounts)
Basic earnings per share:
Net income	$428,534	$319,564	$444,081
Shares used in computation:
Weighted-average ordinary shares outstanding	529,782	540,503	557,667
Basic earnings per share	$0.81	$0.59	$0.80

Diluted earnings per share:
Net income	$428,534	$319,564	$444,081
Shares used in computation:
Weighted-average ordinary shares outstanding	529,782	540,503	557,667
Weighted-average ordinary share equivalents from stock options and awards (1)	6,816	5,717	7,202
Weighted-average ordinary shares and ordinary share equivalents outstanding	536,598	546,220	564,869
Diluted earnings per share	$0.80	$0.59	$0.79

_________________________________________________________________________

(1)
An immaterial amount of options to purchase ordinary shares during fiscal year 2018 were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted average ordinary shares equivalents. Options to purchase ordinary shares of 0.5 million and 2.0 million during fiscal years 2017 and 2016, respectively, were excluded from the computation of diluted earnings per share.

Share bonus awards of less than 0.1 million during fiscal year 2018 and 2017, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted average ordinary shares equivalents. There were no anti-dilutive share bonus awards in fiscal year 2016.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. NONCONTROLLING INTEREST AND DECONSOLIDATION OF SUBSIDIARY ENTITY
Starting in fiscal year 2014, the Company had a majority owned subsidiary, Elementum SCM (Cayman) Ltd ("Elementum"), which qualified as a variable interest entity for accounting purposes. The Company owned a majority of Elementum' s outstanding equity (consisting primarily of preferred stock) and as of March 31, 2017, controlled its board of directors, which gave the Company the power to direct the activities of Elementum that most significantly impact its economic performance. Accordingly, the Company recognized the carrying value of the noncontrolling interest as a component of total shareholders' equity, and the consolidated financial statements included the financial position and results of operations of Elementum as of and for the periods ended March 31, 2017 and 2016.

During the second quarter of fiscal year 2018, the Company and other minority shareholders of Elementum amended certain agreements resulting in joint control of the board of directors between the Company and other non-controlling interest holders. As a result, the Company concluded it is no longer the primary beneficiary of Elementum and accordingly, deconsolidated the entity. The Company no longer recognizes the carrying value of the noncontrolling interest as a component of total shareholder’s equity resulting in a reduction of $90.6 million of noncontrolling interest from its consolidated balance sheet upon deconsolidation. Further, the Company derecognized approximately $72.6 million of cash of Elementum as of the date of deconsolidation which is reflected as an outflow from investing activities within other investing activities, net in the consolidated statement of cash flows for the year ended March 31, 2018. There were no other material impacts to the consolidated balance sheet or consolidated cash flows resulting from deconsolidation of the entity. The noncontrolling interest in the operating losses of Elementum prior to deconsolidation is immaterial for all periods presented and is classified as a component of interest and other, net, in the Company's consolidated statements of operations.

The carrying amount of the Company’s variable interest in Elementum was approximately $124.6 million as of March 31, 2018, is accounted for as a cost method investment, and is included in other assets on the consolidated balance sheet. The value of the Company’s variable interest on the date of deconsolidation was based on management’s estimate of the fair value of Elementum at that time. The Company concluded that the market approach was the most appropriate method to determine the fair value of the entity on the date of deconsolidation, given that Elementum raised equity funding from third-party investors around the same period (i.e., level 2 inputs). The Company recognized a gain on deconsolidation of approximately $151.6 million with no related tax impact, which is included in other charges (income), net on the consolidated statement of operations. As the Company is not obligated to fund future losses of Elementum, the carrying amount is the Company’s maximum risk of loss. Pro-forma financials have not been presented because the effects were not material to the Company’s consolidated financial position and results of operation for all periods presented. Elementum remains a related party to the Company after deconsolidation and transactions between the Company and Elementum during the year ended March 31, 2018 were immaterial.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. SUPPLEMENTAL CASH FLOW DISCLOSURES
The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Fiscal Year Ended March 31,
	2018	2017	2016
	(In thousands)
Net cash paid for:
Interest	$152,750	$127,346	$114,578
Income taxes	91,846	86,651	105,453
Non-cash investing and financing activity:
Unpaid purchases of property and equipment	$128,044	$84,375	$93,310
Customer-related third party banking institution equipment financing net settlement	—	90,576	—
Non-cash investment in Elementum (Note 6)	132,679	—	—
Non-cash proceeds from sales of Wink (Note 2)	59,000	—	—

8. BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt are as follows:

	As of March 31,
	2018	2017
	(In thousands)
4.625% Notes due February 2020	$500,000	$500,000
Term Loan, including current portion, due in installments through November 2021	687,813	700,000
Term Loan, including current portion, due in installments through June 2022	483,656	502,500
5.000% Notes due February 2023	500,000	500,000
4.750% Notes due June 2025	596,387	595,979
Other	186,601	169,671
Debt issuance costs	(13,815)	(16,007)
	2,940,642	2,952,143
Current portion, net of debt issuance costs	(43,011)	(61,534)
Non-current portion	$2,897,631	$2,890,609

The weighted-average interest rates for the Company's long-term debt were 3.9% and 3.5% as of March 31, 2018 and 2017, respectively.
Repayments of the Company's long-term debt are as follows:

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Year Ending March 31,	Amount
(In thousands)
2019	$44,015
2020	542,915
2021	116,423
2022	812,500
2023	839,188
Thereafter	599,416
Total	$2,954,457
Term Loan due November 2021
In August 2013, the Company entered into a $600 million term loan agreement due August 2018. In November 2016, the Company entered into a new arrangement to extend the maturity date of the agreement from August 30, 2018 to November 30, 2021, and borrowed an incremental amount of $130 million under this term loan, thereby increasing the total amount under the term loan to $700 million. This loan is repayable in quarterly installments of $4.1 million, which commenced October 31, 2017 and continue through September 30, 2021, with the remaining amount due at maturity.
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
This term loan is unsecured, and contains customary restrictions on the ability of the Company and its subsidiaries to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of exceptions and limitations. This term loan agreement also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio, as defined therein, during its term; provided that the requirement to maintain the minimum interest coverage ratio may be suspended in certain circumstances. As of March 31, 2018, the Company was in compliance with the covenants under this term loan agreement.
Term Loan Agreement due June 2022 and Revolving Line of Credit
In June 2017, the Company entered into a five-year credit facility consisting of a $1.75 billion revolving credit facility and a $502.5 million term loan, which is due to mature on June 30, 2022 (the "2022 Credit Facility"). This 2022 Credit Facility replaced the Company's $2.1 billion credit facility, which was due to mature in March 2019. The outstanding principal of the term loan portion of the 2022 Credit Facility is repayable in quarterly installments of approximately $6.3 million from September 30, 2017 through June 30, 2020 and approximately $12.6 million from September 30, 2020 through March 31, 2022 with the remainder due upon maturity. The Company determined that effectively extending the maturity date of the revolving credit and repaying the term loan due March 2019 qualified as a debt modification and consequently all unamortized debt issuance costs related to the $2.1 billion credit facility are capitalized and will be amortized over the term of the 2022 Credit Facility.
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
The 2022 Credit Facility is unsecured and contains customary restrictions on the ability of the Company and its subsidiaries to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of significant exceptions and limitations. The 2022 Credit Facility also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio during the term of the 2022 Credit Facility. As of March 31, 2018, the Company was in compliance with the covenants under the 2022 Credit Facility agreement.
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
Interest on the Notes is payable semi-annually, which commenced on August 15, 2013. The Notes are senior unsecured obligations of the Company, rank equally with all of the Company's other existing and future senior and unsecured debt obligations, and up until June 30, 2017 were guaranteed, jointly and severally, fully and unconditionally on an unsecured basis, by certain of the Company's 100% owned subsidiaries (the "guarantor subsidiaries"). The Company replaced its $2.1 billion credit facility, which was due to expire in March 2019 and was guaranteed by the guarantor subsidiaries, with the 2022 Credit Facility, which is not guaranteed by the guarantor subsidiaries. Effective upon the replacement, all guarantor subsidiaries were released from their guarantees under each indenture for the Notes. As a result, the Company will no longer be providing supplemental guarantor and non-guarantor consolidating financial statements.
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
The indenture governing the Notes contains covenants that, among other things, restrict the ability of the Company and certain of the Company's subsidiaries to create liens; enter into sale-leaseback transactions; create, incur, issue, assume or guarantee any funded debt; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's assets to, another person. These covenants are subject to a number of significant limitations and exceptions set forth in the indenture. The indenture also provides for customary events of default, including, but not limited to, cross defaults to certain specified other debt of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Notes will become due and payable immediately without further action or notice. If any other event of default under the indenture occurs or is continuing, the applicable trustee or holders of at least 25% in aggregate principal amount of the then outstanding Notes may declare all of the Notes to be due and payable immediately. As of March 31, 2018, the Company was in compliance with the covenants in the indenture governing the Notes.
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
The Company incurred approximately $7.9 million of costs in conjunction with the issuance of the 2025 Notes. The issuance costs were capitalized and presented on the balance sheet as a direct deduction from the carrying amount of the 2025 Notes.
Interest on the 2025 Notes is payable semi-annually, commencing on December 15, 2015. The 2025 Notes are senior unsecured obligations of the Company, rank equally with all of the Company's other existing and future senior and unsecured debt obligations, and up until June 30, 2017 were guaranteed, jointly and severally, fully and unconditionally on an unsecured basis, by each of the Company's 100% owned subsidiaries (the "guarantor subsidiaries"). The Company replaced its $2.1 billion credit facility, which was due to expire in March 2019 and was guaranteed by the guarantor subsidiaries, with the 2022

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Facilities, which is not guaranteed by the guarantor subsidiaries. Effective upon the replacement, all guarantor subsidiaries were released from their guarantees under the indenture for the 2025 Notes. As a result, the Company will no longer be providing supplemental guarantor and non-guarantor consolidating financial statements.
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
The indenture governing the 2025 Notes contains covenants that, among other things, restrict the ability of the Company and certain of the Company's subsidiaries to create liens; enter into sale-leaseback transactions; create, incur, issue, assume or guarantee any funded debt; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's assets to, another person, or permit any other person to consolidate, merge, combine or amalgamate with or into the Company. These covenants are subject to a number of significant limitations and exceptions set forth in the indenture. The indenture also provides for customary events of default, including, but not limited to, cross defaults to certain specified other debt of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding 2025 Notes will become due and payable immediately without further action or notice. If any other event of default under the agreement occurs or is continuing, the applicable trustee or holders of at least 25% in aggregate principal amount of the then outstanding 2025 Notes may declare all of the 2025 Notes to be due and payable immediately, but upon certain conditions such declaration and its consequences may be rescinded and annulled by the holders of a majority in principal amount of the 2025 Notes. As of March 31, 2018, the Company was in compliance with the covenants in the indenture governing the 2025 Notes.
Other Credit Lines
In January 2017, the Company borrowed €100 million (approximately $123.5 million as of March 31, 2018), under a 5-year, term-loan agreement due January 2, 2022. Borrowings under this term loan bear interest at EURIBOR minus 0.1% plus the applicable margin ranging between 0.40% and 1.35%, based on the Company's credit ratings. The loan is repayable upon maturity.

In October 2015, the Company borrowed €50 million (approximately $61.8 million as of March 31, 2018), under a 5-year, term-loan agreement due September 30, 2020. Borrowings under this term loan bear interest at EURIBOR plus the applicable margin ranging between 0.80% and 2.00%, based on the Company’s credit ratings. The loan is repayable beginning December 30, 2016 in quarterly payments of €312,500 through June 30, 2020 with the remainder due upon maturity.

These term loans are unsecured and are guaranteed by the Company. These term loan agreements contain customary restrictions on the Company's and its subsidiaries' ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of exceptions and limitations. These term loan agreements also require that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio, as defined therein, during their terms. As of March 31, 2018, the Company was in compliance with the covenants under these term loan agreements.
As of March 31, 2018, the Company and certain of its subsidiaries had various uncommitted revolving credit facilities, lines of credit and other credit facilities in the amount of $256.5 million in the aggregate. There were no borrowings outstanding under these facilities as of March 31, 2018 and 2017. These unsecured credit facilities, and lines of credit and other credit facilities bear annual interest at the respective country's inter-bank offering rate, plus an applicable margin, and generally have maturities that expire on various dates in future fiscal years.

9. FINANCIAL INSTRUMENTS
Foreign Currency Contracts

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company transacts business in various foreign countries and is therefore exposed to foreign currency exchange rate risk inherent in forecasted sales, cost of sales, and monetary assets and liabilities denominated in non-functional currencies. The Company has established risk management programs to protect against volatility in the value of non-functional currency denominated monetary assets and liabilities, and of future cash flows caused by changes in foreign currency exchange rates. The Company tries to maintain a partial or fully hedged position for certain transaction exposures, which are primarily, but not limited to, revenues, customer and vendor payments and inter-company balances in currencies other than the functional currency unit of the operating entity. The Company enters into short-term foreign currency derivatives contracts, including forward, swap, and options contracts to hedge only those currency exposures associated with certain assets and liabilities, primarily accounts receivable and accounts payable, and cash flows denominated in non-functional currencies. Gains and losses on the Company's derivative contracts are designed to offset losses and gains on the assets, liabilities and transactions hedged, and accordingly, generally do not subject the Company to risk of significant accounting losses. The Company hedges committed exposures and does not engage in speculative transactions. The credit risk of these derivative contracts is minimized since the contracts are with large financial institutions and accordingly, fair value adjustments related to the credit risk of the counterparty financial institution were not material.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2018, the aggregate notional amount of the Company's outstanding foreign currency derivative contracts was $7.6 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	2,472,000	—	$392,493	$—
EUR	74,696	102,508	92,292	123,347
HUF	20,482,360	—	80,961	—
ILS	104,570	17,325	29,853	4,946
MXN	3,820,600	—	208,688	—
MYR	235,400	78,000	60,277	19,973
RON	125,190	—	33,224	—
SGD	35,250	—	26,908	—
Other	N/A	N/A	49,734	3,225
			974,430	151,491
Other Foreign Currency Contracts
AUD	29,887	39,839	22,925	30,834
BRL	—	706,000	—	211,580
CAD	306,196	336,629	237,601	261,216
CHF	13,122	26,611	13,763	27,912
CNY	2,238,583	—	347,121	—
EUR	1,190,730	1,442,218	1,469,945	1,780,517
GBP	38,445	65,222	54,179	91,794
HUF	106,548,846	116,231,762	421,158	459,432
INR	4,052,331	747,986	61,992	11,476
MXN	2,342,814	2,109,080	127,969	115,202
MYR	844,010	627,500	216,119	160,679
PLN	99,330	54,465	29,180	16,000
SEK	144,590	267,169	17,492	32,172
SGD	73,918	40,994	56,426	31,293
Other	N/A	N/A	89,386	45,739
			3,165,256	3,275,846
Total Notional Contract Value in USD			$4,139,686	$3,427,337

As of March 31, 2018 and 2017, the fair value of the Company's short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company's exposure to monetary assets and liabilities denominated in non-functional currencies and are not accounted for as hedges under the accounting standards. Accordingly, changes in fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the consolidated statements of operations. As of March 31, 2018 and 2017, the Company also has included net deferred gains and losses, in accumulated other comprehensive loss, a component of shareholders' equity in the consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. Deferred gains totaled $6.6 million as of March 31, 2018, and are expected to be recognized primarily as a component of cost of sales in the consolidated statement of operations over the next twelve-month period. The gains and losses recognized in earnings due to hedge

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ineffectiveness were not material for all fiscal years presented and are included as a component of interest and other, net in the consolidated statements of operations.
The following table presents the fair value of the Company's derivative instruments utilized for foreign currency risk management purposes at March 31, 2018 and 2017:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2018	March 31, 2017	Balance Sheet Location	March 31, 2018	March 31, 2017
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$19,422	$11,936	Other current liabilities	$7,065	$1,814
Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$23,912	$10,086	Other current liabilities	$18,246	$9,928
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

10. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, during fiscal years ended March 31, 2018, 2017 and 2016 are as follows:

	Fiscal Year Ended March 31, 2018
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(32,426)	$(95,717)	$(128,143)
Other comprehensive gain before reclassifications	15,667	46,022	61,689
Net gains reclassified from accumulated other comprehensive loss	(18,987)	(404)	(19,391)
Net current-period other comprehensive gain (loss)	(3,320)	45,618	42,298
Ending balance	$(35,746)	$(50,099)	$(85,845)

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year Ended March 31, 2017
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(41,522)	$(94,393)	$(135,915)
Other comprehensive gain (loss) before reclassifications	6,925	(1,198)	5,727
Net (gains) losses reclassified from accumulated other comprehensive loss	2,171	(126)	2,045
Net current-period other comprehensive gain (loss)	9,096	(1,324)	7,772
Ending balance	$(32,426)	$(95,717)	$(128,143)

	Fiscal Year Ended March 31, 2016
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(68,266)	$(112,239)	$(180,505)
Other comprehensive loss before reclassifications	(2,199)	(3,145)	(5,344)
Net (gains) losses reclassified from accumulated other comprehensive loss	28,943	20,991	49,934
Net current-period other comprehensive gain	26,744	17,846	44,590
Ending balance	$(41,522)	$(94,393)	$(135,915)
Net gains reclassified from accumulated other comprehensive loss during fiscal year 2018 relating to derivative instruments and other includes $20.8 million attributable to the Company's cash flow hedge instruments which were recognized as a component of cost of sales in the consolidated statement of operations.
Net (gains) losses reclassified from accumulated other comprehensive loss were immaterial during fiscal year 2017.
During fiscal year 2016, the Company recognized a loss of $26.8 million in connection with the disposition of a non-strategic Western European manufacturing facility, which included a $25.3 million cumulative foreign currency translation loss offset by the release of certain immaterial cumulative foreign currency translation gains, which were reclassified from accumulated other comprehensive loss during the period and included in other charges (income), net in consolidated statement of operations.

11. TRADE RECEIVABLES SECURITIZATION
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.1% to 0.5% of serviced receivables per annum. Servicing fees recognized during the fiscal years ended March 31, 2018, 2017 and 2016 were not material and are included in interest and other, net within the consolidated statements of operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized.
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
As of March 31, 2018 and 2017, the accounts receivable balances that were sold under the ABS Programs were removed from the consolidated balance sheets and the net cash proceeds received by the Company during fiscal years ended March 31, 2018, 2017 and 2016 were included as cash provided by operating activities in the consolidated statements of cash flows.
As of March 31, 2018, approximately $1.5 billion of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds of $1.1 billion and deferred purchase price receivables of $445.4 million. As of March 31, 2017, approximately $1.5 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $1.0 billion and deferred purchase price receivables of $506.5 million. The portion of the purchase price for the receivables which is not paid by the unaffiliated financial institutions in cash is a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in other current assets as of March 31, 2018 and 2017, and were carried at the expected recovery amount of the related receivables. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a loss on sale of the related receivables and recorded in interest and other, net in the consolidated statements of operations. Refer to note 17 for more details.
For the fiscal years ended March 31, 2018, 2017 and 2016, cash flows from sales of receivables under the ABS Programs consisted of approximately $9.4 billion, $8.6 billion and $7.0 billion, respectively, for transfers of receivables, and approximately $3.2 billion, $4.0 billion and $4.2 billion, respectively, for collections on deferred purchase price receivables. The Company corrected previously reported disclosures related to these cash flows from sales of receivable under the ABS Programs by increasing by $2.9 billion and $1.8 billion, and the collections on deferred purchase price receivables by increasing such amounts by $0.7 billion and $0.6 billion for the fiscal years ended March 31, 2017 and 2016, respectively. The Company determined that these revisions are not material. The Company's cash flows from transfer of receivables consist primarily of proceeds from collections reinvested in revolving-period transfers. Cash flows from new transfer were not significant for all periods presented.
Trade Accounts Receivable Sale Programs
The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $286.4 million and $225.2 million as of March 31, 2018 and 2017, respectively. For the years ended March 31, 2018, 2017 and 2016, total accounts receivables sold to certain third party banking institutions was approximately $1.5 billion, $1.3 billion and $2.3 billion, respectively. The receivables that were sold were removed from the consolidated balance sheets and were reflected as cash provided by operating activities in the consolidated statements of cash flows.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES
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
The following table summarizes the activities related to contingent consideration:

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of March 31,
	2018	2017
	(In thousands)
Beginning balance	$22,426	$73,423
Additions to accrual	—	—
Payments and settlements	(17,109)	(44,912)
Fair value adjustments	(5,317)	(6,085)
Ending balance	$—	$22,426

In connection with the acquisition of NEXTracker, Inc. in fiscal year 2016, the Company had an obligation to pay additional cash consideration to the former shareholders contingent upon NEXTracker, Inc.'s achievement of revenue targets during the two years after acquisition (ending on September 30, 2017). During fiscal year 2018, the Company paid $17.1 million of the total contingent consideration following the second year's targets achievement in accordance with the terms of the merger agreement. The payment of the contingent consideration is included in other financing activities, net, in the consolidated statements of cash flows.
There were no transfers between levels in the fair value hierarchy during fiscal years 2018 and 2017.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and 2017:

	Fair Value Measurements as of March 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (Note 2)	$—	$452,622	$—	$452,622
Foreign exchange forward contracts (Note 9)	—	43,334	—	43,334
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	7,196	67,532	—	74,728
Liabilities:
Foreign exchange forward contracts (Note 9)	$—	$(25,311)	$—	$(25,311)

	Fair Value Measurements as of March 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (Note 2)	$—	$1,066,841	$—	$1,066,841
Foreign exchange forward contracts (Note 9)	—	22,022	—	22,022
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	7,062	52,680	—	59,742
Liabilities:
Foreign exchange forward contracts (Note 9)	$—	$(11,742)	$—	$(11,742)
Contingent consideration in connection with acquisitions	—	—	(22,426)	(22,426)

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other financial instruments
The following table presents the Company's liabilities not carried at fair value as of March 31, 2018 and 2017:

	As of March 31, 2018		As of March 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)		(In thousands)
4.625% Notes due February 2020	$500,000	$513,596	$500,000	$526,255	Level 1
Term Loan, including current portion, due in installments through November 2021	687,813	689,966	700,000	699,566	Level 1
Term Loan, including current portion, due in installments through June 2022 (1)	483,656	485,470	502,500	503,756	Level 1
5.000% Notes due February 2023	500,000	525,292	500,000	534,820	Level 1
4.750% Notes due June 2025	596,387	627,407	595,979	633,114	Level 1
Euro Term Loan due September 2020	59,443	59,443	53,075	53,075	Level 1
Euro Term Loan due January 2022	123,518	123,518	107,357	107,357	Level 1
Total	$2,950,817	$3,024,692	$2,958,911	$3,057,943

(1) In June 2017, the Company entered into a new agreement that effectively extended the maturity date of the loan from March 31, 2019 to June 30, 2022. Refer to note 8 for further details of the arrangement.
The Term Loans due November 2021 and June 2022, and the Notes due February 2020, February 2023 and June 2025 are valued based on broker trading prices in active markets.
The Company values its Euro Term Loans due September 2020 and January 2022 based on the current market rate, and as of March 31, 2018, the carrying amounts approximate fair values.

13. COMMITMENTS AND CONTINGENCIES
Commitments
As of March 31, 2018 and 2017, the gross carrying amount and associated accumulated depreciation of the Company's property and equipment financed under capital leases, and the related obligations was not material. The Company also leases certain of its facilities and equipment under non-cancelable operating leases. These operating leases expire in various years through 2035 and require the following minimum lease payments:

Fiscal Year Ending March 31,	Operating Lease
(In thousands)
2019	$119,008
2020	97,476
2021	66,713
2022	54,497
2023	46,861
Thereafter	178,089
Total minimum lease payments	$562,644

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total rent expense amounted to $140.3 million, $124.7 million and $124.2 million in fiscal years 2018, 2017 and 2016, respectively.
Litigation and other legal matters
In connection with the matters described below, the Company has accrued for loss contingencies where it believes that losses are probable and estimable. The Company does not believe that the amounts accrued are material. Although it is reasonably possible that actual losses could be in excess of the Company’s accrual, the Company is unable to estimate a reasonably possible loss or range of loss in excess of its accrual, except as discussed below, due to various reasons, including, among others, that: (i) the proceedings are in early stages or no claims has been asserted, (ii) specific damages have not been sought in all of these matters, (iii) damages, if asserted, are considered unsupported and/or exaggerated, (iv) there is uncertainty as to the outcome of pending appeals, motions, or settlements, (v) there are significant factual issues to be resolved, and/or (vi) there are novel legal issues or unsettled legal theories presented. Any such excess loss could have a material adverse effect on the Company’s results of operations or cash flows for a particular period or on the Company’s financial condition.
In addition, the Company provides design and engineering services to its customers and also designs and makes its own products. As a consequence of these activities, its customers are requiring the Company to take responsibility for intellectual property to a greater extent than in its manufacturing and assembly businesses. Although the Company believes that its intellectual property assets and licenses are sufficient for the operation of its business as it currently conduct it, from time to time third parties do assert patent infringement claims against the Company or its customers. If and when third parties make assertions regarding the ownership or right to use intellectual property, the Company could be required to either enter into licensing arrangements or to resolve the issue through litigation. Such license rights might not be available to the Company on commercially acceptable terms, if at all, and any such litigation might not be resolved in its favor. Additionally, litigation could be lengthy and costly and could materially harm the Company's financial condition regardless of the outcome. The Company also could be required to incur substantial costs to redesign a product or re-perform design services.
From time to time, the Company enters into IP licenses (e.g., patent licenses and software licenses) with third parties which obligate the Company to report covered behavior to the licensor and pay license fees to the licensor for certain activities or products, or that enable our use of third party technologies. The Company may also decline to enter into licenses for intellectual property that it does not think is useful for or used in its operations, or for which its customers or suppliers have licenses or have assumed responsibility. Given the diverse and varied nature of its business and the location of its business around the world, certain activities the Company performs, such as providing assembly services in China and India, may fall outside the scope of those licenses or may not be subject to the applicable intellectual property rights. The Company's licensors may disagree and claim royalties are owed for such activities. In addition, the basis (e.g. base price) for any royalty amounts owed are audited by licensors and may be challenged.  Some of these disagreements, may lead to claims and litigation that might not be resolved in the Company's favor. Additionally, litigation could be lengthy and costly and could materially harm the Company's financial condition regardless of the outcome. In March 2018, the Company received an inquiry from a licensor referencing a patent license agreement, and requesting information relating to royalties for products that it assembles for a customer in China. If any of these inquiries result in a claim, the Company intends to contest and defend against any such claim vigorously. If a claim is asserted and the Company is unsuccessful in its defense, a material loss is reasonably possible. The Company cannot predict or estimate an amount or reasonable range of outcomes with respect to the matter.
On May 8, 2018, a putative class action was filed in the Northern District of California against the Company and certain officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, alleging misstatements and/or omissions in certain of the Company’s financial results, press releases and SEC filings made during the putative class period of January 26, 2017 through April 26, 2018. The deadline for applications for appointment as lead plaintiff is July 9, 2018.
On April 21, 2016, SunEdison, Inc. (together with certain of its subsidiaries, "SunEdison") filed for protection under Chapter 11 of the U.S. Bankruptcy Code. During the fiscal year ended March 31, 2016, the Company recognized a bad debt reserve charge of $61.0 million associated with its outstanding SunEdison receivables and accepted return of previously shipped inventory of approximately $90.0 million. SunEdison stated in schedules filed with the Bankruptcy Court that, within the 90 days preceding SunEdison's bankruptcy filing, the Company received approximately $98.6 million of inventory and cash transfers of $69.2 million, which in aggregate represents the Company's estimate of the maximum reasonably possible contingent loss. On April 15, 2018, a subsidiary of the Company together with its subsidiaries and affiliates, entered into a tolling agreement with the trustee of the SunEdison Litigation Trust to toll any applicable statute of limitations or other time-related defense that might exist in regards to any potential claims that either party might be able to assert against the other for a

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

period that will end at the earlier to occur of: (a) 60 days after a party provides written notice of termination; (b) six years from the effective date of April 15, 2018; or (c) such other date as the parties may agree in writing. No preference claims have been asserted against the Company and consideration has been given to the related contingencies based on the facts currently known. The Company has a number of affirmative and direct defenses to any potential claims for recovery and intends to vigorously defend any such claim, if asserted.
One of the Company's Brazilian subsidiaries has received related assessments for certain sales and import taxes. There are six tax assessments totaling 346 million Brazilian reals (approximately USD $104 million based on the exchange rate as of March 31, 2018). The assessments are in various stages of the review process at the administrative level and no tax proceeding has been finalized yet. The Company believes there is no legal basis for these assessments and has meritorious defenses and will continue to vigorously oppose all of these assessments, as well as any future assessments. The Company does not expect final judicial determination on any of these claims for several years.
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

14. INCOME TAXES
The domestic (Singapore) and foreign components of income before income taxes were comprised of the following:

	Fiscal Year Ended March 31,
	2018	2017	2016
	(In thousands)
Domestic	$323,522	$435,709	$199,283
Foreign	197,371	(64,861)	255,392
Total	$520,893	$370,848	$454,675

The provision for income taxes consisted of the following:

	Fiscal Year Ended March 31,
	2018	2017	2016
	(In thousands)
Current:
Domestic	$2,894	$1,037	$56
Foreign	50,889	71,773	74,706
	53,783	72,810	74,762
Deferred:
Domestic	422	350	3,779
Foreign	38,154	(21,876)	(67,947)
	38,576	(21,526)	(64,168)
Provision for income taxes	$92,359	$51,284	$10,594

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The domestic statutory income tax rate was approximately 17.0% in fiscal years 2018, 2017 and 2016. The reconciliation of the income tax expense expected based on domestic statutory income tax rates to the expense for income taxes included in the consolidated statements of operations is as follows:

	Fiscal Year Ended March 31,
	2018	2017	2016
	(In thousands)
Income taxes based on domestic statutory rates	$88,552	$63,044	$77,295
Effect of tax rate differential	(244,128)	(85,132)	(62,072)
Change in liability for uncertain tax positions	22,180	684	(13,724)
Change in valuation allowance	297,330	78,728	1,049
Recognition of prior year taxes recoverable	(53,757)	—	—
Other	(17,818)	(6,040)	8,046
Provision for income taxes	$92,359	$51,284	$10,594

A number of countries in which the Company is located allow for tax holidays or provide other tax incentives to attract and retain business. In general, these holidays were secured based on the nature, size and location of the Company’s operations. The aggregate dollar effect on the Company’s income resulting from tax holidays and tax incentives to attract and retain business for the fiscal years ended March 31, 2018, 2017 and 2016 was $21.7 million, $15.5 million and $6.6 million, respectively. For the fiscal year ended March 31, 2018, the effect on basic and diluted earnings per share was $0.04 and $0.04 respectively, and the effect on basic and diluted earnings per share were $0.03 and $0.03 during fiscal year 2017, and $0.01 and $0.01 during fiscal year 2016, respectively. Unless extended or otherwise renegotiated, the Company's existing holidays will expire in the fiscal year ending March 31, 2019 through fiscal year 2027.
We provide a valuation allowance against deferred tax assets that in our estimation are not more likely than not to be realized. During fiscal year 2018, 2017, and 2016 we released valuation allowances totaling $1.3 million, $39.6 million and $63.3 million, respectively. For fiscal year 2018, these valuation allowance releases were primarily related to our operations in Ireland, Mexico and Taiwan as these amounts were deemed to be more likely than not to be realized due to the sustained profitability during the past three fiscal years as well as continued forecasted profitability of those subsidiaries. However, these valuation allowance releases were offset primarily by current period valuation allowance additions due to increased deferred tax assets as a result of current period losses in legal entities with existing full valuation allowance positions. For fiscal years 2018, 2017 and 2016, the offsetting amounts totaled $(65.9) million, $103.9 million and $64.3 million, respectively. Included in these offsets for fiscal year 2018, the Company released $705.3 million of valuation allowance to account for the reduced deferred tax asset as a result of the lower US corporate income tax rate which became effective January 1, 2018. In addition, due to changes with respect to the jurisdiction’s tax position during the fiscal year ended March 31, 2018, the Company established a valuation allowance of $364.5 million for a Brazilian subsidiary which did not previously have a valuation allowance recorded.
During fiscal year 2018, the Company recognized an income tax receivable of $53.7 million for prior period taxes paid by one of its Brazilian subsidiaries which was deemed recoverable during the period due to a favorable change in tax law whereby certain incentives are no longer includable in taxable income.
Under its territorial tax system, Singapore generally does not tax foreign sourced income until repatriated to Singapore. The Company has included the effects of Singapore's territorial tax system in the rate differential line above. The tax effect of foreign income not repatriated to Singapore for the fiscal years 2018, 2017 and 2016 were $65.8 million, $67.9 million and $36.6 million, respectively.
Impact of the U.S. Tax Reform
On December 22, 2017, the U.S. President signed the Tax Cuts and Jobs Act (the “Act”) into law. Effective January 1, 2018, among other changes, the Act reduces the U.S. federal corporate tax rate to 21 percent, provides for a deemed repatriation and taxation at reduced rates of certain non-US subsidiaries owned by U.S. companies’ historical earnings (a “transition tax”), and establishes new mechanisms to tax such earnings going forward. Similar to other large multinational companies with complex tax structures, the Act has wide ranging implications for Flex. However, the impact on Flex's financial statements for

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the twelve-month periods ended March 31, 2018 is immaterial, primarily because the Company has a full valuation allowance on deferred tax assets in the U.S., which results in there being no U.S. deferred tax assets or liabilities recorded on the balance sheet that need to be remeasured at the new 21% rate. Further, the Company expects that the new transition tax will be offset by foreign tax credits or net operating loss carryforwards, and thus will not result in any incremental taxes payable. The Company will continue to analyze the effects of the Act on its financial statements and operations. Any additional impacts from the enactment of the Act will be recorded as they are identified during the measurement period provided for in Staff Bulletin 118.
The components of deferred income taxes are as follows:

	As of March 31,
	2018	2017
	(In thousands)
Deferred tax liabilities:
Fixed assets	$(33,056)	$(40,324)
Intangible assets	(80,565)	(76,432)
Others	(12,544)	(20,702)
Total deferred tax liabilities	(126,165)	(137,458)
Deferred tax assets:
Fixed assets	65,155	57,869
Intangible assets	11,237	3,153
Deferred compensation	13,475	19,335
Inventory valuation	6,952	8,489
Provision for doubtful accounts	3,073	2,911
Net operating loss and other carryforwards	2,133,097	2,369,405
Others	236,916	266,367
Total deferred tax assets	2,469,905	2,727,529
Valuation allowances	(2,259,956)	(2,442,105)
Total deferred tax assets, net of valuation allowances	209,949	285,424
Net deferred tax asset	$83,784	$147,966
The net deferred tax asset is classified as follows:
Long-term asset	$165,319	$223,285
Long-term liability	(81,535)	(75,319)
Total	$83,784	$147,966

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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has recorded deferred tax assets of approximately $2.2 billion related to tax losses and other carryforwards against which the Company has recorded a valuation allowance for all but $81.3 million of the deferred tax assets. These tax losses and other carryforwards will expire at various dates as follows:

Expiration dates of deferred tax assets related to operating losses and other carryforwards
(In thousands)
2019 - 2024	$513,828
2025 - 2030	614,307
2031 and post	178,484
Indefinite	852,455
$2,159,074
The amount of deferred tax assets considered realizable, however, could be reduced or increased in the near-term if facts, including the amount of taxable income or the mix of taxable income between subsidiaries, differ from management’s estimates.
The Company does not provide for income taxes on approximately $1.6 billion of undistributed earnings of its subsidiaries which are considered to be indefinitely reinvested outside of Singapore as management has plans for the use of such earnings to fund certain activities outside of Singapore. Determination of the amount of the unrecognized deferred tax liability on these undistributed earnings is not practicable. As of March 31, 2018, we have provided for earnings in foreign subsidiaries that are not considered to be indefinitely reinvested and therefore subject to withholding taxes on $23.1 million of undistributed foreign earnings, recording a deferred tax liability of approximately $1.7 million thereon.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended March 31,
	2018	2017
	(In thousands)
Balance, beginning of fiscal year	$203,323	$212,326
Additions based on tax position related to the current year	24,415	29,007
Additions for tax positions of prior years	5,926	9,728
Reductions for tax positions of prior years	(11,936)	(22,065)
Reductions related to lapse of applicable statute of limitations	(9,029)	(13,390)
Settlements	—	(3,684)
Impact from foreign exchange rates fluctuation	14,891	(8,599)
Balance, end of fiscal year	$227,590	$203,323
The Company’s unrecognized tax benefits are subject to change over the next twelve months primarily as a result of the expiration of certain statutes of limitations and as audits are settled. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by an estimated range of an additional $11 million to $41 million within the next twelve months primarily due to potential settlements of various audits and the expiration of certain statutes of limitations.
The Company and its subsidiaries file federal, state, and local income tax returns in multiple jurisdictions around world. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2007.
Of the $227.6 million of unrecognized tax benefits at March 31, 2018, $210.7 million will affect the annual effective tax rate if the benefits are eventually recognized. The amount that doesn’t impact the ETR relates to positions that would be settled with a tax loss carryforward previously subject to a valuation allowance.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits within the Company’s tax expense. During the fiscal years ended March 31, 2018, 2017 and 2016, the Company recognized interest and penalty of

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately ($3.3) million and ($1.6) million and $(2.4) million, respectively. The Company had approximately $16.2 million, $12.9 million and $14.6 million accrued for the payment of interest and penalties as of the fiscal years ended March 31, 2018, 2017 and 2016, respectively.

15. RESTRUCTURING CHARGES
Fiscal Year 2018
During fiscal year 2018, the Company initiated targeted restructuring activities focused on optimizing our cost structure in lower growth areas and, more importantly, streamlining certain corporate and segment functions. Restructuring charges are recorded based upon employee termination dates, site closure and consolidation plans generally in conjunction with an overall corporate initiative to drive cost reduction and realign the Company's global footprint. The Company recognized approximately $78.6 million of cash charges predominantly related to related to employee severance costs and $12.1 million of non-cash charges for asset impairment and other exit charges under the above plan. Of these total charges, approximately $66.8 million was recognized in cost of sales. Employee severance costs were associated with the terminations of 6,203 identified employees. The identified employee terminations by reportable geographic region amounted to approximately 5,336, 741 and 126 for the Americas, Asia and Europe, respectively. A majority of the fiscal year 2018 restructuring activities were completed as of March 31, 2018.
Restructuring charges are not included in segment income, as disclosed further in note 20.
The components of the restructuring charges by geographic region incurred in fiscal year 2018 are as follows:

	Second Quarter	Fourth Quarter	Total
	(In thousands)
Americas:
Severance	$6,031	$36,973	$43,004
Long-Lived Asset Impairment	—	9,417	9,417
Other Exit Costs	—	11,835	11,835
Total	6,031	58,225	64,256
Asia:
Severance	1,950	14,590	16,540
Long-Lived Asset Impairment	—	—	—
Other Exit Costs	—	—	—
Total	1,950	14,590	16,540
Europe:
Severance	—	9,895	9,895
Long-Lived Asset Impairment	—	—	—
Other Exit Costs	—	—	—
Total	—	9,895	9,895
Total
Severance	7,981	61,458	69,439
Long-Lived Asset Impairment	—	9,417	9,417
Other Exit Costs	—	11,835	11,835
Total restructuring charges	$7,981	$82,710	$90,691

Fiscal Year 2017

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal year 2017, the Company initiated a restructuring plan to accelerate its ability to support more Sketch-to-Scaletm efforts across the Company and reposition away from historical legacy programs and structures through rationalizing its current footprint at existing sites and at corporate SG&A functions. The Company recognized restructuring charges of approximately $49.4 million primarily for employee termination costs under the above plan. Of these total charges, approximately $38.8 million was recognized in cost of sales. Employee severance costs were associated with the terminations of 4,311 identified employees. The identified employee terminations by reportable geographic region amounted to approximately 2,229, 1,988 and 94 for Asia, the Americas and Europe, respectively. All fiscal year 2017 restructuring activities were completed as of March 31, 2017. There were no material restructuring activities during fiscal year 2016.
The components of the restructuring charges by geographic region incurred in fiscal year 2017 were as follows:

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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the provisions, respective payments, and remaining accrued balance as of March 31, 2018 for charges incurred in fiscal years 2018, 2017 and 2016 and prior periods:

	Severance	Long-Lived Asset Impairment	Other Exit Costs	Total

Balance as of April 1, 2015	13,363	—	1,694	15,057
Cash payments for charges incurred in fiscal year 2016 and prior	(1,458)	—	(359)	(1,817)
Balance as of March 31, 2016	11,905	—	1,335	13,240
Provision for charges incurred in fiscal year 2017	42,253	—	7,142	49,395
Cash payments for charges incurred in fiscal year 2017	(25,894)	—	—	(25,894)
Cash payments for charges incurred in fiscal year 2016 and prior	(11,905)	—	(1,335)	(13,240)
Balance as of March 31, 2017	16,359	—	7,142	23,501
Provision for charges incurred in fiscal year 2018	69,439	9,417	11,835	90,691
Cash payments for charges incurred in fiscal year 2017 and prior	(13,237)	—	(3,671)	(16,908)
Cash payments for charges incurred in fiscal year 2018	(24,555)	—	—	(24,555)
Non-cash charges incurred in fiscal year 2018	—	(9,417)	(1,968)	(11,385)
Balance as of March 31, 2018	48,006	—	13,338	61,344
Less: Current portion (classified as other current liabilities)	48,006	—	13,338	61,344
Accrued restructuring costs, net of current portion (classified as other liabilities)	$—	$—	$—	$—

16. OTHER CHARGES (INCOME), NET
The fiscal year ended March 31, 2018 includes a $151.6 million gain from the deconsolidation of Elementum, and a $38.7 million gain from the sale of Wink. See note 6 for additional information on the deconsolidation of Elementum and note 2 for additional information on the sale of Wink. The above gains are partially offset by $21.9 million of impairment recognized during fiscal year 2018 for certain non-core investments. No other components of other charges and income, net incurred during fiscal year 2018 were material.
The fiscal year ended March 31, 2017 includes a $7.4 million loss attributable to a non-strategic facility sold during the second quarter of fiscal year 2017. No other components of other charges and income, net incurred during fiscal year 2017 were material.
During fiscal year 2016, the Company incurred net losses of $47.7 million primarily due to a $26.8 million loss on the disposition of a non-strategic Western European manufacturing facility, which included a non-cash foreign currency translation loss of $25.3 million, and a $21.8 million loss from the impairment of a non-core investment offset by immaterial currency translation gains.

17. INTEREST AND OTHER, NET
For the fiscal years ended March 31, 2018, 2017 and 2016, the Company recognized interest income of $18.8 million, $12.1 million and $12.3 million.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the fiscal years ended March 31, 2018, 2017 and 2016, the Company recognized interest expense of $123.1 million, $108.0 million and $98.0 million, respectively, on its debt obligations outstanding during the period.
For the fiscal years ended March 31, 2018, 2017 and 2016, the Company recognized gains on foreign exchange transactions of $15.2 million, $16.5 million and $24.4 million, respectively.
For the fiscal years ended March 31, 2018, 2017 and 2016, the Company recognized $25.0 million, $15.3 million and $11.0 million of expense related to its ABS and AR Sales Programs.

18. BUSINESS AND ASSET ACQUISITIONS & DIVESTITURES
In March 2018, the Company entered into an agreement with a certain Chinese manufacturing company, to divest its China-based Multek operations, for proceeds of approximately $273 million, net of cash. The planned divestiture does not qualify as discontinued operations, but certain Multek assets and liabilities meet the definition of held for sale as of March 31, 2018. Accordingly, approximately $321.1 million of assets, primarily property and equipment and accounts receivable, were classified as held for sale and included in other current assets, and approximately $144.1 million of liabilities, primarily accounts payables, were classified as held for sale and included in other current liabilities as of March 31, 2018 in the consolidated balance sheet. The Company expects to recognize an immaterial gain on the divestiture upon closing which is expected in the second quarter of fiscal year 2019, subject to customary closing conditions, including regulatory approvals.
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
Fiscal 2018 Business and asset acquisitions
During the fiscal year ended March 31, 2018, the Company completed two acquisitions that were not individually, nor in the aggregate, significant to the consolidated financial position, results of operation and cash flows of the Company.
In April 2017, the Company completed its acquisition of AGM, which expanded its capabilities in the automotive market, and is included within the HRS segment. The Company paid $213.7 million, net of cash acquired.
Additionally, in September 2017, the Company acquired a power modules business, which expanded its capabilities within the CEC segment. The Company paid $54.7 million, net of cash acquired.
A summary of the allocation of the total purchase consideration is presented as follows (in thousands):

	Purchase Consideration	Net Tangible Assets Acquired	Purchased Intangible Assets	Goodwill
AGM	$213,718	$56,438	$82,000	$75,280
Power Modules Business	54,659	11,615	33,300	9,744
The intangibles of AGM comprised solely of customer relationships, will amortize over a weighted-average estimated useful life of 10 years. The intangibles of the power modules business, comprised of $16.0 million of customer relationships and $17.3 million of licenses and other intangibles, will amortize over a weighted-average estimated useful life of 10 years and 8 years, respectively.
The results of operations of the acquisitions were included in the Company’s consolidated financial results beginning on the respective acquisition dates, and the total amount of net income and revenue, collectively, were immaterial to the Company's consolidated financial results for the fiscal year ended March 31, 2018. Pro-forma results of operations for the acquisitions completed in fiscal year 2018 have not been presented because the effects, individually and in aggregate, were not material to the Company’s consolidated financial results for all periods presented.
Fiscal 2017 Business and asset acquisitions

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the fiscal year ended March 31, 2017, the Company completed four acquisitions that were not individually, nor in the aggregate, significant to the consolidated financial position, results of operations and cash flows of the Company. Most notable is the Company’s acquisition of two manufacturing and development facilities from Bose Corporation (“Bose”), a global leader in audio systems. The acquisition expanded the Company’s capabilities in the audio market and is included in the CTG segment. The other acquired businesses strengthen the Company's capabilities in the communications market and energy market within the CEC and IEI segments, respectively. At the acquisition dates, the Company paid a total of $189.1 million, net of cash acquired, of which $161.7 million, net of $18.0 million of cash acquired is related to the Bose acquisition which is included in cash from investing activities in the consolidated statements of cash flows. The Company acquired primarily $73.1 million of inventory, $60.8 million of property and equipment, and recorded goodwill of $63.8 million and intangible assets of $47.4 million principally related to the Bose acquisition. The intangibles will amortize over a weighted-average estimated useful life of 6.5 years. In connection with these acquisitions, the Company assumed $63.3 million in other liabilities including additional consideration of $28.0 million which was paid in the fourth quarter of fiscal year 2017 and included in other financing activities in the consolidated statements of cash flows. Further, the equity incentive plan of one of the acquirees was assumed as part of the acquisition.
The results of operations for each of the acquisitions completed in fiscal year 2017, including the Bose acquisition, were included in the Company’s consolidated financial results beginning on the date of each acquisition, and the total amount of net income and revenue of the acquisitions, collectively, were immaterial to the Company's consolidated financial results for the fiscal year ended March 31, 2017. Pro-forma results of operations for the acquisitions completed in fiscal year 2017 were not presented because the effects, individually and in the aggregate, were not material to the Company’s consolidated financial results for all periods presented.
Fiscal 2017 Divestitures
During the fiscal year ended March 31, 2017, the Company disposed of two non-strategic businesses within the HRS and IEI segments. The Company received $30.7 million of proceeds, net of an immaterial amount of cash held in one of the divested businesses. The property and equipment and various other assets sold, and liabilities transferred were not material to the Company's consolidated financial results. The loss on disposition was not material to the Company’s consolidated financial results, and was included in other charges, net in the condensed consolidated statements of operations for the fiscal year 2017.
Fiscal 2016 Business acquisitions
Acquisition of Mirror Controls International
In June 2015, the Company completed its acquisition of 100% of the outstanding share capital of MCi, and paid approximately $555.2 million, net of $27.7 million of cash acquired. This acquisition expanded the Company's capabilities in the automotive market, and was included in the HRS segment. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed was allocated to goodwill.
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
Acquisition of a facility from Alcatel-Lucent
In July 2015, the Company acquired an optical transport facility from Alcatel-Lucent for approximately $67.5 million, which expanded its capabilities in the telecom market and was included in the CEC segment. The Company acquired primarily $55.1 million of inventory and $10.0 million of property and equipment primarily comprised of a building and land, and recorded goodwill and intangible assets for a customer relationship of $3.6 million and $2.1 million, respectively, and assumed $3.3 million in other net liabilities in connection with this acquisition. The customer relationship intangible will amortize over a weighted-average estimated useful life of 5 years.
Acquisition of NEXTracker

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2015, the Company acquired 100% of the outstanding share capital of NEXTracker, a provider of smart solar tracking solutions. The initial cash consideration was approximately $240.8 million, net of $13.2 million of cash acquired, with an additional $81.0 million of estimated potential contingent consideration, for a total purchase consideration of $321.8 million. At the date of the acquisition, the maximum possible contingent consideration under the agreement was $97.2 million based upon the achievement of future revenue performance targets. The Company also acquired NEXTracker’s equity incentive plan. The financial results of NEXTracker were included in the IEI segment. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed was allocated to goodwill.
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
On a pro-forma basis, and assuming the fiscal year 2016 acquisitions occurred on the first day of the prior period, or April 1, 2014, the Company's net income would have been estimated to be $410.1 million for the fiscal year 2016. The estimated pro-forma net income did not include the $43.0 million tax benefit for the release of the valuation allowance on deferred tax assets primarily relating to the NEXTracker acquisition, recognized in fiscal year 2016, to promote comparability. Pro-forma revenue for the acquisitions in fiscal year 2016 were not presented because the effect, collectively, was not material to the Company’s consolidated revenues for fiscal year 2016.
The Company continues to evaluate certain assets and liabilities related to its acquisition of the power module business completed during fiscal year 2018. Additional information, which existed as of the acquisition date, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Changes to amounts recorded as assets or liabilities, as a result of such additional information, may result in a corresponding adjustment to goodwill.

19. SHARE REPURCHASE PLAN
During fiscal year 2018, the Company repurchased approximately 10.8 million shares for an aggregate purchase value of approximately $180.0 million under two separate repurchase plans as further discussed below.
During the first and second quarters of fiscal year 2018, the Company repurchased the entire remaining amount, or approximately 5.5 million shares for an aggregate purchase value of approximately $90.1 million, under the share repurchase plan that was approved by the Company's Board of Directors on August 24, 2016 and the Company's shareholders at the 2016 Annual General Meeting. The Company retired all of these shares.
Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $500 million in accordance with the share repurchase mandate approved by the Company’s

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shareholders at the date of the most recent Annual General Meeting held on August 15, 2017. During fiscal year 2018, the Company repurchased approximately 5.3 million shares for an aggregate purchase value of approximately $89.9 million under this plan, and retired all of these shares. As of March 31, 2018, shares in the aggregate amount of $410.1 million were available to be repurchased under the current plan.

20. SEGMENT REPORTING
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
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, distressed customer charges, contingencies and other, restructuring charges, other charges (income), net and interest and other, net.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Selected financial information by segment is as follows:

	Fiscal Year Ended March 31,
	2018	2017	2016
	(In thousands)
Net sales:
Communications & Enterprise Compute	$7,729,350	$8,383,420	$8,841,642
Consumer Technologies Group	6,969,821	6,362,338	6,997,526
Industrial & Emerging Industries	5,972,496	4,967,738	4,680,718
High Reliability Solutions	4,769,464	4,149,438	3,898,999
	$25,441,131	$23,862,934	$24,418,885
Segment income and reconciliation of income before tax:
Communications & Enterprise Compute	$186,335	$229,332	$265,076
Consumer Technologies Group	111,629	179,910	163,677
Industrial & Emerging Industries	235,422	179,749	157,588
High Reliability Solutions	380,878	334,108	294,635
Corporate and Other	(127,810)	(107,850)	(89,219)
Total income	786,454	815,249	791,757
Reconciling items:
Intangible amortization	78,640	81,396	65,965
Stock-based compensation	85,244	82,266	77,580
Distressed customers asset impairments (1)	6,251	92,915	61,006
Restructuring charges (2)	90,691	49,395	—
Contingencies and other (3)	51,631	17,704	—
Other charges (income), net	(169,719)	21,193	47,738
Interest and other, net	122,823	99,532	84,793
Income before income taxes	$520,893	$370,848	$454,675
Corporate and other primarily includes corporate services costs that are not included in the CODM's assessment of the performance of each of the identified reporting segments.

(1)
During fiscal year 2016, the Company accepted return of previously shipped inventory from a former customer, SunEdison, Inc. ("SunEdison"), of approximately $90 million. On April 21, 2016, SunEdison filed a petition for reorganization under bankruptcy law, and as a result, the Company recognized a bad debt reserve of $61 million as of March 31, 2016, associated with its outstanding SunEdison receivables.

During fiscal year 2017, prices for solar panel modules declined significantly. The Company determined that certain solar panel inventory on hand at the end of the fiscal year 2017 was not fully recoverable and recorded a charge of $60 million to reduce the carrying costs to market in fiscal year 2017. The Company also recognized a $16 million impairment charge for solar module equipment and $17 million primarily related to negative margin sales and other associated direct costs. The total charge of $93 million is included in cost of sales for fiscal year 2017 but is excluded from segment results above.

(2)
The Company initiated restructuring plans in fiscal years 2018 and 2017 and incurred charges primarily for employee terminations costs, as well as other asset impairments. These charges are split between cost of sales and selling, general and administration expenses on the Company's consolidated statement of operations, and are excluded from the measurement of the Company's operating segment's performance. Refer to note 15 for more details about our restructuring charges.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)
During fiscal year 2018, the Company incurred charges in connection with the matters described in note 13 for certain loss contingencies where it believes that losses are probable and estimable; coupled with various other charges predominately related to damages incurred from a typhoon that impacted one of its China facilities. Additionally, certain assets impairments were recorded during both fiscal years 2018 and 2017.

Property and equipment on a segment basis is not disclosed as it is not separately identified and is not internally reported by segment to the Company's CODM. During fiscal year 2018, 2017 and 2016, depreciation expense included in the segments' measure of operating performance above is as follows:

	Fiscal Year Ended March 31,
	2018	2017	2016
	(In thousands)
Depreciation expense
Communications & Enterprise Compute	$118,150	$133,057	$117,710
Consumer Technologies Group	110,276	110,379	123,139
Industrial & Emerging Industries	75,366	70,814	72,415
High Reliability Solutions	105,065	88,604	80,935
Corporate and Other	25,575	29,384	31,530
Total depreciation expense	$434,432	$432,238	$425,729
Geographic information is as follows:

	Fiscal Year Ended March 31,
	2018		2017		2016
	(In thousands)
Net sales:
Asia	$11,210,793	44%	$10,962,075	46%	$11,788,992	48%
Americas	9,880,626	39%	8,582,849	36%	8,347,514	34%
Europe	4,349,712	17%	4,318,010	18%	4,282,379	18%
	$25,441,131		$23,862,934		$24,418,885
Revenues are attributable to the country in which the product is manufactured or service is provided.
During fiscal years 2018, 2017 and 2016, net sales generated from Singapore, the principal country of domicile, were approximately $686.9 million, $595.3 million and $519.1 million, respectively.
During fiscal year 2018, China, Mexico, the United States and Brazil accounted for approximately 29%, 17%, 11% and 10% of consolidated net sales, respectively. No other country accounted for more than 10% of net sales in fiscal year 2018.
During fiscal year 2017, China, Mexico, the United States and Malaysia accounted for approximately 30%, 17%, 11% and 10% of consolidated net sales, respectively. No other country accounted for more than 10% of net sales in fiscal year 2017.
During fiscal year 2016, China, Mexico, and the United States accounted for approximately 35%, 15% and 11% of consolidated net sales, respectively. No other country accounted for more than 10% of net sales in fiscal year 2016.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of March 31,
	2018		2017
	(In thousands)
Property and equipment, net:
Asia	$747,314	33%	$960,290	41%
Americas	1,012,188	45%	939,888	41%
Europe	480,004	22%	416,848	18%
	$2,239,506		$2,317,026

As of March 31, 2018 and 2017, property and equipment, net held in Singapore were approximately $12.6 million and $13.2 million, respectively.
As of March 31, 2018, Mexico, China and the United States accounted for approximately 26%, 22% and 14%, respectively, of property and equipment, net. No other country accounted for more than 10% of property and equipment, net as of March 31, 2018. The decrease in China's property and equipment is primarily driven by assets related to the Company's China-based Multek operations, which were classified as held for sale, as further described in note 18.
As of March 31, 2017, China, Mexico and the United States accounted for approximately 31%, 23% and 13%, respectively, of property and equipment, net. No other country accounted for more than 10% of property and equipment, net as of March 31, 2017.

21. QUARTERLY FINANCIAL DATA (UNAUDITED)
The Company's third fiscal quarter ends on December 31, and the fourth fiscal quarter and year ends on March 31 of each year. The first fiscal quarters of 2018 and 2017 ended on June 30, 2017 and July 1, 2016, respectively, and the second fiscal quarters of 2018 and 2017, ended on September 29, 2017 and September 30, 2016, respectively.
The following table contains unaudited quarterly financial data for fiscal years 2018 and 2017.

	Fiscal Year Ended March 31, 2018				Fiscal Year Ended March 31, 2017
	First	Second	Third	Fourth (2)	First	Second (3)	Third	Fourth

Net sales	$6,008,272	$6,270,420	$6,751,552	$6,410,887	$5,876,813	$6,008,525	$6,114,999	$5,862,597
Gross profit	406,932	393,325	446,328	349,297	405,995	313,691	416,455	384,804
Net income (loss) (1)	124,710	205,086	118,333	(19,595)	105,729	(2,508)	129,469	86,874
Earnings (losses) per share (4):
Net income:
Basic	$0.24	$0.39	$0.22	$(0.04)	$0.19	$0.00	$0.24	$0.16
Diluted	$0.23	$0.38	$0.22	$(0.04)	$0.19	$0.00	$0.24	$0.16
_______________________________________________________________________________

(1)
Net income for the first quarter of fiscal year 2018 was affected by a $38.7 million gain recognized for the disposition of Wink. Refer to note 2 for additional information. Net income for the second quarter of fiscal year 2018 was affected by $151.6 million non-cash gain as a result of the deconsolidation of our investment in Elementum. Refer to note 6 for further details on the deconsolidation.

(2)
The Company recorded restructuring charges during the fourth quarter of fiscal year 2018. The Company classified approximately $58.9 million of these charges as a component of cost of sales and approximately $23.8 million of these charges as a component of selling, general and administrative expenses. Refer to note 15 for additional information on these charges.

(3)	Gross profit and net income for the second quarter of fiscal year 2017 was affected by $92.9 million of SunEdison bankruptcy related charges, as further described in note 2.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Earnings per share are computed independently for each quarter presented; therefore, the sum of the quarterly earnings per share may not equal the total earnings per share amounts for the fiscal year.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2018. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the Company's disclosure controls and procedures were not effective, as a result of the material weaknesses further described below, in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Notwithstanding such material weaknesses, which is described below in Management’s Report on Internal Control over Financial Reporting, our management has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

(b)	Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a- 15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting consists of policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements or prevent or detect instances of fraud. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As of March 31, 2018, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
Management's annual assessment of the effectiveness of our internal control over financial reporting as of March 31, 2018 excluded the internal control over financial reporting of one of our acquisitions that was completed during the year ended March 31, 2018, which constitutes less than 1% of both total assets and net sales of the consolidated financial statements amount as of, and for the fiscal year ended March 31, 2018.

(c)	Material Weaknesses Identified
Our management concluded that, as of the end of the period covered in this report, material weaknesses existed in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. These deficiencies resulted in a reasonable possibility that a material misstatement in our financial statements will not be prevented or detected on a timely basis and aggregated to material weaknesses in our internal control over financial reporting relating to the accounting for customer contractual obligations and aspects of our control environment and monitoring activities.
We determined that there was insufficient documentation of, and ineffective design of controls over, the accounting for accrued customer obligations related to customer contracts.  Factors contributing to this included insufficient training of site and segment operational and accounting personnel, and inadequate monitoring, including contract compliance, to ensure the components of internal control were present and functioning properly.  In addition, the control environment was ineffective in ensuring that executive management’s expectations of adherence to the Company’s policies and standards of conduct were followed at all levels of the Company and in ensuring that any deviations therefrom were identified and corrected in a timely manner.
As a result of these material weaknesses, our management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2018.
The effectiveness of the Company's internal control over financial reporting as of March 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading "Report of Independent Registered Public Accounting Firm."
(d) Remediation Efforts to Address Material Weaknesses
Management is committed to the planning and implementation of remediation efforts to address the material weaknesses, as well as to foster continuous improvement in the Company’s internal controls. We have undertaken, and will continue to undertake, steps to improve our internal control over financial reporting to address and remediate the material weaknesses. The remediation efforts and actions to address the deficiencies identified above are summarized below. Some of these remediation efforts have been implemented already or are in the process of implementation, and the details to address the material weaknesses and to enhance our overall financial control environment will be finalized over the coming months. Our initiatives include:

•
Design and implement additional site level controls related to accounting for customer contractual obligations including criteria for effective contract reviews and approvals and documentation to evidence judgements and estimates.

•	Designing and implementing a centralized Contract Management Office to determine the appropriate accounting and provide evidence of review for each material contract.

•
Designing and implementing systematic centralized reporting controls that provide enhanced visibility to the accounting for customer contracts, which improve monitoring controls that are designed to prevent or detect material errors and help ensure that proper oversight is being provided related to certain decentralized activities.

•	Enhancing the quality and frequency of training across all levels to improve awareness of Company policies and knowledge of the expected standards of conduct.
While this remediation plan is being executed, the Company has also engaged additional external resources to support and supplement the Company’s existing internal resources.
Management believes these measures, when fully implemented and operational, will remediate the control deficiencies we have identified and strengthen our internal control over financial reporting. The material weaknesses in our internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period and management has concluded, through testing, that these controls are operating effectively. We are working to have the material weaknesses remediated as soon as possible. As we continue to evaluate and improve our internal control over financial reporting, we may take additional measures to address control deficiencies or modify or change the proposed remediation measures described above.
(e) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flex Ltd.
Singapore

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Flex Ltd. and subsidiaries (the "Company") as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2018, of the Company and our report dated June 14, 2018 expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of one acquisition completed during the year ended March 31, 2018, which constitutes less than 1% of both assets and net sales of the consolidated financial statements amount as of, and for the fiscal year ended March 31, 2018. Accordingly, our audit did not include the internal control over financial reporting of this acquisition.

Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations, internal control over financial reporting, may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment: There was insufficient documentation of, and ineffective design of controls over, the accounting for accrued customer obligations related to customer contracts. Factors contributing to this included insufficient training of site and segment operational and accounting personnel, and inadequate monitoring, including of contract compliance, to ensure the components of internal control were present and functioning properly. In addition, the control environment was ineffective in ensuring that executive management’s expectations of adherence to the Company’s policies and standards of conduct were followed at all levels of the Company and in ensuring that any deviations therefrom were identified and corrected in a timely manner. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements of the Company as of and for the year ended March 31, 2018 and this report does not affect our report on such financial statements.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
June 14, 2018

ITEM 9B.    OTHER INFORMATION
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2018 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 11.    EXECUTIVE COMPENSATION
Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2018 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2018 Annual General Meeting of Shareholders. Such information is incorporated by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2018 Annual General Meeting of Shareholders. Such information is incorporated by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to this item may be found in our definitive proxy statement to be delivered to shareholders in connection with our 2018 Annual General Meeting of Shareholders. Such information is incorporated by reference.

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
3.     Exhibits.    Reference is made to Item 15(b) below.
(b) Exhibits.    The Exhibit Index, which immediately precedes the signature page to this annual report on Form 10-K, is incorporated by reference into this annual report on Form 10-K.
(c) Financial Statement Schedules.    Reference is made to Item 15(a)(2) above.

ITEM 16.    FORM 10-K SUMMARY
None
EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.01	Constitution of the Registrant	10-Q	000-23354	10/31/2016	3.01
4.01	Indenture, dated as of February 20, 2013, by and between the Registrant, the Guarantors party thereto and U.S. Bank National Association, as Trustee, related to the Registrant's 4.625% Notes due 2020 and 5.000% Notes due 2023	8-K	000-23354	2/22/2013	4.1
4.02	Form of 4.625% Note due 2020	8-K	000-23354	2/22/2013	4.1
4.03	Form of 5.000% Note due 2023	8-K	000-23354	2/22/2013	4.1
4.04	First Supplemental Indenture, dated as of March 28, 2013, among the Registrant, the Guarantor party thereto and U.S. Bank National Association, as Trustee, to the Indenture, dated as of February 20, 2013, by and between the Registrant, the Guarantors party thereto and U.S. Bank National Association, as Trustee, related to the Registrant's 4.625% Notes due 2020 and 5.000% Notes due 2023	10-K	000-23354	5/28/2013	4.11
4.05	Second Supplemental Indenture, dated as of August 25, 2014, among the Registrant, the Guarantor party thereto and U.S. Bank National Association, as Trustee, to the Indenture, dated as of February 20, 2013, by and between the Registrant, the Guarantors party thereto and U.S. Bank National Association, as Trustee, related to the Registrant's 4.625% Notes due 2020 and 5.000% Notes due 2023	10-Q	000-23354	10/30/2014	4.01

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
4.06	Third Supplemental Indenture, dated as of September 11, 2015, among the Registrant, the Guarantor party thereto and U.S. Bank National Association, as Trustee, related to the Registrant’s 4.625% Notes due 2020 and 5.000% Notes due 2023	S-4	333-207067	9/22/2015	4.11
4.07	Indenture, dated as of June 8, 2015, by and between the Registrant, the Guarantors party thereto and U.S. Bank National Association, as Trustee	8-K	000-23354	6/8/2015	4.1
4.08	Form of 4.750% Note due 2025	8-K	000-23354	6/8/2015	4.1
4.09	First Supplemental Indenture, dated as of September 11, 2015, among the Registrant, the Guarantor party thereto and U.S. Bank National Association, as Trustee, related to the Registrant’s 4.750% Notes due 2025	S-4	333-207067	9/22/2015	4.04
4.10	Credit Agreement, dated as of June 30, 2017, among Flex Ltd. and certain of its subsidiaries, from time to time party thereto, as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and the other Lenders party thereto	8-K	000-23354	6/30/2017	10.01
4.11	Term Loan Agreement, dated as of November 30, 2016, among Flex Ltd., as borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, and the other Lenders party thereto	8-K	000-23354	12/1/2016	10.01
4.12	Amendment No. 1, dated as of July 25, 2017, to Term Loan Agreement, dated as of November 30, 2016, among Flex Ltd., as borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, and the other Lenders party thereto	10-Q	000-23354	10/30/2017	10.01
10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers†	10-K	000-23354	5/20/2009	10.01
10.02	Form of Indemnification Agreement between Flextronics Corporation and Directors and certain officers of the Registrant†	10-K	000-23354	5/20/2009	10.02
10.03	Flex Ltd. 2010 Equity Incentive Plan†	8-K	000-23354	7/28/2010	10.01
10.04	Form of Share Option Award Agreement under 2010 Equity Incentive Plan†	10-Q	000-23354	8/5/2010	10.02
10.05	Form of Restricted Share Unit Award Agreement under 2010 Equity Incentive Plan†	10-Q	000-23354	8/5/2010	10.03
10.06	Flex Ltd. 2017 Equity Incentive Plan†	DEF 14A	000-23354	7/5/2017	Annex A
10.07	Form of Restricted Share Unit Award Agreement under the 2017 Equity Incentive Plan for time-based vesting awards†	10-Q	000-23354	10/30/2017	10.05
10.08	Form of Restricted Share Unit Award Agreement under the 2017 Equity Incentive Plan for performance-based vesting awards†	10-Q	000-23354	10/30/2017	10.06

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.09	Flextronics International USA, Inc. Third Amended and Restated 2005 Senior Management Deferred Compensation Plan†	10-Q	000-23354	2/6/2009	10.02
10.10	Flextronics International USA, Inc. Third Amended and Restated Senior Executive Deferred Compensation Plan†	10-Q	000-23354	2/6/2009	10.01
10.11	Summary of Directors' Compensation†	10-Q	000.23354	10/30/2017	10.02
10.12	Executive Incentive Compensation Recoupment Policy†	10-Q	000-23354	8/5/2010	10.06
10.13	Francois Barbier Offer Letter, dated as of July 1, 2010†	8-K	000-23354	9/3/2010	10.01
10.14	Francois Barbier Relocation Expenses Addendum, dated as of March 5, 2013†	10-K	000-23354	5/28/2013	10.27
10.15	Francois Barbier Confirmation Date Letter, dated as of August 30, 2010†	8-K	000-23354	9/3/2010	10.03
10.16	Scott Offer Offer Letter dated June 14, 2016†	10-Q	000-23354	8/1/2017	10.02
10.17	2010 Flextronics International USA, Inc. Deferred Compensation Plan†	10-Q	000-23354	11/3/2010	10.04
10.18	Form of Amendment to certain senior executive Restricted Share Unit Agreements under the 2010 Equity Incentive Plan†	10-Q	000-23354	2/4/2013	10.02
10.19	Form of Award Agreement under 2010 Deferred Compensation Plan†	10-Q	000-23354	7/30/2012	10.01
10.20	Summary of Compensation Arrangements of Certain Executive Officers of Flex Ltd.†	10-Q	000-23354	10/30/2017	10.03
10.21	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for time-based vesting awards†	10-Q	000-23354	11/1/2013	10.02
10.22	Form of 2010 Deferred Compensation Plan Award Agreement (performance targets, cliff vesting)†	10-Q	000-23354	8/2/2013	10.02
10.23	Form of 2010 Deferred Compensation Plan Award Agreement (non-performance, periodic vesting, continuing Participant)†	10-Q	000-23354	8/2/2013	10.03
10.24	Award Agreement under the 2010 Deferred Compensation Plan†	10-Q	000-23354	7/28/2014	10.01
10.25	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for certain executive fiscal year 2015 performance-based awards†	10-Q	000-23354	10/30/2014	10.01
10.26	Description of Annual Incentive Bonus Plan for Fiscal 2018†	10-Q	000-23354	8/1/2017	10.03
10.27	Description of Performance Long Term Incentive Plan for Fiscal 2018†	10-Q	000-23354	8/1/2017	10.04
10.28	NEXTracker Inc. 2014 Equity Incentive Plan†	S-8	333-207325	10/7/2015	99.01
10.29	Form of Elementum Holding Ltd. Restricted Share Purchase Agreement†	10-Q	000-23354	10/26/2015	10.02
10.30	BrightBox Technologies, Inc. 2013 Stock Incentive Plan†	S-8	333-212267	6/27/2016	99.01
21.01	Subsidiaries of Registrant					X
23.01	Consent of Deloitte & Touche LLP					X

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
24.01	Power of Attorney (included on the signature page to this Form 10-K)					X
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350*					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Scheme Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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
Michael M. McNamara Chief Executive Officer

Date: June 14, 2018

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Michael M. McNamara and Christopher E. Collier and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL M. MCNAMARA	Chief Executive Officer and Director (Principal Executive Officer)	June 14, 2018
Michael M. McNamara

/s/ CHRISTOPHER E. COLLIER	Chief Financial Officer (Principal Financial Officer)	June 14, 2018
Christopher E. Collier

/s/ DAVID P. BENNETT	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	June 14, 2018
David P. Bennett

/s/ MICHAEL D. CAPELLAS	Chairman of the Board	June 14, 2018
Michael D. Capellas

/s/ JENNIFER LI	Director	June 14, 2018
Jennifer Li

/s/ MARC A. ONETTO	Director	June 14, 2018
Marc A. Onetto

/s/ DANIEL H. SCHULMAN	Director	June 14, 2018
Daniel H. Schulman

/s/ WILLY C. SHIH, PH.D.	Director	June 14, 2018
Willy C. Shih, Ph.D.

/s/ LAY KOON TAN	Director	June 14, 2018
Lay Koon Tan

/s/ WILLIAM D. WATKINS	Director	June 14, 2018
William D. Watkins

/s/ LAWRENCE A. ZIMMERMAN	Director	June 14, 2018
Lawrence A. Zimmerman