Form 10-K/A
period 2018-03-31
FLEX LTD.
filed 2018-06-20
CIK 866374

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 29, 2017, the aggregate market value of the Company’s ordinary shares held by non-affiliates of the registrant was approximately $8.8 billion based upon the closing sale price as reported on the Nasdaq Global Select Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 8, 2018
Ordinary Shares, No Par Value	528,282,247

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement to be delivered to shareholders in connection with the Registrant’s 2018 Annual General Meeting of Shareholders	Part III

EXPLANATORY NOTE

Flex Ltd. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018 (the “Original Form 10-K”) filed with the Securities and Exchange Commission on June 14, 2018 (the “Original Filing Date”). The sole purpose of this Amendment No. 1 is to correct an omission in Exhibit 23.01 to the Original Form 10-K, which inadvertently omitted a reference to Registration Statement No. 333-222773 on Form S-3.

Except as described above, this Amendment No. 1 does not modify, amend or update in any way the financial or other information contained in the Original Form 10-K, and this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Registrant’s principal executive officer and principal financial officer pursuant to Rule 13a-14(a) under the Exchange Act are being filed as Exhibits 31.03 and 31.04 to this Amendment No. 1. Paragraphs 3, 4 and 5 of the certifications have been omitted because this Amendment No. 1 does not contain any financial statements nor does it contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)         Documents filed as part of this Amendment No. 1:

1.     Financial Statements.    See Item 8, “Financial Statements and Supplementary Data” of the Original Form 10-K.

2.     Financial Statement Schedules.   “Schedule II—Valuation and Qualifying Accounts” is included in the financial statements, see Concentration of Credit Risk in Note 2, “Summary of Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” of the Original Form 10-K.

3.     Exhibits.    Reference is made to Item 15(b) below.

(b)   Exhibits.    The Exhibit Index, which immediately precedes the signature page to this Amendment No. 1, is incorporated by reference into this Amendment No. 1.

(c)   Financial Statement Schedules.    Reference is made to Item 15(a)(2) above.

EXHIBIT INDEX

			Incorporated by Reference			Filed
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith
3.01	Constitution of the Registrant	10-Q	000-23354	10/31/2016	3.01

4.01	Indenture, dated as of February 20, 2013, by and between the Registrant, the Guarantors party thereto and U.S. Bank National Association, as Trustee, related to the Registrant’s 4.625% Notes due 2020 and 5.000% Notes due 2023	8-K	000-23354	2/22/2013	4.1

4.02	Form of 4.625% Note due 2020	8-K	000-23354	2/22/2013	4.1

4.03	Form of 5.000% Note due 2023	8-K	000-23354	2/22/2013	4.1

4.04	First Supplemental Indenture, dated as of March 28, 2013, among the Registrant, the Guarantor party thereto and U.S. Bank National Association, as Trustee, to the Indenture, dated as of February 20, 2013, by and between the Registrant, the Guarantors party thereto and U.S. Bank National Association, as Trustee, related to the Registrant’s 4.625% Notes due 2020 and 5.000% Notes due 2023	10-K	000-23354	5/28/2013	4.11

4.05	Second Supplemental Indenture, dated as of August 25, 2014, among the Registrant, the Guarantor party thereto and U.S. Bank National Association, as Trustee, to the Indenture, dated as of February 20, 2013, by and between the Registrant, the Guarantors party thereto and U.S. Bank National Association, as Trustee, related to the Registrant’s 4.625% Notes due 2020 and 5.000% Notes due 2023	10-Q	000-23354	10/30/2014	4.01

4.06	Third Supplemental Indenture, dated as of September 11, 2015, among the	S-4	333-207067	9/22/2015	4.11

			Incorporated by Reference			Filed
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith
	Registrant, the Guarantor party thereto and U.S. Bank National Association, as Trustee, related to the Registrant’s 4.625% Notes due 2020 and 5.000% Notes due 2023

4.07	Indenture, dated as of June 8, 2015, by and between the Registrant, the Guarantors party thereto and U.S. Bank National Association, as Trustee	8-K	000-23354	6/8/2015	4.1

4.08	Form of 4.750% Note due 2025	8-K	000-23354	6/8/2015	4.1

4.09	First Supplemental Indenture, dated as of September 11, 2015, among the Registrant, the Guarantor party thereto and U.S. Bank National Association, as Trustee, related to the Registrant’s 4.750% Notes due 2025	S-4	333-207067	9/22/2015	4.04

4.10	Credit Agreement, dated as of June 30, 2017, among Flex Ltd. and certain of its subsidiaries, from time to time party thereto, as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and the other Lenders party thereto	8-K	000-23354	6/30/2017	10.01

4.11	Term Loan Agreement, dated as of November 30, 2016, among Flex Ltd., as borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, and the other Lenders party thereto	8-K	000-23354	12/1/2016	10.01

4.12	Amendment No. 1, dated as of July 25, 2017, to Term Loan Agreement, dated as of November 30, 2016, among Flex Ltd., as borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, and the other Lenders party thereto	10-Q	000-23354	10/30/2017	10.01

10.01	Form of Indemnification Agreement between the Registrant and its Directors and certain officers†	10-K	000-23354	5/20/2009	10.01

10.02	Form of Indemnification Agreement between Flextronics Corporation and Directors and certain officers of the Registrant†	10-K	000-23354	5/20/2009	10.02

10.03	Flex Ltd. 2010 Equity Incentive Plan†	8-K	000-23354	7/28/2010	10.01

10.04	Form of Share Option Award Agreement under 2010 Equity Incentive Plan†	10-Q	000-23354	8/5/2010	10.02

10.05	Form of Restricted Share Unit Award Agreement under 2010 Equity Incentive Plan†	10-Q	000-23354	8/5/2010	10.03

10.06	Flex Ltd. 2017 Equity Incentive Plan†	DEF 14A	000-23354	7/5/2017	Annex A

10.07	Form of Restricted Share Unit Award	10-Q	000-23354	10/30/2017	10.05

			Incorporated by Reference			Filed
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith
	Agreement under the 2017 Equity Incentive Plan for time-based vesting awards†

10.08	Form of Restricted Share Unit Award Agreement under the 2017 Equity Incentive Plan for performance-based vesting awards†	10-Q	000-23354	10/30/2017	10.06

10.09	Flextronics International USA, Inc. Third Amended and Restated 2005 Senior Management Deferred Compensation Plan†	10-Q	000-23354	2/6/2009	10.02

10.10	Flextronics International USA, Inc. Third Amended and Restated Senior Executive Deferred Compensation Plan†	10-Q	000-23354	2/6/2009	10.01

10.11	Summary of Directors’ Compensation†	10-Q	000.23354	10/30/2017	10.02

10.12	Executive Incentive Compensation Recoupment Policy†	10-Q	000-23354	8/5/2010	10.06

10.13	Francois Barbier Offer Letter, dated as of July 1, 2010†	8-K	000-23354	9/3/2010	10.01

10.14	Francois Barbier Relocation Expenses Addendum, dated as of March 5, 2013†	10-K	000-23354	5/28/2013	10.27

10.15	Francois Barbier Confirmation Date Letter, dated as of August 30, 2010†	8-K	000-23354	9/3/2010	10.03

10.16	Scott Offer Offer Letter dated June 14, 2016†	10-Q	000-23354	8/1/2017	10.02

10.17	2010 Flextronics International USA, Inc. Deferred Compensation Plan†	10-Q	000-23354	11/3/2010	10.04

10.18	Form of Amendment to certain senior executive Restricted Share Unit Agreements under the 2010 Equity Incentive Plan†	10-Q	000-23354	2/4/2013	10.02

10.19	Form of Award Agreement under 2010 Deferred Compensation Plan†	10-Q	000-23354	7/30/2012	10.01

10.20	Summary of Compensation Arrangements of Certain Executive Officers of Flex Ltd.†	10-Q	000-23354	10/30/2017	10.03

10.21	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for time-based vesting awards†	10-Q	000-23354	11/1/2013	10.02

10.22	Form of 2010 Deferred Compensation Plan Award Agreement (performance targets, cliff vesting)†	10-Q	000-23354	8/2/2013	10.02

10.23	Form of 2010 Deferred Compensation Plan Award Agreement (non-performance, periodic vesting, continuing Participant)†	10-Q	000-23354	8/2/2013	10.03

10.24	Award Agreement under the 2010 Deferred Compensation Plan†	10-Q	000-23354	7/28/2014	10.01

			Incorporated by Reference			Filed
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith
10.25	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for certain executive fiscal year 2015 performance-based awards†	10-Q	000-23354	10/30/2014	10.01

10.26	Description of Annual Incentive Bonus Plan for Fiscal 2018†	10-Q	000-23354	8/1/2017	10.03

10.27	Description of Performance Long Term Incentive Plan for Fiscal 2018†	10-Q	000-23354	8/1/2017	10.04

10.28	NEXTracker Inc. 2014 Equity Incentive Plan†	S-8	333-207325	10/7/2015	99.01

10.29	Form of Elementum Holding Ltd. Restricted Share Purchase Agreement†	10-Q	000-23354	10/26/2015	10.02

10.30	BrightBox Technologies, Inc. 2013 Stock Incentive Plan†	S-8	333-212267	6/27/2016	99.01

21.01	Subsidiaries of Registrant	10-K	000-23354	6/14/2018	21.01

23.01	Consent of Deloitte & Touche LLP					X

24.01	Power of Attorney	10-K	000-23354	6/14/2018	24.01

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act	10-K	000-23354	6/14/2018	31.01

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act	10-K	000-23354	6/14/2018	31.02

31.03	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

31.04	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350*	10-K	000-23354	6/14/2018	32.01

101.INS	XBRL Instance Document	10-K	000-23354	6/14/2018	101.INS

101.SCH	XBRL Taxonomy Extension Scheme Document	10-K	000-23354	6/14/2018	101.SCH

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	000-23354	6/14/2018	101.CAL

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	000-23354	6/14/2018	101.DEF

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	000-23354	6/14/2018	101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	000-23354	6/14/2018	101.PRE

*                                         This exhibit was previously furnished with the Original Form 10-K, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Flex Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of the Original Form 10-K and irrespective of any general incorporation language contained in such filing.

†              Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Flex Ltd.

By:	/s/ MICHAEL M. MCNAMARA
Michael M. McNamara
Chief Executive Officer

Date: June 20, 2018