Form 10-Q
period 2018-06-29
FLEX LTD.
filed 2018-08-02
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2018
Ordinary Shares, No Par Value	532,762,042

FLEX LTD.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flex Ltd.
Singapore

We have reviewed the accompanying condensed consolidated balance sheet of Flex Ltd. and subsidiaries (the “Company”) as of June 29, 2018 and the related condensed consolidated statements of operations, comprehensive income, and cash flows for the three-month periods ended June 29, 2018 and June 30, 2017. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Flex Ltd. and subsidiaries as of March 31, 2018 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated June 14, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2018 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
August 2, 2018

FLEX LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 29, 2018	As of March 31, 2018
	(In thousands, except share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,254,639	$1,472,424
Accounts receivable, net of allowance for doubtful accounts of $62,141 and $60,051 as of June 29, 2018 and March 31, 2018, respectively	2,890,227	2,517,695
Contract assets	323,599	—
Inventories	3,984,571	3,799,829
Other current assets	1,231,773	1,380,466
Total current assets	9,684,809	9,170,414
Property and equipment, net	2,190,080	2,239,506
Goodwill	1,094,776	1,121,170
Other intangible assets, net	390,827	424,433
Other assets	949,196	760,332
Total assets	$14,309,688	$13,715,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$42,903	$43,011
Accounts payable	5,709,079	5,122,303
Accrued payroll	377,461	383,332
Other current liabilities	1,665,432	1,719,418
Total current liabilities	7,794,875	7,268,064
Long-term debt, net of current portion	2,877,089	2,897,631
Other liabilities	528,405	531,587
Shareholders’ equity
Flex Ltd. shareholders’ equity
Ordinary shares, no par value; 582,975,757 and 578,317,848 issued, and 532,736,402 and 528,078,493 outstanding as of June 29, 2018 and March 31, 2018, respectively	6,657,745	6,636,747
Treasury stock, at cost; 50,239,355 shares as of June 29, 2018 and March 31, 2018	(388,215)	(388,215)
Accumulated deficit	(2,989,377)	(3,144,114)
Accumulated other comprehensive loss	(170,834)	(85,845)
Total shareholders’ equity	3,109,319	3,018,573
Total liabilities and shareholders’ equity	$14,309,688	$13,715,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended
	June 29, 2018	June 30, 2017
	(In thousands, except per share amounts) (Unaudited)
Net sales	$6,423,956	$6,008,272
Cost of sales	6,046,102	5,601,340
Gross profit	377,854	406,932
Selling, general and administrative expenses	262,882	250,811
Intangible amortization	18,517	19,901
Interest and other, net	41,742	26,876
Other income, net	(86,924)	(36,165)
Income before income taxes	141,637	145,509
Provision for income taxes	25,602	20,799
Net income	$116,035	$124,710

Earnings per share:
Basic	$0.22	$0.24
Diluted	$0.22	$0.23
Weighted-average shares used in computing per share amounts:
Basic	529,380	530,268
Diluted	535,454	538,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended
	June 29, 2018	June 30, 2017
	(In thousands) (Unaudited)
Net income	$116,035	$124,710
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(44,086)	10,836
Unrealized loss on derivative instruments and other, net of zero tax	(40,903)	(2,169)
Comprehensive income	$31,046	$133,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Periods Ended
	June 29, 2018	June 30, 2017
	(In thousands) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$116,035	$124,710
Depreciation, amortization and other impairment charges	121,763	131,396
Gain from deconsolidation of a subsidiary entity	(91,025)	—
Changes in working capital and other	(818,581)	(951,862)
Net cash used in operating activities	(671,808)	(695,756)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(172,247)	(124,851)
Proceeds from the disposition of property and equipment	2,336	5,476
Acquisition of businesses, net of cash acquired	—	(213,718)
Proceeds from divestiture of businesses, net of cash held in divested businesses	—	(616)
Cash collections of deferred purchase price	656,766	834,272
Other investing activities, net	(15,218)	(18,549)
Net cash provided by investing activities	471,637	482,014
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	150,313	—
Repayments of bank borrowings and long-term debt	(150,344)	(7,554)
Payments for repurchases of ordinary shares	—	(73,864)
Net proceeds from issuance of ordinary shares	45	696
Other financing activities, net	—	57,628
Net cash provided by (used in) financing activities	14	(23,094)
Effect of exchange rates on cash and cash equivalents	(17,628)	(11,642)
Net decrease in cash and cash equivalents	(217,785)	(248,478)
Cash and cash equivalents, beginning of period	1,472,424	1,830,675
Cash and cash equivalents, end of period	$1,254,639	$1,582,197

Non-cash investing activities:
Unpaid purchases of property and equipment	$148,535	$84,472
Non-cash proceeds from sale of Wink	$—	$59,000
Non-cash investment in AutoLab (Note 2)	$132,052	$—
Leased Asset to AutoLab (Note 2)	$76,531	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2018 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 29, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019.

The first quarters for fiscal year 2019 and fiscal year 2018 ended on June 29, 2018, which is comprised of 90 days in the period, and June 30, 2017, which is comprised of 91 days in the period, respectively.

The accompanying unaudited condensed consolidated financial statements include the accounts of Flex and its majority-owned subsidiaries, after elimination of intercompany accounts and transactions. The Company consolidates its majority-owned subsidiaries and investments in entities in which the Company has a controlling interest. For the consolidated majority-owned subsidiaries in which the Company owns less than 100%, the Company recognizes a noncontrolling interest for the ownership of the noncontrolling owners. The associated noncontrolling owners' interest in the income or losses of these companies is not material to the Company's results of operations for all periods presented, and is classified as a component of interest and other, net, in the condensed consolidated statements of operations.
The Company has certain non-majority-owned equity investments in non-publicly traded companies that are accounted for using the equity method of accounting. The equity method of accounting is used when the Company has an investment in common stock or in-substance common stock, and either (a) has the ability to significantly influence the operating decisions of the issuer, or (b) if the Company has a voting percentage of a corporation equal to or generally greater than 20% but less than 50%, and for non-majority-owned investments in partnerships when greater than 5%. The equity in earnings (losses) of equity method investees are immaterial for all periods presented, and are included in interest and other, net in the condensed consolidated statements of operations.
Recently Adopted Accounting Pronouncement

In January 2017, the FASB issued Accounting Standard Update (ASU) No. 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business” to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted the guidance on a prospective basis during the first quarter of fiscal year 2019, which did not have a material impact to its financial position as there were no acquisitions during the period.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 2030): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)." The ASU is intended to address specific cash flow issues with the objective of reducing the existing diversity in practice and provide guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows. The majority of the guidance in ASU 2016-15 is consistent with our current cash flow classification. However, cash receipts on the deferred purchase price from the Company's asset-backed securitization programs described in note 10 will be classified as cash flows from investing activities instead of the Company's former presentation as cash flows from operations. The Company adopted the guidance during the first quarter of fiscal year 2019 and retrospectively adjusted cash flows from operating and investing activities for three-month period ended June 30, 2017. Upon adoption of the standard, the Company recorded $0.7 billion of cash receipts on the deferred purchase price from the Company's asset-backed securitization programs for the three-month period ended June 29, 2018 and reclassified $0.8 billion of cash receipts on the deferred purchase price for the three-month period ended June 30, 2017, from cash flows from operating activities to cash flows from investing activities and the Company’s condensed consolidated statement of cash flows for the three-months ended June 30, 2017 has been restated to reflect this adjustment.
The Company adopted this new guidance using a method which allocates cash flows between operating and investing activities based on monthly receivables sales and collection data.  Commencing with the quarter ending September 28, 2018, the Company will change to a method based on daily activity, and will apply this new method retrospectively.  Management expects this change to result in a decrease in cash flows from operating activities and a corresponding increase in cash flows from investing activities, and that the amount of such change could be material, though no amounts have yet been quantified for any period presented.
In January 2016, the FASB issued ASU 2016-01 "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This guidance generally requires equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. This guidance also requires the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The Company adopted this guidance on April 1, 2018 with an insignificant impact on the Company's financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" (also referred to as Accounting Standard Codification 606 ("ASC 606")) which requires an entity to recognize revenue relating to contracts with customers that depicts the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. In order to meet this requirement, the entity must apply the following steps: (i) identify the contracts with the customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, disclosures required for revenue recognition include qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from costs to obtain or fulfill a contract.
The Company adopted the standard on April 1, 2018 using the modified retrospective approach by applying the guidance to all open contracts at the adoption date and has implemented revised accounting policies, new operational and financial reporting processes, enhanced systems capabilities and relevant internal controls.
As part of adopting ASC 606, revenue for certain customer contracts where the Company is manufacturing products for which there is no alternative use and the Company has an enforceable right to payment including a reasonable profit for work-in-progress inventory will be recognized over time (i.e. as we manufacture the product) instead of upon shipment of products. In addition to the following disclosures, note 3 provides further disclosures required by the new standard.
The cumulative effect of change made to our April 1, 2018 consolidated balance sheet for the adoption of ASC 606 was as follows:

Condensed Consolidated Balance Sheet
	Impact of Adopting ASC 606
(In thousands) (Unaudited)	Balance at March 31, 2018	Adjustments	Balance at April 1, 2018

ASSETS
Contract assets	—	412,787	412,787
Inventories	3,799,829	(409,252)	3,390,577
Other current assets	1,380,466	(51,479)	1,328,987

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other current liabilities	1,719,418	(87,897)	1,631,521
Other liabilities	531,587	2,098	533,685

Accumulated deficit	(3,144,114)	(37,855)	(3,181,969)

The adoption of ASC 606 resulted in the establishment of contract asset and contract liability balance sheet accounts and in the reclassification to these new accounts from certain asset and liability accounts, primarily inventories. The increase in accumulated deficit in the table above reflects $37.9 million of net adjustments to the balance sheet as of April 1, 2018, resulting from the adoption of ASC 606 primarily related to certain customer contracts requiring an over-time method of revenue recognition. The declines in inventories and other current asset reflect reclassifications to contract assets due to the earlier recognition of certain costs of products sold for over-time contracts. The decline in other current liabilities is primarily due to the reclassification of payments from customers in advance of work performed to contract assets to reflect the net position of the related over-time contracts.
The following tables summarize the impacts of ASC 606 adoption on the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations:

Condensed Consolidated Balance Sheet
As of June 29, 2018
	Impact of Adopting ASC 606
(In thousands) (Unaudited)	As Reported	Adjustments	Balance without ASC 606 Adoption
ASSETS
Contract assets	323,599	(323,599)	—
Inventories	3,984,571	321,710	4,306,281
Other current assets	1,231,773	39,184	1,270,957

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other current liabilities	1,665,432	70,317	1,735,749

Accumulated deficit	(2,989,377)	(33,022)	(3,022,399)

Condensed Consolidated Statement of Operations
Three-months ended June 29, 2018
	Impact of Adopting ASC 606
(In thousands) (Unaudited)	As Reported	Adjustments	Balance without ASC 606 Adoption
Net sales	$6,423,956	$101,974	$6,525,930
Cost of sales	6,046,102	97,141	6,143,243
Gross profit	377,854	4,833	382,687
Net income	$116,035	$4,833	$120,868

The as reported revenue and gross profit for the period ended June 29, 2018 were approximately $102.0 million, and $4.8 million less than they would have been without ASC 606 adoption primarily due to certain contract amendments for a portion of the Company's customers executed in the quarter. To align contractual terms across the vast majority of customers to allow the Company to efficiently and accurately manage its contracts, the Company waived certain contractual rights to bill profit for work in progress in the event of a contract termination which is expected to be infrequent. These modifications will result in revenue from these customers being recognized upon shipment of products, rather than over time (i.e. as we manufacture products) as further explained in note 3. The result of the amendments was to reduce revenue and gross profit by approximately $132.7 million and $9.3 million, respectively, compared to amounts that would have been reported both (i) under ASC 606 had we not amended the contracts, and (ii) had we not adopted ASC 606. Offsetting the impact of the one-time contract amendments noted above was approximately $30.7 million of additional revenue and $4.5 million of gross profit recognized in the "as reported" amounts due to the accelerated timing of recognition of revenue for contracts which meet the criteria for over-time recognition (see note 3). There was no material tax impact for the three months period ended June 29, 2018 from adopting ASC 606.
The Company applies the following practical expedients:

•	The Company elected to not disclose information about remaining performance obligations as its performance obligations generally have an expected durations of one year or less.

•
In accordance with ASC 606-10-25-18B the Company will account for certain shipping and handling as activities to fulfill the promise to transfer the good, instead of a promised service to its customer.

•
In accordance with ASC 606-10-32-18 the Company elected to not adjust the promised amount of consideration for the effects of a significant financing component as the Company expects, at contract inception, that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will generally be one year or less.

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07 "Compensation - Stock Compensation (Topic 718): Improvement to Nonemployee Share-Based Payment Accounting" with the objective of simplifying several aspects of the accounting for nonemployee share-based payment transactions in current GAAP. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020 with early adoption permitted. The Company expects the new guidance will have an immaterial impact on its consolidated financial statements, and it intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2020.
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
In February 2018, the FASB issued ASU 2018-03 "Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This standard comes as an addition to ASU 2016-01which the Company adopted in the first quarter of fiscal year 2019. This update includes amendments to clarify certain aspects of the guidance issued in Update 2016-01. The Company will adopt the guidance during the second quarter of fiscal year 2019, and expects it will have an immaterial impact on its consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02 "Leases (Topic 842)" intended to improve financial reporting on leasing transactions. The new lease guidance will require entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. The guidance will also enhance existing disclosure requirements relating to those leases. The Company intends to adopt the new lease guidance when it becomes effective in the first quarter of fiscal year 2020 using a modified retrospective approach. The Company believes the new guidance will have a material impact on its consolidated balance sheets upon adoption.

2.  BALANCE SHEET ITEMS

Inventories

The components of inventories, net of applicable lower of cost and net realizable value write-downs, were as follows:

	As of June 29, 2018	As of March 31, 2018
	(In thousands)
Raw materials	$3,096,814	$2,760,410
Work-in-progress	403,625	450,569
Finished goods	484,132	588,850
	$3,984,571	$3,799,829
Due to the adoption of ASC 606, amounts that would have been reported as inventory under prior guidance are now included in contract assets or liabilities, depending on the net position of the contract, as disclosed in note 1. As a result of this accounting change, inventories as of June 29, 2018 are $321.7 million less than they would have been, had we not adopted ASC 606. The comparative information as of March 31, 2018, has not been restated and continues to be reported under the accounting standards in effect at that time.

Goodwill and Other Intangible Assets

The following table summarizes the activity in the Company’s goodwill account for each of its four segments during the three-month period ended June 29, 2018:

	HRS	CTG	IEI	CEC	Amount
	(In thousands)
Balance, beginning of the year	$550,983	$107,748	$337,707	$124,732	$1,121,170
Foreign currency translation adjustments (1)	(26,394)	—	—	—	(26,394)
Balance, end of the period	$524,589	$107,748	$337,707	$124,732	$1,094,776

(1)
During the three-month period ended June 29, 2018, the Company recorded $26.4 million of foreign currency translation adjustments primarily related to the goodwill associated with the acquisition of Mirror Controls International ("MCi") and AGM Automotive ("AGM"), as the U.S. Dollar fluctuated against foreign currencies.

The components of acquired intangible assets are as follows:

	As of June 29, 2018			As of March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets:
Customer-related intangibles	$303,790	$(88,667)	$215,123	$306,943	$(79,051)	$227,892
Licenses and other intangibles	286,177	(110,473)	175,704	304,007	(107,466)	196,541
Total	$589,967	$(199,140)	$390,827	$610,950	$(186,517)	$424,433

The gross carrying amounts of intangible assets are removed when fully amortized. The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2019 (1)	$54,200
2020	66,514
2021	62,135
2022	53,323
2023	45,089
Thereafter	109,566
Total amortization expense	$390,827
____________________________________________________________

(1)	Represents estimated amortization for the remaining nine-month period ending March 31, 2019.

Other Current Assets

Other current assets include approximately $287.7 million and $445.4 million as of June 29, 2018 and March 31, 2018, respectively, for the deferred purchase price receivable from the Company's Asset-Backed Securitization programs. See note 10 for additional information. Further, the Company recorded approximately $341.5 million and $321.1 million, as of June 29, 2018 and March 31, 2018, respectively, of asset held for sale primarily consisting of property and equipment and accounts receivable, in other current assets. See note 12 for additional information.

Other Assets

The Company has certain equity investments in, and notes receivable from, non-publicly traded companies which are included within other assets. The equity method of accounting is used for investments in common stock or in-substance common stock when the Company has the ability to significantly influence the operating decisions of the investee; otherwise the cost method is used. Non-majority-owned investments in entities are accounted for using the equity method when the Company has a voting percentage equal to or generally greater than 20% but less than 50%, and for non-majority-owned investments in partnerships when generally greater than 5%. The Company monitors these investments for impairment indicators and makes appropriate reductions in carrying values as required whenever events or changes in circumstances indicate that the assets may be impaired. The factors the Company considers in its evaluation of potential impairment of its investments include, but are not limited to, a significant deterioration in the earnings performance or business prospects of the investee, or factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operation or working capital deficiencies. Fair values of these investments, when required, are estimated using unobservable inputs, primarily comparable company multiples and discounted cash flow projections. For investments accounted for under cost method that do not have readily determinable fair values, the Company has elected, per ASU 2016-01, to measure them at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
AutoLab AI
During the first quarter of fiscal year 2019, the Company transferred existing employees and equipment with a net book value of approximately $40 million along with certain related software and Intellectual Property ("IP"), into the newly created AutoLab AI (“AutoLab”), in exchange for shares of preferred stock and a controlling financial interest in AutoLab. AutoLab is a privately held software-as-a service (SaaS) and hardware company focused on developing and deploying an automation solution worldwide. The Company has concluded that AutoLab does not qualify as a variable interest entity for purposes of evaluating whether it has a controlling financial interest.
Subsequent to the initial formation and prior to June 29, 2018, AutoLab received equity funding from third party investors and expanded the board of directors, resulting in dilution of the Company's voting interest below 50%. As a result, the Company concluded it no longer holds a controlling financial interest in AutoLab and accordingly, deconsolidated the entity.
The fair value of the Company’s non-controlling interest in AutoLab upon deconsolidation was approximately $132.1 million as of the date of deconsolidation. The Company accounts for its investment in AutoLab under the equity method, with the carrying amount included in other assets on the condensed consolidated balance sheet. The value of the Company’s interest on the date of deconsolidation was based on management’s estimate of the fair value of AutoLab at that time. Management relied on a multi-stage process which involved calculating the enterprise and equity value of AutoLab, then allocating the equity value of the entity to the Company’s securities. The enterprise value of AutoLab was estimated based on the value implied by the equity funding AutoLab received from third parties in the same period (i.e.: level 2 inputs). The Company recognized a gain on deconsolidation of approximately $91.8 million with no material tax impact, which is included in other income, net on the condensed consolidated statement of operations.
In addition, during the first quarter of fiscal year 2019, the Company leased approximately $76.5 million of fixed assets to AutoLab under a five-year lease term based on an interest rate of 0.35% per month. The leases were concluded to be sales-type leases and as such, the Company derecognized the associated assets from property and equipment, net and recorded a total net investment in the lease of $88.2 million in other current assets and non-current assets, based on the present value of lease receivables. The Company recorded an immaterial gain related to this leasing transaction, which is included in cost of sales on the condensed consolidated statement of operations.
Pro-forma financials have not been presented because the effects were not material to the Company’s condensed consolidated financial position and results of operation for all periods presented. AutoLab became a related party to the Company starting on the date of deconsolidation. The Company has engaged AutoLab as a strategic partner to develop and deploy automation solution for Flex and has entered into a 5-year subscription agreement. Subscription fees under the AutoLab agreement were immaterial for the three-month period ended June 29, 2018.
As of June 29, 2018 and March 31, 2018, the Company's investments in non-majority owned companies totaled $554.3 million and $411.1 million, respectively. The equity in the earnings or losses of the Company's equity method investments, including AutoLab, was not material to the consolidated results of operations for any period presented and is included in interest and other, net.

Other Current Liabilities

Other current liabilities include customer working capital advances of $174.0 million and $153.6 million, customer-related accruals of $414.6 million and $439.0 million, and deferred revenue of $270.6 million and $329.0 million as of June 29, 2018 and March 31, 2018, respectively. The customer working capital advances are not interest-bearing, do not have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production.

3.  REVENUE

Revenue Recognition
The Company provides a comprehensive suite of services for its customers that range from advanced product design to manufacturing and logistics to after-sales services. The first step in its process for revenue recognition is to identify a contract with a customer. A contract is defined as an agreement between two parties that create enforceable rights and obligations and can be written, verbal, or implied. The Company generally enters into master supply agreements (“MSA”) with its customers that provide the framework under which business will be conducted. This includes matters such as warranty, indemnification, transfer of title and risk of loss, liability for excess and obsolete inventory, pricing formulas, payment terms, etc, and the level of business under those agreements may not be guaranteed. In those instances, we bid on a program-by-program basis and typically receive customer purchase orders for specific quantities and timing of products. As a result, the Company considers its contract with a customer to be the combination of the MSA and the purchase order, or any other similar documents such as a statement of work, product addenda, emails or other communications that embody the commitment by the customer.
In determining the appropriate amount of revenue to recognize, the Company applies the following steps: (i) identify the contracts with the customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. Further, the Company assesses whether control of the product or services promised under the contract is transferred to the customer at a point in time (PIT) or over time (OT). The Company is first required to evaluate whether its contracts meet the criteria for OT recognition. The Company has determined that for a portion of its contracts the Company is manufacturing products for which there is no alternative use (due to the unique nature of the customer-specific product and IP restrictions) and the Company has an enforceable right to payment including a reasonable profit for work-in-progress inventory with respect to these contracts. As a result, revenue is recognized under these contracts OT based on the cost-to-cost method as it best depicts the transfer of control to the customer measured based on the ratio of costs incurred to date as compared to the total estimated costs at completion of the performance obligation. For all other contracts that do not meet these criteria, the Company recognizes revenue when it has transferred control of the related manufactured products which generally occurs upon delivery and passage of title to the customer.
Customer Contracts and Related Obligations
Certain of the Company’s customer agreements include potential price adjustments which may result in variable consideration. These price adjustments include, but are not limited to, sharing of cost savings, committed price reductions, material margins earned over the period that are contractually required to be paid to the customers, rebates, refunds tied to performance metrics such as on-time delivery, and other periodic pricing resets that may be refundable to customers. The Company estimates the variable consideration related to these price adjustments as part of the total transaction price and recognizes revenue in accordance with the pattern applicable to the performance obligation, subject to a constraint. The Company constrains the amount of revenues recognized for these contractual provisions based on its best estimate of the amount which will not result in a significant reversal of revenue in a future period. The Company determines the amounts to be recognized based on the amount of potential refund required by the contract, historical experience and other surrounding facts and circumstances. Often these obligations are settled with the customer in a period after shipment through various methods which include reduction of prices for future purchases, issuance of a payment to the customer, or issuance of a credit note applied against the customer’s accounts receivable balance. In many instances, the agreement is silent on the settlement mechanism. Any difference between the amount accrued upon shipment for potential refunds and the actual amount agreed to with the customer is recorded as an increase or decrease in revenue. These potential price adjustments are included as part of other current liabilities on the consolidated balance sheet and disclosed as part of customer related accruals in note 2.
Performance Obligations
The Company derives its revenues primarily from manufacturing services, and to a lesser extent, from innovative design, engineering, and supply chain services and solutions.
A performance obligation is an implicitly or explicitly promised good or service that is material in the context of the contract and is both capable of being distinct (customer can benefit from the good or service on its own or together with other readily available resources) and distinct within the context of the contract (separately identifiable from other promises). The Company considers all activities typically included in its contracts, and identifies those activities representing a promise to transfer goods or services to a customer. These include, but are not limited to, design and engineering services, prototype products, tooling etc. Each promised good or service with regards to these identified activities is accounted for as a separate performance obligation only if it is distinct - i.e., the customer can benefit from it on its own or together with other resources that are readily available to the customer. Certain activities on the other hand are determined not to constitute a promise to transfer goods or service, and therefore do not represent separate performance obligations for revenue recognition (e.g.: procurement of materials and standard workmanship warranty).
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual good or service is not separately identifiable from other promises in the contract and is, therefore, not distinct. Promised goods or services that are immaterial in the context of the contract are not separately assessed as performance obligations. In the event that more than one performance obligation is identified in a contract, the Company is required to allocate the transaction price between the performance obligations. The allocation would generally be performed on the basis of a relative standalone price for each distinct good or service. This standalone price most often represents the price that Flex would sell similar goods or services separately.
Contract Balances
A contract asset is recognized when the Company has recognized revenue, but not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheet and transferred to receivables when rights to payment become unconditional. The following table summarizes the activity in the Company's contract assets during the three-month period ended June 29, 2018 (in thousands):

Contract Assets
Beginning balance, April 1, 2018	$—
Cumulative effect adjustment at April 1, 2018	412,787
Revenue recognized	1,560,734
Amounts collected or invoiced	(1,649,922)
Ending balance, June 29, 2018	$323,599
A contract liability is recognized when the Company receives payments in advance of the satisfaction of performance and are included in other current liabilities on the condensed consolidated balance sheets. Contract liabilities were $270.6 million and $265.3 million as of June 29, 2018 and April 1, 2018, respectively.
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated based on timing of transfer - point in time and overtime - for the three-month period ended June 29, 2018 (in thousands):

	HRS	CTG	IEI	CEC	Total
Timing of Transfer
Point in time	$1,005,180	$1,300,637	$1,063,898	$1,493,507	$4,863,222
Over time	210,245	507,297	382,413	460,779	1,560,734
Total segment	$1,215,425	$1,807,934	$1,446,311	$1,954,286	$6,423,956

4.  SHARE-BASED COMPENSATION

The Company's primary plan used for granting equity compensation awards is the 2017 Equity Incentive Plan (the "2017 Plan").

The following table summarizes the Company’s share-based compensation expense:

	Three-Month Periods Ended
	June 29, 2018	June 30, 2017
	(In thousands)
Cost of sales	$5,404	$3,319
Selling, general and administrative expenses	15,549	18,477
Total share-based compensation expense	$20,953	$21,796

Total unrecognized compensation expense related to share options under all plans was $5.7 million, and will be recognized over a weighted-average remaining vesting period of 1.9 years. As of June 29, 2018, the number of options outstanding and exercisable under all plans was 1.1 million and 0.5 million, respectively, at a weighted-average exercise price of $3.38 per share and $4.83 per share, respectively.

During the three-month period ended June 29, 2018, the Company granted 5.1 million unvested restricted share unit awards. Of this amount, approximately 3.9 million are plain-vanilla unvested restricted share unit awards with no performance or market conditions with an average grant date price of $14.05 per share and will vest over four years. Further, approximately 1.2 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions. The expense for these awards contingent on certain market conditions is immaterial for the three-month period ended June 29, 2018 as the awards were granted close to the quarter end. The number of shares contingent on market conditions that ultimately will vest will range from zero up to a maximum of 2.4 million based on a measurement of the percentile rank of the Company’s total shareholder return over a certain specified period against the Standard and Poor’s (“S&P”) 500 Composite Index and will cliff vest after a period of three years, if such market conditions have been met.

As of June 29, 2018, approximately 14.9 million unvested restricted share unit awards under all plans were outstanding, of which vesting for a targeted amount of 2.6 million is contingent primarily on meeting certain market conditions. The number of shares that will ultimately be issued can range from zero to 5.2 million based on the achievement levels of the respective conditions. During the three-month period ended June 29, 2018, 0.6 million shares vested in connection with the restricted share unit awards with market conditions granted in fiscal year 2016.

As of June 29, 2018, total unrecognized compensation expense related to unvested restricted share unit awards under all plans was approximately $194.5 million, and will be recognized over a weighted-average remaining vesting period of 2.8 years.

5.  EARNINGS PER SHARE

The following table reflects basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share attributable to the shareholders of Flex Ltd.:

	Three-Month Periods Ended
	June 29, 2018	June 30, 2017
	(In thousands, except per share amounts)
Net income	$116,035	$124,710
Shares used in computation:
Weighted-average ordinary shares outstanding	529,380	530,268
Basic earnings per share	$0.22	$0.24

Diluted earnings per share:
Net income	$116,035	$124,710
Shares used in computation:
Weighted-average ordinary shares outstanding	529,380	530,268
Weighted-average ordinary share equivalents from stock options and awards (1) (2)	6,074	8,365
Weighted-average ordinary shares and ordinary share equivalents outstanding	535,454	538,633
Diluted earnings per share	$0.22	$0.23

____________________________________________________________
(1)    An immaterial amount of options to purchase ordinary shares were excluded from the computation of diluted earnings per share during the three-month periods ended June 29, 2018, and June 30, 2017 due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
(2)    Restricted share unit awards of 3.3 million and 0.1 million for the three-month periods ended June 29, 2018 and June 30, 2017, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

6.  INTEREST AND OTHER, NET

During the three-month periods ended June 29, 2018 and June 30, 2017, the Company recognized interest expense of $33.5 million and $29.0 million, respectively, on its debt obligations outstanding during the periods.

7.  OTHER INCOME, NET

During the three-month period ended June 29, 2018, the Company recognized other income of $86.9 million, primarily driven by a $91.8 million gain on the deconsolidation of AutoLab. Refer to note 2 for further details of the deconsolidation.
During the three-month period ended June 30, 2017, the Company sold Wink to an unrelated third-party venture backed company in exchange for contingent consideration. The Company recognized a non-cash gain on sale of $38.7 million, which was recorded in other income, net on the condensed consolidated statement of operations during the period.

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

As of June 29, 2018, the aggregate notional amount of the Company’s outstanding foreign currency derivative contracts was $8.0 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	2,861,000	—	$433,268	$—
EUR	69,596	71,597	81,596	83,601
HUF	26,081,080	—	92,453	—
ILS	180,070	10,500	49,447	2,883
MXN	4,842,800	—	241,956	—
MYR	396,800	39,000	98,876	9,718
RON	163,150	—	40,664	—
SGD	45,950	—	33,688	—
Other	N/A	N/A	44,590	7,994
			1,116,538	104,196
Other Foreign Currency Contracts
BRL	—	596,000	—	155,172
CAD	378,908	389,644	285,129	293,208
CNY	2,879,061	1,365,680	438,131	206,927
EUR	1,657,947	1,855,760	1,923,257	2,153,525
GBP	35,446	63,881	46,615	84,113
HUF	29,643,799	31,298,908	105,083	110,950
INR	3,767,477	1,353,258	55,634	19,751
MXN	2,403,304	2,017,270	120,074	100,787
MYR	541,260	287,330	134,873	71,598
SGD	86,283	48,930	63,257	35,872
Other	N/A	N/A	182,696	151,951
			3,354,749	3,383,854

Total Notional Contract Value in USD			$4,471,287	$3,488,050

As of June 29, 2018, the fair value of the Company’s short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the condensed consolidated statements of operations. As of June 29, 2018, and March 31, 2018, the Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. Deferred losses were $33.3 million as of June 29, 2018, and are expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations primarily over the next twelve-month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal periods presented and are included as a component of interest and other, net in the condensed consolidated statements of operations.

The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	June 29, 2018	March 31, 2018	Balance Sheet Location	June 29, 2018	March 31, 2018
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$3,539	$19,422	Other current liabilities	$37,996	$7,065

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$12,110	$23,912	Other current liabilities	$20,252	$18,246

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

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	June 29, 2018			June 30, 2017
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(35,746)	$(50,099)	$(85,845)	$(32,426)	$(95,717)	$(128,143)
Other comprehensive gain (loss) before reclassifications	(41,659)	(44,086)	(85,745)	3,020	10,836	13,856
Net (gains) losses reclassified from accumulated other comprehensive loss	756	—	756	(5,189)	—	(5,189)
Net current-period other comprehensive gain (loss)	(40,903)	(44,086)	(84,989)	(2,169)	10,836	8,667
Ending balance	$(76,649)	$(94,185)	$(170,834)	$(34,595)	$(84,881)	$(119,476)

Substantially all unrealized losses relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three-month period ended June 29, 2018 were recognized as a component of cost of sales in the condensed consolidated statement of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges.

10.  TRADE RECEIVABLES SECURITIZATION

The Company sells trade receivables under two asset-backed securitization programs and an accounts receivable factoring program.

Asset-Backed Securitization Programs

The Company continuously sells designated pools of trade receivables under its Global Asset-Backed Securitization Agreement (the “Global Program”) and its North American Asset-Backed Securitization Agreement (the “North American Program,” collectively, the “ABS Programs”) to affiliated special purpose entities, each of which in turn sells 100% of the receivables to unaffiliated financial institutions. These programs allow the operating subsidiaries to receive a cash payment and a deferred purchase price receivable for sold receivables. The portion of the purchase price for the receivables which is not paid by the unaffiliated financial institutions in cash is a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in other current assets as of June 29, 2018 and March 31, 2018, and were carried at the expected recovery amount of the related receivables. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a loss on sale of the related receivables and recorded in interest and other, net in the condensed consolidated statements of operations and were immaterial for all periods presented.
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
 The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.1% to 0.5% of serviced receivables per annum. Servicing fees recognized during the three-month periods ended June 29, 2018, and June 30, 2017 were not material and are included in interest and other, net within the condensed consolidated statements of operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets and liabilities are recognized.
The Company's deferred purchase price receivables relating to its asset-backed securitization program are recorded initially at fair value based on a discounted cash flow analysis using unobservable inputs (i.e., level 3 inputs), which are primarily risk-free interest rates adjusted for the credit quality of the underlying creditor. Due to its high credit quality and short-term maturity, the fair value approximates carrying value. Significant increases in either of the major unobservable inputs (credit spread, risk free interest rate) in isolation would result in lower fair value estimates, however the impact is not material. The interrelationship between these inputs is also insignificant.
As of June 29, 2018 and March 31, 2018, the accounts receivable balances that were sold under the ABS Programs were removed from the condensed consolidated balance sheets and the net cash proceeds received by the Company during the three-month periods ended June 29, 2018 and June 30, 2017 were included as cash provided by operating activities in the condensed consolidated statements of cash flows. We recognize these proceeds net of the deferred purchase price, consisting of a receivable from the purchasers that entitles us to certain collections on the receivable. We recognize the collection of the deferred purchase price in net cash provided by investing activities in the condensed consolidated statements of cash flows as cash collections of deferred purchase price.
As of June 29, 2018, approximately $1.2 billion of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds of approximately $0.9 billion and deferred purchase price receivables of $287.7 million. As of March 31, 2018, approximately $1.5 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $1.1 billion and deferred purchase price receivables of $445.4 million. The deferred purchase price balances as of June 29, 2018 and March 31, 2018, also represent the non-cash beneficial interest obtained in exchange for securitized receivables.
 For the three-month periods ended June 29, 2018 and June 30, 2017, cash flows from sales of receivables under the ABS Programs consisted of approximately $2.1 billion and $2.4 billion, respectively, for transfers of receivables, and approximately $0.7 billion and $0.8 billion, respectively, for collection on deferred purchase price receivables. The Company's cash flows from transfer of receivables consist primarily of proceeds from collections reinvested in revolving-period transfers. Cash flows from new transfers were not significant for all periods presented.
Trade Accounts Receivable Sale Program

The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $469.8 million and $286.4 million as of June 29, 2018 and March 31, 2018, respectively. For the three-month periods ended June 29, 2018 and June 30, 2017, total accounts receivable sold to certain third-party banking institutions was approximately $610.1 million and $229.5 million, respectively, primarily due to certain customers transferring from the ABS Programs to the Trade Account Receivable Sale Program. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.

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

The Company has accrued for contingent consideration in connection with its business acquisitions as applicable, which is measured at fair value based on certain internal models and unobservable inputs. All contingent considerations have been paid as of March 31, 2018.

There were no transfers between levels in the fair value hierarchy during the three-month periods ended June 29, 2018 and June 30, 2017.

Financial Instruments Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 29, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$464,671	$—	$464,671
Foreign exchange contracts (Note 8)	—	15,649	—	15,649
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	7,210	69,038	—	76,248
Liabilities:				0
Foreign exchange contracts (Note 8)	$—	$(58,248)	$—	$(58,248)

	Fair Value Measurements as of March 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$452,622	$—	$452,622
Foreign exchange contracts (Note 8)	—	43,334	—	43,334
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	7,196	67,532	—	74,728
Liabilities:				0
Foreign exchange contracts (Note 8)	$—	$(25,311)	$—	$(25,311)

Other financial instruments

The following table presents the Company’s major debts not carried at fair value:

	As of June 29, 2018		As of March 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)
4.625% Notes due February 2020	$500,000	$499,950	$500,000	$513,596	Level 1
Term Loan, including current portion, due in installments through November 2021	683,750	686,314	687,813	689,966	Level 1
Term Loan, including current portion, due in installments through June 2022	477,375	477,375	483,656	485,470	Level 1
5.000% Notes due February 2023	500,000	499,950	500,000	525,292	Level 1
4.750% Notes due June 2025	596,492	599,940	596,387	627,407	Level 1
Euro Term Loan due September 2020	55,797	55,797	59,443	59,443	Level 1
Euro Term Loan due January 2022	115,942	115,942	123,518	123,518	Level 1
Total	$2,929,356	$2,935,268	$2,950,817	$3,024,692

The Company values its Euro Term Loans due September 2020 and January 2022 based on the current market rate, and as of June 29, 2018, the carrying amounts approximate fair values.

The Term Loans due November 2021 and June 2022, and the Notes due February 2020, February 2023 and June 2025 are valued based on broker trading prices in active markets.

12. BUSINESS AND ASSET DIVESTITURES

In March 2018, the Company entered into an agreement with a certain Chinese manufacturing company, to divest its China-based Multek operations, for proceeds of approximately $273 million, net of cash. The planned divestiture does not qualify as discontinued operations, but certain Multek assets and liabilities meet the definition of held for sale as of June 29, 2018 and March 31, 2018. Accordingly, approximately $341.5 million of assets, primarily property and equipment and accounts receivable, were classified as held for sale and included in other current assets, and approximately $131.1 million of liabilities, primarily accounts payables, were classified as held for sale and included in other current liabilities as of June 29, 2018 in the consolidated balance sheet.

The sale transaction closed in July 2016, and the Company expects to recognize an immaterial gain or loss on the divestiture, in the second quarter of fiscal year 2019, depending on the net working capital levels.

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

On May 8, 2018, a putative class action was filed in the Northern District of California against the Company and certain officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, alleging misstatements and/or omissions in certain of the Company’s financial results, press releases and SEC filings made during the putative class period of January 26, 2017 through April 26, 2018. The deadline for applications for appointment as lead plaintiff was July 9, 2018. There are two pending motions for appointment as lead plaintiff, which are scheduled to be heard by the Court on October 11, 2018. The Court has extended the time for Defendants to respond to the complaint until after a lead plaintiff is appointed and an amended complaint is filed by the lead plaintiff.

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

One of the Company's Brazilian subsidiaries has received related assessments for certain sales and import taxes. There are six tax assessments totaling 346 million Brazilian reals (approximately USD $90 million based on the exchange rate as of June 29, 2018). The assessments are in various stages of the review process at the administrative level and no tax proceeding has been finalized yet. The Company believes there is no legal basis for these assessments and has meritorious defenses and will continue to vigorously oppose all of these assessments, as well as any future assessments. The Company does not expect final judicial determination on any of these claims for several years.

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

14.  SHARE REPURCHASES

During the three-month period ended June 29, 2018, the Company made no repurchases of shares.

Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $500 million in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Annual General Meeting held on August 15, 2017. As of June 29, 2018, shares in the aggregate amount of $410.1 million were available to be repurchased under the current plan.

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

An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, distressed customer charges, legal and other, the new revenue standard adoption impact, restructuring charges, other income, net and interest and other, net.

Selected financial information by segment is in the table below. For the three-month period ended June 29, 2018, we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings, as further described in note 1 to the condensed consolidated financial statements. The comparative information for the three-month period ended June 30, 2017 has not been restated and continues to be reported under the accounting standards in effect at the time:

	Three-Month Periods Ended
	June 29, 2018	June 30, 2017
	(In thousands)
Net sales:
Communications & Enterprise Compute	$1,954,286	$1,973,333
Consumer Technologies Group	1,807,934	1,511,969
Industrial & Emerging Industries	1,446,311	1,390,599
High Reliability Solutions	1,215,425	1,132,371
	$6,423,956	$6,008,272
Segment income and reconciliation of income before tax:
Communications & Enterprise Compute	$46,017	$48,603
Consumer Technologies Group	26,557	18,004
Industrial & Emerging Industries	51,361	55,376
High Reliability Solutions	93,534	90,212
Corporate and Other	(29,761)	(34,278)
Total segment income	187,708	177,917
Reconciling items:
Intangible amortization	18,517	19,901
Stock-based compensation	20,953	21,796
Distressed customers asset impairments (1)	17,364	—
Restructuring charges	8,817	—
New revenue standard adoption impact (Note 1 & Note 3)	9,291	—
Legal and other (2)	16,311	—
Other income, net (Note 7)	(86,924)	(36,165)
Interest and other, net	41,742	26,876
Income before income taxes	$141,637	$145,509

1.
Distressed customers asset impairments for the three-month period ended June 29, 2018 relate to additional provision for doubtful accounts receivable, inventory and other assets for certain customers experiencing significant financial difficulties.

2.
Legal and other during the three-month period ended June 29, 2018 primarily consists of costs incurred relating to the independent investigation undertaken by the Audit Committee of the Company’s Board of Directors which was completed in June 2018 and certain charges of the China based Multek operation that was divested in the second quarter of fiscal year 2019.

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

This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those risks and uncertainties discussed in this section, as well as any risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this report on Form 10-Q, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2018. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

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

During the past several years, we have evolved our long-term portfolio towards a mix of businesses which possess longer product life cycles and higher segment operating margins such as reflected in our IEI and HRS businesses. Since the beginning of fiscal year 2016, we have launched several programs broadly across our portfolio of services and in some instances, we have deployed certain new technologies. We continue to invest in innovation and we have expanded our design and engineering relationships through our product innovation centers.

We believe that our continued business transformation is strategically positioning us to take advantage of the long-term, future growth prospects for outsourcing of advanced manufacturing capabilities, design and engineering services and after-market services, which remain strong.

We are one of the world's largest providers of global supply chain solutions, with revenues of $6.4 billion for the three-month period ended June 29, 2018 and $25.4 billion in fiscal year 2018. On April 1, 2018, the Company adopted the new revenue standard and as a result we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings, as further described in note 1 to the condensed consolidated financial statements. The comparative information has not been restated and continues to be reported under the accounting standards in effect at the time. The following tables set forth the relative percentages and dollar amounts of net sales and net property and equipment, by country, based on the location of our manufacturing sites:

	Three-Month Periods Ended
Net sales:	June 29, 2018		June 30, 2017
	(In millions)
China	$1,669	26%	$1,745	29%
Mexico	1,123	17%	1,040	17%
U.S.	635	10%	694	12%
Brazil	587	9%	598	10%
Malaysia	477	7%	505	8%
India	468	7%	110	2%
Other	1,467	24%	1,316	22%
	$6,424		$6,008

	As of		As of
Property and equipment, net:	June 29, 2018		March 31, 2018
	(In millions)
Mexico	$547	25%	$587	26%
China	475	22%	492	22%
U.S.	308	14%	305	14%
Malaysia	150	7%	153	7%
Hungary	133	6%	150	7%
India	120	5%	78	3%
Other	456	21%	475	21%
	$2,190		$2,240

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

•
the mix of the manufacturing services we are providing, the number and size, and complexity of new manufacturing programs, the degree to which we utilize our manufacturing capacity, seasonal demand, shortages of components and other factors;

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

Refer to the accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, where we discuss our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There were no changes to our accounting policies other than the adoption of ASC 606 as follows.

Revenue Recognition

In determining the appropriate amount of revenue to recognize, we apply the following steps: (i) identify the contracts with the customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) we satisfy a performance obligation. Further, we assesses whether control of the product or services promised under the contract is transferred to the customer at a point in time (PIT) or over time (OT). We are first required to evaluate whether our contracts meet the criteria for OT recognition. We have determined that for a portion of our contracts, we are manufacturing products for which there is no alternative use (due to the unique nature of the customer-specific product and IP restrictions) and we have an enforceable right to payment including a reasonable profit for work-in-progress inventory with respect to these contracts. As a result, revenue is recognized under these contracts OT based on the cost-to-cost method as it best depicts the transfer of control to the customer measured based on the ratio of costs incurred to date as compared to the total estimated costs at completion of the performance obligation. For all other contracts that do not meet these criteria, we recognize revenue when it has transferred control of the related manufactured products which generally occurs upon delivery and passage of title to the customer. Refer to notes 1 and 3 to the condensed consolidated financial statements for further details.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales. The financial information and the discussion below should be read together with the condensed consolidated financial statements and notes thereto included in this document. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Annual Report on Form 10-K.

	Three-Month Periods Ended
	June 29, 2018	June 30, 2017
Net sales	100.0%	100.0%
Cost of sales	94.1	93.2
Gross profit	5.9	6.8
Selling, general and administrative expenses	4.1	4.2
Intangible amortization	0.3	0.3
Interest and other, net	0.6	0.4
Other income, net	(1.4)	(0.6)
Income before income taxes	2.3	2.5
Provision for income taxes	0.4	0.3
Net income	1.9%	2.2%

Net sales

The following table sets forth our net sales by segment and their relative percentages. Historical information has been recast to reflect realignment of customers and/or products between segments to ensure comparability:

	Three-Month Periods Ended
Segments:	June 29, 2018		June 30, 2017
	(In millions)
Communications & Enterprise Compute	$1,954	30%	$1,973	33%
Consumer Technologies Group	1,808	28%	1,512	25%
Industrial & Emerging Industries	1,446	23%	1,391	23%
High Reliability Solutions	1,215	19%	1,132	19%
	$6,423		$6,008

Net sales during the three-month period ended June 29, 2018 totaled $6.4 billion, representing an increase of approximately $0.4 billion, or 7% from $6.0 billion during the three-month period ended June 30, 2017. The overall increase in sales was driven by increases in three of our segments offset by a slight decline in sales in our CEC segment. Our CTG segment increased $296 million, primarily because of stronger sales in consumer products from high growth emerging markets such as India, offset by a decrease in our connected living business. Our HRS segment increased $83 million from higher sales in our automotive and medical businesses. Our IEI segment increased $56 million, mainly driven by our industrial, home and lifestyle business, offset by decreases in our solar energy and capital equipment businesses. Sales in our CEC segment remained flat only declining $19 million or approximately 1%, primarily due to lower sales within our traditional telecom and networking businesses offset by increased sales in our cloud and data center business. Net sales increased across all our regions with increases of $251 million to $2.9 billion in Asia, $158 million to $1.2 billion in Europe, and $7 million to $2.4 billion in the Americas.

Our ten largest customers, during the three-month periods ended June 29, 2018 and June 30, 2017, accounted for approximately 44% and 43% of net sales, respectively. No customer accounted for more than 10% of net sales during the three-month periods ended June 29, 2018 and June 30, 2017

Gross profit

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

Gross profit during the three-month period ended June 29, 2018 decreased $29 million to $378 million, or 5.9% of net sales, from $407 million, or 6.8% of net sales, during the three-month period ended June 30, 2017. Gross margin declined 90 basis points during the same period. These declines in both gross profit and gross margin are primarily due to higher levels of start-up costs, operational inefficiencies and under-absorbed overhead costs for new ramps during the period along with a greater portion of lower margin consumer products in the mix of business for the current quarter.

Segment Income

An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, distressed customer charges, legal and other, the new revenue standard adoption impact, restructuring charges, other income, net and interest and other, net. A portion of depreciation is allocated to the respective segment together with other general corporate research and development and administrative expenses.

The following table sets forth segment income and margins. Historical information has been recast to reflect realignment of customers and/or products between segments:

	Three-Month Periods Ended
	June 29, 2018		June 30, 2017
	(In millions)
Segment income & margin:
Communications & Enterprise Compute	$46	2.4%	$49	2.5%
Consumer Technologies Group	27	1.5%	18	1.2%
Industrial & Emerging Industries	51	3.6%	55	4.0%
High Reliability Solutions	94	7.7%	90	8.0%
Corporate and Other	(30)		(34)
Total segment income	188	2.9%	178	3.0%
Reconciling items:
Intangible amortization	19		20
Stock-based compensation	21		22
Distressed customers asset impairments (1)	17		—
Restructuring charges	9		—
New revenue standard adoption impact (Note 1 & Note 3)	9		—
Legal and other (2)	16		—
Other income, net (Note 7)	(87)		(36)
Interest and other, net	42		27
Income before income taxes	$142		$146

1.
Distressed customers asset impairments for the three-month period ended June 29, 2018 relate to additional provision for doubtful accounts receivable, inventory and other assets for certain customers experiencing significant financial difficulties.

2.
Legal and other during the three-month period ended June 29, 2018 primarily consists of costs incurred relating to the independent investigation undertaken by the Audit Committee of the Company’s Board of Directors which was completed in June 2018 and certain charges of the China based Multek operation that was divested in the second quarter of fiscal year 2019.

CEC segment margin decreased 10 basis points, to 2.4% for the three-month period ended June 29, 2018, from 2.5% during the three-month period ended June 30, 2017. The decrease in CEC's margin during the period is due to lower capacity utilization causing reduced overhead absorption, coupled with modest increased investments to expand its cloud data center engineering capabilities.

CTG segment margin increased 30 basis points to 1.5% for the three-month period ended June 29, 2018, from 1.2% during the three-month period ended June 30, 2017. The increase in CTG's margins during the period, primarily reflected lesser losses from our strategic partnership with a certain customer compared to the three-month period ended June 30, 2017.

IEI segment margin decreased 40 basis points, to 3.6% for the three-month period ended June 29, 2018, from 4.0% during the three-month period ended June 30, 2017. The decrease in IEI's margin during the period is primarily due to pressure from demand softness for new customers in our industrial home and lifestyle business and reduced demand in our semiconductor capital equipment business. In addition, we saw declines in our Energy business due to a temporary impact from reduced shipments of our Nextracker solar tracking solutions and certain other customer declines.

HRS segment margin decreased 30 basis points, to 7.7% for the three-month period ended June 29, 2018, from 8.0% during the three-month period ended June 30, 2017 primarily as a result of ramping up of several new customers and programs, coupled with our continuous investment to expand our design and engineering capabilities focused on autonomous vehicle and connectivity platforms.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) was $263 million, or 4.1% of net sales, during the three-month period ended June 29, 2018, increasing $12 million from $251 million, or 4.2% of net sales, during the three-month period ended June 30, 2017. This increase was primarily due to incremental costs of $9 million incurred relating to the independent investigation undertaken by the Audit Committee of the Company’s Board of Directors, and to a lesser extent, for an immaterial amount of additional restructuring charges incurred during the three-month period ended June 29, 2018.

Intangible amortization

Amortization of intangible assets marginally declined during the three-month period ended June 29, 2018 to $19 million, from $20 million for the three-month period ended June 30, 2017 primarily due to certain intangibles now being fully amortized.

Interest and other, net

Interest and other, net was $42 million during the three-month period ended June 29, 2018 compared to $27 million during the three-month period ended June 30, 2017. The increase in interest and other, net was primarily a result of higher interest expense due to higher interest rates and a higher average borrowing level, coupled with increases in foreign exchange losses.

Other income, net

Other income, net was $87 million of income during the three-month period ended June 29, 2018 compared to $36 million of income during the three-month period ended June 30, 2017. The increase is primarily due to a $92 million non-cash gain as a result of the deconsolidation of AutoLab AI (“AutoLab”), as further described in note 2 of the condensed consolidated financial statements.

Income taxes

Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to note 14, “Income Taxes” of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 for further discussion.

Our policy is to provide a valuation allowance against deferred tax assets that in our estimation are not more likely than not to be realized.

The consolidated effective tax rate was 18.1% and 14.3% for the three-month periods ended June 29, 2018 and June 30, 2017, respectively. The effective rate varies from the Singapore statutory rate of 17.0% as a result of recognition of earnings in different jurisdictions (we generate most of our revenues and profits from operations outside of Singapore), operating loss carryforwards, income tax credits, release of previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effect of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, Costa Rica, the Netherlands and Israel. The effective tax rate for the three-month period ended June 29, 2018 is higher than the effective tax rate for the three-month period ended June 30, 2017, due to a changing jurisdictional mix of income and increased unfavorable foreign exchange rate impacts on tax-related balances during the three-month period ended June 29, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of June 29, 2018, we had cash and cash equivalents of approximately $1.3 billion and bank and other borrowings of approximately $2.9 billion. We have a $1.75 billion revolving credit facility that expires in June 2022, under which there were no borrowings outstanding as of the end of the quarter. As of June 29, 2018, we were in compliance with the covenants under each of our existing credit facilities and indentures.

Cash used in operating activities was $672 million during the three-month period ended June 29, 2018. This resulted from a $842 million net increase in our operating assets and liabilities driven primarily by a significant increase in accounts receivable netted by the new requirement to present inflows from deferred purchase price as cash flows from investing activities, as further described below, coupled with an increase in inventory, all of which were not fully offset by the increase in accounts payable, reflecting our increased level of operations. This was partially offset by $116 million of net income for the period plus $146 million of non-cash charges such as depreciation, amortization, and stock-based compensation, net of a $92 million gain from the deconsolidation of AutoLab, which is included in the determination of net income.

 We believe net working capital and net working capital as a percentage of annualized net sales are key metrics that measure the Company’s liquidity. Net working capital position was calculated as current quarter accounts receivable, net of allowance for doubtful accounts, adding back the reduction in accounts receivable resulting from non-cash accounts receivable sales, plus inventories, less accounts payable as of March 31, 2018. As part of the adoption of ASC 606 as further described in note 1 to the condensed consolidated financial statements, we expanded net working capital to include contract asset on a going forward basis. Net working capital increased $136 million to $1.7 billion as of June 29, 2018, from $1.6 billion as of March 31, 2018. This increase is primarily driven by (i) a $185 million increase in our inventory levels from March 31, 2018, as we are carrying elevated levels to support our revenue growth and positioning for multiple large ramps, (ii) an increase of $324 million in contract assets upon adoption of ASC 606, (iii) a $215 million increase in accounts receivable adding back reduction from non-cash accounts receivable sales, offset by approximately $588 million increase in accounts payable. Despite the increase in net working capital position from March 31, 2018, current quarter net working capital as a percentage of annualized net sales for the quarter then ended remained relatively consistent at 6.9% as compared to 7.0% of annualized net sales for the quarter ended June 30, 2017. The Company generally operates in a net working capital targeted range between 6%-8% of annualized revenue for the quarter.

Cash provided by investing activities was $472 million during the three-month period ended June 29, 2018. This was primarily driven by the impact of our adoption of ASU 2016-15 during the current fiscal year, which requires us to classify cash collections on deferred purchase price that were previously classified as operating cash inflows as cash flows from investing activities. Refer to note 1 to the condensed consolidated financial statements for further description of the ASU. During the three-month period ended June 29, 2018, we also invested $170 million of net capital expenditures for property and equipment to expand capabilities and capacity in support of our automotive, medical, footwear and IEI businesses. In addition, other investing activities includes $132 million of non-cash outflow representing our investment in AutoLab following the deconsolidation.

We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Upon adoption of ASU 2016-15 in the current quarter, our free cash flow is redefined as cash from operations, plus cash collections of deferred purchase price, less net purchases of property and equipment to present cash flows on a consistent basis for investor transparency. Our free cash flows for the three-month period ended June 29, 2018 was a use of $185 million compared to an inflow of $19 million for the three-month period ended June 30, 2017. Free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Three-Month Periods Ended
	June 29, 2018	June 30, 2017
	(In millions)
Net cash provided by operating activities	$(672)	$(696)
Cash collection of deferred purchase price	657	834
Purchases of property and equipment	(172)	(125)
Proceeds from the disposition of property and equipment	2	6
Free cash flow	$(185)	$19

Cash used in financing activities was immaterial during the three-month period ended June 29, 2018.

Our cash balances are held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months. As of June 29, 2018, and March 31, 2018, over half of our cash and cash equivalents was held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $1.6 billion as of March 31, 2018). Repatriation could result in an additional income tax payment, however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.

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

Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 15, 2017. During the three-month period ended June 29, 2018, the Company made no repurchases of shares. As of June 29, 2018, shares in the aggregate amount of $410 million were available to be repurchased under the current plan.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2018. There have been no material changes in our contractual obligations and commitments since March 31, 2018 except for the following changes to our debt obligations.

OFF-BALANCE SHEET ARRANGEMENTS

We sell designated pools of trade receivables to unaffiliated financial institutions under our ABS programs, and in addition to cash, we receive a deferred purchase price receivable for each pool of the receivables sold. Each of these deferred purchase price receivables serves as additional credit support to the financial institutions and is recorded at its estimated fair value. As of June 29, 2018, and March 31, 2018, the fair values of our deferred purchase price receivable were approximately $288 million and $445 million, respectively. As of June 29, 2018, and March 31, 2018, the outstanding balance on receivables sold for cash was $1.4 billion and $1.3 billion under all our accounts receivable sales programs, which are not included in our condensed consolidated balance sheets. For further information, see note 10 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the three-month period ended June 29, 2018 as compared to the fiscal year ended March 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures
 The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 29, 2018. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2018, the Company's disclosure controls and procedures were not effective, as a result of the material weaknesses described in Part II, “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the year ended March 31, 2018, in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Additional Analysis, Procedures and Remediation Efforts

We have undertaken, and will continue to undertake, steps to improve our internal control over financial reporting to address and remediate the material weaknesses identified by management and described in greater detail in Part II, “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the year ended March 31, 2018. Our remediation initiatives include:

•
Designing and implementing additional site level controls related to accounting for customer contractual obligations including criteria for effective contract reviews and approvals and documentation to evidence judgments and estimates.

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
While these remediation plans are being executed, the Company has also engaged and will continue to engage additional external resources to support and supplement the Company’s existing internal resources. Many of our remediation efforts have been implemented or are in the process of implementation, and we will be finalizing our plans over the coming months. Although we intend to complete the remediation process with respect to these material weaknesses as quickly as possible, we cannot at this time estimate how long full remediation will take. The actions that we are taking to remediate these material weaknesses are subject to ongoing review by management, as well as Audit Committee oversight.
The material weaknesses in our internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period and management has concluded, through testing, that these controls are operating effectively. We are working to have the material weaknesses remediated as soon as possible. As we continue to evaluate and improve our internal control over financial reporting, we may take additional measures to address control deficiencies in the areas affected by the material weaknesses or modify or change the proposed remediation measures described above and in our Annual Report on Form 10-K for the year ended March 31, 2018. Accordingly, until these weaknesses are remediated, we plan to perform additional analysis and other procedures to ensure that our condensed consolidated financial statements are prepared in accordance with GAAP.
(c) Changes in Internal Control Over Financial Reporting
 Other than the material weaknesses remediation efforts that we have undertaken to date, there were no changes in our internal control over financial reporting that occurred during our first quarter of fiscal year 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material legal proceedings, see note 13 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2018, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On August 15, 2017, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of June 29, 2018, shares in the aggregate amount of $410,064,509 were available to be repurchased under the current plan. There were no purchases of our ordinary shares made by us for the period from April 1, 2018 through June 29, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT INDEX

			Incorporated by Reference			Filed
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith

10.01	Description of Annual Incentive Bonus Plan for Fiscal 2019.					X
15.01	Letter in lieu of consent of Deloitte & Touche LLP.					X
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

FLEX LTD.
(Registrant)

/s/ Michael M. McNamara
Michael M. McNamara
Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2018
/s/ Christopher Collier
Christopher Collier
Chief Financial Officer
(Principal Financial Officer)

Date:	August 2, 2018