Form 10-Q
period 2018-09-28
FLEX LTD.
filed 2018-11-02
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2018
Ordinary Shares, No Par Value	526,586,420

FLEX LTD.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	4
	Report of Independent Registered Public Accounting Firm	4
	Condensed Consolidated Balance Sheets (unaudited) — September 28, 2018 and March 31, 2018	5
	Condensed Consolidated Statements of Operations (unaudited) — Three-Month and Six-Month Periods Ended September 28, 2018 and September 29, 2017	6
	Condensed Consolidated Statements of Comprehensive Income (unaudited) — Three-Month and Six-Month Periods Ended September 28, 2018 and September 29, 2017	7
	Condensed Consolidated Statements of Cash Flows (unaudited) — Three-Month and Six-Month Periods Ended September 28, 2018 and September 29, 2017	8
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	40

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44
Signatures		45

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flex Ltd.
Singapore

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Flex Ltd. and subsidiaries (the “Company”) as of September 28, 2018 and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended September 28, 2018 and September 29, 2017, the related condensed consolidated statements of cash flows for the six-month periods ended September 28, 2018 and September 29, 2017, and the related notes. Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Flex Ltd. and subsidiaries as of March 31, 2018 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated June 14, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2018 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

The interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
November 2, 2018

FLEX LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 28, 2018	As of March 31, 2018
	(In thousands, except share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,377,720	$1,472,424
Accounts receivable, net of allowance for doubtful accounts of $62,650 and $60,051 as of September 28, 2018 and March 31, 2018, respectively	2,859,409	2,517,695
Contract assets	418,158	—
Inventories	4,442,855	3,799,829
Other current assets	935,030	1,380,466
Total current assets	10,033,172	9,170,414
Property and equipment, net	2,277,885	2,239,506
Goodwill	1,082,523	1,121,170
Other intangible assets, net	375,407	424,433
Other assets	957,217	760,332
Total assets	$14,726,204	$13,715,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$55,640	$43,011
Accounts payable	6,236,018	5,122,303
Accrued payroll	406,368	383,332
Other current liabilities	1,456,519	1,719,418
Total current liabilities	8,154,545	7,268,064
Long-term debt, net of current portion	2,869,551	2,897,631
Other liabilities	532,561	531,587
Shareholders’ equity
Ordinary shares, no par value; 579,126,478 and 578,317,848 issued, and 528,887,123 and 528,078,493 outstanding as of September 28, 2018 and March 31, 2018, respectively	6,616,635	6,636,747
Treasury stock, at cost; 50,239,355 shares as of September 28, 2018 and March 31, 2018	(388,215)	(388,215)
Accumulated deficit	(2,902,492)	(3,144,114)
Accumulated other comprehensive loss	(156,381)	(85,845)
Total shareholders’ equity	3,169,547	3,018,573
Total liabilities and shareholders’ equity	$14,726,204	$13,715,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Six-Month Periods Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(In thousands, except per share amounts) (Unaudited)
Net sales	$6,710,604	$6,270,420	$13,134,560	$12,278,692
Cost of sales	6,308,303	5,877,095	12,354,405	11,478,435
Gross profit	402,301	393,325	780,155	800,257
Selling, general and administrative expenses	227,683	274,149	490,565	524,960
Intangible amortization	18,234	16,376	36,751	36,277
Interest and other, net	41,060	27,554	82,802	54,430
Other charges (income), net	6,530	(143,167)	(80,394)	(179,332)
Income before income taxes	108,794	218,413	250,431	363,922
Provision for income taxes	21,909	13,327	47,511	34,126
Net income	$86,885	$205,086	$202,920	$329,796

Earnings per share:
Basic	$0.16	$0.39	$0.38	$0.62
Diluted	$0.16	$0.38	$0.38	$0.61
Weighted-average shares used in computing per share amounts:
Basic	531,503	531,313	530,426	530,790
Diluted	534,458	536,019	535,027	536,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended		Six-Month Periods Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(In thousands) (Unaudited)
Net income	$86,885	$205,086	$202,920	$329,796
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(6,622)	9,478	(50,708)	20,314
Unrealized gain (loss) on derivative instruments and other, net of zero tax	21,075	(13,875)	(19,828)	(16,044)
Comprehensive income	$101,338	$200,689	$132,384	$334,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Periods Ended
	September 28, 2018	September 29, 2017
	(In thousands) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$202,920	$329,796
Depreciation, amortization and other impairment charges	269,062	264,718
Gain from deconsolidation of AutoLab	(86,614)	—
Gain from deconsolidation of Elementum	—	(151,574)
Changes in working capital and other	(2,092,964)	(2,614,917)
Net cash used in operating activities	(1,707,596)	(2,171,977)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(363,373)	(264,030)
Proceeds from the disposition of property and equipment	12,973	36,123
Acquisition of businesses, net of cash acquired	—	(273,167)
Proceeds from divestiture of businesses, net of cash held in divested businesses	264,438	(2,949)
Cash collections of deferred purchase price	1,812,945	2,452,782
Other investing activities, net	(24,411)	(114,063)
Net cash provided by investing activities	1,702,572	1,834,696
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	650,023	—
Repayments of bank borrowings and long-term debt	(652,600)	(26,483)
Payments for repurchases of ordinary shares	(59,980)	(145,005)
Net proceeds from issuance of ordinary shares	131	1,211
Other financing activities, net	—	60,591
Net cash used in financing activities	(62,426)	(109,686)
Effect of exchange rates on cash and cash equivalents	(27,254)	(14,206)
Net decrease in cash and cash equivalents	(94,704)	(461,173)
Cash and cash equivalents, beginning of period	1,472,424	1,830,675
Cash and cash equivalents, end of period	$1,377,720	$1,369,502

Non-cash investing activities:
Unpaid purchases of property and equipment	$182,901	$125,187
Non-cash investment in Elementum	$—	$132,679
Non-cash proceeds from sale of Wink	$—	$59,000
Non-cash investment in AutoLab (Note 2)	$127,641	$—
Leased Asset to AutoLab (Note 2)	$76,531	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION
Organization of the Company
Flex Ltd. ("Flex" or the "Company") was incorporated in the Republic of Singapore in May 1990. The Company's operations have expanded over the years through a combination of organic growth and acquisitions. The Company is a globally-recognized, provider of Sketch-to-Scaletm services - innovative design, engineering, manufacturing, and supply chain services and solutions - from conceptual sketch to full-scale production. The Company designs, builds, ships and services complete packaged consumer and enterprise products, for companies of all sizes in various industries and end-markets, through its activities in the following segments:

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

•
Consumer Technologies Group ("CTG"), which includes consumer-related businesses in connected living, wearables, gaming, augmented and virtual reality, and mobile devices; and including various supply chain solutions for notebook personal computers, tablets, and printers;

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

The Company's service offerings include a comprehensive range of value-added design and engineering services that are tailored to the various markets and needs of its customers. Other focused service offerings relate to manufacturing (including enclosures, metals, plastic injection molding, precision plastics, machining, and mechanicals), system integration and assembly and test services, materials procurement, inventory management, logistics and after-sales services (including product repair, warranty services, re-manufacturing and maintenance) and supply chain management software solutions and component product offerings (including flexible printed circuit boards and power adapters and chargers).
Basis of Presentation
 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2018 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended September 28, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019.
The first quarters for fiscal years 2019 and 2018 ended on June 29, 2018, which is comprised of 90 days in the period, and June 30, 2017, which is comprised of 91 days in the period, respectively. The second quarters for fiscal years 2019 and 2018 ended on September 28, 2018 and September 29, 2017, which are comprised of 91 days in both periods.

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
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)." The ASU is intended to address specific cash flow issues with the objective of reducing the existing diversity in practice and provide guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows. The majority of the guidance in ASU 2016-15 is consistent with our current cash flow classification. However, cash receipts on the deferred purchase price from the Company's asset-backed securitization programs described in note 10 will be classified as cash flows from investing activities instead of the Company's former presentation as cash flows from operations. The Company adopted the guidance during the first quarter of fiscal year 2019 using a monthly approach to track cash flows on deferred purchase price and retrospectively adjusted cash flows from operating and investing activities for fiscal year 2018. Commencing with the quarter ending September 28, 2018, the Company changed to a method based on daily activity and retrospectively adjusted cash flows from operating and investing activities for the six-month period ended September 29, 2017. The Company recorded $1.8 billion of cash receipts on the deferred purchase price from the Company's asset-backed securitization programs for the six-month period ended September 28, 2018 and reclassified $2.5 billion of cash receipts on the deferred purchase price for the six-month period ended September 29, 2017, from cash flows from operating activities to cash flows from investing activities.
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
In February 2018, the FASB issued ASU 2018-03 "Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This standard comes as an addition to ASU 2016-01 which the Company adopted in the first quarter of fiscal year 2019. This update includes amendments to clarify certain aspects of the guidance issued in Update 2016-01. The Company adopted this guidance during the second quarter of fiscal year 2019 with an immaterial impact on its consolidated financial statements.
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
As part of adopting ASC 606, revenue for certain customer contracts where the Company is manufacturing products for which there is no alternative use and the Company has an enforceable right to payment including a reasonable profit for work-

in-progress inventory will be recognized over time (i.e., as we manufacture the product) instead of upon shipment of products. In addition to the following disclosures, note 3 provides further disclosures required by the new standard.
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
The following tables summarize the impacts of ASC 606 adoption on the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations:

Condensed Consolidated Balance Sheet
As of September 28, 2018
	Impact of Adopting ASC 606
(In thousands) (Unaudited)	As Reported	Adjustments	Balance without ASC 606 Adoption
ASSETS
Contract assets	418,158	(418,158)	—
Inventories	4,442,855	415,623	4,858,478
Other current assets	935,030	8,059	943,089

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other current liabilities	1,456,519	34,327	1,490,846

Accumulated deficit	(2,902,492)	(38,520)	(2,941,012)

Condensed Consolidated Statement of Operations
	Impact of Adopting ASC 606
	Three-months ended September 28, 2018			Six-months ended September 28, 2018
(In thousands, except per share amounts) (Unaudited)	As Reported	Adjustments	Balance without ASC 606 Adoption	As Reported	Adjustments	Balance without ASC 606 Adoption

Net sales	$6,710,604	$(115,533)	$6,595,071	$13,134,560	$(27,237)	$13,107,323
Cost of sales	6,308,303	(111,917)	6,196,386	12,354,405	(26,573)	12,327,832
Gross profit	402,301	(3,616)	398,685	780,155	(664)	779,491
Net income	$86,885	$(3,616)	$83,269	$202,920	$(664)	$202,256
To align contractual terms across the vast majority of customers to allow the Company to efficiently and accurately manage its contracts, in the first quarter of fiscal year 2019, the Company waived certain contractual rights to bill profit for work in progress in the event of a contract termination which is expected to be infrequent. These modifications resulted in revenue from these customers being recognized upon shipment of products, rather than over time (i.e., as we manufacture products) as further explained in note 3. The result of the amendments for the six-month period ended September 28, 2018, was to reduce revenue and gross profit by approximately $132.7 million and $9.3 million, respectively, compared to amounts that would have been reported both (i) under ASC 606 had we not amended the contracts, and (ii) had we not adopted ASC 606.
For the three-month period ended September 28, 2018 the as reported revenue was approximately $115.5 million higher, and the gross profit $3.6 million higher, than they would have been without ASC 606 adoption primarily due to additional inventory build up as of September 28, 2018 for those customer contracts that meet the criteria for over-time recognition (see note 3) partially offset by a decline in the aggregate average gross profit margin for those customers due to the increasing mix of lower margin customers included in the CTG segment.
For the six-month period ended September 28, 2018 the as reported revenue was approximately $27.2 million higher and the gross profit approximately $0.7 million higher than it would have been without ASC 606 adoption. Additional revenue of $160.0 million was reported under ASC 606 due to the accelerated timing of recognition of revenue for contracts which meet the criteria for over-time recognition (see note 3). Approximately $10.0 million of additional gross profit was recognized on the customers qualifying for accelerated revenue recognition. These increases were offset by reductions of $132.7 million of revenue and $9.3 million of gross profit respectively as a result of the waiver of contracts noted above. There was no material tax impact for the three and six-month periods ended September 28, 2018 from adopting ASC 606.
The Company applies the following practical expedients:

•	The Company elected to not disclose information about remaining performance obligations as its performance obligations generally have an expected duration of one year or less.

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

Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15 "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” to provide guidance on a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor, i.e. a service contract. Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, as well as requires additional quantitative and qualitative disclosures. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020 with early adoption permitted. The Company is still evaluating the impact on its consolidated financial statements, and it intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2020.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”, which amends ASC 820 to add, remove, and modify fair value measurement disclosure requirements. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020 with early adoption permitted. The Company expects the new guidance will have an immaterial impact on its consolidated financial statements, and it intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2020.
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
In February 2016, the FASB issued ASU 2016-02 "Leases (Topic 842)" intended to improve financial reporting on leasing transactions. The new lease guidance will require entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. The guidance will also enhance existing disclosure requirements relating to those leases. In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements", which provides entities with relief from the costs of implementing certain aspects of the new leasing standard, ASC 842. Specifically, under the amendments in ASU 2018-11, (1) entities may elect not to recast the comparative periods presented when transitioning to ASC 842 and (2) lessors may elect not to separate lease and nonlease components when certain conditions are met. Also in July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases", which clarifies how to apply certain aspects of the new leases standard, ASC 842. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other things. The amendments have the same effective date and transition requirements as the new leases standard. The Company intends to adopt the new lease guidance when it becomes effective in the first quarter of fiscal year 2020 using a modified retrospective approach. The Company believes the new guidance will have a material impact on its consolidated balance sheets upon adoption.
2.  BALANCE SHEET ITEMS

Inventories

The components of inventories, net of applicable lower of cost and net realizable value write-downs, were as follows:

	As of September 28, 2018	As of March 31, 2018
	(In thousands)
Raw materials	$3,512,523	$2,760,410
Work-in-progress	407,998	450,569
Finished goods	522,334	588,850
	$4,442,855	$3,799,829

Due to the adoption of ASC 606, amounts that would have been reported as inventory under prior guidance are now included in contract assets or liabilities, depending on the net position of the contract, as disclosed in note 1. As a result of this accounting change, work-in-progress and finished goods as of September 28, 2018 are $415.6 million less than they would have been, had we not adopted ASC 606. The comparative information as of March 31, 2018, has not been restated and continues to be reported under the accounting standards in effect at that time.

Goodwill and Other Intangible Assets

The following table summarizes the activity in the Company’s goodwill account for each of its four segments during the six-month period ended September 28, 2018:

	HRS	CTG	IEI	CEC	Amount
	(In thousands)
Balance, beginning of the year	$550,983	$107,748	$337,707	$124,732	$1,121,170
Divestitures (1)	(4,006)	(4,412)	(4,120)	(6,391)	(18,929)
Foreign currency translation adjustments (2)	(19,718)	—	—	—	(19,718)
Balance, end of the period	$527,259	$103,336	$333,587	$118,341	$1,082,523

(1)
During the six-month period ended September 28, 2018, the Company divested its China-based Multek operations, and as a result, recorded an aggregate reduction of goodwill of $18.9 million, which is included in the loss on sale recorded in other charges (income), net on the condensed consolidated statement of operation. See note 12 for additional information.

(2)
During the six-month period ended September 28, 2018, the Company recorded $19.7 million of foreign currency translation adjustments primarily related to the goodwill associated with the acquisition of Mirror Controls International ("MCi") and AGM Automotive ("AGM"), as the U.S. Dollar fluctuated against foreign currencies.

In accordance with accounting guidance on goodwill and other intangible assets, the Company evaluates goodwill for impairment at the reporting unit level annually, and whenever circumstances occur indicating that goodwill might be impaired. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of each of the Company's reporting units with the reporting unit's carrying amount, including goodwill. The Company generally determines the fair value of its reporting units based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. If the carrying amount of a reporting unit exceeds the reporting unit's fair value using these approaches, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the Company's reporting unit's goodwill with the carrying amount of that goodwill.

During October 2018, the Company's market capitalization declined significantly. The Company believes the significant drop in market value constitutes a “triggering event” in accordance with the applicable accounting literature, and accordingly commenced an interim impairment test. The Company is in the process of completing the first step of the test, and based on preliminary results believes that it is probable that the fair value of the CTG reporting unit is lower than its carrying value. The Company is in the process of finalizing the long-term financial projections necessary to complete the first step of the goodwill impairment test. If it is determined that the goodwill of any of the reporting units is in fact impaired, the Company will then proceed to the second step of the impairment test in which it will measure the fair value of such reporting unit’s identified tangible and intangible assets and liabilities in order to determine the implied fair value of its goodwill and any resulting goodwill impairment.

As of the date of the filing of this Form 10-Q, the Company has not finalized its impairment analysis due to the limited time period from the first indication of potential impairment to the date of this filing and the complexities involved in developing long-term cash flow forecasts and in estimating the fair value of each reporting unit’s assets and liabilities. Accounting guidance provides that in circumstances in which step two of the impairment analysis has not been completed, a company should recognize an estimated impairment charge to the extent that it determines that it is probable that an impairment loss has occurred and such impairment loss can be reasonably estimated. As of the date of the filing of this Form 10-Q, such impairment loss is not reasonably estimable and thus no impairment charge has been recognized by the Company. The Company will complete its impairment analysis during the quarter ending December 31, 2018, which may result in a material impairment of its recorded goodwill.

The components of acquired intangible assets are as follows:

	As of September 28, 2018			As of March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets:
Customer-related intangibles	$303,361	$(98,112)	$205,249	$306,943	$(79,051)	$227,892
Licenses and other intangibles	287,024	(116,866)	170,158	304,007	(107,466)	196,541
Total	$590,385	$(214,978)	$375,407	$610,950	$(186,517)	$424,433

The gross carrying amounts of intangible assets are removed when fully amortized. The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2019 (1)	$35,987
2020	66,906
2021	62,515
2022	53,678
2023	45,421
Thereafter	110,900
Total amortization expense	$375,407
____________________________________________________________

(1)	Represents estimated amortization for the remaining six-month period ending March 31, 2019.

Other Current Assets

Other current assets include approximately $304.3 million and $445.4 million as of September 28, 2018 and March 31, 2018, respectively, for the deferred purchase price receivable from the Company's Asset-Backed Securitization programs. See note 10 for additional information. Assets held for sale related to the China-based Multek operations previously recorded in other current assets have been removed from the condensed consolidated balance sheet as of September 28, 2018, following the execution of the divestiture. See note 12 for additional information.

Investments

The Company has an investment portfolio that consists of strategic investments in privately held companies, and certain venture capital funds which are included within other assets. These privately held companies range from startups to more mature companies with established revenue streams and business models. The primary purpose of these investments is to create an ecosystem of partnerships with customers developing emerging technologies aligned to the Company's corporate strategy with bringing in future opportunities for exclusive manufacturing.
Non-majority-owned investments in entities are accounted for using the equity method when the Company has an investment in common stock or in-substance common stock, and either (a) has the ability to significantly influence the operating decisions of the issuer, or (b) if the Company has a voting percentage equal to or generally greater than 20% but less than 50%, and for non-majority-owned investments in partnerships when generally greater than 5%. The equity in earnings (losses) of equity method investees are immaterial for all periods presented, and are included in interest and other, net in the condensed consolidated statements of operations. Cost method is used for investments which the Company does not have the ability to significantly influence the operating decisions of the investee.
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
AutoLab AI (now known as Bright Machines)
During the first quarter of fiscal year 2019, the Company transferred existing employees and equipment with a net book value of approximately $40 million along with certain related software and Intellectual Property ("IP"), into the newly created AutoLab AI (“AutoLab”), in exchange for shares of preferred stock and a controlling financial interest in AutoLab. AutoLab is a privately held software-as-a service (SaaS) and hardware company focused on developing and deploying an automation solution worldwide. The Company has concluded that AutoLab does not qualify as a variable interest entity for purposes of evaluating whether it has a controlling financial interest.
Subsequent to the initial formation and prior to June 29, 2018, AutoLab received equity funding from third party investors and expanded the board of directors, resulting in dilution of the Company's voting interest below 50%. As a result, the Company concluded it no longer holds a controlling financial interest in AutoLab and accordingly, deconsolidated the entity.
The fair value of the Company’s non-controlling interest in AutoLab upon deconsolidation was approximately $127.6 million as of the date of deconsolidation. The Company accounts for its investment in AutoLab under the equity method, with the carrying amount included in other assets on the condensed consolidated balance sheet. The value of the Company’s interest on the date of deconsolidation was based on management’s estimate of the fair value of AutoLab at that time. Management relied on a multi-stage process which involved calculating the enterprise and equity value of AutoLab, then allocating the equity value of the entity to the Company’s securities. The enterprise value of AutoLab was estimated based on the value implied by the equity funding AutoLab received from third parties in the same period (i.e., level 2 inputs). The Company recognized a gain on deconsolidation of approximately $87.3 million with no material tax impact, which is included in other charges (income), net on the condensed consolidated statement of operations.
In addition, during the first quarter of fiscal year 2019, the Company leased approximately $76.5 million of fixed assets to AutoLab under a five-year lease term based on an interest rate of 4.20% per year. The leases were concluded to be sales-type leases and as such, the Company derecognized the associated assets from property and equipment, net and recorded a total net investment in the lease of $88.2 million in other current assets and other assets, based on the present value of lease receivables. The Company recorded an immaterial gain related to this leasing transaction, which is included in cost of sales on the condensed consolidated statement of operations.
Pro-forma financials have not been presented because the effects were not material to the Company’s condensed consolidated financial position and results of operation for all periods presented. AutoLab became a related party to the Company starting on the date of deconsolidation. The Company has engaged AutoLab as a strategic partner to develop and deploy automation solutions for Flex and has entered into a 5-year subscription agreement. Subscription fees under the AutoLab agreement were immaterial for the six-month period ended September 28, 2018.
As of September 28, 2018, and March 31, 2018, the Company's investments in non-majority owned companies totaled $557.2 million and $411.1 million, respectively. The equity in the earnings or losses of the Company's equity method investments, including AutoLab, was not material to the consolidated results of operations for any period presented and is included in interest and other, net.
Other Current Liabilities
Other current liabilities include customer working capital advances of $226.5 million and $153.6 million, customer-related accruals of $369.8 million and $439.0 million, and deferred revenue of $247.1 million and $329.0 million as of September 28, 2018 and March 31, 2018, respectively. The customer working capital advances are not interest-bearing, do not have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production. Liabilities held for sale related to the China-based Multek operations previously recorded in other current liabilities have been removed from the condensed consolidated balance sheet as of September 28, 2018, following the execution of the divestiture. See note 12 for additional information.
3.  REVENUE

Revenue Recognition
The Company provides a comprehensive suite of services for its customers that range from advanced product design to manufacturing and logistics to after-sales services. The first step in its process for revenue recognition is to identify a contract with a customer. A contract is defined as an agreement between two parties that create enforceable rights and obligations and can be written, verbal, or implied. The Company generally enters into master supply agreements (“MSA”) with its customers that provide the framework under which business will be conducted. This includes matters such as warranty, indemnification, transfer of title and risk of loss, liability for excess and obsolete inventory, pricing formulas, payment terms, etc., and the level of business under those agreements may not be guaranteed. In those instances, we bid on a program-by-program basis and typically receive customer purchase orders for specific quantities and timing of products. As a result, the Company considers its contract with a customer to be the combination of the MSA and the purchase order, or any other similar documents such as a statement of work, product addenda, emails or other communications that embody the commitment by the customer.
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
A performance obligation is an implicitly or explicitly promised good or service that is material in the context of the contract and is both capable of being distinct (customer can benefit from the good or service on its own or together with other readily available resources) and distinct within the context of the contract (separately identifiable from other promises). The Company considers all activities typically included in its contracts, and identifies those activities representing a promise to transfer goods or services to a customer. These include, but are not limited to, design and engineering services, prototype products, tooling, etc. Each promised good or service with regards to these identified activities is accounted for as a separate performance obligation only if it is distinct - i.e., the customer can benefit from it on its own or together with other resources that are readily available to the customer. Certain activities on the other hand are determined not to constitute a promise to transfer goods or service, and therefore do not represent separate performance obligations for revenue recognition (e.g., procurement of materials and standard workmanship warranty).
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company's contracts have a single performance obligation as the promise to transfer the individual good or service is not separately identifiable from other promises in the contract and is, therefore, not distinct. Promised goods or services that are immaterial in the context of the contract are not separately assessed as performance obligations. In the event that more than one performance obligation is identified in a contract, the Company is required to allocate the transaction price between the performance obligations. The allocation would generally be performed on the basis of a relative standalone price for each distinct good or service. This standalone price most often represents the price that Flex would sell similar goods or services separately.
Contract Balances
A contract asset is recognized when the Company has recognized revenue, but not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheet and transferred to receivables when rights to payment become unconditional. The following table summarizes the activity in the Company's contract assets during the six-month period ended September 28, 2018 (in thousands):

Contract Assets
Beginning balance, April 1, 2018	$—
Cumulative effect adjustment at April 1, 2018	412,787
Revenue recognized	3,566,140
Amounts collected or invoiced	(3,560,769)
Ending balance, September 28, 2018	$418,158
A contract liability is recognized when the Company receives payments in advance of the satisfaction of performance and is included in other current liabilities on the condensed consolidated balance sheets. Contract liabilities were $247.1 million and $265.3 million as of September 28, 2018 and April 1, 2018, respectively.
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated based on timing of transfer - point in time and overtime - for the three-month and six-month periods ended September 28, 2018 (in thousands), respectively:
Three-month Period Ended September 28, 2018

	HRS	CTG	IEI	CEC	Total
Timing of Transfer
Point in time	$893,141	$1,203,696	$1,089,319	$1,519,041	$4,705,197
Over time	314,830	592,187	476,634	621,756	2,005,407
Total segment	$1,207,971	$1,795,883	$1,565,953	$2,140,797	$6,710,604
Six-month Period Ended September 28, 2018

	HRS	CTG	IEI	CEC	Total
Timing of Transfer
Point in time	$1,898,321	$2,504,333	$2,153,218	$3,012,548	$9,568,420
Over time	525,075	1,099,484	859,046	1,082,535	3,566,140
Total segment	$2,423,396	$3,603,817	$3,012,264	$4,095,083	$13,134,560

4.  SHARE-BASED COMPENSATION
The Company's primary plan used for granting equity compensation awards is the 2017 Equity Incentive Plan (the "2017 Plan").

The following table summarizes the Company’s share-based compensation expense:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(In thousands)
Cost of sales	$4,767	$4,985	$10,171	$8,304
Selling, general and administrative expenses	14,314	15,479	29,863	33,956
Total share-based compensation expense	$19,081	$20,464	$40,034	$42,260

Total unrecognized compensation expense related to share options under all plans was $4.3 million and will be recognized over a weighted-average remaining vesting period of 1.9 years. As of September 28, 2018, the number of options outstanding and exercisable under all plans was 1.1 million and 0.6 million, respectively, at a weighted-average exercise price of $3.40 per share and $4.02 per share, respectively.
During the six-month period ended September 28, 2018, the Company granted 5.5 million unvested restricted share unit awards. Of this amount, approximately 4.2 million are plain-vanilla unvested restricted share unit awards with no performance or market conditions with an average grant date price of $14.02 per award and will vest over four years. Further, approximately 1.3 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions. The average grant date fair value of these awards contingent on certain market conditions was estimated to be $14.00 per award and was calculated using a Monte Carlo simulation. The number of shares contingent on market conditions that ultimately will vest will range from zero up to a maximum of 2.6 million based on a measurement of the percentile rank of the Company’s total shareholder return over a certain specified period against the Standard and Poor’s (“S&P”) 500 Composite Index and will cliff vest after a period of three years, if such market conditions have been met.
As of September 28, 2018, approximately 14.1 million unvested restricted share unit awards under all plans were outstanding, of which vesting for a targeted amount of 2.6 million is contingent primarily on meeting certain market conditions. The number of shares that will ultimately be issued can range from zero to 5.2 million based on the achievement levels of the respective conditions. During the six-month period ended September 28, 2018, 0.6 million shares vested in connection with the restricted share unit awards with market conditions granted in fiscal year 2016.
As of September 28, 2018, total unrecognized compensation expense related to unvested restricted share unit awards under all plans was approximately $168.6 million, and will be recognized over a weighted-average remaining vesting period of 2.7 years.

5.  EARNINGS PER SHARE
The following table reflects basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share attributable to the shareholders of Flex Ltd.:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(In thousands, except per share amounts)
Basic earnings per share:
Net income	$86,885	$205,086	$202,920	$329,796
Shares used in computation:
Weighted-average ordinary shares outstanding	531,503	531,313	530,426	530,790
Basic earnings per share	0.16	0.39	0.38	0.62

Diluted earnings per share:
Net income	$86,885	$205,086	$202,920	$329,796
Shares used in computation:
Weighted-average ordinary shares outstanding	531,503	531,313	530,426	530,790
Weighted-average ordinary share equivalents from stock options and awards (1) (2)	2,955	4,706	4,601	5,521
Weighted-average ordinary shares and ordinary share equivalents outstanding	534,458	536,019	535,027	536,311
Diluted earnings per share	0.16	0.38	0.38	0.61
____________________________________________________________

(1)
An immaterial amount of options to purchase ordinary shares were excluded from the computation of diluted earnings per share during the three-month and six-month periods ended September 28, 2018 and September 29, 2017, respectively, due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

(2)
Restricted share unit awards of 3.1 million for the three-month and six-month periods ended September 28, 2018 were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents. An immaterial amount of anti-dilutive restricted share unit awards was excluded for the three-month and six-month periods ended September 29, 2017.

6.  INTEREST AND OTHER, NET

During the three and six-month periods ended September 28, 2018, the Company recognized interest expense of $35.1 million and $68.7 million, respectively, on its debt obligations outstanding during the periods. During the three and six-month periods ended September 29, 2017, the Company recognized interest expense of $29.6 million and $58.6 million, respectively, on its debt obligations outstanding during the periods.
7.  OTHER CHARGES (INCOME), NET
During the six-month period ended September 28, 2018, the Company recognized other income of $80.4 million, primarily driven by a $87.3 million gain on the deconsolidation of AutoLab. Refer to note 2 for further details of the deconsolidation.
During the six-month period ended September 29, 2017, the Company deconsolidated Elementum SCM (Cayman) Ltd and recognized a gain on deconsolidation of approximately $151.6 million with no related tax impact, which is included in other charges (income), net on the condensed consolidated statement of operations.

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
As of September 28, 2018, the aggregate notional amount of the Company’s outstanding foreign currency derivative contracts was $8.3 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	2,258,000	—	$328,494	$—
EUR	74,296	38,747	87,302	45,635
HUF	27,835,000	—	101,026	—
ILS	179,000	5,250	49,890	1,463
MXN	4,590,000	—	242,508	—
MYR	405,700	45,000	98,135	10,885
RON	180,700	—	45,570	—
SGD	47,500	—	34,799	—
Other	N/A	N/A	37,295	5,436
			1,025,019	63,419
Other Foreign Currency Contracts
CAD	394,519	416,218	304,213	320,945
CNY	1,552,000	—	226,025	—
EUR	1,722,006	1,884,924	2,023,008	2,214,953
GBP	36,557	64,161	48,180	84,499
HUF	89,504,773	97,417,006	324,854	353,571
ILS	224,300	—	62,516	—
INR	5,735,497	8,205,341	79,226	113,127
MXN	2,611,896	2,050,476	137,997	108,335
MYR	643,720	341,430	155,710	82,589
SEK	467,158	546,573	52,141	62,010
SGD	88,850	49,740	65,092	36,440
Other	N/A	N/A	89,580	256,393
			3,568,542	3,632,862

Total Notional Contract Value in USD			$4,593,561	$3,696,281
As of September 28, 2018, the fair value of the Company’s short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the condensed consolidated statements of operations. As of September 28, 2018, and March 31, 2018, the Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. Deferred losses were $11.8 million as of September 28, 2018, and are expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations primarily over the next twelve-month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal periods presented and are included as a component of interest and other, net in the condensed consolidated statements of operations.
The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 28, 2018	March 31, 2018	Balance Sheet Location	September 28, 2018	March 31, 2018
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$10,317	$19,422	Other current liabilities	$24,621	$7,065

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$9,970	$23,912	Other current liabilities	$8,259	$18,246
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
9.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	September 28, 2018			September 29, 2017
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(76,649)	$(94,185)	$(170,834)	$(34,595)	$(84,881)	$(119,476)
Other comprehensive gain (loss) before reclassifications	945	(6,622)	(5,677)	(3,865)	9,478	5,613
Net (gains) losses reclassified from accumulated other comprehensive loss	20,130	—	20,130	(10,010)	—	(10,010)
Net current-period other comprehensive gain (loss)	21,075	(6,622)	14,453	(13,875)	9,478	(4,397)
Ending balance	$(55,574)	$(100,807)	$(156,381)	$(48,470)	$(75,403)	$(123,873)

	Six-Month Periods Ended
	September 28, 2018				September 29, 2017
	Unrealized loss on derivative instruments and other		Foreign currency translation adjustments	Total	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(35,746)		$(50,099)	$(85,845)	$(32,426)	$(95,717)	$(128,143)
Other comprehensive gain (loss) before reclassifications	(40,714)		(50,708)	(91,422)	(845)	20,314	19,469
Net (gains) losses reclassified from accumulated other comprehensive loss	20,886	—	—	20,886	(15,199)	—	(15,199)
Net current-period other comprehensive gain (loss)	(19,828)		(50,708)	(70,536)	(16,044)	20,314	4,270
Ending balance	$(55,574)		$(100,807)	$(156,381)	$(48,470)	$(75,403)	$(123,873)

Substantially all unrealized losses relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three and six-month periods ended September 28, 2018 were recognized as a component of cost of sales in the condensed consolidated statement of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges.
10.  TRADE RECEIVABLES SECURITIZATION
The Company sells trade receivables under two asset-backed securitization programs and an accounts receivable factoring program.
Asset-Backed Securitization Programs
The Company continuously sells designated pools of trade receivables under its Global Asset-Backed Securitization Agreement (the “Global Program”) and its North American Asset-Backed Securitization Agreement (the “North American Program,” collectively, the “ABS Programs”) to affiliated special purpose entities, each of which in turn sells 100% of the receivables to unaffiliated financial institutions. These programs allow the operating subsidiaries to receive a cash payment and a deferred purchase price receivable for sold receivables. The portion of the purchase price for the receivables which is not paid by the unaffiliated financial institutions in cash is a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables, which are included in other current assets as of September 28, 2018 and March 31, 2018, were carried at the expected recovery amount of the related receivables. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a loss on sale of the related receivables, and recorded in interest and other, net in the condensed consolidated statements of operations and were immaterial for all periods presented.
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

 The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.1% to 0.5% of serviced receivables per annum. Servicing fees recognized during the three-month and six-month periods ended September 28, 2018, and September 29, 2017 were not material and are included in interest and other, net within the condensed consolidated statements of operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets and liabilities are recognized.
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
As of September 28, 2018, and March 31, 2018, the accounts receivable balances that were sold under the ABS Programs were removed from the condensed consolidated balance sheets and the net cash proceeds received by the Company during the six-month periods ended September 28, 2018 and September 29, 2017 were included as cash provided by operating activities in the condensed consolidated statements of cash flows. We recognize these proceeds net of the deferred purchase price, consisting of a receivable from the purchasers that entitles us to certain collections on the receivable. We recognize the collection of the deferred purchase price in net cash provided by investing activities in the condensed consolidated statements of cash flows as cash collections of deferred purchase price.
As of September 28, 2018, approximately $1.3 billion of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds of approximately $1.0 billion and deferred purchase price receivables of $304.3 million. As of March 31, 2018, approximately $1.5 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $1.1 billion and deferred purchase price receivables of $445.4 million. The deferred purchase price balances as of September 28, 2018 and March 31, 2018, also represent the non-cash beneficial interest obtained in exchange for securitized receivables.
 For the six-month periods ended September 28, 2018 and September 29, 2017, cash flows from sales of receivables under the ABS Programs consisted of approximately $3.7 billion and $4.0 billion, respectively, for transfers of receivables, and approximately $1.8 billion and $2.5 billion, respectively, for collection on deferred purchase price receivables. The Company's cash flows from transfer of receivables consist primarily of proceeds from collections reinvested in revolving-period transfers. Cash flows from new transfers were not significant for all periods presented.
Trade Accounts Receivable Sale Program

The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $463.2 million and $286.4 million as of September 28, 2018 and March 31, 2018, respectively. For the six-month periods ended September 28, 2018 and September 29, 2017, total accounts receivable sold to certain third-party banking institutions was approximately $1.4 billion and $0.6 billion, respectively, primarily due to certain customers transferring from the ABS Programs to the Trade Account Receivable Sale Program. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.
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
There were no transfers between levels in the fair value hierarchy during the six-month periods ended September 28, 2018 and September 29, 2017.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of September 28, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$451,551	$—	$451,551
Foreign exchange contracts (Note 8)	—	20,287	—	20,287
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	6,267	76,021	—	82,288
Liabilities:				0.003
Foreign exchange contracts (Note 8)	$—	$(32,880)	$—	$(32,880)

	Fair Value Measurements as of March 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$452,622	$—	$452,622
Foreign exchange contracts (Note 8)	—	43,334	—	43,334
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	7,196	67,532	—	74,728
Liabilities:				0
Foreign exchange contracts (Note 8)	$—	$(25,311)	$—	$(25,311)
Other financial instruments

The following table presents the Company’s major debts not carried at fair value:

	As of September 28, 2018		As of March 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)
4.625% Notes due February 2020	$500,000	$507,031	$500,000	$513,596	Level 1
Term Loan, including current portion, due in installments through November 2021	679,688	683,086	687,813	689,966	Level 1
Term Loan, including current portion, due in installments through June 2022	471,094	473,449	483,656	485,470	Level 1
5.000% Notes due February 2023	500,000	513,830	500,000	525,292	Level 1
4.750% Notes due June 2025	596,599	605,146	596,387	627,407	Level 1
Euro Term Loan due September 2020	55,804	55,804	59,443	59,443	Level 1
Euro Term Loan due January 2022	117,481	117,481	123,518	123,518	Level 1
Total	$2,920,666	$2,955,827	$2,950,817	$3,024,692
The Company values its Euro Term Loans due September 2020 and January 2022 based on the current market rate, and as of September 28, 2018, the carrying amounts approximate fair values.
The Term Loans due November 2021 and June 2022, and the Notes due February 2020, February 2023 and June 2025 are valued based on broker trading prices in active markets.
12. BUSINESS AND ASSET DIVESTITURES
During the three-month period ended September 28, 2018, the Company divested its China-based Multek operations, for proceeds of approximately $264.4 million, net of cash. The Company transferred approximately $231.4 million of net assets, primarily property and equipment, accounts receivable, and accounts payable. Further, the Company incurred various selling transaction costs as part of this divestiture and allocated approximately $19.0 million of goodwill to the divested business. This transaction resulted in the recognition of an immaterial loss which is included in other charges (income), net in the condensed consolidated statements of operations as of September 28, 2018.
Pro-forma results of operations for this divestiture have not been presented because the effect was not material to the Company's consolidated financial results for all periods presented.
13.  COMMITMENTS AND CONTINGENCIES

Litigation and other legal matters
In connection with the matters described below, the Company has accrued for loss contingencies where it believes that losses are probable and estimable. The amounts accrued are not material. Although it is reasonably possible that actual losses could be in excess of the Company’s accrual, the Company is unable to estimate a reasonably possible loss or range of loss in excess of its accrual, except as discussed below, due to various reasons, including, among others, that: (i) the proceedings are in early stages or no claims has been asserted, (ii) specific damages have not been sought in all of these matters, (iii) damages, if asserted, are considered unsupported and/or exaggerated, (iv) there is uncertainty as to the outcome of pending appeals, motions, or settlements, (v) there are significant factual issues to be resolved, and/or (vi) there are novel legal issues or unsettled legal theories presented. Any such excess loss could have a material adverse effect on the Company’s results of operations or cash flows for a particular period or on the Company’s financial condition.
In addition, the Company provides design and engineering services to its customers and also designs and makes its own products. As a consequence of these activities, its customers are requiring the Company to take responsibility for intellectual property to a greater extent than in its manufacturing and assembly businesses. Although the Company believes that its intellectual property assets and licenses are sufficient for the operation of its business as it currently conducts it, from time to time third parties do assert patent infringement claims against the Company or its customers. If and when third parties make assertions regarding the ownership or right to use intellectual property, the Company could be required to either enter into licensing arrangements or to resolve the issue through litigation. Such license rights might not be available to the Company on commercially acceptable terms, if at all, and any such litigation might not be resolved in its favor. Additionally, litigation could be lengthy and costly and could materially harm the Company's financial condition regardless of the outcome. The Company also could be required to incur substantial costs to redesign a product or re-perform design services.
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
On May 8, 2018, a putative class action was filed in the Northern District of California against the Company and certain officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, alleging misstatements and/or omissions in certain of the Company’s financial results, press releases and SEC filings made during the putative class period of January 26, 2017 through April 26, 2018. On October 1, 2018, the Court appointed lead plaintiff and lead plaintiff’s counsel in the case. On October 15, 2018, the Court issued an order providing that lead plaintiff shall file an amended complaint by November 30, 2018 and that defendants shall respond to the amended complaint by January 10, 2019, and setting the hearing on defendants’ motion to dismiss for March 21, 2019. The Court also set a case management conference for December 12, 2018. The Company believes that the claims are without merit and intends to vigorously defend this case.
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
One of the Company's Brazilian subsidiaries has received related assessments for certain sales and import taxes. There are six tax assessments totaling 346 million Brazilian reals (approximately USD $85.24 million based on the exchange rate as of September 28, 2018). The assessments are in various stages of the review process at the administrative level and no tax proceeding has been finalized yet. The Company believes there is no legal basis for these assessments and has meritorious defenses and will continue to vigorously oppose all of these assessments, as well as any future assessments. The Company does not expect final judicial determination on any of these claims for several years.
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
14.  SHARE REPURCHASES

During the three-month and six-month periods ended September 28, 2018, the Company repurchased 4.4 million shares at an aggregate purchase price of $60.0 million, and retired all of these shares.
 Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $500 million in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Annual General Meeting held on August 16, 2018. As of September 28, 2018, shares in the aggregate amount of $453.5 million were available to be repurchased under the current plan.
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
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, customer related asset impairments charges, the new revenue standard adoption impact, contingencies and other, other charges (income), net and interest and other, net.

Selected financial information by segment is in the table below. For the six-month period ended September 28, 2018, we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings, as further described in note 1 to the condensed consolidated financial statements. The comparative information for the three and six-month periods ended September 29, 2017 has not been restated and continues to be reported under the accounting standards in effect at the time:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
	(In thousands)
Net sales:
Communications & Enterprise Compute	$2,140,797	$1,901,057	$4,095,083	$3,874,390
Consumer Technologies Group	1,795,883	1,755,143	3,603,817	3,267,112
Industrial & Emerging Industries	1,565,953	1,454,539	3,012,264	2,845,138
High Reliability Solutions	1,207,971	1,159,681	2,423,396	2,292,052
	$6,710,604	$6,270,420	$13,134,560	$12,278,692
Segment income and reconciliation of income before tax:
Communications & Enterprise Compute	$62,855	$42,733	$108,873	$91,335
Consumer Technologies Group	31,212	30,722	57,769	48,726
Industrial & Emerging Industries	65,857	50,945	117,218	106,322
High Reliability Solutions	89,589	92,364	183,123	182,576
Corporate and Other	(25,983)	(28,438)	(55,745)	(62,716)
Total segment income	223,530	188,326	411,238	366,243
Reconciling items:
Intangible amortization	18,234	16,376	36,751	36,277
Stock-based compensation	19,081	20,464	40,034	42,260
Customer related asset impairments (1)	30,100	4,753	47,464	4,753
New revenue standard adoption impact (Note 1 & Note 3)	—	—	9,291	—
Contingencies and other (2)	(269)	43,933	24,859	43,933
Other charges (income), net (Note 7)	6,530	(143,167)	(80,394)	(179,332)
Interest and other, net	41,060	27,554	82,802	54,430
Income before income taxes	$108,794	$218,413	$250,431	$363,922

(1)
Customer related asset impairments for the three and six-month periods ended September 28, 2018 relate to additional provision for doubtful accounts receivable, inventory and impairment of other assets for certain customers experiencing significant financial difficulties as well as $30 million of exit costs primarily related to our estimated impairment of fixed assets considered not recoverable in conjunction with the wind-down of our NIKE footwear manufacturing operations in Mexico.

(2)
Contingencies and other during the three and six-month periods ended September 28, 2018 primarily consists of costs incurred relating to the independent investigation undertaken by the Audit Committee of the Company’s Board of Directors which was completed in June 2018, along with certain restructuring charges incurred during our first quarter of fiscal year 2019 offset by certain immaterial reversals in the second quarter of fiscal year 2019.

During the three and six-month periods ended September 29, 2017, the Company incurred charges in connection with certain legal matters, for loss contingencies where it believed that losses were probable and estimable. Additionally, the Company incurred various other charges predominately related to damages incurred from a typhoon that impacted a China facility, along with certain restructuring charges primarily related to severance for rationalization at existing sites and corporate functions.
Corporate and other primarily includes corporate services costs that are not included in the Chief Operating Decision Maker's ("CODM") assessment of the performance of each of the identified reporting segments.
Property and equipment on a segment basis is not disclosed as it is not separately identified and is not internally reported by segment to the Company's CODM.

16.  BANK BORROWINGS AND LONG TERM DEBT

Term Loan Facility due September 2023

In July 2018, the Company entered into a $200 million term loan facility (the "Facility"). The Facility will be used to fund capital expenditure to support our expansion plan for India. The availability period during which drawdown can be made will be from the date of the agreement to and including June 30, 2019. The maximum maturity of each drawdown will be 5 years from the funded Capex shipment date. As a result, the longest maturity date of any future drawdown under the Facility will be June 30, 2024. Borrowings under this term loan bear interest at LIBOR plus a margin of 1.15%. The Facility is unsecured, guaranteed by the Company, and contains customary restrictions on the ability of the Company and its subsidiaries to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to certain exceptions and limitations. This Facility agreement also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio, as defined therein, during its term. As of September 28, 2018, the Company was in compliance with the covenants under this term loan agreement.
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
OVERVIEW
We are a globally-recognized, provider of Sketch-to-Scaletm services - innovative design, engineering, manufacturing, and supply chain services and solutions - from conceptual sketch to full-scale production. We design, build, ship and service complete packaged consumer and enterprise products, for companies of all sizes in various industries and end-markets, through our activities in the following segments:

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

•
Consumer Technologies Group ("CTG"), which includes our consumer-related businesses in connected living, wearables, gaming, augmented and virtual reality, and mobile devices; and including various supply chain solutions for notebook personal computers, tablets, and printers;

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
We are one of the world's largest providers of global supply chain solutions, with revenues of $13.1 billion for the six-month period ended September 28, 2018 and $25.4 billion in fiscal year 2018. On April 1, 2018, the Company adopted the new revenue standard and as a result we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings, as further described in note 1 to the condensed consolidated financial statements. The comparative information has not been restated and continues to be reported under the accounting standards in effect at the time. The following tables set forth the relative percentages and dollar amounts of net sales and net property and equipment, by country, based on the location of our manufacturing sites:

	Three-Month Periods Ended				Six-Month Periods Ended
Net sales:	September 28, 2018		September 29, 2017		September 28, 2018		September 29, 2017
	(In millions)
China	$1,730	26%	$1,752	28%	$3,400	26%	$3,497	28%
Mexico	1,197	18%	1,079	17%	2,320	18%	2,119	17%
U.S.	782	12%	740	12%	1,288	10%	1,435	12%
Malaysia	561	8%	515	8%	1,038	8%	1,020	8%
Brazil	533	8%	642	10%	1,120	9%	1,240	10%
India	440	7%	146	2%	908	7%	256	2%
Other	1,468	22%	1,396	22%	3,061	23%	2,712	22%
	$6,711		$6,270		$13,135		$12,279

	As of		As of
Property and equipment, net:	September 28, 2018		March 31, 2018
	(In millions)
China	$524	23%	$492	22%
Mexico	519	23%	587	26%
U.S.	325	14%	305	14%
India	167	7%	78	3%
Malaysia	147	6%	153	7%
Hungary	138	6%	150	7%
Other	458	20%	475	21%
	$2,278		$2,240
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

•	the effects on our business when our customers are not successful in marketing their products, or when their products do not gain widespread commercial acceptance;

•	our ability to achieve commercially viable production yields and to manufacture components in commercial quantities to the performance specifications demanded by our customers;

•	the effects on our business due to our customers’ products having short product life cycles;

•	our customers’ ability to cancel or delay orders or change production quantities;

•	our customers’ decision to choose internal manufacturing instead of outsourcing for their product requirements;

•	our exposure to financially troubled customers;

•	integration of acquired businesses and facilities;

•	increased labor costs due to adverse labor conditions in the markets we operate;

•	the impacts on our business due to capacity constraints in certain location;

•	the impacts on our business due to component shortages;

•	changes in tax legislation; and

•	changes in trade regulations and treaties.
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
Refer to the accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, where we discuss our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There were no changes to our accounting policies other than the adoption of ASC 606, as discussed below. In addition, due to the recent stock price decline, we believe the significant drop in market value constitutes a "triggering event" in accordance with the applicable accounting literature, and accordingly commenced an interim impairment test as noted below.
Revenue Recognition
In determining the appropriate amount of revenue to recognize, we apply the following steps: (i) identify the contracts with the customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) we satisfy a performance obligation. Further, we assess whether control of the product or services promised under the contract is transferred to the customer at a point in time (PIT) or over time (OT). We are first required to evaluate whether our contracts meet the criteria for OT recognition. We have determined that for a portion of our contracts, we are manufacturing products for which there is no alternative use (due to the unique nature of the customer-specific product and IP restrictions) and we have an enforceable right to payment including a reasonable profit for work-in-progress inventory with respect to these contracts. As a result, revenue is recognized under these contracts OT based on the cost-to-cost method as it best depicts the transfer of control to the customer measured based on the ratio of costs incurred to date as compared to the total estimated costs at completion of the performance obligation. For all other contracts that do not meet these criteria, we recognize revenue when it has transferred control of the related manufactured products which generally occurs upon delivery and passage of title to the customer. Refer to notes 1 and 3 to the condensed consolidated financial statements for further details.
Carrying Value of Long-Lived Assets
Goodwill is tested for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit, which typically is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. Due to the recent decline in the Company's market capitalization, we believe this constitutes a "triggering event" in accordance with the applicable accounting literature and accordingly commenced an interim impairment test. We are in the process of completing the first step of the goodwill impairment test which includes comparing the fair value of a reporting unit with its carrying amount, including goodwill. Based on preliminary results, the Company believes that it is probable that the fair value of the CTG reporting unit is lower than its carrying value. The carrying value of CTG's goodwill as of September 28, 2018 is $103 million. The Company is in the process of finalizing the long-term financial projections necessary to complete the first step of the goodwill impairment test. If it is determined that the goodwill of any of the reporting units is in fact impaired, the Company will then proceed to the second step of the impairment test in which it will measure the fair value of such reporting unit’s identified tangible and intangible assets and liabilities in order to determine the implied fair value of its goodwill and any resulting goodwill impairment. Refer to note 2 to the condensed consolidated financial statements for further details.
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

	Three-Month Periods Ended		Six-Month Periods Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.0	93.7	94.1	93.5
Gross profit	6.0	6.3	5.9	6.5
Selling, general and administrative expenses	3.4	4.4	3.7	4.3
Intangible amortization	0.3	0.3	0.3	0.3
Interest and other, net	0.6	0.4	0.6	0.4
Other charges (income), net	0.1	(2.3)	(0.6)	(1.5)
Income before income taxes	1.6	3.5	1.9	3.0
Provision for income taxes	0.3	0.2	0.4	0.3
Net income	1.3%	3.3%	1.5%	2.7%
Net sales
The following table sets forth our net sales by segment and their relative percentages. Historical information has been recast to reflect realignment of customers and/or products between segments to ensure comparability:

	Three-Month Periods Ended				Six-Month Periods Ended
Segments:	September 28, 2018		September 29, 2017		September 28, 2018		September 29, 2017
	(In millions)
Communications & Enterprise Compute	$2,141	32%	$1,901	30%	$4,095	31%	$3,874	32%
Consumer Technologies Group	1,796	27%	1,755	28%	3,604	27%	3,267	27%
Industrial & Emerging Industries	1,566	23%	1,455	23%	3,012	23%	2,845	23%
High Reliability Solutions	1,208	18%	1,160	18%	2,423	18%	2,292	19%
	$6,711		$6,270		$13,135		$12,279

Net sales during the three-month period ended September 28, 2018 totaled $6.7 billion, representing an increase of approximately $0.4 billion, or 7% from $6.3 billion during the three-month period ended September 29, 2017. The overall increase in sales was driven by increases across all of our segments. Our CTG segment increased $41 million, primarily because of new customer program launches in our mobile devices businesses, offset by declines due to certain exiting customers and end of life programs within the legacy consumer sectors of the segment. Our HRS segment increased $48 million primarily from higher sales in our medical businesses as we ramp new programs. Our IEI segment increased $111 million, mainly driven by new programs and customer launches within our industrial, home and lifestyle business, offset by modest declines in our capital equipment and energy business. Our CEC segment increased $240 million, driven by momentum from our cloud and data center business as well as the expansion of network infrastructure programs to support 5G technology, offset by declines in our legacy communications business. Net sales increased across all our regions with increases of $278 million to $3.0 billion in Asia, $122 million to $1.2 billion in Europe, and $40 million to $2.5 billion in the Americas.
Net sales during the six-month period ended September 28, 2018 totaled $13.1 billion, representing an increase of approximately $0.9 billion, or 7% from $12.3 billion during the six-month period ended September 29, 2017. The increase in net sales during the period was notable across all of our segments, driven by the same factors described above. Net sales increased across all our regions with increases of $47 million to $4.9 billion in the Americas, $529 million to $5.9 billion in Asia, and $280 million to $2.4 billion in Europe.
Our ten largest customers, during the three and six-month periods ended September 28, 2018, accounted for approximately 43% of net sales. Our ten largest customers, during the three and six-month periods ended September 29, 2017, accounted for approximately 42% of net sales. No customer accounted for more than 10% of net sales during the three and six-month periods ended September 28, 2018 or September 29, 2017.
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
Gross profit during the three-month period ended September 28, 2018 increased $9 million to $402 million, or 6.0% of net sales, from $393 million, or 6.3% of net sales, during the three-month period ended September 29, 2017. This was as a result of the additional gross profit from increased revenue offset as noted above by $30.1 million of exit costs primarily related to our estimated impairment of fixed assets considered not recoverable in conjunction with the wind-down of our NIKE footwear manufacturing operations in Mexico in the second quarter of fiscal year 2019. Gross profit during the six-month period ended September 28, 2018 decreased $20 million to $780 million, or 5.9% of net sales, from $800 million, or 6.5% of net sales, during the six-month period ended September 29, 2017. Gross margin deteriorated 30 basis points during the same period. The decrease in both gross profit and gross margin is primarily due to additional charge recorded in the three-month period ended September 28, 2018 related to the wind-down of our NIKE operations in Mexico along with unfavorable mix shifts, most notably inside our CTG business.
Segment Income
An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, customer related asset impairments, the new revenue standard adoption impact, contingencies and other, other charges (income), net and interest and other, net. A portion of depreciation is allocated to the respective segment together with other general corporate research and development and administrative expenses.
The following table sets forth segment income and margins. Historical information has been recast to reflect realignment of customers and/or products between segments:

	Three-Month Periods Ended				Six-Month Periods Ended
	September 28, 2018		September 29, 2017		September 28, 2018		September 29, 2017
	(In millions)
Segment income and reconciliation of income before tax:
Communications & Enterprise Compute	$63	2.9%	$43	2.2%	109	2.7%	$91	2.4%
Consumer Technologies Group	31	1.7%	31	1.8%	58	1.6%	49	1.5%
Industrial & Emerging Industries	66	4.2%	51	3.5%	117	3.9%	106	3.7%
High Reliability Solutions	90	7.4%	92	8.0%	183	7.6%	183	8.0%
Corporate and Other	(26)		(28)		(56)		(63)
Total segment income	224	3.3%	188	3.0%	411	3.1%	366	3.0%
Reconciling items:
Intangible amortization	18		16		37		36
Stock-based compensation	19		20		40		42
Customer related asset impairments (1)	30		5		47		5
New revenue standard adoption impact (Note 1 & Note 3)	—		—		9		—
Contingencies and other (2)	—		44		25		44
Other charges (income), net (Note 7)	7		(143)		(80)		(179)
Interest and other, net	41		28		83		54
Income before income taxes	$109		$218		$250		$364

(1)
Customer related asset impairments for the three and six-month periods ended September 28, 2018 relate to additional provision for doubtful accounts receivable, inventory and impairment of other assets for certain customers experiencing significant financial difficulties as well as $30 million of exit costs primarily related to our estimated impairment of fixed assets considered not recoverable in conjunction with the wind-down of our NIKE footwear manufacturing operations in Mexico.

(2)
Contingencies and other during the three and six-month periods ended September 28, 2018 primarily consists of costs incurred relating to the independent investigation undertaken by the Audit Committee of the Company’s Board of Directors which was completed in June 2018, along with certain restructuring charges incurred during our first quarter of fiscal year 2019 offset by certain immaterial reversals in the second quarter of fiscal year 2019.

During the three and six-month periods ended September 29, 2017, the Company incurred charges in connection with certain legal matters, for loss contingencies where it believed that losses were probable and estimable. Additionally, the Company incurred various other charges predominately related to damages incurred from a typhoon that impacted a China facility, along with certain restructuring charges primarily related to severance for rationalization at existing sites and corporate functions.
CEC segment margin increased 70 basis points, to 2.9% for the three-month period ended September 28, 2018, from 2.2% during the three-month period ended September 29, 2017. CEC segment margin increased 30 basis points, to 2.7% for the six-month period ended September 28, 2018, from 2.4% for the six-month period ended September 29, 2017. The increase in CEC's margin during the period is primarily due to better absorption of our cost structure from its higher revenue as well as an improved margin mix with greater concentration of cloud data center solutions and 5G related programs.
CTG segment margin decreased 10 basis points to 1.7% for the three-month period ended September 28, 2018, from 1.8% during the three-month period ended September 29, 2017 as a result of negative impacts from mix shifts within the segment to lower margin customers, and lower than expected revenue from certain mobile customers due to capacity constraints primarily in India, offset by lower losses from NIKE compared to the same period in the prior year. CTG segment margin increased 10 basis points, to 1.6% for the six-month period ended September 28, 2018, from 1.5% for the six-month period ended September 29, 2017 primarily due to lesser losses from NIKE compared to the same period in the prior year.
IEI segment margin increased 70 basis points, to 4.2% for the three-month period ended September 28, 2018, from 3.5% during the three-month period ended September 29, 2017. IEI segment margin increased 20 basis points, to 3.9% for the six-month period ended September 28, 2018, from 3.7% for the six-month period ended September 29, 2017. The increase in IEI's margin during the period is primarily due to improved overhead absorption benefits from the increased revenues from new programs ramps in our industrial, home and lifestyle business offset by reduced demand in capital equipment and energy businesses.
HRS segment margin decreased 60 basis points, to 7.4% for the three-month period ended September 28, 2018, from 8.0% during the three-month period ended September 29, 2017. HRS segment margin decreased 40 basis points, to 7.6% for the six-month period ended September 28, 2018, from 8.0% for the six-month period ended September 29, 2017 primarily as a result of margin pressure in certain parts of our automotive business offset by increases in our medical business that carry slightly lower margin profiles.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) was $228 million, or 3.4% of net sales, during the three-month period ended September 28, 2018, decreasing $46 million from $274 million, or 4.4% of net sales, during the three-month period ended September 29, 2017. SG&A was $491 million, or 3.7% of net sales, during the six-month period ended September 28, 2018, decreasing $34 million from 525 million, or 4.3% of net sales, during the six-month period ended September 29, 2017. This decrease was primarily due to lesser incremental costs from acquisitions compared to those incurred during fiscal year 2018 as well as additional benefits realized in the three and six-month periods ended fiscal year 2019 from reduced headcount costs resulting from prior restructuring programs. In addition, we recorded certain contingencies that are probable and estimable of payout in the same period last year.
Intangible amortization
Amortization of intangible assets marginally increased during the three-month period ended September 28, 2018 to $18 million, from $16 million for the three-month period ended September 29, 2017 primarily due to incremental amortization expenses on intangible assets relating to our acquisition completed during the latter part of fiscal year 2018. Amortization of intangible assets for the six-month periods ended September 28, 2018 and September 29, 2017 remained consistent at approximately $36 million.

Interest and other, net
Interest and other, net was $41 million during the three-month period ended September 28, 2018 compared to $28 million during the three-month period ended September 29, 2017, and $83 million during the six-month period ended September 28, 2018 compared to $54 million during the six-month period ended September 29, 2017. The increase in interest and other, net was primarily a result of higher interest expense due to higher interest rates and a higher average borrowing level, increases in foreign exchange losses, coupled with a higher absorption of losses associated with certain of our strategic investments in privately held companies accounted for under the equity method of accounting.
Other charges (income), net
 Other charges (income), net was $7 million of net expense and $80 million of income during the three and six-month periods ended September 28, 2018, respectively, compared to $143 million and $179 million of income during the three and six-month periods ended September 29, 2017, respectively. The decrease is primarily due to a lower non-cash gain recognized in fiscal year 2019 as result of the deconsolidation of AutoLab AI ("AutoLab", now known as Bright Machines), or $87 million, compared to the $151.6 million non-cash gain recognized during fiscal year 2018 as a result of the deconsolidation of Elementum SCM (Cayman) Ltd. For further description on the deconsolidation of AutoLab, refer to note 2 of the condensed consolidated financial statements.
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
The consolidated effective tax rate was 20.1% and 19.0% for the three and six-month periods ended September 28, 2018 and 6.1% and 9.4% for the three and six-month periods ended September 29, 2017. The effective rate varies from the Singapore statutory rate of 17.0% as a result of recognition of earnings in different jurisdictions (we generate most of our revenues and profits from operations outside of Singapore), operating loss carryforwards, income tax credits, release of previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effect of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, Costa Rica, the Netherlands and Israel. The effective tax rate for the three and six-month periods ended September 28, 2018 is higher than the effective tax rate for the three and six-month periods ended September 29, 2017, due to a changing jurisdictional mix of income, the Company's recognition of an approximately $151.6 million gain on deconsolidation of one of its subsidiaries during the three and six-month periods ended September 29, 2017 with no related tax impact, and the current period's asset impairment charge of $30.1 million related to the wind-down of the NIKE footwear manufacturing operations in Mexico with no related tax impact.
LIQUIDITY AND CAPITAL RESOURCES
As of September 28, 2018, we had cash and cash equivalents of approximately $1.4 billion and bank and other borrowings of approximately $2.9 billion. We have a $1.75 billion revolving credit facility that expires in June 2022, under which there were no borrowings outstanding as of the end of the quarter. We have also entered into a new $200 million term loan facility in July 2018, under which there were no significant borrowings outstanding as of the end of the quarter. Refer to note 16 for details. As of September 28, 2018, we were in compliance with the covenants under all of our credit facilities and indentures.
Cash used in operating activities was $1.7 billion during the six-month period ended September 28, 2018. As further discussed below, cash collections from the deferred purchase price on our ABS sales program of $1.8 billion are included in cash from investing activities in accordance with new accounting guidance. Overall, the Company's net operating assets, primarily accounts receivable, inventory and contract asset, have increased to support increased operations and new ramps. The increased asset base has not been fully offset by the increase in accounts payable. The increased net asset position, further discussed below, was partially offset by $203 million of net income for the period plus $308 million of non-cash charges such as depreciation, amortization, and stock-based compensation, net of an $87 million gain from the deconsolidation of AutoLab, which is included in the determination of net income.
We believe net working capital and net working capital as a percentage of annualized net sales are key metrics that measure the Company’s liquidity. Net working capital position was calculated as current quarter accounts receivable, net of allowance for doubtful accounts, adding back the reduction in accounts receivable resulting from non-cash accounts receivable sales, plus inventories, less accounts payable as of March 31, 2018. As part of the adoption of ASC 606, as further described in note 1 to the condensed consolidated financial statements, we expanded net working capital to include contract assets on a going forward basis. Net working capital increased $148 million to $1.8 billion as of September 28, 2018, from $1.6 billion as of March 31, 2018. This increase is primarily driven by (i) a $643 million increase in our inventory levels from March 31, 2018, as we are carrying elevated levels due to certain component shortages as well as capacity constraints in certain locations coupled with the positioning of inventory for multiple large ramps, (ii) an increase of $418 million in contract assets upon adoption of ASC 606, (iii) a $201 million increase in accounts receivable adding back reductions from non-cash accounts receivable sales, offset by approximately $1 billion increase in accounts payable. Despite the increase in our net working capital position from March 31, 2018, current quarter net working capital as a percentage of annualized net sales for the quarter then ended remained relatively consistent at 6.7% as compared to 6.6% of annualized net sales for the quarter ended September 29, 2017. The Company generally operates in a net working capital targeted range between 6%-8% of annualized revenue for the quarter.
Cash provided by investing activities was $1.7 billion during the six-month period ended September 28, 2018. This was primarily driven by the impact of our adoption of ASU 2016-15 during the current fiscal year, which requires us to classify cash collections on deferred purchase price that were previously classified as operating cash inflows as cash flows from investing activities. Refer to note 1 to the condensed consolidated financial statements for further description of the ASU. In addition, we received $264 million of proceeds, net of cash and escrow held, in connection to the divestitures of our China-based Multek Operations as further described in note 12 to the condensed consolidated financial statements. During the six-month period ended September 28, 2018, we also invested $350 million of net capital expenditures for property and equipment to expand capabilities and capacity in support of our expanding IEI and HRS businesses as well as building out capacity in India, which was higher by $122 million from the same period in the prior year. In addition, other investing activities includes $128 million of non-cash outflow representing our investment in AutoLab following the deconsolidation.
We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Upon adoption of ASU 2016-15 during the first quarter of fiscal year 2019, our free cash flow is redefined as cash from operations, plus cash collections of deferred purchase price, less net purchases of property and equipment to present cash flows on a consistent basis for investor transparency. Our free cash flows for the six-month period ended September 28, 2018 was a use of $245 million compared to an inflow of $54 million for the six-month period ended September 29, 2017. Free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Six-Month Periods Ended
	September 28, 2018	September 29, 2017
	(In millions)
Net cash used in operating activities	$(1,708)	$(2,172)
Cash collection of deferred purchase price	1,813	2,453
Purchases of property and equipment	(363)	(264)
Proceeds from the disposition of property and equipment	13	37
Free cash flow	$(245)	$54
Cash used in financing activities was $62 million during the six-month period ended September 28, 2018, which was primarily for the repurchase of our ordinary shares in the amount of $60 million.
Our cash balances are held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months. As of September 28, 2018, and March 31, 2018, over half of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $1.6 billion as of March 31, 2018). Repatriation could result in an additional income tax payment, however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.
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
Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 16, 2018. During the six-month period ended September 28, 2018, the Company paid $60 million to repurchase shares under the current and prior repurchase plans at an average price of $13.54 per share. As of September 28, 2018, shares in the aggregate amount of $454 million were available to be repurchased under the current plan.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2018. There have been no material changes in our contractual obligations and commitments since March 31, 2018, except for a 20-year lease we entered into for certain new China facility. The total amount of future minimum lease payments is estimated to be $82 million.
OFF-BALANCE SHEET ARRANGEMENTS
We sell designated pools of trade receivables to unaffiliated financial institutions under our ABS programs, and in addition to cash, we receive a deferred purchase price receivable for each pool of the receivables sold. Each of these deferred purchase price receivables serves as additional credit support to the financial institutions and is recorded at its estimated fair value. As of September 28, 2018, and March 31, 2018, the fair values of our deferred purchase price receivable were approximately $304 million and $445 million, respectively. As of September 28, 2018, and March 31, 2018, the outstanding balance on receivables sold for cash was $1.4 billion and $1.3 billion, respectively, under all our accounts receivable sales programs, which are not included in our condensed consolidated balance sheets. For further information, see note 10 to the condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the six-month period ended September 28, 2018 as compared to the fiscal year ended March 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures
 The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 28, 2018. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2018, the Company's disclosure controls and procedures were not effective, as a result of the material weaknesses described in Part II, “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the year ended March 31, 2018, in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
(c) Changes in Internal Control Over Financial Reporting
 Other than the material weaknesses remediation efforts that we have undertaken to date, there were no changes in our internal control over financial reporting that occurred during our second quarter of fiscal year 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material legal proceedings, see note 13 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2018, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results. We are including the following revised risk factor, which updates and supersedes the corresponding risk factor disclosed in our Annual Report on Form 10-K for the year ended March 31, 2018, and which should be read in conjunction with our description of risk factors in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended March 31, 2018:
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
On October 25, 2018, we announced that Michael M. McNamara, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors, has decided to retire as Chief Executive Officer, effective December 31, 2018. Our Board has begun a search process for a new Chief Executive Officer, assisted by an executive search firm, and will be considering both internal and external candidates. Michael D. Capellas, Chairman of the Board, will actively assist the Company’s management with the Chief Executive Officer transition. Such a leadership transition can be inherently difficult to manage and an inadequate transition could cause disruption to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
 The following table provides information regarding purchases of our ordinary shares made by us for the period from June 30, 2018 through September 28, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 30, 2018 - July 2, 2018 (2)	—	$—	—	$410,064,509
July 3, 2018 - August 31, 2018 (2) (3)	2,292,015	$13.86	2,292,015	$481,740,042
September 1, 2018 - September 28, 2018 (3)	2,137,446	$13.20	2,137,446	$453,520,121
Total	4,429,461		4,429,461

(1)
During the period from June 30, 2018 through September 28, 2018, all purchases were made pursuant to the programs discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)
On August 15, 2017, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of June 29, 2018, we had shares in the aggregate amount of $410.1 million available to be repurchased under this plan, of which 1.0 million shares in the aggregate amount of $13.5 million were repurchased prior to August 16, 2018 (after which authorization under this plan terminated).

(3)
On August 16, 2018, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of September 28, 2018, shares in the aggregate amount of $453.5 million were available to be repurchased under the current plan.

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

FLEX LTD.
(Registrant)

/s/ Michael M. McNamara
Michael M. McNamara
Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2018
/s/ Christopher Collier
Christopher Collier
Chief Financial Officer
(Principal Financial Officer)

Date:	November 2, 2018