Form 10-Q
period 2018-12-31
FLEX LTD.
filed 2019-02-06
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 28, 2019
Ordinary Shares, No Par Value	521,417,529

FLEX LTD.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flex Ltd.
Singapore

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Flex Ltd. and subsidiaries (the “Company”) as of December 31, 2018 and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended December 31, 2018 and December 31, 2017, the related condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2018 and December 31, 2017, and the related notes. Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 5, 2019

FLEX LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2018	As of March 31, 2018
	(In thousands, except share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,503,368	$1,472,424
Accounts receivable, net of allowance for doubtful accounts of $77,805 and $60,051 as of December 31, 2018 and March 31, 2018, respectively	2,861,830	2,517,695
Contract assets	298,451	—
Inventories	3,897,891	3,799,829
Other current assets	930,376	1,380,466
Total current assets	9,491,916	9,170,414
Property and equipment, net	2,214,148	2,239,506
Goodwill	1,078,834	1,121,170
Other intangible assets, net	349,645	424,433
Other assets	840,542	760,332
Total assets	$13,975,085	$13,715,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$43,249	$43,011
Accounts payable	5,543,349	5,122,303
Accrued payroll	389,746	383,332
Other current liabilities	1,527,276	1,719,418
Total current liabilities	7,503,620	7,268,064
Long-term debt, net of current portion	2,906,251	2,897,631
Other liabilities	486,886	531,587
Shareholders’ equity
Ordinary shares, no par value; 572,712,781 and 578,317,848 issued, and 522,473,426 and 528,078,493 outstanding as of December 31, 2018 and March 31, 2018, respectively	6,573,727	6,636,747
Treasury stock, at cost; 50,239,355 shares as of December 31, 2018 and March 31, 2018	(388,215)	(388,215)
Accumulated deficit	(2,947,661)	(3,144,114)
Accumulated other comprehensive loss	(159,523)	(85,845)
Total shareholders’ equity	3,078,328	3,018,573
Total liabilities and shareholders’ equity	$13,975,085	$13,715,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(In thousands, except per share amounts) (Unaudited)
Net sales	$6,944,827	$6,751,552	$20,079,387	$19,030,244
Cost of sales	6,527,067	6,305,224	18,852,395	17,775,678
Restructuring charges	60,435	—	89,512	7,981
Gross profit	357,325	446,328	1,137,480	1,246,585
Selling, general and administrative expenses	237,556	247,365	722,608	772,325
Intangible amortization	20,308	19,588	57,059	55,865
Restructuring charges	5,408	—	10,921	—
Interest and other, net	54,087	31,350	136,889	85,780
Other charges (income), net	71,879	6,865	(8,515)	(172,467)
Income (loss) before income taxes	(31,913)	141,160	218,518	505,082
Provision for income taxes	13,256	22,827	60,767	56,953
Net income (loss)	$(45,169)	$118,333	$157,751	$448,129

Earnings (losses) per share:
Basic	$(0.09)	$0.22	$0.30	$0.85
Diluted	$(0.09)	$0.22	$0.30	$0.84
Weighted-average shares used in computing per share amounts:
Basic	524,876	528,405	528,528	529,984
Diluted	524,876	534,352	532,308	535,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(In thousands) (Unaudited)
Net income (loss)	$(45,169)	$118,333	$157,751	$448,129
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(7,777)	7,492	(58,485)	27,806
Unrealized gain (loss) on derivative instruments and other, net of zero tax	4,635	(4,717)	(15,193)	(20,761)
Comprehensive income (loss)	$(48,311)	$121,108	$84,073	$455,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Periods Ended
	December 31, 2018	December 31, 2017
	(In thousands) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$157,751	$448,129
Depreciation, amortization and other impairment charges	507,164	400,015
Gain from deconsolidation of Bright Machines	(86,614)	—
Gain from deconsolidation of Elementum	—	(151,574)
Changes in working capital and other	(2,906,906)	(3,804,156)
Net cash used in operating activities	(2,328,605)	(3,107,586)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(592,092)	(432,897)
Proceeds from the disposition of property and equipment	86,724	43,653
Acquisition of businesses, net of cash acquired	(12,796)	(269,724)
Proceeds from divestiture of businesses, net of cash held in divested businesses	267,147	(2,949)
Cash collections of deferred purchase price	2,707,562	3,538,604
Other investing activities, net	14,687	(120,934)
Net cash provided by investing activities	2,471,232	2,755,753
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	2,481,407	866,000
Repayments of bank borrowings and long-term debt	(2,447,873)	(907,930)
Payments for repurchases of ordinary shares	(123,979)	(180,050)
Net proceeds from issuance of ordinary shares	195	2,063
Other financing activities, net	9,689	46,482
Net cash used in financing activities	(80,561)	(173,435)
Effect of exchange rates on cash and cash equivalents	(31,122)	(14,224)
Net increase (decrease) in cash and cash equivalents	30,944	(539,492)
Cash and cash equivalents, beginning of period	1,472,424	1,830,675
Cash and cash equivalents, end of period	$1,503,368	$1,291,183

Non-cash investing activities:
Unpaid purchases of property and equipment	$94,592	$87,772
Non-cash investment in Elementum	$—	$132,679
Non-cash proceeds from sale of Wink	$—	$59,000
Non-cash investment in Bright Machines (Note 2)	$127,641	$—
Leased Assets to Bright Machines (Note 2)	$76,531	$—

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

•
Consumer Technologies Group ("CTG"), which includes consumer-related businesses in connected living, audio, consumer power electronics, and mobile devices; and including various supply chain solutions for notebook personal computers, tablets, and printers;

•
Industrial and Emerging Industries ("IEI"), which is comprised of energy including advanced metering infrastructure, energy storage, smart lighting, electric vehicle infrastructure, smart solar energy, semiconductor and capital equipment, office solutions, industrial, home and lifestyle, industrial automation, and kiosks; and

•
High Reliability Solutions ("HRS"), which is comprised of health solutions business, including consumer health, digital health, medical disposables, drug delivery, and medical equipment; automotive business, including vehicle electrification, connectivity, autonomous vehicles, and smart technologies.

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
Basis of Presentation
 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2018 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended December 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019.
The first quarters for fiscal years 2019 and 2018 ended on June 29, 2018, which is comprised of 90 days in the period, and June 30, 2017, which is comprised of 91 days in the period, respectively. The second quarters for fiscal years 2019 and 2018 ended on September 28, 2018 and September 29, 2017, which are comprised of 91 days in both periods. The Company's third quarters ends on December 31 of each year, which are comprised of 94 days and 93 days for fiscal years 2019 and 2018, respectively.

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
Recently Adopted Accounting Pronouncement
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (ASU) No. 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business” to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted the guidance on a prospective basis during the first quarter of fiscal year 2019, which did not have a material impact to its financial position as there were no acquisitions during the period of adoption.
In January 2017, the FASB issued ASU 2017-04 "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" to simplify the subsequent measurement of goodwill by eliminating step 2 from the goodwill impairment test. This guidance requires that the change be applied on a prospective basis, and it is effective for the Company beginning in the first quarter of fiscal year 2021, with early application permitted. The Company adopted the guidance during the third quarter of fiscal year 2019, which did not have a material impact to its financial position as there were no identified impairments during the period.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)." The ASU is intended to address specific cash flow issues with the objective of reducing the existing diversity in practice and provide guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows. The majority of the guidance in ASU 2016-15 was consistent with the Company's current cash flow classification. However, cash receipts on the deferred purchase price from the Company's asset-backed securitization programs described in note 11 are now classified as cash flows from investing activities instead of the Company's former presentation as cash flows from operations. The Company adopted the guidance during the first quarter of fiscal year 2019 using a monthly approach to track cash flows on deferred purchase price and retrospectively adjusted cash flows from operating and investing activities for fiscal year 2018. Commencing with the second quarter of fiscal year 2019, the Company changed to a method based on daily activity and the amounts presented for operating and investing activities for the nine-month period ended December 31, 2018 reflect the use of this method for the entire period. The Company recorded $2.7 billion of cash receipts on the deferred purchase price from the Company's asset-backed securitization programs for the nine-month period ended December 31, 2018 and reclassified $3.5 billion of cash receipts on the deferred purchase price for the nine-month period ended December 31, 2017, from cash flows from operating activities to cash flows from investing activities.
In January 2016, the FASB issued ASU 2016-01 "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This guidance generally requires equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. This guidance also requires the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The Company adopted this guidance on April 1, 2018 with an immaterial impact on the Company's financial position, results of operations or cash flows.
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
As part of adopting ASC 606, revenue for certain customer contracts where the Company is manufacturing products for which there is no alternative use and the Company has an enforceable right to payment including a reasonable profit for work-in-progress, inventory will be recognized over time (i.e., as the Company manufactures the product) instead of upon shipment of products. In addition to the following disclosures, note 3 provides further disclosures required by the new standard.
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

The adoption of ASC 606 resulted in the establishment of contract asset and contract liability balance sheet accounts and in the reclassification to these new accounts from certain asset and liability accounts, primarily inventories. The increase in accumulated deficit in the table above reflects $37.9 million of net adjustments to the balance sheet as of April 1, 2018, resulting from the adoption of ASC 606 primarily related to certain customer contracts requiring an over-time method of revenue recognition. The declines in inventories and other current assets reflect reclassifications to contract assets due to the earlier recognition of certain costs of products sold for over-time contracts. The decline in other current liabilities is primarily due to the reclassification of payments from customers in advance of work performed to contract assets to reflect the net position of the related over-time contracts.
The following tables summarize the impacts of ASC 606 adoption on the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations:

Condensed Consolidated Balance Sheet
As of December 31, 2018
	Impact of Adopting ASC 606
(In thousands) (Unaudited)	As Reported	Adjustments	Balance without ASC 606 Adoption
ASSETS
Contract assets	298,451	(298,451)	—
Inventories	3,897,891	315,780	4,213,671
Other current assets	930,376	10,044	940,420

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other current liabilities	1,527,276	51,294	1,578,570

Accumulated deficit	(2,947,661)	(36,498)	(2,984,159)

Condensed Consolidated Statement of Operations
	Impact of Adopting ASC 606
	Three-Month Period Ended December 31, 2018			Nine-Month Period Ended December 31, 2018
(In thousands) (Unaudited)	As Reported	Adjustments	Balance without ASC 606 Adoption	As Reported	Adjustments	Balance without ASC 606 Adoption

Net sales	$6,944,827	$(4,885)	$6,939,942	$20,079,387	$(32,122)	$20,047,265
Cost of sales	6,587,502	(6,907)	6,580,595	18,941,907	(33,479)	18,908,428
Gross profit	357,325	2,022	359,347	1,137,480	1,357	1,138,837
To align contractual terms across the vast majority of customers to allow the Company to efficiently and accurately manage its contracts, in the first quarter of fiscal year 2019, the Company waived certain contractual rights to bill profit for work in progress in the event of a contract termination which is expected to be infrequent. These modifications resulted in revenue from these customers being recognized upon shipment of products, rather than over time (i.e., as the Company manufactures products) as further explained in note 3. The result of the modifications for the nine-month period ended December 31, 2018, was to reduce revenue and gross profit by approximately $132.7 million and $9.3 million, respectively, compared to amounts that would have been reported both (i) under ASC 606 had the Company not amended the contracts, and (ii) had the Company not adopted ASC 606.
The impacts to revenue and gross profit as a result of the adoption of ASC 606 are driven by a number of factors including the timing of inventory levels for over time ("OT") customers at the end of each reporting period and the mix of customer profitability. These impacts were not material for the three-month period ended December 31, 2018.
For the nine-month period ended December 31, 2018 the as reported revenue was approximately $32.1 million higher and the gross profit approximately $1.4 million lower than it would have been without the adoption of ASC 606. Additional revenue of $164.8 million was reported under ASC 606 due to the accelerated timing of recognition of revenue for contracts which meet the criteria for over-time recognition and revenue recognized for certain contracts that no longer qualify for net revenue treatment. Approximately $7.9 million of additional gross profit was recognized on the customers qualifying for accelerated revenue recognition. These increases were offset by reductions of $132.7 million of revenue and $9.3 million of gross profit respectively, as a result of the waiver of contract rights noted above. There was no material tax impact for the three and nine-month periods ended December 31, 2018 from the adoption of ASC 606.
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

Recently Issued Accounting Pronouncements
In November 2018, the FASB issued ASU 2018-19 “Codification Improvements to Topic 326: Financial Instruments - Credit Losses” to introduce an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. That methodology replaces the probable, incurred loss model for those assets. The guidance is effective for the Company beginning in the first quarter of fiscal year 2021 with early adoption permitted. The Company expects the new guidance will have an immaterial impact on its consolidated financial statements, and it intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2021.
In October 2018, the FASB issued ASU 2018-17 “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” to provides a new private company variable interest entity exemption and changes how decision makers apply the variable interest criteria. The guidance is effective for the Company beginning in the first quarter of fiscal year 2021 with early adoption permitted. The Company expects the new guidance will have an immaterial impact on its consolidated financial statements, and it intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2021.

In October 2018, the FASB issued ASU 2018-16 “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes” to expand the lists of eligible benchmark interest rates to include OIS based on SOFR to facilitate the marketplace transition from LIBOR. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020 with early adoption permitted. The Company is still evaluating the impact on its consolidated financial statements, and it intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2020.
In August 2018, the FASB issued ASU 2018-15 "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” to provide guidance on a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor, i.e., a service contract. Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, as well as requires additional quantitative and qualitative disclosures. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020 with early adoption permitted. The Company is still evaluating the impact on its consolidated financial statements, and it intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2020.
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
In February 2016, the FASB issued ASU 2016-02 "Leases (Topic 842)" intended to improve financial reporting on leasing transactions. The new lease guidance will require entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. The guidance will also enhance existing disclosure requirements relating to those leases. In January 2018, the FASB issued ASU 2018-01, “Land Easement Practical Expedient for Transition to Topic 842”, which permits an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Targeted Improvements", which provides entities with relief from the costs of implementing certain aspects of the new leasing standard, ASC 842. Specifically, under the amendments in ASU 2018-11, (1) entities may elect not to recast the comparative periods presented when transitioning to ASC 842 and (2) lessors may elect not to separate lease and nonlease components when certain conditions are met. Also in July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases", which clarifies how to apply certain aspects of the new leases standard, ASC 842. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other things. In December 2018, the FASB issued ASU 2018-20 “Leases (Topic 842): Narrow-Scope Improvements for Lessors” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. The amendments have the same effective date and transition requirements as the new lease standard. The Company intends to adopt the new lease guidance when it becomes effective in the first quarter of fiscal year 2020 using a modified retrospective approach as described in the new transition option above under ASU 2018-11. In conjunction, the Company intends to elect the package of practical expedients offered, which would allow entities to not i) reassess whether any expired or existing contracts contain leases in accordance with the new guidance, ii) reassess lease classifications, and iii) reassess whether initial direct costs capitalized under ASC 840 continue to meet the definition of initial direct costs under the new guidance. While the Company continues to evaluate the effect of adopting the new lease guidance on its consolidated financial statement and related disclosures, the new guidance is expected to have a material impact on the Company’s consolidated balance sheets upon adoption. The Company expect all of its leases including its operating leases will be subject to the new standard. The Company will recognize right-of-use assets and operating lease liabilities on the consolidated balance sheets upon adoption which will increase total assets and liabilities.
In December 2017, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 118 (SAB 118), Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("Tax Act"), which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As of December 31, 2018, the Company has finalized all provisional amounts related to the Tax Act. Finalizing provisional adjustments related to the Tax Act did not have a material impact on our consolidated financial statements as of December 31, 2018. The Company expects further guidance may be forthcoming from the FASB and the SEC, as well as regulations, interpretations and rulings from federal and state tax agencies, which could result in additional impacts.
2.  BALANCE SHEET ITEMS

Inventories

The components of inventories, net of applicable lower of cost and net realizable value write-downs, were as follows:

	As of December 31, 2018	As of March 31, 2018
	(In thousands)
Raw materials	$3,069,688	$2,760,410
Work-in-progress	354,294	450,569
Finished goods	473,909	588,850
	$3,897,891	$3,799,829
Due to the adoption of ASC 606, amounts that would have been reported as inventory under prior guidance are now included in contract assets or liabilities, depending on the net position of the contract, as disclosed in note 1. As a result of this accounting change, work-in-progress and finished goods as of December 31, 2018 are $315.8 million less than they would have been, had the Company not adopted ASC 606. The comparative information as of March 31, 2018, has not been restated and continues to be reported under the accounting standards in effect at that time.

Goodwill and Other Intangible Assets

The following table summarizes the activity in the Company’s goodwill account for each of its four reporting units (which align to the Company's reportable segments) during the nine-month period ended December 31, 2018:

	HRS	CTG	IEI	CEC	Amount
	(In thousands)
Balance, beginning of the year	$550,983	$107,748	$337,707	$124,732	$1,121,170
Additions (1)	—	—	—	10,984	10,984
Divestitures (2)	(5,303)	(4,484)	(4,450)	(6,391)	(20,628)
Foreign currency translation adjustments (3)	(32,692)	—	—	—	(32,692)
Balance, end of the period	$512,988	$103,264	$333,257	$129,325	$1,078,834

(1)
The goodwill generated during the nine-month period ended December 31, 2018, is primarily related to value placed on the acquired employee workforce, service offerings and capabilities of the acquired business which may change as the Company is still in the process of evaluating the fair value of the assets and liabilities related to business combination completed during the recent period. The goodwill is not deductible for income tax purposes. See note 13 for additional information.

(2)
During the nine-month period ended December 31, 2018, the Company divested its China-based Multek operations along with another non-strategic immaterial business, and as a result, recorded an aggregate reduction of goodwill of $20.6 million. See note 13 for additional information.

(3)
During the nine-month period ended December 31, 2018, the Company recorded $32.7 million of foreign currency translation adjustments primarily related to the goodwill associated with historical acquisitions, as the U.S. Dollar fluctuated against foreign currencies.

In accordance with accounting guidance on goodwill and other intangible assets, the Company evaluates goodwill for impairment at the reporting unit level annually, and whenever circumstances occur indicating that goodwill might be impaired. The performance of the test involves comparing the fair value of each of the Company's reporting units with the reporting unit's carrying amount, including goodwill. Upon adoption of ASU 2017-04, the Company now recognizes an impairment charge (not to exceed the total amount of goodwill allocated to the reporting units) for the amount by which the carrying amount of a reporting unit exceeds the reporting unit's fair value.
During the quarter ended December 31, 2018, the Company's market capitalization declined significantly. The Company believed the significant drop in market value constituted a “triggering event” in accordance with the applicable accounting literature, and accordingly completed an interim impairment test as of December 31, 2018. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. These approaches use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy and require us to make various judgmental assumptions about sales, operating margins, growth rates and discount rates which consider our budgets, business plans and economic projections, and are believed to reflect market participant views. Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, market EBITDA comparables and credit ratings. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, it could result in material impairments of our goodwill.
Based on the latest assessment as of December 31, 2018, no impairment existed as of the date of the impairment test as the fair value of each reporting unit exceeds its carrying value. As of the date of the impairment test, all reporting units' fair values were more than 25% over their respective carrying values, with the exception of the CTG reporting unit which was 23% in excess of its carrying value. The estimated future results for CTG used in the impairment analysis reflect the Company’s revised strategy including the wind down of its NIKE operations in Mexico, further restrictions on capital expenditures related to its expansion into India and its focus on partnering with well-funded, leading multi-national brands that control multiple categories of products and have regional demand requirements.
The components of acquired intangible assets are as follows:

	As of December 31, 2018			As of March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets:
Customer-related intangibles	$297,563	$(105,000)	$192,563	$306,943	$(79,051)	$227,892
Licenses and other intangibles	276,844	(119,762)	157,082	304,007	(107,466)	196,541
Total	$574,407	$(224,762)	$349,645	$610,950	$(186,517)	$424,433

The gross carrying amounts of intangible assets are removed when fully amortized. The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2019 (1)	$17,436
2020	65,155
2021	60,826
2022	52,290
2023	44,553
Thereafter	109,385
Total amortization expense	$349,645
____________________________________________________________

(1)	Represents estimated amortization for the remaining three-month period ending March 31, 2019.

Other Current Assets

Other current assets include approximately $318.5 million and $445.4 million as of December 31, 2018 and March 31, 2018, respectively, for the deferred purchase price receivable from the Company's Asset-Backed Securitization programs. See note 11 for additional information. Assets held for sale related to the China-based Multek operations previously recorded in other current assets have been removed from the condensed consolidated balance sheet as of December 31, 2018, following the execution of the divestiture during the Company's second quarter of fiscal year 2019. See note 13 for additional information.

Investments

The Company has an investment portfolio that consists of strategic investments in privately held companies, and certain venture capital funds which are included within other assets. These privately held companies range from startups to more mature companies with established revenue streams and business models. The primary purpose of these investments is to create an ecosystem of partnerships with customers developing emerging technologies aligned to the Company's corporate strategy with bringing in future opportunities for exclusive manufacturing. As of December 31, 2018, and March 31, 2018, the Company's investments in non-consolidated companies totaled $441.4 million and $411.1 million, respectively. The equity in the earnings or losses of the Company's equity method investments was not material to the consolidated results of operations for any period presented and is included in interest and other, net. The Company is currently assessing its strategy with respect to its investment portfolio including its investment in Elementum as well as certain investment funds. As of the date of the filing of this Form 10-Q, no decisions have been made by management. Accordingly, management has not identified any impairment indicators with respect to these investments as of December 31, 2018. However, upon completion by management of its evaluations and decisions, the Company may incur impairment charges, which could be material.
Non-consolidated investments in entities are accounted for using the equity method when the Company has an investment in common stock or in-substance common stock, and either (a) has the ability to significantly influence the operating decisions of the issuer, or (b) if the Company has a voting percentage equal to or generally greater than 20% but less than 50%, and for non-majority-owned investments in partnerships when generally greater than 5%. Cost method is used for investments which the Company does not have the ability to significantly influence the operating decisions of the investee, or if the Company’s investment is in securities other than common stock or in-substance common stock.
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
Joint Venture with RIB Software AG
During the third quarter of fiscal year 2019, the Company sold its non-controlling interest in the joint venture with RIB Software AG, a provider of technology for the construction industry, to its former joint venture partner, for a total consideration of approximately $48.4 million. The Company recognized an immaterial gain on sale, which is recorded in other charges (income), net on the condensed consolidated statement of operations for the three and nine-month periods ended December 31, 2018. The cash inflows received as part of the selling consideration have been included in cash flows from other investing activities during the nine-month period ended December 31, 2018.
Investment in Unrelated Third-party Company
During the three-month period ended December 31, 2018, the Company noted, as part of the evaluation of its investment portfolio, a significant deterioration in a certain investee's performance and near-term projections. Additionally, the Company identified certain risks around that investee's capability to acquire additional funding to support its operation in the near term. The Company considered these noted facts as triggering events for impairment evaluations, and as a result recognized a $70.1 million impairment charge, during the three and nine-month periods ended December 31, 2018, which is included in other charges (income), net on the condensed consolidated statement of operations. The remaining carrying value of this investment at December 31, 2018 was immaterial, and was determined using a discounted cash flow approach which relied on inputs that would be considered Level 3 inputs in the fair value hierarchy.

Bright Machines (formerly known as AutoLab AI)
During the first quarter of fiscal year 2019, the Company transferred existing employees and equipment with a net book value of approximately $40 million along with certain related software and Intellectual Property ("IP"), into the newly created Bright Machines, in exchange for shares of preferred stock and a controlling financial interest in Bright Machines. Bright Machines is a privately held software-as-a service (SaaS) and hardware company focused on developing and deploying an automation solution worldwide. The Company has concluded that Bright Machines does not qualify as a variable interest entity for purposes of evaluating whether it has a controlling financial interest.
Subsequent to the initial formation and prior to June 29, 2018, Bright Machines received equity funding from third party investors and expanded the board of directors, resulting in dilution of the Company's voting interest below 50%. As a result, the Company concluded it no longer held a controlling financial interest in Bright Machines and accordingly, deconsolidated the entity.
The fair value of the Company’s non-controlling interest in Bright Machines upon deconsolidation was approximately $127.6 million as of the date of deconsolidation. The Company accounts for its investment in Bright Machines under the equity method, with the carrying amount included in other assets on the condensed consolidated balance sheet. The value of the Company’s interest on the date of deconsolidation was based on management’s estimate of the fair value of Bright Machines at that time. Management relied on a multi-stage process which involved calculating the enterprise and equity value of Bright Machines, then allocating the equity value of the entity to the Company’s securities. The enterprise value of Bright Machines was estimated based on the value implied by the equity funding Bright Machines received from third parties in the same period (i.e., level 2 inputs). The Company recognized a gain on deconsolidation of approximately $87.3 million with no material tax impact, which is included in other charges (income), net on the condensed consolidated statement of operations.
In addition, during the first quarter of fiscal year 2019, the Company leased approximately $76.5 million of fixed assets to Bright Machines under a five-year lease term based on an interest rate of 4.20% per year. The leases were concluded to be sales-type leases and as such, the Company derecognized the associated assets from property and equipment, net and recorded a total net investment in the lease of $88.2 million in other current assets and other assets, based on the present value of lease receivables. The Company recorded an immaterial gain related to this leasing transaction, which is included in cost of sales on the condensed consolidated statement of operations.
Pro-forma financials have not been presented because the effects were not material to the Company’s condensed consolidated financial position and results of operation for all periods presented. Bright Machines became a related party to the Company starting on the date of deconsolidation. The Company has engaged Bright Machines as a strategic partner to develop and deploy automation solutions for Flex and has entered into a 5-year subscription agreement. Subscription fees under the Bright Machines agreement were immaterial for the nine-month period ended December 31, 2018.
Other Current Liabilities

Other current liabilities include customer working capital advances of $235.9 million and $153.6 million, customer-related accruals of $300.5 million and $439.0 million, and deferred revenue of $308.0 million and $329.0 million as of December 31, 2018 and March 31, 2018, respectively. The customer working capital advances are not interest-bearing, do not have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production. Liabilities held for sale related to the China-based Multek operations previously recorded in other current liabilities have been removed from the condensed consolidated balance sheet as of December 31, 2018, following the execution of the divestiture. See note 13 for additional information.
3.  REVENUE

Revenue Recognition
The Company provides a comprehensive suite of services for its customers that range from advanced product design to manufacturing and logistics to after-sales services. The first step in its process for revenue recognition is to identify a contract with a customer. A contract is defined as an agreement between two parties that create enforceable rights and obligations and can be written, verbal, or implied. The Company generally enters into master supply agreements (“MSA”) with its customers that provide the framework under which business will be conducted. This includes matters such as warranty, indemnification, transfer of title and risk of loss, liability for excess and obsolete inventory, pricing formulas, payment terms, etc., and the level of business under those agreements may not be guaranteed. In those instances, the Company bids on a program-by-program basis and typically receives customer purchase orders for specific quantities and timing of products. As a result, the Company considers its contract with a customer to be the combination of the MSA and the purchase order, or any other similar documents such as a statement of work, product addenda, emails or other communications that embody the commitment by the customer.
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
Customer Contracts and Related Obligations
Certain of the Company’s customer agreements include potential price adjustments which may result in variable consideration. These price adjustments include, but are not limited to, sharing of cost savings, committed price reductions, material margins earned over the period that are contractually required to be paid to the customers, rebates, refunds tied to performance metrics such as on-time delivery, and other periodic pricing resets that may be refundable to customers. The Company estimates the variable consideration related to these price adjustments as part of the total transaction price and recognizes revenue in accordance with the pattern applicable to the performance obligation, subject to a constraint. The Company constrains the amount of revenues recognized for these contractual provisions based on its best estimate of the amount which will not result in a significant reversal of revenue in a future period. The Company determines the amounts to be recognized based on the amount of potential refunds required by the contract, historical experience and other surrounding facts and circumstances. Often these obligations are settled with the customer in a period after shipment through various methods which include reduction of prices for future purchases, issuance of a payment to the customer, or issuance of a credit note applied against the customer’s accounts receivable balance. In many instances, the agreement is silent on the settlement mechanism. Any difference between the amount accrued upon shipment for potential refunds and the actual amount agreed to with the customer is recorded as an increase or decrease in revenue. These potential price adjustments are included as part of other current liabilities on the consolidated balance sheet and disclosed as part of customer related accruals in note 2.
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

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company's contracts have a single performance obligation as the promise to transfer the individual good or service is not separately identifiable from other promises in the contract and is, therefore, not distinct. Promised goods or services that are immaterial in the context of the contract are not separately assessed as performance obligations. In the event that more than one performance obligation is identified in a contract, the Company is required to allocate the transaction price between the performance obligations. The allocation would generally be performed on the basis of a relative standalone price for each distinct good or service. This standalone price most often represents the price that the Company would sell similar goods or services separately.
Contract Balances
A contract asset is recognized when the Company has recognized revenue, but not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheets and transferred to receivables when rights to payment become unconditional. The following table summarizes the activity in the Company's contract assets during the nine-month period ended December 31, 2018 (in thousands):

Contract Assets
Beginning balance, April 1, 2018	$—
Cumulative effect adjustment at April 1, 2018	412,787
Revenue recognized	5,483,688
Amounts collected or invoiced	(5,598,024)
Ending balance, December 31, 2018	$298,451
A contract liability is recognized when the Company receives payments in advance of the satisfaction of performance and is included in other current liabilities on the condensed consolidated balance sheets. Contract liabilities were $308.0 million and $265.3 million as of December 31, 2018 and April 1, 2018, respectively.
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated based on timing of transfer - point in time and over time - for the three-month and nine-month periods ended December 31, 2018 (in thousands), respectively:

	Three-Month Period Ended December 31, 2018
	HRS	CTG	IEI	CEC	Total
Timing of Transfer
Point in time	$929,638	$1,235,712	$1,198,669	$1,663,262	$5,027,281
Over time	276,714	583,610	460,256	596,966	1,917,546
Total segment	$1,206,352	$1,819,322	$1,658,925	$2,260,228	$6,944,827

	Nine-Month Period Ended December 31, 2018
	HRS	CTG	IEI	CEC	Total
Timing of Transfer
Point in time	$2,827,959	$3,740,045	$3,351,886	$4,675,809	$14,595,699
Over time	801,790	1,683,094	1,319,302	1,679,502	5,483,688
Total segment	$3,629,749	$5,423,139	$4,671,188	$6,355,311	$20,079,387

4.  SHARE-BASED COMPENSATION
The Company's primary plan used for granting equity compensation awards is the 2017 Equity Incentive Plan (the "2017 Plan").

The following table summarizes the Company’s share-based compensation expense:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(In thousands)
Cost of sales	$4,769	$5,358	$14,940	$13,662
Selling, general and administrative expenses	16,258	15,400	46,121	49,356
Total share-based compensation expense	$21,027	$20,758	$61,061	$63,018
Total unrecognized compensation expense related to share options under all plans was $3.1 million and will be recognized over a weighted-average remaining vesting period of 1.8 years. As of December 31, 2018, the number of options outstanding and exercisable under all plans was 1.0 million and 0.6 million, respectively, at a weighted-average exercise price of $3.67 per share and $4.69 per share, respectively.
During the nine-month period ended December 31, 2018, the Company granted 6.3 million unvested restricted share unit awards. Of this amount, approximately 4.6 million are plain-vanilla unvested restricted share unit awards with no performance or market conditions with an average grant date price of $13.53 per award and will vest over four years. Further, approximately 1.3 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions. The average grant date fair value of these awards contingent on certain market conditions was estimated to be $14.00 per award and was calculated using a Monte Carlo simulation. The number of shares contingent on market conditions that ultimately will vest will range from zero up to a maximum of 2.6 million based on a measurement of the percentile rank of the Company’s total shareholder return over a certain specified period against the Standard and Poor’s (“S&P”) 500 Composite Index and will cliff vest after a period of three years, to the extent such market conditions have been met.
As of December 31, 2018, approximately 14.5 million unvested restricted share unit awards under all plans were outstanding, of which vesting for a targeted amount of 2.6 million is contingent primarily on meeting certain market conditions. The number of shares that will ultimately be issued can range from zero to 5.2 million based on the achievement levels of the respective conditions. During the nine-month period ended December 31, 2018, 0.6 million shares vested in connection with the restricted share unit awards with market conditions granted in fiscal year 2016.
As of December 31, 2018, total unrecognized compensation expense related to unvested restricted share unit awards under all plans was approximately $144.7 million, and will be recognized over a weighted-average remaining vesting period of 2.6 years.

5.  EARNINGS PER SHARE
The following table reflects basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share attributable to the shareholders of Flex Ltd.:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(In thousands, except per share amounts)
Basic earnings per share:
Net income (loss)	$(45,169)	$118,333	$157,751	$448,129
Shares used in computation:
Weighted-average ordinary shares outstanding	524,876	528,405	528,528	529,984
Basic earnings (losses) per share	(0.09)	0.22	0.30	0.85

Diluted earnings per share:
Net income (loss)	$(45,169)	$118,333	$157,751	$448,129
Shares used in computation:
Weighted-average ordinary shares outstanding	524,876	528,405	528,528	529,984
Weighted-average ordinary share equivalents from stock options and awards (1) (2)	—	5,947	3,780	5,988
Weighted-average ordinary shares and ordinary share equivalents outstanding	524,876	534,352	532,308	535,972
Diluted earnings (losses) per share	(0.09)	0.22	0.30	0.84
____________________________________________________________

(1)
An immaterial amount of options to purchase ordinary shares were excluded from the computation of diluted earnings per share during the three-month and nine-month periods ended December 31, 2018 and December 31, 2017, respectively, due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

(2)
Restricted share unit awards of 6.6 million for the nine-month period ended December 31, 2018, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents. An immaterial amount of anti-dilutive restricted share unit awards was excluded for the three-month and nine-month periods ended December 31, 2017.

6.  BANK BORROWINGS AND LONG-TERM DEBT

India Term Loan

In July 2018, a subsidiary of the Company entered into a $200 million term loan facility (the "Facility"), under which there was $52 million in borrowings outstanding as of December 31, 2018. The Facility will be used to fund capital expenditure to support the Company's expansion plan for India. The availability period during which drawdowns can be made will be from the date of the agreement to and including June 30, 2019. The maximum maturity of each drawdown will be 5 years from the funded Capex shipment date. As a result, the longest maturity date of any future drawdown under the Facility will be June 30, 2024. Borrowings under this term loan bear interest at LIBOR plus a margin of 1.15%. The Facility is unsecured, guaranteed by the Company, and contains customary restrictions on the ability of the Company and its subsidiaries to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to certain exceptions and limitations. This Facility agreement also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio, as defined therein, during its term. As of December 31, 2018, the Company was in compliance with the covenants under this term loan agreement.

7.  INTEREST AND OTHER, NET

During the three and nine-month periods ended December 31, 2018, the Company recognized interest expense of $38.8 million and $107.5 million, respectively, on its debt obligations outstanding during the periods. During the three and nine-month periods ended December 31, 2017, the Company recognized interest expense of $32.1 million and $90.7 million, respectively, on its debt obligations outstanding during the periods.
8.  OTHER CHARGES (INCOME), NET
During the three-month period ended December 31, 2018, the Company recognized other charges of $71.9 million, primarily driven by a $70.1 million charge related to the impairment of a certain investment in an unrelated third-party venture backed company. Refer to note 2 for further details on the investment impairment. During the nine-month period ended December 31, 2018, the Company recognized other income of $8.5 million, primarily driven by an $87.3 million gain on the deconsolidation of Bright Machines, offset by the $70.1 million impairment charge discussed above. Refer to note 2 for further details of the deconsolidation.
During the nine-month period ended December 31, 2017, the Company deconsolidated Elementum SCM (Cayman) Ltd and recognized a gain on deconsolidation of approximately $151.6 million with no related tax impact, coupled with a $39 million gain recognized for the disposition of Wink, which are both included in other charges (income), net on the condensed consolidated statement of operations.
9.  FINANCIAL INSTRUMENTS

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

As of December 31, 2018, the aggregate notional amount of the Company’s outstanding foreign currency derivative contracts was $9.7 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	2,195,500	—	$319,564	$—
EUR	57,903	12,413	66,456	14,384
HUF	26,817,000	—	95,318	—
ILS	180,000	2,625	47,738	696
MXN	3,907,000	—	198,453	—
MYR	288,800	51,100	69,010	12,211
RON	171,000	—	41,884	—
SGD	47,100	—	34,353	—
Other	N/A	N/A	32,692	—
			905,468	27,291
Other Foreign Currency Contracts
CAD	413,508	446,691	303,203	327,534
CNY	3,569,739	1,097,810	517,310	160,000
EUR	1,943,263	2,058,119	2,215,448	2,346,054
GBP	72,112	65,663	91,160	83,067
HUF	135,200,211	130,812,582	480,555	464,960
ILS	238,075	121,000	63,140	32,090
INR	6,147,046	19,872,836	87,298	281,278
MXN	3,332,861	2,727,145	169,290	138,523
MYR	933,930	647,400	223,167	154,699
SEK	552,834	637,284	61,263	70,646
SGD	91,830	50,580	66,978	36,891
Other	N/A	N/A	119,052	317,735
			4,397,864	4,413,477

Total Notional Contract Value in USD			$5,303,332	$4,440,768
As of December 31, 2018, the fair value of the Company’s short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the condensed consolidated statements of operations. As of December 31, 2018, and March 31, 2018, the Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. Deferred losses were $7.4 million as of December 31, 2018, and are expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations primarily over the next twelve-month period. The gains and losses recognized in earnings due to hedge ineffectiveness were not material for all fiscal periods presented and are included as a component of interest and other, net in the condensed consolidated statements of operations.

The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2018	March 31, 2018	Balance Sheet Location	December 31, 2018	March 31, 2018
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$7,049	$19,422	Other current liabilities	$14,377	$7,065

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$21,567	$23,912	Other current liabilities	$21,708	$18,246
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
10.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	December 31, 2018			December 31, 2017
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(55,574)	$(100,807)	$(156,381)	$(48,470)	$(75,403)	$(123,873)
Other comprehensive gain (loss) before reclassifications	(14,683)	(7,777)	(22,460)	(4,643)	7,248	2,605
Net (gains) losses reclassified from accumulated other comprehensive loss	19,318	—	19,318	(74)	244	170
Net current-period other comprehensive gain (loss)	4,635	(7,777)	(3,142)	(4,717)	7,492	2,775
Ending balance	$(50,939)	$(108,584)	$(159,523)	$(53,187)	$(67,911)	$(121,098)

	Nine-Month Periods Ended
	December 31, 2018				December 31, 2017
	Unrealized loss on derivative instruments and other		Foreign currency translation adjustments	Total	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(35,746)		$(50,099)	$(85,845)	$(32,426)	$(95,717)	$(128,143)
Other comprehensive gain (loss) before reclassifications	(55,396)		(58,485)	(113,881)	(5,488)	27,562	22,074
Net (gains) losses reclassified from accumulated other comprehensive loss	40,203	—	—	40,203	(15,273)	244	(15,029)
Net current-period other comprehensive gain (loss)	(15,193)		(58,485)	(73,678)	(20,761)	27,806	7,045
Ending balance	$(50,939)		$(108,584)	$(159,523)	$(53,187)	$(67,911)	$(121,098)

Substantially all unrealized losses relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three and nine-month periods ended December 31, 2018 were recognized as a component of cost of sales in the condensed consolidated statement of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges.
11.  TRADE RECEIVABLES SECURITIZATION
The Company sells trade receivables under two asset-backed securitization programs and an accounts receivable factoring program.
Asset-Backed Securitization Programs
The Company continuously sells designated pools of trade receivables under its Global Asset-Backed Securitization Agreement (the “Global Program”) and its North American Asset-Backed Securitization Agreement (the “North American Program,” collectively, the “ABS Programs”) to affiliated special purpose entities, each of which in turn sells 100% of the receivables to unaffiliated financial institutions. These programs allow the operating subsidiaries to receive a cash payment and a deferred purchase price receivable for sold receivables. The portion of the purchase price for the receivables which is not paid by the unaffiliated financial institutions in cash is a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables, which are included in other current assets as of December 31, 2018 and March 31, 2018, were carried at the expected recovery amount of the related receivables. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a loss on sale of the related receivables, and recorded in interest and other, net in the condensed consolidated statements of operations and were immaterial for all periods presented.
Following the transfer of the receivables to the special purpose entities, the transferred receivables are isolated from the Company and its affiliates, and upon the sale of the receivables from the special purpose entities to the unaffiliated financial institutions, effective control of the transferred receivables is passed to the unaffiliated financial institutions, which has the right to pledge or sell the receivables. Although the special purpose entities are consolidated by the Company, they are separate corporate entities and their assets are available first to satisfy the claims of their creditors. The investment limits set by the financial institutions are $900.0 million for the Global Program, of which $725.0 million is committed and $175.0 million is uncommitted, and $250.0 million for the North American Program, of which $210.0 million is committed and $40.0 million is uncommitted. Both programs require a minimum level of deferred purchase price receivable to be retained by the Company in connection with the sales.
The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.1% to 0.5% of serviced receivables per annum. Servicing fees recognized during the three-month and nine-

month periods ended December 31, 2018, and December 31, 2017 were not material and are included in interest and other, net within the condensed consolidated statements of operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets and liabilities are recognized.
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
As of December 31, 2018, and March 31, 2018, the accounts receivable balances that were sold under the ABS Programs were removed from the condensed consolidated balance sheets and the net cash proceeds received by the Company during the nine-month periods ended December 31, 2018 and December 31, 2017 were included as cash provided by operating activities in the condensed consolidated statements of cash flows. The Company recognizes these proceeds net of the deferred purchase price, consisting of a receivable from the purchasers that entitles the Company to certain collections on the receivable. The Company recognizes the collection of the deferred purchase price in net cash provided by investing activities in the condensed consolidated statements of cash flows as cash collections of deferred purchase price.
As of December 31, 2018, approximately $1.2 billion of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds of approximately $929.5 million and deferred purchase price receivables of $318.5 million. As of March 31, 2018, approximately $1.5 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $1.1 billion and deferred purchase price receivables of $445.4 million. The deferred purchase price balances as of December 31, 2018 and March 31, 2018, also represent the non-cash beneficial interest obtained in exchange for securitized receivables.
 For the nine-month periods ended December 31, 2018 and December 31, 2017, cash flows from sales of receivables under the ABS Programs consisted of approximately $5.2 billion and $5.9 billion, respectively, for transfers of receivables, and approximately $2.7 billion and $3.5 billion, respectively, for collection on deferred purchase price receivables. The Company's cash flows from transfer of receivables consist primarily of proceeds from collections reinvested in revolving-period transfers. Cash flows from new transfers were not significant for all periods presented.
Trade Accounts Receivable Sale Program
The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $521.0 million and $286.4 million as of December 31, 2018 and March 31, 2018, respectively. For the nine-month periods ended December 31, 2018 and December 31, 2017, total accounts receivable sold to certain third-party banking institutions was approximately $2.1 billion and $1.0 billion, respectively, primarily due to certain customers transferring from the ABS Programs to the Trade Account Receivable Sale Program. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.
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
There were no transfers between levels in the fair value hierarchy during the nine-month periods ended December 31, 2018 and December 31, 2017.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$594,814	$—	$594,814
Foreign exchange contracts (Note 9)	—	28,616	—	28,616
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	2,535	74,237	—	76,772
Liabilities:				0.003
Foreign exchange contracts (Note 9)	$—	$(36,085)	$—	$(36,085)

	Fair Value Measurements as of March 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$452,622	$—	$452,622
Foreign exchange contracts (Note 9)	—	43,334	—	43,334
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	7,196	67,532	—	74,728
Liabilities:				0
Foreign exchange contracts (Note 9)	$—	$(25,311)	$—	$(25,311)

Other financial instruments
The following table presents the Company’s major debts not carried at fair value:

	As of December 31, 2018		As of March 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)
4.625% Notes due February 2020	$500,000	$502,475	$500,000	$513,596	Level 1
Term Loan, including current portion, due in installments through November 2021	675,625	664,646	687,813	689,966	Level 1
Term Loan, including current portion, due in installments through June 2022	464,813	464,525	483,656	485,470	Level 1
5.000% Notes due February 2023	500,000	500,760	500,000	525,292	Level 1
4.750% Notes due June 2025	596,706	587,724	596,387	627,407	Level 1
Euro Term Loan due September 2020	53,806	53,806	59,443	59,443	Level 2
Euro Term Loan due January 2022	113,814	113,814	123,518	123,518	Level 2
India Term Loan	51,901	51,901	—	—	Level 2
Total	$2,956,665	$2,939,651	$2,950,817	$3,024,692
The Company values its Euro Term Loans due September 2020 and January 2022, and India Term Loan based on the current market rate, and as of December 31, 2018, the carrying amounts approximate fair values.
The Term Loans due November 2021 and June 2022, and the Notes due February 2020, February 2023 and June 2025 are valued based on broker trading prices in active markets.
13. BUSINESS ACQUISITIONS AND DIVESTITURES
In October 2018, the Company completed the acquisition of a business that was not significant to the consolidated financial position, result of operations and cash flows of the Company. The acquired business expanded the Company's design capabilities in the telecom market within the CEC segment. The assets acquired and liabilities assumed were not material to the Company's consolidated financial results. Results of operations were included in the Company’s condensed consolidated financial results beginning on the date of acquisition, and were not material to the Company’s consolidated financial results for all periods presented.
During the third quarter of fiscal year 2019, the Company disposed of an immaterial non-strategic business in Brazil that operated across all of its segments. The net loss on disposition was not material to the Company's consolidated financial results, and was included in other charges (income), net in the condensed consolidated statement of operation for the three and nine-month periods ended December 31, 2018.
Further, during the second quarter of fiscal year 2019, the Company divested its China-based Multek operations, for proceeds of approximately $267.1 million, net of cash. The Company transferred approximately $231.4 million of net assets, primarily property and equipment, accounts receivable, and accounts payable. Further, the Company incurred various selling transaction costs as part of this divestiture and allocated approximately $19.0 million of goodwill to the divested business. This transaction resulted in the recognition of an immaterial loss which is included in other charges (income), net in the condensed consolidated statements of operations for the three and nine-month periods ended December 31, 2018.
Pro-forma results of operations for these divestitures have not been presented because the effects were not individually, nor in the aggregate, material to the Company's consolidated financial results for all periods presented.
14.  COMMITMENTS AND CONTINGENCIES

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
From time to time, the Company enters into IP licenses (e.g., patent licenses and software licenses) with third parties which obligate the Company to report covered behavior to the licensor and pay license fees to the licensor for certain activities or products, or that enable our use of third party technologies. The Company may also decline to enter into licenses for intellectual property that it does not think is useful for or used in its operations, or for which its customers or suppliers have licenses or have assumed responsibility. Given the diverse and varied nature of its business and the location of its business around the world, certain activities the Company performs, such as providing assembly services in China and India, may fall outside the scope of those licenses or may not be subject to the applicable intellectual property rights. The Company's licensors may disagree and claim royalties are owed for such activities. In addition, the basis (e.g. base price) for any royalty amounts owed are audited by licensors and may be challenged. Some of these disagreements may lead to claims and litigation that might not be resolved in the Company's favor. Additionally, litigation could be lengthy and costly and could materially harm the Company's financial condition regardless of the outcome. In March 2018, the Company received an inquiry from a licensor referencing its patent license agreement with the Company, and requesting information relating to royalties for products that the Company assembles for a customer in China. The Company and licensor have had subsequent discussions, during which the licensor claimed that the Company owes a material amount under the patent license agreement, which the Company disputes and would contest vigorously. While the Company cannot predict the outcome with respect to this claim or estimate an amount or reasonable range of loss, a material loss is reasonably possible.
On May 8, 2018, a putative class action was filed in the Northern District of California against the Company and certain officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, alleging misstatements and/or omissions in certain of the Company’s financial results, press releases and SEC filings made during the putative class period of January 26, 2017 through April 26, 2018. On October 1, 2018, the Court appointed lead plaintiff and lead plaintiff’s counsel in the case. On November 28, 2018, lead plaintiff filed an amended complaint alleging misstatements and/or omissions in certain of the Company’s SEC filings, press releases, earnings calls, and analyst and investor conferences and expanding the putative class period through October 25, 2018. On January 8, 2019, another shareholder filed a motion to intervene in the case for the purposes of vacating the Court’s October 1, 2018 order and reopening the lead plaintiff process; that motion is set for hearing on April 4, 2019. On January 15, 2019, the Court issued an order providing that defendants need not file any motion to dismiss until after the motion to intervene is decided. In addition, the Court has set a case management conference for April 24, 2019. The Company believes that the claims are without merit and intends to vigorously defend this case.
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
One of the Company's Brazilian subsidiaries has received related assessments for certain sales and import taxes. There are six tax assessments totaling 346 million Brazilian reals (approximately USD $88.6 million based on the exchange rate as of December 31, 2018). The assessments are in various stages of the review process at the administrative level and no tax proceeding has been finalized yet. The Company believes there is no legal basis for these assessments and has meritorious defenses and will continue to vigorously oppose all of these assessments, as well as any future assessments. The Company does not expect final judicial determination on any of these claims for several years.
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
15.  SHARE REPURCHASES
During the three-month and nine-month periods ended December 31, 2018, the Company repurchased 6.7 million shares at an aggregate purchase price of $64.0 million, and 11.2 million shares at an aggregate purchase price of $124.0 million, respectively, and retired all of these shares.
Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $500 million in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Annual General Meeting held on August 16, 2018. As of December 31, 2018, shares in the aggregate amount of $389.5 million were available to be repurchased under the current plan.
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
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, customer related asset impairments charges, restructuring charges, the new revenue standard adoption impact, contingencies and other, other charges (income), net and interest and other, net.

Selected financial information by segment is in the table below. For the nine-month period ended December 31, 2018, the Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings, as further described in note 1 to the condensed consolidated financial statements. The comparative information for the three and nine-month periods ended December 31, 2017 has not been restated and continues to be reported under the accounting standards in effect at the time:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(In thousands)
Net sales:
Communications & Enterprise Compute	$2,260,228	$1,979,045	$6,355,311	$5,853,435
Consumer Technologies Group	1,819,322	2,056,801	5,423,139	5,323,913
Industrial & Emerging Industries	1,658,925	1,491,063	4,671,188	4,336,201
High Reliability Solutions	1,206,352	1,224,643	3,629,749	3,516,695
	$6,944,827	$6,751,552	$20,079,387	$19,030,244
Segment income and reconciliation of income before tax:
Communications & Enterprise Compute	$62,590	$50,206	$171,463	$141,541
Consumer Technologies Group	39,023	38,768	96,792	87,494
Industrial & Emerging Industries	78,782	61,328	196,000	167,650
High Reliability Solutions	95,751	100,976	278,874	283,552
Corporate and Other	(19,768)	(31,557)	(75,513)	(94,273)
Total segment income	256,378	219,721	667,616	585,964
Reconciling items:
Intangible amortization	20,308	19,588	57,059	55,865
Stock-based compensation	21,027	20,758	61,061	63,018
Customer related asset impairments (1)	50,153	—	67,517	4,753
Restructuring charges (Note 17)	65,843	—	100,433	7,981
New revenue standard adoption impact (Note 1 & Note 3)	—	—	9,291	—
Contingencies and other (2)	4,994	—	25,363	35,952
Other charges (income), net (Note 8)	71,879	6,865	(8,515)	(172,467)
Interest and other, net	54,087	31,350	136,889	85,780
Income (loss) before income taxes	$(31,913)	$141,160	$218,518	$505,082

(1)
Customer related asset impairments for the three and nine-month periods ended December 31, 2018 relate to provision for doubtful accounts receivable, inventory and impairment of other assets for certain customers experiencing significant financial difficulties and/or the Company is disengaging from.

(2)
Contingencies and other during the three and nine-month periods ended December 31, 2018 primarily consists of costs incurred relating to the independent investigation undertaken by the Audit Committee of the Company’s Board of Directors which was completed in June 2018. In addition, for the nine-month period ended December 31, 2018, Contingencies and other also includes certain charges of the China based Multek operations that was divested in the second quarter of fiscal year 2019.

During the nine-month period ended December 31, 2017, the Company incurred charges in connection with certain legal matters, for loss contingencies where it believed that losses were probable and estimable. Additionally, the Company incurred various other charges predominately related to damages incurred from a typhoon that impacted a China facility, along with certain restructuring charges primarily related to severance for rationalization at existing sites and corporate functions.
Corporate and other primarily includes corporate services costs that are not included in the Chief Operating Decision Maker's ("CODM") assessment of the performance of each of the identified reporting segments.
The Company provides an overall platform of assets and services, which the segments utilize for the benefit of their various customers. The shared assets and services are contained within the Company's global manufacturing and design operations and include manufacturing and design facilities. Most of the underlying manufacturing and design assets are co-mingled on the operating campuses and are compatible to operate across segments and highly interchangeable throughout the platform. Given the highly interchangeable nature of the assets, they are not separately identified by segments nor reported by segment to the Company's CODM.
17.  RESTRUCTURING CHARGES
During the nine-month period ended December 31, 2018, the Company took focused actions to optimize its portfolio, most notably within CTG. The Company completed the wind down of its NIKE operations in Mexico in the third quarter of fiscal year 2019 and recognized charges of $36 million and $66 million for the three and nine-month periods ended December 31, 2018 primarily for non-cash asset impairments. The remaining carrying value of the assets impaired at December 31, 2018, was immaterial and was determined using Level 2 inputs in the fair value hierarchy, such as quoted prices from vendors for similar assets.
In total, the Company recognized restructuring charges of approximately $65.8 million and $100.4 million during the three and nine-month periods ended December 31, 2018, respectively. In addition to the charges related to its NIKE operations in Mexico, the Company executed targeted head-count reductions at existing operating and design sites and corporate functions and exited certain immaterial businesses. Of these total charges, approximately $60.4 million and $89.5 million was recognized as a component of cost of sales during the three and nine-month periods ended December 31, 2018, respectively. The Company continues to evaluate its existing footprint and cost structure and may determine that further reductions are required, and if executed, additional restructuring charges could have a material impact on the financial statements.
There were no material restructuring activities during the three and nine-month periods ended December 31, 2017.
The following table summarizes the provisions, respective payments, and remaining accrued balance as of December 31, 2018 for charges incurred in the nine-month period ended December 31, 2018:

	Severance	Long-Lived Asset Impairment	Other Exit Costs	Total
	(In thousands)
Balance as of March 31, 2018	$48,006	$—	$13,338	$61,344
Provision for charges incurred during the nine-month period ended December 31, 2018	25,407	46,365	28,661	100,433
Cash payments for charges incurred in the fiscal year 2018 and prior	(37,930)	—	(3,355)	(41,285)
Cash payments for charges incurred during the nine-month period ended December 31, 2018	(12,921)	—	—	(12,921)
Non-cash charges incurred during the nine-month period ended December 31, 2018	—	(46,365)	(26,282)	(72,647)
Balance as of December 31, 2018	22,562	—	12,362	34,924
Less: Current portion (classified as other current liabilities)	22,562	—	12,362	34,924
Accrued restructuring costs, net of current portion (classified as other liabilities)	$—	$—	$—	$—

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

•
Consumer Technologies Group ("CTG"), which includes our consumer-related businesses in connected living, audio and consumer power electronics, and mobile devices; and including various supply chain solutions for notebook personal computers, tablets, and printers;

•
Industrial and Emerging Industries ("IEI"), which is comprised of energy including advanced metering infrastructure, energy storage, smart lighting, electric vehicle infrastructure, smart solar energy, semiconductor and capital equipment, office solutions, industrial, home and lifestyle, industrial automation, and kiosks; and

•
High Reliability Solutions ("HRS"), which is comprised of our health solutions business, including consumer health, digital health, medical disposables, drug delivery, and medical equipment; our automotive business, including vehicle electrification, connectivity, autonomous vehicles, and smart technologies.

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
During the past several years, we have evolved our long-term portfolio towards a mix of businesses which possess longer product life cycles and higher segment operating margins such as reflected in our IEI and HRS businesses. Since the beginning of fiscal year 2016, we have launched several programs broadly across our portfolio of services and in some instances, we have deployed certain new technologies. We continue to invest in innovation and we have expanded our design and engineering relationships through our product innovation centers and global design centers.
During the quarter, we took action to revise our go-to-market strategy within our CTG business, where we are actively managing under-performing accounts and are focused on partnering with well-funded, leading multi-national brands that control multiple categories of products and have regional demand requirements.
We continue to invest in the capital expenditures necessary to support underlying higher margin, long-term programs in our IEI and HRS businesses as well as building out capacity in India. During our third quarter of fiscal year 2019, we developed a sustainable operating plan for India and will have our regional build-out in India mostly completed in the fourth quarter of fiscal year 2019. We also completed the wind down of our NIKE operations in Mexico, and made progress in streamlining our third-party investments.
We believe that our continued business transformation is strategically positioning us to take advantage of the long-term, future growth prospects for outsourcing of advanced manufacturing capabilities, design and engineering services and after-market services, which remain strong.
We are one of the world's largest providers of global supply chain solutions, with revenues of $20.1 billion for the nine-month period ended December 31, 2018 and $25.4 billion in fiscal year 2018. On April 1, 2018, we adopted the new revenue standard and as a result we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings, as further described in note 1 to the condensed consolidated financial statements. The comparative information has not been restated and continues to be reported under the accounting standards in effect at the time. The following tables set forth the relative percentages and dollar amounts of net sales and net property and equipment, by country, based on the location of our manufacturing sites:

	Three-Month Periods Ended				Nine-Month Periods Ended
Net sales:	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
	(In millions)
China	$1,779	26%	$1,996	30%	$5,179	26%	$5,493	29%
Mexico	1,187	17%	1,183	18%	3,506	17%	3,302	17%
U.S.	886	13%	723	11%	2,173	11%	2,157	11%
Malaysia	548	8%	507	8%	1,586	8%	1,527	8%
Brazil	512	7%	729	11%	1,632	8%	1,969	10%
India	463	7%	190	3%	1,372	7%	445	2%
Other	1,570	22%	1,424	19%	4,631	23%	4,137	23%
	$6,945		$6,752		$20,079		$19,030

	As of		As of
Property and equipment, net:	December 31, 2018		March 31, 2018
	(In millions)
China	$507	23%	$492	22%
Mexico	498	22%	587	26%
U.S.	345	16%	305	14%
India	181	8%	78	3%
Malaysia	144	7%	153	7%
Brazil	97	4%	108	5%
Other	442	20%	517	23%
	$2,214		$2,240
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

•	the effects on our business when our customers are not successful in marketing their products, or when their products do not gain widespread commercial acceptance;

•	our ability to achieve commercially viable production yields and to manufacture components in commercial quantities to the performance specifications demanded by our customers;

•	the effects on our business due to our customers’ products having short product life cycles;

•	our customers’ ability to cancel or delay orders or change production quantities;

•	our customers’ decision to choose internal manufacturing instead of outsourcing for their product requirements;

•	our exposure to financially troubled customers;

•	integration of acquired businesses and facilities;

•	increased labor costs due to adverse labor conditions in the markets we operate;

•	the impacts on our business due to capacity constraints in certain location;

•	the impacts on our business due to component shortages or other supply chain related constraints;

•	changes in tax legislation; and

•	changes in trade regulations and treaties.
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
Refer to the accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, where we discuss our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There were no changes to our accounting policies other than the adoption of ASC 606, as discussed below. In addition, due to the recent stock price decline, we believe the significant drop in market value constitutes a "triggering event" in accordance with the applicable accounting literature, and accordingly completed an interim impairment test as noted below.
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

Valuation of Private Company Investments
We assess our investments for impairment whenever events or changes in circumstances indicate that the assets may be impaired. The factors we consider in our evaluation of potential impairment of our investments, include, but are not limited to a significant deterioration in the earnings performance or business prospects of the investee, or factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operation or working capital deficiencies. The carrying value of certain of our investments are individually material, thus there is the potential for material charges in future periods if we determine that those investments are impaired.
The Company is currently assessing its strategy with respect to its investment portfolio including its investment in Elementum as well as certain investment funds. As of the date of the filing of this Form 10-Q, no decisions have been made by management. Accordingly, management has not identified any impairment indicators with respect to these investments as of December 31, 2018. However, upon completion by management of its evaluations and decisions, the Company may incur impairment charges, which could be material.
Carrying Value of Long-Lived Assets
Goodwill is tested for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit, which typically is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. Due to the decline in the Company's market capitalization during the quarter ended December 31, 2018, we believe this constituted a "triggering event" in accordance with the applicable accounting literature and accordingly completed an interim impairment test that includes comparing the fair value of a reporting unit with its carrying amount, including goodwill. Based on the results, the Company determined that no impairment existed as of the date of the impairment test as the fair value of each one of our reporting units exceeded its respective carrying values. As of the date of the impairment test, all reporting units' fair values were more than 25% over their respective carrying values, with the exception of the CTG reporting unit which was 23% in excess of its carrying value. The estimated future results for CTG used in the impairment analysis reflect the Company’s revised strategy including the wind down of our NIKE operations in Mexico, further restrictions on capital expenditures related to our expansion into India and our focus on partnering with well-funded, leading multi-national brands that control multiple categories of products and have regional demand requirements. If we are not successful in driving improved results in our CTG segment it is reasonably possible that material goodwill impairment charges could be recorded in future periods. Refer to note 2 to the condensed consolidated financial statements for further details.
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

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	94.0	93.4	93.9	93.4
Restructuring charges	0.9	0.0	0.4	0.0
Gross profit	5.1	6.6	5.7	6.6
Selling, general and administrative expenses	3.4	3.7	3.6	4.1
Intangible amortization	0.3	0.3	0.3	0.3
Restructuring charges	0.1	0.0	0.1	0.0
Interest and other, net	0.8	0.5	0.7	0.5
Other charges (income), net	1.0	0.1	0.0	(0.9)
Income (loss) before income taxes	(0.5)	2.0	1.0	2.6
Provision for income taxes	0.2	0.3	0.3	0.3
Net income (loss)	(0.7)%	1.7%	0.7%	2.3%

Net sales
The following table sets forth our net sales by segment and their relative percentages. Historical information has been recast to reflect realignment of customers and/or products between segments to ensure comparability:

	Three-Month Periods Ended				Nine-Month Periods Ended
Segments:	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
	(In millions)
Communications & Enterprise Compute	$2,260	33%	$1,979	29%	$6,355	32%	$5,853	31%
Consumer Technologies Group	1,819	26%	2,057	30%	5,423	27%	5,324	28%
Industrial & Emerging Industries	1,659	24%	1,491	22%	4,671	23%	4,336	23%
High Reliability Solutions	1,207	17%	1,225	19%	3,630	18%	3,517	18%
	$6,945		$6,752		$20,079		$19,030

Net sales during the three-month period ended December 31, 2018 totaled $6.9 billion, representing an increase of approximately $193 million, or 3% from $6.8 billion during the three-month period ended December 31, 2017. The overall increase in sales was driven by increases in our CEC and IEI segments offset by a decline in sales in our CTG and HRS segments. Our CEC segment increased $281 million, driven by momentum from our cloud and data center business as well as the expansion of network infrastructure programs to support 5G technology, offset by declines in our legacy communications business. Our IEI segment increased $168 million, mainly driven by new programs and customer launches within our industrial, home and lifestyle business, offset by declines in our capital equipment and energy businesses. Our CTG segment decreased $237 million, primarily within the legacy consumer sectors of the segment and also resulting from our intentions of actively managing underperforming customers and categories. Our HRS segment decreased $18 million primarily due to market softness in our automotive businesses offset by strengthening demand in our health solutions business. Net sales increased $66 million to $3.0 billion in Asia, $167 million to $1.3 billion in Europe, offset by a modest decline of $40 million to $2.6 billion in the Americas.
Net sales during the nine-month period ended December 31, 2018 totaled $20.1 billion, representing an increase of approximately $1.1 billion, or 6% from $19.0 billion during the nine-month period ended December 31, 2017. The increase in net sales during the period was notable across all of our segments, driven by a $0.5 billion increase in CEC and a $0.3 billion increase in IEI due to the same factors described above. The HRS increase of $113 million during the period was primarily due to higher sales in our health solutions businesses. The CTG increase of $99 million during the period was the result of higher sale in our mobile devices businesses offset by declines in our consumer businesses. Net sales was higher across all our regions with increases of $7 million to $7.5 billion in the Americas, $595 million to $8.9 billion in Asia, and $447 million to $3.7 billion in Europe.
Our ten largest customers, during the three and nine-month periods ended December 31, 2018, accounted for approximately 43% of net sales. Our ten largest customers, during the three and nine-month periods ended December 31, 2017, accounted for approximately 43% and 42% of net sales, respectively. No customer accounted for more than 10% of net sales during the three and nine-month periods ended December 31, 2018 or December 31, 2017.
Gross profit
Gross profit is affected by a number of factors, including the number and size of new manufacturing programs, product mix, component costs and availability, product life cycles, unit volumes, pricing, competition, new product introductions, capacity utilization and the expansion or consolidation of manufacturing facilities including specific restructuring activities from time to time. The flexible design of our manufacturing processes allows us to build a broad range of products in our facilities and better utilize our manufacturing capacity across our diverse geographic footprint and service customers from all segments. In the cases of new programs, profitability normally lags revenue growth due to product start-up costs, lower manufacturing program volumes in the start-up phase, operational inefficiencies, and under-absorbed overhead. Gross margin for these programs often improves over time as manufacturing volumes increase, as our utilization rates and overhead absorption improve, and as we increase the level of manufacturing services content. As a result of these various factors, our gross margin varies from period to period.
Gross profit during the three-month period ended December 31, 2018 decreased $89 million to $357 million, or 5.1% of net sales, from $446 million, or 6.6% of net sales, during the three-month period ended December 31, 2017. Gross profit during the nine-month period ended December 31, 2018 decreased $109 million to $1.1 billion, or 5.7% of net sales, from $1.2 billion, or 6.6% of net sales, during the nine-month period ended December 31, 2017. Gross margin deteriorated 150 basis points and 90 basis points during the three-month and nine-month periods ended December 31, 2018, respectively. The decrease in both gross profit and gross margin is primarily due to revenue reductions in some of our higher margin businesses, such as automotive and semi-cap equipment, combined with the $60 million, or 0.9% of net sales, and $90 million, or 0.4% of net sales, for restructuring charges recorded in the three-month and nine-month periods ended December 31, 2018, respectively.
Segment Income
An operating segment’s performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, customer related asset impairments, restructuring charges, the new revenue standard adoption impact, contingencies and other, other charges (income), net and interest and other, net. A portion of depreciation is allocated to the respective segment, together with other general corporate research and development and administrative expenses.
The following table sets forth segment income and margins. Historical information has been recast to reflect realignment of customers and/or products between segments:

	Three-Month Periods Ended				Nine-Month Periods Ended
	December 31, 2018		December 31, 2017		December 31, 2018		December 31, 2017
	(In millions)
Segment income and reconciliation of income before tax:
Communications & Enterprise Compute	$63	2.8%	$50	2.5%	171	2.7%	$142	2.4%
Consumer Technologies Group	39	2.1%	39	1.9%	97	1.8%	87	1.6%
Industrial & Emerging Industries	79	4.7%	61	4.1%	196	4.2%	168	3.9%
High Reliability Solutions	96	7.9%	101	8.2%	279	7.7%	283	8.1%
Corporate and Other	(20)		(32)		(76)		(94)
Total segment income	256	3.7%	220	3.3%	668	3.3%	586	3.1%
Reconciling items:
Intangible amortization	20		20		57		56
Stock-based compensation	21		21		61		63
Customer related asset impairments (1)	50		—		68		5
Restructuring charges (Note 17)	66		—		100		8
New revenue standard adoption impact (Note 1 & Note 3)	—		—		9		—
Contingencies and other (2)	5		—		25		36
Other charges (income), net (Note 8)	72		7		(9)		(173)
Interest and other, net	54		31		137		86
Income (loss) before income taxes	$(32)		$141		$219		$505

Amounts may not sum due to rounding.

(1)
Customer related asset impairments for the three and nine-month periods ended December 31, 2018 relate to additional provision for doubtful accounts receivable, inventory and impairment of other assets for certain customers experiencing significant financial difficulties and/or we are disengaging from.

(2)
Contingencies and other during the three and nine-month periods ended December 31, 2018 primarily consists of costs incurred relating to the independent investigation undertaken by the Audit Committee of the Company’s Board of Directors which was completed in June 2018. In addition, for the nine-month period ended December 31, 2018, Contingencies and other also includes certain charges of the China based Multek operation that was divested in the second quarter of fiscal year 2019.

During the nine-month period ended December 31, 2017, the Company incurred charges in connection with certain legal matters, for loss contingencies where it believed that losses were probable and estimable. Additionally, the Company incurred various other charges predominately related to damages incurred from a typhoon that impacted a China facility, along with certain restructuring charges primarily related to severance for rationalization at existing sites and corporate functions.
CEC segment margin increased 30 basis points, to 2.8% for the three-month period ended December 31, 2018, from 2.5% during the three-month period ended December 31, 2017. CEC segment margin increased 30 basis points, to 2.7% for the nine-month period ended December 31, 2018, from 2.4% for the nine-month period ended December 31, 2017. The increase in

CEC's margin during the periods is primarily due to better absorption of its cost structure from higher revenue as well as an improved margin mix with greater concentration of cloud data center solutions and 5G related programs.
CTG segment margin increased 20 basis points to 2.1% for the three-month period ended December 31, 2018, from 1.9% during the three-month period ended December 31, 2017 as a result of lower ramp up costs for a certain mobile customer as well as lower losses from our NIKE operations in Mexico compared to the same period in the prior year. CTG segment margin increased 20 basis points, to 1.8% for the nine-month period ended December 31, 2018, from 1.6% for the nine-month period ended December 31, 2017 primarily due to lower losses from our NIKE operations compared to the same period in the prior year.
IEI segment margin increased 60 basis points, to 4.7% for the three-month period ended December 31, 2018, from 4.1% during the three-month period ended December 31, 2017 as a result of improved overhead absorption benefits from the increased revenues across multiple new programs ramping in our industrial, home and lifestyle business offset by reduced demand in capital equipment. IEI segment margin increased 30 basis points, to 4.2% for the nine-month period ended December 31, 2018, from 3.9% for the nine-month period ended December 31, 2017. The increase in IEI's margin during the period is due to the same factors described above, offset by reduced demand in our energy businesses.
HRS segment margin decreased 30 basis points, to 7.9% for the three-month period ended December 31, 2018, from 8.2% during the three-month period ended December 31, 2017. HRS segment margin decreased 40 basis points, to 7.7% for the nine-month period ended December 31, 2018, from 8.1% for the nine-month period ended December 31, 2017 primarily as a result of the reduced revenues and margin pressure in certain parts of our automotive business offset by increases in our health solutions business.
Restructuring charges
During our third quarter of fiscal year 2019, we took focused actions to optimize our portfolio, most notably within CTG. We completed the wind down of our NIKE operations in Mexico and we recognized charges of $36 million and $66 million for the three and nine-month periods ended December 31, 2018, respectively, primarily for non-cash asset impairments.
In total, the Company recognized pre-tax restructuring charges of approximately $66 million and $100 million during the three and nine-month periods ended December 31, 2018, respectively. In addition to the charges related to our NIKE operations in Mexico, the Company executed targeted head-count reductions at existing operating and design sites and corporate functions and exited certain immaterial businesses. Of these total charges, approximately $60 million and $90 million was recognized as a component of cost of sales during the three and nine-month periods ended December 31, 2018, respectively. The Company continues to evaluate its existing footprint and cost structure and may determine that further reductions are required, and if executed, additional restructuring charges could have a material impact on the financial statements.
Of the total restructuring charges recognized during the three and nine-month periods ended December 31, 2018, $39 million and $73 million respectively, were non-cash charges primarily related to asset impairment charges. There were no material restructuring charges incurred during the three and nine-month periods ended December 31, 2017.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) was $238 million, or 3.4% of net sales, during the three-month period ended December 31, 2018, decreasing $9 million from $247 million, or 3.7% of net sales, during the three-month period ended December 31, 2017. SG&A was $723 million, or 3.6% of net sales, during the nine-month period ended December 31, 2018, decreasing $49 million from $772 million, or 4.1% of net sales, during the nine-month period ended December 31, 2017. This decrease was primarily due to lesser incremental costs from acquisitions compared to those incurred during fiscal year 2018 as well as additional benefits realized in the three and nine-month periods ended December 31, 2018, from reduced headcount costs resulting from prior restructuring programs.
Intangible amortization
Amortization of intangible assets for the three-month periods ended December 31, 2018 and December 31, 2017 remained consistent at approximately $20 million. Amortization of intangible assets marginally increased during the nine-month period ended December 31, 2018 to $57 million, from $56 million for the three-month period ended December 31, 2017 primarily due to incremental amortization expenses on intangible assets relating to our acquisition completed during the latter part of fiscal year 2018.

Interest and other, net
Interest and other, net was $54 million during the three-month period ended December 31, 2018 compared to $31 million during the three-month period ended December 31, 2017, and $137 million during the nine-month period ended December 31, 2018 compared to $86 million during the nine-month period ended December 31, 2017. The increase in interest and other, net was primarily a result of higher interest expense due to higher interest rates and higher average borrowing levels, and increases in net foreign exchange losses, coupled with a higher realization of losses associated with certain of our strategic investments in privately held companies accounted for under the equity method of accounting.
Other charges (income), net
Other charges (income), net was $72 million of net expense during the three-month period ended December 31, 2018 compared to $7 million of net expense during the three-month period ended December 31, 2017. The increase in net expense is primarily the result of a $70 million charge during the period for the portion of our investment in an unrelated third-party venture backed company, determined to be impaired. Refer to note 2 to the condensed financial statements for more details on the impairment charge.
Other charges (income), net was $9 million of net income during the nine-month period ended December 31, 2018, compared to $172 million of income during the nine-month period ended December 31, 2017. The decrease in net income is primarily due to a lower non-cash gain recognized in fiscal year 2019 as a result of the deconsolidation of Bright Machines (formally known as AutoLab AI), or $87 million. This decline was offset by the $70 million charge on investment impairment discussed above, compared to the $152 million non-cash gain recognized during fiscal year 2018 as a result of the deconsolidation of Elementum SCM (Cayman) Ltd. Also offsetting the decrease in net income is a $39 million gain recognized from the disposition of Wink during the first quarter of fiscal year 2018. For further description on the deconsolidation of Bright Machines, refer to note 2 to the condensed consolidated financial statements.
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
The consolidated effective tax rate was (41.5)% and 27.8% for the three and nine-month periods ended December 31, 2018 and 16.2% and 11.3% for the three and nine-month periods ended December 31, 2017. The effective rate varies from the Singapore statutory rate of 17.0% as a result of recognition of earnings in different jurisdictions (we generate most of our revenues and profits from operations outside of Singapore), operating loss carryforwards, income tax credits, release of previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effect of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, Costa Rica, the Netherlands and Israel. The effective tax rate for the three-month period ended December 31, 2018 is significantly lower than the effective tax rate for the three-month period ended December 31, 2017, due to a changing jurisdictional mix of income, and the Company's recognition of approximately $194 million in restructuring charges, impairment of non-core investment, and customer related asset impairments with minimal associated tax benefits. This results in tax expense recorded on a US GAAP loss for the period.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2018, we had cash and cash equivalents of approximately $1.5 billion and bank and other borrowings of approximately $2.9 billion. We have a $1.75 billion revolving credit facility that expires in June 2022, under which there were no borrowings outstanding as of the end of the quarter. We have also entered into a $200 million term loan facility in July 2018, under which there was $52 million borrowings outstanding as of the end of the quarter. Refer to note 6 to the condensed consolidated financial statement for details. As of December 31, 2018, we were in compliance with the covenants under all of our credit facilities and indentures.
Cash used in operating activities was $2.3 billion during the nine-month period ended December 31, 2018. As further discussed below, cash collections from the deferred purchase price on our ABS sales program of $2.7 billion are included in cash from investing activities in accordance with new accounting guidance. Overall, the Company's net operating assets, primarily accounts receivable, inventory and contract assets, have increased to support increased operations and new production ramps. The increased asset base has not been fully offset by the increase in accounts payable. The increased net asset position, further discussed below, was partially offset by $158 million of net income for the period plus $567 million of non-cash charges such as depreciation, amortization, restructuring and impairment charges, and stock-based compensation, net of an $87 million gain from the deconsolidation of Bright Machines, which is included in the determination of net income.
We believe net working capital and net working capital as a percentage of annualized net sales are key metrics that measure the Company’s liquidity. As of March 31, 2018, net working capital position was calculated as current quarter accounts receivable, net of allowance for doubtful accounts, adding back the reduction in accounts receivable resulting from non-cash accounts receivable sales, plus inventories, less accounts payable. As part of the adoption of ASC 606, as further described in note 1 to the condensed consolidated financial statements, we expanded net working capital to include contract assets on a going forward basis. Net working capital increased $193 million to $1.8 billion as of December 31, 2018, from $1.6 billion as of March 31, 2018. This increase is primarily driven by (i) an increase of $298 million in contract assets upon adoption of ASC 606, (ii) a $217 million increase in accounts receivable adding back reductions from non-cash accounts receivable sales, and (iii) a $98 million increase in our inventory levels from March 31, 2018, offset by approximately $421 million increase in accounts payable. Despite the increase in our net working capital position from March 31, 2018, current quarter net working capital as a percentage of annualized net sales for the quarter then ended improved slightly at 6.6% as compared to 6.8% of annualized net sales for the quarter ended December 31, 2017. The Company generally operates in a net working capital targeted range between 6%-8% of annualized revenue for the quarter.
Cash provided by investing activities was $2.5 billion during the nine-month period ended December 31, 2018. This was primarily driven by the impact of our adoption of ASU 2016-15 during the current fiscal year, which requires us to classify cash collections on deferred purchase price from our ABS programs that were previously classified as operating cash inflows as cash flows from investing activities. Refer to note 1 to the condensed consolidated financial statements for further description of the ASU. In addition, we received $267 million of proceeds, net of cash held, in connection with the divestitures of our China-based Multek operations as further described in note 13 to the condensed consolidated financial statements. During the nine-month period ended December 31, 2018, we also invested $505 million of net capital expenditures for property and equipment to expand capabilities and capacity in support of our expanding IEI and HRS businesses as well as building out capacity in India, which was higher by $116 million from the same period in the prior year, and will be substantially complete during the fiscal year 2019. We further paid approximately $13 million, net of cash acquired, for the acquisition of a business that expanded the Company's capabilities in the telecom market within the CEC segment.
We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Upon adoption of ASU 2016-15 during the first quarter of fiscal year 2019, our free cash flow is redefined as cash from operations, plus cash collections of deferred purchase price, less net purchases of property and equipment to present cash flows on a consistent basis for investor transparency. Our free cash flows for the nine-month period ended December 31, 2018 was a use of $126 million compared to an inflow of $42 million for the nine-month period ended December 31, 2017. Free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Nine-Month Periods Ended
	December 31, 2018	December 31, 2017
	(In millions)
Net cash used in operating activities	$(2,329)	$(3,108)
Cash collection of deferred purchase price	2,708	3,539
Purchases of property and equipment	(592)	(433)
Proceeds from the disposition of property and equipment	87	44
Free cash flow	$(126)	$42
Cash used in financing activities was $81 million during the nine-month period ended December 31, 2018, which was primarily for the repurchase of our ordinary shares in the amount of $124 million offset by the $52 million proceeds from our India term loan as described in note 6.
Our cash balances are held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months. As of December 31, 2018, and March 31, 2018, over half of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $1.6 billion as of March 31, 2018). Repatriation could result in an additional income tax payment, however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.
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
Historically, we have funded operations from cash and cash equivalents generated from operations, proceeds from public offerings of equity and debt securities, bank debt and lease financings. We also sell a designated pool of trade receivables under asset-backed securitization programs and sell certain trade receivables, which are in addition to the trade receivables sold in connection with these securitization agreements. To a lesser degree, our vendors participate in our supplier financing programs, which amounts have been immaterial to date.
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
Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 16, 2018. During the nine-month period ended December 31, 2018, the Company paid $124 million to repurchase shares under the current and prior repurchase plans at an average price of $11.12 per share. As of December 31, 2018, shares in the aggregate amount of $390 million were available to be repurchased under the current plan.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2018. There have been no material changes in our contractual obligations and commitments since March 31, 2018, except for a 20-year lease we entered into for a certain new China facility. The total amount of future minimum lease payments is estimated to be $82 million.
OFF-BALANCE SHEET ARRANGEMENTS
We sell designated pools of trade receivables to unaffiliated financial institutions under our ABS programs, and in addition to cash, we receive a deferred purchase price receivable for each pool of the receivables sold. Each of these deferred purchase price receivables serves as additional credit support to the financial institutions and is recorded at its estimated fair value. As of December 31, 2018, and March 31, 2018, the fair values of our deferred purchase price receivable were approximately $319 million and $445 million, respectively. As of December 31, 2018, and March 31, 2018, the outstanding balance on receivables sold for cash was $1.5 billion and $1.3 billion, respectively, under all our accounts receivable sales programs, which are not included in our condensed consolidated balance sheets. For further information, see note 11 to the condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the nine-month period ended December 31, 2018 as compared to the fiscal year ended March 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures
 The Company's management, with the participation of the acting Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2018. Based on that evaluation, the Company's acting Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the Company's disclosure controls and procedures were not effective, as a result of the material weaknesses described in Part II, “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the year ended March 31, 2018, in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
While these remediation plans are being executed, the Company has also engaged and will continue to engage additional external resources to support and supplement the Company’s existing internal resources. Many of our remediation efforts have been implemented or are in the process of implementation. Although we intend to complete the remediation process with respect to these material weaknesses as quickly as possible, we cannot at this time estimate how long full remediation will take. The actions that we are taking to remediate these material weaknesses are subject to ongoing review by management, as well as Audit Committee oversight.
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
(c) Changes in Internal Control Over Financial Reporting
 Other than the material weaknesses remediation efforts that we have undertaken to date, there were no changes in our internal control over financial reporting that occurred during our third quarter of fiscal year 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On December 31, 2018, Michael M. McNamara retired as the Company's Chief Executive Officer and member of the Company's Board of Directors. Our Board has conducted a comprehensive search, assisted by an executive search firm, and is currently in the final stages of the process and anticipates the appointment and the announcement of a new Chief Executive Officer soon. In the interim, on February 5, 2019, the Board appointed Scott Offer to serve as acting Chief Executive Officer during the transition period, including in connection with this Quarterly Report on Form 10-Q. Michael D. Capellas, Chairman of the Board, and other Board members, continue to work closely with the Company's management during the CEO transition. Such leadership transition can be inherently difficult to manage and an inadequate transition could cause disruption to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
 The following table provides information regarding purchases of our ordinary shares made by us for the period from September 29, 2018 through December 31, 2018:

Period (2)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 29, 2018 - November 2, 2018	3,506,354	$10.69	3,506,354	$416,020,247
November 3, 2018 - November 30, 2018	2,346,376	$8.31	2,346,376	$396,520,336
December 1, 2018 - December 31, 2018	869,713	$8.05	869,713	$389,521,660
Total	6,722,443		6,722,443

(1)
During the period from September 29, 2018 through December 31, 2018, all purchases were made pursuant to the programs discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)
On August 16, 2018, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of December 31, 2018, shares in the aggregate amount of $389.5 million were available to be repurchased under the current plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS
 EXHIBIT INDEX

			Incorporated by Reference			Filed
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith

10.01	Form of Restricted Share Unit Award Agreement under the 2017 Equity Incentive Plan for retention performance-based vesting awards.					X
10.02	Separation and Release of Claims dated December 24, 2018 between Flex Ltd. and Michael M. McNamara.					X
15.01	Letter in lieu of consent of Deloitte & Touche LLP.					X
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

FLEX LTD.
(Registrant)

/s/ Scott Offer
Scott Offer
Acting Chief Executive Officer
(Principal Executive Officer)

Date:	February 5, 2019
/s/ Christopher Collier
Christopher Collier
Chief Financial Officer
(Principal Financial Officer)

Date:	February 5, 2019