Form 10-K
period 2019-03-31
FLEX LTD.
filed 2019-05-21
CIK 866374

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-23354
FLEX LTD.
(Exact name of registrant as specified in its charter)

Singapore (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification No.)
2 Changi South Lane, Singapore (Address of registrant's principal executive offices)	486123 (Zip Code)
Registrant's telephone number, including area code
(65) 6876-9899
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, No Par Value	FLEX	The Nasdaq Stock Market LLC
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of September 28, 2018, the aggregate market value of the Company's ordinary shares held by non-affiliates of the registrant was approximately $6.9 billion based upon the closing sale price as reported on the Nasdaq Global Select Market.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2019
Ordinary Shares, No Par Value	514,029,702
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement to be delivered to shareholders in connection with the Registrant's 2019 Annual General Meeting of Shareholders	Part III

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
ITEM 1.    BUSINESS
OVERVIEW
We are a globally-recognized, provider of Sketch-to-Scale® services - innovative design, engineering, manufacturing, and supply chain services and solutions - from conceptual sketch to full-scale production. We design, build, ship and manage complete packaged consumer and enterprise products, from medical devices and connected automotive systems to sustainable lighting and cloud and data center solutions, for companies of all sizes in various industries and end-markets, through our activities in the following segments:

•
High Reliability Solutions ("HRS"), which is comprised of our health solutions business, including surgical equipment, drug delivery, diagnostics, telemedicine, disposable devices, imaging and monitoring, patient mobility and ophthalmology; and our automotive business, including vehicle electrification, connectivity, autonomous, and smart technologies;

•
Industrial and Emerging Industries ("IEI"), which is comprised of energy including advanced metering infrastructure, energy storage, smart lighting, smart solar energy; and industrial, including semiconductor and capital equipment, office solutions, household industrial and lifestyle, industrial automation and kiosks;

•
Communications & Enterprise Compute ("CEC"), which includes our telecom business of radio access base stations, remote radio heads and small cells for wireless infrastructure; our networking business, which includes optical, routing, and switching products for data and video networks; our server and storage platforms for both enterprise and cloud-based deployments; next generation storage and security appliance products; and rack-level solutions, converged infrastructure and software-defined product solutions; and

•
Consumer Technologies Group ("CTG"), which includes our consumer-related businesses in IoT enabled devices, audio and consumer power electronics, mobile devices; and various supply chain solutions for consumer, computing and printing devices.

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
We provide design, manufacturing and supply chain services through a network of over 100 locations in approximately 35 countries across five continents. We have established global scale through an extensive network of innovation labs, design centers, manufacturing and services sites in the world's major consumer and enterprise products markets (Asia, the Americas, and Europe) in order to serve the supply chain needs of both multinational and regional companies. Our services provide customers with a competitive advantage by delivering improved product quality, increased flexibility, leading-edge manufacturability, improved performance, faster time-to-market, and value. Our customers leverage our services to meet their requirements throughout their products' entire life cycles. For the fiscal year ended March 31, 2019, we had revenue of $26.2 billion and net income of $93 million.
Over the past several years, we have evolved beyond a traditional Electronics Manufacturing Services ("EMS") company, and now consider ourselves to be a provider of a full range of Sketch-to-Scale® services – beyond electronics manufacturing services – including strategic product development planning and design-phase innovation, supported by teams of talented design engineers. Our innovation strategy is focused on three levels: products, systems, and manufacturing technologies and processes.
We believe that the combination of our extensive innovative solutions, design and engineering services, advanced supply chain management solutions and services, significant global scale and regional presence, and manufacturing sites in key geographies provide us with a competitive advantage and strong differentiation in the market for designing, building, and servicing consumer and enterprise products for leading multinational and regional companies. Through these services, centers and sites, we offer our customers improved product design, increased flexibility and responsiveness. We also enable faster time to market, product safety and regulatory compliance and supply chain predictability with real-time visibility, all of which accelerate product launches, access to new markets, and mitigate of risks.
We recognized research and development costs primarily related to our product design and innovations service offerings of $66 million, $78 million, and $66 million for the fiscal years ended March 31, 2019, 2018 and 2017, respectively.
INDUSTRY OVERVIEW
Our expertise is Sketch-to-Scale® services: design, manufacture, and supply chain services for a broad range of products, from medical devices, connected automotive systems and smart home appliances to sustainable lighting and cloud data center infrastructures. Although Flex has evolved beyond traditional EMS, the majority of our customers are electronics original equipment manufacturers ("OEMs"); as such, the closest broad definition of our industry remains the outsourced EMS industry.
EMS has experienced significant change and growth as an increasing number of companies elect to outsource some or all of their design, manufacturing, and after-market services requirements. In recent years we have seen an increased level of diversification by many companies, in the technology, automotive and healthcare industries along with the convergence of many industries being transformed by technology advancements. Companies that have historically identified themselves as software providers, internet service providers, or e-commerce retailers are entering the highly competitive and rapidly evolving hardware markets, with products that include mobile devices, home entertainment products, and wearable devices. This trend has resulted in significant changes to the hardware manufacturing and supply chain solutions requirements of such companies. Increasingly complex products require highly customized supply chain solutions, in turn resulting in significant changes to the overall manufacturing and supply chain landscape. The growth of the overall industry for calendar year 2018 is estimated to have been around 4%.
We believe the total available market for the EMS industry is poised for continued growth, with current penetration rates estimated to be about 31%. The intensely competitive nature of the electronics industry, the increasing complexity and sophistication of electronics products, and pressure on OEMs to reduce product costs and shorten product life cycles are all factors that encourage OEMs to utilize supply chain service providers as part of their business and manufacturing strategies. Utilizing global manufacturing and service providers allows OEMs to take advantage of the global design, manufacturing and supply chain management expertise of such providers, and enables OEMs to concentrate on product research, development, marketing, and sales. We believe that OEMs realize a number of important benefits through their strategic relationships with EMS providers, including:

•	Improved inventory management and purchasing power;

•	Access to worldwide design, engineering, manufacturing, and after-market service capabilities;

•	Ability to focus on core branding and R&D initiatives;

•	Accelerated time-to-market and time-to-volume production;

•	Improved efficiency and optimized production costs;

•	Improved product quality through advanced design and production at scale; and

•	Reduced capital investment requirements and fixed costs;
We believe that growth in the EMS industry will be largely driven by the need for OEMs to respond to rapidly changing industries, markets and technologies, the increasing complexity of supply chains and the continued pressure to be innovative and cost competitive. Additionally, we believe that there are significant opportunities for global EMS providers to win additional business from OEMs in markets or industry segments that have yet to substantially utilize such providers.
SERVICE OFFERINGS
We offer a broad range of customizable services to our customers. We believe that Flex has the broadest worldwide product development lifecycle capabilities in the industry, from concept design to manufacturing to aftermarket services. We believe a key competitive advantage is our people, processes and capabilities for making products, systems and solutions for our customers:

•
Speed:  Our sophisticated supply chain management tools and expertise allow us to provide customers with access to real-time information that increases visibility throughout the entire product lifecycle, reducing risk while accelerating execution.

•
Scope:  Our full range of services, from Sketch-to-Scale®, include innovation and design, engineering, manufacturing, forward and reverse logistics, and circular economy supply chain management. Our deep industry and cross-industry knowledge and multi-domain expertise accelerate the production of increasingly complex products for increasingly interconnected industries.

•
Scale:  Our physical infrastructure includes over 100 facilities in approximately 35 countries, staffed by approximately 200,000 employees, providing our customers with truly global scale and strategic geographic distribution capabilities.

We offer global economies of scale in advanced materials and technology sourcing, manufacturing and after-market services, as well as market-focused expertise and capabilities in design and engineering. As a result of our extensive experience in specific markets, we have developed deep understanding of complex market dynamics, giving us the ability to anticipate trends that impact our customers' businesses. Our expertise can help improve our customers' market positioning by effectively adjusting product plans and roadmaps to efficiently and cost-effectively deliver high quality products that meet their time-to-market requirements.
Our services include all processes necessary to design, build, ship, and service a wide range of products for our customers. These services include:
Innovation Services.    We provide a comprehensive set of services that enable companies to successfully ideate, create new products and solutions, and gain access to new markets. These services span the entire product introduction and solution lifecycle by providing access to new cross-industry and technology platforms and building block technologies, accelerating innovation and product development from early concepts to final production-ready design, and providing advanced manufacturing and testing for new product introduction and market access to grow our customers' offerings. This area of our business has seen increased investment and focus over the past few years.
Beyond our flagship Customer Engagement Center in Silicon Valley, we have established a global network of Design and Engagement Centers. Our innovation and design services include:

•
Innovation and Design Centers. Our Innovation and Design Centers specialize in supporting customer design and product development. Customers gain access to our design and engineering facilities, technical subject matter expertise, and rapid prototyping resources such as metal and plastic 3D printers and soft tooling capabilities.

•
Cross-industry Technologies. Along with our portfolio of building block technologies in electrical/electronics, electromechanical, and software, we also have deep technical expertise in cross-industry technologies. Our Cross-industry technologies are a combination of building block technologies expertly applied to products and solutions for use within numerous industries. These technologies include: Human Machine Interface (HMI), Audio and Video, System in Package (SIP), Miniaturization, IoT Platforms and Asset Tracking.

•
Centers of Excellence/Competence. Our Centers of Excellence/Competence provide strategic technology capabilities developed by Flex in critical solutions areas which leverage our expertise across multiple industries, for integration into our customers' products and next generation industry requirements. Centers of Excellence/Competence have specialized capabilities in connectivity, sensors and actuators, power, battery, interconnects and PMATX, smart software, optical, and "soft" Systems.

•
Systems Integration Services. Through systems integration, we design and integrate advanced data center servers, storage and networking equipment and data center appliances, providing engineering and design services with an emphasis on multivendor integration and open technologies that promote interoperability at a lower cost. Our CloudLabs provide a staging lab for customers to deploy the latest technologies, allowing for performance testing of workloads and enabling faster diffusion of technologies in a controlled environment.

Design and Engineering Services.   We offer a comprehensive range of value-added design and engineering services, tailored to specific industries and markets, and the needs of our customers. These services can be delivered using one of two primary business models:

•	Design Services, where customers purchase engineering and development services on a time and materials basis; or

•
Joint Design and Manufacturing Services, where our engineering and development teams work jointly with our customers' teams to ensure product development integrity, seamless manufacturing handoffs, and faster time to market.

Our design and engineering services are provided by our global market-based engineering teams and cover a broad range of technical competencies:

•
System Architecture, User Interface and Industrial Design. We help our customers design and develop innovative and cost-effective products that address the needs of the user and the market. These services include product definition, analysis and optimization of performance and functional requirements, 2-D sketch level drawings, 3-D mock-ups and CAD drawings, proofs of concept, product prototypes, interaction and interface models, detailed hard models, and product packaging.

•
Hardware Design. We offer design for printed-circuit board assemblies (PCBA); identification and selection of key components, Subsystem design and full-product design including electrical and mechanical design. We provide complete electrical and hardware design for products ranging from small handheld consumer devices to large, high-speed, carrier-grade, telecommunications equipment, incorporating embedded microprocessors, memory, digital signal processing, high-speed digital interfaces, analog circuit design, power management solutions, wired and wireless communication protocols, display imaging, audio/video, and radio frequency systems and antenna design. In addition, we offer detailed mechanical, structural, and thermal design solutions for enclosures that utilize a wide range of plastic, metal and other material technologies. These capabilities and technologies are increasingly important to our customers' product differentiation goals.

•
Software Design. We offer cloud integration design services which include developing and embedding a cloud agent onto a device, firmware and applications services including developing and embedding software of functionality and user-specific tasks and features.

•
Design for Excellence. We provide comprehensive design for manufacturing, testing, and reliability services leveraging robust, internally-developed tools and databases. These services leverage our core manufacturing competencies to help our customers achieve their time-to-revenue goals.

We are exposed to different or greater potential liabilities from our various design services than those we typically face in our core assembly and manufacturing services. See "Risk Factors—The success of certain of our activities depends on our ability to protect our intellectual property rights; claims of infringement or misuse of intellectual property and/or breach of license agreement provisions against our customers or us could harm our business."
Systems Assembly and Manufacturing.    Our assembly and manufacturing operations, which generate the majority of our revenues, include printed circuit board assembly and assembly of systems and subsystems that incorporate printed circuit boards and complex electromechanical components. We assemble electronics products with custom electronic enclosures on either a build-to-order or configure-to-order basis. In these operations, we employ just-in-time, ship-to-stock and ship-to-line programs, continuous flow manufacturing, demand flow processes, and statistical process controls. As our customers seek to provide greater functionality in physically smaller products, they increasingly require more sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and our expertise in innovative miniaturization, packaging and interconnect technologies, enables us to offer a variety of leading-edge manufacturing solutions.

We support a wide range of product demand profiles, from low-volume, high-complexity programs, to high-volume production. A continuous focus on Lean manufacturing, and a systematic approach to identifying and eliminating waste (non-value-added activities) through continuous improvement based on customer demand allows us to increase our efficiency and flexibility to meet dynamic customer requirements. Our systems assembly and manufacturing expertise includes the following:

•
Enclosures. We offer a comprehensive set of custom electronics enclosures and related products and services. Our services include the design, manufacture, integration and deployment of electronics packaging systems, including custom enclosure systems, power and thermal subsystems, interconnect subsystems, cabling, and cases. In addition to standard sheet metal and plastic fabrication services, we assist in the design of electronics packaging systems that protect sensitive electronics and enhance functionality. Our enclosure design services focus on functionality, manufacturability, and testing. These services are integrated with our other assembly and manufacturing services to provide our customers with improved overall supply chain management.

•
Testing Services. We offer computer-aided testing services for assembled printed circuit boards, systems, and subsystems. These services significantly improve our ability to deliver high-quality products on a consistent basis. Our test services include management defect analysis, in-circuit testing and functional testing; as well as environmental stress tests of board and system assemblies. We also offer design for test, manufacturing, and environmental services to jointly improve customer product design and manufacturing.

•
Materials Procurement and Inventory Management. Our manufacturing and assembly operations capitalize on our materials inventory management expertise and volume procurement capabilities. As a result, we believe that we are able to achieve highly competitive cost reductions and shorten total manufacturing cycle times our OEM customers. Materials procurement and management consists of the planning, purchasing, expediting, and warehousing of components and materials used in the manufacturing process. In addition, our strategy includes having third-party suppliers of custom components located in our industrial parks to reduce material and transportation costs, simplify logistics, and facilitate inventory management. We also use a sophisticated automated manufacturing resource planning system and enhanced electronic data interchange capabilities to ensure inventory control and optimization. Through our manufacturing resources planning system, we have real-time visibility of material availability and are able to track work in process. We utilize electronic data interchange with our customers and suppliers to implement a variety of supply chain management programs. Electronic data interchange allows customers to share demand and product forecasts, deliver purchase orders and assists suppliers with satisfying just-in-time delivery and supplier-managed inventory requirements. This also enables us to implement vendor-managed inventory solutions to increase flexibility and reduce overall capital allocation in the supply chain. We procure a wide assortment of materials, including electronic components, plastics and metals. There are a number of sources for these materials, including customers for whom we are providing systems assembly and manufacturing services. On some occasions, there have been shortages of certain electronic components, most recently this has been connectors, capacitors, LCD panels and memory (both DRAM and Flash). However, such shortages have not had a material impact on our operating results for any periods presented. See "Risk Factors—We may be adversely affected by supply chain issues, including shortages of required electronic components."

Components Business.    We offer a full-service power supply business that provides a range of solutions from custom to highly scalable system solutions. Flex has expertise in high efficiency and high-density switching power supplies ranging from 1 to 3,000 watts. Our product portfolio includes chargers for smartphones and tablets, adapters for notebooks and gaming systems, and power supplies for the server, storage, and networking markets. Our Power Modules business designs and manufactures a wide range of isolated DC/DC converters and non-isolated Point of Load (PoL) converters intended primarily, although not exclusively, for the Information and Communications Technology market, including Servers and High-Performance Computing applications. We also offer specialized power module solutions suitable for other markets. We pride ourselves on our ability to service the needs of industry leaders in these markets through valuable technology, design expertise, collaborative development, and efficient execution. Our products are fully compliant with the environmental and Energy Star requirements that drive efficiency specifications in our industry. Customers who engage with Flex gain access to compelling innovations and design expertise in digital control and smart power.
Logistics.    Our Flex Global Services business is a provider of services including after-market and forward supply chain logistics services. Our comprehensive suite of services is tailored to customers operating in the computing, consumer digital, infrastructure, industrial, mobile, automotive and medical industries. Our expansive global infrastructure includes 27 sites and approximately 11,000 employees strategically located throughout the Americas, Europe, and Asia. By leveraging our operational infrastructure, supply chain network, and IT systems, we are able to offer our customers globally consistent logistics solutions. By linking the flow of information from these supply chains, we create supply chain insight for our customers. We provide multiple logistics solutions including supplier-managed inventory, inbound freight management, product postponement, build/configure to order, order fulfillment and distribution, asset tracking, and supply chain network design.
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
STRATEGY
We help our customers responsibly build products for a connected world. We do this by providing our customers with product development lifecycle services, from innovation, design, and engineering, to manufacturing, logistics, and supply chain solutions. Our strategy is to enable and scale innovation for our customers, maintain our leadership in our capabilities, and build extended offerings in high-growth industries and markets.
Talent.    To maintain our competitiveness and world-class capabilities, we focus on hiring and retaining the world's best talent. We empower talented employees to develop innovative solutions that transform industries and companies. We have taken steps to attract the best engineering, functional and operational leaders and have accelerated efforts to develop the future leaders of the company.
Customer Focus.    We believe that serving leaders in dynamic industries fosters the development of our core skills and results in superior growth and profitability. Our customers come first, and we have a relentless focus on delivering distinctive products and services in a cost-effective manner with fast time-to-market.
Market Focus.    We aim to apply a rigorous approach to managing our portfolio of opportunities by focusing on companies that are leaders in their industry and value our superior capabilities in design, manufacturing, and supply chain services. We focus our energy and efforts on high-growth industries and markets where we have distinctive competence and compelling value propositions. Examples include our investments in specific technologies and industries including healthcare, automotive, industrial markets, and energy. Our market-focused approach to managing our business increases our customers' competitiveness by leveraging our deep vertical industry and cross-industry expertise, as well as global scale, regional presence and agility to respond to changes in market dynamics.
Global Operations Capabilities.    We continue to invest in maintaining the leadership of our world-class manufacturing and services capabilities including automation, new product introduction and large-scale manufacturing. We constantly push the state of the art in manufacturing technology, process development and operations management. We continue to capitalize on our industrial park concept, where we co-locate our design, manufacturing, and service resources globally in lower-cost regions, to provide a competitive advantage by minimizing logistics, manufacturing costs, and cycle times while increasing flexibility and responsiveness. We believe our global scale, breadth of services, IP, and assets contribute to our significant competitive advantage.
Extended Value Propositions.    We continue to extend our distinctiveness in manufacturing into new value propositions that leverage our core capabilities. We opportunistically invest in new technologies, capabilities and services to provide our customers with a broader value-added suite of innovative services and solutions to meet their product and market requirements.
COMPETITIVE STRENGTHS
We continue to enhance our business through the development and expansion of our product and service offerings. We strive to maintain the efficiency and flexibility of our organization, with repeatable execution that adapts to macro-economic changes to provide clear value to our customers, while increasing their competitiveness. We have a focused strategy on delivering scale, scope and speed to our customers through world-class innovation and design services, operations, supply chain solutions, and industry and market expertise. We provide active tracking and real-time data analytics (Flex Pulse®) that enable improved supply chain visibility, allowing customers to better monitor and mitigate risks. We believe the following capabilities further differentiate us from our competitors and better serve our customers' requirements:

Significant Scope and Global Scale.    We believe that scale is a significant competitive advantage, as our customers' solutions increasingly require capabilities and competitive solutions that can only be achieved through capabilities scope and global scale.
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
Additionally, we are a leader in global procurement, purchasing approximately $27 billion of electrical and mechanical materials during our fiscal year ended March 31, 2019. This scale provides us with an ability to use our worldwide supplier relationships to achieve leading-edge technologies, access, supply chain flexibility and advantageous pricing for our customers.
Digitized Supply Chain Solutions.    We offer a comprehensive range of worldwide supply chain services that simplify and improve global product development processes, providing meaningful time and cost savings to our customers. Our broad-based, full cycle services enable us to cost effectively design, build, ship and service a complete packaged product. We believe that our capabilities help our customers improve product quality, manufacturability and performance, while optimizing costs. We have expanded and enhanced our service offerings by adding capabilities in innovation and design centers, modern manufacturing including additive manufacturing, automation, robotics, real-time supply chain software, end-to-end supply chain modeling and simulation, precision plastics, and machining.
Long-Standing Customer Relationships.    We believe that maintaining our long-term relationships with key customers is a critical requirement for maintaining our market position, growth and profitability. We believe that our ability to maintain and grow these customer relationships results from our history and reputation of creating value for our customers while increasing their own competitiveness. We achieve this through our market-focused approach, our broad range of service offerings and solutions, and our deep vertical industry and cross-industry expertise, which allow us to provide innovative solutions to all of the manufacturing and related service needs of our customers. We continue to receive numerous service and quality awards that further validate the strength of our customer relationships.
Extensive Design and Engineering Capabilities.    We have an industry-leading global design service offering, with extensive product design engineering resources, that provides design services, product developments, and solutions to satisfy a wide array of customer requirements across all of our key industries and markets. We combine our design and manufacturing services to provide Sketch-to-Scale® customized solutions that include services from design concept, through product industrialization and development, including the manufacture of components and complete products across the industries and market that we serve, which are then sold by our customers under their brand names.
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
Customer and Product Innovation Hubs.    We have established state-of-the art innovation hubs in the Americas, Asia and Europe, with differentiated offerings and specialized services and focus. With subject matter expertise in connectivity, sensors and actuators, batteries, power, interconnects, human machine interfaces, smart textiles, optical technologies, software & security and advanced manufacturing, our technology leaders collaborate with customers to co-develop their next generation of products.  We offer concepting and quick-turn prototyping utilizing the most advanced 3D plastic printing, 3D metal printing, surface mount technology (SMT), AI, Machine Learning and advanced collaborative software to support major industries in bringing innovative products to market rapidly. We are dedicated to providing quality and reliable solutions to meet the customers’ requirements. We ensure confidentiality offering dedicated customer-confidential work spaces that provide increased security and restricted access to protect our customers' intellectual property and the confidentiality of new products being launched into the marketplace. These innovation hubs offer our customers a geographically-focused version of our Sketch-to-Scale® services, taking their product from concept to volume production and go-to-market in a rapid, cost effective and low risk manner.
Industrial Parks; Cost-Efficient Manufacturing Services.    We have developed self-contained campuses that co-locate our manufacturing and logistics operations with our suppliers in various cost-efficient locations. These sites enhance our supply chain management efficiency, while providing multi-technology solution value for our customers. This approach increases the competitiveness of our customers by reducing logistical barriers and costs, improving communications, increasing flexibility, lowering transportation costs and reducing turnaround times. We have strategically established our industrial parks in Brazil, China, India, and Mexico.
We have selected manufacturing operations situated in regions around the world to provide our customers with a wide array of manufacturing solutions where our customers and/or their customers are located. As of March 31, 2019, approximately 80% of our manufacturing capacity was located in emerging markets, including Brazil, China, Hungary, India, Indonesia, Malaysia, Mexico, Poland, Romania, and the Ukraine.
Sustainability. We believe in the power of technology to connect people, products and services to create a smarter, more sustainable future. It’s not just good business, but it’s good for the environment, for people and the communities in which we live and work. This belief forms the cornerstone of our sustainability commitments and actions.
CUSTOMERS
Our customers include many of the world's leading technology companies. We have focused on establishing long-term relationships with our customers and have been successful in expanding our relationships to incorporate additional product lines and services.
As our business spans multiple end markets, we believe that we are well-positioned through our market diversification to grow faster than the industry average and successfully navigate through difficult economic times. As an example, we serve the following key customers across our diverse business groups: health solutions customers Abbott and Johnson & Johnson and auto customers Ford and Nexteer in our HRS segment; Teradyne, Applied Materials and Xerox in our IEI segment; Cisco, Nokia Solutions and Ericsson in our CEC segment; and Lenovo/Motorola, HP and Bose in our CTG segment.
In fiscal year 2019, our ten largest customers accounted for approximately 43% of net sales. No customer accounted for greater than 10% of the Company's net sales in fiscal year 2019.
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
We compete with different companies depending on the type of service we are providing or the geographic area in which an activity takes place. We believe that the principal competitive factors in the manufacturing services market are: quality and range of services; design and technological capabilities; cost; location of sites; and responsiveness and flexibility. We believe we are extremely competitive with regard to all of these factors.
CORPORATE SOCIAL RESPSONSIBLITY
Sustainability remains central to who we are and how we operate. Our sustainability governance principles are a core part of our business operations. Through innovation and smart technologies, our sustainable solutions positively impact people and the environment.
Since February 2018, we have been participants of the United Nations Global Compact ("UNGC"), the world's largest corporate sustainability initiative, to showcase our commitment to integrate sustainability throughout our company and across our entire supply chain. Our commitment aims to help customers, partners and other businesses increase their own efforts to build a more sustainable future.
Our strategy and global efforts, through our sustainability programs and multi-year "Flex 20 by 2020 goals," are aligned with the principles set forth in the UNGC, and the 2030 Sustainable Development Goals ("SDGs"). While our global efforts contribute to most of the SDGs, we have prioritized them and focus on decent work, quality education, clean energy and responsible consumption and production.
We achieve social and environmental compliance through a robust integrated management system that consolidates several management systems into one. Our Corporate Social and Environmental Responsibility management system has several elements, including environmental, health and safety compliance, labor and human rights and ethics. The Flex Social and Environmental framework is based upon the principles, policies, and standards prescribed by the Responsible Business Alliance (“RBA”), a worldwide association of electronics companies committed to promoting an industry code of conduct for global electronics supply chains to improve working and environmental, health and safety conditions, as well as other relevant international standards (e.g., ISO 14001, United Nations Guiding Principles on Business and Human Rights). Flex is a founding member of the RBA. Social responsibility is also an area of increasing concern, with specific regulations such as the California Transparency in Supply Chains Act, the U.S. Federal Acquisition Regulation on Human Trafficking and the U.K. Modern Slavery Act of 2015, all creating new compliance and disclosure obligations for the Company and for our customers. We operate a number of programs, including compliance audits, data collection, training and leadership programs that focus upon driving continuous improvement in social, ethical, and environmental performance throughout all of our global operating units, all in accordance with our Code of Business Conduct and Ethics ("CoBCE"). We also go beyond compliance by offering a wide range of programs and initiatives to engage both our internal and external stakeholders.
We are committed to providing decent work for Flex employees, respecting their dignity and striving to advance human rights around the world. Our philosophy, strategies, and policies in human rights, health and safety, diversity and inclusion, support the inclusion of all people in our working environment. Some of the cornerstone specific goals through which we measure our performance include increasing employee development, social and environmental management system audits, human rights policy training completion, RBA compliance for rest day requirements and decreasing incident rates.
We work with nonprofits, community leaders and governments to promote inclusive and sustainable economic growth, employment and decent work for all. We help protect the environment, support resource conservation and provide disaster relief. We accomplish this through grants from the Flex Foundation, corporate and employee donations and volunteerism. Our multi-year goals in this area cover increasing volunteer hours and the percentage of sites with community activities as well as implementing the worker empowerment training program and Flex Foundation community grants.
We take necessary measures to protect the environment, conserve energy and natural resources, and prevent pollution by applying appropriate management practices and technology. We take actions to protect the environment, including but not limited to strict compliance with material requirements, reduction of greenhouse gas emissions, waste, water and energy consumption, and circular economy implementation, among others. Our multi-year goals for environment cover increasing our use of renewable energy, water recycling, waste diversion rate and number of powered homes equivalents and decreasing water consumption, CO2 emissions, and cost of electricity to the grid vs. fossil fuels.
Our corporate compliance program integrates our obligations and commitment to integrity into our day-to-day business practices. We expect our employees and business partners to follow the highest ethical standards. The CoBCE serves as the foundation of our Ethics and Compliance program. We conduct regular internal audits, and we maintain metrics around compliance to continuously benchmark and improve. Implementing in-person training on CoBCE for direct labor employees and increasing CoBCE training for annual completion for indirect labor employees are our integrity multi-year goals targeted for 2020.
We are committed to continuously monitoring and complying with social and environmental requirements across the supply chain. We require our suppliers to have a management system in place to ensure compliance and mitigate potential risks. We also have sustainability supply chain programs in place like on-site sustainability training for suppliers, working hours improvement and labor agent programs which help us to develop our supplier’s competencies for them to comply with the applicable requirements. We measure our progress through two goals, namely increasing out sustainability supplier training and supplier screening on social and environmental criteria.
All of these activities are the subject of our annual sustainability reporting, done in accordance with the Global Reporting Initiative’s (“GRI”) standards, and further information can be found in our annual sustainability executive and GRI reports, as well as the Flex 20 by 2020 bi-annual report posted on our website.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), Section 1502, introduced reporting requirements related to the verification of whether we are directly (or indirectly through suppliers of materials) purchasing the following minerals (“Conflict Minerals”): columbite-tantalite, also known as coltan (the metal ore from which tantalum is extracted); cassiterite (the metal ore from which tin is extracted); gold; wolframite (the metal ore from which tungsten is extracted); or their derivatives, which are limited to tantalum, tin and tungsten; or any other mineral or its derivatives as determined by the U.S. Secretary of State to be associated with financing conflicts in the Democratic Republic of the Congo or an adjoining country. We work directly with suppliers, industry groups, and customers to comply with the reporting requirements necessary to comply with this law. See "Risk Factors - Compliance with government regulations regarding the use of ‘Conflict Minerals’ may result in increased costs and risks to us." We have filed the required reports on Form SD with the Securities and Exchange Commission ("SEC") in accordance with the Dodd-Frank Act.
In addition, we are a founding member and active participant in the RBA’s Responsible Minerals Initiative ("RMI"). RMI promotes the goal of understanding and mitigating social and environmental impacts of extraction and processing of raw materials in supply chains. As an active member of RMI, we leverage direct and indirect partnerships and use international standards, e.g.. Organization for Economic Co-operation and Development ("OECD") Guidelines for Multinational Enterprises, and the United Nations (UN) Guiding Principles on Business and Human Rights, as our guides. We are committed to responsibly sourcing minerals, in accordance with our Responsible Sourcing Policy, and follow the RMI’s Conflict Minerals data reporting format.
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
We are also required to comply with an increasing number of product environmental compliance regulations focused upon the restriction of certain hazardous substances. The electronics industry is subject to various regulations based on region or country. For example:

•	Restrictions on Hazardous Substances ("RoHS") 2011/65/EU

•	Waste Electrical and Electronic Equipment ("WEEE") 2012/19/EU directives

•	The regulation EC 1907/2006 EU Directive REACH ("Registration, Evaluation, Authorization, and Restriction of Chemicals")

•	China RoHS entitled, Management Methods for Controlling Pollution for Electronic Information Products ("EIPs").
Similar legislation has been or may be enacted in other jurisdictions, including the United States. Our business requires close collaboration with our customers and suppliers to mitigate risks of non-compliance. We have developed rigorous compliance programs designed to meet the needs and specifications of our customers as well as the regulations. These programs vary from collecting compliance or material data from our Flex controlled or managed suppliers to full laboratory testing, and we include compliance requirements in our standard supplier contracts. Non-compliance could result in significant costs and/or penalties.
RoHS and other similar legislation ban or restrict the use of lead, mercury and certain other specified substances in electronics products and WEEE requires EU importers and/or producers to assume responsibility for the collection, recycling and management of waste electronic products and components. In the case of WEEE, although the compliance responsibility rests primarily with the EU importers and/or producers rather than with EMS companies, OEMs may turn to EMS companies for assistance in meeting their WEEE obligations. Flex continues to monitor developments related to product environmental compliance and is working with our customers and other technical organizations to anticipate and minimize any impacts to our operations.
EMPLOYEES
Our policies, philosophy and strategies support the inclusion of all people in our working environment. We’re committed to respecting the human rights of our employees and improving their quality of life. We encourage our people to engage in lifelong learning and growth. And we give them opportunities to perform to the best of their abilities.
As of March 31, 2019, our global workforce totaled approximately 200,000 employees including our contractor workforce. In certain international locations, our employees are represented by labor unions and by work councils. We have never experienced a significant work stoppage or strike, and we believe that our employee relations are good.
Our success depends to a large extent upon the continued services of key managerial and technical employees. The loss of such personnel could seriously harm our business, results of operations and business prospects. To date, we have not experienced significant difficulties in attracting or retaining such personnel.
INTELLECTUAL PROPERTY
We own or license various United States and foreign patents relating to a variety of technologies. For certain of our proprietary processes, inventions, and works of authorship, we rely on trade secret or copyright protection. We also maintain trademark rights (including registrations) for our corporate name and several other trademarks and service marks that we use in our business in the United States and other countries throughout the world. We have implemented appropriate policies and procedures (including both technological means and training programs for our employees) to identify and protect our intellectual property, as well as that of our customers and suppliers. As of March 31, 2019 and 2018, the carrying value of our intellectual property was not material.
Although we believe that our intellectual property assets and licenses are sufficient for the operation of our business as we currently conduct it, from time to time third parties assert patent infringement claims against us or our customers. In addition, we provide design and engineering services to our customers and also design and make our own products. As a consequence of these activities, our customers are sometimes requiring us to take responsibility for intellectual property to a greater extent than in our manufacturing and assembly businesses. If and when third parties make assertions regarding the ownership or right to use intellectual property, we could be required to either enter into licensing arrangements or to resolve the issue through litigation. Such license rights might not be available to us on commercially acceptable terms, if at all, and any such litigation might not be resolved in our favor. Additionally, litigation could be lengthy and costly and could materially harm our financial condition regardless of the outcome. We also could be required to incur substantial costs to redesign a product or re-perform design services.
From time to time, we enter into intellectual property licenses (e.g., patent licenses and software licenses) with third parties which obligate us to report covered behavior to the licensor and pay license fees to the licensor for certain activities or products, or that enable our use of third-party technologies. We may also decline to enter into licenses for intellectual property that we do not think is useful for or used in our operations, or for which our customers or suppliers have licenses or have assumed responsibility. Given the diverse and varied nature of our business and the location of our business around the world, certain activities we perform, such as providing assembly services in China and India, may fall outside the scope of those licenses or may not be subject to the applicable intellectual property rights. Our licensors may disagree and claim royalties are owed for such activities. In addition, the basis (e.g. base price) for any royalty amounts owed are audited by licensors and may be challenged. Some of these disagreements may lead to claims and litigation that might not be resolved in our favor. Additionally, litigation could be lengthy and costly and could materially harm our financial condition regardless of the outcome.
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
We derive our revenues from customers in the following business groups:

•
HRS, which is comprised of our health solutions business, including surgical equipment, drug delivery, diagnostics, telemedicine, disposable devices, imaging and monitoring, patient mobility and ophthalmology; and our automotive business, including vehicle electrification, connectivity, autonomous, and smart technologies;

•
IEI, which is comprised of energy including advanced metering infrastructure, energy storage, smart lighting, smart solar energy; and industrial, including semiconductor and capital equipment, office solutions, household industrial and lifestyle, industrial automation and kiosks;

•
CEC, which includes our telecom business of radio access base stations, remote radio heads and small cells for wireless infrastructure; our networking business, which includes optical, routing, and switching products for data and video networks; our server and storage platforms for both enterprise and cloud-based deployments; next generation storage and security appliance products; and rack-level solutions, converged infrastructure and software-defined product solutions; and

•
CTG, which includes our consumer-related businesses in IoT enabled devices, audio and consumer power electronics, mobile devices; and various supply chain solutions for consumer, computing and printing devices.

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
Cancellations, reductions, or delays by a significant customer or by a group of customers have harmed, and may in the future harm, our results of operations by reducing the volumes of products we manufacture and deliver for those customers, by causing a delay in the repayment of our expenditures for inventory in preparation for customer orders and for an impairment loss for inventory, and by lowering our asset utilization and overhead absorption resulting in lower gross margins and earnings. Additionally, current and prospective customers continuously evaluate our capabilities against other providers as well as against the merits of manufacturing products themselves. Our business would be adversely affected if customers decide to perform these functions internally or transfer their business to another provider. In addition, we face competition from the manufacturing operations of some of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing. In the past, some of our customers moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity. Any of these developments could cause a decline in our sales, loss of market acceptance of our products or services, decreases of our profits or loss of our market share.
As a provider of design and manufacturing services and components for electronics, we must provide increasingly rapid product turnaround times for our customers. We generally do not obtain firm, long-term purchase commitments from our customers, and we often experience reduced lead times in customer orders which may be less than the lead time we require to procure necessary components and materials.
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
On occasion, customers require rapid increases in production or require that manufacturing of their products be transitioned from one facility to another to reduce costs or achieve other objectives. These demands stress our resources, can cause supply chain management issues, and reduce our margins. We may not have sufficient capacity at any given time to meet our customers' demands, and transfers from one facility to another can result in inefficiencies and costs due to excess capacity in one facility and corresponding capacity constraints at another. Many of our costs and operating expenses are relatively fixed, and thus customer order fluctuations, deferrals, and transfers of demand from one facility to another, as described above, have had a material adverse effect on our operating results in the past and we may experience such effects in the future.
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
Sales to our ten largest customers represent a significant percentage of our net sales. Our ten largest customers accounted for approximately 43%, 41% and 43% of net sales in fiscal years 2019, 2018 and 2017, respectively. No customer accounted for more than 10% of net sales in fiscal year 2019, 2018 and 2017. Our principal customers have varied from year to year. These customers may experience dramatic declines in their market shares or competitive position, due to economic or other forces, that may cause them to reduce their purchases from us or, in some cases, result in the termination of their relationship with us. Significant reductions in sales to any of these customers, or the loss of major customers, would materially harm our business. If we are not able to timely replace expired, canceled or reduced contracts with new business, our revenues and profitability could be harmed. Additionally, mergers, acquisitions, consolidations or other significant transactions involving our key customers generally entail risks to our business. If a significant transaction involving any of our key customers results in the loss of or reduction in purchases by any of our largest customers, it could have a materially adverse effect on our business, results of operations, financial condition and prospects.
Our components business is dependent on our ability to quickly launch world-class component products, and our investment in the development of our component capabilities, together with the start-up and integration costs necessary to achieve quick launches of world-class component products, may adversely affect our margins and profitability.
Our components business, which include power supply manufacturing, is part of our strategy to improve our competitive position and to grow our future margins, profitability and shareholder returns by expanding our capabilities. The success of our components business is dependent on our ability to design and introduce world- class components that have performance characteristics which are suitable for a broad market and that offer significant price and/or performance advantages over competitive products.

To create these world class components offerings, we must continue to make substantial investments in the development of our components capabilities, in resources such as research and development, technology licensing, test and tooling equipment, facility expansions, and personnel requirements. We may not be able to achieve or maintain market acceptance for any of our components offerings in any of our current or target markets. The success of our components business will also depend upon the level of market acceptance of our customers' end products, which incorporate our components, and over which we have no control.
Our exposure to financially troubled customers or suppliers may adversely affect our financial results.
We provide manufacturing services to companies and industries that have in the past, and may in the future, experience financial difficulty. If some of our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our products from these customers could decline. Additionally, if our suppliers experience financial difficulty we could have difficulty sourcing supplies necessary to fulfill production requirements and meet scheduled shipments. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. Such adverse effects could include one or more of the following: an increase in our provision for doubtful accounts, a charge for inventory write-offs, a reduction in revenue, and an increase in our working capital requirements due to higher inventory levels and increases in days our accounts receivables are outstanding.
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
We may be adversely affected by supply chain issues, including shortages of required electronic components.
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
Our supply chain may also be impacted by other events outside our control, including macro-economic events, trade restrictions, political crises, or natural or environmental occurrences.
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
In addition, we often agree to certain product price limitations and cost reduction targets in connection with these services. Inflationary and other increases in the costs of the raw materials and labor required to produce the products have occurred and may recur from time to time. Also, the production ramps for these programs are typically significant and negatively impact our margin in early stages as the manufacturing volumes are lower and result in inefficiencies and unabsorbed manufacturing overhead costs. We may not be able to reduce costs, incorporate changes in costs into the selling prices of our products, or increase operating efficiencies as we ramp production of our products, which would adversely affect our margins and our results of operations.
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
Because our manufacturing operations are located in a number of countries throughout the Americas, Asia and Europe, we are subject to risks of changes in economic and political conditions in those countries, including:

•	fluctuations in the value of local currencies;

•	labor unrest, difficulties in staffing and geographic labor shortages;

•	longer payment cycles;

•	cultural differences;

•	increases in duties, tariffs, and taxation levied on our products including anti-dumping and countervailing duties;

•	trade restrictions including limitations on imports or exports of components or assembled products, unilaterally or bilaterally;

•	trade sanctions and related regulatory enforcement actions and other proceedings;

•	potential trade wars;

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
The attractiveness of our services to customers and our ability to conduct business with certain customers can be affected by changes in U.S. and other countries' trade policies. In 2018, the U.S. imposed tariffs on a large variety of products of Chinese origin. The U.S. government has also indicated a readiness to further expand the scope of the tariffs on Chinese goods if negotiations are not successful, and most recently, effective May 10, 2019, increased tariffs on $200 billion of Chinese goods to 25%. Further, on May 15, 2019, President Trump issued an executive order designed to secure the information and communications technology and services supply chain, which would restrict the acquisition or use in the United States of information and communications technology or services designed, developed, manufactured, or supplied by persons owned by, controlled by, or subject to the jurisdiction or direction of foreign adversaries. The executive order is subject to implementation by the Secretary of Commerce and applies to contracts entered into prior to the effective date of the order. In addition, the U.S. Commerce Department has implemented additional restrictions and may implement further restrictions that would affect conducting business with certain Chinese companies. Depending upon their duration and implementation, as well as our ability to mitigate their impact, these tariffs, the executive order and its implementation and other regulatory actions could materially affect our business, including in the form of increased cost of goods sold, decreased margins, increased pricing for customers, and reduced sales.
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
On May 8, 2018, a putative class action was filed in the Northern District of California against the Company and certain officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, alleging misstatements and/or omissions in certain of the Company’s financial results, press releases and SEC filings made during the putative class period of January 26, 2017 through April 26, 2018. On October 1, 2018, the Court appointed lead plaintiff and lead plaintiff’s counsel in the case. On November 28, 2018, lead plaintiff filed an amended complaint alleging misstatements and/or omissions in certain of the Company’s SEC filings, press releases, earnings calls, and analyst and investor conferences and expanding the putative class period through October 25, 2018. On April 3, 2019, the Court vacated its prior order appointing lead plaintiff and lead plaintiff’s counsel and reopened the lead plaintiff appointment process. Motions for appointment as lead plaintiff are due June 4, 2019. Defendants’ deadline to move to dismiss is vacated until after the lead plaintiff appointment process is complete and an operative complaint is designated. In addition, the Court has set a case management conference for July 17, 2019. Any existing or future lawsuits could be time-consuming, result in significant expense and divert the attention and resources of our management and other key employees, as well as harm our reputation, business, financial condition or results of operations.
On February 14, 2019, we submitted an initial notification of voluntary disclosure to the U.S. Department of the Treasury, Office of Foreign Assets Control ("OFAC") regarding possible noncompliance with U.S. economic sanctions requirements among certain non-U.S. Flex-affiliated operations.  We have initiated an internal investigation regarding this matter.  The matter is at a very preliminary stage and we cannot predict the total costs to be incurred in response to any steps taken by OFAC, the potential impact on our personnel or to what extent we could be subject to penalties, which could be material. Nor can we predict how long it will take to complete our investigation and for a disposition by OFAC.
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
In recent years, including fiscal years 2019, 2018 and 2017, we initiated targeted restructuring activities focused on optimizing our portfolio, in particular customers and products in our CTG business, optimizing our cost structure in lower growth areas and, more importantly, streamlining certain corporate and segment functions as well as exited our NIKE operations in Mexico. Restructuring charges are recorded based upon employee termination dates, site closure and consolidation plans generally in conjunction with an overall corporate initiative to drive cost reduction and realign the Company's global footprint.
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
We rely on our information systems to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers, and other business partners), and to manage or support a variety of critical business processes and activities. We regularly face attempts by others to gain unauthorized access through the Internet or to introduce malicious software to our information systems. We are also a target of malicious attackers who attempt to gain access to our network or data centers or those of our customers or end users; steal proprietary information related to our business, products, employees, and customers; or interrupt our systems and services or those of our customers or others. We believe such attempts are increasing in number and in technical sophistication. In some instances, we, our customers, and the users of our products and services might be unaware of an incident or its magnitude and effects. We have implemented security systems with the intent of maintaining the physical security of our facilities and inventory and protecting our customers’ and our suppliers’ confidential information. In addition, while we seek to detect and investigate all unauthorized attempts and attacks against our network, products, and services, and to prevent their recurrence where practicable through changes to our internal processes and tools, we are subject to, and at times have suffered from, breach of these security systems which have in the past and may in the future result in unauthorized access to our facilities and/or unauthorized use or theft of the inventory or information we are trying to protect. If unauthorized parties gain physical access to our inventory or if they gain electronic access to our information systems or if such information or inventory is used in an unauthorized manner, misdirected, or lost or stolen during transmission or transport, any theft or misuse of such information or inventory could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties including our customers and possible financial obligations for damages related to the theft or misuse of such information or inventory, any of which could have a material adverse effect on our profitability and cash flow. In addition, new data privacy laws and regulations, including the new European Union General Data Protection Regulation (“GDPR”) effective May 2018, pose increasingly complex compliance challenges, which may increase compliance costs, and any failure to comply with data privacy laws and regulations could result in significant penalties. Additionally, California recently enacted legislation, the California Consumer Privacy Act (“CCPA”), which will become effective January 1, 2020. The CCPA will, among other requirements, require covered companies to provide new disclosures to California consumers, and allow such consumers new abilities to opt-out of certain sales of personal information. The effects of the CCPA may be significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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
We prepare our financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants (AICPA), the SEC and various bodies formed to interpret and create accounting policies. For example, significant changes to revenue recognition rules have been enacted and applied to us in fiscal year 2019 per Accounting Standard Update ("ASU") 2014-09 "Revenue from Contracts with Customers (Topic 606)". Changes to accounting rules or challenges to our interpretation or application of the rules by regulators may have a material adverse effect on our reported financial results or on the way we conduct business. Refer to "Recently Adopted Accounting Pronouncements" within note 2 of Item 8, Financial Statements and Supplementary Data.
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
We have manufacturing operations and industrial parks that are located in various part of the world, including Asia, Eastern Europe, Mexico and Brazil. A portion of our purchases and our sale transactions are denominated in currencies other than the United States dollar. As a result, we are exposed to fluctuations in these currencies impacting our fixed cost overhead or our supply base relative to the currencies in which we conduct transactions.
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
We invest in private funds and companies for strategic reasons and may not realize a return on our investments. We make investments in private funds and companies to further our strategic objectives, support key business initiatives, and develop business relationships with related portfolio companies. Many of the instruments in which we invest are non-marketable at the time of our initial investment. During the last half of fiscal year 2019, we reassessed our strategy with respect to our investment portfolio. We focused on streamlining our investment portfolio and disposed of some of our investments and recognized certain charges. If any of the funds or companies in which we invest fail, we could lose all or part of our investment. From time-to-time we have identified observable price changes, or impairments in investments, and we have written down certain investments fair values and recognized a loss.
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
Our debt level may create limitations.
As of March 31, 2019, our total debt was approximately $3.1 billion. This level of indebtedness could limit our flexibility as a result of debt service requirements and restrictive covenants, and may limit our ability to access additional capital or execute our business strategy.
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
In addition, the U. K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate (“SOFR”), which is intended to replace U.S. dollar LIBOR. Plans for alternative reference rates for other currencies have also been announced. At this time, we cannot predict how markets will respond to these proposed alternative rates or the effect of any changes to LIBOR or the discontinuation of LIBOR. If LIBOR is no longer available or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

Weak global economic conditions, geopolitical uncertainty and instability in financial markets may adversely affect our business, results of operations, financial condition, and access to capital markets.
Our revenue and gross margin depend significantly on general economic conditions and the demand for products in the markets in which our customers compete. Adverse worldwide economic conditions and geopolitical uncertainty may create challenging conditions in the electronics industry. For example, these conditions may be adversely impacted by the pending withdrawal of the United Kingdom from the EU, which is scheduled to take place on October 31, 2019, following its referendum on EU membership and the actions that the U.S. has taken or may take with respect to certain treaty and trade relationships with other countries. These conditions may result in reduced consumer and business confidence and spending in many countries, a tightening in the credit markets, a reduced level of liquidity in many financial markets, high volatility in credit, fixed income and equity markets, currency exchange rate fluctuations, and global economic uncertainty. In addition, longer term disruptions in the capital and credit markets could adversely affect our access to liquidity needed for our business. If financial institutions that have extended credit commitments to us are adversely affected by the conditions of the U.S. and international capital markets, they may become unable to fund borrowings under their credit commitments to us, which could have an adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our facilities consist of a global network of industrial parks, regional manufacturing operations, and design, engineering and product introduction centers, providing approximately 27 million square feet of productive capacity as of March 31, 2019. We do not identify or allocate assets by operating segment, as they are interchangeable in nature and used by multiple operating segments.
The composition of the square footage of our facilities, by region, is as follows:

	Leased (Manufacturing)	Owned (Manufacturing)	Total (Manufacturing)	Non-manufacturing	Total
	(in million square feet)
Americas	3.4	5.4	8.8	8.9	17.7
Asia	7.8	5.9	13.7	7.6	21.3
Europe	1.9	2.6	4.5	5.1	9.6
Total	13.1	13.9	27.0	21.6	48.6
Our facilities include large industrial parks, ranging in size from approximately 100,000 to 5.7 million square feet in Brazil, China, India, and Mexico. We also have regional manufacturing operations, generally ranging in size from under 100,000 to approximately 2.7 million square feet in Austria, Brazil, Canada, China, Denmark, Hungary, India, Indonesia, Ireland, Israel, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Romania, Singapore, Spain, Switzerland, the Ukraine

and the United States. We also have smaller design and engineering centers, innovation centers and product introduction centers at a number of locations in the world's major industrial and electronics markets.
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
MARKET AND SHAREHOLDER INFORMATION
Our ordinary shares are quoted on the Nasdaq Global Select Market under the symbol "FLEX."
As of May 13, 2019 there were 3,053 holders of record of our ordinary shares. This does not include persons whose stock is in nominee or "street name" accounts through brokers.
DIVIDENDS
Since inception, we have not declared or paid any cash dividends on our ordinary shares. We currently do not have plans to pay any dividends in fiscal year 2020.
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
The graph below assumes that $100 was invested in our ordinary shares, in the Standard & Poor's 500 Stock Index and in the peer group described above on March 31, 2014 and reflects the annual return through March 31, 2019, assuming dividend reinvestment.
The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performances of our ordinary shares.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Flex, the S&P 500 Index, and Peer Group

	3/14	3/15	3/16	3/17	3/18	3/19
Flex Ltd.	100.00	137.23	130.52	181.82	176.73	108.23
S&P 500 Index	100.00	112.73	114.74	134.45	153.26	167.81
Peer Group	100.00	123.37	111.90	169.45	144.64	136.56
Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2019
Index Data: Copyright Standard and Poor's, Inc. Used with permission. All rights reserved.
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our ordinary shares made by us for the period from January 1, 2019 through March 31, 2019.

Period (2)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 25, 2019	1,058,740	$8.03	1,058,740	$381,021,766
January 26 - March 1, 2019	2,245,925	10.24	2,245,925	358,017,848
March 2 - March 31, 2019	3,270,091	10.24	3,270,091	324,522,119
Total	6,574,756		6,574,756

(1)
During the period from January 1, 2019 through March 31, 2019 all purchases were made pursuant to the program discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)
On August 16, 2018, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of March 31, 2019, shares in the aggregate amount of $324,522,119 were available to be repurchased under the current plan.

RECENT SALES OF UNREGISTERED SECURITIES
None.
INCOME TAXATION UNDER SINGAPORE LAW
Dividends.    Singapore does not impose a withholding tax on dividends. All dividends are tax exempt to shareholders.
Gains on Disposal.    Under current Singapore tax law there is no tax on capital gains, and thus any profits from the disposal of shares are not taxable in Singapore unless the gains arising from the disposal of shares are income in nature and subject to tax, especially if they arise from activities which the Inland Revenue Authority of Singapore regards as the carrying on of a trade or business in Singapore (in which case, the profits on the sale would be taxable as trade profits rather than capital gains).
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

ITEM 6.    SELECTED FINANCIAL DATA
These historical results are not necessarily indicative of the results to be expected in the future. The following selected consolidated financial data set forth below was derived from our historical audited consolidated financial statements and is qualified by reference to, and should be read in conjunction with, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data." On April 1, 2018, we adopted the new revenue standard and as a result we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings, as further described in note 2 to the consolidated financial statements included under Item 8. The comparative information has not been restated and continues to be reported under the accounting standards in effect at the time.

	Fiscal Year Ended March 31,
	2019	2018	2017	2016	2015
	(In millions, except per share amounts)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	$26,211	$25,441	$23,863	$24,419	$26,148
Cost of sales	24,594	23,778	22,303	22,811	24,603
Restructuring charges (3)	99	67	39	—	—
Gross profit	1,518	1,596	1,521	1,608	1,545
Selling, general and administrative expenses	953	1,019	937	955	844
Intangible amortization	74	79	81	66	32
Restructuring charges (3)	14	24	11	—	—
Interest and other, net	183	123	100	84	51
Other charges (income), net (1)	110	(170)	21	48	(53)
Income before income taxes	182	521	371	455	671
Provision for income taxes	89	92	51	11	70
Net income	$93	$429	$320	$444	$601
Diluted earnings per share:
Total	$0.18	$0.80	$0.59	$0.79	$1.02

	As of March 31,
	2019	2018	2017	2016	2015
	(In millions)
CONSOLIDATED BALANCE SHEET DATA:
Working capital (2)	$1,506	$1,902	$1,883	$1,743	$1,986
Total assets	13,499	13,716	12,593	12,385	11,653
Total long-term debt, excluding current portion	2,422	2,898	2,891	2,709	2,026
Shareholders' equity	2,972	3,019	2,678	2,606	2,396

(1)	For fiscal years 2019, 2018 and 2017, refer to note 15 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion.

During fiscal year 2016, the Company incurred non-cash losses of $47.7 million primarily due to a $26.8 million loss on the disposition of a non-strategic Western European manufacturing facility, which included a non-cash foreign currency translation loss of $25.3 million, and a $21.8 million loss from the impairment of a non-core investment offset by immaterial currency translation gains.

During fiscal year 2015, an amendment to a customer contract to reimburse a customer for certain performance provisions was executed which included the derecognition of a $55 million contractual obligation previously recognized during fiscal year 2014. Accordingly, the Company reversed this charge with a corresponding credit to other charges (income), net in the consolidated statement of operations. Additionally, during fiscal year 2015, the Company recognized a loss of $11 million in connection with the disposition of a manufacturing facility in Western Europe.

(2)	Working capital is defined as current assets, less current liabilities.

(3)
The Company initiated restructuring plans during fiscal years 2019, 2018 and 2017, refer to note 14 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion.

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
OVERVIEW
We are a globally-recognized, provider of Sketch-to-Scale® services - innovative design, engineering, manufacturing, and supply chain services and solutions - from conceptual sketch to full-scale production. We design, build, deliver and manage complete packaged consumer and enterprise products, from medical devices and connected automotive systems to sustainable lighting and cloud data center infrastructures, for companies of all sizes in various industries and end-markets, through our activities in the following segments:

•
High Reliability Solutions ("HRS"), which is comprised of our health solutions business, including surgical equipment, drug delivery, diagnostics, telemedicine, disposable devices, imaging and monitoring, patient mobility and ophthalmology; and our automotive business, including vehicle electrification, connectivity, autonomous, and smart technologies;

•
Industrial and Emerging Industries ("IEI"), which is comprised of energy including advanced metering infrastructure, energy storage, smart lighting, smart solar energy; and industrial, including semiconductor and capital equipment, office solutions, household industrial and lifestyle, industrial automation and kiosks;

•
Communications & Enterprise Compute ("CEC"), which includes our telecom business of radio access base stations, remote radio heads and small cells for wireless infrastructure; our networking business, which includes optical, routing, and switching products for data and video networks; our server and storage platforms for both enterprise and cloud-based deployments; next generation storage and security appliance products; and rack-level solutions, converged infrastructure and software-defined product solutions; and

•
Consumer Technologies Group ("CTG"), which includes our consumer-related businesses in IoT enabled devices, audio and consumer power electronics, mobile devices; and various supply chain solutions for consumer, computing and printing devices.

These segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Operating Decision Maker (“CODM”). Our segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics.
During the fourth quarter of fiscal year 2019, we announced that Revathi Advaithi was appointed CEO of the Company effective February 11, 2019. As part of her new role and responsibilities, the CEO along with certain direct reports that oversee operations of the business, are now considered the CODM. There is a possibility that the CODM will request changes in the information that is regularly reviewed in determining how to allocate resources and in assessing performance, which could eventually result in changes to our reportable segments.
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
During fiscal year 2019, we took action to revise our go-to-market strategy within our CTG business, where we are actively managing under-performing accounts and are focused on partnering with well-funded, leading multi-national brands that control multiple categories of products and have regional demand requirements. We expect this transition to continue in fiscal year 2020 which will continue to put downward pressure on the segment operating margins until fully transitioned. During the fiscal year 2019, we also completed the wind down of our NIKE operations in Mexico and concurrently streamlined our third-party investments. In addition, we developed a measured and sustainable operating plan for India and as of March 31, 2019, we have completed the majority of our regional build-out. We continue to invest in the capital expenditures necessary to support underlying higher margin, long-term programs in our IEI and HRS businesses.
We believe that our continued business transformation is strategically positioning us to take advantage of the long-term, future growth prospects for outsourcing of advanced manufacturing capabilities, design and engineering services and after-market services.
We are one of the world's largest providers of global supply chain solutions, with revenues of $26.2 billion in fiscal year 2019. We have established an extensive network of manufacturing facilities in the world's major consumer and enterprise markets (Asia, the Americas, and Europe) to serve the growing outsourcing needs of both multinational and regional customers. We design, build, ship, and service consumer and enterprise products for our customers through a network of over 100 facilities in approximately 35 countries across four continents. As of March 31, 2019, our total manufacturing capacity was approximately 27 million square feet. In fiscal year 2019, our net sales in Asia, the Americas and Europe represented approximately 44%, 38% and 18%, respectively, of our total net sales, based on the location of the manufacturing site. On April 1, 2018, we adopted a new revenue standard and as a result we recognized a cumulative effect of adoption as an adjustment to the opening balance of retained earnings, as further described in note 2 to the consolidated financial statements included under Item 8. The comparative information has not been restated and continues to be reported under the accounting standards in effect at the time. The following tables set forth the relative percentages and dollar amounts of net sales and net property and equipment, by country, based on the location of our manufacturing sites:

	Fiscal Year Ended March 31,
Net sales:	2019		2018		2017
	(In millions)
China	$6,649	25%	$7,450	29%	$7,214	30%
Mexico	4,539	17%	4,362	17%	4,076	17%
U.S.	3,106	12%	2,860	11%	2,560	11%
Brazil	2,181	8%	2,578	10%	1,908	8%
Malaysia	1,996	8%	2,005	8%	2,267	10%
India	1,805	7%	609	2%	511	2%
Other	5,935	23%	5,577	23%	5,327	22%
	$26,211		$25,441		$23,863

Amounts may not sum due to rounding.

	Fiscal Year Ended March 31,
Property and equipment, net:	2019		2018
	(In millions)
Mexico	$537	23%	$587	26%
China	523	22%	492	22%
U.S.	361	15%	305	14%
India	219	9%	78	3%
Hungary	103	4%	150	7%
Malaysia	138	6%	153	7%
Other	454	21%	475	21%
	$2,336		$2,240

Amounts may not sum due to rounding.
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
The attractiveness of our services to customers and our ability to conduct business with certain customers can be affected by changes in U.S. and other countries' trade policies. In 2018, the U.S. imposed tariffs on a large variety of products of Chinese origin. The U.S. government has also indicated a readiness to further expand the scope of the tariffs on Chinese goods if negotiations are not successful, and most recently, effective May 10, 2019, increased tariffs on $200 billion of Chinese goods to 25%. Further, on May 15, 2019, President Trump issued an executive order designed to secure the information and communications technology and services supply chain, which would restrict the acquisition or use in the United States of information and communications technology or services designed, developed, manufactured, or supplied by persons owned by, controlled by, or subject to the jurisdiction or direction of foreign adversaries. The executive order is subject to implementation by the Secretary of Commerce and applies to contracts entered into prior to the effective date of the order. In addition, the U.S. Commerce Department has implemented additional restrictions and may implement further restrictions that would affect conducting business with certain Chinese companies. Depending upon their duration and implementation, as well as our ability to mitigate their impact, these tariffs, the executive order and its implementation and other regulatory actions could materially affect our business, including in the form of increased cost of goods sold, decreased margins, increased pricing for customers, and reduced sales.
We also are subject to other risks as outlined in Item 1A, "Risk Factors".
Net sales for fiscal year 2019 increased 3% or $0.8 billion to $26.2 billion from the prior year. The increase was primarily due to a $0.6 billion increase in our CEC segment and a $0.2 billion increase in our IEI segment. Our fiscal year 2019 gross profit totaled $1.5 billion, representing a decrease of $78 million, or 5%, from the prior year, which is primarily driven by an incremental increase of $32 million of restructuring charges, coupled with approximately $47 million of additional charges related to distressed customers that were included in cost of sales in fiscal year 2019. These incremental charges were part of our targeted actions to optimize our business portfolio, most notably within CTG, as we eliminated certain non-core activities and repositioned ourselves to align with go-forward strategies. The decline in gross margin is also due to the mix of revenues included in our portfolio most notably a decline in revenues from our automotive products and services within HRS which carry higher gross profit margins. Increased revenues from our ramping businesses in India further impacted the decline in gross profit margin from the prior year as the new programs were pressured below our average margins during the ramp. Our net income totaled $93 million, representing a decrease of $335 million, or 78%, compared to fiscal year 2018. The decrease in net income during fiscal year 2019 is primarily due to the same factors explained above in addition to the recognition of $193 million of charges primarily for the impairment of certain of our investments, including our investment in Elementum SCM (Cayman) Ltd ("Elementum"), offset by an $87 million gain from the deconsolidation of Bright Machines (formerly known as AutoLab AI). We also recognized a $152 million gain from the deconsolidation of Elementum in fiscal year 2018, which contributed further to the decrease in net income from fiscal year 2018 to 2019. Refer to note 2 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for details of the investment impairments and the deconsolidation of Bright Machines, respectively.
Cash used in operations decreased by approximately $0.9 billion to $3.0 billion for fiscal year 2019 compared with $3.9 billion for fiscal year 2018 primarily due to a lower level of cash collections on deferred purchase price being reclassed to investing activities offset by elevated levels of investment required to support the business growth and operating through a more constrained inventory marketplace in fiscal year 2019. Our net working capital, defined as accounts receivable, net of allowance for doubtful accounts, adding back the reduction in accounts receivable resulting from non-cash accounts receivable sales, plus inventories, less accounts payable, was redefined upon the adoption of ASC 606 (as further described in note 2 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data"), to include contract assets on a going forward basis. Our net working capital as a percentage of annualized sales for fiscal year 2019 increased by 0.3% to 6.7% from the prior year. Upon adoption of Accounting Standard Update (ASU) 2016-15 during the first quarter of fiscal year

2019, cash collections on deferred purchase price from our ABS programs that were previously classified as operating cash inflows are now classified as cash flows from investing activities. Refer to note 2 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further description on the ASU.
As a result, we redefined our free cash flow as cash from operating activities, plus cash collections of deferred purchase price, less net purchases of property and equipment in order to present free cash flows on a consistent basis for investor transparency. We also excluded the reduction to operating cash flows related to certain vendor programs from the free cash flow calculation. Free cash flow was $3 million for fiscal year 2019 compared to $236 million for fiscal year 2018. The decrease in free cash flow is primarily due to increased capital expenditures in fiscal year 2019 as we built out our regional capacity in India and continued to expand our capacity and capability in support of our expanding IEI and HRS businesses, as well as increased inventory levels due to a more constrained inventory marketplace and higher business levels. Refer to the Liquidity and Capital Resources section for the free cash flows reconciliation to our most directly comparable GAAP financial measure of cash flows from operations. Cash provided by investing activities decreased by approximately $458 million to $3.3 billion for fiscal year 2019, compared with $3.7 billion for fiscal year 2018, primarily due lower cash collection on deferred purchase price and higher capital expenditures as described above. Cash used in financing activities totaled $30 million during fiscal year 2019, which decreased by approximately $158 million from $188 million in the prior year, primarily due to higher net proceeds from bank borrowings and long-term debt in fiscal year 2019.
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
Revenue Recognition
In determining the appropriate amount of revenue to recognize, we apply the following steps: (i) identify the contracts with the customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) we satisfy a performance obligation. Further, we assess whether control of the product or services promised under the contract is transferred to the customer at a point in time (PIT) or over time (OT). We are first required to evaluate whether our contracts meet the criteria for OT recognition. We have determined that for a portion of our contracts, we are manufacturing products for which there is no alternative use (due to the unique nature of the customer-specific product and IP restrictions) and we have an enforceable right to payment including a reasonable profit for work-in-progress inventory with respect to these contracts. As a result, revenue is recognized under these contracts OT based on the cost-to-cost method as it best depicts the transfer of control to the customer measured based on the ratio of costs incurred to date as compared to the total estimated costs at completion of the performance obligation. For all other contracts that do not meet these criteria, we recognize revenue when we have transferred control of the related manufactured products which generally occurs upon delivery and passage of title to the customer. Refer to notes 2 and 3 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further details.
Customer Contracts and Related Obligations
Certain of our customer agreements include potential price adjustments which may result in variable consideration. These price adjustments include, but are not limited to, sharing of cost savings, committed price reductions, material margins earned over the period that are contractually required to be paid to the customers, rebates, refunds tied to performance metrics such as on-time delivery, and other periodic pricing resets that may be refundable to customers. We estimate the variable consideration related to these price adjustments as part of the total transaction price and recognize revenue in accordance with the pattern applicable to the performance obligation, subject to a constraint. We constrain the amount of revenues recognized for these contractual provisions based on our best estimate of the amount which will not result in a significant reversal of revenue in a future period. We determine the amounts to be recognized based on the amount of potential refunds required by the contract, historical experience and other surrounding facts and circumstances. Refer to note 2 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further details.
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
The recognition of these restructuring charges requires that we make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned restructuring activity. To the extent our actual results differ from our estimates and assumptions, we may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. Such changes to previously estimated amounts may be material to the consolidated financial statements. At the end of each reporting period, we evaluate the remaining accrued balances to ensure that no excess accruals are retained, and the utilization of the provisions are for their intended purpose in accordance with developed exit plans.
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
During the last half of fiscal year 2019, the Company reassessed its strategy with respect to its investment portfolio. As a result of the change in the Company's strategy and due to market valuation changes, the Company recognized an aggregate net charge related to investment impairments and dispositions of approximately $193 million for the fiscal year ended March 31, 2019, which is recorded in other charges (income), net on the consolidated statement of operations. The aggregate charge was primarily driven by write-downs of the Company's investment positions in a non-core cost method investment and Elementum as well as other investment impairments that were individually immaterial.
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
Goodwill is tested for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. These approaches use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy and require us to make various judgmental assumptions about sales, operating margins, growth rates and discount rates which consider our budgets, business plans and economic projections, and are believed to reflect market participant views. Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, market EBITDA comparables and credit ratings. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, it could result in material impairments of our goodwill. During fiscal year 2019, we adopted ASU 2017-04 "Simplifying the Test for Goodwill Impairment", which simplifies the subsequent measurement of goodwill by eliminating step 2 from the goodwill impairment test. The ASU did not have a material impact to Flex's financial position during the period (Refer to note 2 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further detail).
We performed our goodwill impairment assessment on January 1, 2019 and determined that no impairment existed as of the date of the impairment test because the fair value of each one of our reporting units exceeded its respective carrying value. As of the date of the impairment test, all reporting units' fair values were 25% or more, over their respective carrying values, with the exception of the CTG reporting unit which was 22% in excess of its carrying value. The estimated future results for CTG used in the impairment analysis reflect our revised strategy including the wind down of our NIKE operations in Mexico, further restrictions on capital expenditures related to our expansion into India and our focus on partnering with well-funded, leading multi-national brands that control multiple categories of products and have regional demand requirements. If we are not successful in driving improved results in our CTG segment it is reasonably possible that material goodwill impairment charges could be recorded in future periods.
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
Refer to note 12 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our contingent liabilities.
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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales. The financial information and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data." The data below, and discussion that follows, represents our results from operations. On April 1, 2018, we adopted the new revenue standard and as a result we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings, as further described in note 2 to the consolidated financial statements included under Item 8. The comparative information has not been restated and continues to be reported under the accounting standards in effect at the time.

	Fiscal Year Ended March 31,
	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Cost of sales	93.8	93.5	93.5
Restructuring charges	0.4	0.3	0.2
Gross profit	5.8	6.2	6.3
Selling, general and administrative expenses	3.6	4.0	3.9
Intangible amortization	0.3	0.3	0.3
Restructuring charges	0.1	0.1	—
Interest and other, net	0.7	0.5	0.4
Other charges (income), net	0.4	(0.7)	0.1
Income before income taxes	0.7	2.0	1.6
Provision for income taxes	0.3	0.4	0.2
Net Income	0.4%	1.6%	1.4%

Net sales
Net sales during fiscal year 2019 totaled $26.2 billion, representing an increase of $0.8 billion, or 3%, from $25.4 billion during fiscal year 2018. The overall increase in sales was driven by increases in three of our segments offset by a decline in sales in our CTG segment. Net sales was higher across all our regions during fiscal year 2019, with increases of $0.5 billion in Europe, $0.3 billion in Asia, and to a lesser extent, $12 million in the Americas.
Net sales during fiscal year 2018 totaled $25.4 billion, representing an increase of $1.5 billion, or 7%, from $23.9 billion during fiscal year 2017. During fiscal year 2018, the increase in net sales was primarily driven by an increase of $1.3 billion in the Americas and to a lesser extent, $0.2 billion in Asia with Europe remaining relatively consistent from the prior year.
The following table sets forth net sales by segments and their relative percentages. Historical information has been recast to reflect realignment of customers and/or products between segments:

	Fiscal Year Ended March 31,
Segments:	2019		2018		2017
	(In millions)
High Reliability Solutions	$4,829	18%	$4,770	19%	$4,149	17%
Industrial & Emerging Industries	6,183	24%	5,972	24%	4,968	21%
Communications & Enterprise Compute	8,336	32%	7,729	30%	8,384	35%
Consumer Technologies Group	6,863	26%	6,970	27%	6,362	27%
	$26,211		$25,441		$23,863

Net sales during fiscal year 2019 increased $0.6 billion or 8% in our CEC segment driven by momentum from our cloud and data center business as well as the expansion of network infrastructure programs to support 4G and 5G technology, offset by declines in our data networking business due to weakness with some legacy product lines. Our IEI segment increased $0.2 billion or 4%, which was mainly driven by new programs and customer launches within our industrial, home and lifestyle businesses, offset by declines in our capital equipment and energy businesses. Our HRS segment increased $59 million or 1% from higher sales in our health solutions business as we benefited from prior year investments in design, engineering and automation that have strengthened and improved our capabilities and competitive positioning that more than offset year over year declines from our automotive customers primarily in Asia. These segment increases were partially offset by a decrease of $107 million or 1.5% in our CTG segment, primarily within the legacy consumer sectors of the segment and as a result of actively repositioning the portfolio of customers and rationalizing underperforming customers and eliminating certain product categories.
Net sales during fiscal year 2018 increased $1.0 billion or 20% in our IEI segment, which was mainly driven by our industrial, home and lifestyle businesses in addition to growth in our solar energy business. Our CTG segment increased $0.6 billion or 10% largely attributable to stronger sales in our connected living and mobile devices businesses, offset by a decrease in gaming. Our HRS segment increased $0.6 billion or 15% from higher sales in our automotive business. These increases were partially offset by a decrease of $0.7 billion or 8% in our CEC segment, largely attributable to lower sales within our telecom and networking businesses, offset by increased sales in our cloud and data center business.
Our ten largest customers during fiscal years 2019, 2018 and 2017 accounted for approximately 43%, 41% and 43% of net sales, respectively. We have made substantial efforts to diversify of our portfolio which allows us to operate at scale in many different industries, and, as a result, no customer accounted for greater than 10% of net sales in fiscal year 2019, 2018 or 2017.
Gross profit
Gross profit is affected by a number of factors, including the number and size of new manufacturing programs, product mix, component costs and availability, product life cycles, unit volumes, pricing, competition, new product introductions, capacity utilization and the expansion or consolidation of manufacturing facilities including specific restructuring activities from time to time. The flexible design of our manufacturing processes allows us to manufacture a broad range of products in our facilities and better utilize our manufacturing capacity across our diverse geographic footprint and service customers from all segments. In the cases of new programs, profitability normally lags revenue growth due to product start-up costs, lower manufacturing program volumes in the start-up phase, operational inefficiencies, and under-absorbed overhead. Gross margin for these programs often improves over time as manufacturing volumes increase, as our utilization rates and overhead absorption improve, and as we increase the level of manufacturing services content. As a result of these various factors, our gross margin varies from period to period.
Gross profit decreased $0.1 billion to $1.5 billion from $1.6 billion from fiscal year 2018 to fiscal year 2019. Gross margin decreased 40 basis points, to 5.8% of net sales in fiscal year 2019, from 6.2% of net sales in fiscal year 2018. The decrease is primarily due to an additional $32 million, or 10 basis points, of restructuring charges coupled with approximately $47 million of additional charges related to distressed customers incurred during fiscal year 2019 versus fiscal year 2018. As noted above, during the year we completed the wind down of our NIKE Mexico operations and incurred a total of $66 million of charges primarily for non-cash asset impairments in the second and third quarters of fiscal year 2019. Additional gross profit and gross margin declines were due to revenue reductions in some of our higher margin businesses, such as automotive and semi-cap equipment and further due to the Multek China divestiture. Also negatively pressuring the gross profit margin was the significant revenues from ramping new programs in India which had pressured margins below our average margins during the ramp in fiscal year 2019.
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
Segment income
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales, less cost of sales and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, customer related asset impairments, restructuring charges, the new revenue standard adoption impact, contingencies and other, interest and other, net and other charges (income), net. A portion of depreciation is allocated to the respective segment together with other general corporate research and development and administrative expenses.
The following table sets forth segment income and margins. Historical information has been recast to reflect realignment of customers and/or products between segments:

	Fiscal Year Ended March 31,
	2019		2018		2017
	(In millions)
Segment income & margin:
High Reliability Solutions	$371	7.7%	$381	8.0%	$334	8.1%
Industrial & Emerging Industries	269	4.4%	235	3.9%	180	3.6%
Communications & Enterprise Compute	215	2.6%	186	2.4%	229	2.7%
Consumer Technologies Group	121	1.8%	112	1.6%	180	2.8%
Corporate and Other	(104)		(128)		(108)
Total segment income	872	3.3%	786	3.1%	815	3.4%
Reconciling items:
Intangible amortization	74		79		81
Stock-based compensation	76		85		82
Customer related asset impairments (1)	87		6		93
Restructuring charges (Note 14)	113		91		49
New revenue standard adoption impact (Note 2 & Note 3)	9		—		—
Contingencies and other (2)	35		52		18
Interest and other, net	183		123		100
Other charges (income), net (Note 15)	110		(170)		21
Income before income taxes	$182		$521		$371
Amounts may not sum due to rounding.

(1)
Customer related asset impairments for fiscal year 2019, relate to provision for doubtful accounts receivable, inventory and impairment of other assets for certain customers experiencing significant financial difficulties and/or the Company is disengaging from.

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

(2)
Contingencies and other during fiscal year 2019, primarily consists of costs incurred relating to the independent investigation undertaken by the Audit Committee of the Company’s Board of Directors which was completed in June 2018. In addition, Contingencies and other also includes certain charges of the China based Multek operations that was divested in the second quarter of fiscal year 2019.

During fiscal year 2018, we incurred charges in connection with certain legal matters, for loss contingencies where it believed that losses were probable and estimable. Additionally, we incurred various other charges predominately related to damages incurred from a typhoon that impacted a China facility as well as certain assets impairments during fiscal year 2018.
Corporate and other primarily includes corporate services costs that are not included in the CODM's assessment of the performance of each of the identified reporting segments.
HRS segment margin decreased 30 basis point to 7.7% for fiscal year 2019, from 8.0% during fiscal year 2018, primarily due to reduced revenues from our automotive products and services, which carry higher gross margins partially offset by greater contribution from our growing health solutions business. HRS segment margin decreased 10 basis points to 8.0% for fiscal year 2018, from 8.1% during fiscal year 2017. The slight decrease reflects investments in expanding the segment's design and engineering capabilities, coupled with ramping up new customers and programs.
IEI segment margin increased 50 basis points to 4.4% for fiscal year 2019, from 3.9% during fiscal year 2018, as a result of improved overhead absorption benefits from the increased revenues and greater levels of design led programs which have higher gross margins, offset by reduced demand in capital equipment and energy. IEI segment margin increased 30 basis points to 3.9% for fiscal year 2018, from 3.6% during fiscal year 2017. This is primarily driven by strong revenue expansion led by several new customer programs and improving overall demand across its diverse market that has provided to overhead absorption benefits.
CEC segment margin increased 20 basis points to 2.6% for fiscal year 2019, from 2.4% during fiscal year 2018. The increase was driven by operational efficiencies and improved absorption of overhead as a result of the 8% increase in revenues. CEC segment margin decreased 30 basis points to 2.4% for fiscal year 2018, from 2.7% during fiscal year 2017. The decrease was driven by lower revenues which negatively impacted profitability with under-absorbed overhead and higher investment costs.
CTG segment margin increased 20 basis points to 1.8% for fiscal year 2019, from 1.6% during fiscal year 2018, as a result of lower losses from our NIKE operations in Mexico, which we exited in the third quarter of fiscal year 2019, partially offset by under-performance of certain accounts. CTG segment margin decreased 120 basis points to 1.6% for fiscal year 2018, from 2.8% during fiscal year 2017, primarily driven by negatively impacted profits due to a lower contribution, and continued losses from our NIKE operations in Mexico.
Restructuring charges
During fiscal year 2019, we took targeted actions to optimize our portfolio, most notably within CTG. We recognized restructuring charges of approximately $113 million during the fiscal year ended March 31, 2019, of which $73.2 million were non-cash charges primarily for asset impairments. A significant component of our charges were associated with the wind down of our NIKE operations in Mexico in the third quarter of fiscal year 2019 where we recognized charges of $66 million primarily for non-cash asset impairments. In addition, we executed targeted head-count reductions at existing operating and design sites and corporate functions and exited certain immaterial businesses. Of these total charges, approximately $99 million was recognized as a component of cost of sales during the fiscal year ended March 31, 2019.
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
During fiscal year 2017, we initiated a restructuring plan to accelerate our ability to support more Sketch-to-Scale® efforts across the Company and reposition away from historical legacy programs and structures through rationalizing our current footprint at existing sites including certain corporate SG&A functions. We recognized $49 million of pre-tax restructuring charges predominantly for employee termination costs. We classified $39 million of these charges as a component of cost of sales and $10 million as a component of selling, general and administrative expenses.
Refer to note 14 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our restructuring activities.
Selling, general and administrative expenses
Selling, general and administrative expenses ("SG&A") totaled $953 million or 3.6% of net sales, during fiscal year 2019, compared to $1.0 billion, or 4.0% of net sales, during fiscal year 2018, decreasing by $66 million or 7%, due to strong cost discipline focused on driving further productivity improvements and a refined cost structure benefiting from prior restructuring initiatives.
SG&A totaled $1.0 billion or 4.0% of net sales, during fiscal year 2018, compared to $937 million, or 3.9% of net sales, during fiscal year 2017, increasing by $82 million or 9%. This increase in SG&A was due to incremental costs associated with our continued expansion of our design and engineering resources and innovation system but also, due to the recognition of certain contingencies that are probable and estimable of payout. We also incurred incremental costs from our acquisitions in fiscal year 2018.
Intangible amortization
Amortization of intangible assets in fiscal year 2019 decreased by $5 million to $74 million from $79 million in fiscal year 2018, primarily as a result of certain intangible assets being fully amortized during fiscal year 2019.
Amortization of intangible assets in fiscal year 2018 decreased by $2 million to $79 million from $81 million in fiscal year 2017, primarily as a result of certain intangible assets being fully amortized during fiscal year 2018.
Other charges (income), net

During the last half of fiscal year 2019, we reassessed our strategy with respect to our entire investment portfolio. As a result, we recognized an aggregate net charge related to investment impairments and dispositions of approximately $193 million for the year ended March 31, 2019. The aggregate charge was primarily driven by write-downs of our investment positions in a non-core cost method investment and Elementum that were recognized in the third and fourth quarters of fiscal 2019, respectively. We also incurred other investment impairments that were individually immaterial as a result of our strategy shift and due to market valuation changes. Offsetting these charges was an $87 million non-cash gain from the deconsolidation of Bright Machines (formally known as AutoLab AI). Refer to note 2 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for details on the investment impairments and the deconsolidation of Bright Machines.
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
Interest and other, net
Interest and other, net was $183 million during fiscal year 2019, compared to $123 million during fiscal year 2018, increasing $60 million due to a $23 million increase of interest expense primarily from higher weighted average interest rates and a higher average borrowing level, as well as a $21 million increase in interest expense from our accounts receivable sales program, coupled with a $14 million decrease in foreign exchange gains as compared to the prior year.
Interest and other, net was $123 million during fiscal year 2018, compared to $100 million during fiscal year 2017. The increase in interest and other, net of $23 million was primarily due to a $15 million increase of interest expense from higher weighted average interest rates and a higher borrowing level.
Income taxes
We work to ensure that we accrue and pay the appropriate amount of income taxes according to the laws and regulations of each jurisdiction in which we operate. Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. The consolidated effective tax rates were 48.7%, 17.7% and 13.8% for the fiscal years 2019, 2018 and 2017, respectively. The effective rate varies from the Singapore statutory rate of 17.0% in each year as a result of the following items:

	Fiscal Year Ended March 31,
	2019	2018	2017
Income taxes based on domestic statutory rates	17.0%	17.0%	17.0%
Effect of tax rate differential	(74.1)	(46.9)	(23.0)
Change in liability for uncertain tax positions	(8.4)	4.3	0.2
Change in valuation allowance	105.4	57.1	21.2
Recognition of prior year taxes recoverable	3.0	(10.3)	—
Expiration of tax attributes	2.3	—	—
Other	3.5	(3.5)	(1.6)
Provision for income taxes	48.7%	17.7%	13.8%

The variation in our effective tax rate each year is primarily a result of recognition of earnings in foreign jurisdictions which are taxed at rates lower than the Singapore statutory rate including the effect of tax holidays and tax incentives we received primarily for our subsidiaries in China, Malaysia, Costa Rica, India, Netherlands and Israel of $24 million, $22 million and $16 million in fiscal years 2019, 2018 and 2017, respectively. Additionally, our effective tax rate is impacted by changes in our liabilities for uncertain tax positions of ($15) million, $22 million, and $1 million and changes in our valuation allowances on deferred tax assets of $192 million, $279 million and $79 million in fiscal years 2019, 2018 and 2017, respectively. We generate most of our revenues and profits from operations outside of Singapore.
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
We provide a valuation allowance against deferred tax assets that in our estimation are not more likely than not to be realized. During fiscal year 2019, we released valuation allowance of $3 million related to our operations in Poland as this amount was deemed to be more likely than not to be realized due to the sustained profitability during the past three fiscal years as well as continued forecasted profitability of this subsidiary. Various other valuation allowance positions were also reduced due to varying factors such as recognition of uncertain tax positions impacting deferred tax assets, one-time income recognition in loss entities, and foreign exchange impacts on deferred tax balances. Lastly, these valuation allowance reductions and eliminations were offset by current period valuation allowance additions due to increased deferred tax assets as a result of current period losses in legal entities with existing full valuation allowance positions.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2019, we had cash and cash equivalents of $1.7 billion and bank and other borrowings of $3.1 billion. We have a $1.75 billion revolving credit facility that is due to mature in June 2022, under which we had no borrowings outstanding as of March 31, 2019. We have also entered into two credit facilities in India during fiscal year 2019, (i) a $200 million term loan facility entered in July 2018, under which there were $79 million in borrowings outstanding as of the end of fiscal year 2019, and (ii) a $100 million uncommitted credit import advance facility in India, under which there were $91 million in advances outstanding as of March 31, 2019, which we anticipate repaying in fiscal year 2020. Refer to note 7 to the consolidated financial statement in Item 8, "Financial Statements and Supplementary Data" for additional details. As of March 31, 2019, we were in compliance with the covenants under all of our credit facilities and indentures. In April 2019, we entered into an additional $300 million term loan facility as further explained below.
Our cash balances are held in numerous locations throughout the world. As of March 31, 2019, over half of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated, under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $1.6 billion as of March 31, 2019). Repatriation could result in an additional income tax payment; however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.
Fiscal Year 2019
Cash used in operating activities was $3.0 billion during fiscal year 2019. As further discussed below, cash collections on the deferred purchase price from our ABS sales program of $3.6 billion are now included in cash from investing activities instead of cash from operating activities in accordance with new accounting guidance. The total cash used in operating activities resulted primarily from $93 million of net income for the period plus $804 million of non-cash charges such as depreciation, amortization, restructuring and impairment charges, provision for doubtful accounts, and stock-based compensation, net of a gain of $87 million from the deconsolidation of Bright Machines which are included in the determination of net income. Depreciation expense was $433 million and relatively consistent with prior years. These additions were more than offset by a net change in our operating assets and liabilities of $3.9 billion. In accordance with the new accounting guidance adopted in fiscal 2019 (and further described in note 2 to the consolidated financial statements in Item 8 “Financial Statements and Supplementary Data”), cash collections on deferred purchase price from our ABS programs are now classified as cash flows from investing activities and no longer included in cash receipts related to accounts receivable. As a result, while accounts receivable only increased by approximately $95 million from fiscal year 2018 to fiscal year 2019, the impact to operating cash flows is an outflow of $3.6 billion further described below. Year over year increases in inventory and contract assets also added to the net change in our operating assets and liabilities reflected on our cash flow from operations.
We believe net working capital ("NWC"), and net working capital as a percentage of annualized sales are key metrics that measure our liquidity. NWC was previously calculated as current quarter accounts receivable, net of allowance for doubtful accounts, adding back the reduction in accounts receivable resulting from non-cash accounts receivable sales, plus inventories, less accounts payable. As part of the adoption of ASC 606, we expanded NWC, to include contract assets. We also included certain other current liabilities related to vendor financing programs, which are immaterial for the fiscal year, in the NWC calculation. NWC increased by $32 million to $1.7 billion as of March 31, 2019, from $1.6 billion as of March 31, 2018. This increase is primarily driven by (i) an increase of $216 million in contract assets upon adoption of ASC 606, (ii) a $58 million decrease in accounts receivable adding back reductions from non-cash accounts receivable sales, and (iii) a $77 million decrease in our inventory levels from March 31, 2018, offset by an approximately $25 million increase in accounts payable. Our net working capital as a percentage of annualized net sales as of March 31, 2019 increased slightly to 6.7% as compared to 6.4% of annualized net sales as of March 31, 2018.
Cash provided by investing activities totaled $3.3 billion during fiscal year 2019. This was primarily driven by the impact of our adoption of ASU 2016-15 during the current fiscal year referred to above, which requires us to classify cash collections on deferred purchase price from our ABS programs that were previously classified as operating cash inflows as cash flows from investing activities. Refer to note 2 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data", for further description of the ASU. In addition, we received $267 million of proceeds, net of cash held, in connection with the divestitures of our China-based Multek operations as further described in note 17 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data". We also invested $631 million of net capital expenditures for property and equipment to expand capabilities and capacity in support of our expanding IEI and HRS businesses as well as building out capacity in India.
Cash used in financing activities was $30 million during fiscal year 2019. This was primarily the result of repurchases of ordinary shares in the amount of $189 million, offset by $170 million received from the drawdown of India Facilities as further described in note 7 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data".
Fiscal Year 2018
Cash provided by operating activities was $0.8 billion during fiscal year 2018. This resulted primarily from $429 million of net income for the period plus $478 million of non-cash charges such as depreciation, amortization and stock-based compensation, net of a gain from the deconsolidation of Elementum that are included in the determination of net income. Depreciation expense was $434 million of those non-cash charges. These were partially offset by a net change in our operating assets and liabilities of $153 million, driven primarily by a $354 million increase in inventories, an $88 million increase in other current and noncurrent assets, and a $347 million increase in accounts receivable, including the change in sales of accounts receivable, offset by a $623 million increase in accounts payable.
Cash used in investing activities totaled $0.9 billion during fiscal year 2018. This resulted primarily from $214 million paid for the acquisition of AGM Automotive ("AGM") for our HRS segment, net of cash acquired, and $55 million paid for a power module business for our CEC segment, net of cash acquired. Further, we invested $517 million of net capital expenditures for property and equipment to expand capabilities and capacity in support of our automotive, medical, footwear and IEI businesses. In addition, other investing activities includes $73 million of cash derecognized as of the date of the Elementum deconsolidation, and $46 million of payments for non-core investments, net of cash received.
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
Fiscal Year 2017
Cash provided by operating activities was $1.1 billion during fiscal year 2017. This resulted primarily from $320 million of net income for the period plus $674 million of non-cash charges such as depreciation, amortization, other impairment charges, provision for doubtful accounts and stock-based compensation expense that are included in the determination of net income. Depreciation expense was $432 million of those non-cash charges. We generated $157 million in cash as a result of changes in our operating assets and liabilities, driven primarily by a $268 million increase in accounts payable, offset by a $184 million increase in accounts receivable, including the change in sales of accounts receivable.
Cash used in investing activities was $0.7 billion during fiscal year 2017. This resulted primarily from $490 million of net capital expenditures for property and equipment to expand capability and capacity in support of our automotive and medical businesses and further investments in both automation and expanding technologies to support our innovation services. We also paid $189 million for the acquisition of four businesses, net of cash acquired, including $162 million, net of $18 million of cash acquired related to the acquisition of manufacturing facilities from Bose. Further, $60 million was paid for a non-controlling interest in a joint venture with RIB Software AG as our partner. Offsetting this were proceeds from various other investing activities of $64 million, most notably the receipt of $38 million for the sale of two non-strategic businesses.
Cash used in financing activities was $242 million during fiscal year 2017. This was primarily the result of repurchases of ordinary shares in the amount $350 million, and $31 million of cash paid to a third-party banking institution for certain assets that were financed by the third-party banking institution on behalf of a customer, which is included in other financing activities. These cash outflows were partially offset by $171 million of net proceeds from bank borrowings and long-term debt, of which $130 million is the incremental amount borrowed extending the maturity date of one of our loan agreements from

August 30, 2018 to November 30, 2021, and $107 million is the amount of proceeds from the €100 million term loan, discussed further in note 7 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data".
Free Cash Flow
We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repurchase company shares, fund acquisitions, make investments, repay debt obligations, and for certain other activities. Upon adoption of ASU 2016-15 effective for fiscal year 2019, our free cash flow was redefined as cash from operations, plus cash collections of deferred purchase price, less net purchases of property and equipment to present cash flows on a consistent basis for investor transparency. We also exclude the reduction to operating cash flows related to certain vendor programs that is required for US GAAP presentation. Our free cash flow was $3 million, $236 million and $660 million for fiscal years 2019, 2018 and 2017, respectively. Free cash flow is not a measure of liquidity under generally accepted accounting principles in the United States, and may not be defined and calculated by other companies in the same manner. Free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Fiscal Year Ended March 31,
	2019	2018	2017
	(In millions)
Net cash used in operating activities	$(2,971)	$(3,866)	$(3,822)
Cash collection of deferred purchase price and other	3,605	4,620	4,971
Purchases of property and equipment	(725)	(562)	(525)
Proceeds from the disposition of property and equipment	94	44	36
Free cash flow	$3	$236	$660

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
We maintain global paying services agreements with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers who elect to participate in the program. The agreements allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. At March 31, 2019 and 2018, the cumulative payments due to suppliers participating to the programs amounted to approximately $0.5 billion and $0.3 billion, respectively. Pursuant to their agreement with one of the financial institutions, certain suppliers may elect to be paid early at their discretion. We are not always notified when our suppliers sell receivables under these programs. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.
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
During fiscal years 2019, 2018 and 2017, we received approximately $6.8 billion, $8.0 billion and $7.6 billion, respectively from transfers of receivables under our ABS programs, and $2.7 billion, $1.5 billion and $1.3 billion, respectively from other sales of receivables. As of March 31, 2019, and 2018, the outstanding balance on receivables sold for cash was $1.3 billion, for both years, respectively, under all our accounts receivable sales programs, which are removed from accounts receivable balances in our consolidated balance sheets.

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
Historically we have been successful in refinancing and extending the maturity dates on our term loans and credit facilities. In June 2017, we entered into a five-year credit facility consisting of a $1.75 billion revolving credit facility and a $503 million term loan, which is due to mature on June 30, 2022 (the "2022 Credit Facility"). This 2022 Credit Facility replaced our $2.1 billion credit facility, which was due to mature in March 2019. The outstanding principal of the term loan portion of the 2022 Credit Facility is repayable in quarterly installments of approximately $6 million from September 30, 2017 through June 30, 2020 and approximately $13 million from September 30, 2020 through March 31, 2022 with the remainder due upon maturity. As of March 31, 2019, one of our $500 million Notes due February 2020 has been included in current liabilities on the consolidated balance sheet.
In April 2019, we entered into a JPY 33.5 billion term loan agreement (approximately $300 million) due April 2024, which was then swapped to U.S. dollars. The term loan will be used to fund general operations and refinance certain other outstanding debt. Borrowings under this term loan bear interest, at LIBOR plus the applicable margin of 1.21%
Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 16, 2018. During fiscal year 2019, we paid $189 million to repurchase shares (under the current and prior repurchase plans) at an average price of $10.66 per share. As of March 31, 2019, shares in the aggregate amount of $325 million were available to be repurchased under the current plan.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Bank borrowings and long-term debt are as follows:

	As of March 31,
	2019	2018
	(In millions)
4.625% Notes due February 2020	$500	$500
Term Loan, including current portion, due in installments through November 2021	672	688
Term Loan, including current portion, due in installments through June 2022	459	484
5.000% Notes due February 2023	500	500
4.750% Notes due June 2025	597	596
India Facilities (1)	170	—
Other	168	187
Debt issuance costs	(11)	(14)
	3,055	2,941
Current portion, net of debt issuance costs	(633)	(43)
Non-current portion	$2,422	$2,898

(1)
India Facilities as of March 31, 2019 include an approximately $91.4 million drawdown of short-term bank borrowings under a facility entered in February 2019 and a $78.8 million drawdown from the $200 million term loan facility entered in July 2018.

Refer to the discussion in note 7 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further details of our debt obligations.

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
Future payments due under our purchase obligations, debt including capital leases and related interest obligations and operating leases are as follows:

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Greater Than 5 Years
	(In millions)
Contractual Obligations:
Purchase obligations	$3,299	$3,299	$—	$—	$—
Long-term debt and capital lease obligations:
Long-term debt	3,065	634	913	918	600
Capital leases	45	19	19	7	—
Interest on long-term debt obligations	512	140	253	83	36
Operating leases, net of subleases	683	155	207	149	172
Restructuring costs	32	32	—	—	—
Total contractual obligations	$7,636	$4,279	$1,392	$1,157	$808

We have excluded $252 million of liabilities for unrecognized tax benefits from the contractual obligations table as we cannot make a reasonably reliable estimate of the periodic settlements with the respective taxing authorities. See note 13, "Income Taxes" to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further details.
Our purchase obligations can fluctuate significantly from period to period and can materially impact our future operating asset and liability balances, and our future working capital requirements. We intend to use our existing cash balances, together with anticipated cash flows from operations to fund our existing and future contractual obligations.
OFF-BALANCE SHEET ARRANGEMENTS
We sell designated pools of trade receivables to unaffiliated financial institutions under our ABS programs, and in addition to cash, we receive a deferred purchase price receivable for each pool of the receivables sold. Each of these deferred purchase price receivables serves as additional credit support to the financial institutions and is recorded at its estimated fair value. As of March 31, 2019 and 2018, the fair value of our deferred purchase price receivable was approximately $293 million and $445 million, respectively. As of March 31, 2019 and 2018, the outstanding balance on receivables sold for cash was $1.3 billion for both periods, respectively, under all our accounts receivable sales programs, which were removed from accounts receivable balances in our consolidated balance sheets. For further information, see note 10 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data".
RECENT ACCOUNTING PRONOUNCEMENTS
Refer to note 2 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for recent accounting pronouncements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
A portion of our exposure to market risk for changes in interest rates relates to our highly liquid investment portfolio, with maturities of three months or less from original dates of purchase and are classified as cash equivalents on our consolidated balance sheet. We do not use derivative financial instruments in our highly liquid investment portfolio. We place cash and cash equivalents with various major financial institutions and highly rated money market accounts. Our investment policy has strict guidelines focusing on preservation of capital. The portfolio is comprised of various instruments including term deposits with banks, marketable securities and money market accounts. Our cash is principally invested in the U.S. dollar and China RMB serving as a natural hedge of our RMB denominated costs. As of March 31, 2019, the outstanding amount in the highly liquid investment portfolio was $0.5 billion, the largest components of which were Brazilian real, China renminbi and Indian rupee denominated money market accounts with an average return of 2.18%. A hypothetical 10% change in interest rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.
We had variable rate debt outstanding of approximately $1.5 billion as of March 31, 2019. Variable rate debt obligations consisted of borrowings under our term loans. Interest on these obligations is discussed in note 7 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data".
Our variable rate debt instruments create exposures for us related to interest rate risk. Primarily due to the current low interest rates, a hypothetical 10% change in interest rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.
As of March 31, 2019, the approximate average fair value of our debt outstanding under our term loan facilities that mature in November 2021 and June 2022, and Notes due February 2020, February 2023 and June 2025 was 99.9% of the face value of the debt obligations based on broker trading prices.
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
We endeavor to maintain a partial or fully hedged position for certain transaction exposures. These exposures are primarily, but not limited to, revenues, customer and vendor payments and inter-company balances in currencies other than the functional currency unit of the operating entity. The credit risk of our foreign currency derivative contracts is minimized since all contracts are with large financial institutions and accordingly, fair value adjustments related to the credit risk of the counter-party financial institution were not material. The gains and losses on foreign currency derivative contracts generally offset the losses and gains on the assets, liabilities and transactions hedged. The fair value of currency derivative contracts is reported on the balance sheet. The aggregate notional amount of outstanding contracts as of March 31, 2019 amounted to $7.8 billion and the recorded fair values of the associated assets and liabilities were not material. The majority of these foreign exchange contracts expire in less than three months and all expire within one year. They will settle primarily in the Brazilian real, British pound, China renminbi, Euro, Hungarian forint, Indian rupee, Malaysian ringgit, Mexican peso, Singapore dollar, and U.S. dollar.
Based on our overall currency rate exposures as of March 31, 2019, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors a 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flex Ltd., Singapore
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Flex Ltd. and subsidiaries (the "Company") as of March 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2019 and the related notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Flex Ltd. and subsidiaries as of March 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2019, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 20, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principles
As discussed in Note 2 to the financial statements, the Company changed its method of accounting for revenue from contracts with customers in fiscal year 2019 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, using the modified retrospective approach. As also discussed in Note 2 to the financial statements, the Company changed its method of accounting for cash receipts on the deferred purchase price from asset-backed securitization programs in fiscal year 2019 due to the adoption of ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments using the retrospective approach.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedure included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
May 20, 2019
We have served as the Company’s auditors since 2002.

FLEX LTD.
CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2019	2018
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,696,625	$1,472,424
Accounts receivable, net of allowance for doubtful accounts (Note 2)	2,612,961	2,517,695
Contract assets	216,202	—
Inventories	3,722,854	3,799,829
Other current assets	854,790	1,380,466
Total current assets	9,103,432	9,170,414
Property and equipment, net	2,336,213	2,239,506
Goodwill	1,073,055	1,121,170
Other intangible assets, net	330,995	424,433
Other assets	655,672	760,332
Total assets	$13,499,367	$13,715,855
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$632,611	$43,011
Accounts payable	5,147,236	5,122,303
Accrued payroll	391,591	383,332
Other current liabilities	1,426,075	1,719,418
Total current liabilities	7,597,513	7,268,064
Long-term debt, net of current portion	2,421,904	2,897,631
Other liabilities	507,590	531,587
Commitments and contingencies (Note 12)
Shareholders' equity
Flex Ltd. Shareholders' equity
Ordinary shares, no par value; 566,787,620 and 578,317,848 issued, and 516,548,265 and 528,078,493 outstanding as of March 31, 2019 and 2018, respectively	6,523,750	6,636,747
Treasury stock, at cost; 50,239,355 shares as of March 31, 2019 and 2018, respectively	(388,215)	(388,215)
Accumulated deficit	(3,012,012)	(3,144,114)
Accumulated other comprehensive loss	(151,163)	(85,845)
Total shareholders' equity	2,972,360	3,018,573
Total liabilities and shareholders' equity	$13,499,367	$13,715,855

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2019	2018	2017
	(In thousands, except per share amounts)
Net sales	$26,210,511	$25,441,131	$23,862,934
Cost of sales	24,593,731	23,778,404	22,303,231
Restructuring charges	99,005	66,845	38,758
Gross profit	1,517,775	1,595,882	1,520,945
Selling, general and administrative expenses	953,077	1,019,399	937,339
Intangible amortization	74,396	78,640	81,396
Restructuring charges	14,308	23,846	10,637
Interest and other, net	183,454	122,823	99,532
Other charges (income), net	110,414	(169,719)	21,193
Income before income taxes	182,126	520,893	370,848
Provision for income taxes	88,727	92,359	51,284
Net income	$93,399	$428,534	$319,564

Earnings per share:
Basic	$0.18	$0.81	$0.59
Diluted	$0.18	$0.80	$0.59
Weighted-average shares used in computing per share amounts:
Basic	526,519	529,782	540,503
Diluted	530,070	536,598	546,220

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
	2019	2018	2017
	(In thousands)
Net income	$93,399	$428,534	$319,564
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(59,508)	45,618	(1,324)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	(5,810)	(3,320)	9,096
Comprehensive income	$28,081	$470,832	$327,336

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary Shares			Accumulated Other Comprehensive Loss					Total
	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments And Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Total Flex Ltd. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity
	(In thousands)
BALANCE AT MARCH 31, 2016	544,823	$6,598,999	$(3,892,212)	$(41,522)	$(94,393)	$(135,915)	$2,570,872	$34,658	$2,605,530
Repurchase of Flex Ltd. ordinary shares at cost	(25,125)	(345,782)	—	—	—	—	(345,782)	—	(345,782)
Exercise of stock options	2,283	12,438	—	—	—	—	12,438	610	13,048
Issuance of Flex Ltd. vested shares under restricted share unit awards	9,313	—	—	—	—	—	—	—	—
Issuance of subsidiary shares	—	—	—	—	—	—	—	9,306	9,306
Net income	—	—	319,564	—	—	—	319,564	(8,492)	311,072
Stock-based compensation, net of tax	—	79,669	—	—	—	—	79,669	(2,339)	77,330
Total other comprehensive income	—	—	—	9,096	(1,324)	7,772	7,772	—	7,772
BALANCE AT MARCH 31, 2017	531,294	6,345,324	(3,572,648)	(32,426)	(95,717)	(128,143)	2,644,533	33,743	2,678,276
Repurchase of Flex Ltd. ordinary shares at cost	(10,829)	(180,050)	—	—	—	—	(180,050)	—	(180,050)
Exercise of stock options	667	2,774	—	—	—	—	2,774	256	3,030
Issuance of Flex Ltd. vested shares under restricted share unit awards	6,946	—	—	—	—	—	—	—	—
Issuance of subsidiary shares, net	—	—	—	—	—	—	—	63,363	63,363
Net income	—	—	428,534	—	—	—	428,534	(7,573)	420,961
Stock-based compensation, net of tax	—	80,484	—	—	—	—	80,484	849	81,333
Deconsolidation of subsidiary entity	—	—	—	—	—	—	—	(90,638)	(90,638)
Total other comprehensive income	—	—	—	(3,320)	45,618	42,298	42,298	—	42,298
BALANCE AT MARCH 31, 2018	528,078	6,248,532	(3,144,114)	(35,746)	(50,099)	(85,845)	3,018,573	—	3,018,573
Repurchase of Flex Ltd. ordinary shares at cost	(17,726)	(188,978)	—	—	—	—	(188,978)	—	(188,978)
Exercise of stock options	244	245	—	—	—	—	245	—	245
Issuance of Flex Ltd. vested shares under restricted share unit awards	5,952	—	—	—	—	—	—	—	—
Net income	—	—	93,399	—	—	—	93,399	—	93,399
Stock-based compensation, net of tax	—	76,032	—	—	—	—	76,032	—	76,032
Cumulative effect on opening equity of adopting accounting standards and other	—	(296)	38,703	—	—	—	38,407	—	38,407
Total other comprehensive loss	—	—	—	(5,810)	(59,508)	(65,318)	(65,318)	—	(65,318)
BALANCE AT MARCH 31, 2019	516,548	$6,135,535	$(3,012,012)	$(41,556)	$(109,607)	$(151,163)	$2,972,360	$—	$2,972,360
The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$93,399	$428,534	$319,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	433,413	434,432	432,238
Amortization and other impairment charges	331,539	120,932	177,422
Provision for doubtful accounts (Note 2)	41,977	8,225	(184)
Non-cash other loss (income)	12,655	(58,223)	6,858
Stock-based compensation	76,032	81,346	77,330
Gain from deconsolidation of subsidiary entity (Note 2)	(86,614)	(151,574)	—
Deferred income taxes	(13,856)	43,187	(20,041)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,628,129)	(4,916,843)	(5,136,256)
Contract assets	215,877	—	—
Inventories	(360,152)	(354,319)	85,047
Other current and noncurrent assets	(7,541)	(138,184)	84,949
Accounts payable	68,070	623,148	268,686
Other current and noncurrent liabilities	(147,694)	13,004	(117,721)
Net cash used in operating activities	(2,971,024)	(3,866,335)	(3,822,108)
Cash flows from investing activities:
Purchases of property and equipment	(725,606)	(561,997)	(525,111)
Proceeds from the disposition of property and equipment	94,219	44,780	35,606
Acquisitions of businesses, net of cash acquired	(12,796)	(268,377)	(189,084)
Divestitures of businesses, net of cash held in divested businesses	267,147	(2,949)	36,731
Cash collections of deferred purchase price	3,585,901	4,619,933	4,972,017
Other investing activities, net	44,032	(120,442)	(60,329)
Net cash provided by investing activities	3,252,897	3,710,948	4,269,830
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	3,199,460	1,366,000	312,741
Repayments of bank borrowings and long-term debt	(3,059,828)	(1,420,977)	(141,730)
Payments for repurchases of ordinary shares	(188,979)	(180,050)	(349,532)
Proceeds from exercise of stock options	245	2,774	12,438
Other financing activities, net	19,398	44,468	(76,024)
Net cash used in financing activities	(29,704)	(187,785)	(242,107)
Effect of exchange rates on cash	(27,968)	(15,079)	17,490
Net change in cash and cash equivalents	224,201	(358,251)	223,105
Cash and cash equivalents, beginning of year	1,472,424	1,830,675	1,607,570
Cash and cash equivalents, end of year	$1,696,625	$1,472,424	$1,830,675

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION OF THE COMPANY
Flex Ltd. ("Flex" or the "Company") was incorporated in the Republic of Singapore in May 1990. The Company's operations have expanded over the years through a combination of organic growth and acquisitions. The Company is a globally-recognized, provider of Sketch-to-Scale® services - innovative design, engineering, manufacturing, and supply chain services and solutions - from conceptual sketch to full-scale production. The Company designs, builds, ships and manages complete packaged consumer and enterprise products, from medical devices and connected automotive systems to sustainable lighting and cloud and data center solutions for companies of all sizes in various industries and end-markets, through its activities in the following segments:

•
High Reliability Solutions ("HRS"), which is comprised of our health solutions business, including surgical equipment, drug delivery, diagnostics, telemedicine, disposable devices, imaging and monitoring, patient mobility and ophthalmology; and our automotive business, including vehicle electrification, connectivity, autonomous, and smart technologies;

•
Industrial and Emerging Industries ("IEI"), which is comprised of energy including advanced metering infrastructure, energy storage, smart lighting, smart solar energy; and industrial, including semiconductor and capital equipment, office solutions, household industrial and lifestyle, industrial automation and kiosks;

•
Communications & Enterprise Compute ("CEC"), which includes our telecom business of radio access base stations, remote radio heads and small cells for wireless infrastructure; our networking business, which includes optical, routing, and switching products for data and video networks; our server and storage platforms for both enterprise and cloud-based deployments; next generation storage and security appliance products; and rack-level solutions, converged infrastructure and software-defined product solutions; and

•
Consumer Technologies Group ("CTG"), which includes our consumer-related businesses in IoT enabled devices, audio and consumer power electronics, mobile devices; and various supply chain solutions for consumer, computing and printing devices.

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
2. SUMMARY OF ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Flex and its majority-owned subsidiaries, after elimination of intercompany accounts and transactions. Amounts included in these consolidated financial statements are expressed in U.S. dollars unless otherwise designated. The Company consolidates its majority-owned subsidiaries and investments in entities in which the Company has a controlling interest. For the consolidated majority-owned subsidiaries in which the Company owns less than 100%, the Company recognizes a noncontrolling interest for the ownership of the noncontrolling owners. As of March 31, 2019, the noncontrolling interest was not material as a result of the deconsolidation of one of the Company's subsidiaries. In prior years, the noncontrolling interest was included on the consolidated balance sheets as a component of total shareholders' equity. The associated noncontrolling owners' interest in the income or losses of these companies is not material to the Company's results of operations for all periods presented, and is classified as a component of interest and other, net, in the consolidated statements of operations.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things: allowances for doubtful accounts; inventory write-downs; valuation allowances for deferred tax assets; uncertain tax positions; valuation and useful lives of long-lived assets including property, equipment, intangible assets and goodwill; valuation of investments in privately held companies; asset impairments; fair values of financial instruments including highly liquid investments, notes receivable and derivative instruments; restructuring charges; contingencies; warranty provisions; accruals for potential price adjustments arising from customer contracts; fair values of assets obtained and liabilities assumed in business combinations and the fair values of stock options and restricted share unit awards granted under the Company's stock-based compensation plans. Actual results may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.
Translation of Foreign Currencies
The financial position and results of operations for certain of the Company's subsidiaries are measured using a currency other than the U.S. dollar as their functional currency. Accordingly, all assets and liabilities for these subsidiaries are translated into U.S. dollars at the current exchange rates as of the respective balance sheet dates. Revenue and expense items are translated at the average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these subsidiaries' financial statements are reported as other comprehensive loss, a component of shareholders' equity. Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, and re-measurement adjustments for foreign operations where the U.S. dollar is the functional currency, are included in operating results. Non-functional currency transaction gains and losses, and re-measurement adjustments were not material to the Company's consolidated results of operations for all periods presented, and have been classified as a component of interest and other, net in the consolidated statements of operations.
Revenue Recognition
In determining the appropriate amount of revenue to recognize, Flex applies the following steps: (i) identify the contracts with the customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. Further, the Company assesses whether control of the product or services promised under the contract is transferred to the customer at a point in time (PIT) or over time (OT). Flex is first required to evaluate whether its contracts meet the criteria for OT recognition. The Company has determined that for a portion of its contracts, it is manufacturing products for which there is no alternative use (due to the unique nature of the customer-specific product and IP restrictions) and Flex has an enforceable right to payment including a reasonable profit for work-in-progress inventory with respect to these contracts. As a result, revenue is recognized under these contracts OT based on the cost-to-cost method as it best depicts the transfer of control to the customer measured based on the ratio of costs incurred to date as compared to the total estimated costs at completion of the performance obligation. For all other contracts that do not meet these criteria, the Company recognizes revenue when it has transferred control of the related manufactured products which generally occurs upon delivery and passage of title to the customer. Refer to note 3 "Revenue Recognition" for further details.
On April 1, 2018, the Company adopted the Accounting Standard Codification 606 ("ASC 606") using the modified retrospective approach by applying the guidance to all open contracts at the adoption date and has implemented revised accounting policies, new operational and financial reporting processes, enhanced systems capabilities and relevant internal controls.
As part of adopting ASC 606, revenue for certain customer contracts where the Company is manufacturing products for which there is no alternative use and the Company has an enforceable right to payment including a reasonable profit for work-in-progress, revenue is recognized over time (i.e., as the Company manufactures the product) instead of upon shipment of products. In addition to the following disclosures, note 3 "Revenue Recognition" provides further disclosures required by the new standard.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The cumulative effect of change made to the Company's April 1, 2018 condensed consolidated balance sheet for the adoption of ASC 606 was as follows:

Condensed Consolidated Balance Sheet
	Impact of Adopting ASC 606
	Balance at March 31, 2018	Adjustments	Balance at April 1, 2018
	(In thousands)
ASSETS
Contract assets	$—	$451,287	$451,287
Inventories	3,799,829	(447,752)	3,352,077
Other current assets	1,380,466	(51,479)	1,328,987

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other current liabilities	1,719,418	(87,897)	1,631,521
Other liabilities	531,587	2,098	533,685

Accumulated deficit	$(3,144,114)	$37,855	$(3,106,259)
The adoption of ASC 606 resulted in the establishment of contract asset and contract liability balance sheet accounts and in the reclassification to these new accounts from certain asset and liability accounts, primarily inventories. The decrease in accumulated deficit in the table above reflects $37.9 million of net adjustments to the balance sheet as of April 1, 2018, resulting from the adoption of ASC 606 primarily related to certain customer contracts requiring an over-time method of revenue recognition. The declines in inventories and other current assets reflect reclassifications to contract assets due to the earlier recognition of certain costs of products sold for over-time contracts. The decline in other current liabilities is primarily due to the reclassification of payments from customers in advance of work performed to contract assets to reflect the net position of the related over-time contracts.
The following tables summarize the impacts of ASC 606 adoption on the Company’s consolidated balance sheets and consolidated statements of operations:

Condensed Consolidated Balance Sheet
As of March 31, 2019
	Impact of Adopting ASC 606
	As Reported	Adjustments	Balance without ASC 606 Adoption
	(In thousands)
ASSETS
Contract assets	$216,202	$(216,202)	$—
Inventories	3,722,854	252,844	3,975,698
Other current assets	854,790	8,865	863,655

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other current liabilities	1,426,075	65,705	1,491,780

Accumulated deficit	$(3,012,012)	$(35,114)	$(3,047,126)

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Operations
	Fiscal Year Ended March 31, 2019
	Impact of Adopting ASC 606
	As Reported	Adjustments	Balance without ASC 606 Adoption
	(In thousands)
Net sales	$26,210,511	$(25,665)	$26,184,846
Cost of sales (including restructuring charges)	24,692,736	(28,406)	24,664,330
Gross profit	$1,517,775	$2,741	$1,520,516

In the first quarter of fiscal year 2019, to align contractual terms across the vast majority of customers to allow the Company to efficiently and accurately manage its contracts the Company waived certain contractual rights to bill profit for work in progress in the event of a contract termination, which is expected to be infrequent. These modifications resulted in revenue from these customers being recognized upon shipment of products, rather than over time (i.e., as the Company manufactures products) as further explained in note 3. The result of the modifications for the fiscal year 2019 reduced revenue and gross profit by approximately $132.7 million and $9.3 million, respectively, compared to amounts that would have been reported both (i) under ASC 606 had the Company not amended the contracts, and (ii) had the Company not adopted ASC 606.
The impacts to revenue and gross profit as a result of the adoption of ASC 606 are driven by a number of factors including the timing of inventory levels for over time ("OT") customers at the end of each reporting period and the mix of customer profitability.
For the fiscal year ended March 31, 2019 the as reported revenue was approximately $25.7 million higher and the gross profit approximately $2.7 million lower than it would have been without the adoption of ASC 606. Additional revenue of $158.4 million was reported under ASC 606 due to the accelerated timing of recognition of revenue for contracts which meet the criteria for over-time recognition and revenue recognized for certain contracts that no longer qualify for net revenue treatment. Approximately $6.5 million of additional gross profit was recognized on the customers qualifying for accelerated revenue recognition. These increases were offset by reductions of $132.7 million of revenue and $9.3 million of gross profit respectively, as a result of the waiver of contract rights noted above. There was no material tax impact for the fiscal year ended March 31, 2019 from the adoption of ASC 606.
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

Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable, derivative instruments, and cash and cash equivalents.
Customer Credit Risk
The Company has an established customer credit policy, through which it manages customer credit exposures through credit evaluations, credit limit setting, monitoring, and enforcement of credit limits for new and existing customers. The Company performs ongoing credit evaluations of its customers' financial condition and makes provisions for doubtful accounts

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table summarizes the activity in the Company's allowance for doubtful accounts during fiscal years 2019, 2018 and 2017:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended March 31, 2017	$64,608	$(184)	$(7,122)	$57,302
Year ended March 31, 2018	57,302	8,225	(5,476)	60,051
Year ended March 31, 2019 (1)	60,051	41,977	(10,632)	91,396

(1)	Charges incurred during fiscal year 2019 are primarily for costs and expenses related to various distressed customers.
No customer accounted for greater than 10% of the Company's net sales in fiscal years 2019, 2018 and 2017. One customer within the Company's CTG segment accounted for approximately 11% of the Company's total balance of accounts receivable, net in fiscal year 2019. One customer within the Company's CTG segment accounted for approximately 17% of the Company's total balances of accounts receivable, net in fiscal years 2018 and 2017, respectively.
The Company's ten largest customers accounted for approximately 43%, 41% and 43%, of its net sales in fiscal years 2019, 2018 and 2017, respectively.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and cash equivalents consisted of the following:

	As of March 31,
	2019	2018
	(In thousands)
Cash and bank balances	$1,222,737	$1,019,802
Money market funds and time deposits	473,888	452,622
	$1,696,625	$1,472,424

Inventories
Inventories are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. The stated cost is comprised of direct materials, labor and overhead. The components of inventories, net of applicable lower of cost or net realizable value write-downs, were as follows:

	As of March 31,
	2019	2018
	(In thousands)
Raw materials	$2,922,101	$2,760,410
Work-in-progress	366,135	450,569
Finished goods	434,618	588,850
	$3,722,854	$3,799,829

Due to the adoption of ASC 606, amounts that would have been reported as inventory under prior guidance are now included in contract assets or liabilities, depending on the net position of the contract, as disclosed above. As a result of this accounting change, work-in-progress and finished goods as of March 31, 2019 are $252.8 million less than they would have been, had the Company not adopted ASC 606. The comparative information as of March 31, 2018, has not been restated and continues to be reported under the accounting standards in effect at that time.
Property and Equipment, Net
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are recognized on a straight-line basis over the estimated useful lives of the related assets, with the exception of building leasehold improvements, which are depreciated over the term of the lease, if shorter. Repairs and maintenance costs are expensed as incurred. Property and equipment was comprised of the following:

	Depreciable Life (In Years)	As of March 31,
		2019	2018
		(In thousands)
Machinery and equipment	3 - 10	$3,305,335	$3,004,707
Buildings	30	1,111,708	1,154,881
Leasehold improvements	up to 30	453,119	414,917
Furniture, fixtures, computer equipment and software	3 - 7	501,994	482,248
Land	—	121,976	152,992
Construction-in-progress	—	291,458	287,724
		5,785,590	5,497,469
Accumulated depreciation and amortization		(3,449,377)	(3,257,963)
Property and equipment, net		$2,336,213	$2,239,506

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total depreciation expense associated with property and equipment was approximately $433.4 million, $434.4 million and $432.2 million in fiscal years 2019, 2018 and 2017, respectively.
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
Accounting for Business and Asset Acquisitions
The Company has strategically pursued business and asset acquisitions, which are accounted for using the acquisition method of accounting. During fiscal year 2019, the Company adopted the Accounting Standard Update (ASU) No. 2017-01 “Clarifying the Definition of a Business” which did not have a material impact to its financial position as there were no material acquisitions during the period (Refer to "Recently Adopted Accounting Pronouncement" below for more details on the ASU). The fair value of the net assets acquired and the results of the acquired businesses are included in the Company's consolidated financial statements from the acquisition dates forward. The Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, intangible assets and related deferred tax liabilities, useful lives of plant and equipment and amortizable lives for acquired intangible assets. Any excess of the purchase consideration over the fair value of the identified assets and liabilities acquired is recognized as goodwill.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill
Goodwill is tested for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit, which typically is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. These approaches use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy and require management to make various judgmental assumptions about sales, operating margins, growth rates and discount rates which consider its budgets, business plans and economic projections, and are believed to reflect market participant views. Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, market EBITDA comparable and credit ratings. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur. If the actual results are not consistent with management's estimates and assumptions used to calculate fair value, it could result in material impairments of the Company's goodwill. During fiscal year 2019, the Company adopted ASU 2017-04 "Simplifying the Test for Goodwill Impairment", which simplifies the subsequent measurement of goodwill by eliminating step 2 from the goodwill impairment test. The ASU did not have a material impact to Flex's financial position during the period as there were no identified impairments during the period. (Refer to "Recently Adopted Accounting Pronouncement" below for more details on the ASU).
If the recorded value of the assets, including goodwill, and liabilities ("net book value") of any reporting unit exceeds its fair value, an impairment loss may be required to be recognized. Further, to the extent the net book value of the Company as a whole is greater than its fair value in the aggregate, all, or a significant portion of its goodwill may be considered impaired.
The Company has four reporting units, which correspond to its four reportable operating segments: HRS, IEI, CEC and CTG. The Company concluded that there was no change to its reporting units in fiscal year 2019 and performed its goodwill impairment assessment on January 1, 2019. The Company performed a quantitative assessment of its goodwill and determined that no impairment existed as of the date of the impairment test because the fair value of each one of its reporting units exceeded its respective carrying value. As of the date of the impairment test, all reporting units' fair values were 25% or more, over their respective carrying values, with the exception of the CTG reporting unit which was 22% in excess of its carrying value. The estimated future results for CTG used in the impairment analysis reflect the Company’s revised strategy including the wind down of the Company's NIKE operations in Mexico, further restrictions on capital expenditures related to the Company's expansion into India and the Company's focus on partnering with well-funded, leading multi-national brands that control multiple categories of products and have regional demand requirements.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the activity in the Company's goodwill during fiscal years 2019 and 2018 (in thousands):

	HRS	IEI	CEC	CTG	Total
Balance, as of March 31, 2017	$420,935	$337,707	$115,002	$111,223	$984,867
Additions (1)	75,280	—	9,730	—	85,010
Divestitures (2)	—	—	—	(3,475)	(3,475)
Foreign currency translation adjustments (3)	54,768	—	—	—	54,768
Balance, as of March 31, 2018	550,983	337,707	124,732	107,748	1,121,170
Additions (1)	—	—	10,984	—	10,984
Divestitures (2)	(5,303)	(4,450)	(6,391)	(4,484)	(20,628)
Foreign currency translation adjustments (3)	(38,471)	—	—	—	(38,471)
Balance, as of March 31, 2019	$507,209	$333,257	$129,325	$103,264	$1,073,055
_______________________________________________________________________________

(1)
The goodwill generated from the Company's business combinations completed during the fiscal years 2019 and 2018 are primarily related to value placed on the employee workforce, service offerings, capabilities and expected synergies. The goodwill is not deductible for income tax purposes. Refer to the discussion of the Company's business acquisitions in note 17. Also included in fiscal year 2018 were adjustments based on management's estimates resulting from its review and finalization of the valuation of assets and liabilities acquired through certain business combinations completed in a period subsequent to the respective acquisition. These adjustments were not individually, nor in the aggregate, significant to the Company during the fiscal year ended March 31, 2018.

(2)
During the fiscal year ended March 31, 2019, the Company divested its China-based Multek operations along with another non-strategic immaterial business, and as a result, recorded an aggregate reduction of goodwill of $20.6 million. During the fiscal year ended March 31, 2018, the Company disposed of Wink Labs Inc. ("Wink"), a business within the CTG segment.

(3)
During the fiscal years ended March 31, 2019 and 2018, the Company recorded $38.5 million and $54.8 million, respectively, of foreign currency translation adjustments primarily related to historical acquisitions, as the U.S. Dollar fluctuated against foreign currencies.

Other Intangible Assets
The Company's acquired intangible assets are subject to amortization over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value. The Company reviewed the carrying value of its intangible assets as of March 31, 2019 and concluded that such amounts continued to be recoverable.
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

	As of March 31, 2019			As of March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets:
Customer-related intangibles	$297,306	$(113,627)	$183,679	$306,943	$(79,051)	$227,892
Licenses and other intangibles	274,604	(127,288)	147,316	304,007	(107,466)	196,541
Total	$571,910	$(240,915)	$330,995	$610,950	$(186,517)	$424,433

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total intangible asset amortization expense recognized in operations during fiscal years 2019, 2018 and 2017 was $74.4 million, $78.6 million and $81.4 million, respectively. The gross carrying amounts of intangible assets are removed when fully amortized. During fiscal year 2019, the gross carrying amounts of fully amortized intangible assets totaled $9.4 million. The Company also recorded $21.0 million foreign currency translation adjustments during fiscal year 2019, as the U.S. Dollar fluctuated against foreign currencies for certain intangibles. As of March 31, 2019, the weighted-average remaining useful lives of the Company's intangible assets were approximately 6.3 years for customer-related intangibles and approximately 5.5 years for licenses and other intangible assets. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2020	$64,917
2021	60,604
2022	52,099
2023	44,390
2024	42,830
Thereafter	66,155
Total amortization expense	$330,995

The Company owns or licenses various United States and foreign patents relating to a variety of technologies. For certain of the Company's proprietary processes, inventions, and works of authorship, the Company relies on trade secret or copyright protection. The Company also maintains trademark rights (including registrations) for the Company's corporate name and several other trademarks and service marks that the Company uses in the Company's business in the United States and other countries throughout the world. The Company has implemented appropriate policies and procedures (including both technological means and training programs for the Company's employees) to identify and protect the Company's intellectual property, as well as that of the Company's customers and suppliers. As of March 31, 2019 and 2018, the carrying value of the Company's intellectual property was not material.
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
Other Current Assets
Other current assets include approximately $292.5 million and $445.4 million as of March 31, 2019 and 2018, respectively for the deferred purchase price receivable from the Company's Asset-Backed Securitization programs. See note 10 for additional information. Assets held for sale related to the China-based Multek operations previously recorded in other current assets have been removed from the consolidated balance sheet as of March 31, 2019, following the execution of the divestiture during the Company's second quarter of fiscal year 2019. See note 17 for additional information.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments
The Company has an investment portfolio that consists of strategic investments in privately held companies, and certain venture capital funds which are included within other assets. These privately held companies range from startups to more mature companies with established revenue streams and business models. As of March 31, 2019, and March 31, 2018, the Company's investments in non-consolidated companies totaled $294.1 million and $411.1 million, respectively. During the last half of fiscal year 2019, the Company reassessed its strategy with respect to its investment portfolio. As a result of the change in the Company's strategy and due to market valuation changes, the Company recognized an aggregate net charge related to investment impairments and dispositions of approximately $193 million for the fiscal year ended March 31, 2019, which is recorded in other charges (income), net on the consolidated statement of operations. The aggregate charge was primarily driven by write-downs of the Company's investment positions in a non-core cost method investment and Elementum as well as other investment impairments that were individually immaterial.
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
The Company monitors these investments for impairment indicators and makes appropriate reductions in carrying values as required whenever events or changes in circumstances indicate that the assets may be impaired. The factors the Company considers in its evaluation of potential impairment of its investments include, but are not limited to, a significant deterioration in the earnings performance or business prospects of the investee, or factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operation or working capital deficiencies. Fair values of these investments, when required, are estimated using unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy, and require management to make various judgmental assumptions about primarily comparable company multiples and discounted cash flow projections. Some of the inherent estimates and assumptions used in determining fair value of the investments are outside the control of management. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of the investments, it is possible a material change could occur. If the actual results are not consistent with management's estimates and assumptions used to calculate fair value, it could result in material impairments of investments.
For investments accounted for under cost method that do not have readily determinable fair values, the Company has elected, per ASU 2016-01 and commencing on April 1, 2018, to measure them at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
Investment in Elementum SCM (Cayman) Ltd ("Elementum)
Starting in fiscal year 2014, the Company had a majority owned subsidiary, Elementum, which qualified as a variable interest entity for accounting purposes. The Company owned a majority of Elementum' s outstanding equity (consisting primarily of preferred stock) and as of March 31, 2017, controlled its board of directors, which gave the Company the power to direct the activities of Elementum that most significantly impact its economic performance. Accordingly, the Company recognized the carrying value of the noncontrolling interest as a component of total shareholders' equity, and the consolidated financial statements included the financial position and results of operations of Elementum as of and for the period ended March 31, 2017.
During the second quarter of fiscal year 2018, the Company and other minority shareholders of Elementum amended certain agreements resulting in joint control of the board of directors between the Company and other non-controlling interest holders. As a result, the Company concluded it is no longer the primary beneficiary of Elementum and accordingly, deconsolidated the entity and recognized a gain on deconsolidation of approximately $151.6 million with no related tax impact, which is included in other charges (income), net on the consolidated statement of operations for the year ended March 31, 2018. Further, the Company derecognized approximately $72.6 million of cash of Elementum as of the date of deconsolidation, which was reflected as an outflow from investing activities within other investing activities, net in the consolidated statement of cash

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

flows for the year ended March 31, 2018. The Company no longer recognizes the carrying value of the noncontrolling interest as a component of total shareholder’s equity. As of March 31, 2018, the carrying value of the Company's variable interest in Elementum was approximately $125 million included in other assets on the consolidated balance sheet.
During the fourth quarter of fiscal year 2019, the Company and Elementum executed agreements that provided for, among other things, the termination of certain commercial agreements between the Company and Elementum, the repurchase of certain shares of Elementum held by the Company and the removal of certain rights associated with such shares, including the Company’s right to elect certain members of Elementum’s board of directors. Management initiated a valuation of the Company's remaining investment using the public guideline company approach which relied on inputs such as comparable company multiples that would be considered Level 3 inputs in the fair value hierarchy. The latest valuation of the remaining investment resulted in a total charge of approximately $84 million, which is included in other charges (income), net on the consolidated statement of operations for the year ended March 31, 2019. The Company's remaining investment in Elementum is accounted for as a cost method investment, and is included in other assets on the consolidated balance sheet.
Joint Venture with RIB Software AG
During fiscal year 2017, the Company formed a joint venture with RIB Software AG, a provider of technology for the construction industry. The Company contributed $60.0 million for a non-controlling interest in this joint venture which was included in cash flows from other investing activities net in the consolidated statement of cash flows for the year ended March 31, 2017.
During the third quarter of fiscal year 2019, the Company sold its non-controlling interest in the joint venture with RIB Software AG, a provider of technology for the construction industry, to its former joint venture partner, for a total consideration of approximately $48.4 million. The Company recognized an immaterial gain on sale, which is recorded in other charges (income), net on the consolidated statement of operations for the fiscal year ended March 31, 2019. The cash inflows received as consideration have been included in cash flows from other investing activities during the same period.
Investment in Unrelated Third-party Company
During the third quarter of fiscal year 2019, the Company noted, as part of the evaluation of its investment portfolio, a significant deterioration in a certain investee's performance and near-term projections. Additionally, the Company identified certain risks around that investee's capability to acquire additional funding to support its operation in the near term. The Company considered these facts as triggering events for impairment evaluations, and as a result recognized a $76 million impairment charge during the fiscal year ended March 31, 2019, which is included in other charges (income), net on the consolidated statement of operations. The remaining carrying value of this investment at March 31, 2019 was immaterial, and was determined using a discounted cash flow approach which relied on inputs that would be considered Level 3 inputs in the fair value hierarchy.
Bright Machines (formerly known as AutoLab AI)
During the first quarter of fiscal year 2019, the Company transferred existing employees and equipment with a net book value of approximately $35 million along with certain related software and Intellectual Property ("IP"), into the newly created Bright Machines, in exchange for shares of preferred stock and a controlling financial interest in Bright Machines. Bright Machines is a privately held software-as-a service (SaaS) and hardware company focused on developing and deploying an automation solution worldwide. The Company has concluded that Bright Machines does not qualify as a variable interest entity for purposes of evaluating whether it has a controlling financial interest.
Subsequent to the initial formation and prior to June 29, 2018, Bright Machines received equity funding from third party investors and expanded the board of directors, resulting in dilution of the Company's voting interest to below 50%. As a result, the Company concluded it no longer held a controlling financial interest in Bright Machines and accordingly, deconsolidated the entity.
The fair value of the Company’s non-controlling interest in Bright Machines upon deconsolidation was approximately $127.6 million as of the date of deconsolidation. The Company accounts for its investment in Bright Machines under the equity method, with the carrying amount included in other assets on the consolidated balance sheet. The value of the Company’s interest on the date of deconsolidation was based on management’s estimate of the fair value of Bright Machines at that time. Management relied on a multi-stage process which involved calculating the enterprise and equity value of Bright Machines, then allocating the equity value of the entity to the Company’s securities. The enterprise value of Bright Machines was

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estimated based on the value implied by the equity funding Bright Machines received from third parties in the same period (i.e., level 2 inputs). The Company recognized a gain on deconsolidation of approximately $87 million with no material tax impact, which is included in other charges (income), net on the consolidated statement of operations.
Concurrently with the deconsolidation, the Company engaged Bright Machines as a strategic partner to develop and deploy automation solutions for Flex and entered into a 5-year subscription agreement for use of fixed assets along with other automation services. The subscription agreement provides the Company with the use of the assets previously contributed to Bright Machines and accordingly is accounted for as a capital lease. As a result, the Company has recognized a capital lease asset and obligation with balances of $30.3 million and $34.8 million as of March 31, 2019, respectively, in the consolidated balance sheets.
Pro-forma financials have not been presented because the effects were not material to the Company’s consolidated financial position and results of operation for all periods presented. Bright Machines became a related party to the Company starting on the date of deconsolidation. Subscription fees under the Bright Machines agreement were immaterial for the fiscal year ended March 31, 2019.
Other Current Liabilities
Other current liabilities include customer working capital advances of $266.3 million and $153.6 million, customer-related accruals of $260.1 million and $439.0 million, and deferred revenue of $271.8 million and $329.0 million as of March 31, 2019 and 2018, respectively. The customer working capital advances are not interest bearing, do not have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production. Liabilities held for sale related to the China-based Multek operations of approximately $144 million as of March 31, 2018, previously included in other current liabilities have been removed from the consolidated balance sheet as of March 31, 2019, following the execution of the divestiture. See note 17 for additional information.
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
Recently Adopted Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (ASU) No. 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business” to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted the guidance on a prospective basis during the first quarter of fiscal year 2019, which did not have a material impact to its financial position as there were no material acquisitions during the period of adoption.
In January 2017, the FASB issued ASU 2017-04 "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" to simplify the subsequent measurement of goodwill by eliminating step 2 from the goodwill impairment test. This guidance requires that the change be applied on a prospective basis, and it is effective for the Company beginning in the first quarter of fiscal year 2021, with early application permitted. The Company adopted the guidance during fiscal year 2019 without a material impact to its financial position as there were no identified impairments during the period.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)." The ASU is intended to address specific cash

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

flow issues with the objective of reducing the existing diversity in practice and provide guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows. The majority of the guidance in ASU 2016-15 was consistent with the Company's current cash flow classification. However, cash receipts on the deferred purchase price from the Company's asset-backed securitization programs described in note 10 are now classified as cash flows from investing activities instead of the Company's former presentation as cash flows from operations. The Company adopted the guidance during the first quarter of fiscal year 2019 and retrospectively adjusted cash flows from operating and investing activities for fiscal year 2018. The Company recorded $3.6 billion of cash receipts on the deferred purchase price from the Company's asset-backed securitization programs for the fiscal year ended March 31, 2019 and reclassified $4.6 billion and $5.0 billion of cash receipts on the deferred purchase price for the fiscal years ended March 31, 2018 and 2017, from cash flows from operating activities to cash flows from investing activities, respectively.
In January 2016, the FASB issued ASU 2016-01 "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." This guidance generally requires equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income. This guidance also requires the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements. The Company adopted this guidance on April 1, 2018 with an immaterial impact on the Company's financial position, results of operations and cash flows.
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
In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers (Topic 606)" (also referred to as Accounting Standard Codification 606 ("ASC 606")). As noted above, the Company adopted the standard on April 1, 2018 using the modified retrospective approach by applying the guidance to all open contracts at the adoption date and has implemented revised accounting policies, new operational and financial reporting processes, enhanced systems capabilities and relevant internal controls. Details of the impact of adopting ASC 606 has been described in the Revenue Recognition section above.
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
In October 2018, the FASB issued ASU 2018-17 “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” to provide a new private company variable interest entity exemption and changes how decision makers apply the variable interest criteria. The guidance is effective for the Company beginning in the first quarter of fiscal year 2021 with early adoption permitted. The Company expects the new guidance will have an immaterial impact on its consolidated financial statements, and it intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2021.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In February 2016, the FASB issued ASU No. 2016-02, Leases with subsequent updates through 2018 (together “ASC 842”). The new standard is intended to improve financial reporting of lease transactions by requiring lease assets and liability to be recorded on the balance sheet for the rights and obligations created by leases that extend more than twelve months. ASC 842 also requires additional disclosures for the amount, timing, and uncertainty of cash flows arising from leases.
ASC 842 is effective for financial statements issued for annual and interim periods beginning after December 15, 2018 for public business entities. The Company adopted the new standard on its effective date of April 1, 2019, using the effective date method. Under this method, the initial recognition of lease assets and liabilities as required by ASC 842 will occur on April 1, 2019, and financial information for comparative periods prior to that date will not be updated. ASC 842 provides a number of optional practical expedients impacting transition to the new standard. Management elected the package of practical expedients which, among other things, allows the Company to carry forward historical lease classification in place prior to April 1, 2019.
ASC 842 also provides practical expedients for an entity’s accounting after transition. Management has elected the short-term lease recognition exemption for all leases that qualify, as well as the practical expedient to not separate lease and non-lease components, Both of these expedients were elected for all classes of underlying leased assets.
As a balance sheet impact upon adoption, the Company expects to recognize right-of-use assets and operating lease liabilities, respectively, in the range of approximately $550 million to $750 million. The Company is continuing to assess the impact of adopting the new standard on its consolidated financial statements but does not expect a material impact on its consolidated statement of operations or its consolidated statement of cash flows. The Company is also continuing to adjust its accounting policies, operational and financial reporting processes, systems capabilities and relevant internal controls.
In December 2017, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 118 (SAB 118), Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("Tax Act"), which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As of March 31, 2019, the Company has finalized all provisional amounts related to the Tax Act. Finalizing provisional adjustments related to the Tax Act did not have a material impact on the Company's consolidated financial statements as of March 31, 2019. The Company expects further guidance may be forthcoming from the FASB and the SEC, as well as regulations, interpretations and rulings from federal and state tax agencies, which could result in additional impacts.
3. REVENUE
Revenue Recognition

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Contract Balances
A contract asset is recognized when the Company has recognized revenue, but not issued an invoice for payment. Contract assets are classified separately on the consolidated balance sheets and transferred to receivables when rights to payment become unconditional. The following table summarizes the activity in the Company's contract assets during the fiscal year ended March 31, 2019 (in thousands):

Contract Assets
Beginning balance, April 1, 2018	$—
Cumulative effect adjustment at April 1, 2018	451,287
Revenue recognized	7,169,638
Amounts collected or invoiced	(7,404,723)
Ending balance, March 31, 2019	$216,202

A contract liability, or deferred revenue is recognized when the Company receives payments in advance of the satisfaction of performance and is included in other current liabilities on the consolidated balance sheets. Contract liabilities were $271.8 million and $265.3 million as of March 31, 2019 and April 1, 2018, respectively.
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated based on timing of transfer - point in time and over time for the fiscal year ended March 31, 2019:

	Fiscal Year Ended March 31, 2019
	HRS	IEI	CEC	CTG	Total
	(In thousands)
Timing of Transfer
Point in time	$3,773,735	$4,395,773	$6,126,454	$4,744,911	$19,040,873
Over time	1,055,215	1,786,864	2,209,876	2,117,683	7,169,638
Total segment	$4,828,950	$6,182,637	$8,336,330	$6,862,594	$26,210,511
4. SHARE-BASED COMPENSATION
Equity Compensation Plans
The Company's primary plan used for granting equity compensation awards is the 2017 Equity Incentive Plan (the "2017 Plan"), which was approved by the Company's shareholders at the 2017 Annual General Meeting of Shareholders, to replace the former 2010 Equity Incentive Plan.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company assumed all of the outstanding and unvested restricted shares and options associated with a couple acquisitions and converted all of these shares into Flex awards. As a result, the Company maintains two additional equity compensation plans that are immaterial to the Company for all periods presented. No share options or restricted share unit awards were granted under these plans during fiscal year 2019, nor were there any shares available for grant under these plans as of March 31, 2019.
Share-Based Compensation Expense
The following table summarizes the Company's share-based compensation expense for all Equity Incentive Plans:

	Fiscal Year Ended March 31,
	2019	2018	2017
	(In thousands)
Cost of sales	$19,554	$19,102	$10,023
Selling, general and administrative expenses	56,478	66,142	72,243
Total share-based compensation expense	$76,032	$85,244	$82,266

Cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee exercises of share options over the share-based compensation cost recognized for those options) are classified as operating cash flows. During fiscal years 2019, 2018 and 2017, the Company did not recognize any excess tax benefits as an operating cash inflow.
As of March 31, 2019, the Company had approximately 16.1 million shares available for grant under the 2017 Plan. Options issued to employees under this plan generally vest over four years and expire ten years from the date of grant. Options granted to non-employee directors generally expire five years from the date of grant.
The exercise price of options granted to employees is determined by the Company's Board of Directors or the Compensation Committee and may not be less than the closing price of the Company's ordinary shares on the date of grant.
As of March 31, 2019, the total unrecognized compensation cost related to unvested share options granted to employees under all plans was not material and will be amortized on a straight-line basis over a weighted-average period of approximately 1.8 years.
The Company also grants restricted share unit awards under its 2017 Plan. Restricted share unit awards are rights to acquire a specified number of ordinary shares for no cash consideration in exchange for continued service with the Company. Restricted share unit awards generally vest in installments over a three to five-year period and unvested restricted share unit awards are forfeited upon termination of employment.
Vesting for certain restricted share unit awards is contingent upon both service and market conditions. Further, vesting for certain restricted share unit awards granted to certain executive officers is contingent upon meeting certain free cash flow targets.
As of March 31, 2019, the total unrecognized compensation cost related to unvested restricted share unit awards under all plans was approximately $132.9 million. These costs will be amortized generally on a straight-line basis over a weighted-average period of approximately 2.4 years. Approximately $14.2 million of the total unrecognized compensation cost is related to restricted share unit awards granted to certain key employees whereby vesting is contingent on meeting a certain market condition.
Determining Fair Value - Options and restricted share unit awards
Valuation and Amortization Method—The Company estimates the fair value of share options granted under the 2017 Plan using the Black-Scholes valuation method and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair market value of restricted share unit awards granted, other than those awards with a market condition, is the closing price of the Company's ordinary shares on the date of grant and is generally recognized as compensation expense on a straight-line basis over the respective vesting period.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
There were no options granted under the 2017 Plan during fiscal years 2019, 2018, and 2017.
Determining Fair Value - Restricted share unit awards with service and market conditions
Valuation and Amortization Method—The Company estimates the fair value of restricted share unit awards granted under the 2017 Plan whereby vesting is contingent on meeting certain market conditions using Monte Carlo simulation. This fair value is then amortized on a straight-line basis over the vesting period, which is the service period.
Expected volatility of Flex—Volatility used in a Monte Carlo simulation is derived from the historical volatility of Flex's stock price over a period equal to the service period of the restricted share unit awards granted. The service period is three years for those restricted share unit awards granted in fiscal years 2019, 2018, and 2017.
Average peer volatility—Volatility used in a Monte Carlo simulation is derived from the historical volatilities of the Standard and Poor's ("S&P") 500 index for the restricted share unit awards granted in fiscal years 2019, 2018, and 2017.
Average Peer Correlation—Correlation coefficients were used to model the movement of Flex's stock price relative to the S&P 500 index for the restricted share unit awards granted in fiscal years 2019, 2018, and 2017.
Expected Dividend and Risk-Free Interest Rate assumptions—Same methodology as discussed above.
The fair value of the Company's restricted share unit awards under the 2017 Plan, whereby vesting is contingent on meeting certain market conditions, for fiscal years 2019, 2018, and 2017 was estimated using the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2019	2018	2017
Expected volatility	27.4%	25.1%	25.8%
Average peer volatility	25.6%	28.7%	25.1%
Average peer correlation	0.5	0.6	0.6
Expected dividends	0.0%	0.0%	0.0%
Risk-free interest rate	2.7%	1.5%	0.9%

Share-Based Awards Activity
The following is a summary of option activity for all plans ("Price" reflects the weighted-average exercise price):

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year Ended March 31,
	2019		2018		2017
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of fiscal year	1,189,550	$3.28	1,937,400	$3.75	5,111,490	$5.70
Granted	—	—	288,386	0.54	159,057	0.51
Exercised	(244,393)	1.00	(667,184)	4.15	(2,283,201)	5.44
Forfeited	(71,927)	3.37	(369,052)	5.75	(1,049,946)	9.47
Outstanding, end of fiscal year	873,230	$3.93	1,189,550	$3.28	1,937,400	$3.75
Options exercisable, end of fiscal year	546,339	$5.34	373,950	$4.99	507,965	$6.08
The aggregate intrinsic value of options exercised under all plans (calculated as the difference between the exercise price of the underlying award and the price of the Company's ordinary shares determined as of the time of option exercise for options exercised in-the-money) was $2.4 million, $8.9 million and $17.3 million during fiscal years 2019, 2018 and 2017, respectively.
Cash received from option exercises under all plans was immaterial for fiscal year 2019. Cash received from option exercises under all plans was $2.8 million and $12.4 million for fiscal years 2018 and 2017, respectively.
As of March 31, 2019 the aggregate intrinsic value for options outstanding, options vested and expected to vest, and options exercisable under all plans were immaterial. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's ordinary shares as of March 31, 2019 for the immaterial amount of options that were in-the-money at March 31, 2019.
The following table summarizes the Company's restricted share unit award activity under all plans ("Price" reflects the weighted-average grant-date fair value):

	Fiscal Year Ended March 31,
	2019		2018		2017
	Shares	Price	Shares	Price	Shares	Price
Unvested restricted share unit awards outstanding, beginning of fiscal year	14,619,692	$14.39	17,242,019	$12.24	19,309,172	$10.71
Granted (1)	8,257,502	12.59	6,680,739	16.97	8,261,666	13.46
Vested (1)	(5,952,039)	13.12	(6,945,393)	11.86	(9,311,984)	9.50
Forfeited	(2,021,269)	14.51	(2,357,673)	12.20	(1,016,835)	11.15
Unvested restricted share unit awards outstanding, end of fiscal year	14,903,886	$13.76	14,619,692	$14.39	17,242,019	$12.24

(1)
Included in the fiscal years 2018 and 2017 amounts are 0.7 million and 1.7 million of restricted share unit awards, respectively, representing the number of awards achieved above target levels based on the achievement of certain market conditions, as further described in the table below. These awards were issued and immediately vested in accordance with the terms and conditions of the underlying awards.

Of the 8.3 million unvested restricted share unit awards granted in fiscal year 2019, approximately 6.5 million are plain-vanilla unvested restricted share unit awards with no performance or market conditions with an average grant date price of $12.57 per share. Further, approximately 1.3 million of these unvested restricted share unit awards granted in fiscal year 2019 represents the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions, with an average grant date fair value estimated to be $14.00 per award calculated using a Monte Carlo simulation. Vesting information for these shares is further detailed in the table below.
Of the 14.9 million unvested restricted share unit awards outstanding under all plans as of the fiscal year ended March 31, 2019, approximately 2.5 million unvested restricted share unit awards represent the target amount of grants made to certain key employees whereby vesting is contingent on meeting certain market conditions summarized as follows:

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Targeted number of awards as of March 31, 2019 (in shares)		Range of shares that may be issued (1)
		Average grant date fair value (per share)
					Assessment dates
Year of grant			Minimum	Maximum
Fiscal 2019	1,316,279	$14.00	—	2,632,558	June 2021
Fiscal 2018	586,077	$20.25	—	1,172,154	June 2020
Fiscal 2017	619,574	$17.57	—	1,239,148	June 2019
Totals	2,521,930		—	5,043,860

(1)	Vesting ranges from zero to 200% based on measurement of Flex's total shareholder return against the Standard and Poor's ("S&P") 500 Composite Index.
The Company will continue to recognize share-based compensation expense for awards with market conditions regardless of whether such awards will ultimately vest. During fiscal year 2019, 0.6 million shares vested in connection with the restricted share unit awards with market conditions granted in fiscal year 2016.
The total intrinsic value of restricted share unit awards vested under all the Company's plans was $80.2 million, $116.4 million and $119.1 million during fiscal years 2019, 2018 and 2017, respectively, based on the closing price of the Company's ordinary shares on the date vested.
5. EARNINGS PER SHARE
Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the applicable periods.
Diluted earnings per share reflects the potential dilution from stock options and restricted share unit awards. The potential dilution from stock options exercisable into ordinary share equivalents and restricted share unit awards was computed using the treasury stock method based on the average fair market value of the Company's ordinary shares for the period.
The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted income per share:

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year Ended March 31,
	2019	2018	2017
	(In thousands, except per share amounts)
Basic earnings per share:
Net income	$93,399	$428,534	$319,564
Shares used in computation:
Weighted-average ordinary shares outstanding	526,519	529,782	540,503
Basic earnings per share	$0.18	$0.81	$0.59

Diluted earnings per share:
Net income	$93,399	$428,534	$319,564
Shares used in computation:
Weighted-average ordinary shares outstanding	526,519	529,782	540,503
Weighted-average ordinary share equivalents from stock options and restricted share unit awards (1) (2)	3,551	6,816	5,717
Weighted-average ordinary shares and ordinary share equivalents outstanding	530,070	536,598	546,220
Diluted earnings per share	$0.18	$0.80	$0.59

_________________________________________________________________________

(1)
An immaterial amount of options to purchase ordinary shares during fiscal years 2019 and 2018 were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted average ordinary shares equivalents. Options to purchase ordinary shares of 0.5 million during fiscal year 2017 were excluded from the computation of diluted earnings per share.

(2)
Restricted share unit awards of 6.8 million during fiscal year 2019 were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted average ordinary shares equivalents. Less than 0.1 million of anti-dilutive restricted share unit awards were excluded from the computation of diluted earnings per share during fiscal years 2018 and 2017, respectively.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. SUPPLEMENTAL CASH FLOW DISCLOSURES
The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Fiscal Year Ended March 31,
	2019	2018	2017
	(In thousands)
Net cash paid for:
Interest	$190,204	$152,750	$127,346
Income taxes	134,178	91,846	86,651
Non-cash investing and financing activity:
Unpaid purchases of property and equipment	$111,989	$128,044	$84,375
Customer-related third party banking institution equipment financing net settlement	—	—	90,576
Non-cash investment in Elementum (Note 2)	—	132,679	—
Non-cash proceeds from sales of Wink (Note 2)	—	59,000	—
Non-cash investment in Bright Machines (Note 2)	127,641	—	—
Capital lease for Bright Machines assets (Note 2)	34,828	—	—

7. BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt are as follows:

	As of March 31,
	2019	2018
	(In thousands)
4.625% Notes due February 2020	$500,000	$500,000
Term Loan, including current portion, due in installments through November 2021	671,563	687,813
Term Loan, including current portion, due in installments through June 2022	458,531	483,656
5.000% Notes due February 2023	500,000	500,000
4.750% Notes due June 2025	596,815	596,387
India Facilities (1)	170,206	—
Other	168,039	186,601
Debt issuance costs	(10,639)	(13,815)
	3,054,515	2,940,642
Current portion, net of debt issuance costs	(632,611)	(43,011)
Non-current portion	$2,421,904	$2,897,631

(1)
India Facilities as of March 31, 2019 include approximately $91.4 million drawdown of short-term bank borrowings facility entered in February 2019 and $78.8 million drawdown from the $200 million term loan facility entered in July 2018.

The weighted-average interest rates for the Company's long-term debt were 4.2% and 3.9% as of March 31, 2019 and 2018, respectively.
Scheduled repayments of the Company's long-term debt are as follows:

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Year Ending March 31,	Amount
(In thousands)
2020	$634,321
2021	111,558
2022	801,836
2023	857,571
2024	60,423
Thereafter	599,445
Total	$3,065,154

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
This term loan is unsecured, and contains customary restrictions on the ability of the Company and its subsidiaries to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of exceptions and limitations. This term loan agreement also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio, as defined therein, during its term; provided that the requirement to maintain the minimum interest coverage ratio may be suspended in certain circumstances. As of March 31, 2019, the Company was in compliance with the covenants under this term loan agreement.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The 2022 Credit Facility is unsecured and contains customary restrictions on the ability of the Company and its subsidiaries to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of significant exceptions and limitations. The 2022 Credit Facility also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio during the term of the 2022 Credit Facility. As of March 31, 2019, the Company was in compliance with the covenants under the 2022 Credit Facility agreement.
Notes due February 2020 and February 2023
In February 2013, the Company issued $500 million of 4.625% Notes due February 15, 2020 and $500 million of 5.000% Notes due February 15, 2023 (collectively the "Notes") in a private offering pursuant to Rule 144A and Regulation S under the Securities Act. In July 2013, the Company exchanged these notes for new notes with substantially similar terms and completed the registration of these notes with the Securities and Exchange Commission.
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
The indenture governing the Notes contains covenants that, among other things, restrict the ability of the Company and certain of the Company's subsidiaries to create liens; enter into sale-leaseback transactions; create, incur, issue, assume or guarantee any funded debt; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's assets to, another person. These covenants are subject to a number of significant limitations and exceptions set forth in the indenture. The indenture also provides for customary events of default, including, but not limited to, cross defaults to certain specified other debt of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Notes will become due and payable immediately without further action or notice. If any other event of default under the indenture occurs or is continuing, the applicable trustee or holders of at least 25% in aggregate principal amount of the then outstanding Notes may declare all of the Notes to be due and payable immediately. As of March 31, 2019, the note due February 2020 has been included in current liabilities on the consolidated balance sheet, and the Company was in compliance with the covenants in the indenture governing the Notes as of March 31, 2019.
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
The indenture governing the 2025 Notes contains covenants that, among other things, restrict the ability of the Company and certain of the Company's subsidiaries to create liens; enter into sale-leaseback transactions; create, incur, issue, assume or guarantee any funded debt; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's assets to, another person, or permit any other person to consolidate, merge, combine or amalgamate with or into the Company. These covenants are subject to a number of significant limitations and exceptions set forth in the indenture. The indenture also provides for customary events of default, including, but not limited to, cross defaults to certain specified other debt of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding 2025 Notes will become due and payable immediately without further action or notice. If any other event of default under the agreement occurs or is continuing, the applicable trustee or holders of at least 25% in aggregate principal amount of the then outstanding 2025 Notes may declare all of the 2025 Notes to be due and payable immediately, but upon certain conditions such declaration and its consequences may be rescinded and annulled by the holders of a majority in principal amount of the 2025 Notes. As of March 31, 2019, the Company was in compliance with the covenants in the indenture governing the 2025 Notes.
Other Credit Lines
In February 2019, a subsidiary of the Company entered into a $100 million uncommitted credit import advance facility (the "Advance Facility"), under which there was $91.4 million advances outstanding as of March 31, 2019. The Advance Facility will be used to assist the Company in the import of goods into India. Advances under this facility are repayable at any time, and bear interest at LIBOR plus a margin of 0.70%. The Company anticipates repaying the facility in fiscal year 2020.
In July 2018, a subsidiary of the Company entered into a $200 million term loan facility (the "Facility"), under which there was $78.8 million in borrowings outstanding as of March 31, 2019. The Facility will be used to fund capital expenditure to support the Company's expansion plan for India. The availability period during which drawdowns can be made will be from the date of the agreement to and including June 30, 2019. The maximum maturity of each drawdown will be 5 years from the funded Capex shipment date. As a result, the longest maturity date of any future drawdown under the Facility will be June 30, 2024. Borrowings under this term loan bear interest at LIBOR plus a margin of 0.90% to 1.15% depending on loan duration.
In January 2017, the Company borrowed €100 million (approximately $112.5 million as of March 31, 2019), under a 5-year, term-loan agreement due January 2, 2022. Borrowings under this term loan bear interest at EURIBOR minus 0.1% plus the applicable margin ranging between 0.40% and 1.35%, based on the Company's credit ratings. The loan is repayable upon maturity.
In October 2015, the Company borrowed €50 million (approximately $56.3 million as of March 31, 2019), under a 5-year, term-loan agreement due September 30, 2020. Borrowings under this term loan bear interest at EURIBOR plus the applicaeble margin ranging between 0.80% and 2.00%, based on the Company’s credit ratings. The loan is repayable beginning December 30, 2016 in quarterly payments of €312,500 through June 30, 2020 with the remainder due upon maturity.
These term loans are unsecured and are guaranteed by the Company. These term loan agreements contain customary restrictions on the Company's and its subsidiaries' ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of exceptions and limitations. These term loan agreements also require that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio, as defined therein, during their terms. As of March 31, 2019, the Company was in compliance with the covenants under these term loan agreements.
As of March 31, 2019, the Company and certain of its subsidiaries had various uncommitted revolving credit facilities, lines of credit and other credit facilities in the amount of $332.2 million in the aggregate. There were no borrowings outstanding under these facilities as of March 31, 2019 and 2018. These unsecured credit facilities, and lines of credit and other

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

credit facilities bear annual interest at the respective country's inter-bank offering rate, plus an applicable margin, and generally have maturities that expire on various dates in future fiscal years.
Term Loan due April 26, 2024
In April 2019, the Company entered into a JPY 33.525 billion term loan agreement (approximately $300 million) due April 2024, which was then swapped to U.S. dollars. The term loan will be used to fund general operations and refinance certain other outstanding debt. Borrowings under this term loan bear interest, at LIBOR plus the applicable margin of 1.21%. This term loan is unsecured, and contains customary restrictions on the ability of the Company and its subsidiaries to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of exceptions and limitations. This term loan agreement also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio, as defined therein, during its term.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2019, the aggregate notional amount of the Company's outstanding foreign currency derivative contracts was $7.8 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	2,207,000	—	$328,349	$—
EUR	48,763	700	55,445	788
HUF	34,401,000	—	120,981	—
ILS	181,000	—	49,833	—
MXN	4,123,000	—	212,987	—
MYR	286,100	30,200	70,276	7,418
PLN	144,500	—	37,841	—
RON	247,000	—	58,365	—
SGD	42,500	—	31,354	—
Other	N/A	N/A	17,853	7,089
			983,284	15,295
Other Foreign Currency Contracts
BRL	—	972,000	—	246,092
CAD	74,484	132,895	55,511	99,042
CNY	3,132,409	458,795	466,085	68,230
EUR	1,793,103	2,043,034	2,019,883	2,303,762
GBP	39,047	30,869	51,590	40,857
HUF	52,526,969	54,425,127	184,727	191,402
ILS	160,775	77,600	44,265	21,365
INR	3,921,500	10,356,508	56,930	150,312
MXN	2,969,832	2,078,128	153,416	107,352
MYR	455,920	255,210	111,989	62,688
SEK	706,435	755,275	76,470	81,479
SGD	83,800	50,280	61,822	37,093
Other	N/A	N/A	77,860	57,612
			3,360,548	3,467,286
Total Notional Contract Value in USD			$4,343,832	$3,482,581

As of March 31, 2019 and 2018, the fair value of the Company's short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company's exposure to monetary assets and liabilities denominated in non-functional currencies and are not accounted for as hedges under the accounting standards. Accordingly, changes in fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the consolidated statements of operations. As of March 31, 2019 and 2018, the Company also has included net deferred gains and losses, in accumulated other comprehensive loss, a component of shareholders' equity in the consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. Deferred losses totaled $0.2 million as of March 31, 2019, and are expected to be recognized primarily as a component of cost of sales in the consolidated statement of operations over the next twelve-month period. The gains and losses recognized in earnings due to hedge

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ineffectiveness were not material for all fiscal years presented and are included as a component of interest and other, net in the consolidated statements of operations.
The following table presents the fair value of the Company's derivative instruments utilized for foreign currency risk management purposes at March 31, 2019 and 2018:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2019	March 31, 2018	Balance Sheet Location	March 31, 2019	March 31, 2018
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$10,503	$19,422	Other current liabilities	$10,282	$7,065
Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$16,774	$23,912	Other current liabilities	$17,144	$18,246

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
9. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, during fiscal years ended March 31, 2019, 2018 and 2017 are as follows:

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance on April 1, 2016	$(41,522)	$(94,393)	$(135,915)
Other comprehensive gain (loss) before reclassifications	6,925	(1,198)	5,727
Net (gains) losses reclassified from accumulated other comprehensive loss	2,171	(126)	2,045
Net current-period other comprehensive gain (loss)	9,096	(1,324)	7,772
Ending balance on March 31, 2017	$(32,426)	$(95,717)	$(128,143)
Other comprehensive gain before reclassifications	15,667	46,022	61,689
Net gains reclassified from accumulated other comprehensive loss	(18,987)	(404)	(19,391)
Net current-period other comprehensive gain (loss)	(3,320)	45,618	42,298
Ending balance on March 31, 2018	$(35,746)	$(50,099)	$(85,845)
Other comprehensive loss before reclassifications	(48,302)	(59,508)	(107,810)
Net losses reclassified from accumulated other comprehensive loss	42,492	—	42,492
Net current-period other comprehensive loss	(5,810)	(59,508)	(65,318)
Ending balance on March 31, 2019	$(41,556)	$(109,607)	$(151,163)

Net losses reclassified from accumulated other comprehensive loss during fiscal year 2019 relating to derivative instruments and other includes $40.6 million attributable to the Company's cash flow hedge instruments which were recognized as a component of cost of sales in the consolidated statement of operations.
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
Asset-Backed Securitization Programs
The Company continuously sells designated pools of trade receivables under its Global Asset-Backed Securitization Agreement (the "Global Program") and its North American Asset-Backed Securitization Agreement (the "North American Program," collectively, the "ABS Programs") to affiliated special purpose entities, each of which in turn sells 100% of the receivables to unaffiliated financial institutions. These programs allow the operating subsidiaries to receive a cash payment and a deferred purchase price receivable for sold receivables. The portion of the purchase price for the receivables which is not paid by the unaffiliated financial institutions in cash is a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables, which are included in other current assets as of March 31, 2019 and March 31, 2018, were carried at the expected recovery amount of the related receivables. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

transfer is recognized as a loss on sale of the related receivables, and recorded in interest and other, net in the consolidated statements of operations and were immaterial for all periods presented.
Following the transfer of the receivables to the special purpose entities, the transferred receivables are isolated from the Company and its affiliates, and upon the sale of the receivables from the special purpose entities to the unaffiliated financial institutions, effective control of the transferred receivables is passed to the unaffiliated financial institutions, which has the right to pledge or sell the receivables. Although the special purpose entities are consolidated by the Company, they are separate corporate entities and their assets are available first to satisfy the claims of their creditors. The investment limits set by the financial institutions are $900 million for the Global Program, of which $725 million is committed and $175 million is uncommitted, and $250 million for the North American Program, of which $210 million is committed and $40 million is uncommitted. Both programs require a minimum level of deferred purchase price receivable to be retained by the Company in connection with the sales.
The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.1% to 0.5% of serviced receivables per annum. Servicing fees recognized during the fiscal years ended March 31, 2019, 2018 and 2017 were not material and are included in interest and other, net within the consolidated statements of operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized.
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
As of March 31, 2019 and 2018, the accounts receivable balances that were sold under the ABS Programs were removed from the consolidated balance sheets and the net cash proceeds received by the Company during fiscal years ended March 31, 2019, 2018 and 2017 were included as cash provided by operating activities in the consolidated statements of cash flows. The Company recognizes these proceeds net of the deferred purchase price, consisting of a receivable from the purchasers that entitles the Company to certain collections on the receivable. The Company recognizes the collection of the deferred purchase price in net cash provided by investing activities in the consolidated statements of cash flows separately as cash collections of deferred purchase price.
As of March 31, 2019, approximately $1.2 billion of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds of $0.9 billion and deferred purchase price receivables of $0.3 billion. As of March 31, 2018, approximately $1.5 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $1.1 billion and deferred purchase price receivables of $0.4 billion. The deferred purchase price balances as of March 31, 2019 and March 31, 2018, also represent the non-cash beneficial interest obtained in exchange for securitized receivables.
For the fiscal years ended March 31, 2019, 2018 and 2017, cash flows from sales of receivables under the ABS Programs consisted of approximately $6.8 billion, $8.0 billion and $7.6 billion, respectively, for transfers of receivables, and approximately $3.6 billion, $4.6 billion and $5.0 billion, respectively, for collections on deferred purchase price receivables. The Company's cash flows from transfer of receivables consist primarily of proceeds from collections reinvested in revolving-period transfers. Cash flows from new transfers were not significant for all periods presented.
Trade Accounts Receivable Sale Programs
The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $0.5 billion and $0.3 billion as of March 31, 2019 and 2018, respectively. For the years ended March 31, 2019, 2018 and 2017, total accounts receivables sold to certain third party banking institutions was approximately $2.7 billion, $1.5 billion and $1.3 billion, respectively. The receivables that were sold were removed from the consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the consolidated statements of cash flows.
11. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company has accrued for contingent consideration in connection with its business acquisitions as applicable, which is measured at fair value based on certain internal models and unobservable inputs. There were no contingent consideration liabilities outstanding as of March 31, 2019 and 2018.
There were no transfers between levels in the fair value hierarchy during fiscal years 2019 and 2018.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and 2018:

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurements as of March 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (Note 2)	$—	$473,888	$—	$473,888
Foreign exchange forward contracts (Note 8)	—	27,277	—	27,277
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	2,845	76,852	—	79,697
Liabilities:
Foreign exchange forward contracts (Note 8)	$—	$(27,426)	$—	$(27,426)

	Fair Value Measurements as of March 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (Note 2)	$—	$452,622	$—	$452,622
Foreign exchange forward contracts (Note 8)	—	43,334	—	43,334
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	7,196	67,532	—	74,728
Liabilities:
Foreign exchange forward contracts (Note 8)	$—	$(25,311)	$—	$(25,311)

Other financial instruments
The following table presents the Company's liabilities not carried at fair value as of March 31, 2019 and 2018:

	As of March 31, 2019		As of March 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)		(In thousands)
4.625% Notes due February 2020	$500,000	$499,950	$500,000	$513,596	Level 1
Term Loan, including current portion, due in installments through November 2021	671,563	670,724	687,813	689,966	Level 1
Term Loan, including current portion, due in installments through June 2022	458,531	457,958	483,656	485,470	Level 1
5.000% Notes due February 2023	500,000	499,950	500,000	525,292	Level 1
4.750% Notes due June 2025	596,815	599,940	596,387	627,407	Level 1
Euro Term Loan due September 2020	52,746	52,746	59,443	59,443	Level 2
Euro Term Loan due January 2022	112,524	112,524	123,518	123,518	Level 2
India Facilities	170,206	170,206	—	—	Level 2
Total	$3,062,385	$3,063,998	$2,950,817	$3,024,692

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Term Loans due November 2021 and June 2022, and the Notes due February 2020, February 2023 and June 2025 are valued based on broker trading prices in active markets.
The Company values its Euro Term Loans due September 2020 and January 2022, and India Facilities based on the current market rate, and as of March 31, 2019, the carrying amounts approximate fair values.
12. COMMITMENTS AND CONTINGENCIES
Commitments
As of March 31, 2019 and 2018, the gross carrying amount and associated accumulated depreciation of the Company's property and equipment financed under capital leases, and the related obligations was not material. The Company also leases certain of its facilities and equipment under non-cancelable operating leases. These operating leases expire in various years through 2035 and require the following minimum lease payments:

Fiscal Year Ending March 31,	Operating Lease
(In thousands)
2020	$155,391
2021	113,245
2022	93,777
2023	81,335
2024	67,341
Thereafter	171,828
Total minimum lease payments	$682,917

Total rent expense amounted to $176.8 million, $140.3 million and $124.7 million in fiscal years 2019, 2018 and 2017, respectively.
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
From time to time, the Company enters into IP licenses (e.g., patent licenses and software licenses) with third parties which obligate the Company to report covered behavior to the licensor and pay license fees to the licensor for certain activities

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

or products, or that enable the Company's use of third party technologies. The Company may also decline to enter into licenses for intellectual property that it does not think is useful for or used in its operations, or for which its customers or suppliers have licenses or have assumed responsibility. Given the diverse and varied nature of its business and the location of its business around the world, certain activities the Company performs, such as providing assembly services in China and India, may fall outside the scope of those licenses or may not be subject to the applicable intellectual property rights. The Company's licensors may disagree and claim royalties are owed for such activities. In addition, the basis (e.g. base price) for any royalty amounts owed are audited by licensors and may be challenged. Some of these disagreements, may lead to claims and litigation that might not be resolved in the Company's favor. Additionally, litigation could be lengthy and costly and could materially harm the Company's financial condition regardless of the outcome. In March 2018, the Company received an inquiry from a licensor referencing its patent license agreement with the Company, and requesting information relating to royalties for products that the Company assembles for a customer in China. The Company and licensor have had subsequent discussions, during which the licensor claimed that the Company owes a material amount under the patent license agreement, which the Company disputes and would contest vigorously. While the Company cannot predict the outcome with respect to this claim or estimate an amount or reasonable range of loss, a material loss is reasonably possible.
On May 8, 2018, a putative class action was filed in the Northern District of California against the Company and certain officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, alleging misstatements and/or omissions in certain of the Company’s financial results, press releases and SEC filings made during the putative class period of January 26, 2017 through April 26, 2018. On October 1, 2018, the Court appointed lead plaintiff and lead plaintiff’s counsel in the case. On November 28, 2018, lead plaintiff filed an amended complaint alleging misstatements and/or omissions in certain of the Company’s SEC filings, press releases, earnings calls, and analyst and investor conferences and expanding the putative class period through October 25, 2018. On April 3, 2019, the Court vacated its prior order appointing lead plaintiff and lead plaintiff’s counsel and reopened the lead plaintiff appointment process. Motions for appointment as lead plaintiff are due June 4, 2019. Defendants’ deadline to move to dismiss is vacated until after the lead plaintiff appointment process is complete and an operative complaint is designated.  In addition, the Court has set a case management conference for July 17, 2019. The Company believes that the claims are without merit and intends to vigorously defend this case.
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
One of the Company's Brazilian subsidiaries has received related assessments for certain sales and import taxes. There are six tax assessments totaling 359.9 million Brazilian reals (approximately USD $91.1 million based on the exchange rate as of March 31, 2019). The assessments are in various stages of the review process at the administrative level and no tax proceeding has been finalized yet. The Company believes there is no legal basis for these assessments and has meritorious defenses and will continue to vigorously oppose all of these assessments, as well as any future assessments. The Company does not expect final judicial determination on any of these claims for several years.
On February 14, 2019, the Company submitted an initial notification of voluntary disclosure to the U.S. Department of the Treasury, Office of Foreign Assets Control ("OFAC") regarding possible noncompliance with U.S. economic sanctions requirements among certain non-U.S. Flex-affiliated operations. The Company has initiated an internal investigation regarding this matter. The matter is at a very preliminary stage. The Company cannot predict how long it will take to complete the investigation or to what extent the Company could be subject to penalties.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
13. INCOME TAXES
The domestic (Singapore) and foreign components of income before income taxes were comprised of the following:

	Fiscal Year Ended March 31,
	2019	2018	2017
	(In thousands)
Domestic	$(10,498)	$323,522	$435,709
Foreign	192,624	197,371	(64,861)
Total	$182,126	$520,893	$370,848

The provision for income taxes consisted of the following:

	Fiscal Year Ended March 31,
	2019	2018	2017
	(In thousands)
Current:
Domestic	$1,517	$2,894	$1,037
Foreign	99,894	50,889	71,773
	101,411	53,783	72,810
Deferred:
Domestic	(40)	422	350
Foreign	(12,644)	38,154	(21,876)
	(12,684)	38,576	(21,526)
Provision for income taxes	$88,727	$92,359	$51,284

The domestic statutory income tax rate was approximately 17.0% in fiscal years 2019, 2018 and 2017. The reconciliation of the income tax expense expected based on domestic statutory income tax rates to the expense for income taxes included in the consolidated statements of operations is as follows:

	Fiscal Year Ended March 31,
	2019	2018	2017
	(In thousands)
Income taxes based on domestic statutory rates	$30,961	$88,552	$63,044
Effect of tax rate differential	(135,033)	(244,128)	(85,132)
Change in liability for uncertain tax positions	(15,381)	22,180	684
Change in valuation allowance	191,896	297,330	78,728
Recognition of prior year taxes recoverable	5,439	(53,757)	—
Expiration of tax attributes	4,277	—	—
Other	6,568	(17,818)	(6,040)
Provision for income taxes	$88,727	$92,359	$51,284

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A number of countries in which the Company is located allow for tax holidays or provide other tax incentives to attract and retain business. In general, these holidays were secured based on the nature, size and location of the Company’s operations. The aggregate dollar effect on the Company’s income resulting from tax holidays and tax incentives to attract and retain business for the fiscal years ended March 31, 2019, 2018 and 2017 was $24.4 million, $21.7 million and $15.5 million, respectively. For the fiscal year ended March 31, 2019, the effect on basic and diluted earnings per share was $0.05 and $0.05, respectively, and the effect on basic and diluted earnings per share during fiscal years 2018 and 2017 were $0.04 and $0.04, and $0.03 and $0.03, respectively. Unless extended or otherwise renegotiated, the Company's existing holidays will expire in various years through the end of fiscal year 2028.
The Company provides a valuation allowance against deferred tax assets that in the Company's estimation are not more likely than not to be realized. During fiscal year 2019, 2018 and 2017, the Company released valuation allowances totaling $2.8 million, $1.3 million and $39.6 million, respectively. For fiscal year 2019, this valuation allowance release was related to the Company's operations in Poland as this amount was deemed to be more likely than not to be realized due to the sustained profitability during the past three fiscal years as well as continued forecasted profitability of that subsidiary. Various other valuation allowance positions were also reduced due to varying factors such as recognition of uncertain tax positions impacting deferred tax assets, one-time income recognition in loss entities, and foreign exchange impacts on deferred tax balances. Lastly, these valuation allowance reductions and eliminations were offset by current period valuation allowance additions due to increased deferred tax assets as a result of current period losses in legal entities with existing full valuation allowance positions. For fiscal years ended March 31, 2019, 2018 and 2017, the offsetting amounts totaled $194.8 million, ($65.9) million and $103.9 million, respectively.
Under its territorial tax system, Singapore generally does not tax foreign sourced income until repatriated to Singapore. The Company has included the effects of Singapore's territorial tax system in the rate differential line above. The tax effect of foreign income not repatriated to Singapore for the fiscal years ended March 31, 2019, 2018 and 2017 were $7.5 million, $65.8 million and $67.9 million, respectively.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of deferred income taxes are as follows:

	As of March 31,
	2019	2018
	(In thousands)
Deferred tax liabilities:
Fixed assets	$(39,376)	$(33,056)
Intangible assets	(57,939)	(80,565)
Others	(14,879)	(12,544)
Total deferred tax liabilities	(112,194)	(126,165)
Deferred tax assets:
Fixed assets	67,980	65,155
Intangible assets	7,442	11,237
Deferred compensation	13,864	13,475
Inventory valuation	11,082	6,952
Provision for doubtful accounts	4,797	3,073
Net operating loss and other carryforwards	1,944,782	2,133,097
Others	243,016	236,916
Total deferred tax assets	2,292,963	2,469,905
Valuation allowances	(2,083,082)	(2,259,956)
Total deferred tax assets, net of valuation allowances	209,881	209,949
Net deferred tax asset	$97,687	$83,784
The net deferred tax asset is classified as follows:
Long-term asset	$164,611	$165,319
Long-term liability	(66,924)	(81,535)
Total	$97,687	$83,784

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
The Company has recorded deferred tax assets of approximately $2.0 billion related to tax losses and other carryforwards against which the Company has recorded a valuation allowance for all but $54.7 million of the deferred tax assets. These tax losses and other carryforwards will expire at various dates as follows:

Expiration dates of deferred tax assets related to operating losses and other carryforwards
(In thousands)
2020 - 2025	$606,378
2026 - 2031	444,040
2032 and post	295,361
Indefinite	691,313
$2,037,092

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amount of deferred tax assets considered realizable, however, could be reduced or increased in the near-term if facts, including the amount of taxable income or the mix of taxable income between subsidiaries, differ from management’s estimates.
The Company does not provide for income taxes on approximately $1.6 billion of undistributed earnings of its subsidiaries which are considered to be indefinitely reinvested outside of Singapore as management has plans for the use of such earnings to fund certain activities outside of Singapore. The estimated amount of the unrecognized deferred tax liability on these undistributed earnings is approximately $150 million. As of March 31, 2019, the Company has provided for earnings in foreign subsidiaries that are not considered to be indefinitely reinvested and therefore subject to withholding taxes on $32.8 million of undistributed foreign earnings, recording a deferred tax liability of approximately $2.0 million thereon.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended March 31,
	2019	2018
	(In thousands)
Balance, beginning of fiscal year	$227,590	$203,323
Additions based on tax position related to the current year	82,966	24,415
Additions for tax positions of prior years	5,575	5,926
Reductions for tax positions of prior years	(15,432)	(11,936)
Reductions related to lapse of applicable statute of limitations	(14,786)	(9,029)
Settlements	(22,174)	—
Impact from foreign exchange rates fluctuation	(12,017)	14,891
Balance, end of fiscal year	$251,722	$227,590

The Company’s unrecognized tax benefits are subject to change over the next twelve months primarily as a result of the expiration of certain statutes of limitations and as audits are settled. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $20 million within the next twelve months primarily due to potential settlements of various audits and the expiration of certain statutes of limitations.
The Company and its subsidiaries file federal, state, and local income tax returns in multiple jurisdictions around the world. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2008.
Of the $251.7 million of unrecognized tax benefits at March 31, 2019, $166.8 million will affect the annual effective tax rate (ETR) if the benefits are eventually recognized. The amount that doesn’t impact the ETR relates to positions that would be settled with a tax loss carryforward previously subject to a valuation allowance.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits within the Company’s tax expense. During the fiscal years ended March 31, 2019, 2018 and 2017, the Company recognized interest and penalty of approximately ($2.9) million and ($3.3) million and ($1.6) million, respectively. The Company had approximately $13.3 million, $16.2 million and $12.9 million accrued for the payment of interest and penalties as of the fiscal years ended March 31, 2019, 2018 and 2017, respectively.
14. RESTRUCTURING CHARGES
Fiscal Year 2019
During fiscal year 2019, the Company took targeted actions to optimize its portfolio, most notably within CTG. The Company recognized restructuring charges of approximately $113.3 million during the fiscal year ended March 31, 2019, of which $73.2 million were non-cash charges primarily for asset impairments. A significant component of its charges were

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

associated with the wind down of its NIKE operations in Mexico in the third quarter of fiscal year 2019 where it recognized charges of $66 million primarily for non-cash asset impairments.
In addition, the Company executed targeted head-count reductions at existing operating and design sites and corporate functions and exited certain immaterial businesses. Of these total restructuring charges, approximately $99.0 million was recognized as a component of cost of sales during the fiscal year ended March 31, 2019.
Restructuring charges are not included in segment income, as disclosed further in note 19.
Fiscal Year 2018
During fiscal year 2018, the Company initiated targeted restructuring activities focused on optimizing the Company's cost structure in lower growth areas and, more importantly, streamlining certain corporate and segment functions. Restructuring charges are recorded based upon employee termination dates, site closure and consolidation plans generally in conjunction with an overall corporate initiative to drive cost reduction and realign the Company's global footprint. The Company recognized approximately $78.6 million of cash charges predominantly related to employee severance costs and $12.1 million of non-cash charges for asset impairment and other exit charges under the above plan. Of these total charges, approximately $66.8 million was recognized in cost of sales. A majority of the fiscal year 2018 restructuring activities were completed as of March 31, 2018.
Fiscal Year 2017
During fiscal year 2017, the Company initiated a restructuring plan to accelerate its ability to support more Sketch-to-Scale® efforts across the Company and reposition away from historical legacy programs and structures through rationalizing its current footprint at existing sites and at corporate SG&A functions. The Company recognized restructuring charges of approximately $49.4 million primarily for employee termination costs under the above plan. Of these total charges, approximately $38.8 million was recognized in cost of sales. All fiscal year 2017 restructuring activities were completed as of March 31, 2017.
The following table summarizes the provisions, respective payments, and remaining accrued balance as of March 31, 2019 for charges incurred in fiscal years 2019, 2018 and 2017 and prior periods:

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Severance	Long-Lived Asset Impairment	Other Exit Costs	Total
	(In thousands)
Balance as of March 31, 2016	$11,905	$—	$1,335	$13,240
Provision for charges incurred in fiscal year 2017	42,253	—	7,142	49,395
Cash payments for charges incurred in fiscal year 2017	(25,894)	—	—	(25,894)
Cash payments for charges incurred in fiscal year 2016 and prior	(11,905)	—	(1,335)	(13,240)
Balance as of March 31, 2017	16,359	—	7,142	23,501
Provision for charges incurred in fiscal year 2018	69,439	9,417	11,835	90,691
Cash payments for charges incurred in fiscal year 2017 and prior	(13,237)	—	(3,671)	(16,908)
Cash payments for charges incurred in fiscal year 2018	(24,555)	—	—	(24,555)
Non-cash charges incurred in fiscal year 2018	—	(9,417)	(1,968)	(11,385)
Balance as of March 31, 2018	48,006	—	13,338	61,344
Provision for charges incurred in fiscal year 2019	38,634	46,365	28,314	113,313
Cash payments for charges incurred in fiscal year 2018 and prior	(40,623)	—	(4,293)	(44,916)
Cash payments for charges incurred in fiscal year 2019	(22,783)	—	(1,330)	(24,113)
Non-cash charges incurred in fiscal year 2019	—	(46,365)	(26,829)	(73,194)
Balance as of March 31, 2019	23,234	—	9,200	32,434
Less: Current portion (classified as other current liabilities)	23,234	—	9,200	32,434
Accrued restructuring costs, net of current portion (classified as other liabilities)	$—	$—	$—	$—

15. OTHER CHARGES (INCOME), NET
Other charges (income), net for the fiscal years ended March 31, 2019, 2018 and 2017 are primarily composed of the following:

	Fiscal Year Ended March 31
	2019	2018	2017
	(In thousands)
Gain on deconsolidation of subsidiary (1)	$(87,348)	$(151,574)	$—
(Gain) loss on sale of non-strategic business (2)	—	(38,689)	7,400
Investment impairments and dispositions (3)	193,063	21,895	—

(1)
During fiscal year ended March 31, 2019 the Company recognized other income of approximately $87 million from the deconsolidation of Bright Machines (formally known as AutoLab AI). The fiscal year ended March 31, 2018 includes a $151.6 million gain from the deconsolidation of Elementum. See note 2 for additional information on the deconsolidation of Bright Machines and Elementum.

(2)
The Company recognized other income of $38.7 million from the sale of Wink during fiscal year 2018. See note 2 for additional information on the sale of Wink. Fiscal year 2017 includes a $7.4 million loss attributable to a non-strategic facility sold during the second quarter of that year.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)
During fiscal year ended March 31, 2019 the Company recognized investment impairments of $193.1 million, under other charges, which is primarily driven by an $84 million impairment in its investment in Elementum, coupled with a $76 million loss for the portion of its investment in an unrelated third-party venture backed company, also determined to be impaired. See note 2 for additional information on the impairments. The Company recognized $21.9 million of impairment during fiscal year 2018 for certain non-core investments.

16. INTEREST AND OTHER, NET
Interest and other, net for the fiscal years ended March 31, 2019, 2018 and 2017 are primarily composed of the following:

	Fiscal Year Ended March 31
	2019	2018	2017
	(In thousands)
Interest expenses on debt obligations	$145,658	$123,098	$107,978
ABS and AR sales programs related expenses	46,344	25,002	15,252
Interest income	(19,496)	(18,840)	(12,084)
Gain on foreign exchange transactions	(1,175)	(15,222)	(16,528)

17. BUSINESS AND ASSET ACQUISITIONS & DIVESTITURES
Fiscal 2019 Business acquisition
In October 2018, the Company completed the acquisition of a business that was not significant to the consolidated financial position, result of operations and cash flows of the Company. The acquired business expanded the Company's design capabilities in the telecom market within the CEC segment. The assets acquired and liabilities assumed were not material to the Company's consolidated financial results. Results of operations were included in the Company’s consolidated financial results beginning on the date of acquisition, and were not material to the Company’s consolidated financial results for all periods presented.
Fiscal 2019 Divestitures
During the third quarter of fiscal year 2019, the Company disposed of an immaterial non-strategic business in Brazil that operated across all of its segments. The net loss on disposition was not material to the Company's consolidated financial results, and was included in other charges (income), net in the consolidated statement of operation for the fiscal year 2019.
During the second quarter of fiscal year 2019, the Company divested its China-based Multek operations, for proceeds of approximately $267.1 million, net of cash. The Company transferred approximately $231.4 million of net assets, primarily property and equipment, accounts receivable, and accounts payable. Further, the Company incurred various selling costs as part of this divestiture and allocated approximately $19.0 million of goodwill to the divested business. This transaction resulted in the recognition of an immaterial loss which is included in other charges (income), net in the consolidated statements of operations for the fiscal year 2019.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Fiscal 2017 Divestitures
During the fiscal year ended March 31, 2017, the Company disposed of two non-strategic businesses within the HRS and IEI segments. The Company received $30.7 million of proceeds, net of an immaterial amount of cash held in one of the divested businesses. The property and equipment and various other assets sold, and liabilities transferred were not material to the Company's consolidated financial results. The loss on disposition was not material to the Company’s consolidated financial results, and was included in other charges, net in the consolidated statements of operations for the fiscal year 2017.
18. SHARE REPURCHASE PLAN

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal year 2019, the Company repurchased approximately 17.7 million shares for an aggregate purchase value of approximately $189.0 million and retired all of these shares.
Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $500 million in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Annual General Meeting held on August 16, 2018. As of March 31, 2019, shares in the aggregate amount of $324.5 million were available to be repurchased under the current plan.
19. SEGMENT REPORTING
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker ("CODM"), or a decision making group, in deciding how to allocate resources and in assessing performance. Resource allocation decisions and the Company's performance are assessed by its Chief Executive Officer ("CEO"), with support from certain direct staff who oversee operations of the business, collectively identified as the CODM or the decision making group.
During the fourth quarter of fiscal year 2019, the Company announced that Revathi Advaithi was appointed CEO of the Company effective February 11, 2019. As part of her new role and responsibilities, the CEO along with certain direct report that oversee operations of the business, are now considered the CODM. There is a possibility that the CODM will request some changes in the information that it regularly reviews in determining how to allocate resources and in assessing performance, which could eventually result in changes to the Company's reportable segments.
The Company has four reportable segments: HRS, IEI, CEC and CTG. These segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the CODM. These segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics. Refer to note 1 for a description of the various product categories manufactured under each of these segments.
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, customer related assets impairments, restructuring charges, the new revenue standard adoption impact, contingencies and other, interest and other, net and other charges (income), net.
Selected financial information by segment is in the table below. For fiscal year 2019, the Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings, as further described in note 2 to the consolidated financial statements. The comparative information for the fiscal years 2018 and 2017 has not been restated and continues to be reported under the accounting standards in effect at the time:

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year Ended March 31,
	2019	2018	2017
	(In thousands)
Net sales:
High Reliability Solutions	$4,828,950	$4,769,464	$4,149,438
Industrial & Emerging Industries	6,182,637	5,972,496	4,967,738
Communications & Enterprise Compute	8,336,330	7,729,350	8,383,420
Consumer Technologies Group	6,862,594	6,969,821	6,362,338
	$26,210,511	$25,441,131	$23,862,934
Segment income and reconciliation of income before tax:
High Reliability Solutions	$371,003	$380,878	$334,108
Industrial & Emerging Industries	269,172	235,422	179,749
Communications & Enterprise Compute	214,723	186,335	229,332
Consumer Technologies Group	121,336	111,629	179,910
Corporate and Other	(104,471)	(127,810)	(107,850)
Total income	871,763	786,454	815,249
Reconciling items:
Intangible amortization	74,396	78,640	81,396
Stock-based compensation	76,032	85,244	82,266
Customer related asset impairments (1)	87,093	6,251	92,915
Restructuring charges (Note 14)	113,313	90,691	49,395
New revenue standard adoption impact (Note 2 & Note 3)	9,291	—	—
Contingencies and other (2)	35,644	51,631	17,704
Interest and other, net	183,454	122,823	99,532
Other charges (income), net (Note 15)	110,414	(169,719)	21,193
Income before income taxes	$182,126	$520,893	$370,848

(1)
Customer related asset impairments for fiscal year 2019, relate to provision for doubtful accounts receivable, inventory and impairment of other assets for certain customers experiencing significant financial difficulties and/or the Company is disengaging.

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

(2)
Contingencies and other during fiscal year 2019, primarily consists of costs incurred relating to the independent investigation undertaken by the Audit Committee of the Company’s Board of Directors which was completed in June 2018. In addition, Contingencies and other also includes certain charges of the China based Multek operations that was divested in the second quarter of fiscal year 2019.

During fiscal year 2018, the Company incurred charges in connection with certain legal matters, for loss contingencies where it believed that losses were probable and estimable. Additionally, the Company incurred various other charges predominately related to damages incurred from a typhoon that impacted a China facility, as well as certain assets impairments during fiscal year 2018.
Corporate and other primarily includes corporate services costs that are not included in the CODM's assessment of the performance of each of the identified reporting segments.
The Company provides an overall platform of assets and services, which the segments utilize for the benefit of their various customers. The shared assets and services are contained within the Company's global manufacturing and design

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operations and include manufacturing and design facilities. Most of the underlying manufacturing and design assets are co-mingled in the operating campuses and are compatible to operate across segments and highly interchangeable throughout the platform. Given the highly interchangeable nature of the assets, they are not separately identified by segments nor reported by segment to the Company's CODM.
Property and equipment on a segment basis is not disclosed as it is not separately identified and is not internally reported by segment to the Company's CODM as described above. During fiscal year 2019, 2018 and 2017, depreciation expense included in the segments' measure of operating performance above is as follows. Historical information has been recast to reflect realignment of customers and/or products between segments:

	Fiscal Year Ended March 31,
	2019	2018	2017
	(In thousands)
Depreciation expense
High Reliability Solutions	$96,854	$97,114	$88,604
Industrial & Emerging Industries	92,606	75,366	70,814
Communication & Enterprise Compute	103,162	118,150	133,057
Consumer Technologies Group	104,298	110,276	110,379
Corporate and Other	36,493	33,526	29,384
Total depreciation expense	$433,413	$434,432	$432,238

Geographic information of net sales is as follows:

	Fiscal Year Ended March 31,
	2019		2018		2017
	(In thousands)
Net sales:
Asia	$11,469,617	44%	$11,210,793	44%	$10,962,075	46%
Americas	9,893,072	38%	9,880,626	39%	8,582,849	36%
Europe	4,847,822	18%	4,349,712	17%	4,318,010	18%
	$26,210,511		$25,441,131		$23,862,934

Revenues are attributable to the country in which the product is manufactured, or service is provided.
During fiscal years 2019, 2018 and 2017, net sales generated from Singapore, the principal country of domicile, were approximately $642.7 million, $686.9 million and $595.3 million, respectively.
The following table summarized the countries that accounted for more than 10% of net sales in fiscal year 2019, 2018, and 2017.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year Ended March 31,
Net sales:	2019		2018		2017
	(In thousands)
China	$6,648,549	25%	$7,449,591	29%	$7,213,614	30%
Mexico	4,538,720	17%	4,361,814	17%	4,075,616	17%
U.S.	3,106,222	12%	2,860,242	11%	2,560,300	11%
Brazil	2,181,025	8%	2,578,466	10%	1,907,591	8%
Malaysia	1,996,152	8%	2,005,119	8%	2,267,478	10%

No other country accounted for more than 10% of net sales for the fiscal periods presented in the table above.
Geographic information of property and equipment, net is as follows:

	As of March 31,
	2019		2018
	(In thousands)
Property and equipment, net:
Asia	$903,288	39%	$747,314	33%
Americas	1,003,708	43%	1,012,188	45%
Europe	429,217	18%	480,004	22%
	$2,336,213		$2,239,506

As of March 31, 2019 and 2018, property and equipment, net held in Singapore were approximately $12.3 million and $12.6 million, respectively.
The following table summarized the countries that accounted for more than 10% of property and equipment, net in fiscal year 2019 and 2018.

	Fiscal Year Ended March 31,
Property and equipment, net:	2019		2018
	(In thousands)
Mexico	$537,396	23%	$586,594	26%
China	523,124	22%	491,664	22%
U.S.	361,098	15%	305,222	14%

No other country accounted for more than 10% of property and equipment, net for the fiscal periods presented in the table above.
20. QUARTERLY FINANCIAL DATA (UNAUDITED)
The Company's third fiscal quarter ends on December 31, and the fourth fiscal quarter and fiscal year ends on March 31 of each year. The first fiscal quarters of 2019 and 2018 ended on June 29, 2018 and June 30, 2017, respectively, and the second fiscal quarters of 2019 and 2018, ended on September 28, 2018 and September 29, 2017, respectively.
The following table contains unaudited quarterly financial data for fiscal years 2019 and 2018. For fiscal year 2019, the Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings, as further described in note 2 to the consolidated financial statements. The comparative

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

information for the fiscal year 2018 has not been restated and continues to be reported under the accounting standards in effect at the time.

	Fiscal Year Ended March 31, 2019				Fiscal Year Ended March 31, 2018
	First	Second	Third	Fourth	First	Second	Third	Fourth

Net sales (1)	$6,398,956	$6,662,604	$6,922,827	$6,226,124	$6,008,272	$6,270,420	$6,751,552	$6,410,887
Gross profit (2)	377,854	402,301	357,325	380,295	406,932	393,325	446,328	349,297
Net income (loss) (3)	116,035	86,885	(45,169)	(64,352)	124,710	205,086	118,333	(19,595)
Earnings (losses) per share (4):
Net income:
Basic	$0.22	$0.16	$(0.09)	$(0.12)	$0.24	$0.39	$0.22	$(0.04)
Diluted	$0.22	$0.16	$(0.09)	$(0.12)	$0.23	$0.38	$0.22	$(0.04)
_______________________________________________________________________________

(1)
The Company has made certain immaterial corrections to net sales previously reported for the first three quarters of fiscal 2019 primarily to reflect revenue from certain contracts with customers on a net basis. As a result, the amounts presented above for net sales are $25 million, $48 million and $22 million lower than those previously reported for the first, second and third quarters of fiscal year 2019, respectively. These corrections had no impact on gross profit or net income for any period presented, as they were fully offset by corrections to cost of sales. The Company evaluated these corrections, considering both qualitative and quantitative factors, and concluded they are immaterial to previously issued financial statements and will make corrections prospectively in subsequent quarterly filings.

(2)
The Company recorded a total of $65.8 million restructuring charges during the third quarter of fiscal year 2019. The Company classified $60.4 million of these charges as a component of cost of sales and approximately $5.4 million as a component of selling, general and administrative expenses. Refer to note 14 for additional information on these charges. The Company recorded $82.7 million restructuring charges during the fourth quarter of fiscal year 2018. The Company classified approximately $58.9 million of these charges as a component of cost of sales and approximately $23.8 million of these charges as a component of selling, general and administrative expenses.

(3)
Net income for the fourth quarter of fiscal year 2019 was primarily affected by an $84 million charge for the impairment of the Company's investment in Elementum. Net income for the third quarter of fiscal year 2019 was primarily affected by a $70 million charge for the impairment of the Company's investment in an unrelated third-party company. Net income for the first quarter of fiscal year 2019 was affected by a $91.8 million gain on the deconsolidation of Bright Machines. Refer to note 2 for further details on the investments impairment charges and the gain on deconsolidation. Net income for the first quarter of fiscal year 2018 was affected by a $38.7 million gain recognized for the disposition of Wink. Net income for the second quarter of fiscal year 2018 was affected by $151.6 million non-cash gain as a result of the deconsolidation of the Company's investment in Elementum.

(4)
Earnings per share are computed independently for each quarter presented and basic shares are used in the quarters with losses; therefore, the sum of the quarterly earnings per share may not equal the total earnings per share amounts for the fiscal year.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2019. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of

1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a- 15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting consists of policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) are designed and operated to provide reasonable assurance regarding the reliability of the Company's financial reporting and the Company's process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements or prevent or detect instances of fraud. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As of March 31, 2019, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2019.

(c)	Attestation Report of the Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of March 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading "Report of Independent Registered Public Accounting Firm."
(d) Changes in Internal Control Over Financial Reporting
Throughout fiscal year 2019, we implemented enhanced and additional procedures to remediate the control deficiencies that aggregated to material weaknesses in our internal control over financial reporting relating to the accounting for customer contractual obligations and aspects of our control environment and monitoring activities as disclosed in Item 9A on Form 10-K for the fiscal year ended March 31, 2018.
Management, with the oversight of the Audit Committee, took the following steps as part of our remediation efforts during fiscal 2019:

•
Designed and implemented additional site level controls related to accounting for customer contractual obligations including establishing criteria for effective contract reviews and approvals with enhanced documentation to evidence judgements and estimates.

•	Designed and implemented a centralized Contract Management Office responsible for the determination of the appropriate accounting on material contracts including maintaining proper evidence of review.

•
Designed and implemented centralized oversight controls that provide enhanced visibility to the accounting for customer contracts to ensure improved monitoring and detection of material errors related to certain decentralized activities.

•	Enhanced the quality and the frequency of training across all levels to improve awareness of Company policies and knowledge of the expected standards of conduct.
Given the remediation efforts noted above, testing of applicable controls completed during the fourth quarter and the determination that controls are designed and operating effectively, management has concluded that the material weaknesses previously identified have been remediated as of March 31, 2019.

Other than the changes described above there have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) as of March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flex Ltd., Singapore

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Flex Ltd. and subsidiaries (the "Company") as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission(COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2019 of the Company and our report dated May 20, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company’s change in method of accounting for revenue from contracts with customers in fiscal year 2019 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers and the Company’s change in method of accounting for cash receipts on the deferred purchase price from asset-backed securitization programs in fiscal year 2019 due to the adoption of ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
May 20, 2019

ITEM 9B.    OTHER INFORMATION
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to shareholders in connection with the Company's 2019 Annual General Meeting of Shareholders. Such information is incorporated by reference.
ITEM 11.    EXECUTIVE COMPENSATION
Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to shareholders in connection with the Company's 2019 Annual General Meeting of Shareholders. Such information is incorporated by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to shareholders in connection with the Company's 2019 Annual General Meeting of Shareholders. Such information is incorporated by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to shareholders in connection with the Company's 2019 Annual General Meeting of Shareholders. Such information is incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to shareholders in connection with the Company's 2019 Annual General Meeting of Shareholders. Such information is incorporated by reference.

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

ITEM 16.    FORM 10-K SUMMARY
None
EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.01	Constitution of the Registrant	10-Q	000-23354	10/31/2016	3.01
4.01	Indenture, dated as of February 20, 2013, by and between the Registrant, the Guarantors party thereto and U.S. Bank National Association, as Trustee, related to the Registrant's 4.625% Notes due 2020 and 5.000% Notes due 2023	8-K	000-23354	2/22/2013	4.1
4.02	Form of 4.625% Note due 2020	8-K	000-23354	2/22/2013	4.1
4.03	Form of 5.000% Note due 2023	8-K	000-23354	2/22/2013	4.1
4.04	First Supplemental Indenture, dated as of March 28, 2013, among the Registrant, the Guarantor party thereto and U.S. Bank National Association, as Trustee, to the Indenture, dated as of February 20, 2013, by and between the Registrant, the Guarantors party thereto and U.S. Bank National Association, as Trustee, related to the Registrant's 4.625% Notes due 2020 and 5.000% Notes due 2023	10-K	000-23354	5/28/2013	4.11
4.05	Second Supplemental Indenture, dated as of August 25, 2014, among the Registrant, the Guarantor party thereto and U.S. Bank National Association, as Trustee, to the Indenture, dated as of February 20, 2013, by and between the Registrant, the Guarantors party thereto and U.S. Bank National Association, as Trustee, related to the Registrant's 4.625% Notes due 2020 and 5.000% Notes due 2023	10-Q	000-23354	10/30/2014	4.01

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
4.06	Third Supplemental Indenture, dated as of September 11, 2015, among the Registrant, the Guarantor party thereto and U.S. Bank National Association, as Trustee, related to the Registrant’s 4.625% Notes due 2020 and 5.000% Notes due 2023	S-4	333-207067	9/22/2015	4.11
4.07	Indenture, dated as of June 8, 2015, by and between the Registrant, the Guarantors party thereto and U.S. Bank National Association, as Trustee	8-K	000-23354	6/8/2015	4.1
4.08	Form of 4.750% Note due 2025	8-K	000-23354	6/8/2015	4.1
4.09	First Supplemental Indenture, dated as of September 11, 2015, among the Registrant, the Guarantor party thereto and U.S. Bank National Association, as Trustee, related to the Registrant’s 4.750% Notes due 2025	S-4	333-207067	9/22/2015	4.04
4.10	Description of Registrant's Securities					X
10.01	Credit Agreement, dated as of June 30, 2017, among Flex Ltd. and certain of its subsidiaries, from time to time party thereto, as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and the other Lenders party thereto	8-K	000-23354	6/30/2017	10.01
10.02	Term Loan Agreement, dated as of November 30, 2016, among Flex Ltd., as borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, and the other Lenders party thereto	8-K	000-23354	12/1/2016	10.01
10.03	Amendment No. 1, dated as of July 25, 2017, to Term Loan Agreement, dated as of November 30, 2016, among Flex Ltd., as borrower, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Administrative Agent, and the other Lenders party thereto	10-Q	000-23354	10/30/2017	10.01
10.04	Form of Indemnification Agreement between the Registrant and its Directors and certain officers†	10-K	000-23354	5/20/2009	10.01
10.05	Form of Indemnification Agreement between Flextronics Corporation and Directors and certain officers of the Registrant†	10-K	000-23354	5/20/2009	10.02
10.06	Flex Ltd. 2010 Equity Incentive Plan†	8-K	000-23354	7/28/2010	10.01
10.07	Form of Share Option Award Agreement under 2010 Equity Incentive Plan†	10-Q	000-23354	8/5/2010	10.02
10.08	Flex Ltd. 2017 Equity Incentive Plan†	DEF 14A	000-23354	7/5/2017	Annex A
10.09	Form of Restricted Share Unit Award Agreement under the 2017 Equity Incentive Plan for time-based vesting awards†	10-Q	000-23354	10/30/2017	10.05
10.10	Form of Restricted Share Unit Award Agreement under the 2017 Equity Incentive Plan for performance-based vesting awards†	10-Q	000-23354	10/30/2017	10.06

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.11	Flextronics International USA, Inc. Third Amended and Restated 2005 Senior Management Deferred Compensation Plan†	10-Q	000-23354	2/6/2009	10.02
10.12	Flextronics International USA, Inc. Third Amended and Restated Senior Executive Deferred Compensation Plan†	10-Q	000-23354	2/6/2009	10.01
10.13	Summary of Directors' Compensation†	10-Q	000.23354	10/30/2017	10.02
10.14	Executive Incentive Compensation Recoupment Policy†	10-Q	000-23354	8/5/2010	10.06
10.15	2010 Flextronics International USA, Inc. Deferred Compensation Plan†	10-Q	000-23354	11/3/2010	10.04
10.16	Form of Award Agreement under 2010 Deferred Compensation Plan†	10-Q	000-23354	7/30/2012	10.01
10.17	Summary of Compensation Arrangements of Certain Executive Officers of Flex Ltd.†					X
10.18	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for time-based vesting awards†	10-Q	000-23354	11/1/2013	10.02
10.19	Form of 2010 Deferred Compensation Plan Award Agreement (performance targets, cliff vesting)†	10-Q	000-23354	8/2/2013	10.02
10.20	Form of 2010 Deferred Compensation Plan Award Agreement (non-performance, periodic vesting, continuing Participant)†	10-Q	000-23354	8/2/2013	10.03
10.21	Award Agreement under the 2010 Deferred Compensation Plan†	10-Q	000-23354	7/28/2014	10.01
10.22	Form of Restricted Share Unit Award Agreement under the 2017 Equity Incentive Plan for retention performance-based vesting awards†	10-Q	000-23354	2/6/2019	10.01
10.23	Form of Restricted Share Unit Award Agreement under the 2017 Equity Incentive Plan for retention service-based vesting awards†					X
10.24	Description of Annual Incentive Bonus Plan for Fiscal 2019†	10-Q	000-23354	8/2/2018	10.01
10.25	NEXTracker Inc. 2014 Equity Incentive Plan†	S-8	333-207325	10/7/2015	99.01
10.26	BrightBox Technologies, Inc. 2013 Stock Incentive Plan†	S-8	333-212267	6/27/2016	99.01
10.27	Flex Ltd. Executive Severance Plan†					X
10.28	Separation and Release of Claims dated December 24, 2018 between Flex Ltd. and Michael M. McNamara†	10-Q	000-23354	2/6/2019	10.02
10.29	Revathi Advaithi Offer Letter, dated February 7, 2019					X
21.01	Subsidiaries of Registrant					X
23.01	Consent of Deloitte & Touche LLP					X
24.01	Power of Attorney (included on the signature page to this Form 10-K)					X
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350*					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Scheme Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Flex Ltd.
By:	/s/ REVATHI ADVAITHI
Revathi Advaithi Chief Executive Officer

Date: May 20, 2019
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Revathi Advaithi and Christopher E. Collier and each one of them, her or his attorneys-in-fact, each with the power of substitution, for her or him in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or her or his substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ REVATHI ADVAITHI	Chief Executive Officer and Director (Principal Executive Officer)	May 20, 2019
Revathi Advaithi

/s/ CHRISTOPHER E. COLLIER	Chief Financial Officer (Principal Financial Officer)	May 20, 2019
Christopher E. Collier

/s/ DAVID P. BENNETT	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	May 20, 2019
David P. Bennett

/s/ MICHAEL D. CAPELLAS	Chairman of the Board	May 20, 2019
Michael D. Capellas

/s/ JILL A. GREENTHAL	Director	May 20, 2019
Jill A. Greenthal

/s/ JENNIFER LI	Director	May 20, 2019
Jennifer Li

/s/ MARC A. ONETTO	Director	May 20, 2019
Marc A. Onetto

/s/ WILLY C. SHIH, PH.D.	Director	May 20, 2019
Willy C. Shih, Ph.D.

/s/ CHARLES K. STEVENS, III	Director	May 20, 2019
Charles K. Stevens, III

/s/ LAY KOON TAN	Director	May 20, 2019
Lay Koon Tan

/s/ WILLIAM D. WATKINS	Director	May 20, 2019
William D. Watkins

/s/ LAWRENCE A. ZIMMERMAN	Director	May 20, 2019
Lawrence A. Zimmerman