Form 10-Q
period 2019-06-28
FLEX LTD.
filed 2019-07-26
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2019

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

The number of shares of the registrant’s ordinary shares outstanding as of July 22, 2019 was 514,727,523.

FLEX LTD.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flex Ltd.
Singapore

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Flex Ltd. and subsidiaries (the “Company”) as of June 28, 2019, the related condensed consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the three-month periods ended June 28, 2019 and June 29, 2018, and the related notes. Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Flex Ltd. and subsidiaries as of March 31, 2019 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 20, 2019, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding changes in accounting principles. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2019 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
July 26, 2019

FLEX LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 28, 2019	As of March 31, 2019
	(In thousands, except share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,920,451	$1,696,625
Accounts receivable, net of allowance for doubtful accounts of $88,628 and $91,396 as of June 28, 2019 and March 31, 2019, respectively	2,570,239	2,612,961
Contract assets	240,559	216,202
Inventories	3,745,700	3,722,854
Other current assets	909,564	854,790
Total current assets	9,386,513	9,103,432
Property and equipment, net	2,309,873	2,336,213
Operating lease right-of-use assets, net	656,267	—
Goodwill	1,077,231	1,073,055
Other intangible assets, net	314,716	330,995
Other assets	684,498	655,672
Total assets	$14,429,098	$13,499,367

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$275,937	$632,611
Accounts payable	5,193,043	5,147,236
Accrued payroll	377,412	391,591
Other current liabilities	1,591,123	1,426,075
Total current liabilities	7,437,515	7,597,513
Long-term debt, net of current portion	2,961,794	2,421,904
Operating lease liabilities, non-current	555,074	—
Other liabilities	472,900	507,590
Shareholders’ equity
Ordinary shares, no par value; 564,278,524 and 566,787,620 issued, and 514,039,169 and 516,548,265 outstanding as of June 28, 2019 and March 31, 2019, respectively	6,487,381	6,523,750
Treasury stock, at cost; 50,239,355 shares as of June 28, 2019 and March 31, 2019	(388,215)	(388,215)
Accumulated deficit	(2,945,117)	(3,012,012)
Accumulated other comprehensive loss	(152,234)	(151,163)
Total shareholders’ equity	3,001,815	2,972,360
Total liabilities and shareholders’ equity	$14,429,098	$13,499,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended
	June 28, 2019	June 29, 2018
	(In thousands, except per share amounts) (Unaudited)
Net sales	$6,175,939	$6,398,956
Cost of sales	5,775,775	6,021,102
Restructuring charges	47,405	—
Gross profit	352,759	377,854
Selling, general and administrative expenses	209,624	262,882
Intangible amortization	17,082	18,517
Restructuring charges	8,787	—
Interest and other, net	51,694	41,742
Other charges (income), net	1,463	(86,924)
Income before income taxes	64,109	141,637
Provision for income taxes	19,237	25,602
Net income	$44,872	$116,035

Earnings per share:
Basic	$0.09	$0.22
Diluted	$0.09	$0.22
Weighted-average shares used in computing per share amounts:
Basic	514,238	529,380
Diluted	517,550	535,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended
	June 28, 2019	June 29, 2018
	(In thousands) (Unaudited)
Net income	$44,872	$116,035
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	4,404	(44,086)
Unrealized loss on derivative instruments and other, net of zero tax	(5,475)	(40,903)
Comprehensive income	$43,801	$31,046

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
	(In thousands) Unaudited
BALANCE AT MARCH 31, 2019	516,548	$6,135,535	$(3,012,012)	$(41,556)	$(109,607)	$(151,163)	$2,972,360
Repurchase of Flex Ltd. ordinary shares at cost	(5,025)	(51,999)	—	—	—	—	(51,999)
Exercise of stock options	117	403	—	—	—	—	403
Issuance of Flex Ltd. vested shares under restricted share unit awards	2,399	—	—	—	—	—	—
Net income	—	—	44,872	—	—	—	44,872
Stock-based compensation, net of tax	—	15,227	—	—	—	—	15,227
Cumulative effect on opening equity of adopting accounting standards	—	—	22,023	—	—	—	22,023
Total other comprehensive income (loss)	—	—	—	(5,475)	4,404	(1,071)	(1,071)
BALANCE AT JUNE 28, 2019	514,039	$6,099,166	$(2,945,117)	$(47,031)	$(105,203)	$(152,234)	$3,001,815

	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
	(In thousands) Unaudited
BALANCE AT MARCH 31, 2018	528,078	$6,248,532	$(3,144,114)	$(35,746)	$(50,099)	$(85,845)	$3,018,573
Repurchase of Flex Ltd. ordinary shares at cost	—	—	—	—	—	—	—
Exercise of stock options	44	45	—	—	—	—	45
Issuance of Flex Ltd. vested shares under restricted share unit awards	4,614	—	—	—	—	—	—
Net income	—	—	116,035	—	—	—	116,035
Stock-based compensation, net of tax	—	20,952	—	—	—	—	20,952
Cumulative effect on opening equity of adopting accounting standards	—	—	38,703	—	—	—	38,703
Total other comprehensive income (loss)	—	—	—	(40,903)	(44,086)	(84,989)	(84,989)
BALANCE AT JUNE 29, 2018	532,736	$6,269,529	$(2,989,376)	$(76,649)	$(94,185)	$(170,834)	$3,109,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Periods Ended
	June 28, 2019	June 29, 2018
	(In thousands) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,872	$116,035
Depreciation, amortization and other impairment charges	190,163	121,763
Gain from deconsolidation of Bright Machines	—	(91,025)
Changes in working capital and other	(891,901)	(1,090,038)
Net cash used in operating activities	(656,866)	(943,265)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(162,115)	(172,247)
Proceeds from the disposition of property and equipment	38,901	2,336
Cash collections of deferred purchase price	899,260	928,223
Other investing activities, net	(920)	(15,218)
Net cash provided by investing activities	775,126	743,094
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	771,533	150,313
Repayments of bank borrowings and long-term debt	(601,240)	(150,344)
Payments for repurchases of ordinary shares	(51,999)	—
Net proceeds from issuance of ordinary shares	403	45
Other financing activities, net	(12,382)	—
Net cash provided by financing activities	106,315	14
Effect of exchange rates on cash and cash equivalents	(749)	(17,628)
Net increase (decrease) in cash and cash equivalents	223,826	(217,785)
Cash and cash equivalents, beginning of period	1,696,625	1,472,424
Cash and cash equivalents, end of period	$1,920,451	$1,254,639

Non-cash investing activities:
Unpaid purchases of property and equipment	$78,663	$148,535
Non-cash investment in Bright Machines	$—	$132,052

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
Basis of Presentation
 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2019 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended June 28, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020.
The first quarters for fiscal years 2020 and 2019 ended on June 28, 2019, which is comprised of 89 days in the period, and June 29, 2018, which is comprised of 90 days in the period, respectively.
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
As previously disclosed, the Company has made certain immaterial corrections to net sales previously reported for the first quarter of fiscal year 2019 primarily to reflect revenue from certain contracts with customers on a net basis. As a result, net sales and cost of sales in the accompanying Condensed Consolidated Statement of Operations for the three-month period ended June 29, 2018 are $25 million lower than previously reported for the first quarter of fiscal year 2019. These corrections had no impact on gross profit, segment income or net income for the period presented. Amounts presented for the first quarter of fiscal year 2019 related to the disaggregation of revenue in the CTG segment in Note 4, and CTG segment net sales and total net sales in Note 16, have also been restated accordingly. The Company evaluated these corrections, considering both qualitative and quantitative factors, and concluded they are immaterial to the previously issued financial statements.
Recently Adopted Accounting Pronouncement
In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases, and subsequent updates (collectively, referred to as Accounting Standard Codification 842 or “ASC 842”). ASC 842 requires a lessee to recognize a right of use (“ROU”) asset and lease liability. Leases will be classified as finance or operating, with classification affecting the recognition of expense and presentation in the income statement.
The Company adopted ASC 842 on April 1, 2019 using the modified retrospective method on the effective date. As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required lease disclosures for periods before our adoption date. The Company has elected to adopt the package of transition practical expedients and, therefore, has not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized. In addition, the Company has elected the short term lease recognition and measurement exemption for all classes of assets, which allows the Company to not recognize ROU assets and lease liabilities for leases with a lease term of 12 months or less and with no purchase option the Company is reasonably certain of exercising. The Company has also elected the practical expedient to account for the lease and nonlease components as a single lease component, for all classes of underlying assets. Therefore, the lease payments used to measure the lease liability include all of the fixed considerations in the contract. Lease payments included in the measurement of the lease liability comprise the following: fixed payments (including in-substance fixed payments), and variable payments that depend on an index or rate (initially measured using the index or rate at the lease commencement date).As the Company cannot determine the interest rate implicit in the lease for its leases, as such the Company uses its estimate of the incremental borrowing rate as of the commencement date in determining the present value of lease payments. The Company’s estimated incremental borrowing rate is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The lease term for all of the Company’s leases includes the noncancellable period of the lease plus any additional periods covered by either an option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.
The adoption of ASC 842 had a material impact to the Company’s consolidated balance sheet, but did not materially impact the consolidated statement of income or consolidated statement of cash flows. The most significant changes to the consolidated balance sheet relate to the recognition of new ROU assets and lease liabilities for operating leases. The Company’s accounting for finance leases remains substantially unchanged and the balances are not material for any periods presented.
As a result of adopting ASC 842 as of April 1, 2019, the Company recognized additional operating liabilities of $705 million with a corresponding ROU asset of $669 million and a deferred gain of $22 million for sale leaseback transactions to prior year retained earnings.
In October 2018, the FASB issued ASU 2018-16 “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes” to expand the lists of eligible benchmark interest rates to include OIS based on SOFR to facilitate the marketplace transition from LIBOR. The Company adopted the guidance during the first quarter of fiscal year 2020 with an immaterial impact on the Company's financial position, results of operations and cash flows.
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”, which amends ASC 820 to add, remove, and modify fair value measurement disclosure requirements. The Company adopted the guidance during the first quarter of fiscal year 2020 with an immaterial impact on the Company's financial position, results of operations and cash flows.
In June 2018, the FASB issued ASU 2018-07 "Compensation - Stock Compensation (Topic 718): Improvement to Nonemployee Share-Based Payment Accounting" with the objective of simplifying several aspects of the accounting for nonemployee share-based payment transactions in current GAAP. The Company adopted this guidance during the first quarter of fiscal year 2020 with an immaterial impact on its consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12 "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" with the objective of improving the financial reporting of hedging relationships and simplifying the application of the hedge accounting guidance in current GAAP. The Company adopted this guidance during the first quarter of fiscal year 2020 with an immaterial impact on its consolidated financial statements.
Recently Issued Accounting Pronouncements
In November 2018, the FASB issued ASU 2018-19 “Codification Improvements to Topic 326: Financial Instruments - Credit Losses” to introduce an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. That methodology replaces the probable, incurred loss model for those assets. The guidance is effective for the Company beginning in the first quarter of fiscal year 2021 with early adoption permitted. The Company is currently assessing and expects the new guidance will have an immaterial impact on its consolidated financial statements, and it intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2021.
In October 2018, the FASB issued ASU 2018-17 “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” to provide a new private company variable interest entity exemption and change how decision makers apply the variable interest criteria. The guidance is effective for the Company beginning in the first quarter of fiscal year 2021 with early adoption permitted. The Company expects the new guidance will have an immaterial impact on its consolidated financial statements, and it intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2021.
In August 2018, the FASB issued ASU 2018-15 "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” to provide guidance on a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor, i.e., a service contract. Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, as well as requires additional quantitative and qualitative disclosures. The guidance is effective for the Company beginning in the first quarter of fiscal year 2021 with early adoption permitted. The Company expects to early adopt the guidance, during fiscal year 2020, and does not expect a material impact to its condensed consolidated financial statements.
2.  BALANCE SHEET ITEMS

Inventories

The components of inventories, net of applicable lower of cost and net realizable value write-downs, were as follows:

	As of June 28, 2019	As of March 31, 2019
	(In thousands)
Raw materials	$2,897,291	$2,922,101
Work-in-progress	383,473	366,135
Finished goods	464,936	434,618
	$3,745,700	$3,722,854

Goodwill and Other Intangible Assets

The following table summarizes the activity in the Company’s goodwill account for each of its four reporting units (which align to the Company's reportable segments) during the three-month period ended June 28, 2019:

	HRS	IEI	CEC	CTG	Total
	(In thousands)
Balance, beginning of the year	$507,209	$333,257	$129,325	$103,264	$1,073,055
Divestitures	(1,102)	—	—	—	(1,102)
Foreign currency translation adjustments	5,278	—	—	—	5,278
Balance, end of the period	$511,385	$333,257	$129,325	$103,264	$1,077,231

The components of acquired intangible assets are as follows:

	As of June 28, 2019			As of March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets:
Customer-related intangibles	$297,389	$(122,884)	$174,505	$297,306	$(113,627)	$183,679
Licenses and other intangibles	266,493	(126,282)	140,211	274,604	(127,288)	147,316
Total	$563,882	$(249,166)	$314,716	$571,910	$(240,915)	$330,995

The gross carrying amounts of intangible assets are removed when fully amortized. The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2020 (1)	$47,807
2021	60,793
2022	52,261
2023	44,529
2024	42,964
Thereafter	66,362
Total amortization expense	$314,716
____________________________________________________________

(1)	Represents estimated amortization for the remaining nine-month period ending March 31, 2020.
 Other Current Assets
Other current assets include approximately $335.1 million and $292.5 million as of June 28, 2019 and March 31, 2019, respectively, for the deferred purchase price receivable from the Company's Asset-Backed Securitization programs. See note 12 for additional information.
Other Current Liabilities
Other current liabilities include customer working capital advances of $264.5 million and $266.3 million, customer-related accruals of $253.4 million and $260.1 million, and deferred revenue of $329.8 million and $271.8 million, as of June 28, 2019 and March 31, 2019, respectively. The customer working capital advances are not interest-bearing, do not have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production. Following the adoption of ASC 842, current operating lease liabilities were $135.2 million as of June 28, 2019.

3.  LEASES
The Company has several commitments under operating leases for warehouses, buildings, and equipment. The Company also has a minimal number of finance leases with an immaterial impact on its condensed financial statements. Leases have initial lease terms ranging from 1 year to 23 years.
The components of lease cost for the quarter ended June 28, 2019 were (in thousands):

Lease cost	Three-Month Period Ended
June 28, 2019
Operating lease cost	$45,704
Total lease cost	$45,704

Amounts reported in the Consolidated Balance Sheet as of the quarter ended June 28, 2019 were (in thousands, except weighted average lease term and discount rate):

As of June 28, 2019
Operating Leases:
Operating lease right of use assets	$656,267
Operating lease liabilities	(690,241)

Weighted-average remaining lease term (In years)
Operating leases	7

Weighted-average discount rate
Operating leases	4.0%

Other information related to leases as of the quarter ended June 28, 2019 was (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$43,040

Future lease payments under non-cancellable leases as of June 28, 2019 are as follows (in thousands):

Fiscal Year Ended March 31,	Operating Leases
2020 (1)	$124,615
2021	130,200
2022	109,199
2023	92,762
2024	78,452
Thereafter	262,057
Total undiscounted lease payments	797,285
Less: imputed interest	107,044
Total lease liabilities	$690,241

(1)	Represents estimated lease payments for the remaining nine-month period ending March 31, 2020.
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 and under the previous lease accounting standard ASC 840, the aggregate future non-cancellable minimum rental payments on our operating lease, as of March 31, 2019, are as follows:

Fiscal Year Ending March 31,	Operating Leases
(In thousands)
2020	$155,391
2021	113,245
2022	93,777
2023	81,335
2024	67,341
Thereafter	171,828
Total minimum lease payments	$682,917

4.  REVENUE

Revenue Recognition
The Company provides a comprehensive suite of services for its customers that range from advanced product design to manufacturing and logistics to after-sales services. The first step in its process for revenue recognition is to identify a contract with a customer. A contract is defined as an agreement between two parties that creates enforceable rights and obligations and can be written, verbal, or implied. The Company generally enters into master supply agreements (“MSA”) with its customers that provide the framework under which business will be conducted. This includes matters such as warranty, indemnification, transfer of title and risk of loss, liability for excess and obsolete inventory, pricing formulas, payment terms, etc., and the level of business under those agreements may not be guaranteed. In those instances, the Company bids on a program-by-program basis and typically receives customer purchase orders for specific quantities and timing of products. As a result, the Company considers its contract with a customer to be the combination of the MSA and the purchase order, or any other similar documents such as a statement of work, product addenda, emails or other communications that embody the commitment by the customer.
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
A contract liability is recognized when the Company receives payments in advance of the satisfaction of performance and is included in other current liabilities on the condensed consolidated balance sheets. Contract liabilities were $329.8 million and $271.8 million as of June 28, 2019 and March 31, 2019, respectively.
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated based on timing of transfer - point in time and over time - for the three-month periods ended June 28, 2019 and June 29, 2018 (in thousands), respectively.

	Three-Month Period Ended June 28, 2019
	HRS	IEI	CEC	CTG	Total
Timing of Transfer
Point in time	$923,727	$1,115,059	$1,359,365	$1,024,626	$4,422,777
Over time	254,316	521,855	499,484	477,507	1,753,162
Total segment	$1,178,043	$1,636,914	$1,858,849	$1,502,133	$6,175,939

	Three-Month Period Ended June 29, 2018
	HRS	IEI	CEC	CTG	Total
Timing of Transfer
Point in time	$1,005,180	$1,063,898	$1,493,507	$1,298,137	$4,860,722
Over time	210,245	382,413	460,779	484,797	1,538,234
Total segment	$1,215,425	$1,446,311	$1,954,286	$1,782,934	$6,398,956

5.  SHARE-BASED COMPENSATION
The Company's primary plan used for granting equity compensation awards is the 2017 Equity Incentive Plan (the "2017 Plan").
The following table summarizes the Company’s share-based compensation expense:

	Three-Month Periods Ended
	June 28, 2019	June 29, 2018
	(In thousands)
Cost of sales	$2,940	$5,404
Selling, general and administrative expenses	12,287	15,549
Total share-based compensation expense	$15,227	$20,953

Total unrecognized compensation expense related to share options under all plans was $1.5 million and will be recognized over a weighted-average remaining vesting period of 1.7 years. As of June 28, 2019, the number of options outstanding and exercisable under all plans was 0.7 million and 0.5 million, respectively, at a weighted-average exercise price of $4.38 per share and $5.36 per share, respectively.
During the three-month period ended June 28, 2019, the Company granted 7.8 million unvested restricted share unit ("RSU") awards. Of this amount, approximately 6.1 million are plain-vanilla unvested RSU awards that vest over four years, with no performance or market conditions, and with an average grant date price of $9.16 per award. Further, approximately 1.7 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions. The expense for these awards contingent on certain market conditions is immaterial for the three-month period ended June 28, 2019 as the awards were granted close to the quarter end. The number of shares contingent on market conditions that ultimately will vest will range from zero up to a maximum of 3.4 million based on a measurement of the percentile rank of the Company’s total shareholder return over a certain specified period against the Standard and Poor’s (“S&P”) 500 Composite Index, and will cliff vest after a period of three years, to the extent such market conditions have been met.
As of June 28, 2019, approximately 18.9 million unvested RSU awards under all plans were outstanding, of which vesting for a targeted amount of 3.5 million awards is contingent primarily on meeting certain market conditions. The number of shares that will ultimately be issued can range from zero to 7.0 million based on the achievement levels of the respective conditions. During the three-month period ended June 28, 2019, no shares vested in connection with the awards with market conditions granted in fiscal year 2017.
As of June 28, 2019, total unrecognized compensation expense related to unvested RSU awards under all plans was approximately $181.3 million, and will be recognized over a weighted-average remaining vesting period of 2.8 years.
6.  EARNINGS PER SHARE
The following table reflects basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share attributable to the shareholders of Flex Ltd.:

	Three-Month Periods Ended
	June 28, 2019	June 29, 2018
	(In thousands, except per share amounts)
Basic earnings per share:
Net income	$44,872	$116,035
Shares used in computation:
Weighted-average ordinary shares outstanding	514,238	529,380
Basic earnings per share	$0.09	$0.22

Diluted earnings per share:
Net income	$44,872	$116,035
Shares used in computation:
Weighted-average ordinary shares outstanding	514,238	529,380
Weighted-average ordinary share equivalents from stock options and restricted share unit awards (1) (2)	3,312	6,074
Weighted-average ordinary shares and ordinary share equivalents outstanding	517,550	535,454
Diluted earnings per share	$0.09	$0.22
____________________________________________________________

(1)
An immaterial number of options to purchase ordinary shares were excluded from the computation of diluted earnings per share during the three-month periods ended June 28, 2019 and June 29, 2018, respectively, due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

(2)
Restricted share unit awards of 6.1 million and 3.3 million for the three-month periods ended June 28, 2019 and June 29, 2018, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

7.  BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt as of June 28, 2019 are as follows:

	As of June 28, 2019	As of March 31, 2019
	(In thousands)
4.625% Notes due February 2020	$250,008	$500,000
Term Loan due November 2021	421,563	671,563
Term Loan, including current portion, due in installments through June 2022	452,250	458,531
5.000% Notes due February 2023	500,000	500,000
Term Loan due April 2024 - three-month Yen LIBOR plus 0.50%	311,455	—
4.75% Notes due June 2025	596,925	596,815
4.875% Notes due June 2029	448,232	—
India Facilities (1)	102,108	170,206
Other	169,385	168,039
Debt issuance costs	(14,195)	(10,639)
	3,237,731	3,054,515
Current portion, net of debt issuance costs	(275,937)	(632,611)
Non-current portion	$2,961,794	$2,421,904

(1)
The balance as of June 28, 2019 reflects the outstanding drawdown from the $200 million term loan facility entered in July 2018. There was no outstanding balance as of June 28, 2019 related to the short-term bank borrowings facility entered in February 2019.

The weighted-average interest rate for the Company's long-term debt was 4.2% as of June 28, 2019 and March 31, 2019.
During the first quarter of fiscal year 2020, and as further discussed below, the Company entered into a JPY33.525 billion term loan agreement due April 2024, in addition to issuing $450 million of 4.875% Notes due June 15, 2029. Part of the proceeds obtained were used to repay $250 million of the Company's existing 4.625% Notes due February 2020, and $250 million of the Term Loan due November 2021. As both transactions were determined to fall under extinguishment accounting, the Company recognized an immaterial loss on extinguishment during the three-month period ended June 28, 2019, which was recorded in interest and other, net on the condensed consolidated statements of operations during the period.
Scheduled repayments of the Company's long-term debt as of June 28, 2019 are as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2020 (1)	$269,918
2021	100,761
2022	603,979
2023	857,571
2024	60,438
Thereafter	1,359,259
Total	$3,251,926

(1)	Represents estimated repayments for the remaining nine-month period ending March 31, 2020.

Term Loan due April 2024
In April 2019, the Company entered into a JPY 33.525 billion term loan agreement due April 2024, at three-month Yen LIBOR plus 0.50%, which was then swapped to U.S. dollars. The term loan, which is due at maturity and subject to quarterly interest payments, is used to fund general operations and refinance certain other outstanding debts. As the term loan is denominated in Japanese Yen, the debt balance is remeasured to USD at end of each reporting period. Foreign currency contracts have been entered into with respect to this Japanese yen denominated term loan. Refer to note 10 for additional details.
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
Notes due June 2029
In June 2019, the Company issued $450 million of 4.875% Notes due June 15, 2029 (the “2029 Notes”), at 99.607% of face value. The Company received proceeds of approximately $448.2 million, net of discount, from the issuance which was used, together with available cash, to refinance certain other outstanding debt. The Company incurred and capitalized as a direct reduction to the carrying amount of the notes presented on the balance sheet approximately $4.3 million of costs in conjunction with the issuance of the 2029 Notes.
Interest on the 2029 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2019. The 2029 Notes are senior unsecured obligations of the Company and rank equally with all of the Company’s other existing and future senior and unsecured indebtedness.
The Indenture governing the 2029 Notes contains covenants that, among other things, restrict the ability of the Company and certain of the Company's subsidiaries to create liens; enter into sale-leaseback transactions; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's assets to, another person, or permit any other person to consolidate, merge, combine or amalgamate with or into the Company. These covenants are subject to a number of significant limitations and exceptions set forth in the indenture. The indenture also provides for customary events of default, including, but not limited to, cross defaults to certain specified other debt of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding 2029 Notes will become due and payable immediately without further action or notice. If any other event of default under the indenture occurs or is continuing, the trustee or holders of at least 25% in aggregate principal amount of the then outstanding 2029 Notes may declare all of the 2029 Notes to be due and payable immediately, but upon certain conditions such declaration and its consequences may be rescinded and annulled by the holders of a majority in principal amount of the 2029 Notes. As of June 28, 2019, the Company was in compliance with the covenants in the indenture governing the 2029 Notes.
8.  INTEREST AND OTHER, NET
Interest and other, net for the three-month periods ended June 28, 2019 and June 29, 2018 are primarily composed of the following:

	Three-Month Periods Ended
	June 28, 2019	June 29, 2018
	(In thousands)
Interest expenses on debt obligations (1)	$40,428	$33,517
ABS and AR sales programs related expenses	12,981	9,480
Interest income	(4,592)	(5,121)
Gain (Loss) on foreign exchange transactions	(886)	2,057

(1)
Interest expenses on debt obligations for the three-month period ended June 28, 2019 includes debt extinguishment cost of $4.1 million related to the partial repayments of the Notes due February 2020 and Term Loan due November 2021.

9.  OTHER CHARGES (INCOME), NET
During the three-month period ended June 29, 2018, the Company recognized other income of $86.9 million, primarily driven by a $91.8 million gain on the deconsolidation of Bright Machines.
10.  FINANCIAL INSTRUMENTS

Foreign Currency Contracts
The Company enters into short-term and long-term foreign currency derivatives contracts, including forward, swap, and options contracts to hedge only those currency exposures associated with certain assets and liabilities, primarily accounts receivable and accounts payable, and cash flows denominated in non-functional currencies. Gains and losses on the Company's derivative contracts are designed to offset losses and gains on the assets, liabilities and transactions hedged, and accordingly, generally do not subject the Company to risk of significant accounting losses. The Company hedges committed exposures and does not engage in speculative transactions. The credit risk of these derivative contracts is minimized since the contracts are with large financial institutions and accordingly, fair value adjustments related to the credit risk of the counterparty financial institution were not material.
As of June 28, 2019, the aggregate notional amount of the Company’s outstanding foreign currency derivative contracts was $8.1 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	1,741,500	—	$252,923	$—
EUR	45,320	—	51,279	—
HUF	34,791,000	—	122,360	—
ILS	191,000	—	53,226	—
JPY	33,525,000	—	300,000	—
MXN	4,564,000	—	238,323	—
MYR	265,000	43,000	63,940	10,375
PLN	162,000	—	43,262	—
RON	247,000	—	59,518	—
Other	N/A	N/A	42,325	3,640
			1,227,156	14,015
Other Foreign Currency Contracts
BRL	—	721,000	—	187,448
CAD	76,286	53,135	58,052	40,435
CNY	3,294,464	553,285	477,927	80,355
EUR	1,793,083	2,068,220	2,038,027	2,348,603
GBP	38,873	51,524	49,287	65,328
HUF	59,355,877	56,809,178	208,756	199,799
ILS	162,500	25,400	45,284	7,078
INR	8,058,300	7,262,247	116,523	104,995
JPY	3,006,895	4,989,750	27,880	46,307
MXN	3,059,758	2,119,949	159,774	110,699
MYR	724,260	386,510	174,752	93,259
SEK	399,558	457,749	42,538	49,440
SGD	57,378	34,869	42,402	25,768
Other	N/A	N/A	59,544	41,126
			3,500,746	3,400,640

Total Notional Contract Value in USD			$4,727,902	$3,414,655

As of June 28, 2019, the fair value of the Company’s short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the condensed consolidated statements of operations. As of June 28, 2019, and March 31, 2019, the Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. Deferred gains were immaterial as of June 28, 2019, and are expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations primarily over the next twelve-month period, except for the USD JPY cross currency swap, which is further discussed below.
The Company entered into a USD JPY cross currency swap to hedge the foreign currency risk on the JPY term loan due April 2024, and the fair value of the cross currency swap was included in other assets as of June 28, 2019. The changes in fair value of  the USD JPY cross currency swap are reported in accumulated other comprehensive loss, with the impact of the excluded component reported in interest and other, net. In addition, a corresponding amount is reclassified out of accumulated other comprehensive loss to interest and other, net to offset the remeasurement of the underlying JPY loan principal which also impacts the same line.
The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	June 28, 2019	March 31, 2019	Balance Sheet Location	June 28, 2019	March 31, 2019
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$7,720	$10,503	Other current liabilities	$14,291	$10,282
Foreign currency contracts	Other assets	$18,454	$—	Other liabilities	$—	$—

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$20,883	$16,774	Other current liabilities	$20,405	$17,144

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
11.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	June 28, 2019			June 29, 2018
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(41,556)	$(109,607)	$(151,163)	$(35,746)	$(50,099)	$(85,845)
Other comprehensive gain (loss) before reclassifications	(6,068)	4,404	(1,664)	(41,659)	(44,086)	(85,745)
Net losses reclassified from accumulated other comprehensive loss	593	—	593	756	—	756
Net current-period other comprehensive gain (loss)	(5,475)	4,404	(1,071)	(40,903)	(44,086)	(84,989)
Ending balance	$(47,031)	$(105,203)	$(152,234)	$(76,649)	$(94,185)	$(170,834)

Substantially all unrealized losses relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three-month period ended June 28, 2019 were recognized as a component of cost of sales in the condensed consolidated statement of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges.
12.  TRADE RECEIVABLES SECURITIZATION
The Company sells trade receivables under two asset-backed securitization programs and an accounts receivable factoring program.
Asset-Backed Securitization Programs
The Company continuously sells designated pools of trade receivables under its Global Asset-Backed Securitization Agreement (the “Global Program”) and its North American Asset-Backed Securitization Agreement (the “North American Program,” collectively, the “ABS Programs”) to affiliated special purpose entities, each of which in turn sells 100% of the receivables to unaffiliated financial institutions. These programs allow the operating subsidiaries to receive a cash payment and a deferred purchase price receivable for sold receivables. The portion of the purchase price for the receivables which is not paid by the unaffiliated financial institutions in cash is a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables, which are included in other current assets as of June 28, 2019 and March 31, 2019, were carried at the expected recovery amount of the related receivables. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a loss on sale of the related receivables, and recorded in interest and other, net in the condensed consolidated statements of operations and were immaterial for all periods presented.
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
The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.1% to 0.5% of serviced receivables per annum. Servicing fees recognized during the three-month periods ended June 28, 2019 and June 29, 2018 were not material and are included in interest and other, net within the condensed consolidated statements of operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized.

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
As of June 28, 2019 and March 31, 2019, the accounts receivable balances that were sold under the ABS Programs were removed from the condensed consolidated balance sheets and the net cash proceeds received by the Company during the three-month periods ended June 28, 2019 and June 29, 2018 were included as cash provided by operating activities in the condensed consolidated statements of cash flows. The Company recognizes these proceeds net of the deferred purchase price, consisting of a receivable from the purchasers that entitles the Company to certain collections on the receivable. The Company recognizes the collection of the deferred purchase price in net cash provided by investing activities in the condensed consolidated statements of cash flows separately as cash collections of deferred purchase price. As disclosed in the Company’s prior year filings, during the first quarter of fiscal year 2019, the Company utilized a monthly approach to track cash flows on deferred purchase price. Commencing with the quarter ended September 28, 2018, the Company changed to a method based on daily activity for both the three-month and six-month periods ended September 28, 2018. As a result, the Company has retrospectively adjusted cash flows from operating and investing activities for the three-months ended June 29, 2018 from amounts previously reported. This resulted in an increase of approximately $271 million to cash provided by investing activities, and a corresponding decrease to cash flow from operating activities on the consolidated statement of cash flows for the three-months ended June 29, 2018.
As of June 28, 2019, approximately $1.1 billion of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds of approximately $0.8 billion and deferred purchase price receivables of $0.3 billion. As of March 31, 2019, approximately $1.2 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $0.9 billion and deferred purchase price receivables of $0.3 billion. The deferred purchase price balances as of June 28, 2019 and March 31, 2019, also represent the non-cash beneficial interest obtained in exchange for securitized receivables.
 For the three-month periods ended June 28, 2019 and June 29, 2018, cash flows from sales of receivables under the ABS Programs consisted of approximately $1.6 billion and $1.8 billion, respectively, for transfers of receivables, and approximately $0.9 billion, respectively, for collections on deferred purchase price receivables. The Company's cash flows from transfer of receivables consist primarily of proceeds from collections reinvested in revolving-period transfers. Cash flows from new transfers were not significant for all periods presented.
Trade Accounts Receivable Sale Programs
The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $0.5 billion as of June 28, 2019 and March 31, 2019, respectively. For the three-month periods ended June 28, 2019 and June 29, 2018, total accounts receivable sold to certain third party banking institutions was approximately $0.5 billion, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.
13.  FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES
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
The Company has deferred compensation plans for its officers and certain other employees. Amounts deferred under the plans are invested in hypothetical investments selected by the participant or the participant’s investment manager. The Company’s deferred compensation plan assets are included in other noncurrent assets on the condensed consolidated balance sheets and include investments in equity securities that are valued using active market prices. There were no investment balance classified as level 1 in the fair value hierarchy as of June 28, 2019.

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
The Company has accrued for contingent consideration in connection with its business acquisitions as applicable, which is measured at fair value based on certain internal models and unobservable inputs. There were no contingent consideration liabilities outstanding as of June 28, 2019.
There were no transfers between levels in the fair value hierarchy during the three-month periods ended June 28, 2019 and June 29, 2018.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 28, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$945,578	$—	$945,578
Foreign exchange contracts (Note 10)	—	47,057	—	47,057
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	82,430	—	82,430
Liabilities:				0.003
Foreign exchange contracts (Note 10)	$—	$(34,696)	$—	$(34,696)

	Fair Value Measurements as of March 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$473,888	$—	$473,888
Foreign exchange contracts (Note 10)	—	27,277	—	27,277
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	2,845	76,852	—	79,697
Liabilities:				0
Foreign exchange contracts (Note 10)	$—	$(27,426)	$—	$(27,426)

Other financial instruments
The following table presents the Company’s major debts not carried at fair value:

	As of June 28, 2019		As of March 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)
4.625% Notes due February 2020	$250,008	$252,819	$500,000	$499,950	Level 1
Term Loan due November 2021	421,563	424,725	671,563	670,724	Level 1
Term Loan, including current portion, due in installments through June 2022	452,250	454,511	458,531	457,958	Level 1
5.000% Notes due February 2023	500,000	526,881	500,000	499,950	Level 1
Term Loan due April 2024 - three-month Yen LIBOR plus 0.50%	311,455	311,455	—	—	Level 2
4.750% Notes due June 2025	596,925	619,267	596,815	599,940	Level 1
4.875% Notes due June 2029	448,232	455,449	—	—	Level 1
India Facilities	102,108	102,108	170,206	170,206	Level 2
Euro Term Loan due September 2020	52,972	52,972	52,746	52,746	Level 2
Euro Term Loan due January 2022	113,766	113,766	112,524	112,524	Level 2
Total	$3,249,279	$3,313,953	$3,062,385	$3,063,998

The Company values its Term Loan due April 2024, India Facilities, and Euro Term Loans due September 2020 and January 2022 based on the current market rate, and as of June 28, 2019, the carrying amounts approximate fair values.
The Term Loans due November 2021 and June 2022, and the Notes due February 2020, February 2023, June 2025 and June 2029 are valued based on broker trading prices in active markets.
14.  COMMITMENTS AND CONTINGENCIES

Litigation and other legal matters
In connection with the matters described below, the Company has accrued for loss contingencies where it believes that losses are probable and estimable. The amounts accrued are not material. Although it is reasonably possible that actual losses could be in excess of the Company’s accrual, the Company is unable to estimate a reasonably possible loss or range of loss in excess of its accrual, except as discussed below, due to various reasons, including, among others, that: (i) the proceedings are in early stages or no claims have been asserted, (ii) specific damages have not been sought in all of these matters, (iii) damages, if asserted, are considered unsupported and/or exaggerated, (iv) there is uncertainty as to the outcome of pending appeals, motions, or settlements, (v) there are significant factual issues to be resolved, and/or (vi) there are novel legal issues or unsettled legal theories presented. Any such excess loss could have a material adverse effect on the Company’s results of operations or cash flows for a particular period or on the Company’s financial condition.
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
From time to time, the Company enters into IP licenses (e.g., patent licenses and software licenses) with third parties which obligate the Company to report covered behavior to the licensor and pay license fees to the licensor for certain activities or products, or that enable the Company's use of third party technologies. The Company may also decline to enter into licenses for intellectual property that it does not think is useful for or used in its operations, or for which its customers or suppliers have licenses or have assumed responsibility. Given the diverse and varied nature of its business and the location of its business around the world, certain activities the Company performs, such as providing assembly services in China and India, may fall outside the scope of those licenses or may not be subject to the applicable intellectual property rights. The Company's licensors may disagree and claim royalties are owed for such activities. In addition, the basis (e.g., base price) for any royalty amounts owed are audited by licensors and may be challenged. Some of these disagreements may lead to claims and litigation that might not be resolved in the Company's favor. Additionally, litigation could be lengthy and costly and could materially harm the Company's financial condition regardless of the outcome. In March 2018, the Company received an inquiry from a licensor referencing its patent license agreement with the Company, and requesting information relating to royalties for products that the Company assembles for a customer in China. The Company and licensor have had subsequent discussions, during which the licensor claimed that the Company owes a material amount under the patent license agreement, which the Company disputes and would contest vigorously. While the Company cannot predict the outcome with respect to this claim or estimate an amount or reasonable range of loss, a material loss is reasonably possible.
On May 8, 2018, a putative class action was filed in the Northern District of California against the Company and certain officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, alleging misstatements and/or omissions in certain of the Company’s financial results, press releases and SEC filings made during the putative class period of January 26, 2017 through April 26, 2018. On October 1, 2018, the Court appointed lead plaintiff and lead plaintiff’s counsel in the case. On November 28, 2018, lead plaintiff filed an amended complaint alleging misstatements and/or omissions in certain of the Company’s SEC filings, press releases, earnings calls, and analyst and investor conferences and expanding the putative class period through October 25, 2018. On April 3, 2019, the Court vacated its prior order appointing lead plaintiff and lead plaintiff’s counsel and reopened the lead plaintiff appointment process. A hearing on the motions to serve as lead plaintiff is scheduled for September 26, 2019. A case management conference is scheduled for October 9, 2019. The Company believes that the claims are without merit and intends to vigorously defend this case.
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
One of the Company's Brazilian subsidiaries has received related assessments for certain sales and import taxes. There are six tax assessments totaling 360 million Brazilian reals (approximately USD $93.6 million based on the exchange rate as of June 28, 2019). The assessments are in various stages of the review process at the administrative level and no tax proceeding has been finalized yet. The Company believes there is no legal basis for these assessments and has meritorious defenses and will continue to vigorously oppose all of these assessments, as well as any future assessments. The Company does not expect final judicial determination on any of these claims for several years.
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
A foreign Tax Authority (“Tax Authority”) has assessed a cumulative total of approximately $94 million in taxes owed for multiple Flex legal entities within its jurisdiction for various fiscal years ranging from fiscal year 2010 through fiscal year 2018. The assessed amounts related to the denial of certain deductible intercompany payments. The Company disagrees with the Tax Authority’s assessments and is actively contesting the assessments through the administrative and judicial processes. As the final resolution of the assessment remains uncertain, the Company continues to provide for the uncertain tax positions based on the more likely than not standard. While the resolution of the issues may result in tax liabilities, interest and penalties, which may be significantly higher than the amounts accrued for these matters, management currently believes that the resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
15.  SHARE REPURCHASES
During the three-month period ended June 28, 2019, the Company repurchased 5.0 million shares at an aggregate purchase price of $52.0 million, and retired all of these shares.
Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $500 million in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Annual General Meeting held on August 16, 2018. As of June 28, 2019, shares in the aggregate amount of $272.5 million were available to be repurchased under the current plan.
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
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, customer related asset impairments charges, restructuring charges, the new revenue standard adoption impact, legal and other, interest and other, net and other charges (income), net.

Selected financial information by segment is in the table below.

	Three-Month Periods Ended
	June 28, 2019	June 29, 2018
	(In thousands)
Net sales:
High Reliability Solutions	$1,178,043	$1,215,425
Industrial & Emerging Industries	1,636,914	1,446,311
Communications & Enterprise Compute	1,858,849	1,954,286
Consumer Technologies Group	1,502,133	1,782,934
	$6,175,939	$6,398,956
Segment income and reconciliation of income before tax:
High Reliability Solutions	$87,232	$93,534
Industrial & Emerging Industries	95,457	51,361
Communications & Enterprise Compute	26,147	46,017
Consumer Technologies Group	30,116	26,557
Corporate and Other	(31,092)	(29,761)
Total segment income	207,860	187,708
Reconciling items:
Intangible amortization	17,082	18,517
Stock-based compensation	15,227	20,953
Customer related asset impairments (1)	483	17,364
Restructuring charges (Note 17)	56,192	8,817
New revenue standard adoption impact (Note 4)	—	9,291
Legal and other (2)	1,610	16,311
Interest and other, net	51,694	41,742
Other charges (income), net (Note 9)	1,463	(86,924)
Income (loss) before income taxes	$64,109	$141,637

(1)
Customer related asset impairments for the three-month period ended June 29, 2018 primarily relate to additional provision for doubtful accounts receivable, and excess and obsolete inventory for certain customers experiencing significant financial difficulties and/or the Company is disengaging from.

(2)
Legal and other during the three-month period ended June 29, 2018 primarily consists of costs incurred relating to the independent investigation undertaken by the Audit Committee of the Company’s Board of Directors which was completed in June 2018 and certain charges not directly related to ongoing or core business.

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
17.  RESTRUCTURING CHARGES
During fiscal year 2019, the Company took focused actions to optimize its portfolio, most notably within CTG. During the first quarter of fiscal year 2020, as a result of recent geopolitical developments and uncertainties, primarily impacting one customer in China, the Company has seen a reduction in demand for products assembled for that customer. Due to these circumstances, the Company has decided to accelerate its strategic decision to reduce its exposure to certain high-volatility products in both China and India. The Company also initiated targeted activities to restructure its business to further reduce and streamline its cost structure. The Company recognized $56.2 million of charges during the first quarter of fiscal year 2020, comprised of approximately $30.8 million of cash charges predominantly for employee severance, and $25.4 million of non-cash charges related to impairment of equipment and inventory. The Company expects to complete these activities during fiscal year 2020.
There were no material restructuring charges incurred during the three-month period ended June 29, 2018.
The following table summarizes the provisions, respective payments, and remaining accrued balance as of June 28, 2019 for charges incurred during the three-month period ended June 28, 2019:

	Severance	Long-Lived Asset Impairment	Other Exit Costs	Total
	(In thousands)
Balance as of March 31, 2019	$23,234	$—	$9,200	$32,434
Provision for charges incurred during the three-month period ended June 28, 2019	21,018	17,820	17,354	56,192
Cash payments for charges incurred in the fiscal year 2019 and prior	(7,408)	—	(1,650)	(9,058)
Cash payments for charges incurred during the three-month period ended June 28, 2019	(2,755)	—	—	(2,755)
Non-cash charges incurred during the three-month period ended June 28, 2019	—	(17,820)	(7,794)	(25,614)
Balance as of June 28, 2019	34,089	—	17,110	51,199
Less: Current portion (classified as other current liabilities)	34,089	—	17,110	51,199
Accrued restructuring costs, net of current portion (classified as other liabilities)	$—	$—	$—	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise specifically stated, references in this report to “Flex,” “the Company,” “we,” “us,” “our” and similar terms mean Flex Ltd., and its subsidiaries.
This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those risks and uncertainties discussed in this section, as well as any risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this report on Form 10-Q, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2019. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.
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
During fiscal year 2019, we took focused actions to optimize our portfolio, most notably within CTG. During the first quarter of fiscal year 2020, as a result of recent geopolitical developments and uncertainties, primarily impacting one customer in China, we have seen a reduction in demand for products assembled for that customer. Due to these circumstances, we have decided to accelerate our strategic decision to reduce our exposure to certain high-volatility products in both China and India. We also initiated targeted activities to restructure our business to further reduce and streamline our cost structure. We recognized $56 million of charges during the first quarter of fiscal year 2020, comprised of approximately $31 million of cash charges predominantly for employee severance, and $25 million of non-cash charges related to impairment of equipment and inventory.
We expect to incur additional restructuring and other charges throughout fiscal year 2020 currently estimated in the range of $145 million to $265 million. The Company expects to complete these activities during fiscal year 2020.
We believe that our continued business transformation is strategically positioning us to take advantage of the long-term, future growth prospects for outsourcing of advanced manufacturing capabilities, design and engineering services and after-market services.

We are one of the world's largest providers of global supply chain solutions, with revenues of $6.2 billion for the three-month period ended June 28, 2019 and $26.2 billion in fiscal year 2019. The following tables set forth the relative percentages and dollar amounts of net sales and net property and equipment, by country, based on the location of our manufacturing sites:

	Three-Month Periods Ended
Net sales:	June 28, 2019		June 29, 2018
	(In millions)
China	$1,450	23%	$1,669	26%
Mexico	1,079	17%	1,111	17%
U.S.	804	13%	635	10%
Brazil	555	9%	587	9%
India	488	8%	464	7%
Malaysia	427	7%	468	7%
Other	1,373	23%	1,465	24%
	$6,176		$6,399
Amounts may not sum due to rounding.
As previously disclosed, we have made certain immaterial corrections to net sales previously reported for the first quarter of fiscal year 2019 primarily to reflect revenue from certain contracts with customers on a net basis. As a result, net sales and cost of sales in the accompanying Condensed Consolidated Statement of Operations for the three-month period ended June 29, 2018 are $25 million lower than previously reported for the first quarter of fiscal year 2019. These corrections had no impact on gross profit, segment income or net income for the period presented.

	As of		As of
Property and equipment, net:	June 28, 2019		March 31, 2019
	(In millions)
Mexico	$542	23%	$537	23%
China	493	21%	523	22%
U.S.	383	17%	361	15%
India	225	10%	219	9%
Malaysia	131	6%	138	6%
Hungary	101	4%	103	4%
Other	435	19%	454	21%
	$2,310		$2,336
Amounts may not sum due to rounding.
We believe that the combination of our design and engineering services, advanced supply chain management solutions and services, significant scale and global presence, and manufacturing campuses in low-cost geographic areas provide us with a competitive advantage and strong differentiation in the market for designing, manufacturing and servicing consumer and enterprise products for leading multinational and regional customers.
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

•	the effects on our business when our customers are not successful in marketing their products, or when their products do not gain widespread commercial acceptance;

•	our ability to achieve commercially viable production yields and to manufacture components in commercial quantities to the performance specifications demanded by our customers;

•	the effects on our business due to certain customers’ products having short product life cycles;

•	our customers’ ability to cancel or delay orders or change production quantities;

•	our customers’ decisions to choose internal manufacturing instead of outsourcing for their product requirements;

•	our exposure to financially troubled customers;

•	integration of acquired businesses and facilities;

•	increased labor costs due to adverse labor conditions in the markets we operate;

•	the impacts on our business due to component shortages or other supply chain related constraints;

•	changes in tax legislation; and

•	changes in trade regulations and treaties.
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
Refer to the accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, where we discuss our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements. There were no changes to our accounting policies other than the adoption of ASC 842, as discussed below.
Leases
We are a lessee with several noncancellable operating leases, primarily for warehouses, buildings, and other assets such as vehicles and equipment. We determine if an arrangement is a lease at contract inception. A contract is a lease or contains a lease when (1) there is an identified asset, and (2) the customer has the right to control the use of the identified asset.
Beginning with the adoption of ASC 842 on April 1, 2019, we recognize a right-of-use (“ROU”) asset and a lease liability at the lease commencement date for our operating leases. For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. We have elected the short term lease recognition and measurement exemption for all classes of assets, which allows us to not recognize ROU assets and lease liabilities for leases with a lease term of 12 months or less and with no purchase option we are reasonably certain of exercising. We have also elected the practical expedient to account for the lease and nonlease components as a single lease component, for all classes of underlying assets. Therefore, the lease payments used to measure the lease liability include all of the fixed considerations in the contract. Lease payments included in the measurement of the lease liability comprise the following: fixed payments (including in-substance fixed payments), and variable payments that depend on an index or rate (initially measured using the index or rate at the lease commencement date). As we cannot determine the interest rate implicit in the lease for our leases, as such we use our estimate of the incremental borrowing rate as of the commencement date in determining the present value of lease payments. Our estimated incremental borrowing rate is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The lease term for all of our leases includes the noncancellable period of the lease plus any additional periods covered by either an option to extend (or not to terminate) the lease that we are reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales. The financial information and the discussion below should be read together with the condensed consolidated financial statements and notes thereto included in this document. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Annual Report on Form 10-K.

	Three-Month Periods Ended
	June 28, 2019	June 29, 2018
Net sales	100.0%	100.0%
Cost of sales	93.5	94.1
Restructuring charges	0.8	0.0
Gross profit	5.7	5.9
Selling, general and administrative expenses	3.4	4.1
Intangible amortization	0.3	0.3
Restructuring charges	0.1	0.0
Interest and other, net	0.9	0.6
Other charges (income), net	0.0	(1.4)
Income before income taxes	1.0	2.3
Provision for income taxes	0.3	0.4
Net income	0.7%	1.9%
Net sales
The following table sets forth our net sales by segment and their relative percentages:

	Three-Month Periods Ended
Segments:	June 28, 2019		June 29, 2018
	(In millions)
High Reliability Solutions	$1,178	19%	$1,215	19%
Industrial & Emerging Industries	1,637	27%	1,446	23%
Communications & Enterprise Compute	1,859	30%	1,954	31%
Consumer Technologies Group	1,502	24%	1,783	27%
	$6,176		$6,399
Amounts may not sum due to rounding.
Net sales during the three-month period ended June 28, 2019 totaled $6.2 billion, representing a decrease of approximately $223 million, or 3% from $6.4 billion during the three-month period ended June 29, 2018. The decrease in sales was driven by softness across our segments with the exception of our IEI segment. Our CTG segment decreased $281 million, primarily resulting from our continued active pruning of underperforming customers and product categories coupled with lower demand with legacy customer sector. Our CEC segment decreased $95 million, driven by reduced demand in our networking and telecommunication business. Our HRS segment decreased $37 million primarily due to market softness, most notably in China, in our automotive businesses offset by strengthening demand in our health solutions business. These declines were offset by a $191 million increase in our IEI segment, mainly driven by strong sales within our industrial, home and lifestyle business in addition to growth in our solar energy business that more than offset declines in capital equipment demand. Net sales decreased $295 million to $2.6 billion in Asia, $40 million to $1.1 billion in Europe, offset by a modest increase of $112 million to $2.5 billion in the Americas.
Our ten largest customers, during the three-month periods ended June 28, 2019 and June 29, 2018, accounted for approximately 42% and 44% of net sales, respectively. No customer accounted for more than 10% of net sales during the three-month periods ended June 28, 2019 or June 29, 2018.
Gross profit
Gross profit is affected by a number of factors, including the number and size of new manufacturing programs, product mix, component costs and availability, product life cycles, unit volumes, pricing, competition, new product introductions, capacity utilization and the expansion or consolidation of manufacturing facilities, as well as specific restructuring activities initiated from time to time. The flexible design of our manufacturing processes allows us to manufacture a broad range of products in our facilities and better utilize our manufacturing capacity across our diverse geographic footprint and service customers from all segments. In the cases of new programs, profitability normally lags revenue growth due to product start-up costs, lower manufacturing program volumes in the start-up phase, operational inefficiencies, and under-absorbed overhead. Gross margin for these programs often improves over time as manufacturing volumes increase, as our utilization rates and overhead absorption improve, and as we increase the level of manufacturing services content. As a result of these various factors, our gross margin varies from period to period.
Gross profit during the three-month period ended June 28, 2019 decreased $25 million to $353 million, or 5.7% of net sales, from $378 million, or 5.9% of net sales, during the three-month period ended June 29, 2018. Gross margin deteriorated 20 basis points during the three-month ended June 28, 2019. The decrease in both gross profit and gross margin is primarily due to the geopolitical challenges and uncertainties which impacted specific customers coupled with restructuring charges recorded in the current quarter offset by the favorable product mix and the increased revenues from our IEI segment, the wind-down of our NIKE Mexico operations in the second half of fiscal year 2019, and benefits realized from our restructuring activities initiated in fiscal year 2019.
Segment Income
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, customer related asset impairments charges, restructuring charges, the new revenue standard adoption impact, legal and other, interest and other, net and other charges (income), net. A portion of depreciation is allocated to the respective segment, together with other general corporate research and development and administrative expenses.
The following table sets forth segment income and margins. Historical information has been recast to reflect realignment of customers and/or products between segments:

	Three-Month Periods Ended
	June 28, 2019		June 29, 2018
	(In millions)
Segment income and reconciliation of income before tax:
High Reliability Solutions	$87	7.4%	$94	7.7%
Industrial & Emerging Industries	95	5.8%	51	3.6%
Communications & Enterprise Compute	26	1.4%	$46	2.4%
Consumer Technologies Group	30	2.0%	27	1.5%
Corporate and Other	(31)		(30)
Total segment income	208	3.4%	188	2.9%
Reconciling items:
Intangible amortization	17		19
Stock-based compensation	15		21
Customer related asset impairments (1)	—		17
Restructuring charges (Note 17)	56		9
New revenue standard adoption impact (Note 4)	—		9
Legal and other (2)	2		16
Interest and other, net	52		42
Other charges (income), net (Note 9)	1		(87)
Income (loss) before income taxes	$64		$142
Amounts may not sum due to rounding.

(1)
Customer related asset impairments for the three-month period ended June 29, 2018 primarily relate to additional provision for doubtful accounts receivable, and excess and obsolete inventory for certain customers experiencing significant financial difficulties and/or we are disengaging from.

(2)
Legal and other during the three-month period ended June 29, 2018 primarily consists of costs incurred relating to the independent investigation undertaken by the Audit Committee of the Company’s Board of Directors which was completed in June 2018 and certain charges not directly related to ongoing or core business.

HRS segment margin decreased 30 basis points, to 7.4% for the three-month period ended June 28, 2019, from 7.7% during the three-month period ended June 29, 2018 primarily due to an unfavorable mix resulting from automotive demand softness, most notably in China, which directly impacted our largest automotive customers.

IEI segment margin increased 220 basis points, to 5.8% for the three-month period ended June 28, 2019, from 3.6% during the three-month period ended June 29, 2018 mainly due to a favorable mix resulting from operational execution on the new business that is ramping particularly in Energy and Home & Lifestyle and from greater levels of design and engineering led engagements.
CEC segment margin decreased 100 basis points, to 1.4% for the three-month period ended June 28, 2019, from 2.4% during the three-month period ended June 29, 2018 primarily due to geopolitical challenges and uncertainties which impacted demand from specific customers and created elevated levels of unabsorbed manufacturing overhead costs.
CTG segment margin increased 50 basis points to 2.0% for the three-month period ended June 28, 2019, from 1.5% during the three-month period ended June 29, 2018. The increase in CTG's margin during the period reflected lesser losses from our former strategic partnership with NIKE versus the three-month period ended June 29, 2018 and mix improvements as we continued to rationalize and prune underperforming accounts to improve the portfolio.
Restructuring charges
During fiscal year 2019, we took focused actions to optimize our portfolio, most notably within CTG. During the first quarter of fiscal year 2020, as a result of recent geopolitical developments and uncertainties, primarily impacting one customer in China, we have seen a reduction in demand for products assembled for that customer. Due to these circumstances, we have decided to accelerate our strategic decision to reduce our exposure to certain high-volatility products in both China and India. We also initiated targeted activities to restructure our business to further reduce and streamline our cost structure. We recognized $56 million of charges during the first quarter of fiscal year 2020, comprised of approximately $31 million of cash charges predominantly for employee severance, and $25 million of non-cash charges related to impairment of equipment and inventory.
We expect to incur additional restructuring and other charges throughout fiscal year 2020 currently estimated in the range of $145 million to $265 million. The Company expects to complete these activities during fiscal year 2020.
There were no material restructuring charges incurred during the three-month period ended June 29, 2018.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) was $210 million, or 3.4% of net sales, during the three-month period ended June 28, 2019, decreasing $53 million from $263 million, or 4.1% of net sales, during the three-month period ended June 29, 2018. This decrease was primarily due to strong cost discipline focused on driving further productivity improvements and a refined cost structure benefiting from prior restructuring initiatives.
Intangible amortization
Amortization of intangible assets marginally declined during the three-month period ended June 28, 2019 to $17 million, from $19 million for the three-month period ended June 29, 2018 primarily due to certain intangibles now being fully amortized.
Interest and other, net
Interest and other, net was $52 million during the three-month period ended June 28, 2019 compared to $42 million during the three-month period ended June 29, 2018. The increase in interest and other, net was primarily a result of higher expenses from our asset-backed securitization programs, coupled with incremental interest expenses from our new borrowings.
Other charges (income), net
Other charges (income), net was $1 million of net expense during the three-month period ended June 28, 2019 compared to $87 million of income during the three-month period ended June 29, 2018, primarily a result of the non-cash gain from the deconsolidation of Bright Machines recognized in fiscal year 2019
Income taxes
Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to note 13, “Income Taxes” of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 for further discussion.
Our policy is to provide a valuation allowance against deferred tax assets that in our estimation are not more likely than not to be realized.

The consolidated effective tax rate was 30% and 18% for the three-month periods ended June 28, 2019 and June 29, 2018. The effective rate varies from the Singapore statutory rate of 17% as a result of recognition of earnings in different jurisdictions (we generate most of our revenues and profits from operations outside of Singapore), operating loss carryforwards, income tax credits, release of previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effect of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, Costa Rica, India, the Netherlands and Israel. The effective tax rate for the three-month period ended June 28, 2019 is higher than the effective tax rate for the three-month period ended June 29, 2018, due to a changing jurisdictional mix of income, and our recognition of approximately $56 million in restructuring charges, with minimal associated tax benefits.
LIQUIDITY AND CAPITAL RESOURCES
As of June 28, 2019, we had cash and cash equivalents of approximately $1.9 billion and bank and other borrowings of approximately $3.2 billion. We have a $1.75 billion revolving credit facility that expires in June 2022, under which there were no borrowings outstanding as of the end of the quarter. We also entered into a JPY 33.525 billion term loan due April 2024, at three-month Yen LIBOR plus 0.50%, which was then swapped to U.S. dollars, as well as issued $450 million of 4.875% Notes in June 2019. Part of the proceeds obtained were used to repay $250 million of our existing 4.625% Notes due February 2020, and $250 million of the Term Loan due November 2021. Refer to note 7 to the condensed consolidated financial statement for details. As of June 28, 2019, we were in compliance with the covenants under all of our credit facilities and indentures.
Cash used in operating activities was $0.7 billion during the three-month period ended June 28, 2019, primarily driven by cash outflows related to accounts receivable. Cash collections from the deferred purchase price on our ABS sales program of $0.9 billion are now included in cash from investing activities. This was partially offset by $45 million of net income for the period plus $192 million of non-cash charges such as depreciation, amortization, restructuring and impairment charges, and stock-based compensation.
We believe net working capital and net working capital as a percentage of annualized net sales are key metrics that measure our liquidity. Net working capital position was calculated as current quarter accounts receivable, net of allowance for doubtful accounts, adding back the reduction in accounts receivable resulting from non-cash accounts receivable sales, plus inventories and contract assets, less accounts payable and certain other current liabilities related to vendor financing programs. Net working capital slightly increased $7 million as of June 28, 2019, from $1.7 billion as of March 31, 2019. This increase is primarily driven by a $23 million increase in our inventory levels from March 31, 2019 and a $24 million increase in contract assets, offset by an approximately $46 million increase in accounts payable. Our current quarter net working capital as a percentage of annualized net sales for the quarter ended June 28, 2019, increased slightly to 6.8% from 6.7% of annualized net sales for the quarter ended March 31, 2019. We generally operate in a net working capital targeted range between 6% to 8% of annualized revenue for the quarter.
Cash provided by investing activities was $0.8 billion during the three-month period ended June 28, 2019. This was primarily driven by $0.9 billion of cash collections on deferred purchase price from our ABS programs during the three-month period ended June 28, 2019, offset by approximately $123 million of net capital expenditures for property and equipment to continue expanding capabilities and capacity in support of our expanding IEI and HRS businesses.
We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our free cash flow is defined as cash from operations, plus cash collections of deferred purchase price, less net purchases of property and equipment to present cash flows on a consistent basis for investor transparency. We also excluded the impact to cash flows related to certain vendor programs that is required for US GAAP presentation. Our free cash flows for the three-month period ended June 28, 2019 was $114 million compared to a use of $185 million for the three-month period ended June 29, 2018. Free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Three-Month Periods Ended
	June 28, 2019	June 29, 2018
	(In millions)
Net cash used in operating activities (1)	(657)	$(943)
Cash collection of deferred purchase price and other	894	928
Purchases of property and equipment	(162)	(172)
Proceeds from the disposition of property and equipment	39	2
Free cash flow	$114	$(185)

(1)
As disclosed in the Company’s prior year filings, during the first quarter of fiscal year 2019, the Company utilized a monthly approach to track cash flows on deferred purchase price. Commencing with the quarter ended September 28, 2018, the Company changed to a method based on daily activity for both the three-month and six-month periods ended September 28, 2018. As a result, the Company has retrospectively adjusted cash flows from operating and investing activities for the three-months ended June 29, 2018 from amounts previously reported. This resulted in an increase of approximately $271 million to cash provided by investing activities, and a corresponding decrease to cash flow from operating activities on the consolidated statement of cash flows for the three-months ended June 29, 2018.

Cash provided by financing activities was $106 million during the three-month period ended June 28, 2019, which was primarily driven by $448 million of proceeds, net of discount, received following the issuance of the 2029 Notes, $300 million of proceeds following the execution of our term loan agreement due April 2024 during the quarter, coupled with $23 million of proceeds from a drawdown from our India term loan facility. For further information on the 2029 Notes and the Term Loan due 2024, see note 7 to the condensed consolidated financial statements. Partially offsetting the proceeds described were i) $250 million of cash paid for the partial repurchase of our 4.625% Notes due February 2020, ii) $250 million of cash paid for the partial prepayment of the term loan due November 2021, iii) $91 million of cash paid for the outstanding balance of our short-term bank borrowings facility in India, and iv) $52 million of cash paid for the repurchase of our ordinary shares.
Our cash balances are generated and held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months. As of June 28, 2019, and March 31, 2019, over half of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $1.6 billion as of March 31, 2019). Repatriation could result in an additional income tax payment, however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.
Future liquidity needs will depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, and the levels of shipments and changes in the volumes of customer orders.
We maintain global paying services agreements with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers who elect to participate in the program. The agreements allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. For the periods ended June 28, 2019 and June 29, 2018, the cumulative payments due to suppliers participating in the programs amounted to approximately $0.1 billion. Pursuant to their agreement with one of the financial institutions, certain suppliers may elect to be paid early at their discretion. We are not always notified when our suppliers sell receivables under these programs. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.

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
Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 16, 2018. During the three-month period ended June 28, 2019, we paid $52.0 million to repurchase shares under the current repurchase plans at an average price of $10.35 per share. As of June 28, 2019, shares in the aggregate amount of $273 million were available to be repurchased under the current plan.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2019.
During the first quarter of fiscal year 2020, we entered into a JPY 33.525 billion term loan agreement due April 2024, at three-month Yen LIBOR plus 0.50%, which was then swapped to U.S. dollars. In addition, we issued $450 million of 4.875% Notes due June 15, 2029. Part of the proceeds obtained were used to repay $250 million of our existing 4.625% Notes due February 2020, and $250 million of the Term Loan due November 2021. Refer to the discussion in note 7 to the condensed consolidated financial statements for further details on our debt obligations.
Other than the changes discussed above, there were no material changes in our contractual obligations and commitments since March 31, 2019.
OFF-BALANCE SHEET ARRANGEMENTS
We sell designated pools of trade receivables to unaffiliated financial institutions under our ABS programs, and in addition to cash, we receive a deferred purchase price receivable for each pool of the receivables sold. Each of these deferred purchase price receivables serves as additional credit support to the financial institutions and is recorded at its estimated fair value. As of June 28, 2019, and March 31, 2019, the fair values of our deferred purchase price receivable were approximately $335 million and $293 million, respectively. As of June 28, 2019, and March 31, 2019, the outstanding balance on receivables sold for cash was $1.3 billion, respectively, under all our accounts receivable sales programs, which are not included in our condensed consolidated balance sheets. For further information, see note 12 to the condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the three-month period ended June 28, 2019 as compared to the fiscal year ended March 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures
 The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 28, 2019. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 28, 2019, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
 Except for the implementation of certain internal controls related to our April 1, 2019 adoption of ASC 842, Leases, guidance issued by the Financial Accounting Standards Board, there were no changes in our internal control over financial reporting that occurred during our first quarter of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of our material legal proceedings, see note 14 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2019, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
 The following table provides information regarding purchases of our ordinary shares made by us for the period from April 1, 2019 through June 28, 2019:

Period (2)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 - May 3, 2019	2,177,874	$11.02	2,177,874	$300,522,363
May 4, 2019 - May 31, 2019	2,004,595	$9.98	2,004,595	$280,522,548
June 1, 2019 - June 28, 2019	843,059	$9.49	843,059	$272,522,631
Total	5,025,528		5,025,528

(1)
During the period from April 1, 2019 through June 28, 2019, all purchases were made pursuant to the program discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)
On August 16, 2018, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of June 28, 2019, shares in the aggregate amount of $272.5 million were available to be repurchased under the current plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS
EXHIBIT INDEX

			Incorporated by Reference			Filed
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith

4.1	Indenture, dated as of June 6, 2019, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	6/6/2019	4.1
4.2	First Supplemental Indenture, dated as of June 6, 2019, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	6/6/2019	4.2
4.3	Form of 4.875% Global Note due 2029 (included in Exhibit 4.2)	8-K	000-23354	6/6/2019	4.3
10.01	Description of Annual Incentive Bonus Plan for Fiscal 2020					X
10.02	Form of Restricted Share Unit Award Agreement under the 2017 Equity Incentive Plan for performance-based vesting awards (20-day trading average)					X
15.01	Letter in lieu of consent of Deloitte & Touche LLP.					X
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

FLEX LTD.
(Registrant)

/s/ REVATHI ADVAITHI
Revathi Advaithi
Chief Executive Officer
(Principal Executive Officer)

Date:	July 26, 2019
/s/ CHRISTOPHER E. COLLIER
Christopher E. Collier
Chief Financial Officer
(Principal Financial Officer)

Date:	July 26, 2019