Form 10-Q
period 2019-09-27
FLEX LTD.
filed 2019-10-30
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2019

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

The number of shares of the registrant’s ordinary shares outstanding as of October 22, 2019 was 508,308,187.

FLEX LTD.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Report of Independent Registered Public Accounting Firm	3
	Condensed Consolidated Balance Sheets (unaudited) — September 27, 2019 and March 31, 2019	4
	Condensed Consolidated Statements of Operations (unaudited) — Three-Month and Six-Month Periods Ended September 27, 2019 and September 28, 2018	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) — Three-Month and Six-Month Periods Ended September 27, 2019 and September 28, 2018	6
	Condensed Consolidated Statements of Shareholders' Equity (unaudited) — Three-Month and Six-Month Periods Ended September 27, 2019 and September 28, 2018	7
	Condensed Consolidated Statements of Cash Flows (unaudited) — Six-Month Periods Ended September 27, 2019 and September 28, 2018	11
	Notes to Condensed Consolidated Financial Statements (unaudited)	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	43

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	49
Signatures		50

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flex Ltd.
Singapore

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Flex Ltd. and subsidiaries (the “Company”) as of September 27, 2019, the related condensed consolidated statements of operations, comprehensive income (loss), and shareholders' equity for the three-month and six-month periods ended September 27, 2019 and September 28, 2018, the related condensed consolidated statements of cash flows for the six-month periods ended September 27, 2019 and September 28, 2018, and the related notes. Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
October 29, 2019

FLEX LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 27, 2019	As of March 31, 2019
	(In thousands, except share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,815,513	$1,696,625
Accounts receivable, net of allowance for doubtful accounts of $90,430 and $91,396 as of September 27, 2019 and March 31, 2019, respectively	2,414,633	2,612,961
Contract assets	205,753	216,202
Inventories	3,721,237	3,722,854
Other current assets	1,335,387	854,790
Total current assets	9,492,523	9,103,432
Property and equipment, net	2,217,445	2,336,213
Operating lease right-of-use assets, net	588,474	—
Goodwill	1,062,450	1,073,055
Other intangible assets, net	292,179	330,995
Other assets	623,582	655,672
Total assets	$14,276,653	$13,499,367

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$32,450	$632,611
Accounts payable	5,227,495	5,147,236
Accrued payroll	382,812	391,591
Other current liabilities	1,915,263	1,426,075
Total current liabilities	7,558,020	7,597,513
Long-term debt, net of current portion	2,957,878	2,421,904
Operating lease liabilities, non-current	512,086	—
Other liabilities	442,708	507,590
Shareholders’ equity
Ordinary shares, no par value; 559,389,281 and 566,787,620 issued, and 509,149,926 and 516,548,265 outstanding as of September 27, 2019 and March 31, 2019, respectively	6,445,997	6,523,750
Treasury stock, at cost; 50,239,355 shares as of September 27, 2019 and March 31, 2019	(388,215)	(388,215)
Accumulated deficit	(3,062,057)	(3,012,012)
Accumulated other comprehensive loss	(189,764)	(151,163)
Total shareholders’ equity	2,805,961	2,972,360
Total liabilities and shareholders’ equity	$14,276,653	$13,499,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Six-Month Periods Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(In thousands, except per share amounts) (Unaudited)
Net sales	$6,088,054	$6,662,604	$12,263,993	$13,061,560
Cost of sales	5,785,003	6,233,536	11,560,778	12,252,328
Restructuring charges	113,958	26,767	161,363	29,077
Gross profit	189,093	402,301	541,852	780,155
Selling, general and administrative expenses	205,310	228,677	414,934	485,052
Intangible amortization	16,223	18,234	33,305	36,751
Restructuring charges (recoveries)	14,357	(994)	23,144	5,513
Interest and other, net	47,749	41,060	99,443	82,802
Other charges (income), net	1,147	6,530	2,610	(80,394)
Income (loss) before income taxes	(95,693)	108,794	(31,584)	250,431
Provision for income taxes	21,247	21,909	40,484	47,511
Net income (loss)	$(116,940)	$86,885	$(72,068)	$202,920

Earnings (losses) per share:
Basic	$(0.23)	$0.16	$(0.14)	$0.38
Diluted	$(0.23)	$0.16	$(0.14)	$0.38
Weighted-average shares used in computing per share amounts:
Basic	512,692	531,503	513,448	530,426
Diluted	512,692	534,458	513,448	535,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three-Month Periods Ended		Six-Month Periods Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(In thousands) (Unaudited)
Net income (loss)	$(116,940)	$86,885	$(72,068)	$202,920
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(25,907)	(6,622)	(21,503)	(50,708)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	(11,623)	21,075	(17,098)	(19,828)
Comprehensive income (loss)	$(154,470)	$101,338	$(110,669)	$132,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Three Months Ended September 27, 2019	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
	(In thousands) Unaudited
BALANCE AT JUNE 28, 2019	514,039	$6,099,166	$(2,945,117)	$(47,031)	$(105,203)	$(152,234)	$3,001,815
Repurchase of Flex Ltd. ordinary shares at cost	(5,928)	(60,159)	—	—	—	—	(60,159)
Exercise of stock options	61	325	—	—	—	—	325
Issuance of Flex Ltd. vested shares under restricted share unit awards	978	—	—	—	—	—	—
Net loss	—	—	(116,940)	—	—	—	(116,940)
Stock-based compensation, net of tax	—	18,890	—	—	—	—	18,890
Cumulative effect on opening equity of adopting accounting standards and other	—	(440)	—	—	—	—	(440)
Total other comprehensive loss	—	—	—	(11,623)	(25,907)	(37,530)	(37,530)
BALANCE AT SEPTEMBER 27, 2019	509,150	$6,057,782	$(3,062,057)	$(58,654)	$(131,110)	$(189,764)	$2,805,961

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)

	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Six Months Ended September 27, 2019	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
	(In thousands) Unaudited
BALANCE AT MARCH 31, 2019	516,548	$6,135,535	$(3,012,012)	$(41,556)	$(109,607)	$(151,163)	$2,972,360
Repurchase of Flex Ltd. ordinary shares at cost	(10,953)	(112,158)	—	—	—	—	(112,158)
Exercise of stock options	178	728	—	—	—	—	728
Issuance of Flex Ltd. vested shares under restricted share unit awards	3,377	—	—	—	—	—	—
Net loss	—	—	(72,068)	—	—	—	(72,068)
Stock-based compensation, net of tax	—	34,117	—	—	—	—	34,117
Cumulative effect on opening equity of adopting accounting standards and other	—	(440)	22,023	—	—	—	21,583
Total other comprehensive loss	—	—	—	(17,098)	(21,503)	(38,601)	(38,601)
BALANCE AT SEPTEMBER 27, 2019	509,150	$6,057,782	$(3,062,057)	$(58,654)	$(131,110)	$(189,764)	$2,805,961

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)

	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Three Months Ended September 28, 2018	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
	(In thousands) Unaudited
BALANCE AT JUNE 29, 2018	532,736	$6,269,529	$(2,989,376)	$(76,649)	$(94,185)	$(170,834)	$3,109,319
Repurchase of Flex Ltd. ordinary shares at cost	(4,429)	(59,980)	—	—	—	—	(59,980)
Exercise of stock options	32	86	—	—	—	—	86
Issuance of Flex Ltd. vested shares under restricted share unit awards	548	—	—	—	—	—	—
Net income	—	—	86,885	—	—	—	86,885
Stock-based compensation, net of tax	—	19,081	—	—	—	—	19,081
Cumulative effect on opening equity of adopting accounting standards and other	—	(296)	(1)	—	—	—	(297)
Total other comprehensive income (loss)	—	—	—	21,075	(6,622)	14,453	14,453
BALANCE AT SEPTEMBER 28, 2018	528,887	$6,228,420	$(2,902,492)	$(55,574)	$(100,807)	$(156,381)	$3,169,547

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)

	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Six Months Ended September 28, 2018	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
	(In thousands) Unaudited
BALANCE AT MARCH 31, 2018	528,078	$6,248,532	$(3,144,114)	$(35,746)	$(50,099)	$(85,845)	$3,018,573
Repurchase of Flex Ltd. ordinary shares at cost	(4,429)	(59,980)	—	—	—	—	(59,980)
Exercise of stock options	75	131	—	—	—	—	131
Issuance of Flex Ltd. vested shares under restricted share unit awards	5,163	—	—	—	—	—	—
Net income	—	—	202,920	—	—	—	202,920
Stock-based compensation, net of tax	—	40,033	—	—	—	—	40,033
Cumulative effect on opening equity of adopting accounting standards and other	—	(296)	38,702	—	—	—	38,406
Total other comprehensive loss	—	—	—	(19,828)	(50,708)	(70,536)	(70,536)
BALANCE AT SEPTEMBER 28, 2018	528,887	$6,228,420	$(2,902,492)	$(55,574)	$(100,807)	$(156,381)	$3,169,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Periods Ended
	September 27, 2019	September 28, 2018
	(In thousands) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(72,068)	$202,920
Depreciation, amortization and other impairment charges	357,020	269,062
Gain from deconsolidation of Bright Machines	—	(86,614)
Changes in working capital and other	(1,933,364)	(2,092,964)
Net cash used in operating activities	(1,648,412)	(1,707,596)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(271,541)	(363,373)
Proceeds from the disposition of property and equipment	53,330	12,973
Acquisition of businesses, net of cash acquired	(1,390)	—
Proceeds from divestiture of businesses, net of cash held in divested businesses	3,402	264,438
Cash collections of deferred purchase price	1,839,818	1,812,945
Other investing activities, net	20,114	(24,411)
Net cash provided by investing activities	1,643,733	1,702,572
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	779,682	650,023
Repayments of bank borrowings and long-term debt	(863,930)	(652,600)
Payments for repurchases of ordinary shares	(112,158)	(59,980)
Net proceeds from issuance of ordinary shares	728	131
Other financing activities, net	327,348	—
Net cash provided by (used in) financing activities	131,670	(62,426)
Effect of exchange rates on cash and cash equivalents	(8,103)	(27,254)
Net increase (decrease) in cash and cash equivalents	118,888	(94,704)
Cash and cash equivalents, beginning of period	1,696,625	1,472,424
Cash and cash equivalents, end of period	$1,815,513	$1,377,720

Non-cash investing activities:
Unpaid purchases of property and equipment	$70,901	$182,901
Non-cash investment in Bright Machines	$—	$127,641

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
Basis of Presentation
 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2019 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended September 27, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020.
The first quarters for fiscal years 2020 and 2019 ended on June 28, 2019, which is comprised of 89 days in the period, and June 29, 2018, which is comprised of 90 days in the period, respectively. The second quarters for fiscal years 2020 and 2019 ended on September 27, 2019 and September 28, 2018, which are comprised of 91 days in both periods.
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
In the accompanying condensed consolidated statements of operations $26.8 million and $29.0 million of expenses incurred in the three-month and six-month periods ended September 28, 2018, respectively, that were previously included as cost of sales have been reclassified as restructuring charges to conform with the current period presentation. Also, as previously disclosed, the Company has made certain immaterial corrections to net sales previously reported for the first and second quarters of fiscal year 2019 primarily to reflect revenue from certain contracts with customers on a net basis. As a result of correcting these errors, net sales and cost of sales in the accompanying Condensed Consolidated Statement of Operations for the three-month and six-month periods ended September 28, 2018 have been reduced by $48 million and $73 million, respectively, from previously reported amounts. These corrections had no impact on gross profit, segment income or net income for the periods presented. Amounts presented for the three-month and six-month periods ended September 28, 2018 related to the disaggregation of revenue in the CTG segment in Note 4, and CTG segment net sales and total net sales in Note 16, have also been restated accordingly. The Company evaluated these corrections, considering both qualitative and quantitative factors, and concluded they are immaterial to the previously issued financial statements.
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
The Company adopted ASC 842 on April 1, 2019 using the modified retrospective method on the effective date. As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the Company's adoption date. The Company has elected to adopt the package of transition practical expedients and, therefore, has not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized. In addition, the Company has elected the short-term lease recognition and measurement exemption for all classes of assets, which allows the Company to not recognize ROU assets and lease liabilities for leases with a lease term of 12 months or less and with no purchase option the Company is reasonably certain of exercising. The Company has also elected the practical expedient to account for the lease and nonlease components as a single lease component, for all classes of underlying assets. Therefore, the lease payments used to measure the lease liability include all of the fixed considerations in the contract. Lease payments included in the measurement of the lease liability comprise the following: fixed payments (including in-substance fixed payments), and variable payments that depend on an index or rate (initially measured using the index or rate at the lease commencement date). As the Company cannot determine the interest rate implicit in the lease for its leases, the Company uses its estimate of the incremental borrowing rate as of the commencement date in determining the present value of lease payments. The Company’s estimated incremental borrowing rate is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The lease term for all of the Company’s leases includes the non-cancellable period of the lease plus any additional periods covered by either an option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.
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
As a result of adopting ASC 842 as of April 1, 2019, the Company recognized additional operating liabilities of $658 million with a corresponding ROU asset of $624 million and a deferred gain of $22 million for sale leaseback transactions to opening retained earnings.
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
In August 2018, the FASB issued ASU 2018-15 "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” to provide guidance on a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor, i.e., a service contract. Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, as well as requires additional quantitative and qualitative disclosures. The guidance is effective for the Company beginning in the first quarter of fiscal year 2021 with early adoption permitted. The Company early adopted the guidance during the second quarter of fiscal year 2020 with an immaterial impact to its condensed consolidated financial statements.
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
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04 and ASU 2019-05, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance is effective for the Company beginning in the first quarter of fiscal year 2021 with early adoption permitted. The Company is currently assessing and expects the new guidance to have an immaterial impact on its consolidated financial statements, and it intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2021.
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
2.  BALANCE SHEET ITEMS
Inventories
The components of inventories, net of applicable lower of cost and net realizable value write-downs, were as follows:

	As of September 27, 2019	As of March 31, 2019
	(In thousands)
Raw materials	$2,780,646	$2,922,101
Work-in-progress	394,282	366,135
Finished goods	546,309	434,618
	$3,721,237	$3,722,854

Goodwill and Other Intangible Assets
The following table summarizes the activity in the Company’s goodwill account for each of its four reporting units (which align to the Company's reportable segments) during the six-month period ended September 27, 2019:

	HRS	IEI	CEC	CTG	Total
	(In thousands)
Balance, beginning of the year	$507,209	$333,257	$129,325	$103,264	$1,073,055
Divestitures	(1,102)	(137)	—	—	(1,239)
Foreign currency translation adjustments	(9,366)	—	—	—	(9,366)
Balance, end of the period	$496,741	$333,120	$129,325	$103,264	$1,062,450

The components of acquired intangible assets are as follows:

	As of September 27, 2019			As of March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets:
Customer-related intangibles	$282,006	$(118,818)	$163,188	$297,306	$(113,627)	$183,679
Licenses and other intangibles	254,797	(125,806)	128,991	274,604	(127,288)	147,316
Total	$536,803	$(244,624)	$292,179	$571,910	$(240,915)	$330,995

Goodwill is tested for impairment on an annual basis and whenever events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying value, including goodwill, to the fair value of the reporting unit, which typically is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. As previously disclosed, the date of its most recent annual impairment test the fair value of the CTG reporting unit exceeded its carrying value by 22%. The Company has assessed whether an interim impairment test should be performed on the CTG reporting unit in light of recent shortfalls in CTG’s financial performance. Management has concluded that it is more likely than not that CTG’s fair value exceeds its carrying value as of September 27, 2019, thus an interim impairment test was not completed. As the Company continues to refine its long-term strategy for the CTG reporting unit, it is reasonably possible that changes in circumstances could require management to perform an impairment test for CTG prior to the next annual impairment test date of January 1, 2020. In the event that an interim test is performed and goodwill in CTG is determined to be impaired, the resulting charge could be material to the consolidated results of operations.
The gross carrying amounts of intangible assets are removed when fully amortized. The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2020 (1)	$30,747
2021	59,573
2022	51,229
2023	43,667
2024	42,066
Thereafter	64,897
Total amortization expense	$292,179
____________________________________________________________

(1)	Represents estimated amortization for the remaining six-month period ending March 31, 2020.
 Other Current Assets
Other current assets include approximately $357.1 million and $292.5 million as of September 27, 2019 and March 31, 2019, respectively, for the deferred purchase price receivable from the Company's Asset-Backed Securitization programs. See note 12 for additional information.

The Company participates in certain customers' supplier financing programs allowing Flex to sell its receivables to financial institutions identified by the customer. Under these programs, the financial institutions act as the customers' paying agent with respect to receivables due to the Company. Following the sale of the receivables to the financial institutions, the transferred receivables are isolated from the Company and its affiliates, and effective control of the transferred receivables is passed to the financial institutions, which have the right to pledge or sell the receivables.
During the second quarter of fiscal year 2020, certain invoices were sold and transferred to certain financial institutions under a customer's supplier financing program, that had the right to pledge or sell the receivables as of September 27, 2019. However, under the governing law in the jurisdiction of sale, the assignment of receivables is effective against third-parties only upon registration of the transferred assets with a governmental agency. The Company was not able to complete the registration of the receivables before the end of the fiscal quarter and accordingly did not account for these transactions as true sales. As a result of these transactions the Company has recorded $336.1 million of other current assets, with a corresponding amount recorded as other current liabilities, in the condensed consolidated balance sheet as of September 27, 2019, and has recorded the same amount as “other financing activities, net” in the statement of cash flows. The Company subsequently registered all of the invoices in October 2019 and the receivables were considered sold at that time.
Other Current Liabilities
Other current liabilities include customer working capital advances of $249.9 million and $266.3 million, customer-related accruals of $243.5 million and $260.1 million, and deferred revenue of $341.5 million and $271.8 million, as of September 27, 2019 and March 31, 2019, respectively. The customer working capital advances are not interest-bearing, do not have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production. Following the adoption of ASC 842, current operating lease liabilities were $119.6 million as of September 27, 2019. Further, other current liabilities include $336.1 million representing the arrangement with the financial institutions as of September 27, 2019, as further described above.
3.  LEASES
The Company has several commitments under operating leases for warehouses, buildings, and equipment. The Company also has a minimal number of finance leases with an immaterial impact on its condensed financial statements. Leases have initial lease terms ranging from 1 year to 23 years.
The components of lease cost were as follow (in thousands):

Lease cost	Three-Month Period Ended	Six-Month Period Ended
	September 27, 2019	September 27, 2019
Operating lease cost	$40,630	$81,306
Total lease cost	$40,630	$81,306

Amounts reported in the Consolidated Balance Sheet as of the period ended September 27, 2019 were (in thousands, except weighted average lease term and discount rate):

As of September 27, 2019
Operating Leases:
Operating lease right of use assets	$588,474
Operating lease liabilities	631,701

Weighted-average remaining lease term (In years)
Operating leases	7.2

Weighted-average discount rate
Operating leases	4.3%

Other information related to leases was as follow (in thousands):

Six-Month Period Ended
September 27, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$69,106

Future lease payments under non-cancellable leases as of September 27, 2019 are as follows (in thousands):

Fiscal Year Ended March 31,	Operating Leases
2020 (1)	$77,710
2021	125,871
2022	106,230
2023	92,832
2024	79,096
Thereafter	259,559
Total undiscounted lease payments	741,298
Less: imputed interest	109,597
Total lease liabilities	$631,701

(1)	Represents estimated lease payments for the remaining six-month period ending March 31, 2020.
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
Customer Contracts and Related Obligations
Certain of the Company’s customer agreements include potential price adjustments which may result in variable consideration. These price adjustments include, but are not limited to, sharing of cost savings, committed price reductions, material margins earned over the period that are contractually required to be paid to the customers, rebates, refunds tied to performance metrics such as on-time delivery, and other periodic pricing resets that may be refundable to customers. The Company estimates the variable consideration related to these price adjustments as part of the total transaction price and recognizes revenue in accordance with the pattern applicable to the performance obligation, subject to a constraint. The Company constrains the amount of revenues recognized for these contractual provisions based on its best estimate of the amount which will not result in a significant reversal of revenue in a future period. The Company determines the amounts to be recognized based on the amount of potential refunds required by the contract, historical experience and other surrounding facts and circumstances. Often these obligations are settled with the customer in a period after shipment through various methods which include reduction of prices for future purchases, issuance of a payment to the customer, or issuance of a credit note applied against the customer’s accounts receivable balance. In many instances, the agreement is silent on the settlement mechanism. Any difference between the amount accrued upon shipment for potential refunds and the actual amount agreed to with the customer is recorded as an increase or decrease in revenue. These potential price adjustments are included as part of other current liabilities on the consolidated balance sheet and disclosed as part of customer-related accruals in note 2.
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
A contract liability is recognized when the Company receives payments in advance of the satisfaction of performance and is included in other current liabilities on the condensed consolidated balance sheets. Contract liabilities were $341.5 million and $271.8 million as of September 27, 2019 and March 31, 2019, respectively.

Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated based on timing of transfer - point in time and over time - for the three and six-month periods ended September 27, 2019 and September 28, 2018 (in thousands), respectively.

	Three-Month Period Ended September 27, 2019
	HRS	IEI	CEC	CTG	Total
Timing of Transfer
Point in time	$942,113	$1,147,976	$1,390,059	$1,103,855	$4,584,003
Over time	246,518	637,592	338,538	281,403	1,504,051
Total segment	$1,188,631	$1,785,568	$1,728,597	$1,385,258	$6,088,054

	Six-Month Period Ended September 27, 2019
	HRS	IEI	CEC	CTG	Total
Timing of Transfer
Point in time	$1,865,840	$2,263,035	$2,749,423	$2,128,481	$9,006,779
Over time	500,834	1,159,447	838,023	758,910	3,257,214
Total segment	$2,366,674	$3,422,482	$3,587,446	$2,887,391	$12,263,993

	Three-Month Period Ended September 28, 2018
	HRS	IEI	CEC	CTG	Total
Timing of Transfer
Point in time	$893,141	$1,089,319	$1,519,041	$1,201,696	$4,703,197
Over time	314,830	476,634	621,756	546,187	1,959,407
Total segment	$1,207,971	$1,565,953	$2,140,797	$1,747,883	$6,662,604

	Six-Month Period Ended September 28, 2018
	HRS	IEI	CEC	CTG	Total
Timing of Transfer
Point in time	$1,898,321	$2,153,218	$3,012,548	$2,499,833	$9,563,920
Over time	525,075	859,046	1,082,535	1,030,984	3,497,640
Total segment	$2,423,396	$3,012,264	$4,095,083	$3,530,817	$13,061,560

5.  SHARE-BASED COMPENSATION
The Company's primary plan used for granting equity compensation awards is the 2017 Equity Incentive Plan (the "2017 Plan").
The following table summarizes the Company’s share-based compensation expense:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(In thousands)
Cost of sales	$4,212	$4,767	$7,152	$10,171
Selling, general and administrative expenses	14,678	14,314	26,965	29,863
Total share-based compensation expense	$18,890	$19,081	$34,117	$40,034

Total unrecognized compensation expense related to share options under all plans was $1.2 million and will be recognized over a weighted-average remaining vesting period of 1.5 years. As of September 27, 2019, the number of options outstanding and exercisable under all plans was 0.6 million and 0.5 million, respectively, at a weighted-average exercise price of $4.28 per share and $5.49 per share, respectively.
During the six-month period ended September 27, 2019, the Company granted 8.1 million unvested restricted share unit ("RSU") awards. Of this amount, approximately 6.3 million are plain-vanilla unvested RSU awards that vest over four years, with no performance or market conditions, and with an average grant date price of $9.19 per award. Further, approximately 1.8 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions. The average grant date fair value of these awards contingent on certain market conditions was estimated to be $11.92 per award and was calculated using a Monte Carlo simulation. The number of shares contingent on market conditions that ultimately will vest will range from zero up to a maximum of 3.6 million based on a measurement of the percentile rank of the Company’s total shareholder return over a certain specified period against the Standard and Poor’s (“S&P”) 500 Composite Index, and will cliff vest after a period of three years, to the extent such market conditions have been met.
As of September 27, 2019, approximately 17.6 million unvested RSU awards under all plans were outstanding, of which vesting for a targeted amount of 3.5 million awards is contingent primarily on meeting certain market conditions. The number of shares that will ultimately be issued can range from zero to 7.0 million based on the achievement levels of the respective conditions. During the six-month period ended September 27, 2019, no shares vested in connection with the awards with market conditions granted in fiscal year 2017.
As of September 27, 2019, total unrecognized compensation expense related to unvested RSU awards under all plans was approximately $161.3 million, and will be recognized over a weighted-average remaining vesting period of 2.6 years.
6.  EARNINGS (LOSSES) PER SHARE
The following table reflects basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share attributable to the shareholders of Flex:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(In thousands, except per share amounts)
Basic earnings (losses) per share:
Net income (loss)	$(116,940)	$86,885	$(72,068)	$202,920
Shares used in computation:
Weighted-average ordinary shares outstanding	512,692	531,503	513,448	530,426
Basic earnings (losses) per share	$(0.23)	$0.16	$(0.14)	$0.38

Diluted earnings (losses) per share:
Net income (loss)	$(116,940)	$86,885	$(72,068)	$202,920
Shares used in computation:
Weighted-average ordinary shares outstanding	512,692	531,503	513,448	530,426
Weighted-average ordinary share equivalents from stock options and restricted share unit awards (1) (2) (3)	—	2,955	—	4,601
Weighted-average ordinary shares and ordinary share equivalents outstanding	512,692	534,458	513,448	535,027
Diluted earnings (losses) per share	$(0.23)	$0.16	$(0.14)	$0.38
____________________________________________________________

(1)
As a result of the Company's net loss, ordinary shares equivalent from stock options and RSU awards of approximately 2.6 million for the three-month period ended September 27, 2019, and 3.3 million for the six-month period ended September 27, 2019, were excluded from the calculation of diluted earnings (losses) per share, due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

(2)
An immaterial number of options to purchase ordinary shares were excluded from the computation of diluted earnings (losses) per share during the three and six-month periods ended September 27, 2019 and September 28, 2018, respectively, due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

(3)
RSU awards of 5.9 million and 5.5 million for the three and six-month periods ended September 27, 2019 were excluded from the computation of diluted earnings (losses) per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents. RSU awards of 3.1 million for the three and six-month periods ended September 28, 2018 were excluded from the computation of diluted earnings per share.

7.  BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt as of September 27, 2019 are as follows:

	As of September 27, 2019	As of March 31, 2019
	(In thousands)
4.625% Notes due February 2020	$—	$500,000
Term Loan due November 2021	421,563	671,563
Term Loan, including current portion, due in installments through June 2022	452,250	458,531
5.000% Notes due February 2023	500,000	500,000
Term Loan due April 2024 - three-month Yen LIBOR plus 0.50%	311,224	—
4.75% Notes due June 2025	597,037	596,815
4.875% Notes due June 2029	448,277	—
India Facilities	110,258	170,206
Other	162,992	168,039
Debt issuance costs	(13,273)	(10,639)
	2,990,328	3,054,515
Current portion, net of debt issuance costs	(32,450)	(632,611)
Non-current portion	$2,957,878	$2,421,904

The weighted-average interest rate for the Company's long-term debt was 4.1% and 4.2% as of September 27, 2019 and March 31, 2019.
During the first quarter of fiscal year 2020, and as further discussed below, the Company entered into a JPY33.525 billion term loan agreement due April 2024, in addition to issuing $450 million of 4.875% Notes due June 15, 2029. Part of the proceeds obtained were used to repay the outstanding balance of the Company's existing 4.625% Notes due February 2020, and $250 million of the Term Loan due November 2021. As both transactions were determined to fall under extinguishment accounting, the Company recognized an immaterial loss on extinguishment during the three-month and six-month periods ended September 27, 2019, which was recorded in interest and other, net on the condensed consolidated statements of operations during the period.
Scheduled repayments of the Company's long-term debt as of September 27, 2019 are as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2020 (1)	$19,529
2021	98,849
2022	607,940
2023	857,571
2024	60,438
Thereafter	1,359,274
Total	$3,003,601

(1)	Represents estimated repayments for the remaining six-month period ending March 31, 2020.
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
This term loan is unsecured, and contains customary restrictions on the ability of the Company and its subsidiaries to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of exceptions and limitations. This term loan agreement also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio, as defined therein, during its term. As of September 27, 2019, the Company was in compliance with the covenants under this term loan agreement.
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
The Indenture governing the 2029 Notes contains covenants that, among other things, restrict the ability of the Company and certain of the Company's subsidiaries to create liens; enter into sale-leaseback transactions; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's assets to, another person, or permit any other person to consolidate, merge, combine or amalgamate with or into the Company. These covenants are subject to a number of significant limitations and exceptions set forth in the indenture. The indenture also provides for customary events of default, including, but not limited to, cross defaults to certain specified other debt of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding 2029 Notes will become due and payable immediately without further action or notice. If any other event of default under the indenture occurs or is continuing, the trustee or holders of at least 25% in aggregate principal amount of the then outstanding 2029 Notes may declare all of the 2029 Notes to be due and payable immediately, but upon certain conditions such declaration and its consequences may be rescinded and annulled by the holders of a majority in principal amount of the 2029 Notes. As of September 27, 2019, the Company was in compliance with the covenants in the indenture governing the 2029 Notes.
8.  INTEREST AND OTHER, NET
Interest and other, net for the three and six-month periods ended September 27, 2019 and September 28, 2018 are primarily composed of the following:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(In thousands)
Interest expenses on debt obligations (1)	$38,461	$35,139	$78,889	$68,656
ABS and AR sales programs related expenses	11,658	11,109	24,639	20,589
Interest income	(5,206)	(4,751)	(9,798)	(9,872)
(Gain) Loss on foreign exchange transactions	(3,167)	3,129	(4,053)	5,186

(1)
Interest expense on debt obligations for the three-month and six-month periods ended September 27, 2019 include debt extinguishment costs of $2.4 million and $6.5 million, respectively, related to the full repayment of the Notes due February 2020 and partial repayment of Term Loan due November 2021.

9.  OTHER CHARGES (INCOME), NET
During the six-month period ended September 28, 2018, the Company recognized other income of $80.4 million, primarily driven by an $87.3 million gain on the deconsolidation of Bright Machines.
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
As of September 27, 2019, the aggregate notional amount of the Company’s outstanding foreign currency derivative contracts was $9.1 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	1,086,000	—	$152,447	$—
EUR	34,640	4,260	38,352	4,668
HUF	27,209,000	—	89,151	—
ILS	190,000	—	54,247	—
JPY	33,525,000	—	300,000	—
MXN	4,035,000	—	206,441	—
MYR	264,000	40,900	63,187	9,789
PLN	131,400	—	32,862	—
RON	192,000	—	44,333	—
Other	N/A	N/A	46,353	—
			1,027,373	14,457
Other Foreign Currency Contracts
BRL	—	972,000	—	232,619
CAD	65,885	43,154	49,627	32,505
CNY	5,214,716	1,371,026	738,250	192,837
EUR	1,820,719	2,011,008	1,997,855	2,209,684
GBP	45,292	56,241	56,026	69,547
HUF	80,227,683	84,751,497	262,868	277,690
ILS	264,700	115,000	75,575	32,834
INR	6,807,200	6,411,000	95,825	90,248
JPY	3,195,245	2,596,970	29,736	24,233
MXN	4,450,330	2,690,978	227,691	137,678
MYR	2,142,120	1,799,000	512,702	430,579
SEK	455,420	538,295	46,934	55,304
SGD	90,548	53,439	65,686	38,766
Other	N/A	N/A	57,488	41,809
			4,216,263	3,866,333

Total Notional Contract Value in USD			$5,243,636	$3,880,790

As of September 27, 2019, the fair value of the Company’s short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the condensed consolidated statements of operations. As of September 27, 2019 and March 31, 2019, the Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. Deferred gains were immaterial as of September 27, 2019, and are expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations primarily over the next twelve-month period, except for the USD JPY cross currency swap, which is further discussed below.
The Company entered into a USD JPY cross currency swap to hedge the foreign currency risk on the JPY term loan due April 2024, and the fair value of the cross currency swap was included in other assets as of September 27, 2019. The changes in fair value of the USD JPY cross currency swap are reported in accumulated other comprehensive loss, with the impact of the excluded component reported in interest and other, net. In addition, a corresponding amount is reclassified out of accumulated other comprehensive loss to interest and other, net to offset the remeasurement of the underlying JPY loan principal which also impacts the same line.
The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 27, 2019	March 31, 2019	Balance Sheet Location	September 27, 2019	March 31, 2019
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$2,492	$10,503	Other current liabilities	$22,800	$10,282
Foreign currency contracts	Other assets	$18,316	$—	Other liabilities	$—	$—

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$24,508	$16,774	Other current liabilities	$23,327	$17,144

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
11.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	September 27, 2019			September 28, 2018
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(47,031)	$(105,203)	$(152,234)	$(76,649)	$(94,185)	$(170,834)
Other comprehensive gain (loss) before reclassifications	(2,883)	(25,907)	(28,790)	945	(6,622)	(5,677)
Net (gains) losses reclassified from accumulated other comprehensive loss	(8,740)	—	(8,740)	20,130	—	20,130
Net current-period other comprehensive gain (loss)	(11,623)	(25,907)	(37,530)	21,075	(6,622)	14,453
Ending balance	$(58,654)	$(131,110)	$(189,764)	$(55,574)	$(100,807)	$(156,381)

	Six-Month Periods Ended
	September 27, 2019			September 28, 2018
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(41,556)	$(109,607)	$(151,163)	$(35,746)	$(50,099)	$(85,845)
Other comprehensive gain (loss) before reclassifications	(8,951)	(21,503)	(30,454)	(40,714)	(50,708)	(91,422)
Net (gains) losses reclassified from accumulated other comprehensive loss	(8,147)	—	(8,147)	20,886	—	20,886
Net current-period other comprehensive gain (loss)	(17,098)	(21,503)	(38,601)	(19,828)	(50,708)	(70,536)
Ending balance	$(58,654)	$(131,110)	$(189,764)	$(55,574)	$(100,807)	$(156,381)

Substantially all unrealized losses relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three-month and six-month periods ended September 27, 2019 were recognized as a component of cost of sales in the condensed consolidated statement of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges.
12.  TRADE RECEIVABLES SECURITIZATION
The Company sells trade receivables under two asset-backed securitization programs and an accounts receivable factoring program.
Asset-Backed Securitization Programs
The Company continuously sells designated pools of trade receivables under its Global Asset-Backed Securitization Agreement (the “Global Program”) and its North American Asset-Backed Securitization Agreement (the “North American Program,” collectively, the “ABS Programs”) to affiliated special purpose entities, each of which in turn sells 100% of the receivables to unaffiliated financial institutions. These programs allow the operating subsidiaries to receive a cash payment and a deferred purchase price receivable for sold receivables. The portion of the purchase price for the receivables which is not paid by the unaffiliated financial institutions in cash is a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables, which are included in other current assets as of September 27, 2019 and March 31, 2019, were carried at the expected recovery amount of the related receivables. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a loss on sale of the related receivables, and recorded in interest and other, net in the condensed consolidated statements of operations and were immaterial for all periods presented.
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
The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.1% to 0.5% of serviced receivables per annum. Servicing fees recognized during the three-month and six-month periods ended September 27, 2019 and September 28, 2018 were not material and are included in interest and other, net within the condensed consolidated statements of operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized.
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
As of September 27, 2019 and March 31, 2019, the accounts receivable balances that were sold under the ABS Programs were removed from the condensed consolidated balance sheets and the net cash proceeds received by the Company during the six-month periods ended September 27, 2019 and September 28, 2018 were included as cash provided by operating activities in the condensed consolidated statements of cash flows. The Company recognizes these proceeds net of the deferred purchase price, consisting of a receivable from the purchasers that entitles the Company to certain collections on the receivable. The Company recognizes the collection of the deferred purchase price in net cash provided by investing activities in the condensed consolidated statements of cash flows separately as cash collections of deferred purchase price.
As of September 27, 2019, approximately $1.2 billion of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds of approximately $0.8 billion and deferred purchase price receivables of $0.4 billion. As of March 31, 2019, approximately $1.2 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $0.9 billion and deferred purchase price receivables of $0.3 billion. The deferred purchase price balances as of September 27, 2019 and March 31, 2019, also represent the non-cash beneficial interest obtained in exchange for securitized receivables.
 For the six-month periods ended September 27, 2019 and September 28, 2018, cash flows from sales of receivables under the ABS Programs consisted of approximately $3.2 billion and $3.7 billion, respectively, for transfers of receivables, and approximately $1.8 billion, respectively, for collections on deferred purchase price receivables. The Company's cash flows from transfer of receivables consist primarily of proceeds from collections reinvested in revolving-period transfers. Cash flows from new transfers were not significant for all periods presented.
Trade Accounts Receivable Sale Programs
The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $0.4 billion and $0.5 billion as of September 27, 2019 and March 31, 2019, respectively. For the six-month periods ended September 27, 2019 and September 28, 2018, total accounts receivable sold to certain third-party banking institutions was approximately $0.9 billion and $1.4 billion, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.
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
The Company has deferred compensation plans for its officers and certain other employees. Amounts deferred under the plans are invested in hypothetical investments selected by the participant or the participant’s investment manager. The Company’s deferred compensation plan assets are included in other noncurrent assets on the condensed consolidated balance sheets and include investments in equity securities that are valued using active market prices. There were no investments balance classified as level 1 in the fair value hierarchy as of September 27, 2019.
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
The Company has accrued for contingent consideration in connection with its business acquisitions as applicable, which is measured at fair value based on certain internal models and unobservable inputs. There were no contingent consideration liabilities outstanding as of September 27, 2019 and March 31, 2019.
There were no transfers between levels in the fair value hierarchy during the six-month periods ended September 27, 2019 and September 28, 2018.

Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of September 27, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$796,718	$—	$796,718
Foreign exchange contracts (Note 10)	—	45,316	—	45,316
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	56,351	—	56,351
Liabilities:				0.003
Foreign exchange contracts (Note 10)	$—	$(46,127)	$—	$(46,127)

	Fair Value Measurements as of March 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$473,888	$—	$473,888
Foreign exchange contracts (Note 10)	—	27,277	—	27,277
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	2,845	76,852	—	79,697
Liabilities:				0
Foreign exchange contracts (Note 10)	$—	$(27,426)	$—	$(27,426)

Other financial instruments
The following table presents the Company’s major debts not carried at fair value:

	As of September 27, 2019		As of March 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)
4.625% Notes due February 2020	—	—	500,000	499,950	Level 1
Term Loan due November 2021	421,563	423,671	671,563	670,724	Level 1
Term Loan, including current portion, due in installments through June 2022	452,250	453,946	458,531	457,958	Level 1
5.000% Notes due February 2023	500,000	533,977	500,000	499,950	Level 1
Term Loan due April 2024 - three-month Yen LIBOR plus 0.50%	311,224	311,224	—	—	Level 2
4.750% Notes due June 2025	597,037	637,084	596,815	599,940	Level 1
4.875% Notes due June 2029	448,277	473,116	—	—	Level 1
India Facilities	110,258	110,258	170,206	170,206	Level 2
Euro Term Loan due September 2020	50,679	50,679	52,746	52,746	Level 2
Euro Term Loan due January 2022	109,577	109,577	112,524	112,524	Level 2
Total	$3,000,865	$3,103,532	$3,062,385	$3,063,998

The Company values its Term Loan due April 2024, India Facilities, and Euro Term Loans due September 2020 and January 2022 based on the current market rate, and as of September 27, 2019, the carrying amounts approximate fair values.

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
In addition, the Company provides design and engineering services to its customers and also designs and makes its own products. As a consequence of these activities, its customers are requiring the Company to take responsibility for intellectual property to a greater extent than in its manufacturing and assembly businesses. Although the Company believes that its intellectual property assets and licenses are sufficient for the operation of its business as it currently conducts it, from time to time third-parties do assert patent infringement claims against the Company or its customers. If and when third-parties make assertions regarding the ownership or right to use intellectual property, the Company could be required to either enter into licensing arrangements or to resolve the issue through litigation. Such license rights might not be available to the Company on commercially acceptable terms, if at all, and any such litigation might not be resolved in its favor. Additionally, litigation could be lengthy and costly and could materially harm the Company's financial condition regardless of the outcome. The Company also could be required to incur substantial costs to redesign a product or re-perform design services.
From time to time, the Company enters into IP licenses (e.g., patent licenses and software licenses) with third-parties which obligate the Company to report covered behavior to the licensor and pay license fees to the licensor for certain activities or products, or that enable the Company's use of third-party technologies. The Company may also decline to enter into licenses for intellectual property that it does not think is useful for or used in its operations, or for which its customers or suppliers have licenses or have assumed responsibility. Given the diverse and varied nature of its business and the location of its business around the world, certain activities the Company performs, such as providing assembly services in China and India, may fall outside the scope of those licenses or may not be subject to the applicable intellectual property rights. The Company's licensors may disagree and claim royalties are owed for such activities. In addition, the basis (e.g., base price) for any royalty amounts owed are audited by licensors and may be challenged. Some of these disagreements may lead to claims and litigation that might not be resolved in the Company's favor. Additionally, litigation could be lengthy and costly and could materially harm the Company's financial condition regardless of the outcome. In March 2018, the Company received an inquiry from a licensor referencing its patent license agreement with the Company, and requesting information relating to royalties for products that the Company assembles for a customer in China. The Company and licensor have had subsequent discussions, during which the licensor claimed that the Company owes a material amount under the patent license agreement, which the Company disputes and would contest vigorously. While the Company cannot predict the outcome with respect to this claim or estimate an amount or reasonable range of loss, a material loss is reasonably possible.
On May 8, 2018, a putative class action was filed in the Northern District of California against the Company and certain officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, alleging misstatements and/or omissions in certain of the Company’s financial results, press releases and SEC filings made during the putative class period of January 26, 2017 through April 26, 2018. On October 1, 2018, the Court appointed lead plaintiff and lead plaintiff’s counsel in the case. On November 28, 2018, lead plaintiff filed an amended complaint alleging misstatements and/or omissions in certain of the Company’s SEC filings, press releases, earnings calls, and analyst and investor conferences and expanding the putative class period through October 25, 2018. On April 3, 2019, the Court vacated its prior order appointing lead plaintiff and lead plaintiff’s counsel and reopened the lead plaintiff appointment process. On September 26, 2019, the Court appointed a new lead plaintiff and lead plaintiff’s counsel in the case. Lead plaintiff’s deadline to file a further amended complaint is November 8, 2019, and Defendants’ deadline to move to dismiss is December 4, 2019. The Company believes that the claims are without merit and intends to vigorously defend this case.
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
One of the Company's Brazilian subsidiaries has received assessments for certain sales and import taxes. There are six tax assessments totaling 360 million Brazilian reals (approximately USD $86.2 million based on the exchange rate as of September 27, 2019). The assessments are in various stages of the review process at the administrative level; the Company successfully defeated one of the six assessments in September 2019 (totally approximately 54 million Brazilian reals or USD $12.9 million), but that assessment remains subject to appeal and no tax proceeding has been finalized yet. The Company believes there is no legal basis for these assessments and has meritorious defenses and will continue to vigorously oppose all of these assessments, as well as any future assessments. The Company does not expect final judicial determination on any of these claims for several years.
On February 14, 2019, the Company submitted an initial notification of voluntary disclosure to the U.S. Department of the Treasury, Office of Foreign Assets Control ("OFAC") regarding possible noncompliance with U.S. economic sanctions requirements among certain non-U.S. Flex-affiliated operations. The Company has initiated an internal investigation regarding this matter which is ongoing. The Company cannot predict how long it will take to complete the investigation or to what extent the Company could be subject to penalties.
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
15.  SHARE REPURCHASES
During the three and six-month periods ended September 27, 2019, the Company repurchased 5.9 million and 11.0 million shares at an aggregate purchase price of $60.2 million and $112.2 million, respectively, and retired all of these shares.
Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $500 million in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Annual General Meeting held on August 20, 2019. As of September 27, 2019, shares in the aggregate amount of $463.0 million were available to be repurchased under the current plan.
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
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, customer related asset impairment charges, restructuring charges, the new revenue standard adoption impact, legal and other, interest and other, net and other charges (income), net.
Selected financial information by segment is in the table below.

	Three-Month Periods Ended		Six-Month Periods Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
	(In thousands)
Net sales:
High Reliability Solutions	$1,188,631	$1,207,971	$2,366,674	$2,423,396
Industrial & Emerging Industries	1,785,568	1,565,953	3,422,482	3,012,264
Communications & Enterprise Compute	1,728,597	2,140,797	3,587,446	4,095,083
Consumer Technologies Group	1,385,258	1,747,883	2,887,391	3,530,817
	$6,088,054	$6,662,604	$12,263,993	$13,061,560
Segment income and reconciliation of income before tax:
High Reliability Solutions	$83,400	$89,589	$170,632	$183,123
Industrial & Emerging Industries	111,354	65,857	206,811	117,218
Communications & Enterprise Compute	31,634	62,855	57,781	108,873
Consumer Technologies Group	26,992	31,212	57,108	57,769
Corporate and Other	(26,238)	(25,983)	(57,330)	(55,745)
Total segment income	227,142	223,530	435,002	411,238
Reconciling items:
Intangible amortization	16,223	18,234	33,305	36,751
Stock-based compensation	18,890	19,081	34,117	40,034
Customer related asset impairments (1)	90,973	—	91,456	17,364
Restructuring charges (Note 17)	128,315	25,773	184,507	34,590
New revenue standard adoption impact (Note 4)	—	—	—	9,291
Legal and other (2)	19,538	4,058	21,148	20,369
Interest and other, net	47,749	41,060	99,443	82,802
Other charges (income), net (Note 9)	1,147	6,530	2,610	(80,394)
Income (loss) before income taxes	$(95,693)	$108,794	$(31,584)	$250,431

(1)
Customer related asset impairments for the three-month and six-month periods ended September 27, 2019 primarily relate to additional provision for doubtful accounts receivable, and reserves for excess and obsolete inventory for certain customers experiencing financial difficulties and/or related to inventory that will not be recovered due to significant reductions in future customer demand as the Company reduces its exposure to certain higher volatility businesses.

Customer related asset impairments for the six-month period ended September 28, 2018 relate to additional provision for doubtful accounts receivable and reserves on inventory for certain customers experiencing financial difficulties.

(2)
Legal and other during the three-month and six-month periods ended September 27, 2019 primarily consists of direct and incremental costs associated with certain wind-down activities related to the disengagement of a certain customer primarily in China and India.

Legal and other during the three and six-month periods ended September 28, 2018 primarily consists of costs incurred relating to the independent investigation undertaken by the Audit Committee of the Company’s Board of Directors which was completed in June 2018.
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
17.  RESTRUCTURING CHARGES
During fiscal year 2019, the Company took actions to optimize its portfolio with greater focus to be placed on higher margin, less volatile businesses. During the first half of fiscal year 2020 in connection with the recent geopolitical developments and uncertainties, primarily impacting one customer in China, the Company experienced a reduction in demand for products assembled for that customer. As a result, the Company accelerated its strategic decision to reduce its exposure to certain high-volatility products in both China and India. The Company also initiated targeted activities to restructure its business to further reduce and streamline its cost structure. During the three and six-month periods ended September 27, 2019, the Company recognized $128.3 million and $184.5 million, respectively, of restructuring charges. The Company incurred cash charges of approximately $97.0 million and $127.8 million, respectively, that were predominantly for employee severance, and non-cash charges of $31.3 million and $56.7 million, respectively, primarily related to asset impairments during the three and six-month periods ended September 27, 2019. The Company expects to complete these activities during fiscal year 2020.
During the three and six-month periods ended September 28, 2018, the Company recognized $25.8 million and $34.6 million, respectively, for charges primarily associated with the wind down of its NIKE operations in Mexico, the majority of which were for non-cash asset impairments.
The following table summarizes the provisions, respective payments, and remaining accrued balance as of September 27, 2019 for charges incurred during the six-month period ended September 27, 2019:

	Severance	Long-Lived Asset Impairment	Other Exit Costs	Total
	(In thousands)
Balance as of March 31, 2019	$23,234	$—	$9,200	$32,434
Provision for charges incurred during the six-month period ended September 27, 2019	91,857	44,621	48,029	184,507
Cash payments for charges incurred in the fiscal year 2019 and prior	(10,899)	—	(2,260)	(13,159)
Cash payments for charges incurred during the six-month period ended September 27, 2019	(76,453)	—	(552)	(77,005)
Non-cash charges incurred during the six-month period ended September 27, 2019	—	(44,621)	(13,073)	(57,694)
Balance as of September 27, 2019	27,739	—	41,344	69,083
Less: Current portion (classified as other current liabilities)	27,739	—	41,344	69,083
Accrued restructuring costs, net of current portion (classified as other liabilities)	$—	$—	$—	$—

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
During fiscal year 2019, we took actions to optimize our portfolio with greater focus to be placed on higher margin, less volatile businesses. During the first half of fiscal year 2020 in connection with the recent geopolitical developments and uncertainties, primarily impacting one customer in China, we experienced a reduction in demand for products assembled for that customer. As a result, we accelerated our strategic decision to reduce our exposure to certain high-volatility products in both China and India. We also initiated targeted activities to restructure our business to further reduce and streamline our cost structure. We recognized $185 million of charges during the first half of fiscal year 2020, comprised of approximately $128 million of cash charges predominantly for employee severance, and $57 million of non-cash charges primarily related to asset impairments. While the bulk of the restructuring charges were executed in the first half of fiscal year 2020, we expect to incur additional restructuring charges throughout the remainder of fiscal year 2020, with the expectation to complete these activities by the end of the fiscal year.
We believe that our continued business transformation is strategically positioning us to take advantage of the long-term, future growth prospects for outsourcing of advanced manufacturing capabilities, design and engineering services and after-market services.
We are one of the world's largest providers of global supply chain solutions, with revenues of $12.3 billion for the six-month period ended September 27, 2019 and $26.2 billion in fiscal year 2019. The following tables set forth the relative percentages and dollar amounts of net sales and net property and equipment, by country, based on the location of our manufacturing sites:

	Three-Month Periods Ended				Six-Month Periods Ended
Net sales:	September 27, 2019		September 28, 2018		September 27, 2019		September 28, 2018
	(In millions)
China	$1,446	24%	$1,730	26%	$2,897	24%	$3,400	26%
Mexico	1,158	19%	1,179	18%	2,237	18%	2,291	18%
U.S.	907	15%	782	12%	1,711	14%	1,288	10%
Brazil	489	8%	533	8%	1,044	9%	1,120	9%
Malaysia	408	7%	550	8%	834	7%	1,018	8%
India	304	5%	421	6%	793	6%	884	7%
Other	1,376	22%	1,468	22%	2,748	22%	3,061	22%
	$6,088		$6,663		$12,264		$13,062
Amounts may not sum due to rounding.
In the accompanying condensed consolidated statements of operations $26.8 million and $29.0 million of expenses incurred in the three-month and six-month periods ended September 28, 2018, respectively, that were previously included as cost of sales have been reclassified as restructuring charges to conform with the current period presentation. Also, as previously disclosed, we have made certain immaterial corrections to net sales previously reported for the first and second quarters of fiscal year 2019 primarily to reflect revenue from certain contracts with customers on a net basis. As a result of correcting these errors, net sales and cost of sales in the accompanying Condensed Consolidated Statement of Operations for the three-month and six-month periods ended September 28, 2018 have been reduced by $48 million and $73 million, respectively, from previously reported amounts. These corrections had no impact on gross profit, segment income or net income for the periods presented.

	As of		As of
Property and equipment, net:	September 27, 2019		March 31, 2019
	(In millions)
Mexico	$548	25%	$537	23%
China	419	19%	523	22%
U.S.	378	17%	361	15%
India	216	10%	219	9%
Malaysia	127	6%	138	6%
Hungary	99	4%	103	4%
Other	430	19%	454	21%
	$2,217		$2,336
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
We are also subject to other risks as outline in Part II, Item 1A, “Risk Factors” and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.
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
Leases
We are a lessee with several non-cancellable operating leases, primarily for warehouses, buildings, and other assets such as vehicles and equipment. We determine if an arrangement is a lease at contract inception. A contract is a lease or contains a lease when (1) there is an identified asset, and (2) the customer has the right to control the use of the identified asset.
Beginning with the adoption of ASC 842 on April 1, 2019, we recognize a right-of-use (“ROU”) asset and a lease liability at the lease commencement date for our operating leases. For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. We have elected the short-term lease recognition and measurement exemption for all classes of assets, which allows us to not recognize ROU assets and lease liabilities for leases with a lease term of 12 months or less and with no purchase option we are reasonably certain of exercising. We have also elected the practical expedient to account for the lease and nonlease components as a single lease component, for all classes of underlying assets. Therefore, the lease payments used to measure the lease liability include all of the fixed considerations in the contract. Lease payments included in the measurement of the lease liability comprise the following: fixed payments (including in-substance fixed payments), and variable payments that depend on an index or rate (initially measured using the index or rate at the lease commencement date). As we cannot determine the interest rate implicit in the lease for our leases, as such we use our estimate of the incremental borrowing rate as of the commencement date in determining the present value of lease payments. Our estimated incremental borrowing rate is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The lease term for all of our leases includes the non-cancellable period of the lease plus any additional periods covered by either an option to extend (or not to terminate) the lease that we are reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.
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

	Three-Month Periods Ended		Six-Month Periods Ended
	September 27, 2019	September 28, 2018	September 27, 2019	September 28, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	95.0	93.6	94.3	93.9
Restructuring charges	1.9	0.4	1.3	0.2
Gross profit	3.1	6.0	4.4	5.9
Selling, general and administrative expenses	3.4	3.4	3.4	3.6
Intangible amortization	0.3	0.3	0.3	0.3
Restructuring charges (recoveries)	0.2	0.0	0.2	0.0
Interest and other, net	0.8	0.6	0.8	0.6
Other charges (income), net	0.0	0.1	0.0	(0.6)
Income (loss) before income taxes	(1.6)	1.6	(0.3)	2.0
Provision for income taxes	0.3	0.3	0.3	0.4
Net income (loss)	(1.9)%	1.3%	(0.6)%	1.6%
Net sales
The following table sets forth our net sales by segment and their relative percentages:

	Three-Month Periods Ended				Six-Month Periods Ended
Segments:	September 27, 2019		September 28, 2018		September 27, 2019		September 28, 2018
	(In millions)
High Reliability Solutions	$1,189	20%	$1,208	18%	$2,367	19%	$2,423	19%
Industrial & Emerging Industries	1,786	29%	1,566	24%	3,422	28%	3,012	23%
Communications & Enterprise Compute	1,729	28%	2,141	32%	3,587	29%	4,095	31%
Consumer Technologies Group	1,385	23%	1,748	26%	2,887	24%	3,531	27%
	$6,088		$6,663		$12,264		$13,062
Amounts may not sum due to rounding.
Net sales during the three-month period ended September 27, 2019 totaled $6.1 billion, representing a decrease of approximately $575 million, or 9% from $6.7 billion during the three-month period ended September 28, 2018. The decrease in sales was driven by softness across our segments with the exception of our IEI segment. Our CTG segment decreased $363 million, primarily resulting from our continued active pruning of underperforming customers and product categories coupled with a reduction and delay in demand with certain customers in India. Our CEC segment decreased $412 million, driven by reduced demand in our networking and telecommunication businesses due to the slower roll-out of 5G technology and our previously announced disengagement with a customer primarily in China and India. Our HRS segment decreased $19 million primarily due to lower demand in our health solution business, partially offset by ramps in our automotive business. These declines were offset by a $220 million increase in our IEI segment, mainly driven by strong sales within our home and lifestyle business in addition to growth in our solar energy business that more than offset declines in capital equipment demand. Net sales decreased $597 million to $2.4 billion in Asia, $47 million to $1.1 billion in Europe, offset by a modest increase of $70 million to $2.6 billion in the Americas.

Net sales during the six-month period ended September 27, 2019 totaled $12.3 billion, representing a decrease of approximately $798 million, or 6% from $13.1 billion during the six-month period ended September 28, 2018. As noted above, the decrease in net sales was notable across all our segments with the exception of our IEI segment, driven by a $0.6 billion decrease in CTG, a $0.5 billion decrease in CEC and a $0.4 billion increase in IEI due to the same factors described above. Net sales decreased $891 million to $4.9 billion in Asia, and $88 million to $2.3 billion in Europe, offset by an increase of $181 million to $5.0 billion in the Americas.
Our ten largest customers, during the three and six-month periods ended September 27, 2019, accounted for approximately 39% of net sales, respectively. Our ten largest customers, during the three and six-month periods ended September 28, 2018, accounted for approximately 43% of net sales, respectively. No customer accounted for more than 10% of net sales during the three and six-month periods ended September 27, 2019 or September 28, 2018.
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
Gross profit during the three-month period ended September 27, 2019 decreased $213 million to $189 million, or 3.1% of net sales, from $402 million, or 6.0% of net sales, during the three-month period ended September 28, 2018. Gross profit during the six-month period ended September 27, 2019 decreased $238 million to $542 million, or 4.4% of net sales, from $780 million, or 5.9% of net sales, during the six-month period ended September 28, 2018. Gross margin deteriorated 290 basis points and 150 basis points, respectively, during the three-month and six-month periods ended September 27, 2019. The decrease in both gross profit and gross margin is primarily due to the geopolitical challenges and uncertainties which impacted specific customers resulting in restructuring charges recorded in the first half of fiscal year 2020 as well as the current quarter write down of inventory that will not be recovered due to significant reductions in future customer demand as we reduce our exposure to certain higher volatility businesses. These were partially offset by the favorable product mix and the increased revenues from our IEI segment, the wind-down of our NIKE Mexico operations in the second half of fiscal year 2019, and benefits realized from our earlier restructuring activities initiated in fiscal year 2019.
Segment Income
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, customer related asset impairment charges, restructuring charges, the new revenue standard adoption impact, legal and other, interest and other, net and other charges (income), net. A portion of depreciation is allocated to the respective segment, together with other general corporate research and development and administrative expenses.

The following table sets forth segment income and margins. Historical information has been recast to reflect realignment of customers and/or products between segments:

	Three-Month Periods Ended				Six-Month Periods Ended
	September 27, 2019		September 28, 2018		September 27, 2019		September 28, 2018
	(In millions)
Segment income and reconciliation of income before tax:
High Reliability Solutions	$83	7.0%	$90	7.4%	$171	7.2%	$183	7.6%
Industrial & Emerging Industries	111	6.2%	66	4.2%	207	6.0%	117	3.9%
Communications & Enterprise Compute	32	1.8%	63	2.9%	58	1.6%	109	2.7%
Consumer Technologies Group	27	1.9%	31	1.7%	57	2.0%	58	1.6%
Corporate and Other	(26)		(26)		(57)		(56)
Total segment income	227	3.7%	224	3.3%	435	3.5%	411	3.1%
Reconciling items:
Intangible amortization	16		18		33		37
Stock-based compensation	19		19		34		40
Customer related asset impairments (1)	91		—		91		17
Restructuring charges (Note 17)	128		26		185		35
New revenue standard adoption impact (Note 4)	—		—		—		9
Legal and other (2)	20		4		21		20
Interest and other, net	48		41		99		83
Other charges (income), net (Note 9)	1		7		3		(80)
Income (loss) before income taxes	$(96)		$109		$(32)		$250
Amounts may not sum due to rounding.

(1)
Customer related asset impairments for the three-month and six-month periods ended September 27, 2019 primarily relate to additional provision for doubtful accounts receivable, and reserves for excess and obsolete inventory for certain customers experiencing financial difficulties and/or related to inventory that will not be recovered due to significant reductions in future customer demand as the Company reduces its exposure to certain higher volatility businesses.

Customer related asset impairments for the six-month period ended September 28, 2018 relate to additional provision for doubtful accounts receivable and reserves on inventory for certain customers experiencing financial difficulties.

(2)
Legal and other during the three-month and six-month periods ended September 27, 2019 primarily consists of direct and incremental costs associated with certain wind-down activities related to the disengagement of a certain customer primarily in China and India.

Legal and other during the three and six-month periods ended September 28, 2018 primarily consists of costs incurred relating to the independent investigation undertaken by the Audit Committee of the Company’s Board of Directors which was completed in June 2018.
HRS segment margin decreased 40 basis points, to 7.0% for the three-month period ended September 27, 2019, from 7.4% during the three-month period ended September 28, 2018. HRS segment margin decreased 40 basis points, to 7.2% for the six-month period ended September 27, 2019, from 7.6% for the six-month period ended September 28, 2018. The decrease in HRS segment margin during the period is primarily the result of accelerated investments for new program ramp, coupled with demand softness in our health solution business.
IEI segment margin increased 200 basis points, to 6.2% for the three-month period ended September 27, 2019, from 4.2% during the three-month period ended September 28, 2018.  IEI segment margin increased 210 basis points, to 6.0% for the six-month period ended September 27, 2019, from 3.9% for the six-month period ended September 28, 2018. The increase in IEI's margin during the period is primarily due to a favorable mix resulting from operational execution on the new business that is ramping particularly in Energy, greater levels of design and engineering led engagements and increased demand in Home & Lifestyle.

CEC segment margin decreased 110 basis points, to 1.8% for the three-month period ended September 27, 2019, from 2.9% during the three-month period ended September 28, 2018. CEC segment margin decreased 110 basis points, to 1.6% for the six-month period ended September 27, 2019, from 2.7% for the six-month period ended September 28, 2018. The decrease in CEC's margin during the period is primarily due to geopolitical challenges and uncertainties which impacted demand from specific customers as well as a drop in demand in our networking and telecommunication businesses due to the slower roll-out of 5G technology which created elevated levels of unabsorbed manufacturing overhead costs and finished goods inventory.
CTG segment margin increased 20 basis points to 1.9% for the three-month period ended September 27, 2019, from 1.7% during the three-month period ended September 28, 2018. CTG segment margin increased 40 basis points, to 2.0% for the six-month period ended September 27, 2019, from 1.6% for the six-month period ended September 28, 2018. The increase in CTG's margin during the period reflected lesser losses from our former strategic partnership with NIKE versus the six-month period ended September 28, 2018 and mix improvements as we continued to rationalize and prune underperforming accounts to improve our portfolio mix.
Restructuring charges
During fiscal year 2019, we took actions to optimize our portfolio with greater focus to be placed on higher margin, less volatile businesses. During the first half of fiscal year 2020 in connection with the recent geopolitical developments and uncertainties, primarily impacting one customer in China, we experienced a reduction in demand for products assembled for that customer. As a result, we accelerated our strategic decision to reduce our exposure to certain high-volatility products in both China and India. We also initiated targeted activities to restructure our business to further reduce and streamline our cost structure. During the three and six-month periods ended September 27, 2019, we recognized $128 million and $185 million, respectively, of restructuring charges. We incurred cash charges of approximately $97 million and $128 million, respectively, that were predominantly for employee severance, and non-cash charges of $31 million and $57 million, respectively, primarily related to asset impairments. While the bulk of the restructuring charges were executed in the first half of fiscal year 2020, we expect to incur additional restructuring charges throughout the remainder of fiscal year 2020, with the expectation to complete these activities by the end of the fiscal year.
During the three and six-month periods ended September 28, 2018, we recognized $26 million and $35 million, respectively, for charges primarily associated with the wind down of our NIKE operations in Mexico, the majority of which were for non-cash asset impairments.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) was $205 million, or 3.4% of net sales, during the three-month period ended September 27, 2019, decreasing $23 million from $229 million, or 3.4% of net sales, during the three-month period ended September 28, 2018. SG&A was $415 million, or 3.4% of net sales, during the six-month period ended September 27, 2019, decreasing $70 million from $485 million, or 3.6% of net sales, during the six-month period ended September 28, 2018. This decrease was primarily due to strong cost discipline focused on driving further productivity improvements and a refined cost structure benefiting from prior restructuring initiatives.
Intangible amortization
Amortization of intangible assets was $16 million during the three-month period ended September 27, 2019, compared to $18 million for the three-month period ended September 28, 2018, and $33 million during the six-month period ended September 27, 2019, compared to $37 million for the six-month period ended September 28, 2018. The decline in both periods was primarily due to certain intangibles now being fully amortized.
Interest and other, net
Interest and other, net was $48 million during the three-month period ended September 27, 2019 compared to $41 million during the three-month period ended September 28, 2018, and $99 million during the six-month period ended September 27, 2019 compared to $83 million during the six-month period ended September 28, 2018. The increase in interest and other, net was primarily a result of higher expenses from our asset-backed securitization programs, coupled with incremental interest expenses from our new borrowings.
Other charges (income), net

Other charges (income), net was $1 million and $3 million of net expense during the three and six-month periods ended September 27, 2019, respectively, compared to $7 million of net expense and $80 million of income during the three and six-month periods ended September 28, 2018, respectively, primarily a result of the non-cash gain from the deconsolidation of Bright Machines recognized in fiscal year 2019.
Income taxes
Certain of our subsidiaries, at various times, have been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to note 13, “Income Taxes” of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 for further discussion.
Our policy is to provide a valuation allowance against deferred tax assets that in our estimation are not more likely than not to be realized.
The consolidated effective tax rate was (22)% and (128)% for the three-month and six-month periods ended September 27, 2019 and 20% and 19% for the three-month and six-month periods ended September 28, 2018. The effective rate varies from the Singapore statutory rate of 17% as a result of recognition of earnings in different jurisdictions (we generate most of our revenues and profits from operations outside of Singapore), operating loss carryforwards, income tax credits, release of previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effect of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, Costa Rica, India, the Netherlands and Israel. The effective tax rate for the three-month and six-month periods ended September 27, 2019 is significantly lower than the effective tax rate for the three-month and six-month periods ended September 28, 2018, due to a changing jurisdictional mix of income, and our recognition of approximately $242 million and $308 million in restructuring charges, impairment of non-core investment, and customer related asset impairments with minimal associated tax benefit, respectively. This resulted in tax expense recorded on a US GAAP loss for the period.
LIQUIDITY AND CAPITAL RESOURCES
As of September 27, 2019, we had cash and cash equivalents of approximately $1.8 billion and bank and other borrowings of approximately $3.0 billion. We have a $1.75 billion revolving credit facility that expires in June 2022, under which there were no borrowings outstanding as of the end of the quarter. We also entered into a JPY 33.525 billion term loan due April 2024, at three-month Yen LIBOR plus 0.50%, which was then swapped to U.S. dollars. In addition, we issued $450 million of 4.875% Notes in June 2019. The proceeds were used to repay the outstanding balance of our existing 4.625% Notes due February 2020, and $250 million of the Term Loan due November 2021. Refer to note 7 to the condensed consolidated financial statement for details. As of September 27, 2019, we were in compliance with the covenants under all of our credit facilities and indentures.
Cash used in operating activities was $1.6 billion during the six-month period ended September 27, 2019, primarily driven by cash outflows related to accounts receivable. Cash collections from the deferred purchase price on our ABS sales program of $1.8 billion are now included in cash from investing activities. This was coupled with $72 million of net loss for the period, partially offset by $400 million of non-cash charges such as depreciation, amortization, restructuring and impairment charges, and stock-based compensation.
We believe net working capital and net working capital as a percentage of annualized net sales are key metrics that measure our liquidity. Net working capital position was calculated as current quarter accounts receivable, net of allowance for doubtful accounts, adding back the reduction in accounts receivable resulting from non-cash accounts receivable sales, plus inventories and contract assets, less accounts payable and certain other current liabilities related to vendor financing programs. Net working capital decreased $217 million as of September 27, 2019, from $1.7 billion as of March 31, 2019. This decrease is primarily driven by a $134 million decrease in net receivables, coupled with an $80 million increase in accounts payable. Our current quarter net working capital as a percentage of annualized net sales for the quarter ended September 27, 2019, decreased slightly to 6.0% from 6.7% of annualized net sales for the quarter ended March 31, 2019. We generally operate in a net working capital targeted range between 6% to 8% of annualized revenue for the quarter.
Cash provided by investing activities was $1.6 billion during the six-month period ended September 27, 2019. This was primarily driven by $1.8 billion of cash collections on deferred purchase price from our ABS programs during the six-month period ended September 27, 2019, offset by approximately $218 million of net capital expenditures for property and equipment to continue expanding capabilities and capacity in support of our expanding IEI and HRS businesses.
We believe adjusted free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our adjusted free cash flow is defined as cash from operations, plus cash collections of deferred purchase price, less net purchases of property and equipment to present adjusted cash flows on a consistent basis for investor transparency. We also excluded the impact to cash flows related to certain vendor programs that is required for US GAAP presentation. In addition, for the six-month period ended September 27, 2019, we added the cash inflows related to the receivable sold to certain financial institutions as described in more details in note 2 to the condensed consolidated financial statements in our adjusted free cash flow calculation. Our adjusted free cash flows for the six-month period ended September 27, 2019 was $301 million compared to a use of $245 million for the six-month period ended September 28, 2018. Adjusted free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Adjusted free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Adjusted free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Six-Month Periods Ended
	September 27, 2019	September 28, 2018
	(In millions)
Net cash used in operating activities	(1,648)	$(1,708)
Cash collection of deferred purchase price and other	2,167	1,813
Purchases of property and equipment	(271)	(363)
Proceeds from the disposition of property and equipment	53	13
Adjusted free cash flow	$301	$(245)
Cash provided by financing activities was $132 million during the six-month period ended September 27, 2019, which was primarily driven by $448 million of proceeds, net of discount, received following the issuance of the 2029 Notes, $300 million of proceeds following the execution of our term loan agreement due April 2024 during the first quarter of fiscal year 2020, coupled with $336 million of proceeds from the sale of receivables to certain financial institutions (as further described in note 2 to the condensed consolidated financial statements) and $31 million of proceeds from drawdowns from our India term loan facility. For further information on the 2029 Notes and the Term Loan due 2024, see note 7 to the condensed consolidated financial statements. Partially offsetting the proceeds described above were i) $500 million of cash paid for the repurchase of the outstanding balance of our 4.625% Notes due February 2020, ii) $250 million of cash paid for the partial prepayment of the term loan due November 2021, iii) $91 million of cash paid for the outstanding balance of our short-term bank borrowings facility in India, and iv) $112 million of cash paid for the repurchase of our ordinary shares.
Our cash balances are generated and held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months. As of September 27, 2019, and March 31, 2019, over half of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $1.6 billion as of March 31, 2019). Repatriation could result in an additional income tax payment; however, for the majority of our foreign entities, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.
Future liquidity needs will depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, and the levels of shipments and changes in the volumes of customer orders.
We maintain global paying services agreements with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers who elect to participate in the program. The agreements allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. The cumulative payments due to suppliers participating in the programs amounted to approximately $0.2 billion and $0.3 billion for the three and six-month periods ended September 27, 2019, respectively, and approximately $0.1 billion and $0.2 billion for the three and six-month periods ended September 28, 2018, respectively. Pursuant to their agreement with one of the financial institutions, certain suppliers may elect to be paid early at their discretion. We are not always notified when our suppliers sell receivables under these programs. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.
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
Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 20, 2019. During the six-month period ended September 27, 2019, we paid $112 million to repurchase shares under the current and prior repurchase plans at an average price of $10.24 per share. As of September 27, 2019, shares in the aggregate amount of $463 million were available to be repurchased under the current plan.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2019.
During the first quarter of fiscal year 2020, we entered into a JPY 33.525 billion term loan agreement due April 2024, at three-month Yen LIBOR plus 0.50%, which was then swapped to U.S. dollars. In addition, we issued $450 million of 4.875% Notes due June 15, 2029. Part of the proceeds obtained were used to repay the outstanding balance of our existing 4.625% Notes due February 2020, and $250 million of the Term Loan due November 2021.
Other than the changes discussed above, there were no material changes in our contractual obligations and commitments since March 31, 2019.
OFF-BALANCE SHEET ARRANGEMENTS
We sell designated pools of trade receivables to unaffiliated financial institutions under our ABS programs, and in addition to cash, we receive a deferred purchase price receivable for each pool of the receivables sold. Each of these deferred purchase price receivables serves as additional credit support to the financial institutions and is recorded at its estimated fair value. As of September 27, 2019, and March 31, 2019, the fair values of our deferred purchase price receivable were approximately $357 million and $293 million, respectively. As of September 27, 2019, and March 31, 2019, the outstanding balance on receivables sold for cash was $1.3 billion under all our accounts receivable sales programs, which are not included in our condensed consolidated balance sheets. For further information, see note 12 to the condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the six-month period ended September 27, 2019 as compared to the fiscal year ended March 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 27, 2019. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 27, 2019, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
Except for the implementation of certain internal controls related to our April 1, 2019 adoption of ASC 842, Leases, guidance issued by the Financial Accounting Standards Board, there were no changes in our internal control over financial reporting that occurred during our first and second quarters of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For a description of our material legal proceedings, see note 14 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2019, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results. We are including the following revised risk factors, which update and supersede the corresponding risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2019, and which should be read in conjunction with our description of risk factors in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended March 31, 2019:
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
The attractiveness of our services to customers and our ability to conduct business with certain customers can be affected by changes in U.S. and other countries' trade policies. In 2018, the U.S. imposed tariffs on a large variety of products of Chinese origin. The U.S. government has also indicated a readiness to further expand the scope of the tariffs on Chinese goods if negotiations are not successful, and most recently, effective May 10, 2019, increased tariffs on $200 billion of Chinese goods to 25%. Further, on May 15, 2019, President Trump issued an executive order designed to secure the information and communications technology and services supply chain, which would restrict the acquisition or use in the United States of information and communications technology or services designed, developed, manufactured, or supplied by persons owned by, controlled by, or subject to the jurisdiction or direction of foreign adversaries. The executive order is subject to implementation by the Secretary of Commerce and applies to contracts entered into prior to the effective date of the order. In addition, the U.S. Commerce Department has implemented additional restrictions and may implement further restrictions that would affect conducting business with certain Chinese companies. Depending upon their duration and implementation, as well as our ability to mitigate their impact, these tariffs, the executive order and its implementation and other regulatory actions could materially affect our business, including in the form of increased cost of goods sold, decreased margins, increased pricing for customers, and reduced sales. Further, one of our former customers, Huawei Technologies Co., Ltd., and some of its affiliates have been added to the U.S. Department of Commerce’s Entity List, and we could be subject to reputational harm based on its business activities, including activities with sanctioned countries.
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
From time to time, we are involved in various claims, suits, investigations and legal proceedings. Additional legal claims or regulatory matters may arise in the future and could involve matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims and other issues on a global basis. If we receive an adverse judgment in any such matter, we could be required to pay substantial damages and cease certain practices or activities. Regardless of the merits of the claims, litigation and other proceedings may be both time-consuming and disruptive to our business. The defense and ultimate outcome of any lawsuits or other legal proceedings may result in higher operating expenses and a decrease in operating margin, which could have a material adverse effect on our business, financial condition, or results of operations.
On May 8, 2018, a putative class action was filed in the Northern District of California against the Company and certain officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, alleging misstatements and/or omissions in certain of the Company’s financial results, press releases and SEC filings made during the putative class period of January 26, 2017 through April 26, 2018. On October 1, 2018, the Court appointed lead plaintiff and lead plaintiff’s counsel in the case. On November 28, 2018, lead plaintiff filed an amended complaint alleging misstatements and/or omissions in certain of the Company’s SEC filings, press releases, earnings calls, and analyst and investor conferences and expanding the putative class period through October 25, 2018. On April 3, 2019, the Court vacated its prior order appointing lead plaintiff and lead plaintiff’s counsel and reopened the lead plaintiff appointment process. On September 26, 2019, the Court appointed a new lead plaintiff and lead plaintiff’s counsel in the case. Lead plaintiff’s deadline to file a further amended complaint is November 8, 2019, and Defendants’ deadline to move to dismiss is December 4, 2019. Any existing or future lawsuits could be time-consuming, result in significant expense and divert the attention and resources of our management and other key employees, as well as harm our reputation, business, financial condition or results of operations.
On February 14, 2019, we submitted an initial notification of voluntary disclosure to the U.S. Department of the Treasury, Office of Foreign Assets Control ("OFAC") regarding possible noncompliance with U.S. economic sanctions requirements among certain non-U.S. Flex-affiliated operations. We have initiated an internal investigation regarding this matter which is ongoing.  We cannot predict the total costs to be incurred in response to any steps taken by OFAC, the potential impact on our personnel or to what extent we could be subject to penalties, which could be material. Nor can we predict how long it will take to complete our investigation and for a disposition by OFAC.
Weak global economic conditions, geopolitical uncertainty and instability in financial markets may adversely affect our business, results of operations, financial condition, and access to capital markets.
Our revenue and gross margin depend significantly on general economic conditions and the demand for products in the markets in which our customers compete. Adverse worldwide economic conditions and geopolitical uncertainty may create challenging conditions in the electronics industry. For example, these conditions may be adversely impacted by the pending withdrawal of the United Kingdom from the EU (“Brexit”), which was originally scheduled to take place on October 31, 2019, following its referendum on EU membership. On October 22, 2019, the House of Commons of the United Kingdom voted for a withdrawal agreement to enact Brexit, but voted against the government’s motion setting forth a timetable for Brexit. There is therefore significant uncertainty regarding the specific timing and the terms on which the United Kingdom will leave the EU. The political and economic instability created by Brexit caused and may continue to cause significant volatility in global markets. Additionally, conditions may be adversely impacted by the actions that the U.S. or other countries have taken or may take with respect to certain treaty and trade relationships with other countries. These conditions may result in reduced consumer and business confidence and spending in many countries, a tightening in the credit markets, a reduced level of liquidity in many financial markets, high volatility in credit, fixed income and equity markets, currency exchange rate fluctuations, and global economic uncertainty. In addition, longer term disruptions in the capital and credit markets could adversely affect our access to liquidity needed for our business. If financial institutions that have extended credit commitments to us are adversely affected by the conditions of the U.S. and international capital markets, they may become unable to fund borrowings under their credit commitments to us, which could have an adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our ordinary shares made by us for the period from June 29, 2019 through September 27, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 29, 2019 - August 2, 2019 (2)	148,905	$10.76	148,905	$270,920,458
August 3, 2019 - August 30, 2019 (2) (3)	3,721,732	$9.98	3,721,732	$484,411,060
August 31, 2019 - September 27, 2019 (3)	2,057,106	$10.42	2,057,106	$462,981,874
Total	5,927,743		5,927,743

(1)
During the period from June 29, 2019 through September 27, 2019, all purchases were made pursuant to the program discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)
On August 16, 2018, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of June 28, 2019, we had shares in the aggregate amount of $272.5 million available to be repurchased under this plan, of which 2.3 million shares in the aggregate amount of $23.1 million were repurchased as of August 20, 2019 (after which authorization under this plan terminated).

(3)
On August 20, 2019, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of September 27, 2019, shares in the aggregate amount of $463.0 million were available to be repurchased under the current plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
EXHIBIT INDEX

			Incorporated by Reference			Filed
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith

3.01	Constitution of the Registrant (incorporating all amendments as at August 20, 2019)					X
15.01	Letter in lieu of consent of Deloitte & Touche LLP.					X
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

FLEX LTD.
(Registrant)

/s/ REVATHI ADVAITHI
Revathi Advaithi
Chief Executive Officer
(Principal Executive Officer)

Date:	October 29, 2019
/s/ CHRISTOPHER E. COLLIER
Christopher E. Collier
Chief Financial Officer
(Principal Financial Officer)

Date:	October 29, 2019