Form 10-Q
period 2019-12-31
FLEX LTD.
filed 2020-01-31
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019

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

The number of shares of the registrant’s ordinary shares outstanding as of January 24, 2020 was 503,991,662.

FLEX LTD.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Report of Independent Registered Public Accounting Firm	3
	Condensed Consolidated Balance Sheets (unaudited) — December 31, 2019 and March 31, 2019	4
	Condensed Consolidated Statements of Operations (unaudited) — Three-Month and Nine-Month Periods Ended December 31, 2019 and December 31, 2018	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) — Three-Month and Nine-Month Periods Ended December 31, 2019 and December 31, 2018	6
	Condensed Consolidated Statements of Shareholders' Equity (unaudited) — Three-Month and Nine-Month Periods Ended December 31, 2019 and December 31, 2018	7
	Condensed Consolidated Statements of Cash Flows (unaudited) — Nine-Month Periods Ended December 31, 2019 and December 31, 2018	11
	Notes to Condensed Consolidated Financial Statements (unaudited)	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	49
Item 6.	Exhibits	50
Signatures		51

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flex Ltd.
Singapore

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Flex Ltd. and subsidiaries (the “Company”) as of December 31, 2019, the related condensed consolidated statements of operations, comprehensive income (loss), and shareholders' equity for the three-month and nine-month periods ended December 31, 2019 and December 31, 2018, the related condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2019 and December 31, 2018, and the related notes. Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
January 31, 2020

FLEX LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2019	As of March 31, 2019
	(In thousands, except share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,789,164	$1,696,625
Accounts receivable, net of allowance for doubtful accounts of $96,505 and $91,396 as of December 31, 2019 and March 31, 2019, respectively	3,004,174	2,612,961
Contract assets	199,682	216,202
Inventories	3,684,173	3,722,854
Other current assets	683,514	854,790
Total current assets	9,360,707	9,103,432
Property and equipment, net	2,205,967	2,336,213
Operating lease right-of-use assets, net	615,073	—
Goodwill	1,069,812	1,073,055
Other intangible assets, net	279,928	330,995
Other assets	603,930	655,672
Total assets	$14,135,417	$13,499,367

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$88,869	$632,611
Accounts payable	5,431,310	5,147,236
Accrued payroll	392,688	391,591
Other current liabilities	1,638,084	1,426,075
Total current liabilities	7,550,951	7,597,513
Long-term debt, net of current portion	2,701,112	2,421,904
Operating lease liabilities, non-current	540,007	—
Other liabilities	444,035	507,590
Shareholders’ equity
Ordinary shares, no par value; 554,481,851 and 566,787,620 issued, and 504,242,496 and 516,548,265 outstanding as of December 31, 2019 and March 31, 2019, respectively	6,404,721	6,523,750
Treasury stock, at cost; 50,239,355 shares as of December 31, 2019 and March 31, 2019	(388,215)	(388,215)
Accumulated deficit	(2,950,669)	(3,012,012)
Accumulated other comprehensive loss	(166,525)	(151,163)
Total shareholders’ equity	2,899,312	2,972,360
Total liabilities and shareholders’ equity	$14,135,417	$13,499,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(In thousands, except per share amounts) (Unaudited)
Net sales	$6,461,387	$6,922,827	$18,725,380	$19,984,387
Cost of sales	6,017,278	6,505,067	17,578,056	18,757,395
Restructuring charges	13,632	60,435	174,995	89,512
Gross profit	430,477	357,325	972,329	1,137,480
Selling, general and administrative expenses	217,904	237,556	632,838	722,608
Intangible amortization	15,598	20,308	48,903	57,059
Restructuring charges	984	5,408	24,128	10,921
Interest and other, net	36,207	54,087	135,650	136,889
Other charges (income), net	14,395	71,879	17,005	(8,515)
Income (loss) before income taxes	145,389	(31,913)	113,805	218,518
Provision for income taxes	34,001	13,256	74,485	60,767
Net income (loss)	$111,388	$(45,169)	$39,320	$157,751

Earnings (loss) per share:
Basic	$0.22	$(0.09)	$0.08	$0.30
Diluted	$0.22	$(0.09)	$0.08	$0.30
Weighted-average shares used in computing per share amounts:
Basic	506,938	524,876	511,198	528,528
Diluted	510,339	524,876	514,549	532,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(In thousands) (Unaudited)
Net income (loss)	$111,388	$(45,169)	$39,320	$157,751
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	9,997	(7,777)	(11,506)	(58,485)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	13,242	4,635	(3,856)	(15,193)
Comprehensive income (loss)	$134,627	$(48,311)	$23,958	$84,073

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Three Months Ended December 31, 2019	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
	(In thousands) Unaudited
BALANCE AT SEPTEMBER 27, 2019	509,150	$6,057,782	$(3,062,057)	$(58,654)	$(131,110)	$(189,764)	$2,805,961
Repurchase of Flex Ltd. ordinary shares at cost	(5,285)	(60,959)	—	—	—	—	(60,959)
Exercise of stock options	47	468	—	—	—	—	468
Issuance of Flex Ltd. vested shares under restricted share unit awards	330	—	—	—	—	—	—
Net income	—	—	111,388	—	—	—	111,388
Stock-based compensation, net of tax	—	19,215	—	—	—	—	19,215
Total other comprehensive income	—	—	—	13,242	9,997	23,239	23,239
BALANCE AT DECEMBER 31, 2019	504,242	$6,016,506	$(2,950,669)	$(45,412)	$(121,113)	$(166,525)	$2,899,312

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)

	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Nine Months Ended December 31, 2019	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Loss on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
	(In thousands) Unaudited
BALANCE AT MARCH 31, 2019	516,548	$6,135,535	$(3,012,012)	$(41,556)	$(109,607)	$(151,163)	$2,972,360
Repurchase of Flex Ltd. ordinary shares at cost	(16,238)	(173,117)	—	—	—	—	(173,117)
Exercise of stock options	225	1,196	—	—	—	—	1,196
Issuance of Flex Ltd. vested shares under restricted share unit awards	3,707	—	—	—	—	—	—
Net Income	—	—	39,320	—	—	—	39,320
Stock-based compensation, net of tax	—	53,332	—	—	—	—	53,332
Cumulative effect on opening equity of adopting accounting standards and other	—	(440)	22,023	—	—	—	21,583
Total other comprehensive loss	—	—	—	(3,856)	(11,506)	(15,362)	(15,362)
BALANCE AT DECEMBER 31, 2019	504,242	$6,016,506	$(2,950,669)	$(45,412)	$(121,113)	$(166,525)	$2,899,312

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)

	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Three Months Ended December 31, 2018	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
	(In thousands) Unaudited
BALANCE AT SEPTEMBER 28, 2018	528,887	$6,228,420	$(2,902,492)	$(55,574)	$(100,807)	$(156,381)	$3,169,547
Repurchase of Flex Ltd. ordinary shares at cost	(6,722)	(63,998)	—	—	—	—	(63,998)
Exercise of stock options	94	63	—	—	—	—	63
Issuance of Flex Ltd. vested shares under restricted share unit awards	214	—	—	—	—	—	—
Net loss	—	—	(45,169)	—	—	—	(45,169)
Stock-based compensation, net of tax	—	21,027	—	—	—	—	21,027
Total other comprehensive income (loss)	—	—	—	4,635	(7,777)	(3,142)	(3,142)
BALANCE AT DECEMBER 31, 2018	522,473	$6,185,512	$(2,947,661)	$(50,939)	$(108,584)	$(159,523)	$3,078,328

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)

	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Nine Months Ended December 31, 2018	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Loss on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
	(In thousands) Unaudited
BALANCE AT MARCH 31, 2018	528,078	$6,248,532	$(3,144,114)	$(35,746)	$(50,099)	$(85,845)	$3,018,573
Repurchase of Flex Ltd. ordinary shares at cost	(11,151)	(123,978)	—	—	—	—	(123,978)
Exercise of stock options	170	194	—	—	—	—	194
Issuance of Flex Ltd. vested shares under restricted share unit awards	5,376	—	—	—	—	—	—
Net income	—	—	157,751	—	—	—	157,751
Stock-based compensation, net of tax	—	61,060	—	—	—	—	61,060
Cumulative effect on opening equity of adopting accounting standards and other	—	(296)	38,702	—	—	—	38,406
Total other comprehensive loss	—	—	—	(15,193)	(58,485)	(73,678)	(73,678)
BALANCE AT DECEMBER 31, 2018	522,473	$6,185,512	$(2,947,661)	$(50,939)	$(108,584)	$(159,523)	$3,078,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Periods Ended
	December 31, 2019	December 31, 2018
	(In thousands) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,320	$157,751
Depreciation, amortization and other impairment charges	525,596	507,164
Gain from deconsolidation of Bright Machines	—	(86,614)
Changes in working capital and other	(2,264,222)	(2,906,906)
Net cash used in operating activities	(1,699,306)	(2,328,605)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(375,774)	(592,092)
Proceeds from the disposition of property and equipment	102,324	86,724
Acquisition of businesses, net of cash acquired	(1,390)	(12,796)
Proceeds from divestiture of businesses, net of cash held in divested businesses	3,402	267,147
Cash collections of deferred purchase price	2,510,633	2,707,562
Other investing activities, net	21,868	14,687
Net cash provided by investing activities	2,261,063	2,471,232
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	1,017,148	2,481,407
Repayments of bank borrowings and long-term debt	(1,307,611)	(2,447,873)
Payments for repurchases of ordinary shares	(173,117)	(123,979)
Net proceeds from issuance of ordinary shares	1,196	195
Other financing activities, net	461	9,689
Net cash used in financing activities	(461,923)	(80,561)
Effect of exchange rates on cash and cash equivalents	(7,295)	(31,122)
Net increase in cash and cash equivalents	92,539	30,944
Cash and cash equivalents, beginning of period	1,696,625	1,472,424
Cash and cash equivalents, end of period	$1,789,164	$1,503,368

Non-cash investing activities:
Unpaid purchases of property and equipment	$64,115	$94,592
Non-cash investment in Bright Machines	$—	$127,641

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
Basis of Presentation
 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2019 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended December 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020.
The first quarters for fiscal years 2020 and 2019 ended on June 28, 2019, which is comprised of 89 days in the period, and June 29, 2018, which is comprised of 90 days in the period, respectively. The second quarters for fiscal years 2020 and 2019 ended on September 27, 2019 and September 28, 2018, which are comprised of 91 days in both periods. The Company's third quarters ended on December 31 of each year, which are comprised of 95 days and 94 days for fiscal years 2020 and 2019, respectively.
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
As previously disclosed, the Company has made certain immaterial corrections to net sales previously reported for the first, second, and third quarters of fiscal year 2019 primarily to reflect revenue from certain contracts with customers on a net basis. As a result of correcting these errors, net sales and cost of sales in the accompanying Condensed Consolidated Statement of Operations for the three-month and nine-month periods ended December 31, 2018 have been reduced by $22 million and $95 million, respectively, from previously reported amounts. These corrections had no impact on gross profit, segment income or net income for the periods presented. Amounts presented for the three-month and nine-month periods ended December 31, 2018 related to the disaggregation of revenue in the CTG segment in Note 4, and CTG segment net sales and total net sales in Note 16, have also been restated accordingly. The Company evaluated these corrections, considering both qualitative and quantitative factors, and concluded they are immaterial to the previously issued financial statements.
Recently Adopted Accounting Pronouncement
In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, "Leases", and subsequent updates (collectively, referred to as Accounting Standard Codification 842 or “ASC 842”). ASC 842 requires a lessee to recognize a right of use (“ROU”) asset and lease liability. Leases will be classified as finance or operating, with classification affecting the recognition of expense and presentation in the income statement.
The Company adopted ASC 842 on April 1, 2019 using the optional transition method, by which companies may elect not to recast the comparative periods presented in financial statements in the period of adoption and recognize a cumulative effect adjustment in the period of adoption. As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the Company's adoption date. The Company has elected to adopt the package of transition practical expedients and, therefore, has not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized. In addition, the Company has elected the short-term lease recognition and measurement exemption for all classes of assets, which allows the Company to not recognize ROU assets and lease liabilities for leases with a lease term of 12 months or less and with no purchase option the Company is reasonably certain of exercising. The Company has also elected the practical expedient to account for the lease and nonlease components as a single lease component, for all classes of underlying assets. Therefore, the lease payments used to measure the lease liability include all of the fixed considerations in the contract. Lease payments included in the measurement of the lease liability comprise the following: fixed payments (including in-substance fixed payments), and variable payments that depend on an index or rate (initially measured using the index or rate at the lease commencement date). As the Company cannot determine the interest rate implicit in the lease for its leases, the Company uses its estimate of the incremental borrowing rate as of the commencement date in determining the present value of lease payments. The Company’s estimated incremental borrowing rate is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The lease term for all of the Company’s leases includes the non-cancellable period of the lease plus any additional periods covered by either an option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.
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
In August 2018, the FASB issued ASU 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”, which amends ASC 820 to add, remove, and modify fair value measurement disclosure requirements. The Company adopted the guidance during the first quarter of fiscal year 2020 with an immaterial impact on the Company's financial position, results of operations and cash flows.
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
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, and ASU 2019-11, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance is effective for the Company beginning in the first quarter of fiscal year 2021 with early adoption permitted. The Company is currently assessing and expects the new guidance to have an immaterial impact on its consolidated financial statements, and it intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2021.
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
In December 2019, the FASB issued ASU 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", which removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The guidance is effective for the Company beginning in the first quarter of fiscal year 2022 with early adoption permitted. The Company expects the new guidance will have an immaterial impact on its consolidated financial statements, and intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2022.
2.  BALANCE SHEET ITEMS
Inventories
The components of inventories, net of applicable lower of cost and net realizable value write-downs, were as follows:

	As of December 31, 2019	As of March 31, 2019
	(In thousands)
Raw materials	$2,723,041	$2,922,101
Work-in-progress	382,881	366,135
Finished goods	578,251	434,618
	$3,684,173	$3,722,854

Goodwill and Other Intangible Assets
The following table summarizes the activity in the Company’s goodwill account for each of its four reporting units (which align to the Company's reportable segments) during the nine-month period ended December 31, 2019:

	HRS	IEI	CEC	CTG	Total
	(In thousands)
Balance, beginning of the year	$507,209	$333,257	$129,325	$103,264	$1,073,055
Divestitures	(1,102)	(137)	—	—	(1,239)
Foreign currency translation adjustments	(2,004)	—	—	—	(2,004)
Balance, end of the period	$504,103	$333,120	$129,325	$103,264	$1,069,812

The components of acquired intangible assets are as follows:

	As of December 31, 2019			As of March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets:
Customer-related intangibles	$277,422	$(120,812)	$156,610	$297,306	$(113,627)	$183,679
Licenses and other intangibles	247,097	(123,779)	123,318	274,604	(127,288)	147,316
Total	$524,519	$(244,591)	$279,928	$571,910	$(240,915)	$330,995

Goodwill is tested for impairment on an annual basis and whenever events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying value, including goodwill, to the fair value of the reporting unit, which typically is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. As previously disclosed, at the date of its most recent annual impairment test the fair value of the CTG reporting unit exceeded its carrying value by 22%. The Company has assessed whether an interim impairment test should be performed on the CTG reporting unit in light of recent CTG’s financial performance. Management has concluded that it is more likely than not that CTG’s fair value exceeds its carrying value as of December 31, 2019, thus a full interim impairment test was not completed. The Company shall perform its next annual impairment test on January 1, 2020. As the Company continues to refine its long-term strategy for the CTG reporting unit, it is reasonably possible that changes in circumstances could require management to perform additional impairment tests for CTG. In the event that CTG is determined to be impaired during the annual impairment test, the resulting charge could be material to the consolidated results of operations.
The gross carrying amounts of intangible assets are removed when fully amortized. The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2020 (1)	$15,351
2021	60,289
2022	51,846
2023	44,193
2024	42,572
Thereafter	65,677
Total amortization expense	$279,928
____________________________________________________________

(1)	Represents estimated amortization for the remaining three-month period ending March 31, 2020.

 Other Current Assets
Other current assets include approximately $292.5 million as of March 31, 2019 for the deferred purchase price receivable from the Company's Asset-Backed Securitization programs. Effective November 2019, the Company amended its Asset-Backed Securitization programs and removed the requirement for the deferred purchase price receivable. Approximately $55 million of the repurchased deferred purchase price receivable under the old Asset-Backed Securitization programs remains uncollected and outstanding as of December 31, 2019, and was included in other current assets and carried at the expected recovery amount. See note 12 for additional information.
Other Current Liabilities
Other current liabilities include customer working capital advances of $239.9 million and $266.3 million, customer-related accruals of $212.4 million and $260.1 million, and contract liabilities, identified as deferred revenue of $523.2 million and $271.8 million, as of December 31, 2019 and March 31, 2019, respectively. The customer working capital advances are not interest-bearing, do not have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production. Following the adoption of ASC 842, current operating lease liabilities were $121.0 million as of December 31, 2019.
3.  LEASES
The Company has several commitments under operating leases for warehouses, buildings, and equipment. The Company also has a minimal number of finance leases with an immaterial impact on its condensed consolidated financial statements. Leases have initial lease terms ranging from 1 year to 23 years.
The components of lease cost were as follow (in thousands):

Lease cost	Three-Month Period Ended	Nine-Month Period Ended
	December 31, 2019	December 31, 2019
Operating lease cost	$40,278	$122,767

Amounts reported in the condensed consolidated balance sheet as of the period ended December 31, 2019 were (in thousands, except weighted average lease term and discount rate):

As of December 31, 2019
Operating Leases:
Operating lease right of use assets	$615,073
Operating lease liabilities	661,034

Weighted-average remaining lease term (In years)
Operating leases	7.5

Weighted-average discount rate
Operating leases	4.2%

Other information related to leases was as follow (in thousands):

Nine-Month Period Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$106,748

For the three and nine-month periods ended December 31, 2019, the Company sold and leased back certain properties and received cash proceeds of $34.1 million and $69.6 million, respectively, resulting in total gains of $18.3 million and $32.7 million, respectively, recorded in cost of sales within the condensed statements of operations. For the three and nine-month periods ended December 31, 2018, the Company sold and leased back certain properties and received cash proceeds of $67.7 million and recorded a deferred gain of $22 million. As a result of adopting ASC 842 as of April 1, 2019, the Company recognized the deferred gain to prior year retained earnings.
Future lease payments under non-cancellable leases as of December 31, 2019 are as follows (in thousands):

Fiscal Year Ended March 31,	Operating Leases
2020 (1)	$40,977
2021	132,642
2022	111,967
2023	99,453
2024	83,555
Thereafter	312,807
Total undiscounted lease payments	781,401
Less: imputed interest	120,367
Total lease liabilities	$661,034

(1)	Represents estimated lease payments for the remaining three-month period ending March 31, 2020.
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
A contract liability is recognized when the Company receives payments in advance of the satisfaction of performance and is included in other current liabilities on the condensed consolidated balance sheets. Contract liabilities, identified as deferred revenue, were $523.2 million and $271.8 million as of December 31, 2019 and March 31, 2019, respectively.
Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated based on timing of transfer - point in time and over time - for the three and nine-month periods ended December 31, 2019 and December 31, 2018 (in thousands), respectively.

	Three-Month Period Ended December 31, 2019
	HRS	IEI	CEC	CTG	Total
Timing of Transfer
Point in time	$978,026	$1,471,116	$1,513,721	$1,191,491	$5,154,354
Over time	266,689	517,749	367,690	154,905	1,307,033
Total segment	$1,244,715	$1,988,865	$1,881,411	$1,346,396	$6,461,387

	Nine-Month Period Ended December 31, 2019
	HRS	IEI	CEC	CTG	Total
Timing of Transfer
Point in time	$2,843,866	$3,734,151	$4,263,144	$3,319,972	$14,161,133
Over time	767,523	1,677,196	1,205,713	913,815	4,564,247
Total segment	$3,611,389	$5,411,347	$5,468,857	$4,233,787	$18,725,380

	Three-Month Period Ended December 31, 2018
	HRS	IEI	CEC	CTG	Total
Timing of Transfer
Point in time	$929,638	$1,198,669	$1,663,262	$1,232,712	$5,024,281
Over time	276,714	460,256	596,966	564,610	1,898,546
Total segment	$1,206,352	$1,658,925	$2,260,228	$1,797,322	$6,922,827

	Nine-Month Period Ended December 31, 2018
	HRS	IEI	CEC	CTG	Total
Timing of Transfer
Point in time	$2,827,959	$3,351,886	$4,675,809	$3,732,545	$14,588,199
Over time	801,790	1,319,302	1,679,502	1,595,594	5,396,188
Total segment	$3,629,749	$4,671,188	$6,355,311	$5,328,139	$19,984,387

5.  SHARE-BASED COMPENSATION
The Company's primary plan used for granting equity compensation awards is the 2017 Equity Incentive Plan (the "2017 Plan").
The following table summarizes the Company’s share-based compensation expense:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(In thousands)
Cost of sales	$4,275	$4,769	$11,427	$14,940
Selling, general and administrative expenses	14,940	16,258	41,905	46,121
Total share-based compensation expense	$19,215	$21,027	$53,332	$61,061

Total unrecognized compensation expense related to share options under all plans as well as the number of options outstanding and exercisable were immaterial as of December 31, 2019.

During the nine-month period ended December 31, 2019, the Company granted 8.2 million unvested restricted share unit ("RSU") awards. Of this amount, approximately 6.4 million are plain-vanilla unvested RSU awards that vest over four years, with no performance or market conditions, and with an average grant date price of $9.22 per award. Further, approximately 1.8 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions. The average grant date fair value of these awards contingent on certain market conditions was estimated to be $11.92 per award and was calculated using a Monte Carlo simulation. The number of shares contingent on market conditions that ultimately will vest will range from zero up to a maximum of 3.6 million based on a measurement of the percentile rank of the Company’s total shareholder return over a certain specified period against the Standard and Poor’s (“S&P”) 500 Composite Index, and will cliff vest after a period of three years, to the extent such market conditions have been met.
As of December 31, 2019, approximately 17.0 million unvested RSU awards under all plans were outstanding, of which vesting for a targeted amount of 3.5 million awards is contingent primarily on meeting certain market conditions. The number of shares that will ultimately be issued can range from zero to 7.0 million based on the achievement levels of the respective conditions. During the nine-month period ended December 31, 2019, no shares vested in connection with the awards with market conditions granted in fiscal year 2017.
As of December 31, 2019, total unrecognized compensation expense related to unvested RSU awards under all plans was approximately $139.5 million, and will be recognized over a weighted-average remaining vesting period of 2.4 years.
6.  EARNINGS (LOSS) PER SHARE
The following table reflects basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share attributable to the shareholders of Flex:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(In thousands, except per share amounts)
Basic earnings (loss) per share:
Net income (loss)	$111,388	$(45,169)	$39,320	$157,751
Shares used in computation:
Weighted-average ordinary shares outstanding	506,938	524,876	511,198	528,528
Basic earnings (loss) per share	$0.22	$(0.09)	$0.08	$0.30

Diluted earnings (loss) per share:
Net income (loss)	$111,388	$(45,169)	$39,320	$157,751
Shares used in computation:
Weighted-average ordinary shares outstanding	506,938	524,876	511,198	528,528
Weighted-average ordinary share equivalents from stock options and restricted share unit awards (1) (2)	3,401	—	3,351	3,780
Weighted-average ordinary shares and ordinary share equivalents outstanding	510,339	524,876	514,549	532,308
Diluted earnings (loss) per share	$0.22	$(0.09)	$0.08	$0.30
____________________________________________________________

(1)
An immaterial number of options to purchase ordinary shares were excluded from the computation of diluted earnings (loss) per share during the three and nine-month periods ended December 31, 2019 and December 31, 2018, respectively, due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

(2)
RSU awards of 3.7 million and 4.0 million for the three and nine-month periods ended December 31, 2019 were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents. An immaterial number and 6.6 million of anti-dilutive RSU awards for the three and nine-month periods ended December 31, 2018, respectively, were excluded from the computation of diluted earnings (loss) per share.

7.  BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt as of December 31, 2019 are as follows:

	As of December 31, 2019	As of March 31, 2019
	(In thousands)
4.625% Notes due February 2020	$—	$500,000
Term Loan due November 2021	—	671,563
Term Loan, including current portion, due in installments through June 2022	439,688	458,531
5.000% Notes due February 2023	500,000	500,000
Term Loan due April 2024 - three-month Yen LIBOR plus 0.50%	305,927	—
4.75% Notes due June 2025	597,150	596,815
4.875% Notes due June 2029	662,205	—
India Facilities	133,145	170,206
Other	165,897	168,039
Debt issuance costs	(14,031)	(10,639)
	2,789,981	3,054,515
Current portion, net of debt issuance costs	(88,869)	(632,611)
Non-current portion	$2,701,112	$2,421,904

The weighted-average interest rate for the Company's long-term debt was 4.1% and 4.2% as of December 31, 2019 and March 31, 2019.
During fiscal year 2020, and as further discussed below, the Company entered into a JPY 33.525 billion term loan agreement due April 2024, in addition to issuing $650 million of 4.875% Notes due June 15, 2029. Part of the proceeds obtained were used to repay the outstanding balances of the Company's existing 4.625% Notes due February 2020, and the Term Loan due November 2021. As both transactions were determined to fall under extinguishment accounting, the Company recognized an immaterial loss on extinguishment during the three-month and nine-month periods ended December 31, 2019, which was recorded in interest and other, net on the condensed consolidated statements of operations during the period.
Scheduled repayments of the Company's long-term debt as of December 31, 2019 are as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2020 (1)	$6,630
2021	99,787
2022	206,041
2023	862,849
2024	60,438
Thereafter	1,568,267
Total	$2,804,012

(1)	Represents estimated repayments for the remaining three-month period ending March 31, 2020.
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
This term loan is unsecured, and contains customary restrictions on the ability of the Company and its subsidiaries to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of exceptions and limitations. This term loan agreement also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio, as defined therein, during its term. As of December 31, 2019, the Company was in compliance with the covenants under this term loan agreement.
Notes due June 2029
In June 2019, the Company issued $450 million of 4.875% Notes due June 15, 2029 (the “Existing 2029 Notes”), at 99.607% of face value. In November 2019, as a further issuance of the Existing 2029 Notes, the Company issued under the same terms, an additional $200 million of 4.875% Notes due June 15, 2029 (together with the "Existing 2029 Notes" above, the "2029 Notes"), at 107.289% of face value. Immediately after the issuance of the notes issued in November 2019, the Company has $650 million aggregate principal amount of 4.875% Notes due 2029 outstanding. The Company received in aggregate, proceeds of approximately $662.8 million, net of discount and premium, from the issuances which were used, together with available cash, to refinance certain other outstanding debt. The Company incurred and capitalized as a direct reduction to the carrying amount of the notes presented on the balance sheet approximately $6.6 million of costs in conjunction with the issuance of the 2029 Notes.
Interest on the 2029 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2019. The 2029 Notes are senior unsecured obligations of the Company and rank equally with all of the Company’s other existing and future senior and unsecured indebtedness.
The Indenture governing the 2029 Notes contains covenants that, among other things, restrict the ability of the Company and certain of the Company's subsidiaries to create liens; enter into sale-leaseback transactions; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's assets to, another person, or permit any other person to consolidate, merge, combine or amalgamate with or into the Company. These covenants are subject to a number of significant limitations and exceptions set forth in the indenture. The indenture also provides for customary events of default, including, but not limited to, cross defaults to certain specified other debt of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding 2029 Notes will become due and payable immediately without further action or notice. If any other event of default under the indenture occurs or is continuing, the trustee or holders of at least 25% in aggregate principal amount of the then outstanding 2029 Notes may declare all of the 2029 Notes to be due and payable immediately, but upon certain conditions such declaration and its consequences may be rescinded and annulled by the holders of a majority in principal amount of the 2029 Notes. As of December 31, 2019, the Company was in compliance with the covenants in the indenture governing the 2029 Notes.
8.  INTEREST AND OTHER, NET
Interest and other, net for the three and nine-month periods ended December 31, 2019 and December 31, 2018 are primarily composed of the following:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(In thousands)
Interest expenses on debt obligations (1)	$35,131	$38,830	$114,020	$107,486
ABS and AR sales programs related expenses	10,512	12,077	35,151	32,666
Interest income	(5,452)	(4,198)	(15,250)	(14,070)
(Gain) Loss on foreign exchange transactions	(2,974)	(3,284)	(7,027)	1,902

(1)
Interest expense on debt obligations for the three and nine-month periods ended December 31, 2019 include debt extinguishment costs of $0.8 million and $7.2 million, respectively, related to the full repayments of the Notes due February 2020 and the Term Loan due November 2021. There were no debt extinguishment costs incurred during the fiscal year 2019.

9.  OTHER CHARGES (INCOME), NET
During fiscal year 2019, the Company deconsolidated Bright Machines and recognized a gain of $87.3 million in other income, net. During the three-month ended December 31, 2019 and in connection with the Company’s ongoing assessment of its investment portfolio strategy, the Company concluded that the carrying amount of the investment was other than temporarily impaired and recognized a $15.8 million impairment charge.

During the three-month period ended December 31, 2018, the Company recognized other charges of $71.9 million, primarily driven by a $70.1 million charge related to the impairment of a certain investment in an unrelated third-party venture backed company. This charge was offset by the $87.3 million gain on the deconsolidation of Bright Machines for the nine-month period ended December 31, 2018.
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
As of December 31, 2019, the aggregate notional amount of the Company’s outstanding foreign currency derivative contracts was $8.5 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	1,150,500	—	$164,376	$—
EUR	40,108	45,480	44,695	51,528
HUF	24,594,000	—	82,980	—
ILS	222,000	—	64,197	—
JPY	33,525,000	—	300,000	—
MXN	3,840,000	—	203,768	—
MYR	256,000	30,000	61,801	7,242
RON	177,000	—	41,309	—
Other	N/A	N/A	93,062	—
			1,056,188	58,770
Other Foreign Currency Contracts
BRL	—	1,030,000	—	253,982
CAD	61,635	35,624	47,100	27,223
CNY	3,531,534	140,048	500,586	20,000
EUR	1,891,736	2,090,728	2,109,548	2,329,869
GBP	48,512	63,795	63,479	83,458
HUF	60,687,931	58,055,222	204,760	195,877
ILS	111,600	47,600	32,272	13,765
INR	8,051,000	6,956,674	112,834	97,495
JPY	2,832,862	2,215,532	25,865	20,242
MXN	5,106,692	3,870,080	270,984	205,364
MYR	1,060,570	817,890	256,034	197,448
PLN	117,246	82,118	30,733	21,525
SEK	529,107	611,979	56,023	65,493
SGD	98,938	63,959	73,168	47,300
Other	N/A	N/A	41,622	26,027
			3,825,008	3,605,068

Total Notional Contract Value in USD			$4,881,196	$3,663,838

As of December 31, 2019, the fair value of the Company’s short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the condensed consolidated statements of operations. As of December 31, 2019 and March 31, 2019, the Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. Deferred gains were immaterial as of December 31, 2019, and are expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations primarily over the next twelve-month period, except for the USD JPY cross currency swap, which is further discussed below.
The Company entered into a USD JPY cross currency swap to hedge the foreign currency risk on the JPY term loan due April 2024, and the fair value of the cross currency swap was included in other assets as of December 31, 2019. The changes in fair value of the USD JPY cross currency swap are reported in accumulated other comprehensive loss, with the impact of the excluded component reported in interest and other, net. In addition, a corresponding amount is reclassified out of accumulated other comprehensive loss to interest and other, net to offset the remeasurement of the underlying JPY loan principal which also impacts the same line.
The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2019	March 31, 2019	Balance Sheet Location	December 31, 2019	March 31, 2019
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$9,113	$10,503	Other current liabilities	$10,284	$10,282
Foreign currency contracts	Other assets	$9,782	$—	Other liabilities	$—	$—

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$27,147	$16,774	Other current liabilities	$21,347	$17,144

The Company has financial instruments subject to master netting arrangements, which provide for the net settlement of all contracts with a single counterparty. The Company does not offset fair value amounts for assets and liabilities recognized for derivative instruments under these arrangements, and as such, the asset and liability balances presented in the table above reflect the gross amounts of derivatives in the condensed consolidated balance sheets. The impact of netting derivative assets and liabilities is not material to the Company’s financial position for any of the periods presented.
11.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	December 31, 2019			December 31, 2018
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(58,654)	$(131,110)	$(189,764)	$(55,574)	$(100,807)	$(156,381)
Other comprehensive gain (loss) before reclassifications	1,134	11,443	12,577	(14,683)	(7,777)	(22,460)
Net (gains) losses reclassified from accumulated other comprehensive loss	12,108	(1,446)	10,662	19,318	—	19,318
Net current-period other comprehensive gain (loss)	13,242	9,997	23,239	4,635	(7,777)	(3,142)
Ending balance	$(45,412)	$(121,113)	$(166,525)	$(50,939)	$(108,584)	$(159,523)

	Nine-Month Periods Ended
	December 31, 2019			December 31, 2018
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(41,556)	$(109,607)	$(151,163)	$(35,746)	$(50,099)	$(85,845)
Other comprehensive loss before reclassifications	(7,817)	(10,060)	(17,877)	(55,396)	(58,485)	(113,881)
Net (gains) losses reclassified from accumulated other comprehensive loss	3,961	(1,446)	2,515	40,203	—	40,203
Net current-period other comprehensive loss	(3,856)	(11,506)	(15,362)	(15,193)	(58,485)	(73,678)
Ending balance	$(45,412)	$(121,113)	$(166,525)	$(50,939)	$(108,584)	$(159,523)

Substantially all unrealized losses relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three and nine-month periods ended December 31, 2019 were recognized as a component of cost of sales in the condensed consolidated statement of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges.
12.  TRADE RECEIVABLES SECURITIZATION
The Company sells trade receivables under two asset-backed securitization programs and an accounts receivable factoring program.
Asset-Backed Securitization Programs
The Company continuously sells designated pools of trade receivables under its Global Asset-Backed Securitization Agreement (the “Global Program”) and its North American Asset-Backed Securitization Agreement (the “North American Program,” collectively, the “ABS Programs”) to affiliated special purpose entities, each of which in turn sells the receivables to unaffiliated financial institutions.
Prior to November 2019, these programs allowed the operating subsidiaries to receive a cash payment and a deferred purchase price receivable for sold receivables ("Old ABS Programs"). The portion of the purchase price for the receivables which was not paid by the unaffiliated financial institutions in cash was a deferred purchase price receivable, which was paid to the special purpose entity as payments on the receivables were collected from account debtors. The deferred purchase price receivable represented a beneficial interest in the transferred financial assets and was recognized at fair value as part of the sale transaction. The accounts receivable balances that were sold under the Old ABS Programs were removed from the condensed consolidated balance sheets and the net cash proceeds received by the Company were included as cash provided by operating activities in the condensed consolidated statements of cash flows. The Company recognized these proceeds net of the deferred purchase price, consisting of a receivable from the purchasers that entitled the Company to certain collections on the receivable. The Company recognized the collection of the deferred purchase price in net cash provided by investing activities in the condensed consolidated statements of cash flows.
Effective November 2019, the Company amended the ABS programs to extend the facilities to November 26, 2021, and removed the requirement for the deferred purchase price receivable ("New ABS Programs"). Under the New ABS Programs, the entire purchase price of sold receivables are paid in cash. The New ABS Programs contain a guarantee of payment by the special purpose entity, in an amount equal to approximately the net cash proceeds under the programs, and is collateralized by certain receivables held by the special purpose entity. The fair value of the guarantee obligation was immaterial as of December 31, 2019. The accounts receivable balances sold under the New ABS Programs were removed from the condensed consolidated balance sheets and the cash proceeds received by the Company were included as cash provided by operating activities in the condensed consolidated statements of cash flows.
At the effective date of the New ABS Programs, approximately $1.3 billion representing the outstanding balance of sold receivables was repurchased by the Company by exchanging outstanding deferred purchase price receivable of $0.4 billion and re-investing $0.9 billion of trade account receivables into the New ABS Programs. These repurchases are considered non-cash investing activities in the condensed consolidated statements of cash flows. Cash collections on repurchased deferred purchase price receivables are reported as investing activities in the condensed consolidated statements of cash flows and were approximately $0.3 billion for the nine-month period ended December 31, 2019.
The deferred purchase price receivables, which are included in other current assets as of March 31, 2019, were carried at the expected recovery amount of the related receivables. The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer is recognized as a loss on sale of the related receivables, and recorded in interest and other, net in the condensed consolidated statements of operations and were immaterial for all periods presented. There are no deferred purchase price receivables outstanding as of December 31, 2019. Approximately $55 million of the repurchased deferred purchase price receivables remain uncollected and outstanding as of December 31, 2019, and are included in other current assets within the condensed consolidated balance sheet, at the expected recovery amount.
Following the transfer of the receivables to the special purpose entities, the transferred receivables are legally isolated from the Company and its affiliates, and upon the sale of the receivables from the special purpose entities to the unaffiliated financial institutions, effective control of the transferred receivables is passed to the unaffiliated financial institutions, which have the right to pledge or sell the receivables. Although the special purpose entities are consolidated by the Company, they are separate corporate entities and their assets are available first to satisfy the claims of their creditors. The investment limits set by the financial institutions are $790 million for the Global Program, of which $615 million is committed and $175 million is uncommitted, and $285 million for the North American Program, of which $210 million is committed and $75 million is uncommitted.
The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.1% to 0.5% of serviced receivables per annum. Servicing fees recognized during the three and nine-month periods ended December 31, 2019 and December 31, 2018 were not material and are included in interest and other, net within the condensed consolidated statements of operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized.
As of December 31, 2019, approximately $0.9 billion of accounts receivable had been sold to the special purpose entities under the New ABS Programs for which the Company had received net cash proceeds for the same amount. As of March 31, 2019, approximately $1.2 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $0.9 billion and deferred purchase price receivables of $0.3 billion. The deferred purchase price balances as of March 31, 2019, also represent the non-cash beneficial interest obtained in exchange for securitized receivables.
 For the nine-month periods ended December 31, 2019 and December 31, 2018, cash flows from sales of receivables under the Old ABS Programs consisted of approximately $3.7 billion and $5.2 billion, respectively, for transfers of receivables, and approximately $2.2 billion and $2.7 billion, respectively, for collections on deferred purchase price receivables. The Company's cash flows from transfer of receivables consist primarily of proceeds from collections reinvested in revolving-period transfers. Cash flows from new transfers were not significant for all periods presented.
Trade Accounts Receivable Sale Programs
The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $0.3 billion and $0.5 billion as of December 31, 2019 and March 31, 2019, respectively. For the nine-month periods ended December 31, 2019 and December 31, 2018, total accounts receivable sold to certain third-party banking institutions was approximately $1.2 billion and $2.1 billion, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.
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
The Company has deferred compensation plans for its officers and certain other employees. Amounts deferred under the plans are invested in hypothetical investments selected by the participant or the participant’s investment manager. The Company’s deferred compensation plan assets are included in other noncurrent assets on the condensed consolidated balance sheets and include investments in equity securities that are valued using active market prices. There were no investments classified as level 1 in the fair value hierarchy as of December 31, 2019.
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
The Company has accrued for contingent consideration in connection with its business acquisitions as applicable, which is measured at fair value based on certain internal models and unobservable inputs. There were no contingent consideration liabilities outstanding as of December 31, 2019 and March 31, 2019.
The Company's deferred purchase price receivables relating to its asset-backed securitization program are recorded initially at fair value based on a discounted cash flow analysis using unobservable inputs (i.e., level 3 inputs), which are primarily risk free interest rates adjusted for the credit quality of the underlying creditor. Due to its high credit quality and short-term maturity, the fair value approximates carrying value. Significant increases in either of the major unobservable inputs (credit spread, risk free interest rate) in isolation would result in lower fair value estimates, however the impact is not material. The interrelationship between these inputs is also insignificant. There is no deferred purchase price receivables outstanding as of December 31, 2019 due to the New ABS Programs as further discussed in Note 12.
There were no transfers between levels in the fair value hierarchy during the nine-month periods ended December 31, 2019 and December 31, 2018.

Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$373,644	$—	$373,644
Foreign currency contracts (Note 10)	—	46,042	—	46,042
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	58,204	—	58,204
Liabilities:				0.003
Foreign currency contracts (Note 10)	$—	$(31,631)	$—	$(31,631)

	Fair Value Measurements as of March 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$473,888	$—	$473,888
Foreign currency contracts (Note 10)	—	27,277	—	27,277
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	2,845	76,852	—	79,697
Liabilities:				0
Foreign currency contracts (Note 10)	$—	$(27,426)	$—	$(27,426)

Other financial instruments
The following table presents the Company’s major debts not carried at fair value:

	As of December 31, 2019		As of March 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)
Term Loan, including current portion, due in installments through June 2022	439,688	441,337	458,531	457,958	Level 1
5.000% Notes due February 2023	500,000	534,733	500,000	499,950	Level 1
Term Loan due April 2024 - three-month Yen LIBOR plus 0.50%	305,927	305,927	—	—	Level 2
4.750% Notes due June 2025	597,150	647,854	596,815	599,940	Level 1
4.875% Notes due June 2029	662,205	717,955	—	—	Level 1
India Facilities	133,145	133,145	170,206	170,206	Level 2
Euro Term Loan due September 2020	51,281	51,281	52,746	52,746	Level 2
Euro Term Loan due January 2022	111,632	111,632	112,524	112,524	Level 2
Total	$2,801,028	$2,943,864	$1,890,822	$1,893,324

The Company values its Term Loan due April 2024, India Facilities, and Euro Term Loans due September 2020 and January 2022 based on the current market rate, and as of December 31, 2019, the carrying amounts approximate fair values.
The Term Loan due June 2022, and the Notes due February 2023, June 2025 and June 2029 are valued based on broker trading prices in active markets.

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
On May 8, 2018, a putative class action was filed in the Northern District of California against the Company and certain officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, alleging misstatements and/or omissions in certain of the Company’s financial results, press releases and SEC filings made during the putative class period of January 26, 2017 through April 26, 2018. On October 1, 2018, the Court appointed lead plaintiff and lead plaintiff’s counsel in the case. On November 28, 2018, lead plaintiff filed an amended complaint alleging misstatements and/or omissions in certain of the Company’s SEC filings, press releases, earnings calls, and analyst and investor conferences and expanding the putative class period through October 25, 2018. On April 3, 2019, the Court vacated its prior order appointing lead plaintiff and lead plaintiff’s counsel and reopened the lead plaintiff appointment process. On September 26, 2019, the Court appointed a new lead plaintiff and lead plaintiff’s counsel in the case. On November 8, 2019, lead plaintiff filed a further amended complaint. On December 4, 2019, Defendants filed a motion to dismiss the amended complaint. Defendants’ motion to dismiss is set for hearing on April 9, 2020. The Company believes that the claims are without merit and intends to vigorously defend this case.
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
One of the Company's Brazilian subsidiaries has received assessments for certain sales and import taxes. There are six tax assessments totaling 340 million Brazilian reals (approximately USD $83.8 million based on the exchange rate as of December 31, 2019). The assessments are in various stages of the review process at the administrative level; the Company successfully defeated one of the six assessments in September 2019 (totaling approximately 60 million Brazilian reals or USD $14.8 million), but that assessment remains subject to appeal and no tax proceeding has been finalized yet. The Company believes there is no legal basis for these assessments and has meritorious defenses and will continue to vigorously oppose all of these assessments, as well as any future assessments. The Company does not expect final judicial determination on any of these claims for several years.
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
15.  SHARE REPURCHASES
During the three and nine-month periods ended December 31, 2019, the Company repurchased 5.3 million and 16.2 million shares at an aggregate purchase price of $61.0 million and $173.1 million, respectively, and retired all of these shares.
Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $500 million in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Annual General Meeting held on August 20, 2019. As of December 31, 2019, shares in the aggregate amount of $402.0 million were available to be repurchased under the current plan.
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

Selected financial information by segment is in the table below.

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(In thousands)
Net sales:
High Reliability Solutions	$1,244,715	$1,206,352	$3,611,389	$3,629,749
Industrial & Emerging Industries	1,988,865	1,658,925	5,411,347	4,671,188
Communications & Enterprise Compute	1,881,411	2,260,228	5,468,857	6,355,311
Consumer Technologies Group	1,346,396	1,797,322	4,233,787	5,328,139
	$6,461,387	$6,922,827	$18,725,380	$19,984,387
Segment income and reconciliation of income before tax:
High Reliability Solutions	$82,111	$95,751	$252,743	$278,874
Industrial & Emerging Industries	124,420	78,782	331,231	196,000
Communications & Enterprise Compute	53,086	62,590	110,867	171,463
Consumer Technologies Group	24,654	39,023	81,762	96,792
Corporate and Other	(28,233)	(19,768)	(85,563)	(75,513)
Total segment income	256,038	256,378	691,040	667,616
Reconciling items:
Intangible amortization	15,598	20,308	48,903	57,059
Stock-based compensation	19,215	21,027	53,332	61,061
Customer related asset impairments (1)	3,754	50,153	95,210	67,517
Restructuring charges (Note 17)	14,616	65,843	199,123	100,433
New revenue standard adoption impact (Note 4)	—	—	—	9,291
Legal and other (2)	6,864	4,994	28,012	25,363
Interest and other, net	36,207	54,087	135,650	136,889
Other charges (income), net (Note 9)	14,395	71,879	17,005	(8,515)
Income (loss) before income taxes	$145,389	$(31,913)	$113,805	$218,518

(1)
Customer related asset impairments for the three-month and nine-month periods ended December 31, 2019 and December 31, 2018 primarily relate to non-cash impairments of certain property and equipment for customers we have disengaged or are in the process of disengaging, additional provision for doubtful accounts receivable, charges for other asset impairments, and reserves for excess and obsolete inventory for certain customers experiencing financial difficulties and/or related to inventory that will not be recovered due to significant reductions in future customer demand as the Company reduces its exposure to certain higher volatility businesses.

(2)
Legal and other during the three-month and nine-month periods ended December 31, 2019 primarily consists of direct and incremental costs associated with certain wind-down activities related to the disengagement of a certain customer primarily in China and India.

Legal and other during the three and nine-month periods ended December 31, 2018 primarily consists of costs incurred relating to the independent investigation undertaken by the Audit Committee of the Company’s Board of Directors which was completed in June 2018. In addition, for the nine-month period ended December 31, 2018, Legal and other also includes certain charges of the China based Multek operations that was divested in the second quarter of fiscal year 2019.
Corporate and other primarily includes corporate services costs that are not included in the Chief Operating Decision Maker's ("CODM") assessment of the performance of each of the identified reporting segments.
The Company provides an overall platform of assets and services, which the segments utilize for the benefit of their various customers. The shared assets and services are contained within the Company's global manufacturing and design operations and include manufacturing and design facilities. Most of the underlying manufacturing and design assets are co-mingled on the operating campuses and are compatible across segments and highly interchangeable throughout the platform. Given the highly interchangeable nature of the assets, they are not separately identified by segments nor reported by segment to the Company's CODM.

17.  RESTRUCTURING CHARGES
During fiscal year 2019, the Company took actions to optimize its portfolio with greater focus to be placed on higher margin, less volatile businesses. During the first half of fiscal year 2020 in connection with the recent geopolitical developments and uncertainties, primarily impacting one customer in China, the Company experienced a reduction in demand for products assembled for that customer. As a result, the Company accelerated its strategic decision to reduce its exposure to certain high-volatility products in both China and India. The Company also initiated targeted activities to restructure its business to further reduce and streamline its cost structure. During the three and nine-month periods ended December 31, 2019, the Company recognized $14.6 million and $199.1 million, respectively, of restructuring charges. The Company incurred cash charges of approximately $14.9 million and $142.7 million, respectively, that were predominantly for employee severance, in addition to non-cash charges of an immaterial amount and $56.4 million, respectively, primarily related to asset impairments during the three and nine-month periods ended December 31, 2019.
During the three and nine-month periods ended December 31, 2018, the Company recognized $65.8 million and $100.4 million, respectively, for charges primarily associated with the wind down of its NIKE operations in Mexico, the majority of which were for non-cash asset impairments.
The following table summarizes the provisions, respective payments, and remaining accrued balance as of December 31, 2019 for charges incurred during the nine-month period ended December 31, 2019:

	Severance	Long-Lived Asset Impairment	Other Exit Costs	Total
	(In thousands)
Balance as of March 31, 2019	$23,234	$—	$9,200	$32,434
Provision for charges incurred during the nine-month period ended December 31, 2019	107,598	44,746	46,779	199,123
Cash payments for charges incurred in the fiscal year 2019 and prior	(13,267)	—	(2,800)	(16,067)
Cash payments for charges incurred during the nine-month period ended December 31, 2019	(96,827)	—	(34,125)	(130,952)
Non-cash charges incurred during the nine-month period ended December 31, 2019	—	(44,746)	(12,344)	(57,090)
Balance as of December 31, 2019	20,738	—	6,710	27,448
Less: Current portion (classified as other current liabilities)	20,738	—	6,710	27,448
Accrued restructuring costs, net of current portion (classified as other liabilities)	$—	$—	$—	$—

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

OVERVIEW
We are a globally-recognized, provider of Sketch-to-Scale® services - innovative design, engineering, manufacturing, and supply chain services and solutions - from conceptual sketch to full-scale production. We design, build, ship and manage complete packaged consumer and enterprise products, for companies of all sizes in various industries and end-markets, through our activities in the following segments:

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

Our strategy is to provide customers with a full range of cost competitive, vertically-integrated global supply chain solutions through which we can design, build, ship and manage a complete packaged product for our customers. This enables our customers to leverage our supply chain solutions to meet their product requirements throughout the entire product life cycle.
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
During fiscal year 2019, we took actions to optimize our portfolio with greater focus to be placed on higher margin, less volatile businesses. During the first half of fiscal year 2020 in connection with the recent geopolitical developments and uncertainties, primarily impacting one customer in China, we experienced a reduction in demand for products assembled for that customer. As a result, we accelerated our strategic decision to reduce our exposure to certain high-volatility products in both China and India. We also initiated targeted activities to restructure our business to further reduce and streamline our cost structure. We recognized $199 million of charges during the first three quarters of fiscal year 2020, comprised of approximately $143 million of cash charges predominantly for employee severance, and $56 million of non-cash charges primarily related to asset impairments. While the bulk of the restructuring charges were executed in the first three quarters of fiscal year 2020, we expect to incur additional restructuring charges as we continue to optimize our portfolio with the majority of these activities planned to be completed by the end of the fiscal year.

We believe that our continued business transformation is strategically positioning us to take advantage of the long-term, future growth prospects for outsourcing of advanced manufacturing capabilities, design and engineering services and after-market services.
We are one of the world's largest providers of global supply chain solutions, with revenues of $18.7 billion for the nine-month period ended December 31, 2019 and $26.2 billion in fiscal year 2019. The following tables set forth the relative percentages and dollar amounts of net sales and net property and equipment, by country, based on the location of our manufacturing sites:

	Three-Month Periods Ended				Nine-Month Periods Ended
Net sales:	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
	(In millions)
China	$1,638	25%	$1,779	26%	$4,535	24%	$5,179	26%
Mexico	1,171	18%	1,187	17%	3,408	18%	3,477	17%
U.S.	966	15%	886	13%	2,677	14%	2,173	11%
Brazil	480	7%	512	7%	1,524	8%	1,632	8%
Malaysia	398	6%	541	8%	1,233	7%	1,559	8%
India	298	5%	448	6%	1,091	6%	1,333	7%
Other	1,510	24%	1,570	23%	4,257	23%	4,631	23%
	$6,461		$6,923		$18,725		$19,984
Amounts may not sum due to rounding.
As previously disclosed, we have made certain immaterial corrections to net sales previously reported for the first, second, and third quarters of fiscal year 2019 primarily to reflect revenue from certain contracts with customers on a net basis. As a result of correcting these errors, net sales and cost of sales in the accompanying Condensed Consolidated Statement of Operations for the three-month and nine-month periods ended December 31, 2018 have been reduced by $22 million and $95 million, respectively, from previously reported amounts. These corrections had no impact on gross profit, segment income or net income for the periods presented.

	As of		As of
Property and equipment, net:	December 31, 2019		March 31, 2019
	(In millions)
Mexico	$553	25%	$537	23%
China	399	18%	523	22%
U.S.	375	17%	361	15%
India	209	9%	219	9%
Malaysia	120	5%	138	6%
Hungary	102	5%	103	4%
Other	448	21%	454	21%
	$2,206		$2,336
Amounts may not sum due to rounding.
We believe that the combination of our design and engineering services, advanced supply chain management solutions and services, significant scale and global presence, and manufacturing campuses in low-cost geographic areas provide us with a competitive advantage and strong differentiation in the market for designing, manufacturing and servicing consumer and enterprise products for leading multinational and regional customers. Most of the underlying manufacturing and design assets are co-mingled on the operating campuses and are compatible across our sites and business and highly interchangeable throughout the platform. We continue to leverage our existing assets to redeploy installed capacity where it is needed, which is a notable strength of our global system. In addition, we continue to reposition and optimize our global footprints while maximizing efficiency and return of our asset base by entering into asset disposals and/or sales leaseback arrangements as needed.
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
Beginning with the adoption of ASC 842 on April 1, 2019, we recognize a right-of-use (“ROU”) asset and a lease liability at the lease commencement date for our operating leases. For operating leases, the lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date. We have elected the short-term lease recognition and measurement exemption for all classes of assets, which allows us to not recognize ROU assets and lease liabilities for leases with a lease term of 12 months or less and with no purchase option we are reasonably certain of exercising. We have also elected the practical expedient to account for the lease and nonlease components as a single lease component, for all classes of underlying assets. Therefore, the lease payments used to measure the lease liability include all of the fixed considerations in the contract. Lease payments included in the measurement of the lease liability comprise the following: fixed payments (including in-substance fixed payments), and variable payments that depend on an index or rate (initially measured using the index or rate at the lease commencement date). As we cannot determine the interest rate implicit in the lease for our leases, we use our estimate of the incremental borrowing rate as of the commencement date in determining the present value of lease payments.

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

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	93.1	94.0	93.9	93.9
Restructuring charges	0.2	0.9	0.9	0.4
Gross profit	6.7	5.1	5.2	5.7
Selling, general and administrative expenses	3.4	3.4	3.4	3.6
Intangible amortization	0.2	0.3	0.3	0.3
Restructuring charges	0.0	0.1	0.1	0.1
Interest and other, net	0.6	0.8	0.7	0.7
Other charges (income), net	0.2	1.0	0.1	0.0
Income (loss) before income taxes	2.3	(0.5)	0.6	1.0
Provision for income taxes	0.5	0.2	0.4	0.3
Net income (loss)	1.8%	(0.7)%	0.2%	0.7%
Net sales
The following table sets forth our net sales by segment and their relative percentages:

	Three-Month Periods Ended				Nine-Month Periods Ended
Segments:	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
	(In millions)
High Reliability Solutions	$1,245	19%	$1,207	17%	$3,611	19%	$3,630	18%
Industrial & Emerging Industries	1,989	31%	1,659	24%	5,411	29%	4,671	23%
Communications & Enterprise Compute	1,881	29%	2,260	33%	5,469	29%	6,355	32%
Consumer Technologies Group	1,346	21%	1,797	26%	4,234	23%	5,328	27%
	$6,461		$6,923		$18,725		$19,984
Amounts may not sum due to rounding.
Net sales during the three-month period ended December 31, 2019 totaled $6.5 billion, representing a decrease of approximately $461 million, or 7% from $6.9 billion during the three-month period ended December 31, 2018. The decrease in sales was driven by reduced demand in our CTG and CEC segments offset by increases in our IEI and HRS segments. Our CTG segment decreased $451 million, primarily resulting from our targeted reduction to high volatility, low margin, short-cycle customers and product categories. Our CEC segment decreased $379 million, driven by reduced demand in our networking and telecommunication businesses due to the slower roll-out of 5G technology and our previously announced disengagement with a customer primarily in China and India. Our IEI segment increased $330 million, mainly driven by strong sales within our solar energy business and our home and lifestyle business. Our HRS segment increased $38 million, primarily due to ramps in our automotive business that more than offset the modestly lower demand in our health solution business. Net sales decreased $462 million to $2.6 billion in Asia, $14 million to $1.3 billion in Europe, offset by a modest increase of $15 million to $2.6 billion in the Americas.

Net sales during the nine-month period ended December 31, 2019 totaled $18.7 billion, representing a decrease of approximately $1.3 billion, or 6% from $20.0 billion during the nine-month period ended December 31, 2018. With the exception of our IEI segment that increased $0.7 billion and offsets the overall decline in sales, all of our remaining segments declined from the year ago period. The most notable decreases were in our CTG and CEC segments of $1.1 billion and $0.9 billion, respectively versus the prior year nine-month period. The majority of the changes in segment results for the nine month periods are due to the same factors described above. Net sales decreased $1.4 billion to $7.5 billion in Asia, and $102 million to $3.6 billion in Europe, offset by an increase of $196 million to $7.7 billion in the Americas.
Our ten largest customers, during the three and nine-month periods ended December 31, 2019, accounted for approximately 40% and 39% of net sales, respectively. Our ten largest customers, during the three and nine-month periods ended December 31, 2018, accounted for approximately 43% of net sales. No customer accounted for more than 10% of net sales during the three and nine-month periods ended December 31, 2019 or December 31, 2018.
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
Gross profit during the three-month period ended December 31, 2019 increased $73 million to $430 million, or 6.7% of net sales, from $357 million, or 5.1% of net sales, during the three-month period ended December 31, 2018, with gross margin improving 160 basis points. The increase in both gross profit and gross margin is primarily the result of favorable product mix driven from revenue increases in some of our higher margin businesses in IEI, improved operational execution, reduced fixed costs resulting from prior restructuring activities, coupled with lower restructuring charges recorded during the three-month period ended December 31, 2019.
Gross profit during the nine-month period ended December 31, 2019 decreased $165 million to $972 million, or 5.2% of net sales, from $1,137 million, or 5.7% of net sales, during the nine-month period ended December 31, 2018, with gross margin declining 50 basis points. The decrease in both gross profit and gross margin is primarily due to the geopolitical challenges and uncertainties which impacted specific customers resulting in restructuring charges recorded in the first half of fiscal year 2020 as well as the write down of inventory in the second quarter of fiscal year 2020 that will not be recovered due to significant reductions in future customer demand as we reduce our exposure to certain higher volatility businesses. These were partially offset by the favorable product mix and the increased revenues and gross profit from our IEI segment, the wind-down of our NIKE Mexico operations in the second half of fiscal year 2019, and benefits realized from our earlier restructuring activities initiated in fiscal year 2019.
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

The following table sets forth segment income and margins. Historical information has been recast to reflect realignment of customers and/or products between segments:

	Three-Month Periods Ended				Nine-Month Periods Ended
	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
	(In millions)
Segment income and reconciliation of income before tax:
High Reliability Solutions	$82	6.6%	$96	7.9%	$253	7.0%	$279	7.7%
Industrial & Emerging Industries	124	6.3%	79	4.7%	331	6.1%	196	4.2%
Communications & Enterprise Compute	53	2.8%	63	2.8%	111	2.0%	171	2.7%
Consumer Technologies Group	25	1.8%	39	2.1%	82	1.9%	97	1.8%
Corporate and Other	(28)		(20)		(86)		(76)
Total segment income	256	4.0%	256	3.7%	691	3.7%	668	3.3%
Reconciling items:
Intangible amortization	16		20		49		57
Stock-based compensation	19		21		53		61
Customer related asset impairments (1)	4		50		95		68
Restructuring charges (Note 17)	15		66		199		100
New revenue standard adoption impact (Note 4)	—		—		—		9
Legal and other (2)	7		5		28		25
Interest and other, net	36		54		136		137
Other charges (income), net (Note 9)	14		72		17		(9)
Income (loss) before income taxes	$145		$(32)		$114		$219
Amounts may not sum due to rounding.

(1)
Customer related asset impairments for the three-month and nine-month periods ended December 31, 2019 and December 31, 2018 primarily relate to non-cash impairments of certain property and equipment for customers we have disengaged or are in the process of disengaging, additional provision for doubtful accounts receivable, charges for other asset impairments, and reserves for excess and obsolete inventory for certain customers experiencing financial difficulties and/or related to inventory that will not be recovered due to significant reductions in future customer demand as the Company reduces its exposure to certain higher volatility businesses.

(2)
Legal and other during the three-month and nine-month periods ended December 31, 2019 primarily consists of direct and incremental costs associated with certain wind-down activities related to the disengagement of a certain customer primarily in China and India.

Legal and other during the three and nine-month periods ended December 31, 2018 primarily consists of costs incurred relating to the independent investigation undertaken by the Audit Committee of the Company’s Board of Directors which was completed in June 2018. In addition, for the nine-month period ended December 31, 2018, Legal and other also includes certain charges of the China based Multek operations that was divested in the second quarter of fiscal year 2019.
HRS segment margin decreased 130 basis points, to 6.6% for the three-month period ended December 31, 2019, from 7.9% for the three-month period ended December 31, 2018. HRS segment margin decreased 70 basis points, to 7.0% for the nine-month period ended December 31, 2019, from 7.7% for the nine-month period ended December 31, 2018. The decrease in HRS segment margin during the periods is primarily the result of accelerated investments and costs associated with new program ramps and pricing pressure with demand declines in the global market that impacted product mix.
IEI segment margin increased 160 basis points, to 6.3% for the three-month period ended December 31, 2019, from 4.7% for the three-month period ended December 31, 2018.  IEI segment margin increased 190 basis points, to 6.1% for the nine-month period ended December 31, 2019, from 4.2% for the nine-month period ended December 31, 2018. The increase in IEI's margin is primarily due to a favorable business mix resulting from increased demand from new business particularly in Energy and in Home & Lifestyle, greater levels of design and engineering led engagements and improved operational execution.
CEC segment margin remained consistent at 2.8% for the three-month periods ended December 31, 2019 and December 31, 2018. CEC segment margin decreased 70 basis points, to 2.0% for the nine-month period ended December 31, 2019, from 2.7% for the nine-month period ended December 31, 2018. The decrease in CEC's margin during the nine-month period is primarily due to geopolitical challenges and uncertainties which impacted demand from specific customers as well as a drop in demand in our networking and telecommunication businesses due to the slower roll-out of 5G technology which created elevated levels of unabsorbed manufacturing overhead costs.
CTG segment margin decreased 30 basis points to 1.8% for the three-month period ended December 31, 2019, from 2.1% for the three-month period ended December 31, 2018, as it remained pressured during our portfolio transition and ongoing repositioning of our operating structure. CTG segment margin increased 10 basis points, to 1.9% for the nine-month period ended December 31, 2019, from 1.8% for the nine-month period ended December 31, 2018, which reflected lower losses from our former strategic partnership with NIKE versus the nine-month period ended December 31, 2018 and mix improvements as we continued to rationalize and prune underperforming accounts to improve our portfolio mix.
Restructuring charges
During fiscal year 2019, we took actions to optimize our portfolio with greater focus to be placed on higher margin, less volatile businesses. During the first half of fiscal year 2020 in connection with the recent geopolitical developments and uncertainties, primarily impacting one customer in China, we experienced a reduction in demand for products assembled for that customer. As a result, we accelerated our strategic decision to reduce our exposure to certain high-volatility products in both China and India. We also initiated targeted activities to restructure our business to further reduce and streamline our cost structure. During the three and nine-month periods ended December 31, 2019, we recognized $15 million and $199 million, respectively, of restructuring charges. We incurred cash charges of approximately $15 million and $143 million, respectively, that were predominantly for employee severance, in addition to non-cash charges for an immaterial amount and $56 million, respectively, primarily related to asset impairments during the three and nine-month periods ended December 31, 2019. While the bulk of the restructuring charges were executed in the first three quarters of fiscal year 2020, we expect to incur additional restructuring charges throughout the fourth quarter of fiscal year 2020, and expect to complete the majority of these activities by the end of the fiscal year.
During the three and nine-month periods ended December 31, 2018, we recognized $66 million and $100 million, respectively, for charges primarily associated with the wind down of our NIKE operations in Mexico, the majority of which were for non-cash asset impairments.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) was $218 million, or 3.4% of net sales, during the three-month period ended December 31, 2019, decreasing $20 million from $238 million, or 3.4% of net sales, during the three-month period ended December 31, 2018. SG&A was $633 million, or 3.4% of net sales, during the nine-month period ended December 31, 2019, decreasing $90 million from $723 million, or 3.6% of net sales, during the nine-month period ended December 31, 2018. These decreases were primarily due to strict cost discipline focused on driving further productivity improvements and a refined cost structure benefiting from prior restructuring initiatives.
Intangible amortization
Amortization of intangible assets was $16 million during the three-month period ended December 31, 2019, compared to $20 million for the three-month period ended December 31, 2018, and $49 million during the nine-month period ended December 31, 2019, compared to $57 million for the nine-month period ended December 31, 2018. The decline in both periods was primarily due to certain intangibles now being fully amortized.
Interest and other, net
Interest and other, net was $36 million during the three-month period ended December 31, 2019 compared to $54 million during the three-month period ended December 31, 2018, primarily due to a lower average borrowing levels and lower short term rates during the period.
Interest and other, net was $136 million during the nine-month period ended December 31, 2019 compared to $137 million during the nine-month period ended December 31, 2018, which primarily resulted from increases in net foreign exchange gains coupled with lower average borrowing levels, offset by higher expenses from our asset-backed securitization programs in addition to debt extinguishment costs incurred during fiscal year 2020.
Other charges (income), net

Other charges (income), net was $14 million of net expense during the three-month period ended December 31, 2019, compared to $72 million of net expense during the three-month period ended December 31, 2018, primarily as a result of the $70 million charge related to an investment in an unrelated third-party venture backed company, determined to be impaired in fiscal year 2019. Other charges (income), net was $17 million of net expense during the nine-month period ended December 31, 2019, compared to $9 million of net income during the nine-month period ended December 31, 2018, primarily as a result of the non-cash gain from the deconsolidation of Bright Machines recognized in fiscal year 2019.
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
The consolidated effective tax rate was 23% and 65% for the three-month and nine-month periods ended December 31, 2019 and (42)% and 28% for the three-month and nine-month periods ended December 31, 2018. The effective rate varies from the Singapore statutory rate of 17% as a result of recognition of earnings in different jurisdictions (we generate most of our revenues and profits from operations outside of Singapore), operating loss carryforwards, income tax credits, release of previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effect of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, Costa Rica, India, the Netherlands and Israel. The effective tax rate for the three-month period ended December 31, 2019 is significantly higher than the effective tax rate for the three-month period ended December 31, 2018, due to a changing jurisdictional mix of income, and our recognition of approximately $194 million in restructuring charges, impairment of non-core investment, and customer related asset impairments with minimal associated tax benefit for the three-month period ended December 31, 2018. The effective tax rate for the nine-month period ended December 31, 2019 is significantly higher than the effective tax rate for the nine-month period ended December 31, 2018, due to a changing jurisdictional mix of income and the company’s recognition of approximately $155 million in additional restructuring charges, impairment of non-core investments, and customer related asset impairments in the nine-month period ended December 31, 2019 compared to the nine-month period ended December 31, 2018. The charges for both respective periods generate minimal associated tax benefits.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2019, we had cash and cash equivalents of approximately $1.8 billion and bank and other borrowings of approximately $2.8 billion. We have a $1.75 billion revolving credit facility that expires in June 2022, under which there were no borrowings outstanding as of the end of the quarter. We also entered into a JPY 33.525 billion term loan due April 2024, at three-month Yen LIBOR plus 0.50%, which was then swapped to U.S. dollars. In addition, we issued $650 million of 4.875% Notes in fiscal year 2020. The proceeds were used to repay the outstanding balance of our existing 4.625% Notes due February 2020, and the Term Loan due November 2021, resulting in a net debt reduction of $200 million. Refer to note 7 to the condensed consolidated financial statement for details. As of December 31, 2019, we were in compliance with the covenants under all of our credit facilities and indentures.
Cash used in operating activities was $1.7 billion during the nine-month period ended December 31, 2019, primarily driven by cash outflows related to accounts receivable. Cash collections from the deferred purchase price on our ABS sales program, prior to amendment and including collection on the repurchased deferred purchase price receivables, of $2.5 billion were included in cash from investing activities (refer to note 12 to the condensed consolidated financial statements for discussion of the amendment). This was coupled with $39 million of net income for the period, partially offset by $579 million of non-cash charges such as depreciation, amortization, restructuring and impairment charges, and stock-based compensation.
We believe net working capital and net working capital as a percentage of annualized net sales are key metrics that measure our liquidity. Net working capital is calculated as current quarter accounts receivable, net of allowance for doubtful accounts, adding back the reduction in accounts receivable resulting from non-cash accounts receivable sales, plus inventories and contract assets, less accounts payable and certain other current liabilities related to vendor financing programs. Net working capital decreased $175 million as of December 31, 2019, from $1.7 billion as of March 31, 2019. This decrease is primarily driven by a $284 million increase in accounts payable, offset by a $154 million increase in net receivables. Our current quarter net working capital as a percentage of annualized net sales for the quarter ended December 31, 2019, decreased to 5.8% from 6.7% of annualized net sales for the quarter ended March 31, 2019. We generally operate in a net working capital targeted range between 6% to 8% of annualized revenue for the quarter.

Cash provided by investing activities was $2.3 billion during the nine-month period ended December 31, 2019. This was primarily driven by $2.5 billion of cash collections on deferred purchase price receivables from our ABS programs during the nine-month period ended December 31, 2019, offset by approximately $274 million of net capital expenditures for property and equipment to continue expanding capabilities and capacity in support of our expanding IEI and HRS businesses.
We believe adjusted free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our adjusted free cash flow is defined as cash from operations, plus cash collections of deferred purchase price receivables, less net purchases of property and equipment to present adjusted cash flows on a consistent basis for investor transparency (refer to note 12 to the condensed consolidated financial statements for discussion of the amendment of the ABS programs). We also excluded the impact to cash flows related to certain vendor programs that is required for US GAAP presentation. Our adjusted free cash flows for the nine-month period ended December 31, 2019 was $538 million compared to a use of $126 million for the nine-month period ended December 31, 2018. Adjusted free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Adjusted free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Adjusted free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Nine-Month Periods Ended
	December 31, 2019	December 31, 2018
	(In millions)
Net cash used in operating activities	(1,699)	$(2,329)
Cash collection of deferred purchase price and other	2,511	2,708
Purchases of property and equipment	(376)	(592)
Proceeds from the disposition of property and equipment	102	87
Adjusted free cash flow	$538	$(126)
Cash used by financing activities was $462 million during the nine-month period ended December 31, 2019, which was primarily driven by $663 million of proceeds, net of discount and premium, received following the issuance of the 2029 Notes, $300 million of proceeds following the execution of our term loan agreement due April 2024 during the first quarter of fiscal year 2020, coupled with $54 million of proceeds from drawdowns from our India term loan facility. For further information, see note 7 to the condensed consolidated financial statements. Partially offsetting the proceeds described above were i) $500 million of cash paid for the repurchase of the outstanding balance of our 4.625% Notes due February 2020, ii) $672 million of cash paid for the repayment of the term loan due November 2021, iii) $91 million of cash paid for the outstanding balance of our short-term bank borrowings facility in India, and iv) $173 million of cash paid for the repurchase of our ordinary shares.
Our cash balances are generated and held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months. As of December 31, 2019, and March 31, 2019, over half of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $1.6 billion as of March 31, 2019). Repatriation could result in an additional income tax payment; however, for the majority of our foreign entities, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.
Future liquidity needs will depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, and the levels of shipments and changes in the volumes of customer orders.
We maintain global paying services agreements with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers who elect to participate in the program. The agreements allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. The cumulative payments due to suppliers participating in the programs amounted to approximately $0.2 billion and $0.6 billion for the three and nine-month periods ended December 31, 2019, respectively, and approximately $0.1 billion and $0.3 billion for the three and nine-month periods ended December 31, 2018, respectively. Pursuant to their agreement with one of the financial institutions, certain suppliers may elect to be paid early at their discretion. We are not always notified when our suppliers sell receivables under these programs. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.
In addition, we maintain various uncommitted short-term financing facilities including but not limited to credit import advance facility and revolving sale and repurchase of subordinated note established under the securitization facility, under which there were no borrowings outstanding as of December 31, 2019.
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
Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 20, 2019. During the nine-month period ended December 31, 2019, we paid $173 million to repurchase shares under the current and prior repurchase plans at an average price of $10.66 per share. As of December 31, 2019, shares in the aggregate amount of $402 million were available to be repurchased under the current plan.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2019.
During the fiscal year 2020, we entered into a JPY 33.525 billion term loan agreement due April 2024, at three-month Yen LIBOR plus 0.50%, which was then swapped to U.S. dollars. In addition, we issued $650 million of 4.875% Notes due June 15, 2029. Part of the proceeds obtained were used to repay the outstanding balance of our existing 4.625% Notes due February 2020, and the Term Loan due November 2021.
Other than the changes discussed above, there were no material changes in our contractual obligations and commitments since March 31, 2019.
OFF-BALANCE SHEET ARRANGEMENTS
We sell designated pools of trade receivables to unaffiliated financial institutions under our ABS programs. Effective November 2019, we amended the structure and removed the requirement for the deferred purchase price receivable. Under the New ABS Programs, the entire purchase price of sold receivables are paid in cash and are guaranteed. For further information on the amendment see note 12 to the condensed consolidated financial statements. Prior to November 26, 2019, under the old ABS structure, in addition to cash, we received a deferred purchase price receivable for each pool of the receivables sold. Each of these deferred purchase price receivables served as additional credit support to the financial institutions and was recorded at its estimated fair value. As of March 31, 2019, the fair value of our deferred purchase price receivable was approximately $293 million. There are no deferred purchase price receivables outstanding as of December 31, 2019.

As of December 31, 2019, and March 31, 2019, the outstanding balance on receivables sold for cash was $1.2 billion and $1.3 billion, respectively, under our asset-backed securitization programs and accounts receivable factoring program, which are not included in our condensed consolidated balance sheets. For further information, see note 12 to the condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the nine-month period ended December 31, 2019 as compared to the fiscal year ended March 31, 2019.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2019. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
Except for the implementation of certain internal controls related to our April 1, 2019 adoption of ASC 842, Leases, guidance issued by the Financial Accounting Standards Board, there were no changes in our internal control over financial reporting that occurred during our first, second, and third quarters of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
exposure to infectious disease and epidemics, including the effects of the coronavirus outbreak on our business operations in geographic locations impacted by the outbreak and on the business operations of our customers and suppliers;

•	inability of international customers and suppliers to obtain financing resulting from tightening of credit in international financial markets;

•	political unrest; and

•	a potential reversal of current favorable policies encouraging foreign investment or foreign trade by our host countries.
The attractiveness of our services to customers and our ability to conduct business with certain customers can be affected by changes in U.S. and other countries' trade policies. In 2018, the U.S. imposed tariffs on a large variety of products of Chinese origin. The U.S. government has also indicated a readiness to further expand the scope of the tariffs on Chinese goods if negotiations are not successful, and most recently, effective May 10, 2019, increased tariffs on $200 billion of Chinese goods to 25% and on May 13, 2019 began imposing 15% tariffs on an additional list of thousands of Chinese goods. A “phase one” trade deal signed between the U.S. and China on January 15, 2020 accompanied a U.S. decision to cancel a plan to increase tariffs on an additional list of Chinese products and to reduce the tariffs imposed on May 13, 2019 from 15% to 7.5% effective February 14, 2020. While the signing of the agreement signals a cooling of tensions between the U.S. and China over trade, concerns over the stability of bilateral trade relations remain, particularly given the limited scope of the phase one agreement. Further, on May 15, 2019, President Trump issued an executive order designed to secure the information and communications technology and services supply chain, which would restrict the acquisition or use in the United States of information and communications technology or services designed, developed, manufactured, or supplied by persons owned by, controlled by, or subject to the jurisdiction or direction of foreign adversaries. The executive order is subject to implementation by the Secretary of Commerce and applies to contracts entered into prior to the effective date of the order. In addition, the U.S. Commerce Department has implemented additional restrictions and may implement further restrictions that would affect conducting business with certain Chinese companies. Depending upon their duration and implementation, as well as our ability to mitigate their impact, these tariffs, the executive order and its implementation and other regulatory actions could materially affect our business, including in the form of increased cost of goods sold, decreased margins, increased pricing for customers, and reduced sales. Further, one of our former customers, Huawei Technologies Co., Ltd., and some of its affiliates have been added to the U.S. Department of Commerce’s Entity List, and we could be subject to reputational harm based on its business activities, including activities with sanctioned countries.
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
On May 8, 2018, a putative class action was filed in the Northern District of California against the Company and certain officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, alleging misstatements and/or omissions in certain of the Company’s financial results, press releases and SEC filings made during the putative class period of January 26, 2017 through April 26, 2018. On October 1, 2018, the Court appointed lead plaintiff and lead plaintiff’s counsel in the case. On November 28, 2018, lead plaintiff filed an amended complaint alleging misstatements and/or omissions in certain of the Company’s SEC filings, press releases, earnings calls, and analyst and investor conferences and expanding the putative class period through October 25, 2018. On April 3, 2019, the Court vacated its prior order appointing lead plaintiff and lead plaintiff’s counsel and reopened the lead plaintiff appointment process. On September 26, 2019, the Court appointed a new lead plaintiff and lead plaintiff’s counsel in the case. On November 8, 2019, lead plaintiff filed a further amended complaint. On December 4, 2019, Defendants filed a motion to dismiss the amended complaint. Defendants’ motion to dismiss is set for hearing on April 9, 2020. Any existing or future lawsuits could be time-consuming, result in significant expense and divert the attention and resources of our management and other key employees, as well as harm our reputation, business, financial condition or results of operations.
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
Our revenue and gross margin depend significantly on general economic conditions and the demand for products in the markets in which our customers compete. Adverse worldwide economic conditions and geopolitical uncertainty may create challenging conditions in the electronics industry. For example, these conditions may be adversely impacted by the pending withdrawal of the United Kingdom from the EU (“Brexit”), which was originally scheduled to take place on October 31, 2019, following its referendum on EU membership. On October 22, 2019, the House of Commons of the United Kingdom voted for a withdrawal agreement to enact Brexit. The U.K. is now scheduled to leave the EU on January 31, 2020, followed by an 11-month transition period by which to leave the single market and customs union. The political and economic instability created by Brexit caused and may continue to cause significant volatility in global markets. Additionally, conditions may be adversely impacted by the actions that the U.S. or other countries have taken or may take with respect to certain treaty and trade relationships with other countries. The U.S. has thus far signaled a desire to reach a broad trade deal with a post-Brexit U.K. this year, but demands for concessions on issues like tariffs, non-tariff barriers, tax policies, and market access could present obstacles to achieving an agreement. Disagreements over similar issues, including market access, non-tariff barriers, and digital service taxes continue to raise the possibility of the U.S. imposing more tariffs on EU goods, even as the U.S. government signals a desire to reach a trade deal with the EU. These conditions may result in reduced consumer and business confidence and spending in many countries, a tightening in the credit markets, a reduced level of liquidity in many financial markets, high volatility in credit, fixed income and equity markets, currency exchange rate fluctuations, and global economic uncertainty. In addition, longer term disruptions in the capital and credit markets could adversely affect our access to liquidity needed for our business. If financial institutions that have extended credit commitments to us are adversely affected by the conditions of the U.S. and international capital markets, they may become unable to fund borrowings under their credit commitments to us, which could have an adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our ordinary shares made by us for the period from September 28, 2019 through December 31, 2019:

Period (2)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 28, 2019 - November 1, 2019	1,198,161	$10.40	1,198,161	$450,516,689
November 2, 2019 - November 29, 2019	1,860,812	$11.95	1,860,812	$428,272,585
November 30, 2019 - December 31, 2019	2,225,906	$11.79	2,225,906	$402,022,827
Total	5,284,879		5,284,879

(1)
During the period from September 28, 2019 through December 31, 2019, all purchases were made pursuant to the program discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)
On August 20, 2019, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of December 31, 2019, shares in the aggregate amount of $402.0 million were available to be repurchased under the current plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
EXHIBIT INDEX

			Incorporated by Reference			Filed
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith

4.1	Indenture, dated as of June 6, 2019, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	6/6/2019	4.1
4.2	First Supplemental Indenture, dated as of June 6, 2019, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	6/6/2019	4.2
4.3	Second Supplemental Indenture, dated as of November 7, 2019, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	11/7/2019	4.3
4.4	Form of 4.875% Global Note due 2029 (included in Exhibit 4.3)	8-K	000-23354	11/7/2019	4.4
15.01	Letter in lieu of consent of Deloitte & Touche LLP.					X
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
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

FLEX LTD.
(Registrant)

/s/ REVATHI ADVAITHI
Revathi Advaithi
Chief Executive Officer
(Principal Executive Officer)

Date:	January 31, 2020
/s/ CHRISTOPHER E. COLLIER
Christopher E. Collier
Chief Financial Officer
(Principal Financial Officer)

Date:	January 31, 2020