Form 10-K
period 2020-03-31
FLEX LTD.
filed 2020-05-28
CIK 866374

Use these links to rapidly review the document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of September 27, 2019, the aggregate market value of the Company's ordinary shares held by non-affiliates of the registrant was approximately $5.3 billion based upon the closing sale price as reported on the Nasdaq Global Select Market.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 20, 2020
Ordinary Shares, No Par Value	497,611,169
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement to be delivered to shareholders in connection with the Registrant's 2020 Annual General Meeting of Shareholders	Part III

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
ITEM 1.    BUSINESS
OVERVIEW
Flex is the manufacturing partner of choice that helps a diverse customer base design and build products that improve the world. Through the collective strength of a global workforce across approximately 30 countries and responsible, sustainable operations, Flex delivers technology innovation, supply chain, and manufacturing solutions to diverse industries and end markets. As of March 31, 2020, our reporting business segments were as follows:

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

These segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Operating Decision Maker (“CODM”). Our segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer bases, delivery channels and similar economic characteristics. Refer to note 20 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for additional information on our operating segments.
In March 2020, we announced a change in organization structure as part of our strategy to further drive growth and productivity with two focused delivery models. As a result, beginning in fiscal year 2021, we expect to report our financial performance based on two reportable segments (Flex Agility Solutions Group and Flex Reliability Solutions Group) and analyze operating income as the measure of segment profitability.

We provide design, manufacturing and supply chain services through a network of over 100 locations in approximately 30 countries across five continents. We have established global scale through an extensive network of innovation labs, design centers, manufacturing and services sites in the world's major consumer and enterprise products markets (Asia, the Americas, and Europe) in order to serve the supply chain needs of both multinational and regional companies. Our services provide customers with a competitive advantage by delivering leading-edge manufacturing technology, supply chain expertise, improved product quality, increased flexibility, faster time to market, and overall value. Our customers leverage our services to meet their requirements throughout their products' entire life cycles. For the fiscal year ended March 31, 2020, we had revenue of $24.2 billion and net income of $88 million.
Flex offers solutions that span from initial design through ramp-up and volume manufacturing as well as through end of life and circularity offerings. This full range of capabilities provides our customers with expertise across the entire value chain. Technology innovation is at the center of delivering these end-to-end capabilities.
We believe that the combination of our design and engineering services, advanced supply chain management solutions and manufacturing technology capabilities along with our global scale and regional presence provide us with a competitive advantage.
INDUSTRY OVERVIEW
Our areas of expertise are design, manufacturing and supply chain services for a broad range of products, from medical devices, connected automotive systems and smart home appliances to cloud and data center infrastructures. As such, the closest broad definition of our industry remains the outsourced EMS industry.
In recent years, we have seen an increased level of diversification by many companies, in the technology, automotive and healthcare industries along with the convergence of many industries being transformed by technology advances. Increasingly complex products require highly customized solutions, in turn resulting in significant changes to the overall manufacturing and supply chain landscape. The estimated growth of the EMS industry for calendar year 2019 was minimal at approximately 1%.
The intensely competitive nature of the electronics industry, the increasing complexity and sophistication of electronics products, and pressures on OEMs to reduce product costs and shorten product life cycles are all factors that encourage OEMs to utilize supply chain service providers as part of their business and manufacturing strategies. Utilizing global manufacturing and service providers allows OEMs to take advantage of the global design, manufacturing and supply chain management expertise of outsource providers, and enables OEMs to concentrate on product research, development, marketing, and sales. We believe that OEMs realize a number of important benefits through their strategic relationships with EMS providers, including:

•	Improved inventory management and purchasing power;

•	Access to worldwide design, engineering, manufacturing, and after-market service capabilities;

•	Ability to focus on core branding and R&D initiatives;

•	Accelerated time to market and time-to-volume production;

•	Improved efficiency and optimized production costs;

•	Improved product quality through advanced design and production at scale; and

•	Reduced capital investment requirements and fixed costs;
We believe that growth in the EMS industry will be largely driven by the need for OEMs to respond to rapidly changing industries, markets and technologies, as well as the increasing complexity of supply chains and the continued pressure to be innovative and cost competitive. Additionally, we believe that there are significant opportunities for global EMS providers to win additional business from OEMs in markets or industry segments that have yet to substantially outsource manufacturing. Finally, we believe that the COVID-19 pandemic is highlighting numerous new vulnerabilities and challenges for OEMs, which will require OEMs from all markets and industries to value and evaluate their supply chain resiliency, which may drive further growth opportunities.
SERVICE OFFERINGS
We offer a broad range of customizable services to our customers. We believe that Flex has the broadest worldwide product development lifecycle capabilities in the industry, from concept design to manufacturing to aftermarket services. We believe our key competitive advantages are our people, our processes, and our capabilities for making products, systems and solutions for our customers:

•
Speed:  Our sophisticated supply chain management tools and expertise allow us to provide customers with access to real-time information that increases visibility throughout the entire product lifecycle, reducing risk while accelerating execution. Our experience with new product introductions and manufacturing ramps provides customers with a time to market advantage.

•
Scope:  Our full range of services, from Sketch-to-Scale®, include innovation and design, engineering, manufacturing, forward and reverse logistics, and circular economy supply chain management. Our deep cross-industry knowledge and multi-domain expertise accelerate the production of increasingly complex products for increasingly interconnected industries.

•
Scale:  Our physical infrastructure includes over 100 facilities in approximately 30 countries, staffed by approximately 160,000 employees, providing our customers with truly global scale and strategic geographic distribution capabilities.

We offer global economies of scale in advanced materials and technology sourcing, manufacturing and after-market services, as well as market-focused expertise and capabilities in design and engineering. As a result of our extensive experience in specific markets, we have developed deep understanding of complex market dynamics, giving us the ability to anticipate trends that impact our customers' businesses. Our expertise can help improve our customers' market positioning by effectively adjusting product plans and roadmaps to efficiently and cost-effectively deliver high quality products that meet their geographic and time to market requirements.
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

•
Cross-industry Technologies. Along with our portfolio of specific building block technologies in electrical/electronics, electromechanical, and software, we also have deep technical expertise in cross-industry technologies including: Human Machine Interface (HMI), Audio and Video, System in Package (SIP), Miniaturization, IoT Platforms and Power Management.

•
Systems Integration Services. Through systems integration, we design and integrate advanced data center servers, storage and networking equipment, and data center appliances. These systems provide engineering and design services with an emphasis on multivendor integration and open technologies that promote interoperability at a lower cost.

Design and Engineering Services.   We offer a comprehensive range of value-added design and engineering services, tailored to specific industries and markets, and the needs of our customers.
Our design and engineering services are provided by our global market-based engineering teams and cover a broad range of technical competencies:

•	System Architecture, User Interface and Industrial Design;

•	Hardware Design;

•	Software Design; and

•	Design for Excellence.

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
Systems Assembly and Manufacturing.    Our assembly and manufacturing operations, which generate the majority of our revenues, include printed circuit board assembly and assembly of systems and subsystems that incorporate printed circuit boards and complex electromechanical components. We assemble electronics products with custom electronic enclosures on either a build-to-order or configure-to-order basis. In these operations, we employ just-in-time, ship-to-stock and ship-to-line programs, continuous flow manufacturing, demand flow processes, and statistical process controls. As our customers seek to provide greater functionality in physically smaller products, they increasingly require more sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and our expertise in innovative miniaturization, packaging and interconnect technologies, enables us to offer a variety of leading-edge manufacturing solutions. We support a wide range of product demand profiles, from low-volume, high-complexity programs, to high-volume production. Our systems assembly and manufacturing capabilities includes the following:

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

•
Materials Procurement and Inventory Management. Our manufacturing and assembly operations capitalize on our materials inventory management expertise and volume procurement capabilities. As a result, we believe that we are able to achieve highly competitive cost reductions and shorten total manufacturing cycle times for our customers. Materials procurement and management consists of the planning, purchasing, expediting, and warehousing of components and materials used in the manufacturing process. In addition, our strategy includes having third-party suppliers of custom components located in our industrial parks to reduce material and transportation costs, simplify logistics, and facilitate inventory management. We also use a sophisticated automated manufacturing resource planning system and enhanced electronic data interchange capabilities to ensure inventory control and optimization. Electronic data interchange allows customers to share demand and product forecasts, deliver purchase orders and assists suppliers with satisfying just-in-time delivery and supplier-managed inventory requirements. There are a number of sources for these materials, including customers for whom we are providing systems assembly and manufacturing services. On some occasions, there have been shortages of certain electronic components, most recently for connectors, capacitors, LCD panels and memory (both DRAM and Flash). As a result of the COVID-19 pandemic, we experienced component shortages and other supply chain constraints in the fourth quarter of our fiscal year 2020, and such component shortages and supply chain constraints have continued to a lesser extent in the first quarter of our fiscal year 2021. See "Risk Factors—We may be adversely affected by supply chain issues, including shortages of required electronic components."

Power Modules.    We offer a full-service power supply business that provides a range of solutions from custom to highly scalable system solutions. We have expertise in high efficiency and high-density switching power supplies ranging from 1 to 3,000 watts. Our product portfolio includes chargers for smartphones and tablets, adapters for notebooks and gaming systems, and power supplies for the server, storage, and networking markets. Our Power Modules business designs and manufactures a wide range of isolated DC/DC converters and non-isolated Point of Load (PoL) converters intended primarily, although not exclusively, for the Information and Communications Technology market, including Servers and High-Performance Computing applications. We also offer specialized power module solutions suitable for other markets. Our products are fully compliant with environmental and Energy Star requirements that drive efficiency specifications in our industry.

Logistics.    Through our Flex Global Services business, we provide after-market and forward supply chain logistics services. Our suite of services is tailored to customers operating in the computing, consumer digital, infrastructure, industrial, mobile, automotive and medical industries. Our expansive global infrastructure includes over 30 sites strategically located throughout the Americas, Europe, and Asia. We provide multiple logistics solutions including supplier-managed inventory, inbound freight management, product postponement, build/configure to order, order fulfillment and distribution, asset tracking, and supply chain network design.
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
STRATEGY
We help our customers responsibly build products that create value and improve people’s lives. We do this by providing our customers with product development lifecycle services, from innovation, design, and engineering, to manufacturing, supply chain solutions, logistics, and circularity offerings. Our strategy is to enable and scale innovation for our customers, maintain our leadership in our capabilities, and build extended offerings in high-growth industries and markets.
Talent.    To maintain our competitiveness and world-class capabilities, we focus on hiring and retaining the world's best talent. We have taken steps to attract the best engineering, functional and operational leaders and have accelerated efforts to develop the future leaders of the company.
Customer Focus.    We believe that building strong partnerships with our customer and delivering on our commitments strengthens trust and customer retention. Our customers come first, and we have a relentless focus on delivering distinctive products and services in a cost-effective manner with fast time to market. We are highly collaborative and leverage our global system and processes to operate with speed and responsiveness to provide our customers with a reliant supply chain partner.
Market Focus.    We focus on companies that are leaders in their industry and value our superior capabilities in design, manufacturing, and supply chain services. We focus on high-growth industries and markets where we have distinctive competence and compelling value propositions. Examples include our investments in specific technologies and industries including healthcare, automotive, industrial markets, and energy. Our market-focused approach to managing our business increases our customers' competitiveness by leveraging our deep vertical industry and cross-industry expertise, as well as global scale, regional presence and agility to respond to changes in market dynamics.
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
COMPETITIVE STRENGTHS
We continue to enhance our business through the development and expansion of our product and service offerings. We strive to maintain the efficiency and flexibility of our organization, with repeatable execution that adapts to macro-economic changes to provide clear value to our customers, while increasing their competitiveness. We have a focused strategy on delivering value to our customers through innovation and design services, manufacturing technology, supply chain solutions, and domain expertise.
Significant Scope and Global Scale.    We believe that global scale and regional capability are a significant competitive advantage, as our customers increasingly require a broad range of manufacturing and supply chain services and solutions globally. Increasingly, our customers are transitioning to regional based supply chains to take advantage of time to market and specific customization required to win in those markets. Additionally, our procurement and global supply chain capability provides us with an ability to use our worldwide supplier relationships to achieve leading-edge technologies, access, supply chain flexibility and advantageous pricing for our customers.
Digitized Supply Chain Solutions.    We offer a comprehensive range of worldwide supply chain services that simplify and improve global product development processes, providing meaningful time and cost savings to our customers.

Long-Standing Customer Relationships.    We believe that our long-term relationships with key customers is a result of our track record of meeting commitments and delivering value that increases our customers' competitiveness.
Extensive Design and Engineering Capabilities.    We have an industry-leading global design service offering, with extensive product design engineering resources, that provides design services, product developments, and solutions to satisfy a wide array of customer requirements across all of our key industries and markets.
Geographic, Customer and End Market Diversification.    We believe that we are operating one of the most well-balanced and diversified portfolio from a product, geographical and customer diversification perspective. We have no customer accounting for more than 10% and our ten largest accounted for 39% of our net sales in fiscal year 2020. We believe we are well-positioned through our diverse portfolio and global footprint to grow faster than the industry average.
Customer and Product Innovation Hubs.    We have established state-of-the art innovation hubs in the Americas, Asia and Europe, with differentiated offerings and specialized services for specific industries and markets. These innovation hubs offer our customers a geographically focused version of our design services, taking their product from concept to volume production and go-to-market in a rapid, cost effective and low risk manner.
Industrial Parks; Cost-Efficient Manufacturing Services.    We have developed self-contained campuses that co-locate our manufacturing and logistics operations with our suppliers in various cost-efficient locations. These sites enhance our supply chain management efficiency, while providing multi-technology solution value for our customers.
We have deployed manufacturing operations in regions around the world to provide our customers with a wide array of solutions where our customers and/or their customers are located. As of March 31, 2020, approximately 81% of our manufacturing capacity was located in emerging markets, including Brazil, China, Hungary, India, Indonesia, Malaysia, Mexico, Poland, Romania, and Ukraine.
CUSTOMERS
Our customers include many of the world's leading technology companies. We have focused on establishing long-term relationships with our customers and have been successful in expanding our relationships to incorporate additional product lines and services.
As our business spans multiple end markets, we believe that we are well-positioned through our market diversification to grow faster than the industry average and successfully navigate through difficult economic times such as the current COVID-19 pandemic. As examples, we serve the following key customers across our diverse business groups: health solutions customers Abbott, Philips and Johnson & Johnson and auto customers Ford, Nexteer and Fiat Chrysler in our HRS segment; Teradyne, Dyson and Xerox in our IEI segment; Cisco, Nokia Solutions and Ericsson in our CEC segment; and Lenovo/Motorola, HP and Bose in our CTG segment.
In fiscal year 2020, our ten largest customers accounted for approximately 39% of net sales. No customer accounted for greater than 10% of the Company's net sales in fiscal year 2020.
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
We also compete with different companies depending on the type of service we are providing or the geographic area in which an activity takes place. We believe that the principal competitive factors in the manufacturing services market are quality and range of services; design and technological capabilities; cost; location of sites; and responsiveness and flexibility. We believe we are extremely competitive with regard to all of these factors.

CORPORATE SOCIAL RESPONSIBILITY
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
Our strategy and global efforts, through our sustainability programs and multi-year objectives are aligned with the principles set forth in the UNGC, and the 2030 Sustainable Development Goals ("SDGs"). While our global efforts contribute to most of the SDGs, we have prioritized them and focus on decent work, quality education, clean energy and responsible consumption and production.
The Flex Social and Environmental framework is based upon the principles, policies, and standards prescribed by the Responsible Business Alliance (“RBA”), a worldwide association of electronics companies committed to promoting an industry code of conduct for global electronics supply chains to improve working and environmental, health and safety conditions, as well as other relevant international standards (e.g., ISO 14001, United Nations Guiding Principles on Business and Human Rights). Flex is a founding member of the RBA and a member of the Global Business Initiative Human Rights and the Business for Social Responsibility Network. Social responsibility is also an area of increasing concern, with specific regulations such as the California Transparency in Supply Chains Act, the U.S. Federal Acquisition Regulation on Human Trafficking and the U.K. Modern Slavery Act of 2015, all creating new compliance and disclosure obligations for the Company and for our customers.
We are committed to providing a positive work environment for Flex employees, respecting their dignity and striving to advance human rights around the world. Our foremost focus in our response to the COVID-19 pandemic has been the health and safety of our employees. Our philosophy, strategies, and policies in human rights, health and safety, diversity and inclusion, support the inclusion of all people in our working environment. Some of the cornerstone specific goals through which we measure our performance include increasing employee development, social and environmental management system audits, human rights policy training completion, RBA compliance for rest day requirements and decreasing incident rates.
We work with nonprofits, community leaders and governments to promote inclusive and sustainable economic growth, employment and decent work for all. We help protect the environment, support resource conservation and provide disaster relief. We accomplish this through grants from the Flex Foundation, corporate and employee donations and volunteerism. Our multi-year goals in this area cover increasing volunteer hours and the percentage of sites with community activities and Flex Foundation community grants. In response to the COVID-19 pandemic, the Flex Foundation has been working with leading organizations and making financial contributions to help support efforts in combating COVID-19 in the countries where we have a presence.
All of these activities are the subject of our annual sustainability reporting, done in accordance with the Global Reporting Initiative’s (“GRI”) standards, and further information can be found in our annual sustainability executive and GRI reports posted on our website.
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
As of March 31, 2020, our global workforce totaled approximately 160,000 employees including our contractor workforce. In certain international locations, our employees are represented by labor unions and by work councils. Although we have experienced various work stoppages due to the pandemic outlined below, we have never experienced a significant work stoppage due to strike, and we believe that our employee relations are good.
Our success depends to a large extent upon the continued services of key managerial and technical employees. The loss of such personnel could seriously harm our business, results of operations and business prospects. To date, we have not experienced significant difficulties in attracting or retaining such personnel.
In response to the COVID-19 outbreak, we deployed our contingency and resiliency plans that are encompassed in our business continuity programs. Our resiliency advisory and crisis management teams defined work streams and set up “war” rooms with hundreds of employees, organizing across our global footprint, and coordinating and communicating with our suppliers and customers. Our leadership teams initiated enhanced health and safety measures across all facilities, as our foremost focus has been the health and safety of our employees. We modified practices at our manufacturing locations and offices to require personal protective equipment, sanitization measures, temperature checks and social distancing well before these measures were mandated. Our protocols to protect employees and safely operate our facilities have been in partnership with several governments, including in China, Mexico, Malaysia, Brazil and Europe. These measures also have enabled us to continue to conduct operations which are considered to be essential services, including but not limited to the manufacture of critical health care products.

INTELLECTUAL PROPERTY
We own or license various United States and foreign patents relating to a variety of technologies. For certain of our proprietary processes, inventions, and works of authorship, we rely on trade secret or copyright protection. We also maintain trademark rights (including registrations) for our corporate name and several other trademarks and service marks that we use in our business in the United States and other countries throughout the world. We have implemented appropriate policies and procedures (including both technological means and training programs for our employees) to identify and protect our intellectual property, as well as that of our customers and suppliers. As of March 31, 2020, and 2019, the carrying value of our intellectual property was not material.
Although we believe that our intellectual property assets and licenses are sufficient for the operation of our business as we currently conduct it, from time to time third parties assert patent infringement claims against us or our customers. In addition, we provide design and engineering services to our customers and also design and make our own products. As a consequence of these activities, our customers are sometimes requiring us to take responsibility for intellectual property to a greater extent than in our manufacturing and assembly businesses. If and when third parties make assertions regarding the ownership or right to use intellectual property, we could be required to either enter into licensing arrangements or to resolve the issue through litigation. Such license rights might not be available to us on commercially acceptable terms, if at all, and any such litigation might not be resolved in our favor. Additionally, litigation could be lengthy and costly and could materially harm our financial condition regardless of the outcome. We also could be required to incur substantial costs to redesign a product or re-perform design services. See "Risk Factors - The success of certain of our activities depends on our ability to protect our intellectual property rights; claims of infringement or misuse of intellectual property and/or breach of license agreement provisions against our customers or us could harm our business."
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
ITEM 1A.    RISK FACTORS
The COVID-19 pandemic has materially and adversely affected our business and results of operations. The duration and extent to which it will continue to adversely impact our business and results of operations remains uncertain and could be material.
The COVID-19 pandemic has resulted in a widespread public health crisis and numerous disease control measures being taken to limit its spread, including travel bans and restrictions, quarantines, shelter-in-place orders, and shutdowns. These measures have materially impacted and are continuing to impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. We have significant operations worldwide, including in China, Mexico, the United States, Brazil, India, Malaysia and Europe, and each of these geographies has been affected by the outbreak and has taken measures to try to contain it, resulting in disruptions at many of our manufacturing operations and facilities. Further measures may be implemented and there can be no assurance as to when any such restrictions may be eased or lifted. The impact of the pandemic on our business has included and could in the future include:

•	disruptions to or restrictions on our ability to ensure the continuous provision of our manufacturing services and solutions;

•	temporary closures or reductions in operational capacity of our manufacturing facilities;

•	reductions in our capacity utilization levels;

•
temporary closures of our direct and indirect suppliers, resulting in adverse effects to our supply chain, and other supply chain disruptions, which adversely affect our ability to procure sufficient inventory to support customer orders;

•	temporary shortages of skilled employees available to staff manufacturing facilities due to shelter-in-place orders and travel restrictions within as well as into and out of countries;

•	restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures;

•	increases in operational expenses and other costs related to requirements implemented to mitigate the impact of the pandemic;

•	delays or limitations on the ability of our customers to perform or make timely payments;

•	reductions in short- and long-term demand for our manufacturing services and solutions, or other disruptions in technology buying patterns;

•
workforce disruptions due to illness, quarantines, governmental actions, other restrictions, and/or the social distancing measures we have taken to mitigate the impact of COVID-19 at our locations around the world in an effort to protect the health and well-being of our employees, customers, suppliers and of the communities in which we operate (including working from home, restricting the number of employees attending events or meetings in person, limiting the number of people in our buildings and factories at any one time, further restricting access to our facilities and suspending employee travel); and

•	our management team continuing to commit significant time, attention and resources to monitoring the COVID-19 pandemic and seeking to mitigate its effects on our business and workforce.
The global spread of COVID-19 also has created significant macroeconomic uncertainty, volatility and disruption, which may adversely affect our and our customers’ and suppliers’ liquidity, cost of capital and ability to access the capital markets. As a result, the continued spread of COVID-19 could cause further disruptions in our supply chain and customer demand, and could adversely affect the ability of our customers to perform, including in making timely payments to us, which could further adversely impact our business, financial condition and results of operations. In addition, the COVID-19 pandemic has caused an economic slowdown that is likely to continue and is highly likely to cause a global recession. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of the pandemic’s global economic impact, including any recession, economic downturn, government spending cuts, tightening of credit markets or increased unemployment that has occurred or may occur in the future, which could cause our customers and potential customers to postpone or reduce spending on our manufacturing services and solutions.
The extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of COVID-19 in the future, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable. We cannot at this time quantify or forecast the business impact of COVID-19, and there can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on our business, financial results and financial condition. In addition, the COVID-19 pandemic increases the likelihood and potential severity of other risks described in this “Risk Factors” section.
Weak global economic conditions, geopolitical uncertainty and instability in financial markets may adversely affect our business, results of operations, financial condition, and access to capital markets.
Our revenue and gross margin depend significantly on general economic conditions and the demand for products in the markets in which our customers compete. Adverse worldwide economic conditions and geopolitical uncertainty may create challenging conditions in the electronics industry, which has occurred and may continue to occur as a result of the COVID-19 pandemic.
Additionally, the withdrawal of the United Kingdom from the EU ("Brexit") may also adversely impact worldwide economic conditions. The U.K. left the EU on January 31, 2020, and is currently in an 11-month transition period following which it will leave the single market and customs union pursuant to terms of a trade agreement currently being negotiated by the U.K. and the EU. The terms of this trade agreement are uncertain, and the political and economic instability created by Brexit caused and may continue to cause significant volatility in global markets. Additionally, conditions may be adversely impacted by and the actions that the U.S. or other countries have taken or may take with respect to certain treaty and trade relationships with other countries. The U.S. has thus far signaled a desire to reach a broad trade deal with a post-Brexit U.K. this year, but demands for concessions on issues like tariffs, non-tariff barriers, tax policies, and market access could present obstacles to achieving an agreement. Disagreements over similar issues, including market access, non-tariff barriers, and digital service taxes continue to raise the possibility of the U.S. imposing more tariffs on EU goods, even as the U.S. government signals a desire to reach a trade deal with the EU. The COVID-19 pandemic has served to further delay any potential progress on any U.S.-U.K. and U.S.-EU trade deal. Meetings between U.S. and U.K. trade officials to discuss a bilateral trade deal, which were scheduled for the end of March, then postponed indefinitely, as both countries instead dealt with the COVID-19 pandemic.
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
For the period ended March 31, 2020, we derived our revenues from customers in the following business groups (which, beginning in fiscal year 2021, we expect to realign in two reportable segments (Flex Agility Solutions Group and Flex Reliability Solutions Group)):

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

Factors affecting any of these industries in general or our customers in particular, could adversely impact us. These factors include:

•	A negative impacts of the COVID-19 pandemic on our customers or on the demand for our customers’ products;

•	rapid changes in technology, evolving industry standards, and requirements for continuous improvement in products and services that result in short product life cycles;

•	demand for our customers' products may be seasonal;

•	our customers may fail to successfully market their products, and our customers' products may fail to gain widespread commercial acceptance;

•	our customers' products may have supply chain issues, including as a result of the COVID-19 pandemic

•	our customers may experience dramatic market share shifts in demand which may cause them to lose market share or exit businesses; and

•	there may be recessionary periods in our customers' markets, including as a result of the COVID-19 pandemic.
Our customers may cancel their orders, change production quantities or locations, or delay production, and our current and potential customers may decide to manufacture some or all of their products internally, which could harm our business.
Cancellations, reductions, or delays by a significant customer or by a group of customers have harmed, and may in the future harm, our results of operations by reducing the volumes of products we manufacture and deliver for those customers, by causing a delay in the repayment of our expenditures for inventory in preparation for customer orders and/or an impairment loss for inventory, and by lowering our asset utilization and overhead absorption resulting in lower gross margins and earnings. Additionally, current and prospective customers continuously evaluate our capabilities against other providers as well as against the merits of manufacturing products themselves. Our business would be adversely affected if customers decide to perform these functions internally or transfer their business to another provider. In addition, we face competition from the manufacturing operations of some of our current and potential customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing. In the past, some of our customers moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity. Any of these developments could cause a decline in our sales, loss of market acceptance of our products or services, decreases of our profits or loss of our market share.
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
Sales to our ten largest customers represent a significant percentage of our net sales. Our ten largest customers accounted for approximately 39%, 43% and 41% of net sales in fiscal years 2020, 2019 and 2018, respectively. No customer accounted for more than 10% of net sales in fiscal year 2020, 2019 and 2018. Our principal customers have varied from year to year. These customers may experience dramatic declines in their market shares or competitive position, due to economic or other forces, that may cause them to reduce their purchases from us or, in some cases, result in the termination of their relationship with us. Significant reductions in sales to any of these customers, or the loss of major customers, would materially harm our business. If we are not able to timely replace expired, canceled or reduced contracts with new business, our revenues and profitability could be harmed. Additionally, mergers, acquisitions, consolidations or other significant transactions involving our key customers generally entail risks to our business. If a significant transaction involving any of our key customers results in the loss of or reduction in purchases by any of our largest customers, it could have a materially adverse effect on our business, results of operations, financial condition and prospects.
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
We provide manufacturing services to companies and industries that have in the past, and may in the future, experience financial difficulty. If some of our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our products from these customers could decline. Additionally, if our suppliers experience financial difficulty we could have difficulty sourcing supplies necessary to fulfill production requirements and meet scheduled shipments. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. Such adverse effects could include one or more of the following: an increase in our provision for doubtful accounts, a charge for inventory write-offs, a reduction in revenue, and an increase in our working capital requirements due to higher inventory levels and increases in days our accounts receivables are outstanding. Any of these risks may be heightened by the effects of the COVID-19 pandemic.
On April 21, 2016, SunEdison, Inc. (together with certain of its subsidiaries, “SunEdison”) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. During the fiscal year ended March 31, 2016, we recognized a bad debt reserve charge of $61.0 million associated with our outstanding SunEdison receivables and accepted return of previously shipped inventory of approximately $90.0 million. SunEdison stated in schedules filed with the Bankruptcy Court that, within the 90 days preceding SunEdison's bankruptcy filing, the Company received approximately $98.6 million of inventory and cash transfers of $69.2 million, which in aggregate represents the Company's estimate of the maximum reasonably possible contingent loss. On April 15, 2018, a subsidiary of the Company together with its subsidiaries and affiliates, entered into a tolling agreement with the trustee of the SunEdison Litigation Trust to toll any applicable statute of limitations or other time-related defense that might exist in regards to any potential claims that either party might be able to assert against the other for a period that will end at the earlier to occur of: (a) 60 days after a party provides written notice of termination; (b) six years from the effective date of April 15, 2018; or (c) such other date as the parties may agree in writing. No preference claims have been asserted against the Company and consideration has been given to the related contingencies based on the facts currently known. An unfavorable resolution of this matter could be material to our results of operations, financial condition, or cash flows.
We may be adversely affected by supply chain issues, including shortages of required electronic components.
From time to time, we have experienced shortages of some of the electronic components that we use. These shortages can result from strong demand for those components or from problems experienced by suppliers, such as shortages of raw materials. We have also experienced, and may continue to experience, such shortages due to the effects of the COVID-19 pandemic. These unanticipated component shortages have resulted and could continue to result in curtailed production or delays in production, which may prevent us from making scheduled shipments to customers. Our inability to make scheduled shipments could cause us to experience a reduction in sales, increase in inventory levels and costs, and could adversely affect relationships with existing and prospective customers. Component shortages may also increase our cost of goods sold because we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. As a result, component shortages could adversely affect our operating results. Our performance depends, in part, on our ability to incorporate changes in component costs into the selling prices for our products.

Our supply chain has also been and may continue to be impacted by the COVID-19 pandemic, and may be impacted by other events outside our control, including macro-economic events, trade restrictions, political crises, other public health emergencies, or natural or environmental occurrences.
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

•
exposure to infectious disease, epidemics and pandemics, including the effects of the COVID-19 on our business operations in geographic locations impacted by the outbreak and on the business operations of our customers and suppliers;

•	inability of international customers and suppliers to obtain financing resulting from tightening of credit in international financial markets;

•	political unrest; and

•	a potential reversal of current favorable policies encouraging foreign investment or foreign trade by our host countries.
We operate in a number of different countries and jurisdictions, and we cannot anticipate the potential impact that new or current restrictions in each of these countries or jurisdictions due to COVID-19 may have on our manufacturing operations and facilities, our supply chain, and our business more generally.
The attractiveness of our services to customers and our ability to conduct business with certain customers can be affected by changes in U.S. and other countries' trade policies. In 2018, the U.S. imposed tariffs on a large variety of products of Chinese origin. The U.S. government has also indicated a readiness to further expand the scope of the tariffs on Chinese goods if negotiations are not successful, and most recently, effective May 10, 2019, increased tariffs on $200 billion of Chinese goods to 25%. Further, on May 15, 2019, President Trump issued an executive order designed to secure the information and communications technology and services supply chain, which would restrict the acquisition or use in the United States of information and communications technology or services designed, developed, manufactured, or supplied by persons owned by, controlled by, or subject to the jurisdiction or direction of foreign adversaries. The executive order is subject to implementation by the Secretary of Commerce and applies to contracts entered into prior to the effective date of the order. In addition, the U.S. Commerce Department has implemented additional restrictions and may implement further restrictions that would affect conducting business with certain Chinese companies. A “phase one” trade deal signed between the U.S. and China on January 15, 2020 accompanied a U.S. decision to cancel a plan to increase tariffs on an additional list of Chinese products and to reduce the tariffs imposed on May 13, 2019 from 15% to 7.5% effective February 14, 2020. While the signing of the agreement and granting of several tariff exclusions by the U.S. Trade Representative signal a cooling of tensions between the U.S. and China over trade, many of the additional tariffs on Chinese origin goods remain as do concerns over the stability of bilateral trade relations, particularly given the limited scope of the phase one agreement. In addition, the economic disruption caused by the COVID-19 pandemic could make it harder for China to meet its obligations under the deal and increases the potential for China to invoke the deal’s “disaster clause,” which could further challenge US-China bilateral trade relations. Depending upon their duration and implementation, as well as our ability to mitigate their impact, these tariffs, the executive order and its implementation and other regulatory actions could materially affect our business, including in the form of increased cost of goods sold, decreased margins, increased pricing for customers, and reduced sales. Further, one of our former customers, Huawei Technologies Co., Ltd., and some of its affiliates have been added to the U.S. Department of Commerce’s Entity List, and were recently made subject to enhanced restrictions designed to prevent them from having access to foreign-produced items using U.S.-origin semiconductor technology and equipment; we could be subject to reputational harm based on its business activities, including activities with sanctioned countries.
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

We also face certain heightened risks to our intellectual property rights due to our extensive operations in foreign jurisdictions, including the risk of theft or misuse of our intellectual property rights in certain foreign jurisdictions. The laws of certain countries in which we operate may not protect intellectual property rights to the same extent as the laws of the United States, and the mechanisms to enforce intellectual property rights may be inadequate to protect our rights, which could harm our business.
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
On May 8, 2018, a putative class action was filed in the Northern District of California against the Company and certain officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, alleging misstatements and/or omissions in certain of the Company’s financial results, press releases and SEC filings made during the putative class period of January 26, 2017 through April 26, 2018. On October 1, 2018, the Court appointed lead plaintiff and lead plaintiff’s counsel in the case. On November 28, 2018, lead plaintiff filed an amended complaint alleging misstatements and/or omissions in certain of the Company’s SEC filings, press releases, earnings calls, and analyst and investor conferences and expanding the putative class period through October 25, 2018. On April 3, 2019, the Court vacated its prior order appointing lead plaintiff and lead plaintiff’s counsel and reopened the lead plaintiff appointment process. On September 26, 2019, the Court appointed a new lead plaintiff and lead plaintiff’s counsel in the case. On November 8, 2019, lead plaintiff filed a further amended complaint. On December 4, 2019, Defendants filed a motion to dismiss the amended complaint. The motion has been fully briefed. On March 12, 2020, the Court vacated the hearing date and took the motion under submission without argument. No decision has yet been issued. Any existing or future lawsuits could be time-consuming, result in significant expense and divert the attention and resources of our management and other key employees, as well as harm our reputation, business, financial condition or results of operations.
On February 14, 2019, we submitted an initial notification of voluntary disclosure to the U.S. Department of the Treasury, Office of Foreign Assets Control ("OFAC") regarding possible noncompliance with U.S. economic sanctions requirements among certain non-U.S. Flex-affiliated operations. We have initiated an internal investigation regarding this matter which is ongoing. We expect to complete the investigation and report to OFAC by the end of the second quarter of fiscal year 2021, and cannot at this time estimate the amount, or the range of reasonably possible amounts, of penalties the Company could be subject to, which could have a material adverse effect on the Company’s financial position, results of operations or cash flows..
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
In recent years, including fiscal years 2020, 2019 and 2018, we initiated targeted restructuring activities focused on optimizing our portfolio, in particular customers and products in our CTG business, optimizing our cost structure in lower growth areas and, more importantly, streamlining certain corporate and segment functions. Restructuring charges are recorded based upon employee termination dates, site closure and consolidation plans generally in conjunction with an overall corporate initiative to drive cost reduction and realign the Company's global footprint.
We may be required to take additional charges in the future to align our operations and cost structures with global economic conditions, market demands, cost competitiveness, and our geographic footprint as it relates to our customers' production requirements and in response to the economic challenges in light of recent events with COVID-19. We may consolidate certain manufacturing facilities or transfer certain of our operations to lower cost geographies. If we are required to take additional restructuring charges in the future, our operating results, financial condition, and cash flows could be adversely impacted. Additionally, there are other potential risks associated with our restructurings that could adversely affect us, such as delays encountered with the finalization and implementation of the restructuring activities, work stoppages, and the failure to achieve targeted cost savings.
A breach of our IT or physical security systems, or violation of data privacy laws, may cause us to incur significant legal and financial exposure.
We are increasingly reliant on our information systems to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers, and other business partners), and to manage or support a variety of critical business processes and activities. In particular, the COVID-19 pandemic has caused us to modify our business practices, including requiring many of our office-based employees to work from home. As a result, we are increasingly dependent upon our information systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our such information systems. We regularly face attempts by others to gain unauthorized access through the Internet or to introduce malicious software to our information systems. We are also a target of malicious attackers who attempt to gain access to our network or data centers or those of our customers or end users; steal proprietary information related to our business, products, employees, and customers; or interrupt our systems and services or those of our customers or others. We believe such attempts are increasing in number and in technical sophistication. In some instances, we, our customers, and the users of our products and services might be unaware of an incident or its magnitude and effects. We have implemented security systems with the intent of maintaining the physical security of our facilities and inventory and protecting our customers’ and our suppliers’ confidential information. In addition, while we seek to detect and investigate all unauthorized attempts and attacks against our network, products, and services, and to prevent their recurrence where practicable through changes to our internal processes and tools, we are subject to, and at times have suffered from, breach of these security systems which have in the past and may in the future result in unauthorized access to our facilities and/or unauthorized use or theft of the inventory or information we are trying to protect. If unauthorized parties gain physical access to our inventory or if they gain electronic access to our information systems or if such information or inventory is used in an unauthorized manner, misdirected, or lost or stolen during transmission or transport, any theft or misuse of such information or inventory could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties including our customers and possible financial obligations for damages related to the theft or misuse of such information or inventory, any of which could have a material adverse effect on our profitability and cash flow.
In addition, new data privacy laws and regulations, including the new European Union General Data Protection Regulation (“GDPR”) effective May 2018, pose increasingly complex compliance challenges, which may increase compliance costs, and any failure to comply with data privacy laws and regulations could result in significant penalties. Additionally, California recently enacted legislation, the California Consumer Privacy Act (“CCPA”), which became effective January 1, 2020. The CCPA, among other requirements, require covered companies to provide new disclosures to California consumers, and allow such consumers new abilities to opt-out of certain sales of personal information. The CCPA was amended in September 2018 and November 2019, and modifications were proposed in February 2020. It is unclear whether further modifications will be made to this law. Additionally, new privacy laws and regulations are under development at the U.S. Federal and state level and many international jurisdictions.
The effects of the GDPR, the CCPA and other data privacy laws and regulations may be significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Any actual or perceived failures to comply with the GDPR, the CCPA or other data privacy laws or regulations, or related contractual or other obligations, or any perceived privacy rights violation, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, penalties, and other liabilities, as well as harm to our reputation and market position. The GDPR, CCPA and other laws and self-regulatory codes may affect our ability to reach current and prospective customers, to understand how our solutions and services are being used, to respond to customer requests allowed under the laws, and to implement our new business models effectively. These new laws and regulations could similarly affect our customers.
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
We prepare our financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants (AICPA), the SEC and various bodies formed to interpret and create accounting policies. For example, significant changes to lease accounting rules have been enacted and applied to us in fiscal year 2020 per Accounting Standard Update ("ASU") 2016-02 "Leases". Changes to accounting rules or challenges to our interpretation or application of the rules by regulators may have a material adverse effect on our reported financial results or on the way we conduct business. Refer to "Recently Adopted Accounting Pronouncements" within note 2 of Item 8, Financial Statements and Supplementary Data.
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
We are also exposed to risks related to the valuation of the Chinese currency relative to the U.S. dollar. The Chinese currency is the renminbi ("RMB"). A significant increase in the value of the RMB could adversely affect our financial results and cash flows by increasing both our manufacturing costs and the costs of our local supply base. Additionally, the recent COVID-19 pandemic could contribute to foreign currency volatility. Volatility in the functional and non-functional currencies of our entities and the United States dollar could seriously harm our business, operating results and financial condition.
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
We depend on our executive officers and skilled personnel.
Our success depends to a large extent upon the continued services of our executive officers and other key employees. Generally, our employees are not bound by employment or non-competition agreements, and we cannot assure you that we will retain our executive officers and other key employees. We could be seriously harmed by the loss of any of our executive officers or other key employees, or if such employees are unable to work effectively or at all due to the COVID-19 pandemic. We will need to recruit and retain skilled management personnel, and if we are not able to do so, our business could be harmed. In addition, in connection with expanding our design services offerings, we must attract and retain experienced design engineers. There is substantial competition in our industry for highly skilled employees. Additionally, hiring, training and retaining skilled employees may be adversely impacted by global economic uncertainty and office closures caused by COVID-19. Our failure to recruit and retain experienced design engineers, or if they are unable to work effectively or at all due to the COVID-19 pandemic, could limit the growth of our design services offerings, which could adversely affect our business.
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
Social and environmental responsibility policies and provisions may be difficult to comply with and may impose costs on us.
There is an increasing focus on corporate social and environmental responsibility in our industry. A number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions that their suppliers should comply with, or they may seek to include such provisions in their procurement terms and conditions. We currently comply with the sustainability standards set forth by various voluntarily sustainability initiatives and organizations, and we have joined the U.N. Global Compact, a voluntary initiative for businesses to develop, implement and disclose sustainability policies and practices. These social and environmental responsibility practices, policies, provisions and initiatives are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with.
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
Our debt level may create limitations.
As of March 31, 2020, our total debt was approximately $2.8 billion. This level of indebtedness could limit our flexibility as a result of debt service requirements and restrictive covenants, and may limit our ability to access additional capital or execute our business strategy. In addition, in May 2020, we issued $425 million aggregate principal amount of 3.750% Notes due 2026 and $325 million aggregate principal amount of 4.875% Notes due 2030, which increased our level of indebtedness.
Changes in our credit rating may make it more expensive for us to raise additional capital or to borrow additional funds. We are also exposed to interest rate fluctuations on our outstanding borrowings and investments.
Our credit is rated by credit rating agencies. Our 5.000% Notes due 2023, our 4.750% Notes due 2025, our 4.875% Notes due 2029, our 4.875% Notes due 2030 and our 3.750% Notes due 2026 are currently rated BBB- by Standard and Poor's ("S&P") which is considered to be “investment grade” by S&P, rated Baa3 by Moody’s which is considered to be “investment grade” by Moody's, and rated BBB- by Fitch which is considered to be "investment grade" by Fitch. Any decline in our credit rating may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us, if at all, negatively impact the price of our ordinary shares, increase our interest payments under some of our existing debt agreements, and have other negative implications on our business, many of which are beyond our control. In addition, the interest rate payable on some of our credit facilities is subject to adjustment from time to time if our credit ratings change. Thus, any potential future negative change in our credit rating may increase the interest rate payable on these credit facilities.
In addition, we are exposed to interest rate risk under our variable rate terms loans, bilateral facilities and revolving credit facility for indebtedness we have incurred or may incur under such facilities. The interest rates under these borrowings are based on either (i) a margin over LIBOR or (ii) the base rate (the greatest of the agent's prime rate, the federal funds rate plus 0.50% and LIBOR for a one-month interest period plus 1.00%) plus an applicable margin, in each case depending on our credit rating. Refer to the discussion in note 8, "Bank Borrowings and Long-Term Debt" to the consolidated financial statements for further details of our debt obligations. We are also exposed to interest rate risk on our invested cash balances, our securitization facilities and our factoring activities.
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

Our operations or systems could be disrupted by natural disasters, terrorist activity, public health issues (including the COVID-19 pandemic), cyber security incidents, interruptions of service from utilities, transportation or telecommunications providers, or other catastrophic events. Such events could make it difficult or impossible to manufacture or deliver products to our customers, receive production materials from our suppliers, or perform critical functions, which could adversely affect our revenue and require significant recovery time and expenditures to resume operations. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, some of our systems are not fully redundant and we cannot be sure that our plans will fully protect us from all such disruptions.
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
We rely on a variety of common carriers to transport our materials from our suppliers to us, and to transport our products from us to our customers. Problems suffered by any of these common carriers, whether due to the COVID-19 pandemic, a natural disaster, labor problem, increased energy prices, criminal activity or some other issue, could result in shipping delays, increased costs, or other supply chain disruptions, and could therefore have a material adverse effect on our operations.
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
If the financial performance of our businesses were to decline significantly as a result of the COVID-19 pandemic, we could incur a material non-cash charge to our income statement for the impairment of goodwill and other intangible assets.
Refer to note 2 to the consolidated financial statements and "Critical Accounting Policies" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the impairment testing of goodwill and identifiable intangible assets.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our facilities consist of a global network of industrial parks, regional manufacturing operations, and design, engineering and product introduction centers, providing approximately 27 million square feet of productive capacity as of March 31, 2020. We do not identify or allocate assets by operating segment, as they are interchangeable in nature and used by multiple operating segments.
The composition of the square footage of our facilities, by region, is as follows:

	Leased (Manufacturing)	Owned (Manufacturing)	Total (Manufacturing)	Non-manufacturing	Total
	(in million square feet)
Americas	3.8	5.6	9.4	8.8	18.2
Asia	6.8	5.9	12.7	7.8	20.5
Europe	2.3	2.6	4.9	4.9	9.8
Total	12.9	14.1	27.0	21.5	48.5
Our facilities include large industrial parks, ranging in size from approximately 100,000 to 5.7 million square feet in Brazil, China, India, and Mexico. We also have regional manufacturing operations, generally ranging in size from under 100,000 to approximately 2.7 million square feet in Austria, Brazil, Canada, China, Denmark, Hungary, India, Indonesia, Ireland, Israel, Italy, Japan, Malaysia, Mexico, The Netherlands, Poland, Romania, Singapore, Spain, Switzerland, Ukraine and the United States. We also have smaller design and engineering centers, innovation centers and product introduction centers at a number of locations in the world's major industrial and electronics markets.
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
As of May 20, 2020 there were 2,994 holders of record of our ordinary shares. This does not include persons whose stock is in nominee or "street name" accounts through brokers.
DIVIDENDS
Since inception, we have not declared or paid any cash dividends on our ordinary shares. We currently do not have plans to pay any dividends in fiscal year 2021.
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
The graph below assumes that $100 was invested in our ordinary shares, in the Standard & Poor's 500 Stock Index and in the peer group described above on March 31, 2015 and reflects the annual return through March 31, 2020, assuming dividend reinvestment.
The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performances of our ordinary shares.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Flex, the S&P 500 Index, and Peer Group

	3/15	3/16	3/17	3/18	3/19	3/20
Flex Ltd.	100.00	95.11	132.49	128.79	78.86	66.05
S&P 500 Index	100.00	101.78	119.26	135.95	148.86	138.47
Peer Group	100.00	90.70	137.35	117.24	110.69	93.72
Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2020
Index Data: Copyright Standard and Poor's, Inc. Used with permission. All rights reserved.
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our ordinary shares made by us for the period from January 1, 2020 through March 31, 2020.

Period (2)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2020	727,887	$13.05	727,887	$392,523,252
February 1 - February 28, 2020	3,690,995	12.98	3,690,995	344,627,426
February 29 - March 31, 2020	3,015,107	9.75	3,015,107	315,227,484
Total	7,433,989		7,433,989

(1)
During the period from January 1, 2020 through March 31, 2020 all purchases were made pursuant to the program discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)
On August 20, 2019, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of March 31, 2020, shares in the aggregate amount of $315.2 million were available to be repurchased under the current plan.

RECENT SALES OF UNREGISTERED SECURITIES
None.
INCOME TAXATION UNDER SINGAPORE LAW
Dividends.    Singapore does not impose a withholding tax on dividends. All dividends on our ordinary shares are not taxable in Singapore to shareholders, provided that any dividends are paid to shareholders outside of Singapore for this purpose and such dividends are not received or deemed to be received in Singapore by shareholders and are not derived by shareholders pursuant to any trade or business carried on in Singapore. Certain tax exemptions are available for foreign-sourced dividends received by Singapore tax residents, subject to conditions. Since inception, we have not declared or paid any cash dividends on our ordinary shares, and we currently do not have plans to pay any dividends.
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

ITEM 6.    SELECTED FINANCIAL DATA
These historical results are not necessarily indicative of the results to be expected in the future. The following selected consolidated financial data set forth below was derived from our historical audited consolidated financial statements and is qualified by reference to, and should be read in conjunction with, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data." On April 1, 2018, we adopted the new revenue standard and as a result we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect at the time. (Amounts may not sum due to rounding).

	Fiscal Year Ended March 31,
	2020	2019	2018	2017	2016
	(In millions, except per share amounts)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	$24,210	$26,211	$25,441	$23,863	$24,419
Cost of sales	22,681	24,594	23,778	22,303	22,811
Restructuring charges (3)	190	99	67	39	—
Gross profit	1,338	1,518	1,596	1,521	1,608
Selling, general and administrative expenses	834	953	1,019	937	955
Intangible amortization	64	74	79	81	66
Restructuring charges (3)	26	14	24	11	—
Interest and other, net	164	183	123	100	84
Other charges (income), net (1)	92	110	(170)	21	48
Income before income taxes	158	182	521	371	455
Provision for income taxes	71	89	92	51	11
Net income	$88	$93	$429	$320	$444
Diluted earnings per share:
Total	$0.17	$0.18	$0.80	$0.59	$0.79

	As of March 31,
	2020	2019	2018	2017	2016
	(In millions)
CONSOLIDATED BALANCE SHEET DATA:
Working capital (2)	$1,875	$1,506	$1,902	$1,883	$1,743
Total assets	13,690	13,499	13,716	12,593	12,385
Total long-term debt, excluding current portion (4)	2,689	2,422	2,898	2,891	2,709
Shareholders' equity	2,831	2,972	3,019	2,678	2,606

(1)	For fiscal years 2020, 2019 and 2018, refer to note 16 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion.

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

(3)
The Company initiated restructuring plans during fiscal years 2020, 2019, 2018 and 2017. For the restructuring plans initiated during fiscal years 2020, 2019, and 2018, refer to note 15 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion. During fiscal year 2017, the Company initiated a restructuring plan to accelerate its ability to support more Sketch-to-Scale® efforts across the Company and reposition away from historical legacy programs and structures through rationalizing its current footprint at existing sites and at corporate SG&A functions. The Company recognized restructuring charges of approximately $49.4 million primarily for employee termination costs under the above plan. Of these total charges, approximately $38.8 million was recognized in cost of sales.

(4)
In May 2020, the Company issued $425 million aggregate principal amount of 3.750% Notes due February 2026, at 99.617% of face value, and $325 million aggregate principal amount of 4.875% Notes due May 2030, at 99.562% of face value. Refer to note 8 to the consolidated financial statement in Item 8, "Financial Statements and Supplementary Data"

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
We are the manufacturing partner of choice that helps a diverse customer base design and build products that improve the world. Through the collective strength of a global workforce across approximately 30 countries and responsible, sustainable operations, we deliver technology innovation, supply chain, and manufacturing solutions to diverse industries and end markets. As of March 31, 2020, our reporting business segments were as follows:

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

These segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by our Chief Operating Decision Maker (“CODM”). Our segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics. Refer to note 20 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for additional information on our operating segments.
In March 2020, we announced a change in organization structure as part of our strategy to further drive growth and productivity with two focused delivery models. As a result, beginning in fiscal year 2021, we expect to report our financial performance based on two reportable segments (Flex Agility Solutions Group and Flex Reliability Solutions Group) and analyze operating income as the measure of segment profitability.

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
During the past several years, we have evolved our long-term portfolio towards a mix of businesses which possess longer product life cycles and higher segment operating margins as reflected in our IEI and HRS businesses. We have expanded our design and engineering relationships through our product innovation centers and global design centers.
During fiscal year 2019, we took actions to optimize our portfolio with greater focus to be placed on higher margin, less volatile businesses. During the first half of fiscal year 2020, in connection with the recent geopolitical developments and uncertainties, primarily impacting one customer in China, we experienced a reduction in demand for products assembled for that customer. As a result, we accelerated our strategic decision to reduce our exposure to certain high-volatility products in both China and India. We also initiated targeted activities to restructure our business to further reduce and streamline our cost structure. We recognized $216 million of charges during the fiscal year 2020, comprised of approximately $159 million of cash charges predominantly for employee severance, and $57 million of non-cash charges primarily related to asset impairments. While the bulk of the restructuring activities were executed in fiscal year 2020 and prior, we may be required to execute additional restructuring activities as we continue to streamline our cost structure while focusing on higher margin, less volatile businesses and in response to the economic challenges in light of recent events with COVID-19 as discussed below.
We believe that our continued business transformation is strategically positioning us to take advantage of the long-term, future growth prospects for outsourcing of advanced manufacturing capabilities, design and engineering services and after-market services.
Impact of COVID-19 on Our Business
The COVID-19 pandemic has resulted in a widespread public health crisis and numerous disease control measures being taken to limit its spread, including travel bans and restrictions, quarantines, shelter-in-place orders, and shutdowns. These measures have materially impacted and are continuing to impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. We have significant operations worldwide, including in China, Mexico, the United States, Brazil, India, Malaysia and Europe, and each of these geographies has been affected by the outbreak and taken measures to try to contain it, resulting in disruptions at many of our manufacturing operations and facilities. The extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of COVID-19 in the future, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable. See “Risk Factors - The COVID-19 pandemic has materially and adversely affected our business and results of operations. The duration and extent to which it will continue to adversely impact our business and results of operations remains uncertain and could be material.”
In response to the outbreak, we deployed our contingency and resiliency plans that are encompassed in our business continuity programs. Our resiliency advisory and crisis management teams defined work streams and set up “war” rooms with hundreds of employees, organizing across our global footprint, and coordinating and communicating with our suppliers and customers. Our leadership teams initiated enhanced health and safety measures across all facilities, as our foremost focus has been the health and safety of our employees. We modified practices at our manufacturing locations and offices to require personal protective equipment, sanitization measures, temperature checks and social distancing well before these measures were mandated. Our protocols to protect employees and safely operate our facilities have been implemented in partnership with several governments, including in China, Mexico, Malaysia, Brazil, and Europe. These measures also have enabled us to continue to conduct operations which are considered to be essential services, including but not limited to the manufacture of critical health care products.
As one of the largest medical device manufacturers, we recognized that we had a responsibility to do our part to make a difference in the fight against this disease. With many of the products we make for our healthcare customers related to critical care quickly running in short supply, we ramped our efforts to expand delivery of critical products, including oxygen concentrators, patient monitors, infusion pumps, and ICU beds. We are also greatly increasing our testing equipment production for both point of care and large laboratory systems and are currently partnering with our customers to manufacture ventilators at six sites around the globe.
We are presently operating in the majority of our manufacturing facilities across the globe. Our China operations are now fully up and running. There are a few regions that were impacted by acute outbreaks, such as Italy, or have seen complete country shutdowns, including India and Malaysia. In these geographies, we remain in contact with the local and national governments, and have received or are in the process of receiving waivers to safely return factories to full capacity. In addition, we have also shut down our automotive facilities (including in Mexico and Europe) in line with shutdowns executed by the major North American and European auto makers. For those employees who are not working at our manufacturing facilities, including corporate and regional headquarters, we have been operating on a work-from-home basis. We do not believe that our work-from-home protocols have materially adversely impacted our internal controls, financial reporting systems or our operations.
All of our business segments were impacted in the fourth quarter of our fiscal year 2020, with our High Reliability Solutions segment impacted by factory shutdowns by several of our large OEM customers of our automotive business, although our health solutions business has experienced a significant increased demand for critical health care products. Our Industrial and Emerging Industries segment was impacted by supply chain disruptions that impacted product ramps for various industrial and home and lifestyle customers. Our Communications & Enterprise Compute segment was impacted by production disruptions in certain of our Asian facilities and late quarter disruptions in our Mexican facilities. Finally, our Consumer Technologies Group segment was impacted by significant China-based supply chain constraints. Overall, we absorbed additional direct incremental costs of approximately $52 million primarily related to costs associated with enhanced health and safety infrastructure, labor incentives and incremental supply chain expenses. The facility and supply chain constraints, increased incremental costs, as well as lower customer demand for certain product categories have continued in the first quarter of our fiscal year 2021.
To ensure that we are prepared for an uncertain demand environment, we have aggressively cut costs and are preserving cash. Our goal is to maintain as many jobs as we can and maintain our ability to invest where we need to enable future business. To accomplish these objectives, we implemented a combination of graduated salary cuts, furloughs and other programs to cut costs, including aggressively reducing discretionary corporate spend. In particular, our Chief Executive Officer and the Board agreed to reduce her base salary by 50% during the first two quarters of fiscal year 2021. Our other named executive officers proposed and the Board agreed to reduce their base salaries by 30% during the first two quarters of fiscal year 2021. We also made the decision to suspend our share repurchase program during the first quarter of our fiscal year 2021 and postponed all non-critical capital expenditures. We have established a robust contingency planning methodology and will adjust our actions based on how future events evolve.
Business Overview
We are one of the world's largest providers of global supply chain solutions, with revenues of $24.2 billion in fiscal year 2020. We have established an extensive network of manufacturing facilities in the world's major consumer and enterprise markets (Asia, the Americas, and Europe) to serve the growing outsourcing needs of both multinational and regional customers. We design, build, ship, and service consumer and enterprise products for our customers through a network of over 100 facilities in approximately 30 countries across four continents. As of March 31, 2020, our total manufacturing capacity was approximately 27 million square feet. In fiscal year 2020, our net sales in the Americas, Asia and Europe represented approximately 42%, 39% and 19%, respectively, of our total net sales, based on the location of the manufacturing site. The following tables set forth the relative percentages and dollar amounts of net sales and net property and equipment, by country, based on the location of our manufacturing sites (amounts may not sum due to rounding):

	Fiscal Year Ended March 31,
	2020		2019		2018
	(In millions)
Net sales:
China	$5,665	23%	$6,649	25%	$7,450	29%
Mexico	4,449	18%	4,539	17%	4,362	17%
U.S.	3,719	15%	3,106	12%	2,860	11%
Brazil	1,831	8%	2,181	8%	2,578	10%
Malaysia	1,539	6%	1,996	8%	2,005	8%
Hungary	1,355	6%	1,290	5%	1,175	5%
India	1,298	5%	1,805	7%	609	2%
Other	4,354	19%	4,646	18%	4,402	18%
	$24,210		$26,211		$25,441

	Fiscal Year Ended March 31,
	2020		2019
	(In millions)
Property and equipment, net:
Mexico	$555	25%	$537	23%
China	396	18%	523	22%
U.S.	378	17%	361	15%
India	207	9%	219	9%
Malaysia	111	5%	138	6%
Hungary	100	4%	103	4%
Other	469	22%	454	21%
	$2,216		$2,336

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
Our operating results are affected by a number of factors, including the following:

•	the impacts on our business due to component shortages or other supply chain related constraints including as a result of the COVID-19 pandemic;

•	the effects of the COVID-19 pandemic on our business and results of operations;

•	changes in the macro-economic environment and related changes in consumer demand;

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

•
the effects that current credit and market conditions (including as a result of the COVID-19 pandemic) could have on the liquidity and financial condition of our customers and suppliers, including any impact on their ability to meet their contractual obligations;

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
The attractiveness of our services to customers and our ability to conduct business with certain customers can be affected by changes in U.S. and other countries' trade policies. In 2018, the U.S. imposed tariffs on a large variety of products of Chinese origin. The U.S. government has also indicated a readiness to further expand the scope of the tariffs on Chinese goods if negotiations are not successful, and most recently, effective May 10, 2019, increased tariffs on $200 billion of Chinese goods to 25%. Further, on May 15, 2019, President Trump issued an executive order designed to secure the information and communications technology and services supply chain, which would restrict the acquisition or use in the United States of information and communications technology or services designed, developed, manufactured, or supplied by persons owned by, controlled by, or subject to the jurisdiction or direction of foreign adversaries. The executive order is subject to implementation by the Secretary of Commerce and applies to contracts entered into prior to the effective date of the order. In addition, the U.S. Commerce Department has implemented additional restrictions and may implement further restrictions that would affect conducting business with certain Chinese companies. A “phase one” trade deal signed between the U.S. and China on January 15, 2020 accompanied a U.S. decision to cancel a plan to increase tariffs on an additional list of Chinese products and to reduce the tariffs imposed on May 13, 2019 from 15% to 7.5% effective February 14, 2020. While the signing of the agreement and granting of several tariff exclusions by the U.S. Trade Representative signal a cooling of tensions between the U.S. and China over trade, many of the additional tariffs on Chinese origin goods remain as do concerns over the stability of bilateral trade relations, particularly given the limited scope of the phase one agreement. In addition, the economic disruption caused by the COVID-19 pandemic could make it harder for China to meet its obligations under the deal and increases the potential for China to invoke the deal’s “disaster clause,” which could further challenge US-China bilateral trade relations. Depending upon their duration and implementation, as well as our ability to mitigate their impact, these tariffs, the executive order and its implementation and other regulatory actions could materially affect our business, including in the form of increased cost of goods sold, decreased margins, increased pricing for customers, and reduced sales. Further, one of our former customers, Huawei Technologies Co., Ltd., and some of its affiliates have been added to the U.S. Department of Commerce’s Entity List, and were recently made subject to enhanced restrictions designed to prevent them from having access to foreign-produced items using U.S.-origin semiconductor technology and equipment; we could be subject to reputational harm based on its business activities, including activities with sanctioned countries.
We also are subject to other risks as outlined in Item 1A, "Risk Factors".
Net sales for fiscal year 2020 decreased 8%, or $2.0 billion, to $24.2 billion from the prior year. With the exception of our IEI segment whose net sales increased $1.1 billion, net sales for all of our remaining segments declined from the previous year. Our CTG segment decreased $1.7 billion, primarily resulting from our targeted reductions of high volatility, low margin, short-cycle customers and product categories, in addition to significant COVID-19 related supply chain constraints in our fourth quarter. Our CEC segment decreased $1.4 billion, driven by reduced demand in our networking and telecommunication businesses due to the slower roll-out of 5G technology, in addition to our previously announced disengagement with Huawei Technologies Co., coupled with production disruptions in our fourth quarter due to COVID-19. Our HRS segment modestly declined $87 million driven primarily by COVID-19 disruptions directly impacting our automotive business towards the end of our fiscal year as multiple factories shut down late in the fourth quarter. This decline in our HRS segment was offset to some extent by the growth we saw in the earlier part of the fiscal year as we ramped new programs. Our IEI segment increased $1.1 billion, mainly driven by strong sales within our solar energy business and our home and lifestyle business throughout the year which more than offset the underlying supply chain disruptions due to COVID-19 that impacted product ramps for various industrial and home and lifestyle businesses in our fourth quarter. Our fiscal year 2020 gross profit totaled $1.3 billion, representing a decrease of $180 million, or 12%, from the prior year. The decline was primarily driven by the geopolitical challenges and uncertainties which impacted specific customers resulting in restructuring charges recorded in the first half of fiscal year 2020 as well as the write-down of inventory in the second quarter of fiscal year 2020 that will not be recovered due to significant reductions in future customer demand as we reduce our exposure to certain higher volatility businesses. In addition, we also incurred direct incremental costs absorbed in the fourth quarter of fiscal year 2020 due to COVID-19. These were partially offset by the favorable product mix and the increased revenues and gross profit from our IEI segment and benefits realized from our earlier restructuring activities initiated in fiscal year 2019. Our net income totaled $88 million, representing a decrease of $6 million, or 6%, compared to fiscal year 2019, due to the factors explained above, coupled with our ongoing investment portfolio strategy as part of which we incurred certain charges. Refer to note 2 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for details of the investment impairments.
Cash used in operations decreased by approximately $1.5 billion to $1.5 billion for fiscal year 2020 compared with $3.0 billion for fiscal year 2019 primarily due to reduced cash outflows related to accounts receivable. Cash collections from the securitized portion of our Asset-Backed Securitization agreements ("ABS Programs"), called the deferred purchase price, of $2.6 billion were included in cash from investing activities compared to $3.6 billion in fiscal year 2019 (refer to note 11 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data"). Our net working capital is calculated as current quarter accounts receivable, net of allowance for doubtful accounts, adding back the reduction in accounts receivable resulting from non-cash accounts receivable sales, plus inventories and contract assets, less accounts payable and certain other current liabilities related to vendor financing programs. Our net working capital as a percentage of annualized sales for fiscal year 2020 decreased slightly by 0.4% to 6.3% from the prior year.
We believe adjusted free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our adjusted free cash flow is defined as cash from operating activities, plus cash collections of deferred purchase price receivables, less net purchases of property and equipment to present adjusted cash flows on a consistent basis for investor transparency. We also excluded the impact to cash flows related to certain vendor programs that is required for US GAAP presentation. Our adjusted free cash flow was $672 million for fiscal year 2020 compared to $3 million for fiscal year 2019. The increase in adjusted free cash flow is primarily due to the lower level of cash used in operating activities, as discussed above, coupled with a lower level of capital expenditures in the current fiscal year. Refer to the Liquidity and Capital Resources section for the adjusted free cash flows reconciliation to the most directly comparable GAAP financial measure of cash flows from operations. Cash provided by investing activities decreased by approximately $1.0 billion to $2.3 billion for fiscal year 2020, compared with $3.3 billion for fiscal year 2019, primarily due to lower cash collections on deferred purchase price receivables and lower capital expenditures as described above. Cash used in financing activities totaled $508 million during fiscal year 2020, which increased by approximately $478 million from $30 million in the prior year, primarily due to higher net repayments of bank borrowings and long-term debt, and higher incremental share repurchases in fiscal year 2020.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Due to the COVID-19 pandemic, there has been and will continue to be uncertainty and disruption in the global economy and financial markets. We have made estimates and assumptions taking into consideration certain possible impacts due to COVID-19. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from those estimates and assumptions.
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
Beginning with the adoption of ASC 842 on April 1, 2019, we recognize a right-of-use (“ROU”) asset and a lease liability at the lease commencement date for our operating leases. For operating leases, the lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date. We have elected the short-term lease recognition and measurement exemption for all classes of assets, which allows us to not recognize ROU assets and lease liabilities for leases with a lease term of 12 months or less and with no purchase option we are reasonably certain of exercising. We have also elected the practical expedient to account for the lease and nonlease components as a single lease component, for all classes of underlying assets. Therefore, the lease payments used to measure the lease liability include all of the fixed considerations in the contract. Lease payments included in the measurement of the lease liability comprise the following: fixed payments (including in-substance fixed payments), and variable payments that depend on an index or rate (initially measured using the index or rate at the lease commencement date). As we cannot determine the interest rate implicit in the lease for our leases, we use our estimate of the incremental borrowing rate as of the commencement date in determining the present value of lease payments. Our estimated incremental borrowing rate is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The lease term for all of our leases includes the non-cancellable period of the lease plus any additional periods covered by either an option to extend (or not to terminate) the lease that we are reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. Refer to note 3 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further details.
Revenue Recognition
In determining the appropriate amount of revenue to recognize, we apply the following steps: (i) identify the contracts with the customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) we satisfy a performance obligation. Further, we assess whether control of the product or services promised under the contract is transferred to the customer at a point in time (PIT) or over time (OT). We are first required to evaluate whether our contracts meet the criteria for OT recognition. We have determined that for a portion of our contracts, we are manufacturing products for which there is no alternative use (due to the unique nature of the customer-specific product and IP restrictions) and we have an enforceable right to payment including a reasonable profit for work-in-progress inventory with respect to these contracts. As a result, revenue is recognized under these contracts OT based on the cost-to-cost method as it best depicts the transfer of control to the customer measured based on the ratio of costs incurred to date as compared to the total estimated costs at completion of the performance obligation. For all other contracts that do not meet these criteria, we recognize revenue when we have transferred control of the related manufactured products which generally occurs upon delivery and passage of title to the customer. Refer to note 4 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further details.
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
During fiscal year 2020, and in connection with the Company’s ongoing assessment of its investment portfolio strategy, the Company concluded that the carrying amounts of certain non-core investments were other than temporarily impaired and recognized a $98 million total impairment in other charges (income), net on the consolidated statement of operations. The impairments in fiscal year 2020 were primarily related to Elementum and certain other non-core investments, reflecting recent market valuation changes, in addition to capturing additional risks due to the economic challenges in light of COVID-19.
During the last half of fiscal year 2019, the Company reassessed its strategy with respect to its entire investment portfolio. As a result the Company recognized aggregate net charges related to investment impairments and dispositions of approximately $193 million for the fiscal year ended March 31, 2019, primarily related to a non-core cost method investment and Elementum.
Carrying Value of Goodwill and Long-Lived Assets
We review property and equipment and acquired amortizable intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. An impairment loss is recognized when the carrying amount of the asset group exceeds its fair value. Recoverability of property and equipment and acquired amortizable intangible assets are measured by comparing their carrying amount to the projected cash flows the assets are expected to generate. If such asset groups are determined to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the property and equipment and acquired amortizable intangible assets exceeds fair value. Our judgments regarding projected cash flows for an extended period of time and the fair value of assets may be impacted by changes in market conditions, general business environment and other factors including future developments of the COVID-19 pandemic which remain highly uncertain and unpredictable. To the extent our estimates relating to cash flows and fair value of assets change adversely we may have to recognize additional impairment charges in the future.
Goodwill is tested for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. These approaches use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy and require us to make various judgmental assumptions about sales, operating margins, growth rates and discount rates which consider our budgets, business plans and economic projections, and are believed to reflect market participant views. Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, market EBITDA comparables and credit ratings. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, it could result in material impairments of our goodwill. Refer to note 2 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further detail.
During the fourth quarter of fiscal year 2020, due to the ongoing COVID-19 global pandemic which negatively impacted the overall macroeconomy as well as the Company's market capitalization and estimated near-term financial performance, the Company considered this a triggering event and performed an interim impairment test via a quantitative valuation as of March 31, 2020. Based on the results of the impairment test, the fair values exceed the respective carrying values for each reporting unit, with the percentage excess ranging from 17% for CTG to 108% for IEI. Accordingly, the Company concluded that no impairment of goodwill existed as of March 31, 2020. The estimated forecasted results used in the discounted cash flow portion of the impairment analysis reflect the Company's best estimates as of March 31, 2020 and include near term negative impacts to our auto businesses from the plant closures, challenged CEC telecommunication businesses, and weaker consumer demand for our customers' mobility products due to COVID-19. These estimates could change depending on the future developments of the COVID-19 pandemic such as the length and severity of the crisis, the potential resurgence of COVID-19 in the future, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable.
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

	Fiscal Year Ended March 31,
	2020	2019	2018
Net sales	100.0%	100.0%	100.0%
Cost of sales	93.7	93.8	93.5
Restructuring charges	0.8	0.4	0.3
Gross profit	5.5	5.8	6.2
Selling, general and administrative expenses	3.4	3.6	4.0
Intangible amortization	0.3	0.3	0.3
Restructuring charges	0.1	0.1	0.1
Interest and other, net	0.7	0.7	0.5
Other charges (income), net	0.4	0.4	(0.7)
Income before income taxes	0.6	0.7	2.0
Provision for income taxes	0.3	0.3	0.4
Net Income	0.3%	0.4%	1.6%

Net sales
Net sales during fiscal year 2020 totaled $24.2 billion, representing a decrease of $2.0 billion, or 8%, from $26.2 billion during fiscal year 2019. With the exception of our IEI segment whose net sales increased $1.1 billion, net sales for all of our remaining segments declined from the previous year. Net sales were also lower in our Asia and Europe regions during fiscal year 2020, with decreases of $2.1 billion and $66 million, respectively, partially offset by slightly higher sales in Americas with an increase of $172 million during the same period.
Net sales during fiscal year 2019 totaled $26.2 billion, representing an increase of $0.8 billion, or 3%, from $25.4 billion during fiscal year 2018. The overall increase in sales was driven by increases in three of our segments offset by a decline in sales in our CTG segment. During fiscal year 2019, the increase in net sales was primarily driven by an increase of $0.5 billion in Europe, $0.3 billion in Asia, and to a lesser extent, $12 million in the Americas.
The following table sets forth net sales by segments and their relative percentages. Historical information has been recast to reflect realignment of customers and/or products between segments:

	Fiscal Year Ended March 31,
Segments:	2020		2019		2018
	(In millions)
High Reliability Solutions	$4,742	20%	$4,829	18%	$4,770	19%
Industrial & Emerging Industries	7,277	30%	6,183	24%	5,972	24%
Communications & Enterprise Compute	6,986	29%	8,336	32%	7,729	30%
Consumer Technologies Group	5,204	21%	6,863	26%	6,970	27%
	$24,210		$26,211		$25,441

Net sales during fiscal year 2020 decreased $1.7 billion, or 24%, in our CTG segment driven by our targeted reductions of high volatility, low margin, short-cycle customers and product categories and further impacted by significant COVID-19 related supply chain constraints in our fourth quarter. Net sales in our CEC segment decreased $1.4 billion, or 16%, driven by reduced demand in our networking and telecommunication businesses due to the slower roll-out of 5G technology and our previously announced disengagement with Huawei Technologies Co., coupled with production disruptions due to COVID-19 in our fourth quarter. Net sales in our HRS segment modestly decreased $87 million, or 2%, driven primarily by COVID-19 disruptions directly impacting our automotive business towards the end of our fiscal year as multiple factories shut down late in the fourth quarter. This decline was offset to some extent by the growth we saw in the earlier part of the fiscal year from ramping programs. Our IEI segment increased by $1.1 billion, or 18%, mainly driven by strong sales within our solar energy business and our home and lifestyle business throughout the year which more than offset the underlying supply chain disruptions due to COVID-19 that impacted product ramps for various industrial and home and lifestyle businesses in our fourth quarter.
Net sales during fiscal year 2019 increased $0.6 billion, or 8%, in our CEC segment driven by momentum from our cloud and data center business as well as the expansion of network infrastructure programs to support 4G and 5G technology, offset by declines in our data networking business due to weakness with some legacy product lines. Net sales in our IEI segment increased $0.2 billion or 4%, which was mainly driven by new programs and customer launches within our industrial, home and lifestyle businesses, offset by declines in our capital equipment and energy businesses. Net sales in our HRS segment increased $59 million, or 1%, from higher sales in our health solutions business as we benefited from prior year investments in design, engineering and automation that have strengthened and improved our capabilities and competitive positioning that more than offset year over year declines from our automotive customers primarily in Asia. These segment increases were partially offset by a decrease of $107 million, or 1.5%, in our CTG segment, primarily within the legacy consumer sectors of the segment and as a result of actively repositioning the portfolio of customers and rationalizing underperforming customers and eliminating certain product categories.
Our ten largest customers during fiscal years 2020, 2019 and 2018 accounted for approximately 39%, 43% and 41% of net sales, respectively. We have made substantial efforts to diversify our portfolio which allows us to operate at scale in many different industries, and, as a result, no customer accounted for greater than 10% of net sales in fiscal year 2020, 2019 or 2018.
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
Gross profit decreased $0.2 billion to $1.3 billion in fiscal year 2020, from $1.5 billion in fiscal year 2019. Gross margin decreased 30 basis points, to 5.5% of net sales in fiscal year 2020, from 5.8% of net sales in fiscal year 2019. The decrease in both gross profit and gross margin is primarily due to lower sales coupled with an additional $91 million, or 40 basis points, of restructuring charges incurred during fiscal year 2020 versus fiscal year 2019. In addition, we wrote down inventory in the second quarter of fiscal year 2020 that will not be recovered due to significant reductions in future customer demand as we reduced our exposure to certain high volatility businesses. We also incurred approximately $52 million, or 21 basis points, of direct incremental costs due to COVID-19 in the fourth quarter of fiscal year 2020. These were partially offset by the favorable product mix and the increased revenues and gross profit from our IEI segment and benefits realized from our earlier restructuring activities initiated in fiscal year 2019.
Gross profit decreased $0.1 billion to $1.5 billion from $1.6 billion from fiscal year 2018 to fiscal year 2019. Gross margin decreased 40 basis points, to 5.8% of net sales in fiscal year 2019, from 6.2% of net sales in fiscal year 2018. The decrease is primarily due to an additional $32 million, or 10 basis points, of restructuring charges coupled with approximately $47 million of additional charges related to distressed customers incurred during fiscal year 2019 versus fiscal year 2018. During the year, we completed the wind down of our NIKE Mexico operations and incurred a total of $66 million of charges primarily for non-cash asset impairments in the second and third quarters of fiscal year 2019. Additional gross profit and gross margin declines were due to revenue reductions in some of our higher margin businesses, such as automotive and semi-cap equipment and further due to the Multek China divestiture. Also negatively pressuring the gross profit margin was the significant revenues from ramping new programs in India.
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
The following table sets forth segment income and margins. Historical information has been recast to reflect realignment of customers and/or products between segments (amounts may not sum due to rounding):

	Fiscal Year Ended March 31,
	2020		2019		2018
	(In millions)
Segment income & margin:
High Reliability Solutions	$316	6.7%	$371	7.7%	$381	8.0%
Industrial & Emerging Industries	466	6.4%	269	4.4%	235	3.9%
Communications & Enterprise Compute	142	2.0%	215	2.6%	186	2.4%
Consumer Technologies Group	88	1.7%	121	1.8%	112	1.6%
Corporate and Other	(114)		(104)		(128)
Total segment income	898	3.7%	872	3.3%	786	3.1%
Reconciling items:
Intangible amortization	64		74		79
Stock-based compensation	72		76		85
Customer related asset impairments (1)	106		87		6
Restructuring charges (Note 15)	216		113		91
New revenue standard adoption impact (Note 4)	—		9		—
Legal and other (2)	26		35		52
Interest and other, net	164		183		123
Other charges (income), net (Note 16)	92		110		(170)
Income before income taxes	$158		$182		$521

(1)
Customer related asset impairments for fiscal year 2020, primarily relate to non-cash impairments of certain property and equipment for customers we have disengaged or are in the process of disengaging, additional provision for doubtful accounts receivable, charges for other asset impairments, and reserves for excess and obsolete inventory for certain customers experiencing financial difficulties and/or related to inventory that will not be recovered due to significant reductions in future customer demand.

Customer related asset impairments for fiscal year 2019, primarily relate to provision for doubtful accounts receivable, inventory and impairment of other assets for certain customers experiencing significant financial difficulties and/or the Company is disengaging.

(2)
Legal and other during fiscal year 2020, primarily consists of direct and incremental costs associated with certain wind-down activities related to the disengagement of a certain customer primarily in China and India, offset by certain gains resulting from the recognition of prior year expenses paid to the government now considered probable of recovery and reasonably estimable due to a favorable tax ruling.

Legal and other during fiscal year 2019, primarily consists of costs incurred relating to the independent investigation undertaken by the Audit Committee of the Company’s Board of Directors which was completed in June 2018. In addition, Legal and other also includes certain charges related to the China based Multek operations that was divested in the second quarter of fiscal year 2019.

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
HRS segment margin decreased 100 basis point to 6.7% for fiscal year 2020, from 7.7% during fiscal year 2019, primarily due to accelerated investments and costs associated with new program ramps and pricing pressure with demand declines in the global market that impacted product mix, coupled with under absorption of costs associated with the temporary closure of several automotive sites in the fourth quarter of fiscal year 2020 due to COVID-19. HRS segment margin decreased 30 basis point to 7.7% for fiscal year 2019, from 8.0% during fiscal year 2018, primarily due to reduced revenues from our automotive products and services, which carry higher gross margins partially offset by greater contribution from our growing health solutions business.
IEI segment margin increased 200 basis points to 6.4% for fiscal year 2020, from 4.4% during fiscal year 2019, as a result of a favorable business mix resulting from increased demand from new business particularly in Energy and in Home & Lifestyle, greater levels of design and engineering led engagements and improved operational execution. IEI segment margin increased 50 basis points to 4.4% for fiscal year 2019, from 3.9% during fiscal year 2018, as a result of improved overhead absorption benefits from the increased revenues and greater levels of design led programs which have higher gross margins, as well as leverage of its installed cost structure.
CEC segment margin decreased 60 basis points to 2.0% for fiscal year 2020, from 2.6% during fiscal year 2019. The decrease in CEC margin during fiscal year 2020 is primarily due to geopolitical challenges and uncertainties which impacted demand from specific customers as well as a specific drop in demand in our networking and telecommunication businesses due to the slower roll-out of 5G technology. We also encountered disruptions in production in the fourth quarter of fiscal year 2020 due to COVID-19. These pressured margins due to the underabsorbed manufacturing overhead costs resulting from the lower revenue levels. CEC segment margin increased 20 basis points to 2.6% for fiscal year 2019, from 2.4% during fiscal year 2018. The increase was driven by operational efficiencies and improved absorption of overhead as a result of the 8% increase in revenues.
CTG segment margin decreased 10 basis points to 1.7% for fiscal year 2020, from 1.8% during fiscal year 2019, as it remained pressured during our portfolio transition and ongoing repositioning of our operating structure. In addition, we experienced manufacturing inefficiencies due to supply chain disruptions and constraints in the fourth quarter of fiscal year 2020 due to COVID-19. CTG segment margin increased 20 basis points to 1.8% for fiscal year 2019, from 1.6% during fiscal year 2018, as a result of lower losses from our NIKE operations in Mexico, which we exited in the third quarter of fiscal year 2019, partially offset by under-performance of certain accounts.
Restructuring charges
During fiscal year 2019, we took actions to optimize our portfolio with greater focus to be placed on higher margin, less volatile businesses. During the first half of fiscal year 2020 in connection with the recent geopolitical developments and uncertainties, primarily impacting one customer in China, we experienced a reduction in demand for products assembled for that customer. As a result, we accelerated our strategic decision to reduce our exposure to certain high-volatility products in both China and India. We also initiated targeted activities to restructure our business to further reduce and streamline our cost structure. During fiscal year 2020, we recognized $216 million of restructuring charges. We incurred cash charges of approximately $159 million, that were predominantly for employee severance, in addition to non-cash charges of $57 million, respectively, primarily related to asset impairments.
During fiscal year 2019, we took targeted actions to optimize our portfolio, most notably within CTG. We recognized restructuring charges of approximately $113 million during the fiscal year ended March 31, 2019, of which $73 million were non-cash charges primarily for asset impairments. A significant component of our charges were associated with the wind down of our NIKE operations in Mexico in the third quarter of fiscal year 2019. In addition, we executed targeted head-count reductions at existing operating and design sites and corporate functions and exited certain immaterial businesses. Of these total charges, approximately $99 million was recognized as a component of cost of sales during the fiscal year ended March 31, 2019.
During fiscal year 2018, we initiated targeted restructuring activities, focused on optimizing our cost structure in lower growth areas and, more importantly, streamlining certain corporate and segment functions in order to make Flex a faster, more responsive and agile company, better positioned to react to marketplace opportunities. We recognized $79 million of pre-tax cash charges, predominantly related to employee severance costs, and $12 million of pre-tax non-cash charges for asset impairment and other exit charges. We classified $67 million of these charges as a component of cost of sales and $24 million as a component of selling, general and administrative expenses during fiscal year 2018.
Refer to note 15 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our restructuring activities.
Selling, general and administrative expenses
Selling, general and administrative expenses ("SG&A") totaled $834 million, or 3.4% of net sales, during fiscal year 2020, compared to $953 million, or 3.6% of net sales, during fiscal year 2019, decreasing by $119 million or 12%, due to strict cost discipline focused on driving further productivity improvements which enabled us to respond quickly to current market conditions by taking targeted actions on our discretionary spends coupled with a refined cost structure benefiting from prior restructuring initiatives.
SG&A totaled $953 million or 3.6% of net sales, during fiscal year 2019, compared to $1.0 billion, or 4.0% of net sales, during fiscal year 2018, decreasing by $66 million or 7%, due to strong cost discipline focused on driving further productivity improvements and a refined cost structure benefiting from prior restructuring initiatives.
Intangible amortization
Amortization of intangible assets in fiscal years 2020 and 2019 were $64 million and $74 million, respectively, representing a decrease of $10 million and $5 million, from their respective prior years as a result of certain intangible assets being fully amortized during the respective periods.
Interest and other, net
Interest and other, net was $164 million during fiscal year 2020, compared to $183 million during fiscal year 2019, decreasing $19 million primarily due to increases in net foreign exchange gains, a lower interest rate environment and lower expenses from our asset-backed securitization programs, partially offset by debt extinguishment costs incurred during fiscal year 2020.
Interest and other, net was $183 million during fiscal year 2019, compared to $123 million during fiscal year 2018, increasing $60 million due to a $23 million increase of interest expense primarily from higher weighted average interest rates and a higher average borrowing level, as well as a $21 million increase in interest expense from our accounts receivable sales program, partially offset by a $14 million decrease in foreign exchange gains as compared to the prior year.
Other charges (income), net
During fiscal year 2020, and in connection with the Company’s ongoing assessment of its investment portfolio strategy, we concluded that the carrying amounts of certain non-core investments were other than temporarily impaired and recognized a $98 million total impairment charge. Refer to note 2 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for details on the investment impairments. No other components of other charges and income, net incurred during fiscal year 2020 were material.
During the last half of fiscal year 2019, we reassessed our strategy with respect to our entire investment portfolio. As a result, we recognized an aggregate net charge related to investment impairments and dispositions of approximately $193 million for the year ended March 31, 2019. The aggregate charge was primarily driven by write-downs of our investment positions in a non-core cost method investment and Elementum that were recognized in the third and fourth quarters of fiscal 2019, respectively. We also incurred other investment impairments that were individually immaterial as a result of our strategy shift and due to market valuation changes. Offsetting these charges was an $87 million non-cash gain from the deconsolidation of Bright Machines.
During fiscal year 2018, we recognized $152 million of gain from the deconsolidation of Elementum, and $39 million of gain from the sale of a non-strategic cost basis investment. We also recorded $22 million related to the impairment of certain non-core investments during fiscal year 2018. No other components of other charges and income, net incurred during fiscal year 2018 were material.
Income taxes
We work to ensure that we accrue and pay the appropriate amount of income taxes according to the laws and regulations of each jurisdiction in which we operate. Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. The consolidated effective tax rates were 44.7%, 48.7% and 17.7% for the fiscal years 2020, 2019 and 2018, respectively. The effective rate varies from the Singapore statutory rate of 17.0% in each year as a result of the following items:

	Fiscal Year Ended March 31,
	2020	2019	2018
Income taxes based on domestic statutory rates	17.0%	17.0%	17.0%
Effect of tax rate differential	(51.2)	(74.1)	(46.9)
Change in unrecognized tax benefit	(0.6)	(8.4)	4.3
Change in valuation allowance	58.4	105.4	57.1
Recognition of prior year taxes recoverable	8.4	3.0	(10.3)
Expiration of tax attributes	—	2.3	—
APB23 tax liability	5.5	1.1	0.3
Other	7.2	2.4	(3.8)
Provision for income taxes	44.7%	48.7%	17.7%

The variation in our effective tax rate each year is primarily a result of recognition of earnings in foreign jurisdictions which are taxed at rates lower than the Singapore statutory rate including the effect of tax holidays and tax incentives we received primarily for our subsidiaries in China, Malaysia, Costa Rica, India, Netherlands and Israel of $16 million, $24 million and $22 million in fiscal years 2020, 2019 and 2018, respectively. Additionally, our effective tax rate is impacted by changes in our liabilities for uncertain tax positions of ($1) million, ($15) million, and $22 million and changes in our valuation allowances on deferred tax assets of $93 million, $192 million and $279 million in fiscal years 2020, 2019 and 2018, respectively. We generate most of our revenues and profits from operations outside of Singapore.
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
We provide a valuation allowance against deferred tax assets that in our estimation are not more likely than not to be realized. During fiscal year 2020, we released valuation allowance of $1 million related to certain operations in China as this amount was deemed to be more likely than not to be realized due to the sustained profitability during the past three fiscal years as well as continued forecasted profitability of those subsidiaries. In addition, a valuation allowance of $3 million was added for a different operating subsidiary in China due to continued losses and the determination the company would be less likely than not to utilize its deferred tax assets. Various other valuation allowance positions were also reduced due to varying factors such as recognition of uncertain tax positions impacting deferred tax assets, one-time income recognition in loss entities, and foreign exchange impacts on deferred tax balances. Lastly, these valuation allowance reductions and eliminations were offset by current period valuation allowance additions due to increased deferred tax assets as a result of current period losses in legal entities with existing full valuation allowance positions.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2020, we had cash and cash equivalents of $1.9 billion and bank and other borrowings of approximately $2.8 billion. We have a $1.75 billion revolving credit facility that is due to mature in June 2022, under which we had no borrowings outstanding as of March 31, 2020. We also entered into a JPY 33.525 billion term loan (approximately USD $310 million as of March 31, 2020) due April 2024, at three-month Yen LIBOR plus 0.50%, which was then swapped to U.S. dollars. In addition, we issued $650 million of 4.875% Notes due 2029 (the "2029 Notes") in fiscal year 2020. The proceeds were used to repay the outstanding balance of our existing 4.625% Notes due February 2020, and the Term Loan due November 2021, resulting in a net debt reduction of $216 million. Refer to note 8 to the consolidated financial statement in Item 8, "Financial Statements and Supplementary Data" for additional details. As of March 31, 2020, we were in compliance with the covenants under all of our credit facilities and indentures.
In May 2020, we issued $425 million aggregate principal amount of 3.750% Notes due February 2026, at 99.617% of face value, and $325 million aggregate principal amount of 4.875% Notes due May 2030, at 99.562% of face value. The total proceeds of $740 million, net of discount and issuance costs, are expected to be used for general corporate purposes, which may include repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures and acquisitions.
Our cash balances are held in numerous locations throughout the world. As of March 31, 2020, over half of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated, under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $1.4 billion as of March 31, 2020). Repatriation could result in an additional income tax payment; however, for the majority of our foreign entities, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.
Fiscal Year 2020
Cash used in operating activities was $1.5 billion during fiscal year 2020. The total cash used in operating activities resulted primarily from $88 million of net income for the period plus $811 million of non-cash charges such as depreciation, amortization, restructuring and impairment charges, provision for doubtful accounts, and stock-based compensation. Depreciation expense was $422 million and slightly lower than prior years. These additions were more than offset by a net change in our operating assets and liabilities of $2.4 billion, primarily driven by cash outflows related to accounts receivable. Cash collections from the deferred purchase price on our ABS sales programs of $2.6 billion were included in cash from investing activities (refer to note 11 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for a discussion of the amendments to the ABS Programs).
We believe net working capital ("NWC"), and net working capital as a percentage of annualized sales are key metrics that measure our liquidity. Net working capital is calculated as current quarter accounts receivable, net of allowance for doubtful accounts, adding back the reduction in accounts receivable resulting from non-cash accounts receivable sales, plus inventories and contract assets, less accounts payable and certain other current liabilities related to vendor financing programs. NWC decreased by $289 million to $1.4 billion as of March 31, 2020, from $1.7 billion as of March 31, 2019. This decrease is primarily driven by a $470 million decrease in accounts receivable adding back reductions from non-cash accounts receivable sales, offset by a $66 million increase in contract assets, a $62 million increase in inventories, and a $39 million decrease in accounts payable. We no longer have any non-cash accounts receivable sales balance outstanding as of March 31, 2020 due to the amendments of our ABS Programs. Our net working capital as a percentage of annualized net sales as of March 31, 2020 decreased slightly to 6.3% as compared to 6.7% of annualized net sales as of March 31, 2019.
Cash provided by investing activities totaled $2.3 billion during fiscal year 2020. This was primarily driven by $2.6 billion of cash collections on deferred purchase price receivables from our ABS Programs offset by approximately $356 million of net capital expenditures for property and equipment to continue expanding capabilities and capacity in support of our expanding IEI and HRS businesses. In addition, other investing activities include $44 million of proceeds from the sale of our partial investment in Bright Machines (refer to note 2 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for discussion of the sale).
Cash used in financing activities was $508 million during fiscal year 2020. This was primarily the result of (i) $672 million of cash paid for the repayment of the term loan due November 2021, (ii) $500 million of cash paid for the tender and redemption of the outstanding balance of our 4.625% Notes due February 2020, (iii) $91 million of cash paid to pay off the outstanding balance of our short-term bank borrowings facility in India, and (iv) $260 million of cash paid for the repurchase of our ordinary shares. Partially offsetting the payments described above were $663 million of proceeds, net of discount and premium, received following the issuance of the 2029 Notes, $300 million of proceeds following the execution of our term loan agreement due in April 2024, $59 million of proceeds from drawdowns from our India term loan facility coupled with $47 million of proceeds from the execution of our term loan due in March 2021. For further information, see note 8 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data".
Fiscal Year 2019
Cash used in operating activities was $3.0 billion during fiscal year 2019. As further discussed below, cash collections on the deferred purchase price from our ABS Programs of $3.6 billion were included in cash from investing activities instead of cash from operating activities in accordance with new accounting guidance adopted in fiscal year 2019. The total cash used in operating activities resulted primarily from $93 million of net income for the period plus $804 million of non-cash charges such as depreciation, amortization, restructuring and impairment charges, provision for doubtful accounts, and stock-based compensation, net of a gain of $87 million from the deconsolidation of Bright Machines which were included in the determination of net income. Depreciation expense was $433 million and relatively consistent with prior years. These additions were more than offset by a net change in our operating assets and liabilities of $3.9 billion. In accordance with the new accounting guidance adopted in fiscal year 2019, cash collections on deferred purchase price from our ABS Programs were classified as cash flows from investing activities and no longer included in cash receipts related to accounts receivable. As a result, while accounts receivable only increased by approximately $95 million from fiscal year 2018 to fiscal year 2019, the impact to operating cash flows is an outflow of $3.6 billion. Year over year increases in inventory and contract assets also added to the net change in our operating assets and liabilities reflected on our cash flow from operations.
Cash provided by investing activities totaled $3.3 billion during fiscal year 2019. This was primarily driven by the impact of our adoption of ASU 2016-15 during fiscal year 2019 referred to above, which requires us to classify cash collections on deferred purchase price from our ABS Programs that were previously classified as operating cash inflows as cash flows from investing activities. In addition, we received $267 million of proceeds, net of cash held, in connection with the divestitures of our China-based Multek operations as further described in note 18 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data". We also invested $631 million of net capital expenditures for property and equipment to expand capabilities and capacity in support of our expanding IEI and HRS businesses.
Cash used in financing activities was $30 million during fiscal year 2019. This was primarily the result of repurchases of ordinary shares in the amount of $189 million, offset by $170 million received from the drawdown of India Facilities.
Fiscal Year 2018
Cash used in operating activities for fiscal year 2018 was recast to $3.9 billion, subsequent to the adoption of ASU 2016-15 in fiscal year 2019, as further described above. Cash collections on the deferred purchase price from our ABS Programs of $4.6 billion were included in cash from investing activities instead of cash from operating activities in accordance with new accounting guidance. The total cash used in operating activities resulted primarily from $429 million of net income for the period plus $478 million of non-cash charges such as depreciation, amortization and stock-based compensation, net of a gain from the deconsolidation of Elementum that are included in the determination of net income. Depreciation expense was $434 million of those non-cash charges. These were more than offset by a net change in our operating assets and liabilities of $4.8 billion, driven primarily by the $4.6 billion reclass of cash collection on deferred purchase price discussed above, coupled with a $354 million increase in inventories, an $88 million increase in other current and noncurrent assets, and a $347 million increase in accounts receivable, including the change in sales of accounts receivable, offset by a $623 million increase in accounts payable.
Cash provided by investing activities for fiscal year 2018 was also recast to $3.7 billion subsequent to the adoption of ASU 2016-15 in fiscal year 2019, as further described above. This resulted primarily from the $4.6 billion reclassification of cash collections on the deferred purchase price, partially offset by $214 million paid for the acquisition of AGM Automotive for our HRS segment, net of cash acquired, and $55 million paid for a power module business for our CEC segment, net of cash acquired. Further, we invested $517 million of net capital expenditures for property and equipment to expand capabilities and capacity in support of our automotive, medical, footwear and IEI businesses. In addition, other investing activities includes $73 million of cash derecognized as of the date of the Elementum deconsolidation, and $46 million of payments for non-core investments, net of cash received.
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
Adjusted Free Cash Flow
We believe adjusted free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligation, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our adjusted free cash flow is defined as cash from operations, plus cash collections of deferred purchase price receivables, less net purchases of property and equipment to present adjusted cash flows on a consistent basis for investor transparency (refer to note 8 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for discussion of the amendments of the ABS Programs). We also excluded the impact to cash flows related to certain vendor programs that is required for U.S. GAAP presentation. Our adjusted free cash flow was $672 million, $3 million and $236 million for fiscal years 2020, 2019 and 2018, respectively. Adjusted free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Adjusted free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Adjusted free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Fiscal Year Ended March 31,
	2020	2019	2018
	(In millions)
Net cash used in operating activities	$(1,533)	$(2,971)	$(3,866)
Cash collection of deferred purchase price and other	2,561	3,605	4,620
Purchases of property and equipment	(462)	(725)	(562)
Proceeds from the disposition of property and equipment	106	94	44
Adjusted free cash flow	$672	$3	$236

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
In response to the recent challenging environment following the COVID-19 pandemic, we have evaluated our ability to meet our obligations over the next 12 months and expect that our current financial condition, including our liquidity sources are adequate to fund future commitments. As of March 31, 2020, we had cash and cash equivalents of $1.9 billion and access to a $1.75 billion revolving credit facility that is due to mature in June 2022, under which we had no borrowings outstanding. The revolving credit facility provides us flexibility to manage working capital and capital expenditures. Further, in May 2020, we issued $425 million aggregate principal amount of 3.750% Notes due February 2026, at 99.617% of face value, and $325 million aggregate principal amount of 4.875% Notes due May 2030, at 99.562% of face value. The total proceeds of $740 million, net of discount and issuance costs, are expected to be used for general corporate purposes, which may include repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures and acquisitions. As discussed above, we also took a number of steps to enhance our liquidity positions including (1) suspending share repurchases, (2) further tightening capital expenditures to only fund critical investments in our highest margin opportunities, and (3) aggressively reducing discretionary corporate spend and enacting targeted pay reductions. We believe we are well positioned with ample access to liquidity.
Future liquidity needs will depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, and the levels of shipments and changes in the volumes of customer orders.
We maintain global paying services agreements with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers who elect to participate in the program. The agreements allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. During fiscal years ended March 31, 2020 and 2019, the cumulative payments due to suppliers participating in the programs amounted to approximately $0.9 billion and $0.5 billion, respectively. Pursuant to their agreement with one of the financial institutions, certain suppliers may elect to be paid early at their discretion. We are not always notified when our suppliers sell receivables under these programs. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.
In addition, we maintain various uncommitted short-term financing facilities including but not limited to commercial paper program and revolving sale and repurchase of subordinated note established under the securitization facility, under which there were no borrowings outstanding as of March 31, 2020.
Historically, we have funded operations from cash and cash equivalents generated from operations, proceeds from public offerings of equity and debt securities, bank debt and lease financings. We also sell a designated pool of trade receivables under ABS Programs and sell certain trade receivables, which are in addition to the trade receivables sold in connection with these securitization agreements. We anticipate that we will enter into debt and equity financings, sales of accounts receivable and lease transactions to fund acquisitions and anticipated growth.

During fiscal years 2020, 2019 and 2018, we received approximately $7.6 billion, $6.8 billion and $8.0 billion, respectively from transfers of receivables under our ABS Programs, and $1.6 billion, $2.7 billion and $1.5 billion, respectively from other sales of receivables. As of March 31, 2020, and 2019, the outstanding balance on receivables sold for cash was $1.2 billion and $1.3 billion, respectively, under all our asset-backed securitization programs and accounts receivable factoring program, which were removed from accounts receivable balances in our consolidated balance sheets.
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
The sale or issuance of equity or convertible debt securities could result in dilution to current shareholders. Further, we may issue debt securities that have rights and privileges senior to those of holders of ordinary shares, and the terms of this debt could impose restrictions on operations and could increase debt service obligations. This increased indebtedness could limit our flexibility as a result of debt service requirements and restrictive covenants, potentially affect our credit ratings, and may limit our ability to access additional capital or execute our business strategy. Any downgrades in credit ratings could adversely affect our ability to borrow as a result of more restrictive borrowing terms. We continue to assess our capital structure and evaluate the merits of redeploying available cash to reduce existing debt or repurchase ordinary shares. Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 20, 2019. During fiscal year 2020, we paid $260 million to repurchase shares (under the current and prior repurchase plans) at an average price of $10.98 per share. As of March 31, 2020, shares in the aggregate amount of $315 million were available to be repurchased under the current plan.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Bank borrowings and long-term debt are as follows:

	As of March 31,
	2020	2019
	(In millions)
4.625% Notes due February 2020	$—	$500
Term Loan, including current portion, due in installments through November 2021	—	672
Term Loan, including current portion, due in installments through June 2022	433	459
5.000% Notes due February 2023	500	500
Term Loan due April 2024 - three-month Yen LIBOR plus 0.50%	310	—
4.750% Notes due June 2025	597	597
4.875% Notes due June 2029	662	—
India Facilities (1)	138	170
Other	211	168
Debt issuance costs	(13)	(11)
	2,838	3,055
Current portion, net of debt issuance costs	(149)	(633)
Non-current portion	$2,689	$2,422

(1)
India Facilities as of March 31, 2019 include an approximately $91.4 million drawdown of short-term bank borrowings under a facility entered in February 2019 which was repaid in May 2019 and a $78.8 million drawdown from the $200 million term loan facility entered in July 2018.

Refer to the discussion in note 8 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further details of our debt obligations. In May 2020, we issued $425 million aggregate principal amount of 3.750% Notes due February 2026, at 99.617% of face value, and $325 million aggregate principal amount of 4.875% Notes due May 2030, at 99.562% of face value. The total proceeds of $740 million, net of discount and issuance costs, are expected to be used for general corporate purposes, which may include repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures and acquisitions.

We have purchase obligations that arise in the normal course of business, primarily consisting of binding purchase orders for inventory related items and capital expenditures. Additionally, we have leased certain of our property and equipment under finance lease commitments, and certain of our facilities and equipment under operating lease commitments.
Future payments due under our purchase obligations, debt including finance leases and related interest obligations and operating leases are as follows (amounts may not sum due to rounding):

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Greater Than 5 Years
	(In millions)
Contractual Obligations:
Purchase obligations	$3,706	$3,706	$—	$—	$—
Bank borrowings, long-term debt and finance lease obligations:
Bank borrowings and long-term debt	2,852	149	1,080	363	1,259
Finance leases	29	12	16	1	—
Interest on long-term debt obligations	550	110	198	105	137
Operating leases, net of subleases	755	133	216	152	254
Restructuring costs	23	23	—	—	—
Total contractual obligations	$7,915	$4,133	$1,510	$621	$1,650

We have excluded $246 million of liabilities for unrecognized tax benefits from the contractual obligations table as we cannot make a reasonably reliable estimate of the periodic settlements with the respective taxing authorities. See note 14, "Income Taxes" to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further details.
Our purchase obligations can fluctuate significantly from period to period and can materially impact our future operating asset and liability balances, and our future working capital requirements. We intend to use our existing cash balances, together with anticipated cash flows from operations to fund our existing and future contractual obligations.
OFF-BALANCE SHEET ARRANGEMENTS
We sell designated pools of trade receivables to unaffiliated financial institutions under our ABS Programs. Effective November 2019, we amended the structure and removed the requirement for the deferred purchase price receivable. Under the amended ABS Programs, the entire purchase price of sold receivables are paid in cash and are guaranteed. For further information on the amendment see note 11 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data". Prior to November 2019, under the ABS Programs, in addition to cash, we received a deferred purchase price receivable for each pool of the receivables sold. Each of these deferred purchase price receivables served as additional credit support to the financial institutions and was recorded at its estimated fair value. As of March 31, 2019, the fair value of our deferred purchase price receivable was approximately $293 million. There are no deferred purchase price receivables outstanding as of March 31, 2020.
As of March 31, 2020 and 2019, the outstanding balance on receivables sold for cash was $1.2 billion and $1.3 billion, respectively, under our asset-backed securitization programs and accounts receivable factoring program, which were removed from accounts receivable balances in our consolidated balance sheets. For further information, see note 11 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data".
RECENT ACCOUNTING PRONOUNCEMENTS
Refer to note 2 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for recent accounting pronouncements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
A portion of our exposure to market risk for changes in interest rates relates to our highly liquid investment portfolio, with maturities of three months or less from original dates of purchase and are classified as cash equivalents on our consolidated balance sheet. We do not use derivative financial instruments in our highly liquid investment portfolio. We place cash and cash equivalents with various major financial institutions and highly rated money market accounts. Our investment policy has strict guidelines focusing on preservation of capital. The portfolio is comprised of various instruments including term deposits with banks, marketable securities and money market accounts. Our cash is principally invested in the U.S. dollar and China renminbi serving as a natural hedge of our renminbi denominated costs. As of March 31, 2020, the outstanding amount in the highly liquid investment portfolio was $0.4 billion, the largest components of which were U.S. dollar, Brazilian real, China renminbi and Indian rupee denominated money market accounts with an average return of 2.72%. A hypothetical 10% change in interest rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.
We had variable rate debt outstanding of approximately $1.0 billion as of March 31, 2020. Variable rate debt obligations consisted of borrowings under our term loans. Interest on these obligations is discussed in note 8 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data".
Our variable rate debt instruments create exposures for us related to interest rate risk. Primarily due to the current low interest rates, a hypothetical 10% change in interest rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.
As of March 31, 2020, the approximate average fair value of our debt outstanding under our term loan facilities that mature in June 2022, and Notes due February 2023, June 2025 and June 2029 was 98.3% of the face value of the debt obligations based on broker trading prices.
In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be published or precisely how SOFR will be calculated and published. Any changes adopted by FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change.
If a contract is not transitioned to an alternative rate and LIBOR is discontinued, the impact is likely to vary by contract. If LIBOR is discontinued or if the method of calculating LIBOR changes from its current form, interest rates on our current or future indebtedness may be adversely affected. While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
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
We endeavor to maintain a partial or fully hedged position for certain transaction exposures. These exposures are primarily, but not limited to, revenues, customer and vendor payments and inter-company balances in currencies other than the functional currency unit of the operating entity. The credit risk of our foreign currency derivative contracts is minimized since all contracts are with large financial institutions and accordingly, fair value adjustments related to the credit risk of the counter-party financial institution were not material. The gains and losses on foreign currency derivative contracts generally offset the losses and gains on the assets, liabilities and transactions hedged. The fair value of currency derivative contracts is reported on the balance sheet. The aggregate notional amount of outstanding contracts as of March 31, 2020 amounted to $9.8 billion and the recorded fair values of the associated assets and liabilities were not material. The majority of these foreign exchange contracts expire in less than three months and all expire within one year. They will settle primarily in the Brazilian real, British pound, China renminbi, Euro, Hungarian forint, Indian rupee, Israeli shekel, Malaysian ringgit, Mexican peso, Swedish krona, and U.S. dollar.
Based on our overall currency rate exposures as of March 31, 2020, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors, a 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flex Ltd., Singapore
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Flex Ltd. and subsidiaries (the "Company") as of March 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2020, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 28, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principles
As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases in fiscal year 2020 due to the adoption of Accounting Standard Update (ASU) No. 2016-02, Leases. In fiscal year 2019, the Company changed its method of accounting for revenue from contracts with customers due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers, using the modified retrospective approach.
Basis of Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill - Consumer Technologies Group and Communications & Enterprise Compute Reporting Units - Refer to Note 2 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using a combination of a discounted cash flow model and the market approach. The determination of the fair value using the discounted cash flow model and market approach requires management to make significant judgments and assumptions related to forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization (EBITDA), and capital expenditures, and the selection of the discount rate.

As of March 31, 2020, the goodwill balance was approximately $1.1 billion, of which $103.3 million and $129.3 million was allocated to the Consumer Technologies Group (“CTG”) and Communications & Enterprise Compute (“CEC”) reporting units, respectively. The fair values of the CTG and CEC reporting units exceeded their carrying values as of the measurement date and, therefore, no impairment was recognized.
We identified the goodwill valuation for CTG and CEC as a critical audit matter due to the relatively small excess of each reporting unit’s fair value over its book value, the significant judgments and assumptions made by management to estimate the fair value of the reporting units, and the inherent uncertainty of future forecasts that are dependent on the Company executing against its strategy for CTG and CEC. These factors required a high degree of auditor judgement and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s judgments and assumptions related to forecasts of future revenues, EBITDA and capital expenditures, and the selection of the discount rate. For these reasons we identified the valuation of CTG and CEC goodwill as a critical audit matter.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of the CTG and CEC reporting units’ future revenues, EBITDA and capital expenditures, and the selection of the discount rate, included the following, among others:

•
We tested the effectiveness of internal controls over management’s goodwill impairment evaluation, including those over the forecasts of future revenue, EBITDA and capital expenditures, and selection of the discount rate.

•	We evaluated the reasonableness of management’s revenue, EBITDA and capital expenditures forecasts by comparing the forecasts to:

•	Historical revenues, EBITDA, and capital expenditures;

•	Internal communications to management and the Board of Directors;

•	Forecasted information included in Company press releases as well as in analyst and industry reports of the Company and companies in its peer group.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of (1) the valuation methodology and (2) the discount rate by:

•	Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation;

•	Developing a range of independent estimates and comparing those to the discount rate selected by management.
Revenue - Customer Contracts and Related Obligations - Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
Certain of the Company’s customer agreements include potential price adjustments which are accounted for as variable consideration under the relevant accounting literature. For arrangements that include potential price adjustments the Company limits the amount of revenue recognized to that amount which is not probable of significant reversal, considering potential refunds required by the contract, historical experience and other surrounding facts and circumstances. The amount of variable consideration that is deferred is recorded in ‘customer-related accruals’ on the consolidated balance sheets, which totaled $195.1 million as of March 31, 2020.
Auditing the Company’s estimates of variable consideration required extensive audit effort and a high degree of auditor judgment. For these reasons we identified the measurement of variable consideration and the associated customer-related accruals as a critical audit matter.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to variable consideration and associated customer related accruals included the following, among others:

•
We tested the effectiveness of controls the Company has in place relating to reviewing customer contracts to identify price adjustment clauses, estimating variable consideration and assessing the reasonableness of customer related accrual balances.

•	We evaluated the Company’s accounting policy with respect to variable consideration, as well as its process for identifying contracts that include potential price adjustment clauses.

•	We selected a sample of contracts with customers that included potential price adjustment clauses and performed the following:

•
We read the customer contracts to develop an understanding of clauses that could give rise to variable consideration and evaluated whether the Company’s accounting conclusions with respect to those clauses were reasonable.

•
We obtained and tested the mathematical accuracy of the Company’s calculations of customer related accruals and evaluated the Company’s judgments regarding the amount of variable consideration that should be deferred. In making this evaluation we considered both the terms included in the customer contract and the Company’s historical experience in settling amounts with the customer.

•
We tested the recognition of previous deferrals for variable consideration to determine whether the conditions that resulted in the prior deferral had been resolved to support recognition of revenues in the current year.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
May 28, 2020
We have served as the Company’s auditors since 2002.

FLEX LTD.
CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2020	2019
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,922,686	$1,696,625
Accounts receivable, net of allowance for doubtful accounts (Note 2)	2,435,982	2,612,961
Contract assets	282,444	216,202
Inventories	3,785,073	3,722,854
Other current assets	660,085	854,790
Total current assets	9,086,270	9,103,432
Property and equipment, net	2,215,991	2,336,213
Operating lease right-of-use assets, net	605,070	—
Goodwill	1,064,553	1,073,055
Other intangible assets, net	262,418	330,995
Other assets	455,315	655,672
Total assets	$13,689,617	$13,499,367
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$149,130	$632,611
Accounts payable	5,108,251	5,147,236
Accrued payroll	363,644	391,591
Other current liabilities	1,590,060	1,426,075
Total current liabilities	7,211,085	7,597,513
Long-term debt, net of current portion	2,689,109	2,421,904
Operating lease liabilities, non-current	528,967	—
Other liabilities	429,303	507,590
Commitments and contingencies (Note 13)
Shareholders' equity
Shareholders' equity
Ordinary shares, no par value; 547,665,632 and 566,787,620 issued, and 497,426,277 and 516,548,265 outstanding as of March 31, 2020 and 2019, respectively	6,336,445	6,523,750
Treasury stock, at cost; 50,239,355 shares as of March 31, 2020 and 2019, respectively	(388,215)	(388,215)
Accumulated deficit	(2,902,410)	(3,012,012)
Accumulated other comprehensive loss	(214,667)	(151,163)
Total shareholders' equity	2,831,153	2,972,360
Total liabilities and shareholders' equity	$13,689,617	$13,499,367

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2020	2019	2018
	(In thousands, except per share amounts)
Net sales	$24,209,870	$26,210,511	$25,441,131
Cost of sales	22,681,490	24,593,731	23,778,404
Restructuring charges	190,424	99,005	66,845
Gross profit	1,337,956	1,517,775	1,595,882
Selling, general and administrative expenses	834,105	953,077	1,019,399
Intangible amortization	64,106	74,396	78,640
Restructuring charges	25,983	14,308	23,846
Interest and other, net	163,727	183,454	122,823
Other charges (income), net	91,550	110,414	(169,719)
Income before income taxes	158,485	182,126	520,893
Provision for income taxes	70,906	88,727	92,359
Net income	$87,579	$93,399	$428,534

Earnings per share:
Basic	$0.17	$0.18	$0.81
Diluted	$0.17	$0.18	$0.80
Weighted-average shares used in computing per share amounts:
Basic	508,774	526,519	529,782
Diluted	512,437	530,070	536,598

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
	2020	2019	2018
	(In thousands)
Net income	$87,579	$93,399	$428,534
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(23,397)	(59,508)	45,618
Unrealized gain (loss) on derivative instruments and other, net of zero tax	(40,107)	(5,810)	(3,320)
Comprehensive income	$24,075	$28,081	$470,832

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary Shares			Accumulated Other Comprehensive Loss					Total
	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments And Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Total Flex Ltd. Shareholders' Equity	Noncontrolling Interests	Shareholders' Equity
	(In thousands)
BALANCE AT MARCH 31, 2017	531,294	$6,345,324	$(3,572,648)	$(32,426)	$(95,717)	$(128,143)	$2,644,533	$33,743	$2,678,276
Repurchase of Flex Ltd. ordinary shares at cost	(10,829)	(180,050)	—	—	—	—	(180,050)	—	(180,050)
Exercise of stock options	667	2,774	—	—	—	—	2,774	256	3,030
Issuance of Flex Ltd. vested shares under restricted share unit awards	6,946	—	—	—	—	—	—	—	—
Issuance of subsidiary shares, net	—	—	—	—	—	—	—	63,363	63,363
Net income	—	—	428,534	—	—	—	428,534	(7,573)	420,961
Stock-based compensation, net of tax	—	80,484	—	—	—	—	80,484	849	81,333
Deconsolidation of subsidiary entity	—	—	—	—	—	—	—	(90,638)	(90,638)
Total other comprehensive income	—	—	—	(3,320)	45,618	42,298	42,298	—	42,298
BALANCE AT MARCH 31, 2018	528,078	6,248,532	(3,144,114)	(35,746)	(50,099)	(85,845)	3,018,573	—	3,018,573
Repurchase of Flex Ltd. ordinary shares at cost	(17,726)	(188,978)	—	—	—	—	(188,978)	—	(188,978)
Exercise of stock options	244	245	—	—	—	—	245	—	245
Issuance of Flex Ltd. vested shares under restricted share unit awards	5,952	—	—	—	—	—	—	—	—
Net income	—	—	93,399	—	—	—	93,399	—	93,399
Stock-based compensation, net of tax	—	76,032	—	—	—	—	76,032	—	76,032
Cumulative effect on opening equity of adopting accounting standards and other	—	(296)	38,703	—	—	—	38,407	—	38,407
Total other comprehensive loss	—	—	—	(5,810)	(59,508)	(65,318)	(65,318)	—	(65,318)
BALANCE AT MARCH 31, 2019	516,548	6,135,535	(3,012,012)	(41,556)	(109,607)	(151,163)	2,972,360	—	2,972,360
Repurchase of Flex Ltd. ordinary shares at cost	(23,672)	(259,913)	—	—	—	—	(259,913)	—	(259,913)
Exercise of stock options	327	1,502	—	—	—	—	1,502	—	1,502
Issuance of Flex Ltd. vested shares under restricted share unit awards	4,223	—	—	—	—	—	—	—	—
Net income	—	—	87,579	—	—	—	87,579	—	87,579
Stock-based compensation, net of tax	—	71,546	—	—	—	—	71,546	—	71,546
Cumulative effect on opening equity of adopting accounting standards and other	—	(440)	22,023	—	—	—	21,583	—	21,583
Total other comprehensive loss	—	—	—	(40,107)	(23,397)	(63,504)	(63,504)	—	(63,504)
BALANCE AT MARCH 31, 2020	497,426	$5,948,230	$(2,902,410)	$(81,663)	$(133,004)	$(214,667)	$2,831,153	$—	$2,831,153
The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2020	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$87,579	$93,399	$428,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	422,407	433,413	434,432
Amortization and other impairment charges	325,643	331,539	120,932
Provision for doubtful accounts (Note 2)	23,732	41,977	8,225
Non-cash other loss (income)	(38,914)	12,655	(58,223)
Stock-based compensation	71,546	76,032	81,346
Gain from deconsolidation of subsidiary (Note 2)	—	(86,614)	(151,574)
Deferred income taxes	6,476	(13,856)	43,187
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,126,355)	(3,628,129)	(4,916,843)
Contract assets	(66,297)	215,877	—
Inventories	(66,462)	(360,152)	(354,319)
Other current and noncurrent assets	(19,345)	(7,541)	(138,184)
Accounts payable	(14,554)	68,070	623,148
Other current and noncurrent liabilities	(138,732)	(147,694)	13,004
Net cash used in operating activities	(1,533,276)	(2,971,024)	(3,866,335)
Cash flows from investing activities:
Purchases of property and equipment	(461,745)	(725,606)	(561,997)
Proceeds from the disposition of property and equipment	105,750	94,219	44,780
Acquisitions of businesses, net of cash acquired	(1,390)	(12,796)	(268,377)
Proceeds from divestiture of businesses, net of cash held in divested businesses	3,402	267,147	(2,949)
Cash collections of deferred purchase price	2,565,555	3,585,901	4,619,933
Other investing activities, net	67,458	44,032	(120,442)
Net cash provided by investing activities	2,279,030	3,252,897	3,710,948
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	1,069,578	3,199,460	1,366,000
Repayments of bank borrowings and long-term debt	(1,315,691)	(3,059,828)	(1,420,977)
Payments for repurchases of ordinary shares	(259,912)	(188,979)	(180,050)
Other financing activities, net	(2,435)	19,643	47,242
Net cash used in financing activities	(508,460)	(29,704)	(187,785)
Effect of exchange rates on cash	(11,233)	(27,968)	(15,079)
Net change in cash and cash equivalents	226,061	224,201	(358,251)
Cash and cash equivalents, beginning of year	1,696,625	1,472,424	1,830,675
Cash and cash equivalents, end of year	$1,922,686	$1,696,625	$1,472,424

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION OF THE COMPANY
Flex Ltd. ("Flex" or the "Company") was incorporated in the Republic of Singapore in May 1990. The Company's operations have expanded over the years through a combination of organic growth and acquisitions. The Company is the manufacturing partner of choice that helps a diverse customer base design and build products that improve the world. Through the collective strength of a global workforce across approximately 30 countries and responsible, sustainable operations, the Company delivers technology innovation, supply chain, and manufacturing solutions to diverse industries and end markets. As of March 31, 2020, the Company's reportable segments were as follows:

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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things: allowances for doubtful accounts; inventory write-downs; valuation allowances for deferred tax assets; uncertain tax positions; valuation and useful lives of long-lived assets including property, equipment, intangible assets and goodwill; valuation of investments in privately held companies; asset impairments; fair values of financial instruments including highly liquid investments, notes receivable and derivative instruments; restructuring charges; contingencies; warranty provisions; incremental borrowing rate in determining the present value of lease payments; accruals for potential price adjustments arising from customer contracts; fair values of assets obtained and liabilities assumed in business combinations and the fair values of stock options and restricted share unit awards granted under the Company's stock-based compensation plans. Due to the COVID-19 pandemic, there has been and will continue to be uncertainty and disruption in the global economy and financial markets. The Company has made estimates and assumptions taking into consideration certain possible impacts due to COVID-19. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.
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
Revenue Recognition
In determining the appropriate amount of revenue to recognize, Flex applies the following steps: (i) identify the contracts with the customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. Further, the Company assesses whether control of the product or services promised under the contract is transferred to the customer at a point in time (PIT) or over time (OT). Flex is first required to evaluate whether its contracts meet the criteria for OT recognition. The Company has determined that for a portion of its contracts, it is manufacturing products for which there is no alternative use (due to the unique nature of the customer-specific product and IP restrictions) and Flex has an enforceable right to payment including a reasonable profit for work-in-progress inventory with respect to these contracts. As a result, revenue is recognized under these contracts OT based on the cost-to-cost method as it best depicts the transfer of control to the customer measured based on the ratio of costs incurred to date as compared to the total estimated costs at completion of the performance obligation. For all other contracts that do not meet these criteria, the Company recognizes revenue when it has transferred control of the related manufactured products which generally occurs upon delivery and passage of title to the customer. Refer to note 4 "Revenue Recognition" for further details.
On April 1, 2018, the Company adopted the Accounting Standard Codification 606 ("ASC 606") using the modified retrospective approach by applying the guidance to all open contracts at the adoption date and has implemented revised accounting policies, new operational and financial reporting processes, enhanced systems capabilities and relevant internal controls. In addition to the following disclosures, note 4 "Revenue Recognition" provides further disclosures required by the new standard.
Concentration of Credit Risk

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table summarizes the activity in the Company's allowance for doubtful accounts during fiscal years 2020, 2019 and 2018:

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions/ Write-Offs	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended March 31, 2018	$57,302	$8,225	$(5,476)	$60,051
Year ended March 31, 2019 (1)	60,051	41,977	(10,632)	91,396
Year ended March 31, 2020 (1)	91,396	23,732	(19,198)	95,930

(1)	Charges incurred during fiscal years 2020 and 2019 are primarily for costs and expenses related to various distressed customers.
No customer accounted for greater than 10% of the Company's net sales in fiscal years 2020, 2019 and 2018. One customer within the Company's CTG segment accounted for approximately 10% of the Company's total balance of accounts receivable, net in fiscal year 2020. One customer within the Company's CTG segment accounted for approximately 11% and 17% of the Company's total balances of accounts receivable, net in fiscal years 2019 and 2018, respectively.
The Company's ten largest customers accounted for approximately 39%, 43% and 41%, of its net sales in fiscal years 2020, 2019 and 2018, respectively.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and cash equivalents consisted of the following:

	As of March 31,
	2020	2019
	(In thousands)
Cash and bank balances	$1,519,029	$1,222,737
Money market funds and time deposits	403,657	473,888
	$1,922,686	$1,696,625

Inventories
Inventories are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. The stated cost is comprised of direct materials, labor and overhead. The components of inventories, net of applicable lower of cost or net realizable value write-downs, were as follows:

	As of March 31,
	2020	2019
	(In thousands)
Raw materials	$2,835,582	$2,922,101
Work-in-progress	373,513	366,135
Finished goods	575,978	434,618
	$3,785,073	$3,722,854

Property and Equipment, Net
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are recognized on a straight-line basis over the estimated useful lives of the related assets, with the exception of building leasehold improvements, which are depreciated over the term of the lease, if shorter. Repairs and maintenance costs are expensed as incurred. Property and equipment is comprised of the following:

	Depreciable Life (In Years)	As of March 31,
		2020	2019
		(In thousands)
Machinery and equipment	3 - 10	$3,265,387	$3,305,335
Buildings	30	1,085,887	1,111,708
Leasehold improvements	up to 30	510,404	453,119
Furniture, fixtures, computer equipment and software	3 - 7	491,959	501,994
Land	—	112,016	121,976
Construction-in-progress	—	271,026	291,458
		5,736,679	5,785,590
Accumulated depreciation and amortization		(3,520,688)	(3,449,377)
Property and equipment, net		$2,215,991	$2,336,213

Total depreciation expense associated with property and equipment was approximately $422.4 million, $433.4 million and $434.4 million in fiscal years 2020, 2019 and 2018, respectively.
The Company reviews property and equipment for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of property and equipment

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company has four reporting units as of March 31, 2020, which correspond to its four reportable operating segments: HRS, IEI, CEC and CTG. The Company concluded that there was no change to its reporting units in fiscal year 2020 and performed its annual goodwill impairment assessment on January 1, 2020. The Company performed a quantitative assessment of its goodwill and determined that no impairment existed as of the date of the impairment test because the fair value of each one of its reporting units exceeded its respective carrying value.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the fourth quarter of fiscal year 2020, due to the ongoing COVID-19 global pandemic which negatively impacted the overall macroeconomy as well as the Company's market capitalization and estimated near-term financial performance, the Company considered this a triggering event and performed an interim impairment test via a quantitative valuation as of March 31, 2020. Based on the results of the impairment test, the fair values exceed the respective carrying values for each reporting unit, with the percentage excess ranging from 17% for CTG to 108% for IEI. Accordingly, the Company concluded that no impairment of goodwill existed as of March 31, 2020. The estimated forecasted results used in the discounted cash flow portion of the impairment analysis reflect the Company's best estimates as of March 31, 2020 and include near term negative impacts to our auto businesses from the plant closures, challenged CEC telecommunication businesses, and weaker consumer demand for our customers' mobility products due to COVID-19. These estimates could change depending on the future developments of the COVID-19 pandemic such as the length and severity of the crisis, the potential resurgence of COVID-19 in the future, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable.
The following table summarizes the activity in the Company's goodwill during fiscal years 2020 and 2019 (in thousands):

	HRS	IEI	CEC	CTG	Total
Balance, as of March 31, 2018	$550,983	$337,707	$124,732	$107,748	$1,121,170
Additions (1)	—	—	10,984	—	10,984
Divestitures (2)	(5,303)	(4,450)	(6,391)	(4,484)	(20,628)
Foreign currency translation adjustments (3)	(38,471)	—	—	—	(38,471)
Balance, as of March 31, 2019	507,209	333,257	129,325	103,264	1,073,055
Divestitures (2)	(1,102)	(137)	—	—	(1,239)
Foreign currency translation adjustments (3)	(7,263)	—	—	—	(7,263)
Balance, as of March 31, 2020	$498,844	$333,120	$129,325	$103,264	$1,064,553
_______________________________________________________________________________

(1)
The goodwill generated from the Company's business combinations completed during the fiscal year 2019 are primarily related to value placed on the employee workforce, service offerings, capabilities and expected synergies. The goodwill is not deductible for income tax purposes. Refer to the discussion of the Company's business acquisitions in note 18.

(2)
During the fiscal year ended March 31, 2019, the Company divested its China-based Multek operations along with another non-strategic immaterial business, and as a result, recorded an aggregate reduction of goodwill of $20.6 million.

(3)
During the fiscal years ended March 31, 2020 and 2019, the Company recorded $7.3 million and $38.5 million, respectively, of foreign currency translation adjustments primarily related to historical acquisitions, as the U.S. Dollar fluctuated against foreign currencies.

Other Intangible Assets
The Company's acquired intangible assets are subject to amortization over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value. The Company reviewed the carrying value of its intangible assets as of March 31, 2020 and concluded that such amounts continued to be recoverable.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of March 31, 2020			As of March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets:
Customer-related intangibles	$275,678	$(128,155)	$147,523	$297,306	$(113,627)	$183,679
Licenses and other intangibles	244,917	(130,022)	114,895	274,604	(127,288)	147,316
Total	$520,595	$(258,177)	$262,418	$571,910	$(240,915)	$330,995

Total intangible asset amortization expense recognized in operations during fiscal years 2020, 2019 and 2018 was $64.1 million,$74.4 million and $78.6 million, respectively. The gross carrying amounts of intangible assets are removed when fully amortized. During fiscal year 2020, the gross carrying amounts of fully amortized intangible assets totaled $43.4 million. The Company also recorded $5.2 million foreign currency translation adjustments during fiscal year 2020, as the U.S. Dollar fluctuated against foreign currencies for certain intangibles. As of March 31, 2020, the weighted-average remaining useful lives of the Company's intangible assets was approximately 5.6 years for customer-related intangibles and approximately 4.7 years for licenses and other intangible assets. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2021	$59,798
2022	51,422
2023	43,797
2024	42,262
2025	37,343
Thereafter	27,796
Total amortization expense	$262,418

The Company owns or licenses various United States and foreign patents relating to a variety of technologies. For certain of the Company's proprietary processes, inventions, and works of authorship, the Company relies on trade secret or copyright protection. The Company also maintains trademark rights (including registrations) for the Company's corporate name and several other trademarks and service marks that the Company uses in the Company's business in the United States and other countries throughout the world. The Company has implemented appropriate policies and procedures (including both technological means and training programs for the Company's employees) to identify and protect the Company's intellectual property, as well as that of the Company's customers and suppliers. As of March 31, 2020 and 2019, the carrying value of the Company's intellectual property was not material.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Current Assets
Other current assets include approximately $292.5 million as of March 31, 2019, for the deferred purchase price receivable from the Company's Asset-Backed Securitization programs. There are no deferred purchase price receivables outstanding as of March 31, 2020. See note 11 for additional information.
Investments
The Company has an investment portfolio that consists of strategic investments in privately held companies, and certain venture capital funds which are included within other assets. These privately held companies range from startups to more mature companies with established revenue streams and business models. As of March 31, 2020, and March 31, 2019, the Company's investments in non-consolidated companies totaled $128.1 million and $294.1 million, respectively.
During fiscal year 2020, and in connection with the Company’s ongoing assessment of its investment portfolio strategy, the Company concluded that the carrying amounts of certain non-core investments were other than temporarily impaired and recognized a $98 million total impairment in other charges (income), net on the consolidated statement of operations. The impairments in fiscal year 2020 were primarily related to Elementum and certain other non-core investments, reflecting recent market valuation changes, in addition to capturing additional risks due to the economic challenges in light of COVID-19.
During the last half of fiscal year 2019, the Company reassessed its strategy with respect to its entire investment portfolio. As a result the Company recognized aggregate net charges related to investment impairments and dispositions of approximately $193 million for the fiscal year ended March 31, 2019, primarily related to a non-core cost method investment and Elementum.
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
Investment in Elementum SCM (Cayman) Ltd ("Elementum")
Starting in fiscal year 2014, the Company had a majority owned subsidiary, Elementum, which qualified as a variable interest entity for accounting purposes. The Company owned a majority of Elementum' s outstanding equity (consisting primarily of preferred stock) and as of March 31, 2017, controlled its board of directors, which gave the Company the power to direct the activities of Elementum that most significantly impacted its economic performance.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the second quarter of fiscal year 2018, the Company and other minority shareholders of Elementum amended certain agreements resulting in joint control of the board of directors between the Company and other non-controlling interest holders. As a result, the Company concluded it was no longer the primary beneficiary of Elementum and accordingly, deconsolidated the entity and recognized a gain on deconsolidation of approximately $151.6 million with no related tax impact, which is included in other charges (income), net on the consolidated statement of operations for the year ended March 31, 2018. Further, the Company derecognized approximately $72.6 million of cash of Elementum as of the date of deconsolidation, which was reflected as an outflow from investing activities within other investing activities, net in the consolidated statement of cash flows for the year ended March 31, 2018. The Company no longer recognizes the carrying value of the noncontrolling interest as a component of total shareholder’s equity.
During the fourth quarter of fiscal year 2019, the Company and Elementum executed agreements that provided for, among other things, the termination of certain commercial agreements between the Company and Elementum, the repurchase of certain shares of Elementum held by the Company and the removal of certain rights associated with such shares, including the Company’s right to elect certain members of Elementum’s board of directors. Management initiated a valuation of the Company's remaining investment using the guideline public company approach which relied on inputs such as comparable company multiples that would be considered Level 3 inputs in the fair value hierarchy. The valuation of the remaining investment, at that time, resulted in a total charge of approximately $84 million, which is included in other charges (income), net on the consolidated statement of operations for the year ended March 31, 2019.
During the fourth quarter of fiscal year 2020, the Company recorded an additional impairment charge of approximately $38 million, reflecting recent market valuation changes and a significant deterioration of Elementum’s business.
The Company's remaining investment in Elementum is accounted for as a cost method investment and is immaterial as of March 31, 2020.
Bright Machines
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
The fair value of the Company’s non-controlling interest in Bright Machines upon deconsolidation was approximately $127.6 million as of the date of deconsolidation. The Company initially accounted for its investment in Bright Machines under the equity method, with the carrying amount included in other assets on the consolidated balance sheet. The value of the Company’s interest on the date of deconsolidation was based on management’s estimate of the fair value of Bright Machines at that time. Management relied on a multi-stage process which involved calculating the enterprise and equity value of Bright Machines, then allocating the equity value of the entity to the Company’s securities. The enterprise value of Bright Machines was estimated based on the value implied by the equity funding Bright Machines received from third parties in the same period (i.e., Level 2 inputs). The Company recognized a gain on deconsolidation of approximately $87 million with no material tax impact, which is included in other charges (income), net on the consolidated statement of operations for the year ended March 31, 2019.
Concurrently with the deconsolidation, the Company engaged Bright Machines as a strategic partner to develop and deploy automation solutions for Flex and entered into a 5-year subscription agreement for use of fixed assets along with other automation services. The subscription agreement provides the Company with the use of the assets previously contributed to Bright Machines and accordingly is accounted for as a finance lease. As a result, the Company has recognized a finance lease asset with balances of $25.4 million and $30.3 million and obligation with balances of $22.8 million and $34.8 million as of March 31, 2020 and 2019, respectively, in the consolidated balance sheets.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro-forma financials have not been presented because the effects were not material to the Company’s consolidated financial position and results of operation for all periods presented. Subscription fees under the Bright Machines agreement were immaterial for the fiscal years ended March 31, 2020 and 2019.
During fiscal year 2020, the Company and Bright Machines executed agreements that provided for, among other things, the repurchase of certain preferred stock of Bright Machines held by the Company and the removal of certain rights associated with such shares, including the Company’s right to elect certain members of Bright Machines' board of directors. In conjunction with this transaction, the Company received consideration of approximately $44 million and recognized a total charge of $23 million, which is included in other charges (income), net on the consolidated statement of operations.
As a result of the transaction, the Company no longer has the ability to exercise significant influence, and therefore accounts for its remaining investment in Bright Machines as a cost method investment, which is included in other assets on the consolidated balance sheet as of March 31, 2020. Bright Machines is no longer a related party of the Company subsequent to the transaction described above.
Other Current Liabilities
Other current liabilities include customer working capital advances of $264.2 million and $266.3 million, customer-related accruals of $195.1 million and $260.1 million, and contract liabilities, identified as deferred revenue of $361.5 million and $271.8 million as of March 31, 2020 and 2019, respectively. The customer working capital advances are not interest bearing, do not have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production.
Leases
The Company is a lessee with several non-cancellable operating leases, primarily for warehouses, buildings, and other assets such as vehicles and equipment. The Company determines if an arrangement is a lease at contract inception. A contract is a lease or contains a lease when (1) there is an identified asset, and (2) the customer has the right to control the use of the identified asset. Beginning with the adoption of ASC 842 on April 1, 2019, the Company has elected to adopt the package of transition practical expedients and, therefore, has not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized. The Company recognizes a right-of-use (“ROU”) asset and a lease liability at the lease commencement date for the Company's operating leases. For operating leases, the lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date. The Company has elected the short-term lease recognition and measurement exemption for all classes of assets, which allows the Company to not recognize ROU assets and lease liabilities for leases with a lease term of 12 months or less and with no purchase option the Company is reasonably certain of exercising. The Company has also elected the practical expedient to account for the lease and nonlease components as a single lease component, for all classes of underlying assets. Therefore, the lease payments used to measure the lease liability include all of the fixed considerations in the contract. Lease payments included in the measurement of the lease liability comprise the following: fixed payments (including in-substance fixed payments), and variable payments that depend on an index or rate (initially measured using the index or rate at the lease commencement date). As the Company cannot determine the interest rate implicit in the lease for the Company's leases, the Company uses the Company's estimate of the incremental borrowing rate as of the commencement date in determining the present value of lease payments. The Company's estimated incremental borrowing rate is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The lease term for all of the Company's leases includes the non-cancellable period of the lease plus any additional periods covered by either an option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.
The adoption of ASC 842 had a material impact to the Company’s consolidated balance sheet, but did not materially impact the consolidated statement of operations or consolidated statement of cash flows. The most significant changes to the consolidated balance sheet relate to the recognition of ROU assets and lease liabilities for operating leases. The Company’s accounting for finance leases remains substantially unchanged and the balances are not material for any periods presented.
As a result of adopting ASC 842 as of April 1, 2019, the Company recognized additional operating liabilities of $658 million with a corresponding ROU asset of $624 million and a deferred gain of $22 million for sale leaseback transactions to opening retained earnings.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2020, current operating lease liabilities were $114.1 million which are included in other current liabilities on the consolidated balance sheets.
Restructuring Charges
The Company recognizes restructuring charges related to its plans to close or consolidate excess manufacturing facilities and rationalize administrative functions. In connection with these activities, the Company records restructuring charges for employee termination costs, long-lived asset impairment and other exit-related costs.
The recognition of restructuring charges requires the Company to make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. To the extent the Company's actual results differ from its estimates and assumptions, the Company may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. Such changes to previously estimated amounts may be material to the consolidated financial statements. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure that no excess accruals are retained, and the utilization of the provisions are for their intended purpose in accordance with developed restructuring plans. See note 15 for additional information regarding restructuring charges.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, "Leases", and subsequent updates (collectively, referred to as Accounting Standard Codification 842 or “ASC 842”). ASC 842 requires a lessee to recognize a right of use (“ROU”) asset and lease liability. Leases will be classified as finance or operating, with classification affecting the recognition of expense and presentation in the income statement. The Company adopted ASC 842 on April 1, 2019 using the optional transition method, by which companies may elect not to recast the comparative periods presented in financial statements in the period of adoption and recognize a cumulative effect adjustment in the period of adoption. As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required lease disclosures for periods before the Company's adoption date. Details of the impact of adopting ASC 842 has been described in the Leases section above.
In October 2018, the FASB issued ASU 2018-16 “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes” to expand the lists of eligible benchmark interest rates to include OIS based on SOFR to facilitate the marketplace transition from LIBOR. The Company adopted the guidance during the first quarter of fiscal year 2020 with an immaterial impact on its financial position, results of operations and cash flows.
In August 2018, the FASB issued ASU 2018-15 "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” to provide guidance on a customer's accounting for implementation, set-up, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor, i.e., a service contract. Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. The new guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, as well as requires additional quantitative and qualitative disclosures. The guidance is effective for the Company beginning in the first quarter of fiscal year 2021 with early adoption permitted. The Company early adopted the guidance during the second quarter of fiscal year 2020 with an immaterial impact to its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13 "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”, which amends ASC 820 to add, remove, and modify fair value measurement disclosure requirements. The Company adopted the guidance during the first quarter of fiscal year 2020 with an immaterial impact on its financial position, results of operations and cash flows.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04 "Facilitation of the Effects of Reference Rate Reform on Financial Reporting", which temporarily simplifies the accounting for contract modifications, including hedging relationships, due to the transition from LIBOR and other interbank offered rates to alternative reference interest rates. For example, entities can elect not to remeasure the contracts at the modification date or reassess a previous accounting determination if certain conditions are met. Additionally, entities can elect to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain conditions are met. The guidance is effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating the impact of the transition from LIBOR to alternative reference interest rates and expects the new guidance will have an immaterial impact on its consolidated financial statements.
In January 2020, the FASB issued ASU 2020-01 "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 — a consensus of the FASB Emerging Issues Task Force", which makes improvements related to the following two topics: (1) accounting for certain equity securities when the equity method of accounting is applied or discontinued, and (2) scope considerations related to forward contracts and purchased options on certain securities. The guidance is effective for the Company beginning in the first quarter of fiscal year 2022 with early adoption permitted. The Company expects the new guidance will have an immaterial impact on its consolidated financial statements, and intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2022.
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
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, ASU 2020-02, and ASU 2020-03, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance is effective for the Company beginning in the first quarter of fiscal year 2021. The Company is assessing the impacts and currently expects the new guidance will have an immaterial impact on its consolidated financial statements.
3. LEASES
The Company has several commitments under operating leases for warehouses, buildings, and equipment. The Company also has a minimal number of finance leases with an immaterial impact on its consolidated financial statements. Leases have initial lease terms ranging from 1 year to 23 years.
The components of lease cost recognized under ASC 842 were as follow (in thousands):

Lease cost	Year Ended
March 31, 2020
Operating lease cost	$162,749

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts reported in the consolidated balance sheet as of the period ended March 31, 2020 were (in thousands, except weighted average lease term and discount rate):

As of March 31, 2020
Operating Leases:
Operating lease right of use assets	$605,070
Operating lease liabilities	643,054

Weighted-average remaining lease term (In years)
Operating leases	7.9

Weighted-average discount rate
Operating leases	4.1%

Other information related to leases was as follow (in thousands):

Year Ended
Cash paid for amounts included in the measurement of lease liabilities:	March 31, 2020
Operating cash flows from operating leases	$149,948

During the fiscal year ended March 31, 2020, the Company sold and leased back certain properties and received cash proceeds of $69.6 million, resulting in total gains of $32.7 million, recorded in cost of sales within the consolidated statements of operations. During the fiscal year ended March 31, 2019 the Company sold and leased back certain properties and received cash proceeds of $67.6 million and recorded a deferred gain of $22 million. As a result of adopting ASC 842 as of April 1, 2019, the Company recognized the deferred gain to prior year retained earnings.
Future lease payments under non-cancellable leases as of March 31, 2020 are as follows (in thousands):

Fiscal Year Ended March 31,	Operating Leases
2021	$134,817
2022	115,465
2023	100,779
2024	84,374
2025	67,772
Thereafter	253,768
Total undiscounted lease payments	756,975
Less: imputed interest	113,921
Total lease liabilities	$643,054

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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
A contract liability is recognized when the Company receives payments in advance of the satisfaction of performance and is included in other current liabilities on the consolidated balance sheets. Contract liabilities, identified as deferred revenue, were $361.5 million and $271.8 million as of March 31, 2020 and 2019, respectively.
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated based on timing of transfer - point in time and over time for the fiscal years ended March 31, 2020 and 2019:

	Year Ended March 31, 2020
	HRS	IEI	CEC	CTG	Total
	(In thousands)
Timing of Transfer
Point in time	$3,705,387	$5,045,270	$5,503,322	$4,196,530	$18,450,509
Over time	1,037,037	2,232,080	1,482,347	1,007,897	5,759,361
Total segment	$4,742,424	$7,277,350	$6,985,669	$5,204,427	$24,209,870

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended March 31, 2019
	HRS	IEI	CEC	CTG	Total
	(In thousands)
Timing of Transfer
Point in time	$3,773,735	$4,395,773	$6,126,454	$4,744,911	$19,040,873
Over time	1,055,215	1,786,864	2,209,876	2,117,683	7,169,638
Total segment	$4,828,950	$6,182,637	$8,336,330	$6,862,594	$26,210,511

5. SHARE-BASED COMPENSATION
Equity Compensation Plans
The Company's primary plan used for granting equity compensation awards is the Company's 2017 Equity Incentive Plan (the "2017 Plan").
Share-Based Compensation Expense
The following table summarizes the Company's share-based compensation expense for all equity incentive plans:

	Fiscal Year Ended March 31,
	2020	2019	2018
	(In thousands)
Cost of sales	$15,174	$19,554	$19,102
Selling, general and administrative expenses	56,372	56,478	66,142
Total share-based compensation expense	$71,546	$76,032	$85,244

Cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee exercises of share options over the share-based compensation cost recognized for those options) are classified as operating cash flows. During fiscal years 2020, 2019 and 2018, the Company did not recognize any excess tax benefits as an operating cash inflow.
As of March 31, 2020, the Company had approximately 10.5 million shares available for grant under the 2017 Plan. Options issued to employees under this plan generally vest over four years and expire ten years from the date of grant. Options granted to non-employee directors generally expire five years from the date of grant.
The exercise price of options granted to employees is determined by the Company's Board of Directors or the Compensation Committee and may not be less than the closing price of the Company's ordinary shares on the date of grant.
As of March 31, 2020, the total unrecognized compensation cost related to unvested share options granted to employees under all plans was not material.
The Company also grants restricted share unit ("RSU") awards under its 2017 Plan. RSU awards are rights to acquire a specified number of ordinary shares for no cash consideration in exchange for continued service with the Company. RSU awards generally vest in installments over a three to four-year period and unvested RSU awards are forfeited upon termination of employment.
Vesting for certain RSU awards is contingent upon both service and market conditions.
As of March 31, 2020, the total unrecognized compensation cost related to unvested RSU awards under all plans was approximately $116.7 million. These costs will be amortized generally on a straight-line basis over a weighted-average period of approximately 2.3 years. Approximately $20.0 million of the total unrecognized compensation cost is related to RSU awards granted to certain key employees whereby vesting is contingent on meeting a certain market condition.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Determining Fair Value - Options and RSU awards
Valuation and Amortization Method—The Company estimates the fair value of share options granted under the 2017 Plan using the Black-Scholes valuation method and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The fair market value of RSU awards granted, other than those awards with a market condition, is the closing price of the Company's ordinary shares on the date of grant and is generally recognized as compensation expense on a straight-line basis over the respective vesting period.
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
There were no options granted under the 2017 Plan during fiscal years 2020, 2019, and 2018.
Determining Fair Value - RSU awards with service and market conditions
Valuation and Amortization Method—The Company estimates the fair value of RSU awards granted under the 2017 Plan whereby vesting is contingent on meeting certain market conditions using Monte Carlo simulation. This fair value is then amortized on a straight-line basis over the vesting period, which is the service period.
Expected volatility of Flex—Volatility used in a Monte Carlo simulation is derived from the historical volatility of Flex's stock price over a period equal to the service period of the RSU awards granted. The service period is three years for those RSU awards granted in fiscal years 2020, 2019, and 2018.
Average peer volatility—Volatility used in a Monte Carlo simulation is derived from the historical volatilities of the Standard and Poor's ("S&P") 500 index for the RSU awards granted in fiscal years 2020, 2019, and 2018.
Average Peer Correlation—Correlation coefficients were used to model the movement of Flex's stock price relative to the S&P 500 index for the RSU awards granted in fiscal years 2020, 2019, and 2018.
Expected Dividend and Risk-Free Interest Rate assumptions—Same methodology as discussed above.
The fair value of the Company's RSU awards under the 2017 Plan, whereby vesting is contingent on meeting certain market conditions, for fiscal years 2020, 2019, and 2018 was estimated using the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2020	2019	2018
Expected volatility	38.8%	27.4%	25.1%
Average peer volatility	24.9%	25.6%	28.7%
Average peer correlation	0.5	0.5	0.6
Expected dividends	—%	—%	—%
Risk-free interest rate	1.8%	2.7%	1.5%

Share-Based Awards Activity

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Option activity for all plans is immaterial for all periods presented.
Cash received from option exercises under all plans, which was reflected within other financing activities in the consolidated statement of cash flows, was immaterial for fiscal years 2020 and 2019, and totaled $2.8 million for fiscal year 2018.
The following table summarizes the Company's RSU award activity under all plans ("Price" reflects the weighted-average grant-date fair value):

	Fiscal Year Ended March 31,
	2020		2019		2018
	Shares	Price	Shares	Price	Shares	Price
Unvested RSU awards outstanding, beginning of fiscal year	14,903,886	$13.76	14,619,692	$14.39	17,242,019	$12.24
Granted (1)	8,259,272	9.81	8,257,502	12.59	6,680,739	16.97
Vested (1)	(4,222,524)	13.33	(5,952,039)	13.12	(6,945,393)	11.86
Forfeited	(2,889,994)	12.89	(2,021,269)	14.51	(2,357,673)	12.20
Unvested RSU awards outstanding, end of fiscal year	16,050,640	$11.87	14,903,886	$13.76	14,619,692	$14.39

(1)
Included in the fiscal years 2018 amounts are 0.7 million of RSU awards, representing the number of awards achieved above target levels based on the achievement of certain market conditions, as further described in the table below. These awards were issued and immediately vested in accordance with the terms and conditions of the underlying awards.

Of the 8.3 million unvested RSU awards granted in fiscal year 2020, approximately 6.5 million are plain-vanilla unvested RSU awards with no performance or market conditions with an average grant date price of $9.24 per share. Further, approximately 1.8 million of these unvested RSU awards granted in fiscal year 2020 represents the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions, with an average grant date fair value estimated to be $11.92 per award calculated using a Monte Carlo simulation. Vesting information for these shares is further detailed in the table below.
Of the 16.1 million unvested RSU awards outstanding under all plans as of the fiscal year ended March 31, 2020, approximately 3.3 million unvested RSU awards represent the target amount of grants made to certain key employees whereby vesting is contingent on meeting certain market conditions summarized as follows:

	Targeted number of awards as of March 31, 2020 (in shares)		Range of shares that may be issued (1)
		Average grant date fair value (per share)
					Assessment dates
Year of grant			Minimum	Maximum
Fiscal 2020	1,721,031	$11.92	—	3,442,062	June 2022
Fiscal 2019	1,103,198	$14.00	—	2,206,396	June 2021
Fiscal 2018 (2)	491,417	$20.25	—	982,834	June 2020
Totals	3,315,646		—	6,631,292

(1)	Vesting ranges from zero to 200% based on measurement of Flex's total shareholder return against the Standard and Poor's ("S&P") 500 Composite Index.

(2)	As of March 31, 2020, the Company deemed the vesting of RSU awards with market conditions granted in fiscal year 2018 as not probable.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company will continue to recognize share-based compensation expense for awards with market conditions regardless of whether such awards will ultimately vest. During fiscal year 2020, no shares vested in connection with the RSU awards with market conditions granted in fiscal year 2017.
The total intrinsic value of RSU awards vested under all the Company's plans was $41.7 million, $80.2 million and $116.4 million during fiscal years 2020, 2019 and 2018, respectively, based on the closing price of the Company's ordinary shares on the date vested.
6. EARNINGS PER SHARE
Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the applicable periods.
Diluted earnings per share reflects the potential dilution from stock options and RSU awards. The potential dilution from stock options exercisable into ordinary share equivalents and restricted share unit awards was computed using the treasury stock method based on the average fair market value of the Company's ordinary shares for the period.
The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted income per share:

	Fiscal Year Ended March 31,
	2020	2019	2018
	(In thousands, except per share amounts)
Basic earnings per share:
Net income	$87,579	$93,399	$428,534
Shares used in computation:
Weighted-average ordinary shares outstanding	508,774	526,519	529,782
Basic earnings per share	$0.17	$0.18	$0.81

Diluted earnings per share:
Net income	$87,579	$93,399	$428,534
Shares used in computation:
Weighted-average ordinary shares outstanding	508,774	526,519	529,782
Weighted-average ordinary share equivalents from stock options and RSU awards (1) (2)	3,663	3,551	6,816
Weighted-average ordinary shares and ordinary share equivalents outstanding	512,437	530,070	536,598
Diluted earnings per share	$0.17	$0.18	$0.80

_________________________________________________________________________

(1)
An immaterial amount of options to purchase ordinary shares during fiscal years 2020, 2019, and 2018 were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted average ordinary shares equivalents.

(2)
RSU awards of 3.6 million and 6.8 million during fiscal years 2020 and 2019 were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted average ordinary shares equivalents. Less than 0.1 million of anti-dilutive RSU awards were excluded from the computation of diluted earnings per share during fiscal year 2018.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. SUPPLEMENTAL CASH FLOW DISCLOSURES
The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Fiscal Year Ended March 31,
	2020	2019	2018
	(In thousands)
Net cash paid for:
Interest	$171,719	$190,204	$152,750
Income taxes	98,943	134,178	91,846
Non-cash investing and financing activity:
Unpaid purchases of property and equipment	$104,260	$111,989	$128,044
Non-cash investment in Elementum (Note 2)	—	—	132,679
Non-cash proceeds from sales of a non-strategic cost basis investment	—	—	59,000
Non-cash investment in Bright Machines (Note 2)	—	127,641	—
Finance lease for Bright Machines assets (Note 2)	22,806	34,828	—

8. BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt are as follows:

	As of March 31,
	2020	2019
	(In thousands)
4.625% Notes due February 2020	$—	$500,000
Term Loan, including current portion, due in installments through November 2021	—	671,563
Term Loan, including current portion, due in installments through June 2022	433,406	458,531
5.000% Notes due February 2023	500,000	500,000
Term Loan due April 2024 - three-month Yen LIBOR plus 0.50%	310,115	—
4.750% Notes due June 2025	597,265	596,815
4.875% Notes due June 2029	661,908	—
India Facilities (1)	138,238	170,206
Other	210,684	168,039
Debt issuance costs	(13,377)	(10,639)
	2,838,239	3,054,515
Current portion, net of debt issuance costs	(149,130)	(632,611)
Non-current portion	$2,689,109	$2,421,904

(1)
India Facilities as of March 31, 2019 include an approximately $91.4 million drawdown from a short-term bank borrowings facility entered in February 2019 which was repaid in May 2019 and a $78.8 million drawdown from the $200 million term loan facility entered in July 2018.

The weighted-average interest rates for the Company's long-term debt were 4.0% and 4.2% as of March 31, 2020 and 2019, respectively.
Scheduled repayments of the Company's bank borrowings and long-term debt are as follows:

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Year Ending March 31,	Amount
(In thousands)
2021	$149,456
2022	209,586
2023	870,178
2024	53,109
2025	310,115
Thereafter	1,259,172
Total	$2,851,616

Term Loan due November 2021
During fiscal year 2020, the Company repaid the total outstanding balance under the Term Loan due November 2021 with parts of the proceeds obtained from the new JPY 33.525 billion term loan (approximately USD $310 million as of March 31, 2020) due April 2024 and the new $650 million of 4.875% Notes due June 15, 2029 (see below for additional details on the new debts). As the transaction was determined to fall under extinguishment accounting, the Company recognized an immaterial loss on extinguishment during its fiscal year ended March 31, 2020, which was recorded in interest and other, net on the consolidated statements of operations.
Term Loan Agreement due June 2022 and Revolving Line of Credit
In June 2017, the Company entered into a five-year credit facility consisting of a $1.75 billion revolving credit facility and a $502.5 million term loan, which is due to mature on June 30, 2022 (the "2022 Credit Facility"). This 2022 Credit Facility replaced the Company's $2.1 billion credit facility, which was due to mature in March 2019. The outstanding principal of the term loan portion of the 2022 Credit Facility is repayable in quarterly installments of approximately $6.3 million from September 30, 2017 through June 30, 2020 and approximately $12.6 million from September 30, 2020 through March 31, 2022 with the remainder due upon maturity. The Company determined that effectively extending the maturity date of the revolving credit and repaying the term loan due March 2019 qualified as a debt modification and consequently all unamortized debt issuance costs related to the $2.1 billion credit facility are capitalized and are being amortized over the term of the 2022 Credit Facility.
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
The 2022 Credit Facility is unsecured and contains customary restrictions on the ability of the Company and its subsidiaries to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of significant exceptions and limitations. The 2022 Credit Facility also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio during the term of the 2022 Credit Facility. As of March 31, 2020, the Company was in compliance with the covenants under the 2022 Credit Facility agreement.
Notes due February 2020 and February 2023
In February 2013, the Company issued $500 million of 4.625% Notes due February 15, 2020 and $500 million of 5.000% Notes due February 15, 2023 in a private offering pursuant to Rule 144A and Regulation S under the Securities Act. In July 2013, the Company exchanged these notes for new notes (collectively the "Notes") with substantially similar terms and completed the registration of the Notes with the Securities and Exchange Commission.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest on the Notes is payable semi-annually, which commenced on August 15, 2013. The Notes are senior unsecured obligations of the Company, rank equally with all of the Company's other existing and future senior and unsecured debt obligations, and up until June 30, 2017 were guaranteed, jointly and severally, fully and unconditionally on an unsecured basis, by certain of the Company's 100% owned subsidiaries (the "guarantor subsidiaries"). The Company replaced its $2.1 billion credit facility, which was due to expire in March 2019 and was guaranteed by the guarantor subsidiaries, with the 2022 Credit Facility, which is not guaranteed by the guarantor subsidiaries. Effective upon the replacement, all guarantor subsidiaries were released from their guarantees under the indenture governing the Notes.
At any time prior to maturity, the Company may redeem some or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus an applicable premium accrued and unpaid interest, if any, to the applicable redemption date. Upon the occurrence of a change of control repurchase event (as defined in the Notes indenture), the Company must offer to repurchase the Notes at a repurchase price equal to 101% of the principal amount of the Notes repurchased, plus accrued and unpaid interest, if any, to the applicable repurchase date. During fiscal year 2020, the Company tendered and redeemed the total outstanding balance under the Notes due February 15, 2020 with parts of the proceeds obtained from the new JPY 33.525 billion term loan due April 2024 and the new $650 million of 4.875% Notes due June 15, 2029. As the transaction was determined to fall under extinguishment accounting, the Company recognized an immaterial loss on extinguishment during its fiscal year ended March 31, 2020, which was recorded in interest and other, net on the consolidated statements of operations.
The indenture governing the Notes contains covenants that, among other things, restrict the ability of the Company and certain of the Company's subsidiaries to create liens; enter into sale-leaseback transactions; create, incur, issue, assume or guarantee any funded debt; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's assets to, another person. These covenants are subject to a number of significant limitations and exceptions set forth in the indenture. The indenture also provides for customary events of default, including, but not limited to, cross defaults to certain specified other debt of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Notes will become due and payable immediately without further action or notice. If any other event of default under the indenture occurs or is continuing, the applicable trustee or holders of at least 25% in aggregate principal amount of the then outstanding Notes may declare all of the Notes to be due and payable immediately. As of March 31, 2020, the Company was in compliance with the covenants in the indenture governing the Notes.
Term Loan due April 2024
In April 2019, the Company entered into a JPY 33.525 billion term loan agreement due April 2024, at three-month Yen LIBOR plus 0.50%, which was then swapped to U.S. dollars. The term loan, which is due at maturity and subject to quarterly interest payments, is used to fund general operations and refinance certain other outstanding debts. As the term loan is denominated in Japanese Yen, the debt balance is remeasured to USD at end of each reporting period. Foreign currency contracts have been entered into with respect to this Japanese yen denominated term loan. Refer to note 9 for additional details.
This term loan is unsecured, and contains customary restrictions on the ability of the Company and its subsidiaries to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of exceptions and limitations. This term loan agreement also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio, as defined therein, during its term. As of March 31, 2020, the Company was in compliance with the covenants under this term loan agreement.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The indenture governing the 2025 Notes contains covenants that, among other things, restrict the ability of the Company and certain of the Company's subsidiaries to create liens; enter into sale-leaseback transactions; create, incur, issue, assume or guarantee any funded debt; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's assets to, another person, or permit any other person to consolidate, merge, combine or amalgamate with or into the Company. These covenants are subject to a number of significant limitations and exceptions set forth in the indenture. The indenture also provides for customary events of default, including, but not limited to, cross defaults to certain specified other debt of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding 2025 Notes will become due and payable immediately without further action or notice. If any other event of default under the agreement occurs or is continuing, the applicable trustee or holders of at least 25% in aggregate principal amount of the then outstanding 2025 Notes may declare all of the 2025 Notes to be due and payable immediately, but upon certain conditions such declaration and its consequences may be rescinded and annulled by the holders of a majority in principal amount of the 2025 Notes. As of March 31, 2020, the Company was in compliance with the covenants in the indenture governing the 2025 Notes.
Notes due June 2029
In June 2019, the Company issued $450 million of 4.875% Notes due June 15, 2029 (the “Existing 2029 Notes”), at 99.607% of face value. In November 2019, as a further issuance of the Existing 2029 Notes, the Company issued under the same terms, an additional $200 million of 4.875% Notes due June 15, 2029 (together with the "Existing 2029 Notes", the "2029 Notes"), at 107.289% of face value. Immediately after the issuance of the notes issued in November 2019, the Company has $650 million aggregate principal amount of 4.875% Notes due 2029 outstanding. The Company received in aggregate, proceeds of approximately $662.8 million, net of discount and premium, from the issuances which were used, together with available cash, to refinance certain other outstanding debt. The Company incurred and capitalized as a direct reduction to the carrying amount of the notes presented on the balance sheet approximately $6.6 million of costs in conjunction with the issuance of the 2029 Notes.
Interest on the 2029 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2019. The 2029 Notes are senior unsecured obligations of the Company and rank equally with all of the Company’s other existing and future senior and unsecured indebtedness.
The Indenture governing the 2029 Notes contains covenants that, among other things, restrict the ability of the Company and certain of the Company's subsidiaries to create liens; enter into sale-leaseback transactions; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's assets to, another person, or permit any other person to consolidate, merge, combine or amalgamate with or into the Company. These covenants are subject to a number of significant limitations and exceptions set forth in the indenture. The indenture also provides for customary events of default, including, but not limited to, cross defaults to certain specified other debt of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding 2029 Notes will become due and payable immediately without further action or notice. If any other event of default under the indenture occurs or is continuing, the trustee or holders of at least 25% in aggregate principal amount of the then outstanding 2029 Notes may declare all of the 2029 Notes to be due and payable immediately, but upon certain conditions such declaration and its consequences may be rescinded and annulled by the holders of a majority in principal amount of the 2029 Notes. As of March 31, 2020, the Company was in compliance with the covenants in the indenture governing the 2029 Notes.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Borrowings
In July 2018, a subsidiary of the Company entered into a $200 million term loan facility (the "Facility"), under which there was $138.2 million in borrowings outstanding as of March 31, 2020. The Facility was used to fund capital expenditures to support the Company's expansion plans for India. The availability period during which drawdowns can be made was from the date of the agreement to and including January 2020. The maximum maturity of each drawdown will be 5 years from the funded Capex shipment date. As a result, the longest maturity date of any drawdown under the Facility will be June 2023. Borrowings under this term loan bear interest at LIBOR plus a margin of 0.90% to 1.15% depending on loan duration.
In January 2017, the Company borrowed €100 million (approximately $110.1 million as of March 31, 2020), under a 5-year, term-loan agreement due January 2, 2022. Borrowings under this term loan bear interest at EURIBOR minus 0.1% plus the applicable margin ranging between 0.40% and 1.35%, based on the Company's credit ratings. The loan is repayable upon maturity.
In October 2015, the Company borrowed €50 million (approximately $50.2 million as of March 31, 2020), under a 5-year, term-loan agreement due September 30, 2020. Borrowings under this term loan bear interest at EURIBOR plus the applicable margin ranging between 0.80% and 2.00%, based on the Company’s credit ratings. The loan is repayable beginning December 30, 2016 in quarterly payments of €312,500 through June 30, 2020 with the remainder due upon maturity. As of March 31, 2020, the borrowings have been included as current liabilities under the consolidated balance sheet.
These term loans are unsecured and are guaranteed by the Company. These term loan agreements contain customary restrictions on the Company's and its subsidiaries' ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of exceptions and limitations. These term loan agreements also require that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio, as defined therein, during their terms. As of March 31, 2020, the Company was in compliance with the covenants under these term loan agreements.
As of March 31, 2020, the Company and certain of its subsidiaries had various uncommitted revolving credit facilities, lines of credit and other credit facilities in the amount of $327.7 million in the aggregate. There were no borrowings outstanding under these facilities as of March 31, 2020 and 2019. These unsecured credit facilities, and lines of credit and other credit facilities bear annual interest at the respective country's inter-bank offering rate, plus an applicable margin.
In April 2020, the Company executed amendments to increase the allowable cash restructuring charges excludable in the debt to EBITDA covenant calculation in its existing credit facilities. These amendments increase the Company's flexibility in the event that additional cost reduction activities are required given the uncertainty in future demand that could impact profitability as a result of the COVID-19 pandemic.
In May 2020, the Company issued $425 million aggregate principal amount of 3.750% Notes due February 2026, at 99.617% of face value, and $325 million aggregate principal amount of 4.875% Notes due May 2030, at 99.562% of face value. The total proceeds of $740 million, net of discount and issuance costs, are expected to be used for general corporate purposes, which may include repaying, redeeming or repurchasing outstanding debt and for working capital, capital expenditures and acquisitions.
9. FINANCIAL INSTRUMENTS
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of March 31, 2020, the aggregate notional amount of the Company's outstanding foreign currency derivative contracts was $9.8 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	1,430,500	—	$201,755	$—
EUR	45,679	38,009	50,075	43,078
ILS	344,500	—	96,283	—
JPY	33,525,000	—	300,000
MXN	5,111,000	—	218,442	—
Other	N/A	N/A	239,421	9,524
			1,105,976	52,602
Other Foreign Currency Contracts
BRL	—	603,000	—	117,999
CNY	4,250,664	331,088	604,494	46,749
EUR	2,080,415	2,203,938	2,278,226	2,413,824
GBP	55,892	78,988	68,333	96,952
HUF	55,435,797	59,591,932	171,813	184,694
ILS	271,500	134,500	75,880	37,591
INR	5,685,000	5,931,167	75,957	79,185
JPY	3,705,195	34,778,855	34,287	321,655
MXN	4,839,428	3,576,516	206,835	152,859
MYR	2,919,100	2,653,490	661,927	601,698
SEK	649,418	711,823	65,373	70,713
Other	N/A	N/A	179,509	114,956
			4,422,634	4,238,875
Total Notional Contract Value in USD			$5,528,610	$4,291,477

As of March 31, 2020 and 2019, the fair value of the Company's short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company's exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the consolidated statements of operations. As of March 31, 2020 and 2019, the Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders' equity in the consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. Deferred losses totaled $30.8 million as of March 31, 2020, and are expected to be recognized primarily as a component of cost of sales in the consolidated statement of operations primarily over the next twelve-month period, except for the USD JPY cross currency swap, which is further discussed below.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company entered into a USD JPY cross currency swap to hedge the foreign currency risk on the JPY term loan due April 2024, and the fair value of the cross currency swap was included in other assets as of March 31, 2020. The changes in fair value of the USD JPY cross currency swap are reported in accumulated other comprehensive loss, with the impact of the excluded component reported in interest and other, net. In addition, a corresponding amount is reclassified out of accumulated other comprehensive loss to interest and other, net to offset the remeasurement of the underlying JPY loan principal which also impacts the same line.
The following table presents the fair value of the Company's derivative instruments utilized for foreign currency risk management purposes at March 31, 2020 and 2019:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2020	March 31, 2019	Balance Sheet Location	March 31, 2020	March 31, 2019
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$7,257	$10,503	Other current liabilities	$46,645	$10,282
Foreign currency contracts	Other assets	$13,849	$—	Other liabilities	$—	$—
Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$83,086	$16,774	Other current liabilities	$102,709	$17,144

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

10. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, during fiscal years ended March 31, 2020, 2019 and 2018 are as follows:

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance on April 1, 2017	$(32,426)	$(95,717)	$(128,143)
Other comprehensive gain before reclassifications	15,667	46,022	61,689
Net gains reclassified from accumulated other comprehensive loss	(18,987)	(404)	(19,391)
Net current-period other comprehensive gain (loss)	(3,320)	45,618	42,298
Ending balance on March 31, 2018	$(35,746)	$(50,099)	$(85,845)
Other comprehensive loss before reclassifications	(48,302)	(59,508)	(107,810)
Net losses reclassified from accumulated other comprehensive loss	42,492	—	42,492
Net current-period other comprehensive loss	(5,810)	(59,508)	(65,318)
Ending balance on March 31, 2019	$(41,556)	$(109,607)	$(151,163)
Other comprehensive loss before reclassifications	(42,837)	(21,951)	(64,788)
Net (gains) losses reclassified from accumulated other comprehensive loss	2,730	(1,446)	1,284
Net current-period other comprehensive loss	(40,107)	(23,397)	(63,504)
Ending balance on March 31, 2020	$(81,663)	$(133,004)	$(214,667)

Net (gains) losses reclassified from accumulated other comprehensive loss were immaterial during fiscal year 2020.
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
Asset-Backed Securitization Programs
The Company continuously sells designated pools of trade receivables under its Global Asset-Backed Securitization Agreement (the "Global Program") and its North American Asset-Backed Securitization Agreement (the "North American Program," collectively, the "ABS Programs") to affiliated special purpose entities, each of which in turn sells the receivables to unaffiliated financial institutions.
Prior to November 2019, these programs allowed the operating subsidiaries to receive a cash payment and a deferred purchase price receivable for sold receivables. The portion of the purchase price for the receivables which was not paid by the unaffiliated financial institutions in cash was a deferred purchase price receivable, which was paid to the special purpose entity as payments on the receivables were collected from account debtors. The deferred purchase price receivable represented a beneficial interest in the transferred financial assets and was recognized at fair value as part of the sale transaction. The accounts receivable balances that were sold under the ABS Programs were removed from the consolidated balance sheets and

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the net cash proceeds received by the Company were included as cash provided by operating activities in the consolidated statements of cash flows. The Company recognized these proceeds net of the deferred purchase price, consisting of a receivable from the purchasers that entitled the Company to certain collections on the receivable. The Company recognized the collection of the deferred purchase price in net cash provided by investing activities in the consolidated statements of cash flows.
Effective November 2019, the Company amended the ABS Programs to extend the facilities to November 26, 2021, and removed the requirement for the deferred purchase price receivable. Under the amended ABS Programs, the entire purchase price of sold receivables are paid in cash. The amended ABS Programs contain a guarantee of payment by the special purpose entity, in an amount equal to approximately the net cash proceeds under the programs, and is collateralized by certain receivables held by the special purpose entity. The fair value of the guarantee obligation was immaterial as of March 31, 2020. The accounts receivable balances sold under the amended ABS Programs were removed from the consolidated balance sheets and the cash proceeds received by the Company were included as cash provided by operating activities in the consolidated statements of cash flows.
At the effective date of the amended ABS Programs, approximately $1.3 billion representing the outstanding balance of sold receivables was repurchased by the Company by exchanging outstanding deferred purchase price receivable of $0.4 billion and re-investing $0.9 billion of trade account receivables into the amended ABS Programs. These repurchases are considered non-cash investing activities in the consolidated statements of cash flows. As of March 31, 2020, the Company collected on all repurchased deferred purchase price receivables, which are reported as cash collections under deferred purchase price in the consolidated statements of cash flows.
The deferred purchase price receivables, included in other current assets as of March 31, 2019 were carried at the expected recovery amount of the related receivables. Prior to the amendments of the ABS Programs, the difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the deferred purchase price receivables received at time of transfer was recognized as a loss on sale of the related receivables, and recorded in interest and other, net in the consolidated statements of operations and were immaterial for all periods presented. There are no deferred purchase price receivables outstanding as of March 31, 2020.
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
The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.1% to 0.5% of serviced receivables per annum. Servicing fees recognized during the fiscal years ended March 31, 2020, 2019 and 2018 were not material and are included in interest and other, net within the consolidated statements of operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized.
As of March 31, 2020, approximately $0.8 billion of accounts receivable had been sold to the special purpose entities under the amended ABS Programs for which the Company had received net cash proceeds for the same amount. As of March 31, 2019, approximately $1.2 billion of accounts receivable had been sold to the special purpose entities for which the Company had received net cash proceeds of $0.9 billion and deferred purchase price receivables of $0.3 billion. The deferred purchase price balance as of March 31, 2019, also represent the non-cash beneficial interest obtained in exchange for securitized receivables.
For the fiscal years ended March 31, 2020, 2019 and 2018, cash flows from sales of receivables under the ABS Programs consisted of approximately $7.6 billion, $6.8 billion and $8.0 billion, respectively, for transfers of receivables, and approximately $2.6 billion, $3.6 billion and $4.6 billion, respectively, for collections on deferred purchase price receivables. The Company's cash flows from transfer of receivables consist primarily of proceeds from collections reinvested in revolving-period transfers. Cash flows from new transfers were not significant for all periods presented.
Trade Accounts Receivable Sale Programs

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $0.4 billion and $0.5 billion as of March 31, 2020 and 2019, respectively. For the fiscal years ended March 31, 2020, 2019 and 2018, total accounts receivable sold to certain third party banking institutions was approximately $1.6 billion, $2.7 billion and $1.5 billion, respectively. The receivables that were sold were removed from the consolidated balance sheets and the cash received is reflected as cash provided by operating activities in the consolidated statements of cash flows.
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
The Company has deferred compensation plans for its officers and certain other employees. Amounts deferred under the plans are invested in hypothetical investments selected by the participant or the participant's investment manager. The Company's deferred compensation plan assets are included in other noncurrent assets on the consolidated balance sheets and include investments in equity securities that are valued using active market prices. There were no investments classified as level 1 in the fair value hierarchy as of March 31, 2020.
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
The Company's cash equivalents are comprised of bank time deposits and money market funds, which are valued using level 2 inputs, such as interest rates and maturity periods. Due to their short-term nature, their carrying amount approximates fair value.
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
The Company has accrued for contingent consideration in connection with its business acquisitions as applicable, which is measured at fair value based on certain internal models and unobservable inputs. There were no contingent consideration liabilities outstanding as of March 31, 2020 and 2019.
The Company's deferred purchase price receivables relating to its asset-backed securitization program are recorded initially at fair value based on a discounted cash flow analysis using unobservable inputs (i.e., level 3 inputs), which are primarily risk free interest rates adjusted for the credit quality of the underlying creditor. Due to its high credit quality and short-term maturity, the fair value approximates carrying value. Significant increases in either of the major unobservable inputs (credit spread, risk free interest rate) in isolation would result in lower fair value estimates, however the impact is not material. The interrelationship between these inputs is also insignificant. There are no deferred purchase price receivables outstanding as of March 31, 2020 due to the amended ABS Programs as further discussed in Note 11.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no transfers between levels in the fair value hierarchy during fiscal years 2020 and 2019.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and 2019:

	Fair Value Measurements as of March 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (Note 2)	$—	$403,657	$—	$403,657
Foreign currency contracts (Note 9)	—	104,192	—	104,192
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	—	49,086	—	49,086
Liabilities:
Foreign currency contracts (Note 9)	$—	$(149,354)	$—	$(149,354)

	Fair Value Measurements as of March 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (Note 2)	$—	$473,888	$—	$473,888
Foreign currency contracts (Note 9)	—	27,277	—	27,277
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	2,845	76,852	—	79,697
Liabilities:
Foreign currency contracts (Note 9)	$—	$(27,426)	$—	$(27,426)

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other financial instruments
The following table presents the Company's major debts not carried at fair value as of March 31, 2020 and 2019:

	As of March 31, 2020		As of March 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)		(In thousands)
Term Loan, including current portion, due in installments through June 2022	$433,406	$413,903	$458,531	$457,958	Level 1
5.000% Notes due February 2023	500,000	499,710	500,000	499,950	Level 1
Term Loan due April 2024 - three-month Yen LIBOR plus 0.50%	310,115	310,115	—	—	Level 2
4.750% Notes due June 2025	597,265	613,152	596,815	599,940	Level 1
4.875% Notes due June 2029	661,908	628,419	—	—	Level 1
Euro Term Loans	207,646	207,646	165,270	165,270	Level 2
India Facilities	138,238	138,238	170,206	170,206	Level 2

The Term Loan due June 2022, and the Notes due February 2023, June 2025 and June 2029 are valued based on broker trading prices in active markets.
The Company values its Term Loan due April 2024, India Facilities, and Euro Term Loans due September 2020, March 2021 and January 2022, based on the current market rate, and as of March 31, 2020, the carrying amounts approximate fair values.
13. COMMITMENTS AND CONTINGENCIES
Commitments
As of March 31, 2020 and 2019, the gross carrying amount and associated accumulated depreciation of the Company's property and equipment financed under finance leases, and the related obligations was not material. The Company also leases certain of its facilities and equipment under non-cancelable operating leases. These operating leases expire in various years through 2038 and require the following minimum lease payments:

Fiscal Year Ending March 31,	Operating Lease
(In thousands)
2021	$134,817
2022	115,465
2023	100,779
2024	84,374
2025	67,772
Thereafter	253,768
Total minimum lease payments	$756,975

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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On May 8, 2018, a putative class action was filed in the Northern District of California against the Company and certain officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, alleging misstatements and/or omissions in certain of the Company’s financial results, press releases and SEC filings made during the putative class period of January 26, 2017 through April 26, 2018. On October 1, 2018, the Court appointed lead plaintiff and lead plaintiff’s counsel in the case. On November 28, 2018, lead plaintiff filed an amended complaint alleging misstatements and/or omissions in certain of the Company’s SEC filings, press releases, earnings calls, and analyst and investor conferences and expanding the putative class period through October 25, 2018. On April 3, 2019, the Court vacated its prior order appointing lead plaintiff and lead plaintiff’s counsel and reopened the lead plaintiff appointment process. On September 26, 2019, the Court appointed a new lead plaintiff and lead plaintiff’s counsel in the case. On November 8, 2019, lead plaintiff filed a further amended complaint. On December 4, 2019, Defendants filed a motion to dismiss the amended complaint. The motion has been fully briefed. On March 12, 2020, the Court vacated the hearing date and took the motion under submission without argument. No decision has yet been issued. The Company believes that the claims are without merit and intends to vigorously defend this case.
On April 21, 2016, SunEdison, Inc. (together with certain of its subsidiaries, "SunEdison") filed for protection under Chapter 11 of the U.S. Bankruptcy Code. During the fiscal year ended March 31, 2016, the Company recognized a bad debt reserve charge of $61.0 million associated with its outstanding SunEdison receivables and accepted return of previously shipped inventory of approximately $90.0 million. SunEdison stated in schedules filed with the Bankruptcy Court that, within the 90 days preceding SunEdison's bankruptcy filing, the Company received approximately $98.6 million of inventory and cash transfers of $69.2 million, which in aggregate represents the Company's estimate of the maximum reasonably possible contingent loss. On April 15, 2018, a subsidiary of the Company together with its subsidiaries and affiliates, entered into a tolling agreement with the trustee of the SunEdison Litigation Trust to toll any applicable statute of limitations or other time-

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

related defense that might exist in regards to any potential claims that either party might be able to assert against the other for a period that will end at the earlier to occur of: (a) 60 days after a party provides written notice of termination; (b) six years from the effective date of April 15, 2018; or (c) such other date as the parties may agree in writing. No preference claims have been asserted against the Company and consideration has been given to the related contingencies based on the facts currently known. The Company has a number of affirmative and direct defenses to any potential claims for recovery and intends to vigorously defend any such claim, if asserted.
One of the Company's Brazilian subsidiaries has received assessments for certain sales and import taxes. There were originally six tax assessments totaling 373.7 million Brazilian reals (approximately USD $73.1 million based on the exchange rate as of March 31, 2020). Four of the assessments are in various stages of the review process at the administrative level; the Company successfully defeated one of the six assessments in September 2019 (totaling approximately 60.5 million Brazilian reals or USD $11.8 million); that assessment remains subject to appeal and no tax proceeding has been finalized yet. The Company was unsuccessful at the administrative level for one of the assessments and has filed an annulment action in federal court in Sao Paolo, Brazil on March 23, 2020; the value of that assessment is 33.9 million Brazilian reals (approximately USD $6.6 million). The Company believes there is no legal basis for any of these assessments and has meritorious defenses. The Company will continue to vigorously oppose all of these assessments, as well as any future assessments. The Company does not expect final judicial determination on any of these claims for several years.
On February 14, 2019, the Company submitted an initial notification of voluntary disclosure to the U.S. Department of the Treasury, Office of Foreign Assets Control ("OFAC") regarding possible noncompliance with U.S. economic sanctions requirements among certain non-U.S. Flex-affiliated operations. The Company has initiated an internal investigation regarding this matter which is ongoing. The Company expects to complete the investigation and report to OFAC by the end of the second quarter of fiscal year 2021, and cannot at this time estimate the amount, or the range of reasonably possible amounts, of penalties the Company could be subject to, which could have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
14. INCOME TAXES
The domestic (Singapore) and foreign components of income before income taxes were comprised of the following:

	Fiscal Year Ended March 31,
	2020	2019	2018
	(In thousands)
Domestic	$(2,903)	$(10,498)	$323,522
Foreign	161,388	192,624	197,371
Total	$158,485	$182,126	$520,893

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes consisted of the following:

	Fiscal Year Ended March 31,
	2020	2019	2018
	(In thousands)
Current:
Domestic	$1,781	$1,517	$2,894
Foreign	62,558	99,894	50,889
	64,339	101,411	53,783
Deferred:
Domestic	(38)	(40)	422
Foreign	6,605	(12,644)	38,154
	6,567	(12,684)	38,576
Provision for income taxes	$70,906	$88,727	$92,359

The domestic statutory income tax rate was approximately 17.0% in fiscal years 2020, 2019 and 2018. The reconciliation of the income tax expense expected based on domestic statutory income tax rates to the expense for income taxes included in the consolidated statements of operations is as follows:

	Fiscal Year Ended March 31,
	2020	2019	2018
	(In thousands)
Income taxes based on domestic statutory rates	$26,943	$30,961	$88,552
Effect of tax rate differential	(81,213)	(135,033)	(244,128)
Change in unrecognized tax benefit	(896)	(15,381)	22,180
Change in valuation allowance	92,543	191,896	297,330
Recognition of prior year taxes recoverable	13,305	5,439	(53,757)
Expiration of tax attributes	—	4,277	—
APB23 tax liability	8,653	2,047	1,741
Other	11,571	4,521	(19,559)
Provision for income taxes	$70,906	$88,727	$92,359

A number of countries in which the Company is located allow for tax holidays or provide other tax incentives to attract and retain business. In general, these holidays were secured based on the nature, size and location of the Company’s operations. The aggregate dollar effect on the Company’s income resulting from tax holidays and tax incentives to attract and retain business for the fiscal years ended March 31, 2020, 2019 and 2018 was $15.6 million, $24.4 million and $21.7 million, respectively. For the fiscal year ended March 31, 2020, the effect on basic and diluted earnings per share was $0.03 and $0.03, respectively, and the effect on basic and diluted earnings per share during fiscal years 2019 and 2018 were $0.05 and $0.05, and $0.04 and $0.04, respectively. Unless extended or otherwise renegotiated, the Company's existing holidays will expire in various years through the end of fiscal year 2028.
The Company provides a valuation allowance against deferred tax assets that in the Company's estimation are not more likely than not to be realized. During fiscal year 2020, 2019 and 2018, the Company released valuation allowances totaling $1.1 million, $2.8 million and $1.3 million, respectively. For fiscal year 2020, this valuation allowance release was related to certain operations in China as this amount was deemed to be more likely than not to be realized due to the sustained profitability during the past three fiscal years as well as continued forecasted profitability of those subsidiaries. In addition, a valuation allowance of $3.4 million was added for a different operating subsidiary in China due to continued losses and the determination the company would be less likely than not to utilize its deferred tax assets. Various other valuation allowance positions were also reduced due to varying factors such as recognition of uncertain tax positions impacting deferred tax assets, one-time income recognition in loss entities, and foreign exchange impacts on deferred tax balances. Lastly, these valuation allowance reductions

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and eliminations were offset by current period valuation allowance additions due to increased deferred tax assets as a result of current period losses in legal entities with existing full valuation allowance positions. For fiscal years ended March 31, 2020, 2019 and 2018, the offsetting amounts totaled $90.2 million, $194.8 million and ($65.9) million, respectively.
Under its territorial tax system, Singapore generally does not tax foreign sourced income until repatriated to Singapore. The Company has included the effects of Singapore's territorial tax system in the rate differential line above. The tax effect of foreign income not repatriated to Singapore for the fiscal years ended March 31, 2020, 2019 and 2018 were $27.9 million, $7.5 million and $65.8 million, respectively.
The components of deferred income taxes are as follows:

	As of March 31,
	2020	2019
	(In thousands)
Deferred tax liabilities:
Fixed assets	$(36,789)	$(39,376)
Intangible assets	(49,637)	(57,939)
Others	(25,818)	(14,879)
Total deferred tax liabilities	(112,244)	(112,194)
Deferred tax assets:
Fixed assets	58,623	67,980
Intangible assets	6,568	7,442
Deferred compensation	17,456	13,864
Inventory valuation	26,742	11,082
Provision for doubtful accounts	5,120	4,797
Net operating loss and other carryforwards	1,820,980	1,944,782
Others	207,910	243,016
Total deferred tax assets	2,143,399	2,292,963
Valuation allowances	(1,939,279)	(2,083,082)
Total deferred tax assets, net of valuation allowances	204,120	209,881
Net deferred tax asset	$91,876	$97,687
The net deferred tax asset is classified as follows:
Long-term asset	$162,737	$164,611
Long-term liability	(70,861)	(66,924)
Total	$91,876	$97,687

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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has recorded deferred tax assets of approximately $1.9 billion related to tax losses and other carryforwards against which the Company has recorded a valuation allowance for all but $81.9 million of the deferred tax assets. These tax losses and other carryforwards will expire at various dates as follows:

Expiration dates of deferred tax assets related to operating losses and other carryforwards
(In thousands)
2021 - 2026	$613,769
2027 - 2032	476,336
2033 and post	199,327
Indefinite	629,835
$1,919,267

The amount of deferred tax assets considered realizable, however, could be reduced or increased in the near-term if facts, including the amount of taxable income or the mix of taxable income between subsidiaries, differ from management’s estimates.
The Company does not provide for income taxes on approximately $1.4 billion of undistributed earnings of its subsidiaries which are considered to be indefinitely reinvested outside of Singapore as management has plans for the use of such earnings to fund certain activities outside of Singapore. The estimated amount of the unrecognized deferred tax liability on these undistributed earnings is approximately $128 million. As a result, as of March 31, 2020, the Company has provided for earnings in foreign subsidiaries that are not considered to be indefinitely reinvested and therefore subject to withholding taxes on $97.6 million of undistributed foreign earnings, recording a deferred tax liability of approximately $8.7 million thereon.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended March 31,
	2020	2019
	(In thousands)
Balance, beginning of fiscal year	$251,722	$227,590
Additions based on tax position related to the current year	24,052	82,966
Additions for tax positions of prior years	4,137	5,575
Reductions for tax positions of prior years	(3,162)	(15,432)
Reductions related to lapse of applicable statute of limitations	(18,355)	(14,786)
Settlements	—	(22,174)
Impact from foreign exchange rates fluctuation	(12,386)	(12,017)
Balance, end of fiscal year	$246,008	$251,722

The Company’s unrecognized tax benefits are subject to change over the next twelve months primarily as a result of the expiration of certain statutes of limitations and as audits are settled. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by an estimated of an additional approximately $16 million within the next twelve months primarily due to potential settlements of various audits and the expiration of certain statutes of limitations.
The Company and its subsidiaries file federal, state, and local income tax returns in multiple jurisdictions around the world. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2008.
Of the $246.0 million of unrecognized tax benefits at March 31, 2020, $165.6 million will affect the annual effective tax rate (ETR) if the benefits are eventually recognized. The amount that doesn’t impact the ETR relates to positions that would be settled with a tax loss carryforward previously subject to a valuation allowance.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognizes interest and penalties accrued related to unrecognized tax benefits within the Company’s tax expense. During the fiscal years ended March 31, 2020, 2019 and 2018, the Company recognized interest and penalty of approximately ($0.9) million and ($2.9) million and ($3.3) million, respectively. The Company had approximately $12.3 million, $13.3 million and $16.2 million accrued for the payment of interest and penalty as of the fiscal years ended March 31, 2020, 2019 and 2018, respectively.
15. RESTRUCTURING CHARGES
Fiscal Year 2020
During the first half of fiscal year 2020 in connection with the recent geopolitical developments and uncertainties, primarily impacting one customer in China, the Company experienced a reduction in demand for products assembled for that customer. As a result, the Company accelerated its strategic decision to reduce its exposure to certain high-volatility products in both China and India. The Company also initiated targeted activities to restructure its business to further reduce and streamline its cost structure. During fiscal year 2020, the Company recognized $216.4 million of restructuring charges. The Company incurred cash charges of approximately $159.3 million, that were predominantly for employee severance, in addition to non-cash charges of $57.1 million, respectively, primarily related to asset impairments.
Restructuring charges are not included in segment income, as disclosed further in note 20.
Fiscal Year 2019
During fiscal year 2019, the Company took targeted actions to optimize its portfolio, most notably within CTG. The Company recognized restructuring charges of approximately $113.3 million during the fiscal year ended March 31, 2019, of which $73.2 million were non-cash charges primarily for asset impairments. A significant component of its charges were associated with the wind down of its NIKE operations in Mexico in the third quarter of fiscal year 2019 where it recognized charges of $66 million primarily for non-cash asset impairments.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Severance	Long-Lived Asset Impairment	Other Exit Costs	Total
	(In thousands)
Balance as of March 31, 2017	$16,359	$—	$7,142	$23,501
Provision for charges incurred in fiscal year 2018	69,439	9,417	11,835	90,691
Cash payments for charges incurred in fiscal year 2017 and prior	(13,237)	—	(3,671)	(16,908)
Cash payments for charges incurred in fiscal year 2018	(24,555)	—	—	(24,555)
Non-cash charges incurred in fiscal year 2018	—	(9,417)	(1,968)	(11,385)
Balance as of March 31, 2018	48,006	—	13,338	61,344
Provision for charges incurred in fiscal year 2019	38,634	46,365	28,314	113,313
Cash payments for charges incurred in fiscal year 2018 and prior	(40,623)	—	(4,293)	(44,916)
Cash payments for charges incurred in fiscal year 2019	(22,783)	—	(1,330)	(24,113)
Non-cash charges incurred in fiscal year 2019	—	(46,365)	(26,829)	(73,194)
Balance as of March 31, 2019	23,234	—	9,200	32,434
Provision for charges incurred in fiscal year 2020	123,341	45,623	47,443	216,407
Cash payments for charges incurred in fiscal year 2019 and prior	(14,610)	—	(2,800)	(17,410)
Cash payments for charges incurred in fiscal year 2020	(112,463)	—	(34,647)	(147,110)
Non-cash charges incurred in fiscal year 2020	—	(45,623)	(15,296)	(60,919)
Balance as of March 31, 2020	19,502	—	3,900	23,402
Less: Current portion (classified as other current liabilities)	19,502	—	3,900	23,402
Accrued restructuring costs, net of current portion (classified as other liabilities)	$—	$—	$—	$—

16. OTHER CHARGES (INCOME), NET
Other charges (income), net for the fiscal years ended March 31, 2020, 2019 and 2018 are primarily composed of the following:

	Fiscal Year Ended March 31
	2020	2019	2018
	(In thousands)
Gain on deconsolidation of subsidiary (1)	$—	$(87,348)	$(151,574)
Gain on sale of non-strategic business (2)	—	—	(38,689)
Investment impairments and dispositions (3)	97,691	193,063	21,895

(1)
During fiscal year 2019, the Company recognized other income of approximately $87 million from the deconsolidation of Bright Machines. The fiscal year ended March 31, 2018 includes a $151.6 million gain from the deconsolidation of Elementum. See note 2 for additional information on the deconsolidations of Bright Machines and Elementum.

(2)	The Company recognized other income of $38.7 million from the sale of a non-strategic cost basis investment during fiscal year 2018.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)
During fiscal year 2020, and in connection with the Company’s ongoing assessment of its investment portfolio strategy, the Company concluded that the carrying amounts of certain non-core investments were other than temporarily impaired and recognized a $97.7 million total impairment charge (See note 2 for additional information). During fiscal year 2019, the Company recognized investment impairments of $193.1 million, under other charges, which is primarily driven by an $84 million impairment in its investment in Elementum, coupled with a $76 million loss for the portion of its investment in an unrelated third-party venture backed company, also determined to be impaired. The Company recognized $21.9 million of impairment during fiscal year 2018 for certain non-core investments.

17. INTEREST AND OTHER, NET
Interest and other, net for the fiscal years ended March 31, 2020, 2019 and 2018 are primarily composed of the following:

	Fiscal Year Ended March 31
	2020	2019	2018
	(In thousands)
Interest expenses on debt obligations (1)	$145,978	$145,658	$123,098
ABS and AR sales programs related expenses	42,807	46,344	25,002
Interest income	(19,382)	(19,496)	(18,840)
Gain on foreign exchange transactions	(9,677)	(1,175)	(15,222)

(1)
Interest expense on debt obligations for the fiscal year 2020 include debt extinguishment costs of $7.2 million, related to the full repayments of the Notes due February 2020 and the Term Loan due November 2021. There were no debt extinguishment costs incurred during the fiscal years 2019 or 2018.

18. BUSINESS AND ASSET ACQUISITIONS & DIVESTITURES
Fiscal 2020 Business acquisition and divestitures
During fiscal year 2020, the Company completed an acquisition that was not significant to the consolidated financial position, result of operations and cash flows of the Company.
Further, during fiscal year 2020, the Company disposed of two immaterial non-strategic businesses that operated across most of its segments. The net gain on disposition was not material to the Company’s consolidated financial results, and was included in other charges (income), net in the consolidated statements of operations for the fiscal year 2020.
Pro-forma results of operations for the acquisition and divestitures have not been presented because the effects were not individually, nor in the aggregate, material to the Company's consolidated financial results for all periods presented.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
19. SHARE REPURCHASE PLAN
During fiscal year 2020, the Company repurchased approximately 23.7 million shares for an aggregate purchase value of approximately $259.9 million and retired all of these shares.
Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $500 million in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Annual General Meeting held on August 20, 2019. As of March 31, 2020, shares in the aggregate amount of $315.2 million were available to be repurchased under the current plan.
20. SEGMENT REPORTING
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker ("CODM"), or a decision making group, in deciding how to allocate resources and in assessing performance. Resource allocation decisions and the Company's performance are assessed by its Chief Executive Officer ("CEO"), with support from certain direct staff who oversee operations of the Company's businesses, collectively identified as the CODM or the decision making group.
The Company has four reportable segments as of March 31, 2020: HRS, IEI, CEC and CTG. These segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the CODM. These segments are determined based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics. Refer to note 1 for a description of the various product categories manufactured under each of these segments.
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, customer related assets impairments, restructuring charges, the new revenue standard adoption impact, legal and other, interest and other, net and other charges (income), net.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Selected financial information by segment is in the table below.

	Fiscal Year Ended March 31,
	2020	2019	2018
	(In thousands)
Net sales:
High Reliability Solutions	$4,742,424	$4,828,950	$4,769,464
Industrial & Emerging Industries	7,277,350	6,182,637	5,972,496
Communications & Enterprise Compute	6,985,669	8,336,330	7,729,350
Consumer Technologies Group	5,204,427	6,862,594	6,969,821
	$24,209,870	$26,210,511	$25,441,131
Segment income and reconciliation of income before tax:
High Reliability Solutions	$316,007	$371,003	$380,878
Industrial & Emerging Industries	465,707	269,172	235,422
Communications & Enterprise Compute	142,347	214,723	186,335
Consumer Technologies Group	87,518	121,336	111,629
Corporate and Other	(113,548)	(104,471)	(127,810)
Total income	898,031	871,763	786,454
Reconciling items:
Intangible amortization	64,106	74,396	78,640
Stock-based compensation	71,546	76,032	85,244
Customer related asset impairments (1)	105,940	87,093	6,251
Restructuring charges (Note 15)	216,407	113,313	90,691
New revenue standard adoption impact (Note 4)	—	9,291	—
Legal and other (2)	26,270	35,644	51,631
Interest and other, net	163,727	183,454	122,823
Other charges (income), net (Note 16)	91,550	110,414	(169,719)
Income before income taxes	$158,485	$182,126	$520,893

(1)
Customer related asset impairments for fiscal year 2020, primarily relate to non-cash impairments of certain property and equipment for customers we have disengaged or are in the process of disengaging, additional provision for doubtful accounts receivable, charges for other asset impairments, and reserves for excess and obsolete inventory for certain customers experiencing financial difficulties and/or related to inventory that will not be recovered due to significant reductions in future customer demand.

Customer related asset impairments for fiscal year 2019, primarily relate to provision for doubtful accounts receivable, inventory and impairment of other assets for certain customers experiencing significant financial difficulties and/or the Company is disengaging.

(2)
Legal and other during fiscal year 2020, primarily consists of direct and incremental costs associated with certain wind-down activities related to the disengagement of a certain customer primarily in China and India, offset by certain gains resulting from the recognition of prior year expenses paid to the government now considered probable of recovery and reasonably estimable due to a favorable tax ruling.

Legal and other during fiscal year 2019, primarily consists of costs incurred relating to the independent investigation undertaken by the Audit Committee of the Company’s Board of Directors which was completed in June 2018. In addition, Legal and other also includes certain charges related to the China based Multek operations that was divested in the second quarter of fiscal year 2019.

During fiscal year 2018, the Company incurred charges in connection with certain legal matters, for loss contingencies where it believed that losses were probable and estimable. Additionally, the Company incurred various other charges predominately related to damages incurred from a typhoon that impacted a China facility, as well as certain assets impairments during fiscal year 2018.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Property and equipment on a segment basis is not disclosed as it is not separately identified and is not internally reported by segment to the Company's CODM as described above. During fiscal year 2020, 2019 and 2018, depreciation expense included in the segments' measure of operating performance above is as follows. Historical information has been recast to reflect realignment of customers and/or products between segments:

	Fiscal Year Ended March 31,
	2020	2019	2018
	(In thousands)
Depreciation expense:
High Reliability Solutions	$103,266	$96,854	$97,114
Industrial & Emerging Industries	85,273	92,606	75,366
Communication & Enterprise Compute	89,286	103,162	118,150
Consumer Technologies Group	112,813	104,298	110,276
Corporate and Other	31,769	36,493	33,526
Total depreciation expense	$422,407	$433,413	$434,432

Geographic information of net sales is as follows:

	Fiscal Year Ended March 31,
	2020		2019		2018
	(In thousands)
Net sales:
Asia	$9,362,089	39%	$11,469,617	44%	$11,210,793	44%
Americas	10,065,568	42%	9,893,072	38%	9,880,626	39%
Europe	4,782,213	19%	4,847,822	18%	4,349,712	17%
	$24,209,870		$26,210,511		$25,441,131

Revenues are attributable to the country in which the product is manufactured, or service is provided.
During fiscal years 2020, 2019 and 2018, net sales generated from Singapore, the principal country of domicile, were approximately $574.6 million, $642.7 million and $686.9 million, respectively.
The following table summarizes the countries that accounted for more than 10% of net sales in fiscal year 2020, 2019, and 2018:

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year Ended March 31,
	2020		2019		2018
	(In thousands)
Net sales:
China	$5,664,742	23%	$6,648,549	25%	$7,449,591	29%
Mexico	4,449,266	18%	4,538,720	17%	4,361,814	17%
U.S.	3,719,095	15%	3,106,222	12%	2,860,242	11%
Brazil	1,831,214	8%	2,181,025	8%	2,578,466	10%

No other country accounted for more than 10% of net sales for the fiscal periods presented in the table above.
Geographic information of property and equipment, net is as follows:

	As of March 31,
	2020		2019
	(In thousands)
Property and equipment, net:
Americas	$1,037,018	47%	$1,003,708	43%
Asia	737,551	33%	903,288	39%
Europe	441,422	20%	429,217	18%
	$2,215,991		$2,336,213

As of March 31, 2020 and 2019, property and equipment, net held in Singapore were approximately $8.6 million and $12.3 million, respectively.
The following table summarizes the countries that accounted for more than 10% of property and equipment, net in fiscal year 2020 and 2019:

	Fiscal Year Ended March 31,
	2020		2019
	(In thousands)
Property and equipment, net:
Mexico	$555,077	25%	$537,396	23%
China	396,179	18%	523,124	22%
U.S.	377,800	17%	361,098	15%

No other country accounted for more than 10% of property and equipment, net for the fiscal periods presented in the table above.
21. QUARTERLY FINANCIAL DATA (UNAUDITED)
The Company's third fiscal quarter ends on December 31, and the fourth fiscal quarter and fiscal year ends on March 31 of each year. The first fiscal quarters of 2020 and 2019 ended on June 28, 2019 and June 29, 2018, respectively, and the second fiscal quarters of 2020 and 2019, ended on September 27, 2019 and September 28, 2018, respectively.
The following table contains unaudited quarterly financial data for fiscal years 2020 and 2019. For fiscal year 2019, the Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year Ended March 31, 2020				Fiscal Year Ended March 31, 2019
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Net sales	$6,175,939	$6,088,054	$6,461,387	$5,484,490	$6,398,956	$6,662,604	$6,922,827	$6,226,124
Gross profit (1)	352,759	189,093	430,477	365,627	377,854	402,301	357,325	380,295
Net income (loss) (2)	44,872	(116,940)	111,388	48,259	116,035	86,885	(45,169)	(64,352)
Earnings (loss) per share (3):
Net income:
Basic	$0.09	$(0.23)	$0.22	$0.10	$0.22	$0.16	$(0.09)	$(0.12)
Diluted	$0.09	$(0.23)	$0.22	$0.10	$0.22	$0.16	$(0.09)	$(0.12)
_______________________________________________________________________________

(1)
The Company recorded a total of $128.3 million of restructuring charges during the second quarter of fiscal year 2020. The Company classified approximately $114.0 million of these charges as a component of cost of sales and $14.4 million as a component of selling, general and administrative expenses. Refer to note 15 for additional information on these charges. The Company recorded a total of $56.2 million of restructuring charges during the first quarter of fiscal year 2020. The Company classified approximately $47.4 million of these charges as a component of cost of sales and $8.8 million as a component of selling, general and administrative expenses. The Company recorded a total of $65.8 million of restructuring charges during the third quarter of fiscal year 2019. The Company classified $60.4 million of these charges as a component of cost of sales and approximately $5.4 million as a component of selling, general and administrative expenses.

(2)
During the fourth quarter of fiscal year 2020, and in connection with the Company’s ongoing assessment of its investment portfolio strategy, the Company concluded that the carrying amounts of certain non-core investments were other than temporarily impaired and recognized a $74.8 million total impairment charge. Refer to note 2 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for additional information on investment impairment. Net income for the fourth quarter of fiscal year 2019 was primarily affected by an $84 million charge for the impairment of the Company's investment in Elementum. Net income for the third quarter of fiscal year 2019 was primarily affected by a $70 million charge for the impairment of the Company's investment in an unrelated third-party company. Net income for the first quarter of fiscal year 2019 was affected by a $91.8 million gain on the deconsolidation of Bright Machines.

(3)
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
ITEM 9A.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2020. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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
As of March 31, 2020, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2020.

(c)	Attestation Report of the Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of March 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading "Report of Independent Registered Public Accounting Firm."

(d)	Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flex Ltd., Singapore

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Flex Ltd. and subsidiaries (the "Company") as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2020 of the Company and our report dated May 28, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the Company’s change in method of accounting for leases in fiscal year 2020 due to the adoption of Accounting Standard Update (ASU) No. 2016-02, Leases, and change in method of accounting for revenue from contracts with customers in fiscal year 2019 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers.
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
Because of its inherent limitations, internal control over financial reporting, may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
May 28, 2020

ITEM 9B.    OTHER INFORMATION
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to shareholders in connection with the Company's 2020 Annual General Meeting of Shareholders. Such information is incorporated by reference.
ITEM 11.    EXECUTIVE COMPENSATION
Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to shareholders in connection with the Company's 2020 Annual General Meeting of Shareholders. Such information is incorporated by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to shareholders in connection with the Company's 2020 Annual General Meeting of Shareholders. Such information is incorporated by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to shareholders in connection with the Company's 2020 Annual General Meeting of Shareholders. Such information is incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to shareholders in connection with the Company's 2020 Annual General Meeting of Shareholders. Such information is incorporated by reference.

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

ITEM 16.    FORM 10-K SUMMARY
None
EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.01	Constitution of the Registrant (incorporating all amendments as at August 20, 2019)	10-Q	000-23354	10/30/2019	3.01
4.01	Indenture, dated as of February 20, 2013, by and between the Registrant, the Guarantors party thereto and U.S. Bank National Association, as Trustee, related to the Registrant's 5.000% Notes due 2023	8-K	000-23354	2/22/2013	4.1
4.02	Form of 5.000% Note due 2023	8-K	000-23354	2/22/2013	4.1
4.03	First Supplemental Indenture, dated as of March 28, 2013, among the Registrant, the Guarantor party thereto and U.S. Bank National Association, as Trustee, to the Indenture, dated as of February 20, 2013, by and between the Registrant, the Guarantors party thereto and U.S. Bank National Association, as Trustee, related to the Registrant's 5.000% Notes due 2023	10-K	000-23354	5/28/2013	4.11
4.04	Second Supplemental Indenture, dated as of August 25, 2014, among the Registrant, the Guarantor party thereto and U.S. Bank National Association, as Trustee, to the Indenture, dated as of February 20, 2013, by and between the Registrant, the Guarantors party thereto and U.S. Bank National Association, as Trustee, related to the Registrant's 5.000% Notes due 2023	10-Q	000-23354	10/30/2014	4.01
4.05	Third Supplemental Indenture, dated as of September 11, 2015, among the Registrant, the Guarantor party thereto and U.S. Bank National Association, as Trustee, related to the Registrant’s 5.000% Notes due 2023	S-4	333-207067	9/22/2015	4.11

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
4.06	Indenture, dated as of June 8, 2015, by and between the Registrant, the Guarantors party thereto and U.S. Bank National Association, as Trustee	8-K	000-23354	6/8/2015	4.1
4.07	Form of 4.750% Note due 2025	8-K	000-23354	6/8/2015	4.1
4.08	First Supplemental Indenture, dated as of September 11, 2015, among the Registrant, the Guarantor party thereto and U.S. Bank National Association, as Trustee, related to the Registrant’s 4.750% Notes due 2025	S-4	333-207067	9/22/2015	4.04
4.09	Indenture, dated as of June 6, 2019, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	6/6/2019	4.1
4.10	First Supplemental Indenture, dated as of June 6, 2019, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	6/6/2019	4.2
4.11	Form of 4.875% Global Note due 2029 (included in Exhibit 4.10)	8-K	000-23354	6/6/2019	4.3
4.12	Second Supplemental Indenture, dated as of November 7, 2019, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	11/7/2019	4.3
4.13	Form of 4.875% Global Note due 2029 (included in Exhibit 4.12)	8-K	000-23354	11/7/2019	4.4
4.14	Description of Registrant's Securities					X
10.01	Credit Agreement, dated as of June 30, 2017, among Flex Ltd. and certain of its subsidiaries, from time to time party thereto, as borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, and the other Lenders party thereto	8-K	000-23354	6/30/2017	10.01
10.02	First Amendment to Credit Agreement, dated as of January 28, 2020 among Flex Ltd., the lenders party thereto, and Bank of America, N.A., as Administrative Agent					X
10.03	Form of Indemnification Agreement between the Registrant and its Directors and certain officers†	10-K	000-23354	5/20/2009	10.01
10.04	Form of Indemnification Agreement between Flextronics Corporation and Directors and certain officers of the Registrant†	10-K	000-23354	5/20/2009	10.02
10.05	Flex Ltd. 2010 Equity Incentive Plan†	8-K	000-23354	7/28/2010	10.01
10.06	Form of Share Option Award Agreement under 2010 Equity Incentive Plan†	10-Q	000-23354	8/5/2010	10.02
10.07	Flex Ltd. 2017 Equity Incentive Plan†	DEF 14A	000-23354	7/5/2017	Annex A
10.08	Form of Restricted Share Unit Award Agreement under the 2017 Equity Incentive Plan for time-based vesting awards†	10-Q	000-23354	10/30/2017	10.05
10.09	Form of Restricted Share Unit Award Agreement under the 2017 Equity Incentive Plan for performance-based vesting awards†	10-Q	000-23354	10/30/2017	10.06
10.10	Flextronics International USA, Inc. Third Amended and Restated 2005 Senior Management Deferred Compensation Plan†	10-Q	000-23354	2/6/2009	10.02

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.11	Flextronics International USA, Inc. Third Amended and Restated Senior Executive Deferred Compensation Plan†	10-Q	000-23354	2/6/2009	10.01
10.12	Summary of Directors' Compensation†	10-Q	000.23354	10/30/2017	10.02
10.13	Executive Incentive Compensation Recoupment Policy†	10-Q	000-23354	8/5/2010	10.06
10.14	2010 Flextronics International USA, Inc. Deferred Compensation Plan†	10-Q	000-23354	11/3/2010	10.04
10.15	Form of Award Agreement under 2010 Deferred Compensation Plan†	10-Q	000-23354	7/30/2012	10.01
10.16	Summary of Compensation Arrangements of Certain Executive Officers of Flex Ltd.†					X
10.17	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for time-based vesting awards†	10-Q	000-23354	11/1/2013	10.02
10.18	Form of 2010 Deferred Compensation Plan Award Agreement (performance targets, cliff vesting)†	10-Q	000-23354	8/2/2013	10.02
10.19	Form of 2010 Deferred Compensation Plan Award Agreement (non-performance, periodic vesting, continuing Participant)†	10-Q	000-23354	8/2/2013	10.03
10.20	Award Agreement under the 2010 Deferred Compensation Plan†	10-Q	000-23354	7/28/2014	10.01
10.21	Form of Restricted Share Unit Award Agreement under the 2017 Equity Incentive Plan for retention performance-based vesting awards†	10-Q	000-23354	2/6/2019	10.01
10.22	Form of Restricted Share Unit Award Agreement under the 2017 Equity Incentive Plan for retention service-based vesting awards†	10-K	000-23354	5/21/2019	10.23
10.23	Form of Restricted Share Unit Award Agreement under the 2017 Equity Incentive Plan for performance-based vesting awards (20-day trading average)†	10-Q	000-23354	7/26/2019	10.02
10.24	Description of Annual Incentive Bonus Plan for Fiscal 2020†	10-Q	000-23354	7/26/2019	10.01
10.25	NEXTracker Inc. 2014 Equity Incentive Plan†	S-8	333-207325	10/7/2015	99.01
10.26	BrightBox Technologies, Inc. 2013 Stock Incentive Plan†	S-8	333-212267	6/27/2016	99.01
10.27	Flex Ltd. Executive Severance Plan†	10-K	000-23354	5/21/2019	10.27
10.28	Separation and Release of Claims dated December 24, 2018 between Flex Ltd. and Michael M. McNamara†	10-Q	000-23354	2/6/2019	10.02
10.29	Scott Offer Amended Offer Letter, dated as of January 27, 2019†					X
10.30	Revathi Advaithi Offer Letter, dated February 7, 2019†	10-K	000-23354	5/21/2019	10.29
10.31	Francois Barbier Relocation Expenses Addendum, dated as of July 8, 2019†					X
21.01	Subsidiaries of Registrant					X
23.01	Consent of Deloitte & Touche LLP					X

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
24.01	Power of Attorney (included on the signature page to this Form 10-K)					X
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350*					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Scheme Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

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

Date: May 28, 2020
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

Signature	Title	Date

/s/ REVATHI ADVAITHI	Chief Executive Officer and Director (Principal Executive Officer)	May 28, 2020
Revathi Advaithi

/s/ CHRISTOPHER E. COLLIER	Chief Financial Officer (Principal Financial Officer)	May 28, 2020
Christopher E. Collier

/s/ DAVID P. BENNETT	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	May 28, 2020
David P. Bennett

/s/ MICHAEL D. CAPELLAS	Chairman of the Board	May 28, 2020
Michael D. Capellas

/s/ JILL A. GREENTHAL	Director	May 28, 2020
Jill A. Greenthal

/s/ JENNIFER LI	Director	May 28, 2020
Jennifer Li

/s/ MARC A. ONETTO	Director	May 28, 2020
Marc A. Onetto

/s/ WILLY C. SHIH, PH.D.	Director	May 28, 2020
Willy C. Shih, Ph.D.

/s/ CHARLES K. STEVENS, III	Director	May 28, 2020
Charles K. Stevens, III

/s/ LAY KOON TAN	Director	May 28, 2020
Lay Koon Tan

/s/ WILLIAM D. WATKINS	Director	May 28, 2020
William D. Watkins

/s/ LAWRENCE A. ZIMMERMAN	Director	May 28, 2020
Lawrence A. Zimmerman