Form 10-Q
period 2020-06-26
FLEX LTD.
filed 2020-08-05
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2020

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

The number of shares of the registrant’s ordinary shares outstanding as of July 29, 2020 was 500,888,523.

FLEX LTD.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flex Ltd.
Singapore

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Flex Ltd. and subsidiaries (the “Company”) as of June 26, 2020, the related condensed consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the three-month periods ended June 26, 2020 and June 28, 2019, and the related notes. Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Flex Ltd. and subsidiaries as of March 31, 2020 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 28, 2020, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding changes in accounting principles. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2020 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
August 4, 2020

FLEX LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 26, 2020	As of March 31, 2020
	(In thousands, except share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,935,081	$1,922,686
Accounts receivable, net of allowance of $95,406 and $95,930, respectively	3,280,837	2,435,982
Contract assets	306,198	282,444
Inventories	3,483,475	3,785,073
Other current assets	556,786	660,085
Total current assets	9,562,377	9,086,270
Property and equipment, net	2,162,715	2,215,991
Operating lease right-of-use assets, net	611,047	605,070
Goodwill	1,074,604	1,064,553
Other intangible assets, net	250,455	262,418
Other assets	471,870	455,315
Total assets	$14,133,068	$13,689,617

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$162,287	$149,130
Accounts payable	4,595,409	5,108,251
Accrued payroll	390,544	363,644
Other current liabilities	1,647,011	1,590,060
Total current liabilities	6,795,251	7,211,085
Long-term debt, net of current portion	3,423,162	2,689,109
Operating lease liabilities, non-current	539,441	528,967
Other liabilities	435,609	429,303
Shareholders’ equity
Ordinary shares, no par value; 550,585,570 and 547,665,632 issued, and 500,346,215 and 497,426,277 outstanding, respectively	6,349,267	6,336,445
Treasury stock, at cost; 50,239,355 shares as of June 26, 2020 and March 31, 2020	(388,215)	(388,215)
Accumulated deficit	(2,850,590)	(2,902,410)
Accumulated other comprehensive loss	(170,857)	(214,667)
Total shareholders’ equity	2,939,605	2,831,153
Total liabilities and shareholders’ equity	$14,133,068	$13,689,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended
	June 26, 2020	June 28, 2019
	(In thousands, except per share amounts) (Unaudited)
Net sales	$5,153,333	$6,175,939
Cost of sales	4,840,114	5,775,775
Restructuring charges	9,666	47,405
Gross profit	303,553	352,759
Selling, general and administrative expenses	190,721	209,624
Intangible amortization	15,176	17,082
Restructuring charges	16	8,787
Interest and other, net	30,257	53,157
Income before income taxes	67,383	64,109
Provision for income taxes	15,563	19,237
Net income	$51,820	$44,872

Earnings per share:
Basic	$0.10	$0.09
Diluted	$0.10	$0.09
Weighted-average shares used in computing per share amounts:
Basic	497,920	514,238
Diluted	501,632	517,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended
	June 26, 2020	June 28, 2019
	(In thousands) (Unaudited)
Net income	$51,820	$44,872
Other comprehensive income:
Foreign currency translation adjustments, net of zero tax	14,050	4,404
Unrealized gain (loss) on derivative instruments and other, net of zero tax	29,760	(5,475)
Comprehensive income	$95,630	$43,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Three Months Ended June 26, 2020	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
	(In thousands) Unaudited
BALANCE AT MARCH 31, 2020	497,426	$5,948,230	$(2,902,410)	$(81,663)	$(133,004)	$(214,667)	$2,831,153
Exercise of stock options	89	53	—	—	—	—	53
Issuance of Flex Ltd. vested shares under restricted share unit awards	2,831	—	—	—	—	—	—
Net income	—	—	51,820	—	—	—	51,820
Stock-based compensation, net of tax	—	12,769	—	—	—	—	12,769
Total other comprehensive income	—	—	—	29,760	14,050	43,810	43,810
BALANCE AT JUNE 26, 2020	500,346	$5,961,052	$(2,850,590)	$(51,903)	$(118,954)	$(170,857)	$2,939,605

	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Three Months Ended June 28, 2019	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
	(In thousands) Unaudited
BALANCE AT MARCH 31, 2019	516,548	$6,135,535	$(3,012,012)	$(41,556)	$(109,607)	$(151,163)	$2,972,360
Repurchase of Flex Ltd. ordinary shares at cost	(5,025)	(51,999)	—	—	—	—	(51,999)
Exercise of stock options	117	403	—	—	—	—	403
Issuance of Flex Ltd. vested shares under restricted share unit awards	2,399	—	—	—	—	—	—
Net income	—	—	44,872	—	—	—	44,872
Stock-based compensation, net of tax	—	15,227	—	—	—	—	15,227
Cumulative effect on opening equity of adopting accounting standards	—	—	22,023	—	—	—	22,023
Total other comprehensive income (loss)	—	—	—	(5,475)	4,404	(1,071)	(1,071)
BALANCE AT JUNE 28, 2019	514,039	$6,099,166	$(2,945,117)	$(47,031)	$(105,203)	$(152,234)	$3,001,815
The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Periods Ended
	June 26, 2020	June 28, 2019
	(In thousands) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,820	$44,872
Depreciation, amortization and other impairment charges	156,215	190,163
Changes in working capital and other, net	(837,425)	(891,901)
Net cash used in operating activities	(629,390)	(656,866)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(110,259)	(162,115)
Proceeds from the disposition of property and equipment	7,853	38,901
Cash collections of deferred purchase price	—	899,260
Other investing activities, net	2,027	(920)
Net cash (used in) provided by investing activities	(100,379)	775,126
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	1,247,835	771,533
Repayments of bank borrowings and long-term debt	(510,554)	(601,240)
Payments for repurchases of ordinary shares	—	(51,999)
Other financing activities, net	3,513	(11,979)
Net cash provided by financing activities	740,794	106,315
Effect of exchange rates on cash and cash equivalents	1,370	(749)
Net increase in cash and cash equivalents	12,395	223,826
Cash and cash equivalents, beginning of period	1,922,686	1,696,625
Cash and cash equivalents, end of period	$1,935,081	$1,920,451

Non-cash investing activities:
Unpaid purchases of property and equipment	$34,909	$78,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION
Organization of the Company
Flex Ltd. ("Flex" or the "Company") was incorporated in the Republic of Singapore in May 1990. The Company's operations have expanded over the years through a combination of organic growth and acquisitions. The Company is the manufacturing partner of choice that helps a diverse customer base design and build products that improve the world. Through the collective strength of a global workforce across approximately 30 countries and responsible, sustainable operations, the Company delivers technology innovation, supply chain, and manufacturing solutions to diverse industries and end markets. In the first quarter of fiscal year 2021, the Company made certain changes in its organizational structure as part of its strategy to further drive growth and productivity with two focused delivery models. As a result, beginning in the first quarter of fiscal year 2021, the Company reports its financial performance based on two operating and reportable segments:
•Flex Agility Solutions ("FAS"), which is comprised of the following end markets:
◦Consumer Devices, including mobile and high velocity consumer devices;
◦Lifestyle, including appliances, consumer packaging, floorcare, micro mobility and audio; and
◦Communications, Enterprise and Cloud ("CEC"), including data infrastructure, edge infrastructure and communication infrastructure.
•Flex Reliability Solutions ("FRS"), which is comprised of the following end markets:
◦Automotive, including autonomous, connectivity, electrification, and smart technologies;
◦Health Solutions, including medical devices, medical equipment and drug delivery; and
◦Industrial, including capital equipment, industrial devices, renewable and grid edge, and power systems.
The Company's service offerings include a comprehensive range of value-added design and engineering services that are tailored to the various markets and needs of its customers. Other focused service offerings relate to manufacturing (including enclosures, metals, plastic injection molding, precision plastics, machining, and mechanicals), system integration and assembly and test services, materials procurement, inventory management, logistics and after-sales services (including product repair, warranty services, re-manufacturing and maintenance), supply chain management software solutions, and component product offerings (including flexible printed circuit boards and power adapters and chargers).
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2020 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended June 26, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2021.
The first quarters for fiscal years 2021 and 2020 ended on June 26, 2020, which is comprised of 87 days in the period, and June 28, 2019, which is comprised of 89 days in the period, respectively.
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
The changes to the Company’s organizational structure noted above had no impact to the condensed consolidated financial statements. For comparability purposes, segment reporting for prior periods have been restated to conform to the current presentation. Refer to note 14, “Segments Reporting,” for additional information on the changes in operating and reportable segments.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things: allowances for doubtful accounts; inventory write-downs; valuation allowances for deferred tax assets; uncertain tax positions; valuation and useful lives of long-lived assets including property, equipment, intangible assets and goodwill; valuation of investments in privately held companies; asset impairments; fair values of financial instruments including highly liquid investments, notes receivable and derivative instruments; restructuring charges; contingencies; warranty provisions; incremental borrowing rate in determining the present value of lease payments; accruals for potential price adjustments arising from customer contracts; fair values of assets obtained and liabilities assumed in business combinations; and the fair values of stock options and restricted share unit awards granted under the Company's stock-based compensation plans. Due to the COVID-19 pandemic, there has been and will continue to be uncertainty and disruption in the global economy and financial markets. The Company has made estimates and assumptions taking into consideration certain possible impacts due to COVID-19. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from previously estimated amounts, and such differences may be material to the condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.
Recently Adopted Accounting Pronouncement
In March 2020, the FASB issued ASU 2020-04 "Facilitation of the Effects of Reference Rate Reform on Financial Reporting", which temporarily simplifies the accounting for contract modifications, including hedging relationships, due to the transition from LIBOR and other interbank offered rates to alternative reference interest rates. For example, entities can elect not to remeasure the contracts at the modification date or reassess a previous accounting determination if certain conditions are met. Additionally, entities can elect to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain conditions are met. The Company adopted the guidance during the first quarter of fiscal year 2021 with an immaterial impact on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, and ASU 2019-11, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The Company adopted the guidance during the first quarter of fiscal year 2021 with an immaterial impact on its consolidated financial statements.
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
In December 2019, the FASB issued ASU 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", which removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The guidance is effective for the Company beginning in the first quarter of fiscal year 2022 with early adoption permitted. The Company expects the new guidance will have an immaterial impact on its consolidated financial statements, and intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2022.

2.  BALANCE SHEET ITEMS

Inventories
The components of inventories, net of applicable lower of cost and net realizable value write-downs, were as follows:

	As of June 26, 2020	As of March 31, 2020
	(In thousands)
Raw materials	$2,626,618	$2,835,582
Work-in-progress	336,469	373,513
Finished goods	520,388	575,978
	$3,483,475	$3,785,073
Goodwill and Other Intangible Assets
In accordance with accounting guidance on goodwill and other intangible assets, the Company evaluates goodwill for impairment at the reporting unit level annually, and in certain circumstances such as a change in reporting units or whenever there are indications that goodwill might be impaired. As described in note 1, the Company made certain changes in its organizational structure during the first quarter of fiscal year 2021 as part of its strategy to further drive growth and productivity through two separate delivery models that represent reportable segments, FAS and FRS. With these changes, the Company also revised its reporting units. Accordingly, the Company completed an interim test as of April 1, 2020. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit, which typically is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. These approaches use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy and require management to make various judgmental assumptions about sales, operating margins, growth rates and discount rates which consider the Company's budgets, business plans and economic projections, and are believed to reflect market participant views. Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, market EBITDA comparables and credit ratings. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur. If the actual results are not consistent with management's estimates and assumptions used to calculate fair value, it could result in material impairments of the Company's goodwill.
Based on the latest assessment of its goodwill as of April 1, 2020, the Company determined that no impairment existed as of the date of the impairment test, because the fair value of each one of its reporting units exceeds its respective carrying value. In addition, goodwill was reallocated among each of the Company's six reporting units based on each reporting unit’s relative fair value as of April 1, 2020. The following table summarizes the goodwill allocation as of April 1, 2020 and the activity during the three-month period ended June 26, 2020:

	FAS			FRS
	Communications, Enterprise and Cloud	Lifestyle	Consumer Devices	Automotive	Health Solutions	Industrial	Total
	(In thousands)
Balance at April 1, 2020	$188,179	$130,705	$50,328	$174,123	$192,498	$328,720	$1,064,553
Foreign currency translation adjustments	—	—	—	9,231	820	—	10,051
Balance at June 26, 2020	$188,179	$130,705	$50,328	$183,354	$193,318	$328,720	$1,074,604

The components of acquired intangible assets are as follows:

	As of June 26, 2020			As of March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets:
Customer-related intangibles	$276,087	$(135,299)	$140,788	$275,678	$(128,155)	$147,523
Licenses and other intangibles	248,966	(139,299)	109,667	244,917	(130,022)	114,895
Total	$525,053	$(274,598)	$250,455	$520,595	$(258,177)	$262,418

The gross carrying amounts of intangible assets are removed when fully amortized. The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2021 (1)	$45,161
2022	52,100
2023	44,375
2024	42,820
2025	37,836
Thereafter	28,163
Total amortization expense	$250,455
____________________________________________________________
(1)Represents estimated amortization for the remaining fiscal nine-month period ending March 31, 2021.
Other Current Liabilities
Other current liabilities include customer working capital advances of $325.7 million and $264.2 million, and customer-related accruals of $231.3 million and $195.1 million, as of June 26, 2020 and March 31, 2020, respectively. The customer working capital advances are not interest-bearing, do not have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production. Current operating lease liabilities were $116.1 million and $114.1 million as of June 26, 2020 and March 31, 2020.

3.  REVENUE
Revenue Recognition
The Company provides a comprehensive suite of services for its customers that range from advanced product design to manufacturing and logistics to after-sales services. The first step in its process for revenue recognition is to identify a contract with a customer. A contract is defined as an agreement between two parties that creates enforceable rights and obligations and can be written, verbal, or implied. The Company generally enters into master supply agreements (“MSA”) with its customers that provide the framework under which business will be conducted. This includes matters such as warranty, indemnification, transfer of title and risk of loss, liability for excess and obsolete inventory, pricing formulas, payment terms, etc., and the level of business under those agreements may not be guaranteed. In those instances, the Company bids on a program-by-program basis and typically receives customer purchase orders for specific quantities and timing of products. As a result, the Company considers its contract with a customer to be the combination of the MSA and the purchase order, or any other similar documents such as a statement of work, product addendum, emails or other communications that embody the commitment by the customer.
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
A contract liability is recognized when the Company receives payments in advance of the satisfaction of performance and is included in other current liabilities on the condensed consolidated balance sheets. Contract liabilities, identified as deferred revenue, were $362.1 million and $361.5 million as of June 26, 2020 and March 31, 2020, respectively.
Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated based on timing of transfer - point in time and over time - for the three-month periods ended June 26, 2020 and June 28, 2019 (in thousands), respectively.

	Three-Month Period Ended June 26, 2020
	FAS	FRS	Total
Timing of Transfer
Point in time	$2,445,663	$1,323,523	$3,769,186
Over time	466,367	917,780	1,384,147
Total segment	$2,912,030	$2,241,303	$5,153,333

	Three-Month Period Ended June 28, 2019
	FAS	FRS	Total
Timing of Transfer
Point in time	$2,969,333	$1,453,444	$4,422,777
Over time	938,843	814,319	1,753,162
Total segment	$3,908,176	$2,267,763	$6,175,939

4.  SHARE-BASED COMPENSATION
The Company's primary plan used for granting equity compensation awards is the 2017 Equity Incentive Plan (the "2017 Plan").
The following table summarizes the Company’s share-based compensation expense:

	Three-Month Periods Ended
	June 26, 2020	June 28, 2019
	(In thousands)
Cost of sales	$4,006	$2,940
Selling, general and administrative expenses	8,763	12,287
Total share-based compensation expense	$12,769	$15,227
Total unrecognized compensation expense related to share options under all plans as well as the number of options outstanding and exercisable were immaterial as of June 26, 2020.
During the three-month period ended June 26, 2020, the Company granted 10.2 million unvested restricted share unit ("RSU") awards. Of this amount, approximately 8.8 million are plain-vanilla unvested RSU awards that vest over a period of three to four years, with no performance or market conditions, and with an average grant date price of $10.25 per award. Further, approximately 1.4 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions. The average grant date fair value of these awards contingent on certain market conditions was estimated to be $15.02 per award and was calculated using a Monte Carlo simulation. The number of shares contingent on market conditions that ultimately will vest will range from zero up to a maximum of 2.8 million based on a measurement of the percentile rank of the Company’s total shareholder return over a certain specified period against the Standard and Poor’s (“S&P”) 500 Composite Index, and will cliff vest after a period of three years, to the extent such market conditions have been met.
As of June 26, 2020, approximately 22.5 million unvested RSU awards under all plans were outstanding, of which vesting for a targeted amount of 4.5 million awards is contingent primarily on meeting certain market conditions. The number of shares that will ultimately be issued can range from zero to 9.0 million based on the achievement levels of the respective conditions. No shares are expected to vest in connection with the awards with market conditions granted in fiscal year 2018.
As of June 26, 2020, total unrecognized compensation expense related to unvested RSU awards under all plans was approximately $203.3 million, and will be recognized over a weighted-average remaining vesting period of 2.4 years.

5.  EARNINGS PER SHARE
The following table reflects basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share attributable to the shareholders of Flex:

	Three-Month Periods Ended
	June 26, 2020	June 28, 2019
	(In thousands, except per share amounts)
Basic earnings per share:
Net income	$51,820	$44,872
Shares used in computation:
Weighted-average ordinary shares outstanding	497,920	514,238
Basic earnings per share	$0.10	$0.09

Diluted earnings per share:
Net income	$51,820	$44,872
Shares used in computation:
Weighted-average ordinary shares outstanding	497,920	514,238
Weighted-average ordinary share equivalents from stock options and RSU awards (1) (2)	3,712	3,312
Weighted-average ordinary shares and ordinary share equivalents outstanding	501,632	517,550
Diluted earnings per share	$0.10	$0.09
____________________________________________________________
(1)An immaterial number of options to purchase ordinary shares were excluded from the computation of diluted earnings per share during the three-month periods ended June 26, 2020 and June 28, 2019, respectively, due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

(2)RSU awards of 3.2 million and 6.1 million for the three-month periods ended June 26, 2020 and June 28, 2019 were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

6.  BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt as of June 26, 2020 are as follows:

	As of June 26, 2020	As of March 31, 2020
	(In thousands)
Term Loan, including current portion, due in installments through June 2022	433,406	433,406
5.000% Notes due February 2023	500,000	500,000
Term Loan due April 2024 - three-month Yen LIBOR plus 0.500%	313,596	310,115
4.750% Notes due June 2025	597,380	597,265
3.750% Notes due February 2026	423,411	—
4.875% Notes due June 2029	661,610	661,908
4.875% Notes due May 2030	323,595	—
India Facilities	138,238	138,238
Other	213,881	210,684
Debt issuance costs	(19,668)	(13,377)
	3,585,449	2,838,239
Current portion, net of debt issuance costs	(162,287)	(149,130)
Non-current portion	$3,423,162	$2,689,109
The weighted-average interest rate for the Company's long-term debt was 3.8% and 4.0% as of June 26, 2020 and March 31, 2020, respectively.
Scheduled repayments of the Company's bank borrowings and long-term debt as of June 26, 2020 are as follows:

Fiscal Year Ending March 31,	Amount
(In thousands)
2021 (1)	$149,983
2022	212,255
2023	870,178
2024	53,109
2025	313,596
Thereafter	2,005,996
Total	$3,605,117
(1)Represents estimated repayments for the remaining fiscal nine-month period ending March 31, 2021.
Notes due February 2026 and May 2030
In May 2020, the Company issued $425 million aggregate principal amount of 3.750% Notes due February 2026 (the "2026 Notes"), at 99.617% of face value and $325 million aggregate principal amount of 4.875% Notes due May 2020 (the "2030 Notes" and , together with the 2026 Notes, the " Notes"), at 99.562% of face value. The Company received in aggregate, proceeds of approximately $747 million, net of discount, from the issuance which were used for working capital and other general corporate purposes. The Company incurred and capitalized as a direct reduction to the carrying amount of the Notes presented on the balance sheet approximately $7.1 million of costs in conjunction with the issuance of the Notes.
Interest on the 2026 Notes and the 2030 Notes is payable semi-annually, commencing on August 1, 2020 and November 12, 2020, respectively. The Notes are senior unsecured obligations of the Company and rank equally with all of the Company's other existing and future senior and unsecured debt obligations.
The indenture governing the Notes contains covenants that, among other things, restrict the ability of the Company and certain of the Company's subsidiaries to create liens; enter into sale-leaseback transactions; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's assets to, another person, or permit any other person to consolidate, merge, combine or amalgamate with or into the Company. These covenants are subject to a number of significant limitations and exceptions set forth in the indenture. The indenture also provides for customary events of default, including, but not limited to, cross defaults to certain specified other debt of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Notes will become due and payable immediately without further action or notice. If any other event of default under the indenture occurs or is continuing, the trustee or holders of at least 25% in aggregate principal amount of the then outstanding 2026 Notes or 2030 Notes may declare all of such series of Notes to be due and payable immediately, but upon certain conditions such declaration and its consequences may be rescinded and annulled by the holders of a majority in principal amount of such series of Notes. As of June 26, 2020, the Company was in compliance with the covenants in the indenture governing the Notes.

7.  INTEREST AND OTHER, NET
Interest and other, net for the three-month periods ended June 26, 2020 and June 28, 2019 are primarily composed of the following:

	Three-Month Periods Ended
	June 26, 2020	June 28, 2019
	(In thousands)
Interest expenses on debt obligations (1)	$33,374	$40,428
ABS and AR sales programs related expenses	4,832	12,981
Interest income	(2,803)	(4,592)

(1)Interest expense on debt obligations for the three-month period ended June 28, 2019 include debt extinguishment costs of $4.1 million related to the partial repayments of the Notes due February 2020 and the Term Loan due November 2021. There were no debt extinguishment costs incurred during the first quarter of fiscal year 2021.

8.  FINANCIAL INSTRUMENTS
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
As of June 26, 2020, the aggregate notional amount of the Company’s outstanding foreign currency derivative contracts was $9.5 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In thousands)
Cash Flow Hedges
CNY	1,405,500	—	$198,674	$—
JPY	33,525,000	—	300,000	—
MXN	4,416,000	—	195,603	—
Other	N/A	N/A	341,318	34,874
			1,035,595	34,874
Other Foreign Currency Contracts
BRL	—	814,000	—	154,865
CNY	6,248,223	2,609,172	880,450	368,858
EUR	2,068,053	2,262,983	2,327,007	2,541,864
GBP	62,624	82,744	77,883	102,857
HUF	63,675,232	63,537,453	204,053	203,611
ILS	403,491	64,100	117,427	18,655
INR	5,500,000	6,495,390	72,630	85,722
MXN	3,885,763	2,446,456	172,117	108,364
MYR	1,163,860	934,940	272,222	218,679
SEK	652,526	734,086	68,873	78,835
Other	N/A	N/A	213,584	147,837
			4,406,246	4,030,147

Total Notional Contract Value in USD			$5,441,841	$4,065,021
As of June 26, 2020, the fair value of the Company’s short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the condensed consolidated statements of operations. As of June 26, 2020 and March 31, 2020, the Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. Deferred losses were immaterial as of June 26, 2020, and are expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations primarily over the next twelve-month period, except for the USD JPY cross currency swap, which is further discussed below.
The Company entered into a USD JPY cross currency swap to hedge the foreign currency risk on the JPY term loan due April 2024, and the fair value of the cross currency swap was included in other assets as of June 26, 2020. The changes in fair value of the USD JPY cross currency swap are reported in accumulated other comprehensive loss, with the impact of the excluded component reported in interest and other, net. In addition, a corresponding amount is reclassified out of accumulated other comprehensive loss to interest and other, net to offset the remeasurement of the underlying JPY loan principal which also impacts the same line.

The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	June 26, 2020	March 31, 2020	Balance Sheet Location	June 26, 2020	March 31, 2020
	(In thousands)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$16,150	$7,257	Other current liabilities	$16,983	$46,645
Foreign currency contracts	Other assets	$15,314	$13,849	Other liabilities	$—	$—

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$29,816	$83,086	Other current liabilities	$31,291	$102,709
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

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	June 26, 2020			June 28, 2019
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In thousands)
Beginning balance	$(81,663)	$(133,004)	$(214,667)	$(41,556)	$(109,607)	$(151,163)
Other comprehensive gain (loss) before reclassifications	18,286	14,050	32,336	(6,068)	4,404	(1,664)
Net losses reclassified from accumulated other comprehensive loss	11,474	—	11,474	593	—	593
Net current-period other comprehensive gain (loss)	29,760	14,050	43,810	(5,475)	4,404	(1,071)
Ending balance	$(51,903)	$(118,954)	$(170,857)	$(47,031)	$(105,203)	$(152,234)
Substantially all unrealized losses relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three-month period ended June 26, 2020 were recognized as a component of cost of sales in the condensed consolidated statement of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges.

10.  TRADE RECEIVABLES SECURITIZATION
The Company sells trade receivables under two asset-backed securitization programs and an accounts receivable factoring program.
Asset-Backed Securitization Programs

The Company continuously sells designated pools of trade receivables under its Global Asset-Backed Securitization Agreement (the “Global Program”) and its North American Asset-Backed Securitization Agreement (the “North American Program,” and together with the Global Program, the “ABS Programs”) to affiliated special purpose entities, each of which in turn sells the receivables to unaffiliated financial institutions. Under these programs, the entire purchase price of sold receivables are paid in cash. The ABS Programs contain guarantees of payment by the special purpose entities, in amounts equal to approximately the net cash proceeds under the programs, and are collateralized by certain receivables held by the special purpose entities. The fair value of the guarantee obligation was immaterial as of June 26, 2020 and March 31, 2020, respectively. The accounts receivable balances sold under the ABS Programs were removed from the condensed consolidated balance sheets and the cash proceeds received by the Company were included as cash provided by operating activities in the condensed consolidated statements of cash flows.
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
The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.1% to 0.5% of serviced receivables per annum. Servicing fees recognized during the three-month periods ended June 26, 2020 and June 28, 2019 were not material and are included in interest and other, net within the condensed consolidated statements of operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized.
As of June 26, 2020 and March 31, 2020, approximately $0.1 billion and $0.8 billion, respectively, of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds for the same amount.
 For the three-month periods ended June 26, 2020 and June 28, 2019, cash flows from sales of receivables under the ABS Programs consisted of approximately $2.7 billion and $1.6 billion, respectively, for transfers of receivables. The three-month period ended June 28, 2019 also included approximately $0.9 billion for collections on deferred purchase price receivables (effective November 2019, the Company no longer holds a deferred purchase price receivables balance). The Company's cash flows from transfers of receivables consist primarily of proceeds from collections reinvested in revolving-period transfers. Cash flows from new transfers were not significant for all periods presented.
Trade Accounts Receivable Sale Programs
The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $0.3 billion and $0.4 billion as of June 26, 2020 and March 31, 2020, respectively. For the three-month periods ended June 26, 2020 and June 28, 2019, total accounts receivable sold to certain third-party banking institutions was approximately $0.3 billion and $0.5 billion, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received were included as cash provided by operating activities in the condensed consolidated statements of cash flows.

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
The Company has deferred compensation plans for its officers and certain other employees. Amounts deferred under the plans are invested in hypothetical investments selected by the participant or the participant’s investment manager. The Company’s deferred compensation plan assets are included in other noncurrent assets on the condensed consolidated balance sheets and include investments in equity securities that are valued using active market prices. There were no investments classified as level 1 in the fair value hierarchy as of June 26, 2020.
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
The Company’s cash equivalents are comprised of bank time deposits and money market funds, which are valued using level 2 inputs, such as interest rates and maturity periods. Due to their short-term nature, their carrying amount approximates fair value.
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
The Company has accrued for contingent consideration in connection with its business acquisitions as applicable, which is measured at fair value based on certain internal models and unobservable inputs. There were no contingent consideration liabilities outstanding as of June 26, 2020 and March 31, 2020.
There were no transfers between levels in the fair value hierarchy during the three-month periods ended June 26, 2020 and June 28, 2019.

Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 26, 2020 and March 31, 2020:

	Fair Value Measurements as of June 26, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$1,656,647	$—	$1,656,647
Foreign currency contracts (Note 8)	—	61,280	—	61,280
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	53,837	—	53,837
Liabilities:
Foreign currency contracts (Note 8)	$—	$(48,274)	$—	$(48,274)

	Fair Value Measurements as of March 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$403,657	$—	$403,657
Foreign currency contracts (Note 8)	—	104,192	—	104,192
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	49,086	—	49,086
Liabilities:				0
Foreign currency contracts (Note 8)	$—	$(149,354)	$—	$(149,354)
Other financial instruments
The following table presents the Company’s major debts not carried at fair value:

	As of June 26, 2020		As of March 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In thousands)
Term Loan, including current portion, due in installments through June 2022	433,406	433,363	433,406	413,903	Level 1
5.000% Notes due February 2023	500,000	535,591	500,000	499,710	Level 1
Term Loan due April 2024 - three-month Yen LIBOR plus 0.500%	313,596	313,596	310,115	310,115	Level 2
4.750% Notes due June 2025	597,380	663,623	597,265	613,152	Level 1
3.750% Notes due February 2026	423,411	449,958	—	—	Level 1
4.875% Notes due June 2029	661,610	734,043	661,908	628,419	Level 1
4.875% Notes due May 2030	323,595	358,899	—	—	Level 1
Euro Term Loans	212,678	212,678	207,646	207,646	Level 2
India Facilities	138,238	138,238	138,238	138,238	Level 2
The Term Loan due June 2022, and the Notes due February 2023, June 2025, February 2026, June 2029 and May 2030 are valued based on broker trading prices in active markets.
The Company values its Term Loan due April 2024, India Facilities, and Euro Term Loans due September 2020, March 2021, and January 2022 based on the current market rate, and as of June 26, 2020, the carrying amounts approximate fair values.

12.  COMMITMENTS AND CONTINGENCIES
Litigation and other legal matters
In connection with the matters described below, the Company has accrued for loss contingencies where it believes that losses are probable and estimable. The amounts accrued for any individual matter are not material. Although it is reasonably possible that actual losses could be in excess of the Company’s accrual, the Company is unable to estimate a reasonably possible loss or range of loss in excess of its accrual, due to various reasons, including, among others, that: (i) the proceedings are in early stages or no claims have been asserted, (ii) specific damages have not been sought in all of these matters, (iii) damages, if asserted, are considered unsupported and/or exaggerated, (iv) there is uncertainty as to the outcome of pending appeals, motions, or settlements, (v) there are significant factual issues to be resolved, and/or (vi) there are novel legal issues or unsettled legal theories presented. Any such excess loss could have a material adverse effect on the Company’s results of operations or cash flows for a particular period or on the Company’s financial condition.
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
From time to time, the Company enters into IP licenses (e.g., patent licenses and software licenses) with third-parties which obligate the Company to report covered behavior to the licensor and pay license fees to the licensor for certain activities or products, or that enable the Company's use of third-party technologies. The Company may also decline to enter into licenses for intellectual property that it does not think is useful for or used in its operations, or for which its customers or suppliers have licenses or have assumed responsibility. Given the diverse and varied nature of its business and the location of its business around the world, certain activities the Company performs, such as providing assembly services in China and India, may fall outside the scope of those licenses or may not be subject to the applicable intellectual property rights. The Company's licensors may disagree and claim royalties are owed for such activities. In addition, the basis (e.g., base price) for any royalty amounts owed are audited by licensors and may be challenged. Some of these disagreements, may lead to claims and litigation that might not be resolved in the Company's favor. Additionally, litigation could be lengthy and costly and could materially harm the Company's financial condition regardless of the outcome. In March 2018, the Company received an inquiry from a licensor referencing its patent license agreement with the Company, and requesting information relating to royalties for products that the Company assembles for a customer in China. The Company and licensor have had subsequent discussions and have agreed in principle to an immaterial settlement.
On May 8, 2018, a putative class action was filed in the Northern District of California against the Company and certain officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, alleging misstatements and/or omissions in certain of the Company’s financial results, press releases and SEC filings made during the putative class period of January 26, 2017 through April 26, 2018. On October 1, 2018, the Court appointed lead plaintiff and lead plaintiff’s counsel in the case. On November 28, 2018, lead plaintiff filed an amended complaint alleging misstatements and/or omissions in certain of the Company’s SEC filings, press releases, earnings calls, and analyst and investor conferences and expanding the putative class period through October 25, 2018. On April 3, 2019, the Court vacated its prior order appointing lead plaintiff and lead plaintiff’s counsel and reopened the lead plaintiff appointment process. On September 26, 2019, the Court appointed a new lead plaintiff and lead plaintiff’s counsel in the case. On November 8, 2019, lead plaintiff filed a further amended complaint. On December 4, 2019, Defendants filed a motion to dismiss the amended complaint. On May 29, 2020, the Court granted Defendants’ motion to dismiss without prejudice and gave lead plaintiff 30 days to amend. On June 29, 2020, lead plaintiff filed a further amended complaint. On July 27, 2020, Defendants filed a motion to dismiss the amended complaint. Defendants’ motion to dismiss is set for hearing on December 3, 2020. The Company believes that the claims are without merit and intends to vigorously defend this case.
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
One of the Company's Brazilian subsidiaries has received assessments for certain sales and import taxes. There were originally six tax assessments totaling 373.7 million Brazilian reals (approximately USD $71.1 million based on the exchange rate as of June 26, 2020). Four of the assessments are in various stages of the review process at the administrative level; the Company successfully defeated one of the six assessments in September 2019 (totaling approximately 60.5 million Brazilian reals or USD $11.5 million); that assessment remains subject to appeal and no tax proceeding has been finalized yet. The Company was unsuccessful at the administrative level for one of the assessments and filed an annulment action in federal court in Sao Paolo, Brazil on March 23, 2020; the value of that assessment is 33.9 million Brazilian reals (approximately USD $6.4 million). The Company believes there is no legal basis for any of these assessments and has meritorious defenses. The Company will continue to vigorously oppose all of these assessments, as well as any future assessments. The Company does not expect final judicial determination on any of these claims for several years.
On February 14, 2019, the Company submitted an initial notification of voluntary disclosure to the U.S. Department of the Treasury, Office of Foreign Assets Control ("OFAC") regarding possible noncompliance with U.S. economic sanctions requirements among certain non-U.S. Flex-affiliated operations. The Company has initiated an internal investigation regarding this matter which is ongoing. The Company expects to complete the investigation and report to OFAC by the end of the second quarter of fiscal year 2021, and it is reasonably possible that the Company could be subject to penalties that could have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
A different foreign Tax Authority has issued a letter against one of the Company’s legal entities asserting that the entity did not meet the qualification criteria for tax holiday status for the periods fiscal year 2006 through fiscal year 2013. The asserted additional tax and penalty is approximately $80 million. The Company disagrees with the Tax Authority’s assertion and is actively contesting through administrative processes and will defend through judicial processes if necessary.
As the final resolutions of the above items remain uncertain, the Company continues to provide for the uncertain tax positions based on the more likely than not standard. While the resolution of the issues may result in tax liabilities, interest and penalties, which may be significantly higher than the amounts accrued for these matters, management currently believes that the resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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

13.  SHARE REPURCHASES
During the three-month period ended June 26, 2020, the Company made no repurchases of shares.
Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $500 million in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Annual General Meeting held on August 20, 2019. As of June 26, 2020, shares in the aggregate amount of $315.2 million were available to be repurchased under the current plan.

14.  SEGMENT REPORTING
In March 2020, the Company announced a change in organizational structure as part of its strategy to further drive efficiency and productivity with two focused delivery models. The Company’s chief operating decision maker ("CODM") changed from the CEO and certain direct staff who oversee operations of the business, to the CEO herself. As a result, beginning in fiscal year 2021, the Company now reports its financial performance based on two operating and reportable segments, Flex Agility Solutions (“FAS”) and Flex Reliability Solutions (“FRS”) and analyzes operating income as the measure of segment profitability.
The FAS segment is optimized for speed to market at any volume based on a highly flexible supply and manufacturing system. The Company realigned the majority of the customers under the former CEC and CTG segments under the new FAS segment. Certain customers that were in the former Industrial segment that meet the above delivery model were also consolidated into the FAS segment. FAS is now comprised of the following end markets that represent reportable units:
•Consumer Devices, including mobile and high velocity consumer devices;
•Lifestyle, including appliances, consumer packaging, floorcare, micro mobility and audio; and
•Communications, Enterprise and Cloud ("CEC"), including data infrastructure, edge infrastructure and communication infrastructure.
The FRS segment is optimized for longer product lifecycles requiring complex ramps at any volume with specialized production models and critical environments. The Company consolidated the majority of its customers under the former HRS and IEI segments into the new FRS segment. FRS is now comprised of the following end markets that represent reportable units:
•Automotive, including autonomous, connectivity, electrification, and smart technologies;
•Health Solutions, including medical devices, medical equipment and drug delivery; and
•Industrial, including capital equipment, industrial devices, renewable and grid edge, and power systems.
The determination of the FAS and FRS segments is based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics.
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, customer related asset impairment charges, restructuring charges, legal and other, interest and other, net.

Selected financial information by segment is in the table below. Fiscal year 2020 historical information has been recast to reflect the new operating and reportable segments in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Three-Month Periods Ended
	June 26, 2020	June 28, 2019
	(In thousands)
Net sales:
Flex Agility Solutions	$2,912,030	$3,908,176
Flex Reliability Solutions	2,241,303	2,267,763
	$5,153,333	$6,175,939
Segment income and reconciliation of income before tax:
Flex Agility Solutions	$71,807	$108,958
Flex Reliability Solutions	114,737	129,994
Corporate and Other	(23,672)	(31,092)
Total segment income	162,872	207,860
Reconciling items:
Intangible amortization	15,176	17,082
Stock-based compensation	12,769	15,227
Customer related asset impairments	(76)	483
Restructuring charges (Note 15)	9,682	56,192
Legal and other (1)	27,681	1,610
Interest and other, net	30,257	53,157
Income before income taxes	$67,383	$64,109
(1)Legal and other during the three-month period ended June 26, 2020 consists of costs not directly related to core business results and may include matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims and other issues on a global basis. During the first quarter of fiscal year 2021, the Company accrued for certain loss contingencies where losses are considered probable and estimable.
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

15.  RESTRUCTURING CHARGES
In order to support the Company’s strategy and build a sustainable organization, and after considering that the economic recovery from the pandemic will be slower than anticipated, the Company has identified and is engaging in certain structural changes. These restructuring actions will eliminate non-core activities primarily within the Company’s corporate function, align the Company’s cost structure with its reorganizing and optimizing of its operations model along its two reporting segments, and further sharpen its focus to winning business in end markets where it has competitive advantages and deep domain expertise. During the three-month period ended June 26, 2020, the Company recognized approximately $9.7 million of restructuring charges, most of which related to employee severance.
During the first quarter of fiscal year 2020 in connection with geopolitical developments and uncertainties at the time, primarily impacting one customer in China, the Company experienced a reduction in demand for products assembled for that customer. As a result, the Company accelerated its strategic decision to reduce its exposure to certain high-volatility products in both China and India. The Company also initiated targeted activities to restructure its business to further reduce and streamline its cost structure. During the three-month period ended June 28, 2019, the Company recognized $56.2 million of restructuring charges, comprised of approximately $30.8 million of cash charges predominantly for employee severance, and $25.4 million of non-cash charges related to impairment of equipment and inventory.
The following table summarizes the provisions, respective payments, and remaining accrued balance as of June 26, 2020 for charges incurred during the three-month period ended June 26, 2020:

	Severance	Long-Lived Asset Impairment	Other Exit Costs	Total
	(In thousands)
Balance as of March 31, 2020	$19,502	$—	$3,900	$23,402
Provision for charges incurred during the three-month period ended June 26, 2020	6,538	3,508	(364)	9,682
Cash payments for charges incurred in the fiscal year 2020 and prior	(11,187)	—	(197)	(11,384)
Cash payments for charges incurred during the three-month period ended June 26, 2020	(1,273)	—	—	(1,273)
Non-cash charges incurred during the three-month period ended June 26, 2020	—	(3,508)	971	(2,537)
Balance as of June 26, 2020	13,580	—	4,310	17,890
Less: Current portion (classified as other current liabilities)	13,580	—	4,310	17,890
Accrued restructuring costs, net of current portion (classified as other liabilities)	$—	$—	$—	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise specifically stated, references in this report to “Flex,” “the Company,” “we,” “us,” “our” and similar terms mean Flex Ltd., and its subsidiaries.
This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those risks and uncertainties discussed in this section, as well as any risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this report on Form 10-Q, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2020. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

OVERVIEW
We are the manufacturing partner of choice that helps a diverse customer base design and build products that improve the world. Through the collective strength of a global workforce across approximately 30 countries and responsible, sustainable operations, the Company delivers technology innovation, supply chain, and manufacturing solutions to diverse industries and end markets. In the first quarter of fiscal year 2021, the Company made certain changes in its organization structure as part of its strategy to further drive efficiency and productivity with two focused delivery models. As a result, the Company now reports its financial performance based on two reportable segments:
•Flex Agility Solutions ("FAS"), which is comprised of the following end markets:
◦Consumer Devices, including mobile and high velocity consumer devices;
◦Lifestyle, including appliances, consumer packaging, floorcare, micro mobility and audio; and

◦Communications, Enterprise and Cloud ("CEC"), including data infrastructure, edge infrastructure and communication infrastructure.

•Flex Reliability Solutions ("FRS"), which is comprised of the following end markets:
◦Automotive, including autonomous, connectivity, electrification, and smart technologies;
◦Health Solutions, including medical devices, medical equipment and drug delivery; and
◦Industrial, including capital equipment, industrial devices, renewable and grid edge, and power systems.
Refer to "note 14 - Segments Reporting,” to the condensed consolidated financial statements for additional information on the changes in operating and reportable segments.
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
During the first quarter of fiscal year 2020 in connection with geopolitical developments and uncertainties at the time, primarily impacting one customer in China, we experienced a reduction in demand for products assembled for that customer. As a result, we accelerated our strategic decision to reduce our exposure to certain high-volatility products in both China and India. We also initiated targeted activities to restructure our business to further reduce and streamline our cost structure. During the first quarter of fiscal year 2021, in order to support the Company’s strategy and build a sustainable organization, and after considering that the economic recovery from the pandemic will be slower than anticipated, the Company has identified and is engaging in certain structural changes.
We believe that our continued business transformation is strategically positioning us to take advantage of the long-term, future growth prospects for outsourcing of advanced manufacturing capabilities, design and engineering services and after-market services.
Update on the Impact of COVID-19 on our Business
As anticipated, our results were negatively impacted by COVID-19 disruptions to our factories, workforce, and suppliers. In the first quarter our COVID-19 related costs roughly doubled sequentially from the March quarter to over $100 million as the impact from the pandemic extended throughout the entire quarter. These costs are primarily comprised of enhanced health and safety protocols, incremental labor incentives, incremental supply chain costs and forced under-absorption of idle and underutilized labor and overhead costs. While we expect that these incremental costs will persist in our second quarter, we believe that these incremental costs will be significantly lower as demand improves.
The decrease in sales during the three-month period ended June 26, 2020 was also impacted by demand pressures and disruptions due to COVID-19. Other than our Health Solutions and Industrial businesses which performed well during the quarter, our other businesses were impacted by demand pressures and disruptions, most notably our automotive business where our automotive facilities were closed for nearly half of the quarter due to shutdowns by our automotive customers. While we anticipate revenue to improve across our end markets, we believe that our businesses tied to consumer spending, such as Lifestyle and Consumer Devices, will continue to be impacted if there is a prolonged demand slowdown. Refer to “Risk actors - The COVID-19 pandemic has materially and adversely affected our business and results of operations. The duration and extent to which it will continue to adversely impact our business and results of operations remains uncertain and could be material,” as disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2020.

As part of our continuous response to the outbreak, we have maintained salary cuts, furloughs and other programs to cut costs initiated at the beginning of our first quarter, including aggressively reducing discretionary corporate spend. Employees that have been operating on a work-from-home basis are continuing to do so. Further, to support our strategy and build a sustainable organization, and after considering that the economic recovery will be slower than anticipated, we have identified and are engaging in certain structural changes. See additional discussion regarding these restructuring actions below under "Restructuring charges".
We are continuously evaluating our capital structure in response to the current environment and expect that our current financial condition, including our liquidity sources are adequate to fund future commitments. See additional discussion in the Liquidity and Capital Resources section below.
Business Overview
We are one of the world's largest providers of global supply chain solutions, with revenues of $5.2 billion for the three-month period ended June 26, 2020 and $24.2 billion in fiscal year 2020. The following tables set forth the relative percentages and dollar amounts of net sales and net property and equipment, by country, based on the location of our manufacturing sites (amounts may not sum due to rounding):

	Three-Month Periods Ended
Net sales:	June 26, 2020		June 28, 2019
	(In millions)
China	$1,417	27%	$1,450	23%
Mexico	907	18%	1,079	17%
U.S.	869	17%	804	13%
Brazil	322	6%	555	9%
Malaysia	299	6%	427	7%
Hungary	250	5%	321	5%
Israel	187	4%	184	3%
Other	902	17%	1,356	23%
	$5,153		$6,176

	As of		As of
Property and equipment, net:	June 26, 2020		March 31, 2020
	(In millions)
Mexico	$543	25%	$555	25%
China	375	17%	396	18%
U.S.	375	17%	378	17%
India	199	9%	207	9%
Malaysia	106	5%	111	5%
Hungary	98	5%	100	4%
Other	467	22%	469	22%
	$2,163		$2,216
We believe that the combination of our extensive open innovation platform solutions, design and engineering services, advanced supply chain management solutions and services, significant scale and global presence, and manufacturing campuses in low-cost geographic areas provide us with a competitive advantage and strong differentiation in the market for designing, manufacturing and servicing consumer and enterprise products for leading multinational and regional customers. Specifically, we offer our customers the ability to simplify their global product development, manufacturing process, and after sales services, and enable them to meaningfully accelerate their time to market and cost savings.
Our operating results are affected by a number of factors, including the following:

•the impacts on our business due to component shortages or other supply chain related constraints including as a result of the COVID-19 pandemic;

•the effects of the COVID-19 pandemic on our business and results of operations;

•changes in the macro-economic environment and related changes in consumer demand;

•the mix of the manufacturing services we are providing, the number, size, and complexity of new manufacturing programs, the degree to which we utilize our manufacturing capacity, seasonal demand, shortages of components and other factors;

•the effects on our business when our customers are not successful in marketing their products, or when their products do not gain widespread commercial acceptance;

•our ability to achieve commercially viable production yields and to manufacture components in commercial quantities to the performance specifications demanded by our customers;

•the effects that current credit and market conditions (including as a result of the COVID-19 pandemic) could have on the liquidity and financial condition of our customers and suppliers, including any impact on their ability to meet their contractual obligations;

•the effects on our business due to certain customers’ products having short product life cycles;

•our customers’ ability to cancel or delay orders or change production quantities;

•our customers’ decisions to choose internal manufacturing instead of outsourcing for their product requirements;

•integration of acquired businesses and facilities;

•increased labor costs due to adverse labor conditions in the markets we operate;

•changes in tax legislation; and

•changes in trade regulations and treaties.
We are also subject to other risks as outlined in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.
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
Refer to the accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, where we discuss our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales. The financial information and the discussion below should be read together with the condensed consolidated financial statements and notes thereto included in this document. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Annual Report on Form 10-K. As previously disclosed, we made certain changes in our organization structure. As a result of these changes, we revised our reportable segments as further discussed in note 14 to the condensed consolidated financial statements. There was no change to our condensed consolidated financial statements. For comparability purposes, segment reporting for the prior period has been recast to conform to the current presentation.

	Three-Month Periods Ended
	June 26, 2020	June 28, 2019
Net sales	100.0%	100.0%
Cost of sales	93.9	93.5
Restructuring charges	0.2	0.8
Gross profit	5.9	5.7
Selling, general and administrative expenses	3.7	3.4
Intangible amortization	0.3	0.3
Restructuring charges	0.0	0.1
Interest and other, net	0.6	0.9
Income before income taxes	1.3	1.0
Provision for income taxes	0.3	0.3
Net income	1.0%	0.7%
Net sales
The following table sets forth our net sales by segment and their relative percentages:

	Three-Month Periods Ended
Segments:	June 26, 2020		June 28, 2019
	(In millions)
Flex Agility Solutions	$2,912	57%	$3,908	63%
Flex Reliability Solutions	2,241	43%	$2,268	37%
	$5,153		$6,176
Amounts may not sum due to rounding.
Net sales during the three-month period ended June 26, 2020 totaled $5.2 billion, representing a decrease of approximately $1.0 billion, or 17% from $6.2 billion during the three-month period ended June 28, 2019. The decrease in sales impacted both of our segments reflecting significant COVID-19 demand and production pressure. Our FAS segment decreased $996 million, driven by lower demand in all of the end markets we serve, and more specifically in our Consumer Devices business, further impacted by COVID-19 related supply chain constraints, coupled with our targeted disengagement of high volatility, short cycle businesses we launched in the prior year. Our FRS segment modestly decreased $27 million, primarily due to disruptions directly impacting our automotive business towards the end of fiscal year 2020 and extending throughout the first quarter of fiscal year 2021. That decline more than offset increases in sales in both of our Health Solution and Industrial businesses. Net sales decreased $566 million to $2.0 billion in Asia, $355 million to $2.1 billion in the Americas, and $102 million to $1.0 billion in Europe.
Our ten largest customers, during the three-month periods ended June 26, 2020 and June 28, 2019, accounted for approximately 39% and 42% of net sales, respectively. No customer accounted for more than 10% of net sales during the three-month periods ended June 26, 2020 or June 28, 2019.
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
Gross profit during the three-month period ended June 26, 2020 decreased $49 million to $304 million, or 5.9% of net sales, from $353 million, or 5.7% of net sales, during the three-month period ended June 28, 2019, driven by the lower sales referred to above. Gross margin improved 20 basis points during the same period primarily resulting from lower restructuring costs for the three-month period ended June 26, 2020, compared to the prior year period.
Segment Income
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, customer related asset impairment charges, restructuring charges, legal and other, interest and other, net. A portion of depreciation is allocated to the respective segment, together with other general corporate research and development and administrative expenses.
The following table sets forth segment income and margins (amounts may not sum due to rounding):

	Three-Month Periods Ended
	June 26, 2020		June 28, 2019
	(In millions)
Segment income and reconciliation of income before tax:
Flex Agility Solutions	$72	2.5%	$109	2.8%
Flex Reliability Solutions	115	5.1%	130	5.7%
Corporate and Other	(24)		(31)
Total segment income	163	3.2%	208	3.4%
Reconciling items:
Intangible amortization	15		17
Stock-based compensation	13		15
Restructuring charges (Note 15)	10		56
Legal and other (1)	28		2
Interest and other, net	30		53
Income before income taxes	$67		$64
(1)Legal and other during the three-month period ended June 26, 2020 consists of costs not directly related to core business results and may include matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims and other issues on a global basis. During the first quarter of fiscal year 2021, the Company accrued for certain loss contingencies where losses are considered probable and estimable.
FAS segment margin decreased 30 basis points, to 2.5% for the three-month period ended June 26, 2020, from 2.8% for the three-month period ended June 28, 2019. The decrease in FAS segment margin during the period is primarily the result of elevated under-absorption specifically in our Consumer Devices end market.
FRS segment margin decreased 60 basis points, to 5.1% for the three-month period ended June 26, 2020, from 5.7% for the three-month period ended June 28, 2019. The decrease in FRS segment margin is primarily the results of plant shutdowns that affected the entire automotive ecosystem across all regions, coupled with under-absorption and efficiency impacts.

As a result of the organizational structure changes, as previously disclosed, we revised our reportable segments as further discussed in note 14 to the condensed consolidated financial statements. Selected unaudited quarterly financial information for fiscal year 2020 in the table below have been recast reflecting the new reportable segments.

	Three-Month Periods Ended								Fiscal Year Ended
	June 28, 2019		September 27, 2019		December 31, 2019		March 31, 2020		March 31, 2020
	(In thousands)
	(Unaudited)
Net sales:
Flex Agility Solutions	$3,908,176	63%	$3,582,900	59%	$3,631,082	56%	$2,930,956	53%	$14,053,114	58%
Flex Reliability Solutions	2,267,763	37%	2,505,154	41%	2,830,305	44%	2,553,534	47%	10,156,756	42%
	$6,175,939		$6,088,054		$6,461,387		$5,484,490		$24,209,870
Segment income and reconciliation of income before tax:
Flex Agility Solutions	$108,958	2.8%	$94,194	2.6%	$98,022	2.7%	$67,856	2.3%	$369,030	2.6%
Flex Reliability Solutions	129,994	5.7%	159,186	6.4%	186,249	6.6%	167,120	6.5%	642,549	6.3%
Corporate and Other	(31,092)		(26,238)		(28,233)		(27,985)		(113,548)
Total segment income	207,860	3.4%	227,142	3.7%	256,038	4.0%	206,991	3.8%	898,031	3.7%
Reconciling items:
Intangible amortization	17,082		16,223		15,598		15,203		64,106
Stock-based compensation	15,227		18,890		19,215		18,214		71,546
Customer related asset impairments	483		90,973		3,754		10,730		105,940
Restructuring charges	56,192		128,315		14,616		17,284		216,407
Legal and other	1,610		19,538		6,864		(1,742)		26,270
Interest and other, net	51,694		47,749		36,207		28,077		163,727
Other charges, net	1,463		1,147		14,395		74,545		91,550
Income (loss) before income taxes	$64,109		$(95,693)		$145,389		$44,680		$158,485
During fiscal year 2020, depreciation expense included in the segments' measure of operating performance above is as follows.

Fiscal Year Ended
March 31, 2020
(In thousands)
(Unaudited)
Depreciation expense:
Flex Agility Solutions	$217,678
Flex Reliability Solutions	172,960
Corporate and Other	31,769
Total depreciation expense	$422,407
Property and equipment on a segment basis is not disclosed as it is not separately identified and is not internally reported by segment to the Company's CODM.
Restructuring charges
In order to support our strategy and build a sustainable organization, and after considering that the economic recovery from the pandemic will be slower than anticipated, we have identified and are engaging in certain structural changes. These restructuring actions will eliminate non-core activities primarily within our corporate function, align our cost structure with our reorganizing and optimizing of our operations model along our two reporting segments, and further sharpen our focus to winning business in end markets where we have competitive advantages and deep domain expertise. During the first quarter of fiscal year 2021, we recognized an immaterial amount of restructuring charges. We expect to recognize additional charges of approximately $100 million, the majority of which is planned severance for employee terminations over the remaining fiscal year 2021.
During the three-month period ended June 28, 2019, the Company recognized $56.2 million of restructuring charges, comprised of approximately $30.8 million of cash charges predominantly for employee severance, and $25.4 million of non-cash charges related to impairment of equipment and inventory.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) was $191 million, or 3.7% of net sales, during the three-month period ended June 26, 2020, decreasing $19 million from $210 million, or 3.4% of net sales, during the three-month period ended June 28, 2019. The decrease reflects strong cost discipline practiced across the enterprise as well as the benefits from our distinct actions taken to temporarily reduce compensation costs across our employee base and aggressively reduce our discretionary spend levels.
Intangible amortization
Amortization of intangible assets marginally declined during the three-month period ended June 26, 2020, to $15 million , from $17 million for the three-month period ended June 28, 2019, primarily due to certain intangibles now being fully amortized.
Interest and other, net
Interest and other, net was $30 million during the three-month period ended June 26, 2020 compared to $53 million during the three-month period ended June 28, 2019. The decrease in interest other, net was primarily due to lower expenses from our asset-backed securitization programs coupled with lower interest expense from our new borrowings compared to the prior year period.
Income taxes
Certain of our subsidiaries, at various times, have been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to note 14, “Income Taxes” of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 for further discussion.
Our policy is to provide a valuation allowance against deferred tax assets that in our estimation are not more likely than not to be realized.
The consolidated effective tax rate was 23% and 30% for the three-month periods ended June 26, 2020 and June 28, 2019, respectively. The effective rate varies from the Singapore statutory rate of 17% as a result of recognition of earnings in different jurisdictions (we generate most of our revenues and profits from operations outside of Singapore), operating loss carryforwards, income tax credits, release of previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effect of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, Costa Rica, India, the Netherlands and Israel. The effective tax rate for the three-month period ended June 26, 2020 is lower than the effective tax rate for the three-month period ended June 28, 2019, primarily due to a changing jurisdictional mix of incomes.

LIQUIDITY AND CAPITAL RESOURCES
In response to the recent challenging environment following the COVID-19 pandemic, we continuously evaluate our ability to meet our obligations over the next 12 months and have proactively reset our capital structure during these times to improve maturities and liquidity. As a result, we expect that our current financial condition, including our liquidity sources are adequate to fund current and future commitments. As of June 26, 2020, we had cash and cash equivalents of approximately $1.9 billion and bank and other borrowings of approximately $3.6 billion. We have a $1.75 billion revolving credit facility that expires in June 2022, under which there were no borrowings outstanding as of the end of the quarter. We also issued $425 million of 3.750% Notes due February 2026 and $325 million of 4.875% Notes due May 2030. Refer to note 6 to the condensed consolidated financial statement for details. As of June 26, 2020, we were in compliance with the covenants under all of our credit facilities and indentures.
Cash used in operating activities was $629 million during the three-month period ended June 26, 2020, primarily driven by cash outflows related to accounts receivables as we reduced our outstanding balance on our ABS programs, and used proceeds from our debt funding in accordance with our revised capital strategy. These were offset by $52 million of net income for the period plus $154 million of non-cash charges such as depreciation, amortization, restructuring and impairment charges, and stock-based compensation.
We believe net working capital and net working capital as a percentage of annualized net sales are key metrics that measure our liquidity. Net working capital is calculated as current quarter accounts receivable, net of allowance for doubtful accounts, adding back the reduction in accounts receivable resulting from non-cash accounts receivable sales, plus inventories and contract assets, less accounts payable and certain other current liabilities related to vendor financing programs. Net working capital increased $1.1 billion as of June 26, 2020, from $1.4 billion as of March 31, 2020. This increase is primarily driven by a $0.8 billion increase in net receivables, coupled with a $0.5 billion decrease in accounts payable, partially offset by a $0.3 billion decrease in inventories. Our current quarter net working capital as a percentage of annualized net sales for the quarter ended June 26, 2020, increased to 11.9% from 6.3% of annualized net sales for the quarter ended March 31, 2020 as a direct result of reducing the outstanding balance of our ABS programs. As a result of carrying reduced ABS levels, the Company expects to operate in this range going forward. Though we have mitigated most of the initial supplier constraints and component shortages that we had encountered back in the last quarter of fiscal year 2020, we continue to operate in an unusual and dynamic environment with respect to virus-related production limitations and fluctuating demand. We expect it will take a few quarters to adequately drive down our inventory levels to align with the current demand environment. We are actively working with our partners to rebalance safety and buffer stock requirements and we have an established enterprise-wide cross-functional initiative resetting our load planning.
Cash used in investing activities was $100 million during the three-month period ended June 26, 2020. This was primarily driven by $102 million of net capital expenditures for property and equipment to continue expanding capabilities and capacity in support of our expanding health solutions and industrial businesses.
We believe adjusted free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our adjusted free cash flow is defined as cash from operations, plus cash collections of deferred purchase price receivables, less net purchases of property and equipment to present adjusted cash flows on a consistent basis for investor transparency (refer to Part II, Item 8, note 11 of our Annual Report on Form 10-K for the year ended March 31, 2020, for discussion of the amendment of the ABS Programs). We also excluded the impact to cash flows related to certain vendor programs that is required for US GAAP presentation. In the first quarter of fiscal year 2021, we proactively and strategically utilized the proceeds of our debt issuance during the quarter to reduce the outstanding balance of our ABS programs. We reduced the balance on this short-term financing product by $655 million sequentially, which has the accounting effect of reducing our cash flow from operations. Our adjusted free cash flows for the three-month period ended June 26, 2020 was a use of $74 million compared to an inflow of $114 million for the three-month period ended June 28, 2019. Adjusted free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Adjusted free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Adjusted free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Three-Month Periods Ended
	June 26, 2020	June 28, 2019
	(In millions)
Net cash used in operating activities	$(629)	$(657)
Reduction in ABS levels	655	—
Cash collection of deferred purchase price and other	2	894
Purchases of property and equipment	(110)	(162)
Proceeds from the disposition of property and equipment	8	39
Adjusted free cash flow	$(74)	$114
Cash provided by financing activities was $741 million during the three-month period ended June 26, 2020, which was primarily driven by $747 million of proceeds received in aggregate, and net of discount, following the issuance of the 2026 Notes and the 2030 Notes. For further information, see note 6 to the condensed consolidated financial statements.
Our cash balances are generated and held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months. As of June 26, 2020, and March 31, 2020, over half of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $1.4 billion as of March 31, 2020). Repatriation could result in an additional income tax payment; however, for the majority of our foreign entities, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.
Future liquidity needs will depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, and the levels of shipments and changes in the volumes of customer orders.
We maintain global paying services agreements with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers who elect to participate in the program. The agreements allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. The cumulative payments due to suppliers participating in the programs amounted to approximately $0.2 billion and $0.1 billion for the three-month periods ended June 26, 2020 and June 28, 2019, respectively. Pursuant to their agreement with one of the financial institutions, certain suppliers may elect to be paid early at their discretion. We are not always notified when our suppliers sell receivables under these programs. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.
In addition, we maintain various uncommitted short-term financing facilities including but not limited to commercial paper program, and revolving sale and repurchase of subordinated note established under the securitization facility, under which there were no borrowings outstanding as of June 26, 2020.
Historically, we have funded operations from cash and cash equivalents generated from operations, proceeds from public offerings of equity and debt securities, bank debt and lease financings. We also sell a designated pool of trade receivables under asset-backed securitization ("ABS") programs and sell certain trade receivables, which are in addition to the trade receivables sold in connection with these securitization agreements. We may enter into debt and equity financings, sales of accounts receivable and lease transactions to fund acquisitions and anticipated growth as needed.
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
Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 20, 2019. During the three-month period ended June 26, 2020, there were no purchases of our ordinary shares made by us. As of June 26, 2020, shares in the aggregate amount of $315 million were available to be repurchased under the current plan.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2020.
During the first quarter of fiscal year 2021, we issued $425 million of 3.750% Notes due February 2026 and $325 million of 4.875% Notes due May 2030.

Other than the changes discussed above, there were no material changes in our contractual obligations and commitments since March 31, 2020.

OFF-BALANCE SHEET ARRANGEMENTS
As of June 26, 2020, and March 31, 2020, the outstanding balance on receivables sold for cash was $0.4 billion and $1.2 billion, respectively, under our asset-backed securitization programs and accounts receivable factoring program, which were removed from accounts receivable balances in our condensed consolidated balance sheets. For further information, see note 10 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the three-month period ended June 26, 2020 as compared to the fiscal year ended March 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 26, 2020. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 26, 2020, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our first quarter of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For a description of our material legal proceedings, see note 12 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On August 20, 2019, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of June 26, 2020, shares in the aggregate amount of $315.2 million were available to be repurchased under the current plan. There were no purchases of our ordinary shares made by us for the period from April 1, 2020 through June 26, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
EXHIBIT INDEX

			Incorporated by Reference			Filed
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Herewith

4.1	Indenture, dated as of June 6, 2019, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	6/6/2019	4.1
4.2	Third Supplemental Indenture, dated as of May 12, 2020, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	5/12/2020	4.2
4.3	Form of 3.750% Global Note due 2026 (included in Exhibit 4.2)	8-K	000-23354	5/12/2020	4.3
4.4	Form of 4.875% Global Note due 2030 (included in Exhibit 4.2)	8-K	000-23354	5/12/2020	4.4
10.01	Second Amendment to Credit Agreement, dated as of April 7, 2020 among Flex Ltd., the lenders party thereto, and Bank of America, N.A., as Administrative Agent					X
10.02	Form of Restricted Share Unit Award Agreement under the 2017 Equity Incentive Plan for time-based vesting awards (FY21)					X
10.03	Form of Restricted Share Unit Award Agreement under the 2017 Equity Incentive Plan for performance-based vesting awards (20-day trading average) (FY21)					X
15.01	Letter in lieu of consent of Deloitte & Touche LLP.					X
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

FLEX LTD.
(Registrant)

/s/ REVATHI ADVAITHI
Revathi Advaithi
Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2020
/s/ CHRISTOPHER E. COLLIER
Christopher E. Collier
Chief Financial Officer
(Principal Financial Officer)

Date:	August 4, 2020