Form 10-Q
period 2020-09-25
FLEX LTD.
filed 2020-11-02
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2020

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

The number of shares of the registrant’s ordinary shares outstanding as of October 26, 2020 was 501,157,963.

FLEX LTD.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Report of Independent Registered Public Accounting Firm	3
	Condensed Consolidated Balance Sheets (unaudited) — September 25, 2020 and March 31, 2020	4
	Condensed Consolidated Statements of Operations (unaudited) — Three-Month and Six-Month Periods Ended September 25, 2020 and September 27, 2019	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) — Three-Month and Six-Month Periods Ended September 25, 2020 and September 27, 2019	6
	Condensed Consolidated Statements of Shareholders' Equity (unaudited) — Three-Month and Six-Month Periods Ended September 25, 2020 and September 27, 2019	7
	Condensed Consolidated Statements of Cash Flows (unaudited) — Six-Month Periods Ended September 25, 2020 and September 27, 2019	9
	Notes to Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44
Signatures		45

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flex Ltd.
Singapore

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Flex Ltd. and its subsidiaries (the “Company”) as of September 25, 2020, the related condensed consolidated statements of operations, comprehensive income (loss) and shareholders' equity for the three-month and six-month periods ended September 25, 2020 and September 27, 2019, and the condensed consolidated statements of cash flows for the six-month periods ended September 25, 2020 and September 27, 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
October 30, 2020

FLEX LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 25, 2020	As of March 31, 2020
	(In millions, except share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,359	$1,923
Accounts receivable, net of allowance of $78 and $96, respectively	3,804	2,436
Contract assets	181	282
Inventories	3,611	3,785
Other current assets	524	660
Total current assets	10,479	9,086
Property and equipment, net	2,106	2,216
Operating lease right-of-use assets, net	614	605
Goodwill	1,088	1,065
Other intangible assets, net	241	262
Other assets	473	456
Total assets	$15,001	$13,690

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$63	$149
Accounts payable	5,046	5,108
Accrued payroll	419	364
Other current liabilities	1,629	1,590
Total current liabilities	7,157	7,211
Long-term debt, net of current portion	3,739	2,689
Operating lease liabilities, non-current	545	529
Other liabilities	445	430
Shareholders’ equity
Ordinary shares, no par value; 551,334,253 and 547,665,632 issued, and 501,094,898 and 497,426,277 outstanding, respectively	6,373	6,336
Treasury stock, at cost; 50,239,355 shares as of September 25, 2020 and March 31, 2020	(388)	(388)
Accumulated deficit	(2,737)	(2,902)
Accumulated other comprehensive loss	(133)	(215)
Total shareholders’ equity	3,115	2,831
Total liabilities and shareholders’ equity	$15,001	$13,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Six-Month Periods Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
	(In millions, except per share amounts) (Unaudited)
Net sales	$5,985	$6,088	$11,138	$12,264
Cost of sales	5,566	5,785	10,406	11,561
Restructuring charges	24	114	34	161
Gross profit	395	189	698	542
Selling, general and administrative expenses	193	205	384	415
Intangible amortization	16	16	31	33
Restructuring charges	11	14	11	23
Interest and other, net	22	50	51	103
Income (loss) before income taxes	153	(96)	221	(32)
Provision for income taxes	40	21	56	40
Net income (loss)	$113	$(117)	$165	$(72)

Earnings (loss) per share:
Basic	$0.23	$(0.23)	$0.33	$(0.14)
Diluted	$0.22	$(0.23)	$0.33	$(0.14)
Weighted-average shares used in computing per share amounts:
Basic	501	513	499	513
Diluted	504	513	503	513

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three-Month Periods Ended		Six-Month Periods Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
	(In millions) (Unaudited)
Net income (loss)	$113	$(117)	$165	$(72)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	31	(26)	45	(21)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	7	(12)	37	(17)
Comprehensive income (loss)	$151	$(155)	$247	$(110)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Three Months Ended September 25, 2020	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT JUNE 26, 2020	500	$5,961	$(2,850)	$(52)	$(119)	$(171)	$2,940
Issuance of Flex Ltd. vested shares under restricted share unit awards	1	—	—	—	—	—	—
Net income	—	—	113	—	—	—	113
Stock-based compensation	—	24	—	—	—	—	24
Total other comprehensive income	—	—	—	7	31	38	38
BALANCE AT SEPTEMBER 25, 2020	501	$5,985	$(2,737)	$(45)	$(88)	$(133)	$3,115

	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Six Months Ended September 25, 2020	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT MARCH 31, 2020	497	$5,948	$(2,902)	$(82)	$(133)	$(215)	$2,831
Issuance of Flex Ltd. vested shares under restricted share unit awards	4	—	—	—	—	—	—
Net Income	—	—	165	—	—	—	165
Stock-based compensation	—	37	—	—	—	—	37
Total other comprehensive income	—	—	—	37	45	82	82
BALANCE AT SEPTEMBER 25, 2020	501	$5,985	$(2,737)	$(45)	$(88)	$(133)	$3,115

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)

	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Three Months Ended September 27, 2019	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT JUNE 28, 2019	514	$6,099	$(2,945)	$(47)	$(105)	$(152)	$3,002
Repurchase of Flex Ltd. ordinary shares at cost	(6)	(60)	—	—	—	—	(60)
Issuance of Flex Ltd. vested shares under restricted share unit awards	1	—	—	—	—	—	—
Net loss	—	—	(117)	—	—	—	(117)
Stock-based compensation	—	19	—	—	—	—	19
Total other comprehensive loss	—	—	—	(12)	(26)	(38)	(38)
BALANCE AT SEPTEMBER 27, 2019	509	$6,058	$(3,062)	$(59)	$(131)	$(190)	$2,806

	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Six Months Ended September 27, 2019	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT MARCH 31, 2019	517	$6,136	$(3,012)	$(42)	$(110)	$(152)	$2,972
Repurchase of Flex Ltd. ordinary shares at cost	(11)	(112)	—	—	—	—	(112)
Exercise of stock options	—	—	—	—	—	—	—
Issuance of Flex Ltd. vested shares under restricted share unit awards	3	—	—	—	—	—	—
Net loss	—	—	(72)	—	—	—	(72)
Stock-based compensation	—	34	—	—	—	—	34
Cumulative effect on opening equity of adopting accounting standards and other	—	—	22	—	—	—	22
Total other comprehensive loss	—	—	—	(17)	(21)	(38)	(38)
BALANCE AT SEPTEMBER 27, 2019	509	$6,058	$(3,062)	$(59)	$(131)	$(190)	$2,806
The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Periods Ended
	September 25, 2020	September 27, 2019
	(In millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$165	$(72)
Depreciation, amortization and other impairment charges	346	357
Changes in working capital and other, net	(876)	(1,933)
Net cash used in operating activities	(365)	(1,648)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(185)	(272)
Proceeds from the disposition of property and equipment	14	53
Cash collections of deferred purchase price	—	1,840
Other investing activities, net	13	23
Net cash (used in) provided by investing activities	(158)	1,644
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	1,943	780
Repayments of bank borrowings and long-term debt	(1,005)	(864)
Payments for repurchases of ordinary shares	—	(112)
Other financing activities, net	2	328
Net cash provided by financing activities	940	132
Effect of exchange rates on cash and cash equivalents	19	(9)
Net increase in cash and cash equivalents	436	119
Cash and cash equivalents, beginning of period	1,923	1,697
Cash and cash equivalents, end of period	$2,359	$1,816

Non-cash investing activities:
Unpaid purchases of property and equipment	$54	$71

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

1.  ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION
Organization of the Company
Flex Ltd. ("Flex" or the "Company") was incorporated in the Republic of Singapore in May 1990. The Company's operations have expanded over the years through a combination of organic growth and acquisitions. The Company is the manufacturing partner of choice that helps a diverse customer base design and build products that improve the world. Through the collective strength of a global workforce across approximately 30 countries and responsible, sustainable operations, the Company delivers technology innovation, supply chain, and manufacturing solutions to diverse industries and end markets. In the first quarter of fiscal year 2021, the Company made certain changes in its organizational structure as part of its strategy to further drive growth and productivity with two focused delivery models. As a result, beginning in the first quarter of fiscal year 2021, the Company reports its financial performance based on two operating and reportable segments:
•Flex Agility Solutions ("FAS"), which is comprised of the following end markets:
◦Communications, Enterprise and Cloud ("CEC"), including data infrastructure, edge infrastructure and communication infrastructure;
◦Lifestyle, including appliances, consumer packaging, floorcare, micro mobility and audio; and
◦Consumer Devices, including mobile and high velocity consumer devices.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2020 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended September 25, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2021. Beginning in the second quarter of fiscal year 2021, the Company began reporting all dollar amounts in millions. In certain circumstances, this change in rounding resulted in line items being removed within prior year disclosures. Certain prior period amounts in the condensed consolidated financial statements, as well as in the Notes thereto, have been reclassified to conform to the current presentation.
The first quarters for fiscal years 2021 and 2020 ended on June 26, 2020, which is comprised of 87 days in the period, and June 28, 2019, which is comprised of 89 days in the period, respectively. The second quarters for fiscal years 2021 and 2020 ended on September 25, 2020 and September 27, 2019, which are comprised of 91 days in both periods.
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
The changes to the Company’s organizational structure noted above had no impact on the condensed consolidated financial statements. For comparability purposes, segment reporting for prior periods have been restated to conform to the current presentation. Refer to note 14, “Segment Reporting,” for additional information on the changes in operating and reportable segments.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things: allowances for doubtful accounts; inventory write-downs; valuation allowances for deferred tax assets; uncertain tax positions; valuation and useful lives of long-lived assets including property, equipment, and intangible assets; valuation of goodwill; valuation of investments in privately-held companies; asset impairments; fair values of financial instruments, including highly liquid investments, notes receivable and derivative instruments; restructuring charges; contingencies; warranty provisions; incremental borrowing rates in determining the present value of lease payments; accruals for potential price adjustments arising from customer contracts; fair values of assets obtained and liabilities assumed in business combinations; and the fair values of stock options and restricted share unit awards granted under the Company's stock-based compensation plans. Due to the COVID-19 pandemic, there has been and will continue to be uncertainty and disruption in the global economy and financial markets. The Company has made estimates and assumptions taking into consideration certain possible impacts due to COVID-19. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from previously estimated amounts, and such differences may be material to the condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.
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

2.  BALANCE SHEET ITEMS
Inventories
The components of inventories, net of applicable lower of cost and net realizable value write-downs, were as follows:

	As of September 25, 2020	As of March 31, 2020
	(In millions)
Raw materials	$2,662	$2,836
Work-in-progress	433	373
Finished goods	516	576
	$3,611	$3,785
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
Based on the latest assessment of its goodwill as of April 1, 2020, the Company determined that no impairment existed as of the date of the impairment test, because the fair value of each one of its reporting units exceeds its respective carrying value. In addition, goodwill was reallocated among each of the Company's six reporting units based on each reporting unit’s relative fair value as of April 1, 2020. The Company considered whether an interim impairment test should be performed as of September 25, 2020 and concluded that there were no events or changes in circumstances that indicated the carrying amount of goodwill may not be recoverable. It will perform its next annual impairment test on January 1, 2021. The following table summarizes the goodwill allocation as of April 1, 2020 and the activity during the six-month period ended September 25, 2020:

	FAS			FRS
	Communications, Enterprise and Cloud	Lifestyle	Consumer Devices	Automotive	Health Solutions	Industrial	Total
	(In millions)
Balance at April 1, 2020	$188	$131	$51	$174	$192	$329	$1,065
Foreign currency translation adjustments	—	—	—	21	2	—	23
Balance at September 25, 2020	$188	$131	$51	$195	$194	$329	$1,088

The components of acquired intangible assets are as follows:

	As of September 25, 2020			As of March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets:
Customer-related intangibles	$282	$(146)	$136	$275	$(128)	$147
Licenses and other intangibles	255	(150)	105	245	(130)	115
Total	$537	$(296)	$241	$520	$(258)	$262

The gross carrying amounts of intangible assets are removed when fully amortized. The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2021 (1)	$31
2022	53
2023	45
2024	44
2025	39
Thereafter	29
Total amortization expense	$241
____________________________________________________________
(1)Represents estimated amortization for the remaining fiscal six-month period ending March 31, 2021.
Other Current Liabilities
Other current liabilities include customer working capital advances of $356.1 million and $264.2 million, customer-related accruals of $203.3 million and $195.1 million, and current operating lease liabilities of $119.0 million and $114.1 million as of September 25, 2020 and March 31, 2020, respectively. The customer working capital advances are not interest-bearing, do not have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production.

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
In determining the appropriate amount of revenue to recognize, the Company applies the following steps: (i) identifies the contracts with the customers; (ii) identifies performance obligations in the contracts; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations per the contracts; and (v) recognizes revenue when (or as) the Company satisfies a performance obligation. Further, the Company assesses whether control of the product or services promised under the contract is transferred to the customer at a point in time (PIT) or over time (OT). The Company is first required to evaluate whether its contracts meet the criteria for OT recognition. The Company has determined that for a portion of its contracts the Company is manufacturing products for which there is no alternative use (due to the unique nature of the customer-specific product and IP restrictions) and the Company has an enforceable right to payment including a reasonable profit for work-in-progress inventory with respect to these contracts. As a result, revenue is recognized under these contracts OT based on the cost-to-cost method as it best depicts the transfer of control to the customer measured based on the ratio of costs incurred to date as compared to the total estimated costs at completion of the performance obligation. For all other contracts that do not meet these criteria, the Company recognizes revenue when it has transferred control of the related manufactured products which generally occurs upon delivery and passage of title to the customer.
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
A contract liability is recognized when the Company receives payments in advance of the satisfaction of performance and is included in other current liabilities on the condensed consolidated balance sheets. Contract liabilities, identified as deferred revenue, were $354.9 million and $361.5 million as of September 25, 2020 and March 31, 2020, respectively.
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated based on timing of transfer - point in time and over time - for the three and six-month periods ended September 25, 2020 and September 27, 2019, respectively.

	Three-Month Periods Ended		Six-Month Periods Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Timing of Transfer	(In millions)
FAS
Point in time	$2,823	$2,987	$5,269	$5,956
Over time	495	596	961	1,535
Total	3,318	3,583	6,230	7,491
FRS
Point in time	1,779	1,597	3,103	3,050
Over time	888	908	1,805	1,723
Total	2,667	2,505	4,908	4,773
Flex
Point in time	4,602	4,584	8,372	9,006
Over time	1,383	1,504	2,766	3,258
Total	$5,985	$6,088	$11,138	$12,264

4.  SHARE-BASED COMPENSATION
The Company's primary plan used for granting equity compensation awards is the 2017 Equity Incentive Plan (the "2017 Plan").
The following table summarizes the Company’s share-based compensation expense:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
	(In millions)
Cost of sales	$6	$4	$10	$7
Selling, general and administrative expenses	18	15	27	27
Total share-based compensation expense	$24	$19	$37	$34
Total unrecognized compensation expense related to share options under all plans as well as the number of options outstanding and exercisable were immaterial as of September 25, 2020.
During the six-month period ended September 25, 2020, the Company granted 10.9 million unvested restricted share unit ("RSU") awards. Of this amount, approximately 9.3 million are plain-vanilla unvested RSU awards that vest over a period of two to four years, with no performance or market conditions, and with an average grant date price of $10.31 per award. Further, approximately 1.6 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions. The average grant date fair value of these awards contingent on certain market conditions was estimated to be $15.03 per award and was calculated using a Monte Carlo simulation. The number of shares contingent on market conditions that ultimately will vest will range from zero up to a maximum of 3.2 million based on a measurement of the percentile rank of the Company’s total shareholder return over a certain specified period against the Standard and Poor’s (“S&P”) 500 Composite Index, and will cliff vest after a period of three years, to the extent such market conditions have been met.
As of September 25, 2020, approximately 20.9 million unvested RSU awards under all plans were outstanding, of which vesting for a targeted amount of 3.8 million awards is contingent primarily on meeting certain market conditions. The number of shares that will ultimately be issued can range from zero to 7.6 million based on the achievement levels of the respective conditions. During the six-month period ended September 25, 2020, no shares vested in connection with the awards with market conditions granted in fiscal year 2018.
As of September 25, 2020, total unrecognized compensation expense related to unvested RSU awards under all plans was approximately $182.5 million, and will be recognized over a weighted-average remaining vesting period of 2.3 years.

5.  EARNINGS (LOSS) PER SHARE
The following table reflects basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share attributable to the shareholders of Flex:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
	(In millions, except per share amounts)
Basic earnings (loss) per share:
Net income (loss)	$113	$(117)	$165	$(72)
Shares used in computation:
Weighted-average ordinary shares outstanding	501	513	499	513
Basic earnings (loss) per share	$0.23	$(0.23)	$0.33	$(0.14)

Diluted earnings (loss) per share:
Net income (loss)	$113	$(117)	$165	$(72)
Shares used in computation:
Weighted-average ordinary shares outstanding	501	513	499	513
Weighted-average ordinary share equivalents from stock options and RSU awards (1) (2) (3)	3	—	4	—
Weighted-average ordinary shares and ordinary share equivalents outstanding	504	513	503	513
Diluted earnings (loss) per share	$0.22	$(0.23)	$0.33	$(0.14)
____________________________________________________________
(1)An immaterial number of options to purchase ordinary shares were excluded from the computation of diluted earnings per share during the three and six-month periods ended September 25, 2020 and September 27, 2019, respectively, due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

(2)RSU awards of 3.5 million and 3.6 million for the three and six-month periods ended September 25, 2020, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents. RSU awards of 5.9 million and 5.5 million for the three and six-month periods ended September 27, 2019, respectively, were excluded from the computation of diluted earnings per share.

(3)As a result of the Company's net loss, ordinary shares equivalent from stock options and RSU awards of approximately 2.6 million for the three-month period ended September 27, 2019, and 3.3 million for the six-month period ended September 27, 2019, were excluded from the calculation of diluted earnings (loss) per share, due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

6.  BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt as of September 25, 2020 are as follows:

	As of September 25, 2020	As of March 31, 2020
	(In millions)
Term Loan, including current portion, due in installments through June 2022	—	433
5.000% Notes due February 2023	500	500
Term Loan due April 2024 - three-month Yen LIBOR plus 0.500%	318	310
4.750% Notes due June 2025	597	597
3.750% Notes due February 2026	696	—
4.875% Notes due June 2029	661	662
4.875% Notes due May 2030	696	—
India Facilities	138	138
Other	220	211
Debt issuance costs	(24)	(13)
	3,802	2,838
Current portion, net of debt issuance costs	(63)	(149)
Non-current portion	$3,739	$2,689
The weighted-average interest rate for the Company's long-term debt was 4.1% and 4.0% as of September 25, 2020 and March 31, 2020, respectively.
Scheduled repayments of the Company's bank borrowings and long-term debt as of September 25, 2020 are as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2021 (1)	$56
2022	216
2023	531
2024	53
2025	318
Thereafter	2,652
Total	$3,826
(1)Represents estimated repayments for the remaining fiscal six-month period ending March 31, 2021.
Notes due February 2026 and May 2030
In May 2020, the Company issued $425 million aggregate principal amount of 3.750% Notes due February 2026 (the "Existing 2026 Notes"), at 99.617% of face value and $325 million aggregate principal amount of 4.875% Notes due May 2030 (the "Existing 2030 Notes" and, together with the Existing 2026 Notes, the "Existing Notes"), at 99.562% of face value. In August 2020, as a further issuance of the Existing Notes, the Company issued under the same terms (other than the initial interest accrual date and first interest payment date for the additional 2026 Notes, and the initial offering price and the issue date for the additional 2026 and 2030 Notes), an additional $250 million of 3.750% Notes due February 2026 (together with the "Existing 2026 Notes" above, the "2026 Notes"), at 109.294% of face value, and $325 million of 4.875% Notes due May 2030 (together with the "Existing 2030 Notes" above, the "2030 Notes"), at 114.863% of face value. Immediately after the issuance of the additional notes issued in August 2020, the Company has $675 million aggregate principal amount of 3.750% Notes due 2026 outstanding and $650 million aggregate principal amount of 4.875% Notes due 2030 outstanding. The Company received in aggregate, proceeds of approximately $1.4 billion, net of discounts and after premiums, from the issuances, which have been used for working capital and other general corporate purposes, in addition to repaying the term loan due June 2022. The Company incurred and capitalized as a direct reduction to the carrying amount of the Notes presented on the balance sheet approximately $12.8 million of costs in conjunction with the issuance of the Notes.
Interest on the 2026 Notes and the 2030 Notes is payable semi-annually, commencing on August 1, 2020 and November 12, 2020, respectively, except that interest on the additional 2026 Notes is payable commencing February 1, 2021. The Notes are senior unsecured obligations of the Company and rank equally with all of the Company's other existing and future senior and unsecured debt obligations.

The indenture governing the Notes contains covenants that, among other things, restrict the ability of the Company and certain of the Company's subsidiaries to create liens; enter into sale-leaseback transactions; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's assets to, another person, or permit any other person to consolidate, merge, combine or amalgamate with or into the Company. These covenants are subject to a number of significant limitations and exceptions set forth in the indenture. The indenture also provides for customary events of default, including, but not limited to, cross defaults to certain specified other debt of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Notes will become due and payable immediately without further action or notice. If any other event of default under the indenture occurs or is continuing, the trustee or holders of at least 25% in aggregate principal amount of the then outstanding 2026 Notes or 2030 Notes may declare all of such series of Notes to be due and payable immediately, but upon certain conditions such declaration and its consequences may be rescinded and annulled by the holders of a majority in principal amount of such series of Notes. As of September 25, 2020, the Company was in compliance with the covenants in the indenture governing the Notes.

7.  INTEREST AND OTHER, NET
Interest and other, net for the three and six-month periods ended September 25, 2020 and September 27, 2019 are primarily composed of the following:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
	(In millions)
Interest expenses on debt obligations (1)	$38	$38	$71	$79
ABS and AR sales programs related expenses	3	12	7	25
Interest income	(3)	(5)	(6)	(10)
Gain on foreign exchange transactions	(5)	(3)	(5)	(4)

(1)Interest expense on debt obligations for the three and six-month periods ended September 27, 2019 include debt extinguishment costs of $2.4 million and $6.5 million, respectively, related to the full repayments of the Notes due February 2020 and the Term Loan due November 2021. There were immaterial debt extinguishment costs incurred during the second quarter of fiscal year 2021 from the repayment of the term loan due June 2022.

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
As of September 25, 2020, the aggregate notional amount of the Company’s outstanding foreign currency derivative contracts was $8.9 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In millions)
Cash Flow Hedges
CNY	1,958	—	$288	$—
JPY	33,525	—	300	—
MXN	4,946	—	223	—
Other	N/A	N/A	356	71
			1,167	71
Other Foreign Currency Contracts
BRL	—	792	—	143
CNY	4,062	1,316	591	193
EUR	1,834	1,997	2,144	2,335
GBP	69	89	88	114
HUF	53,376	52,554	170	168
ILS	354	—	102	—
MXN	4,550	2,833	205	128
MYR	1,618	1,290	390	311
SEK	634	748	72	83
Other	N/A	N/A	213	209
			3,975	3,684

Total Notional Contract Value in USD			$5,142	$3,755
As of September 25, 2020, the fair value of the Company’s short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the condensed consolidated statements of operations. As of September 25, 2020 and March 31, 2020, the Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. Deferred gains were $7.6 million as of September 25, 2020, and are expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations primarily over the next twelve-month period, except for the USD JPY cross currency swap, which is further discussed below.
The Company entered into a USD JPY cross currency swap to hedge the foreign currency risk on the JPY term loan due April 2024, and the fair value of the cross currency swap was included in other assets as of September 25, 2020. The changes in fair value of the USD JPY cross currency swap are reported in accumulated other comprehensive loss, with the impact of the excluded component reported in interest and other, net. In addition, a corresponding amount is reclassified out of accumulated other comprehensive loss to interest and other, net to offset the remeasurement of the underlying JPY loan principal which also impacts the same line.

The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 25, 2020	March 31, 2020	Balance Sheet Location	September 25, 2020	March 31, 2020
	(In millions)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$22	$7	Other current liabilities	$13	$47
Foreign currency contracts	Other assets	$19	$14	Other liabilities	$—	$—

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$26	$83	Other current liabilities	$21	$103
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

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	September 25, 2020			September 27, 2019
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Beginning balance	$(52)	$(119)	$(171)	$(47)	$(105)	$(152)
Other comprehensive gain (loss) before reclassifications	11	31	42	(3)	(26)	(29)
Net losses reclassified from accumulated other comprehensive loss	(4)	—	(4)	(9)	—	(9)
Net current-period other comprehensive gain (loss)	7	31	38	(12)	(26)	(38)
Ending balance	$(45)	$(88)	$(133)	$(59)	$(131)	$(190)

	Six-Month Periods Ended
	September 25, 2020			September 27, 2019
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Beginning balance	$(82)	$(133)	$(215)	$(42)	$(110)	$(152)
Other comprehensive gain (loss) before reclassifications	30	45	75	(9)	(21)	(30)
Net (gains) losses reclassified from accumulated other comprehensive loss	7	—	7	(8)	—	(8)
Net current-period other comprehensive gain (loss)	37	45	82	(17)	(21)	(38)
Ending balance	$(45)	$(88)	$(133)	$(59)	$(131)	$(190)
Substantially all unrealized losses and gains relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three and six-month periods ended September 25, 2020, respectively, were recognized as a component of cost of sales in the condensed consolidated statement of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges.

10.  TRADE RECEIVABLES SECURITIZATION
The Company sells trade receivables under two asset-backed securitization programs and an accounts receivable factoring program.
Asset-Backed Securitization Programs
The Company continuously sells designated pools of trade receivables under its Global Asset-Backed Securitization Agreement (the “Global Program”) and its North American Asset-Backed Securitization Agreement (the “North American Program,” and together with the Global Program, the “ABS Programs”) to affiliated special purpose entities, each of which in turn sells the receivables to unaffiliated financial institutions. Under these programs, the entire purchase price of sold receivables are paid in cash. The ABS Programs contain guarantees of payment by the special purpose entities, in amounts equal to approximately the net cash proceeds under the programs, and are collateralized by certain receivables held by the special purpose entities. The fair value of the guarantee obligation was immaterial as of September 25, 2020 and March 31, 2020, respectively. The accounts receivable balances sold under the ABS Programs were removed from the condensed consolidated balance sheets and the cash proceeds received by the Company were included as cash provided by operating activities in the condensed consolidated statements of cash flows.
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
The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.1% to 0.5% of serviced receivables per annum. Servicing fees recognized during the three and six-month periods ended September 25, 2020 and September 27, 2019 were not material and are included in interest and other, net within the condensed consolidated statements of operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized.
As of September 25, 2020 and March 31, 2020, approximately $11.2 million and $0.8 billion, respectively, of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds for the same amount.
 For the six-month periods ended September 25, 2020 and September 27, 2019, cash flows from sales of receivables under the ABS Programs consisted of approximately $4.3 billion and $3.2 billion, respectively, for transfers of receivables. The six-

month period ended September 27, 2019 also included approximately $1.8 billion for collections on deferred purchase price receivables (effective November 2019, the Company no longer holds a deferred purchase price receivables balance). The Company's cash flows from transfers of receivables consist primarily of proceeds from collections reinvested in revolving-period transfers. Cash flows from new transfers were not significant for all periods presented.
Trade Accounts Receivable Sale Programs
The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $0.1 billion and $0.4 billion as of September 25, 2020 and March 31, 2020, respectively. For the six-month periods ended September 25, 2020 and September 27, 2019, total accounts receivable sold to certain third-party banking institutions was approximately $0.5 billion and $0.9 billion, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received were included as cash provided by operating activities in the condensed consolidated statements of cash flows.

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
The Company has deferred compensation plans for its officers and certain other employees. Amounts deferred under the plans are invested in hypothetical investments selected by the participant or the participant’s investment manager. The Company’s deferred compensation plan assets are included in other noncurrent assets on the condensed consolidated balance sheets and include investments in equity securities that are valued using active market prices. There were no investments classified as level 1 in the fair value hierarchy as of September 25, 2020 and March 31, 2020.
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
The Company has accrued for contingent consideration in connection with its business acquisitions as applicable, which is measured at fair value based on certain internal models and unobservable inputs. There were no contingent consideration liabilities outstanding as of September 25, 2020 and March 31, 2020.
There were no transfers between levels in the fair value hierarchy during the six-month periods ended September 25, 2020 and September 27, 2019.

Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 25, 2020 and March 31, 2020:

	Fair Value Measurements as of September 25, 2020
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$972	$—	$972
Foreign currency contracts (Note 8)	—	67	—	67
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	49	—	49
Liabilities:
Foreign currency contracts (Note 8)	$—	$(34)	$—	$(34)

	Fair Value Measurements as of March 31, 2020
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$404	$—	$404
Foreign currency contracts (Note 8)	—	104	—	104
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	49	—	49
Liabilities:				0
Foreign currency contracts (Note 8)	$—	$(149)	$—	$(149)
Other financial instruments
The following table presents the Company’s major debts not carried at fair value:

	As of September 25, 2020		As of March 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In millions)
Term Loan, including current portion, due in installments through June 2022	$—	$—	$433	$414	Level 1
5.000% Notes due February 2023	500	545	500	500	Level 1
Term Loan due April 2024 - three-month Yen LIBOR plus 0.500%	318	318	310	310	Level 2
4.750% Notes due June 2025	597	675	597	613	Level 1
3.750% Notes due February 2026	696	760	—	—	Level 1
4.875% Notes due June 2029	661	760	662	628	Level 1
4.875% Notes due May 2030	696	795	—	—	Level 1
Euro Term Loans	167	167	208	208	Level 2
India Facilities	138	138	138	138	Level 2
The Term Loan due June 2022, and the Notes due February 2023, June 2025, February 2026, June 2029 and May 2030 are valued based on broker trading prices in active markets.
The Company values its Term Loan due April 2024, India Facilities, and Euro Term Loans due March 2021 and January 2022 based on the current market rate, and as of September 25, 2020, the carrying amounts approximate fair values.

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
From time to time, the Company enters into IP licenses (e.g., patent licenses and software licenses) with third-parties which obligate the Company to report covered behavior to the licensor and pay license fees to the licensor for certain activities or products, or that enable the Company's use of third-party technologies. The Company may also decline to enter into licenses for intellectual property that it does not think is useful for or used in its operations, or for which its customers or suppliers have licenses or have assumed responsibility. Given the diverse and varied nature of its business and the location of its business around the world, certain activities the Company performs, such as providing assembly services in China and India, may fall outside the scope of those licenses or may not be subject to the applicable intellectual property rights. The Company's licensors may disagree and claim royalties are owed for such activities. In addition, the basis (e.g., base price) for any royalty amounts owed are audited by licensors and may be challenged. Some of these disagreements, may lead to claims and litigation that might not be resolved in the Company's favor. Additionally, litigation could be lengthy and costly and could materially harm the Company's financial condition regardless of the outcome. In March 2018, the Company received an inquiry from a licensor referencing its patent license agreement with the Company, and requesting information relating to royalties for products that the Company assembles for a customer in China. The Company and licensor agreed to an immaterial settlement.
On May 8, 2018, a putative class action was filed in the Northern District of California against the Company and certain officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, alleging misstatements and/or omissions in certain of the Company’s financial results, press releases and SEC filings made during the putative class period of January 26, 2017 through April 26, 2018. On October 1, 2018, the Court appointed lead plaintiff and lead plaintiff’s counsel in the case. On November 28, 2018, lead plaintiff filed an amended complaint alleging misstatements and/or omissions in certain of the Company’s SEC filings, press releases, earnings calls, and analyst and investor conferences and expanding the putative class period through October 25, 2018. On April 3, 2019, the Court vacated its prior order appointing lead plaintiff and lead plaintiff’s counsel and reopened the lead plaintiff appointment process. On September 26, 2019, the Court appointed a new lead plaintiff and lead plaintiff’s counsel in the case. On November 8, 2019, lead plaintiff filed a further amended complaint. On December 4, 2019, defendants filed a motion to dismiss the amended complaint. On May 29, 2020, the Court granted defendants’ motion to dismiss without prejudice and gave lead plaintiff 30 days to amend. On June 29, 2020, lead plaintiff filed a further amended complaint. On July 27, 2020, defendants filed a motion to dismiss the amended complaint. The motion has been fully briefed and defendants’ motion to dismiss is set for hearing on December 3, 2020. The Company believes that the claims are without merit and intends to vigorously defend this case.
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
One of the Company's Brazilian subsidiaries has received assessments for certain sales and import taxes. There were originally six tax assessments totaling 373.7 million Brazilian reals (approximately USD $67.3 million based on the exchange rate as of September 25, 2020). Four of the assessments are in various stages of the review process at the administrative level; the Company successfully defeated one of the six assessments in September 2019 (totaling approximately 60.5 million Brazilian reals or USD $10.9 million); that assessment remains subject to appeal and no tax proceeding has been finalized yet. The Company was unsuccessful at the administrative level for one of the assessments and filed an annulment action in federal court in Sao Paolo, Brazil on March 23, 2020; the value of that assessment is 33.9 million Brazilian reals (approximately USD $6.1 million). The Company believes there is no legal basis for any of these assessments and that it has meritorious defenses. The Company will continue to vigorously oppose all of these assessments, as well as any future assessments. The Company does not expect final judicial determination on any of these claims for several years.
On February 14, 2019, the Company submitted an initial notification of voluntary disclosure to the U.S. Department of the Treasury, Office of Foreign Assets Control ("OFAC") regarding possible noncompliance with U.S. economic sanctions requirements among certain non-U.S. Flex-affiliated operations. On September 28, 2020, the Company made a submission to OFAC that completed the Company’s voluntary disclosure based on the results of an internal investigation regarding the matter. The Company intends to continue to cooperate fully with OFAC in this matter going forward. Nonetheless, it is reasonably possible that the Company could be subject to penalties that could have a material adverse effect on the Company’s financial position, results of operations or cash flows.
A foreign Tax Authority (“Tax Authority”) has assessed a cumulative total of approximately $145.4 million in taxes owed for multiple Flex legal entities within its jurisdiction for various fiscal years ranging from fiscal year 2010 through fiscal year 2018. The assessed amounts related to the denial of certain deductible intercompany payments. The Company disagrees with the Tax Authority’s assessments and is actively contesting the assessments through the administrative and judicial processes.
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

13.  SHARE REPURCHASES
During the six-month period ended September 25, 2020, the Company made no repurchases of shares.
Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $500 million in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of Annual General Meeting held on August 7, 2020. As of September 25, 2020, shares in the aggregate amount of $500 million were available to be repurchased under the current plan.

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
The FAS segment is optimized for speed to market at any volume based on a highly flexible supply and manufacturing system. The Company realigned the majority of the customers under the former Communications & Enterprise Compute ("CEC") and Consumer Technologies Group ("CTG") segments under the new FAS segment. Certain customers that were in the former Industrial and Emerging Industries ("IEI") segment that meet the above delivery model were also consolidated into the FAS segment. FAS is now comprised of the following end markets that represent reportable units:
•Communications, Enterprise and Cloud ("CEC"), including data infrastructure, edge infrastructure and communication infrastructure;
•Lifestyle, including appliances, consumer packaging, floorcare, micro mobility and audio; and
•Consumer Devices, including mobile and high velocity consumer devices.
The FRS segment is optimized for longer product lifecycles requiring complex ramps at any volume with specialized production models and critical environments. The Company consolidated the majority of its customers under the former High Reliability Solutions ("HRS") and IEI segments into the new FRS segment. FRS is now comprised of the following end markets that represent reportable units:
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

	Three-Month Periods Ended		Six-Month Periods Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
	(In millions)
Net sales:
Flex Agility Solutions	$3,318	$3,583	$6,230	$7,491
Flex Reliability Solutions	2,667	2,505	4,908	4,773
	$5,985	$6,088	$11,138	$12,264
Segment income and reconciliation of income before tax:
Flex Agility Solutions	$88	$94	$160	$203
Flex Reliability Solutions	179	159	294	289
Corporate and Other	(20)	(26)	(44)	(57)
Total segment income	247	227	410	435
Reconciling items:
Intangible amortization	16	16	31	33
Stock-based compensation	24	19	37	34
Customer related asset impairments (recoveries) (1)	(3)	91	(3)	91
Restructuring charges (Note 15)	35	128	45	185
Legal and other (2)	—	19	28	21
Interest and other, net	22	50	51	103
Income before income taxes	$153	$(96)	$221	$(32)
(1)Customer related asset impairments for the three-month and six-month periods ended September 25, 2020 were not material and for the three-month and six-month periods ended September 27, 2019 primarily relate to additional provision for doubtful accounts receivable, and reserves for excess and obsolete inventory for certain customers experiencing financial difficulties and/or related to inventory that will not be recovered due to significant reductions in future customer demand as the Company reduced its exposure to certain higher volatility businesses.
(2)Legal and other consists of costs not directly related to core business results and may include matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims and other issues on a global basis. During the first quarter of fiscal year 2021, the Company accrued for certain loss contingencies where losses are considered probable and estimable.

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

During the three-month and six-month periods ended September 25, 2020, the Company recognized approximately $35.4 million and $45.1 million of restructuring charges, respectively, most of which related to employee severance.
During the first half of fiscal year 2020 in connection with geopolitical developments and uncertainties at the time, primarily impacting one customer in China, the Company experienced a reduction in demand for products assembled for that customer. As a result, the Company accelerated its strategic decision to reduce its exposure to certain high-volatility products in both China and India. The Company also initiated targeted activities to restructure its business to further reduce and streamline its cost structure. During the three-month and six-month periods ended September 27, 2019, the Company recognized $128.3 million and $184.5 million of restructuring charges, respectively. The Company incurred cash charges of approximately $97.0 million and $127.8 million, respectively, that were predominantly for employee severance, and non-cash charges of $31.3 million and $56.7 million, respectively, primarily related to asset impairments during the three and six-month periods ended September 27, 2019.
The following table summarizes the provisions, respective payments, and remaining accrued balance as of September 25, 2020 for charges incurred during the six-month period ended September 25, 2020:

	Severance	Long-Lived Asset Impairment	Other Exit Costs	Total
	(In millions)
Balance as of March 31, 2020	$20	$—	$4	$24
Provision for charges incurred during the six-month period ended September 25, 2020	42	3	—	45
Cash payments for charges incurred in the fiscal year 2020 and prior	(13)	—	(1)	(14)
Cash payments for charges incurred during the six-month period ended September 25, 2020	(20)	—	(1)	(21)
Non-cash charges incurred during the six-month period ended September 25, 2020	—	(3)	1	(2)
Balance as of September 25, 2020	29	—	3	32
Less: Current portion (classified as other current liabilities)	29	—	3	32
Accrued restructuring costs, net of current portion (classified as other liabilities)	$—	$—	$—	$—

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

OVERVIEW
We are the manufacturing partner of choice that helps a diverse customer base design and build products that improve the world. Through the collective strength of a global workforce across approximately 30 countries and responsible, sustainable operations, the Company delivers technology innovation, supply chain, and manufacturing solutions to diverse industries and end markets. In the first quarter of fiscal year 2021, the Company made certain changes in its organization structure as part of its strategy to further drive efficiency and productivity with two focused delivery models. As a result, the Company now reports its financial performance based on two reportable segments:
•Flex Agility Solutions ("FAS"), which is comprised of the following end markets:
◦Communications, Enterprise and Cloud ("CEC"), including data infrastructure, edge infrastructure and communication infrastructure;
◦Lifestyle, including appliances, consumer packaging, floorcare, micro mobility and audio; and
◦Consumer Devices, including mobile and high velocity consumer devices.

•Flex Reliability Solutions ("FRS"), which is comprised of the following end markets:
◦Automotive, including autonomous, connectivity, electrification, and smart technologies;
◦Health Solutions, including medical devices, medical equipment and drug delivery; and
◦Industrial, including capital equipment, industrial devices, renewable and grid edge, and power systems.
Refer to "note 14 - Segment Reporting,” to the condensed consolidated financial statements for additional information on the changes in operating and reportable segments.
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
During the first half of fiscal year 2020 in connection with geopolitical developments and uncertainties at the time, primarily impacting one customer in China, we experienced a reduction in demand for products assembled for that customer. As a result, we accelerated our strategic decision to reduce our exposure to certain high-volatility products in both China and India. We also initiated targeted activities to restructure our business to further reduce and streamline our cost structure. During the first half of fiscal year 2021, in order to support the Company’s strategy and build a sustainable organization, and after considering that the economic recovery from the pandemic will be slower than anticipated, the Company has identified and is engaging in certain structural changes.
We believe that our continued business transformation is strategically positioning us to take advantage of the long-term, future growth prospects for outsourcing of advanced manufacturing capabilities, design and engineering services and after-market services.
Update on the Impact of COVID-19 on our Business
As anticipated, our results were negatively impacted by COVID-19 disruptions to our factories, workforce, and suppliers most notably in our first quarter as the impact from the pandemic extended throughout the entire quarter. Total COVID-19 related costs incurred over the first half of the fiscal year 2021 were over $130 million and were primarily comprised of enhanced health and safety protocols, incremental labor incentives, incremental supply chain costs and forced under-absorption of idle and underutilized labor and overhead costs. As we expected, these incremental costs persisted in our second quarter, but declined significantly from the June quarter as demand improved.
While both the FAS and FRS segments experienced sequential growth, COVID-19 related demand and production pressures remain in certain end markets that we serve. Net sales declined $0.1 billion and $1.1 billion during the three-month and six-month periods ended September 25, 2020 versus the prior year periods, primarily due to declines noted in the FAS segment. Included in the FRS segment, our Health Solutions business performed well during the first half of the fiscal year driven by the increased demand for critical care products and diagnostics and patient monitoring programs. Our factories were productive for the entire second quarter resulting in second quarter sales recovering specifically for the automotive businesses that were shut down during the majority of the first quarter. However, this business is still operating at a revenue run rate that is below pre-pandemic levels which we expect to continue in the near term. In addition, while we anticipate revenue will continue to improve across our end markets, we believe that our businesses tied to consumer spending, such as Lifestyle and Consumer Devices, will continue to be impacted if there is a prolonged demand slowdown. Refer to “Risk Factors - The COVID-19 pandemic has materially and adversely affected our business and results of operations. The duration and extent to which it will continue to adversely impact our business and results of operations remains uncertain and could be material,” as disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.
As part of our continuous response to the outbreak, we maintained salary cuts, furloughs and other programs to cut costs that were initiated at the beginning of our first quarter through the second quarter. This also included aggressively reducing discretionary corporate spend. Employees that have been operating on a work-from-home basis are continuing to do so. While there still remains an elevated degree of uncertainty, we have removed specific austerity measures involving employee compensation. Further, to continue to support our strategy and build a sustainable organization, and after considering that the economic recovery will be slower than anticipated, we have identified and are continuing to engage in certain structural changes. See additional discussion regarding these restructuring actions below under "Restructuring charges".
We are continuously evaluating our capital structure in response to the current environment and expect that our current financial condition, including our liquidity sources are adequate to fund future commitments. See additional discussion in the Liquidity and Capital Resources section below.
Business Overview

We are one of the world's largest providers of global supply chain solutions, with revenues of $11.1 billion for the six-month period ended September 25, 2020 and $24.2 billion in fiscal year 2020. The following tables set forth the relative percentages and dollar amounts of net sales by region and by country, and net property and equipment by country, based on the location of our manufacturing sites (amounts may not sum due to rounding):

	Three-Month Periods Ended				Six-Month Periods Ended
	September 25, 2020		September 27, 2019		September 25, 2020		September 27, 2019
	(In millions)
Net sales by region:
Americas	$2,453	41%	$2,572	42%	$4,557	41%	$5,031	41%
Asia	2,277	38%	2,368	39%	4,290	39%	4,947	40%
Europe	1,255	21%	1,148	19%	2,291	20%	2,286	19%
	$5,985		$6,088		$11,138		$12,264

Net sales by country:
China	$1,493	25%	$1,446	24%	$2,910	26%	$2,897	24%
Mexico	1,153	19%	1,158	19%	2,060	18%	2,237	18%
U.S.	895	15%	907	15%	1,764	16%	1,711	14%
Malaysia	433	7%	408	7%	732	7%	834	7%
Brazil	389	6%	489	8%	711	6%	1,044	9%
Hungary	307	5%	321	5%	557	5%	642	5%
Israel	189	3%	186	3%	376	3%	370	3%
Other	1,126	20%	1,173	19%	2,028	19%	2,529	20%
	$5,985		$6,088		$11,138		$12,264

	As of		As of
Property and equipment, net:	September 25, 2020		March 31, 2020
	(In millions)
Mexico	$536	25%	$555	25%
U.S.	365	17%	378	17%
China	346	16%	396	18%
India	185	9%	207	9%
Malaysia	105	5%	111	5%
Hungary	101	5%	100	4%
Other	468	23%	469	22%
	$2,106		$2,216
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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales (amounts may not sum due to rounding). The financial information and the discussion below should be read together with the condensed consolidated financial statements and notes thereto included in this document. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020. As previously disclosed, we made certain changes in our organization structure. As a result of these changes, we revised our reportable segments as further discussed in note 14 to the condensed consolidated financial statements. There was no change to our condensed consolidated financial statements. For comparability purposes, segment reporting for the prior period has been recast to conform to the current presentation.

	Three-Month Periods Ended		Six-Month Periods Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	93.0	95.0	93.4	94.3
Restructuring charges	0.4	1.9	0.3	1.3
Gross profit	6.6	3.1	6.3	4.4
Selling, general and administrative expenses	3.2	3.4	3.4	3.4
Intangible amortization	0.3	0.3	0.3	0.3
Restructuring charges	0.2	0.2	0.1	0.2
Interest and other, net	0.4	0.8	0.5	0.8
Income (loss) before income taxes	2.6	(1.6)	2.0	(0.3)
Provision for income taxes	0.7	0.3	0.5	0.3
Net income (loss)	1.9%	(1.9)%	1.5%	(0.6)%
Net sales
The following table sets forth our net sales by segment, and their relative percentages (amounts may not sum due to rounding):

	Three-Month Periods Ended				Six-Month Periods Ended
	September 25, 2020		September 27, 2019		September 25, 2020		September 27, 2019
	(In millions)
Net sales:
Flex Agility Solutions	$3,318	55%	$3,583	59%	$6,230	56%	$7,491	61%
Flex Reliability Solutions	2,667	45%	2,505	41%	4,908	44%	4,773	39%
	$5,985		$6,088		$11,138		$12,264

Net sales during the three-month period ended September 25, 2020 totaled $6.0 billion, representing a decrease of approximately $0.1 billion, or 2% from $6.1 billion during the three-month period ended September 27, 2019. Net sales for our FAS segment decreased $265 million, or 7%, primarily driven by a decrease of approximately 30% in revenue from our Consumer Devices business resulting from lower demand due to the impact of COVID-19, and our continued strategic shift away from high volatility, short cycle businesses that we initiated in the prior year. The majority of COVID-19 related supplier constraints noted in the first quarter were abated in the second quarter of fiscal year 2021. Net sales for our FRS segment increased $162 million, or 6%, primarily due to an increase of over 30% in sales in our Health Solution business as a result of increased demand for critical care products and diagnostics and patient monitoring programs. Net sales decreased $119 million to $2.5 billion in the Americas, $91 million to $2.3 billion in Asia, partially offset by an increase of $107 million to $1.3 billion in Europe.
Net sales during the six-month period ended September 25, 2020 totaled $11.1 billion, representing a decrease of approximately $1.1 billion, or 9% from $12.3 billion during the six-month period ended September 27, 2019. The decrease in net sales was most notable in our FAS segment, down $1.3 billion, or 17%, from the prior year, mainly due to a drop of approximately 50% in our Consumer Devices business led by the same factors described above. Offsetting a portion of the overall decline in revenue was an increase in revenues from the FRS segment of $135 million, or 3%, driven primarily by an increase of 25% in sales from our Health Solutions business, as noted above, and an increase of 10% in our Industrial business led by strong demand. These increases in our FRS segment were offset by a drop of approximately 30% in our Automotive business due to the factory shutdowns in the first quarter of fiscal year 2021. Net sales decreased $657 million to $4.3 billion in Asia, $474 million to $4.6 billion in the Americas, partially offset by a modest increase of $5 million to $2.3 billion in Europe.
Our ten largest customers, during the three and six-month periods ended September 25, 2020 and September 27, 2019, accounted for approximately 39% and 38% of net sales, respectively. Our ten largest customers, during the three and six-month periods ended September 27, 2019, accounted for approximately 39% of net sales for each of the periods. No customer accounted for more than 10% of net sales during the three and six-month periods ended September 25, 2020 or September 27, 2019.
Cost of sales

Cost of sales is affected by a number of factors, including the number and size of new manufacturing programs, product mix, labor cost fluctuations by region, component costs and availability and capacity utilization.
Cost of sales during the three-month period ended September 25, 2020 totaled $5.6 billion, representing a decrease of approximately $0.2 billion, or 4% from $5.8 billion during the three-month period ended September 27, 2019. The decrease in cost of sales for the three-month period is more notable in our FAS segment. Cost of sales in FAS for the three-month period ended September 25, 2020 declined 7%, or $249 million from the three-month period ended September 27, 2019, which is in line with the overall 7% decrease in FAS revenue during the same period primarily as a result of COVID-19 impacting our Consumer Devices businesses, coupled with our targeted disengagement of high volatility, short cycle businesses initiated in the prior year. This was partially offset by the $145 million or 6% increase of cost of sales in FRS, from the second quarter of fiscal year 2020 in line with the overall 6% increase in FRS revenue during the same period, as our Health Solutions businesses continued to ramp as discussed above. Cost of sales was also higher in the prior year due to $88 million of customer assets impairment charges for customers that were experiencing financial difficulties as well as the write-down of inventory not recoverable due to significant reductions in future customer demand as we reduced our exposure to certain higher volatility businesses.
Cost of sales during the six-month period ended September 25, 2020 totaled $10.4 billion, representing a decrease of approximately $1.2 billion, or 10% from $11.6 billion during the six-month period ended September 27, 2019. Cost of sales in FAS for the six-month period ended September 25, 2020 decreased $1.2 billion or 17% from the six-month period ended September 27, 2019. Offsetting the decrease in cost of sales in FAS is an increase of $0.2 billion, or 4%, related to the FRS segment during the six-month period ended September 25, 2020. These fluctuations are consistent with the associated changes in net sales noted above. Cost of sales was also higher in the prior year due to $88 million of customer assets impairment charges and write-down of inventory, as discussed in the three-months period above.
Gross profit
Gross profit is affected by a fluctuations in costs of sales elements as outlined above and further by product life cycles, unit volumes, pricing, competition, new product introductions, and the expansion or consolidation of manufacturing facilities, as well as specific restructuring activities initiated from time to time. The flexible design of our manufacturing processes allows us to manufacture a broad range of products in our facilities and better utilize our manufacturing capacity across our diverse geographic footprint and service customers from all segments. In the cases of new programs, profitability normally lags revenue growth due to product start-up costs, lower manufacturing program volumes in the start-up phase, operational inefficiencies, and under-absorbed overhead. Gross margin for these programs often improves over time as manufacturing volumes increase, as our utilization rates and overhead absorption improve, and as we increase the level of manufacturing services content. As a result of these various factors, our gross margin varies from period to period.
Gross profit during the three-month period ended September 25, 2020 increased $206 million to $395 million, or 6.6% of net sales, from $189 million, or 3.1% of net sales, during the three-month period ended September 27, 2019. Gross margin improved 350 basis points during the same period. The increase in gross profit and gross margin resulted primarily from a higher mix of more profitable business in fiscal year 2021 versus the prior year. As noted above, the relative percentage of revenue from our FRS segment increased to 45% from 41%. FRS carries a higher gross profit percentage than FAS. Gross profit also was impacted by lower restructuring costs, $24 million in the three-month period ended September 25, 2020, versus $114 million in the three-month period ended September 27, 2019, a decline of $90 million which is primarily due to charges taken in fiscal year 2020 due to geopolitical challenges and uncertainties which impacted certain of our customers. Finally, gross profit increased due to the $88 million of customer assets impairment charges recorded in the prior year for customers that were experiencing financial difficulties coupled with the write-down of inventory not recoverable due to the significant reductions in future customer demand as we reduced our exposure to certain higher volatility businesses.
Gross profit during the six-month period ended September 25, 2020 increased $156 million to $698 million, or 6.3% of net sales, from $542 million, or 4.4% of net sales, during the six-month period ended September 27, 2019. Gross margin improved 190 basis points during the same period. The increase in gross profit and gross margin during the six-month period ended September 25, 2020 primarily resulted from the same factors impacting the three-month period as described above relating to the higher restructuring and customer assets impairment charges incurred in fiscal year 2020, which was partially offset by the decline in revenue and gross profit in our Consumer Devices and Automotive end markets reflecting COVID-19 demand and production pressures during the first half of fiscal year 2021.
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

The following table sets forth segment income and margins (amounts may not sum due to rounding):

	Three-Month Periods Ended				Six-Month Periods Ended
	September 25, 2020		September 27, 2019		September 25, 2020		September 27, 2019
	(In millions)
Segment income:
Flex Agility Solutions	$88	2.7%	$94	2.6%	$160	2.6%	$203	2.7%
Flex Reliability Solutions	179	6.7%	159	6.3%	294	6.0%	289	6.1%
FAS segment margin increased 10 basis points, to 2.7% for the three-month period ended September 25, 2020, from 2.6% for the three-month period ended September 27, 2019. The margin increase was driven by additional flow through revenue from new programs in our CEC business and recovered demand in our Lifestyle end market, coupled with the austerity measures taken by the Company in response to the outbreak, partially offset with direct COVID-19 related expenses in the current quarter and decline in Consumer Devices that experienced some headwinds due to less favorable mix and continued pruning to align with our forward strategy. The FAS segment margin decreased 10 basis points, to 2.6% for the six-month period ended September 25, 2020, from 2.7% for the six-month period ended September 27, 2019. The decrease in FAS segment margin during the six-month period is primarily the result of elevated under-absorption and supply chain constraints specifically in our Consumer Devices end market throughout the first quarter and to a lesser extent, the second quarter of fiscal year 2021.
FRS segment margin increased 40 basis points, to 6.7% for the three-month period ended September 25, 2020, from 6.3% for the three-month period ended September 27, 2019. The margin improvement was driven by favorable mix impacting our Industrial and Health Solutions end markets, coupled with the austerity measures taken by the Company in response to the COVID-19 outbreak which more than offset the related direct COVID-19 expenses as well as ramp costs for certain new programs in the Health Solutions businesses. FRS segment margin decreased 10 basis points, to 6.0% for the six-month period ended September 25, 2020, from 6.1% for the six-month period ended September 27, 2019. The decrease in FRS segment margin during the six-month period is primarily the results of plant shutdowns during most of our first quarter of fiscal year 2021, which affected the entire automotive ecosystem across all regions, coupled with under-absorption and efficiency impacts. Even though Automotive saw a strong rebound through our second quarter of fiscal year 2021, we are running at a reduced run rate and expect that it will take some time to return to pre-COVID levels.

As a result of the organizational structure changes, as previously disclosed, we revised our reportable segments as further discussed in note 14 to the condensed consolidated financial statements. Selected unaudited quarterly financial information for fiscal year 2020 in the table below have been recast reflecting the new reportable segments (amounts may not sum due to rounding).

	Three-Month Periods Ended								Fiscal Year Ended
	June 28, 2019		September 27, 2019		December 31, 2019		March 31, 2020		March 31, 2020
	(In millions)
	(Unaudited)
Net sales:
Flex Agility Solutions	$3,908	63%	$3,583	59%	$3,631	56%	$2,931	53%	$14,053	58%
Flex Reliability Solutions	2,268	37%	2,505	41%	2,830	44%	2,554	47%	10,157	42%
	$6,176		$6,088		$6,461		$5,484		$24,210
Segment income:
Flex Agility Solutions	$109	2.8%	$94	2.6%	$98	2.7%	$68	2.3%	$369	2.6%
Flex Reliability Solutions	130	5.7%	159	6.3%	186	6.6%	167	6.5%	642	6.3%
During fiscal year 2020, depreciation expense included in the segments' measure of operating performance above is as follows (amounts may not sum due to rounding).

Fiscal Year Ended
March 31, 2020
(In millions)
(Unaudited)
Depreciation expense:
Flex Agility Solutions	$218
Flex Reliability Solutions	173
Corporate and Other	32
Total depreciation expense	$422
Property and equipment on a segment basis is not disclosed as it is not separately identified and is not internally reported by segment to the Company's CODM.
Restructuring charges
In order to support our strategy and build a sustainable organization, and after considering that the economic recovery from the pandemic will be slower than anticipated, we have identified and are engaging in certain structural changes. These restructuring actions will eliminate non-core activities primarily within our corporate function, align our cost structure with our reorganizing and optimizing of our operations model along our two reporting segments, and further sharpen our focus to winning business in end markets where we have competitive advantages and deep domain expertise. During the three and six-month periods ended September 25, 2020, we recognized approximately $35 million and $45 million, respectively, of restructuring charges, primarily cash charges related to employee severance. We expect to recognize approximately $60 million of additional charges as additional activities are approved over the remaining fiscal year 2021 period.
During the first half of fiscal year 2020 in connection with the recent geopolitical developments and uncertainties, primarily impacting one customer in China, we experienced a reduction in demand for products assembled for that customer. As a result, we accelerated our strategic decision to reduce our exposure to certain high-volatility products in both China and India. We also initiated targeted activities to restructure our business to further reduce and streamline our cost structure. During the three and six-month periods ended September 27, 2019, we recognized $128 million and $185 million of restructuring charges. We incurred cash charges of approximately $97 million and $128 million, respectively, that were predominantly for employee severance, and non-cash charges of $31 million and $57 million, respectively, primarily related to asset impairments.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) was $193 million, or 3.2% of net sales, during the three-month period ended September 25, 2020, decreasing $12 million from $205 million, or 3.4% of net sales, during the three-month period ended September 27, 2019. SG&A was $384 million, or 3.4% of net sales, during the six-month period ended

September 25, 2020, decreasing $31 million from $415 million, or 3.4% of net sales, during the six-month period ended September 27, 2019. The decrease reflects strong cost discipline practiced across the enterprise as well as the benefits from our distinct actions taken to temporarily reduce compensation costs across our employee base and aggressively reduce our discretionary spend levels. In addition, it reflects a refined cost structure benefiting from prior restructuring initiatives.
Intangible amortization
Amortization of intangible assets remains consistent at $16 million during the three-month periods ended September 25, 2020 and September 27, 2019. During the six-month period ended September 25, 2020, amortization of intangible assets marginally declined to $31 million, from $33 million for the six-month period ended September 27, 2019, primarily due to certain intangibles now being fully amortized.
Interest and other, net
Interest and other, net was $22 million during the three-month period ended September 25, 2020 compared to $50 million during the three-month period ended September 27, 2019, driven by an increase of $12 million gain from higher equity in earnings recognized for certain of our non-core equity method investments in fiscal year 2021, coupled with approximately $9 million of lower expenses from our asset-backed securitization programs as we reduced outstanding balances for these programs.
Interest and other, net was $51 million during the six-month period ended September 25, 2020 compared to $103 million during the six-month period ended September 27, 2019. Consistent with the factors above, the increase is primarily driven by $21 million of gains from higher equity in earnings recognized for certain of our non-core equity method investments in fiscal year 2021, in addition to approximately $17 million of lower expenses from our asset-backed securitization programs as we reduced outstanding balances for these programs.
Income taxes
Certain of our subsidiaries, at various times, have been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to note 14, “Income Taxes” of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 for further discussion.
The consolidated effective tax rate was 26% and 25% for the three-month and six-month periods ended September 25, 2020 and (22)% and (128)% for the three-month and six-month periods ended September 27, 2019, respectively. The effective rate varies from the Singapore statutory rate of 17% as a result of recognition of earnings in different jurisdictions (we generate most of our revenues and profits from operations outside of Singapore), operating loss carryforwards, income tax credits, release of previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effect of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, Costa Rica, India, the Netherlands and Israel. The effective tax rate for the three-month and six-month periods ended September 25, 2020 is higher than the effective tax rate for the three-month and six-month periods ended September 27, 2019, primarily due to the changing jurisdictional mix of income, and the Company's recognition of approximately $308 million in restructuring charges, impairment of non-core investment, and customer related asset impairments with minimal associated tax benefit which resulted in tax expense recorded on a U.S. GAAP loss for the six-month period ended September 27, 2019.

LIQUIDITY AND CAPITAL RESOURCES
In response to the recent challenging environment following the COVID-19 pandemic, we continuously evaluate our ability to meet our obligations over the next 12 months and have proactively reset our capital structure during these times to improve maturities and liquidity. As a result, we expect that our current financial condition, including our liquidity sources are adequate to fund current and future commitments. As of September 25, 2020, we had cash and cash equivalents of approximately $2.4 billion and bank and other borrowings of approximately $3.8 billion. We have a $1.75 billion revolving credit facility that expires in June 2022, under which there were no borrowings outstanding as of the end of the quarter. We also issued $675 million of 3.750% Notes due February 2026 and $650 million of 4.875% Notes due May 2030 and repaid $433 million for the term loan due June 2022. Refer to note 6 to the condensed consolidated financial statement for details. As of September 25, 2020, we were in compliance with the covenants under all of our credit facilities and indentures.
Cash used in operating activities was $365 million during the six-month period ended September 25, 2020, primarily driven by cash outflows related to accounts receivables as we reduced our outstanding balances on our ABS and AR factoring programs, and used proceeds from our debt funding in accordance with our revised capital strategy. These were offset by $165 million of net income for the period plus $362 million of non-cash charges such as depreciation, amortization, restructuring and impairment charges, and stock-based compensation.

We believe net working capital and net working capital as a percentage of annualized net sales are key metrics that measure our liquidity. Net working capital is calculated as current quarter accounts receivable, net of allowance for doubtful accounts, plus inventories and contract assets, less accounts payable and certain other current liabilities related to vendor financing programs. Net working capital increased $1.2 billion as of September 25, 2020, from $1.4 billion as of March 31, 2020. This increase is primarily driven by a $1.4 billion increase in net receivables as we reduced our outstanding balances on our ABS and AR factoring programs as discussed above, partially offset by a $0.2 billion decrease in inventories. Our current quarter net working capital as a percentage of annualized net sales for the quarter ended September 25, 2020, increased to 10.6% from 6.3% of annualized net sales for the quarter ended March 31, 2020 as a direct result of reducing the outstanding balance of our ABS and AR factoring programs. The Company expects to operate in this range going forward. Though we have mitigated most of the initial supplier constraints and component shortages that we had encountered in the first quarter of fiscal year 2021, we continue to operate in an unusual and dynamic environment with respect to virus-related production limitations and fluctuating demand. We expect it will take additional time to adequately drive down our inventory levels to align with the current demand environment. We are actively working with our partners to rebalance safety and buffer stock requirements and we have an established enterprise-wide cross-functional initiative resetting our load planning.
Cash used in investing activities was $158 million during the six-month period ended September 25, 2020. This was primarily driven by $171 million of net capital expenditures for property and equipment to continue expanding capabilities and capacity in support of our expanding Health Solutions and Industrial businesses.
We believe adjusted free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our adjusted free cash flow is defined as cash from operations, plus cash collections of deferred purchase price receivables, less net purchases of property and equipment to present adjusted cash flows on a consistent basis for investor transparency (refer to Part II, Item 8, note 11 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, for discussion of the amendment of the ABS Programs). We also excluded the impact to cash flows related to certain vendor programs that is required for US GAAP presentation. During the first half of fiscal year 2021, we proactively and strategically utilized the proceeds of our debt issuances during the fiscal year to reduce the outstanding balance of our ABS programs. We reduced the balance on this short-term financing product by $786 million as of September 25, 2020, from $798 million as of March 31, 2020, which has the accounting effect of reducing our cash flow from operations. As this decrease in cash flow reflects the change of our capital strategy, we have added this back for our adjusted free cash flow calculation. Our adjusted free cash flows for the six-month period ended September 25, 2020 was an inflow of $252 million compared to an inflow of $301 million for the six-month period ended September 27, 2019. Adjusted free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Adjusted free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Adjusted free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Six-Month Periods Ended
	September 25, 2020	September 27, 2019
	(In millions)
Net cash used in operating activities	$(365)	$(1,648)
Reduction in ABS levels	786	—
Cash collection of deferred purchase price and other	2	2,167
Purchases of property and equipment	(185)	(271)
Proceeds from the disposition of property and equipment	14	53
Adjusted free cash flow	$252	$301
Cash provided by financing activities was $940 million during the six-month period ended September 25, 2020, which was primarily driven by $1.4 billion of proceeds received in aggregate, and net of discounts and after premiums, following the issuance of the 2026 Notes and the 2030 Notes, partially offset by $433 million cash paid for the repayment of the term loan due June 2022. For further information, see note 6 to the condensed consolidated financial statements.
Our cash balances are generated and held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months. As of September 25, 2020, and March 31, 2020, over half of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $1.4 billion as of March 31, 2020). Repatriation could result in an additional income tax payment; however, for the majority of our foreign entities, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.
Future liquidity needs will depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, and the levels of shipments and changes in the volumes of customer orders.
We maintain global paying services agreements with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers who elect to participate in the program. The agreements allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. The cumulative payments due to suppliers participating in the programs amounted to approximately $0.2 billion and $0.5 billion for the three and six-month periods ended September 25, 2020, respectively, and approximately $0.2 billion and $0.3 billion for the three and six-month periods ended September 27, 2019, respectively. Pursuant to their agreement with one of the financial institutions, certain suppliers may elect to be paid early at their discretion. We are not always notified when our suppliers sell receivables under these programs. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.
In addition, we maintain various uncommitted short-term financing facilities including but not limited to commercial paper program, and revolving sale and repurchase of subordinated note established under the securitization facility, under which there were no borrowings outstanding as of September 25, 2020.
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
Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 7, 2020. During the six-month period ended September 25, 2020, there were no purchases of our ordinary shares made by us. As of September 25, 2020, shares in the aggregate amount of $500 million were available to be repurchased under the current plan.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2020.
During the first half of fiscal year 2021, we issued $675 million of 3.750% Notes due February 2026 and $650 million of 4.875% Notes due May 2030 and repaid $433 million for the term loan due June 2022.
Other than the changes discussed above, there were no material changes in our contractual obligations and commitments since March 31, 2020.

OFF-BALANCE SHEET ARRANGEMENTS
As of September 25, 2020, and March 31, 2020, the outstanding balance on receivables sold for cash was $0.2 billion and $1.2 billion, respectively, under our asset-backed securitization programs and accounts receivable factoring program, which were removed from accounts receivable balances in our condensed consolidated balance sheets. For further information, see note 10 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the six-month period ended September 25, 2020 as compared to the fiscal year ended March 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 25, 2020. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 25, 2020, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our quarter ended September 25, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For a description of our material legal proceedings, see note 12 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On August 7, 2020, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of September 25, 2020, shares in the aggregate amount of $500 million were available to be repurchased under the current plan. There were no purchases of our ordinary shares made by us for the period from June 27, 2020 through September 25, 2020. Share repurchases, if any, will be made in the open market and in compliance with SEC Rule 10b-18. The timing and actual number of shares repurchased will depend on a variety of factors including price, market conditions and applicable legal requirements. The share repurchase program does not obligate the Company to repurchase any specific number of shares and may be suspended or terminated at any time without prior notice.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

4.1	Indenture, dated as of June 6, 2019, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	6/6/2019	4.1
4.2	Third Supplemental Indenture, dated as of May 12, 2020, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	5/12/2020	4.2
4.3	Fourth Supplemental Indenture, dated as of August 17, 2020, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	8/17/2020	4.3
4.4	Form of 3.750% Global Note due 2026 (included in Exhibit 4.3)
4.5	Form of 4.875% Global Note due 2030 (included in Exhibit 4.3)
10.01	Amended and Restated Flex Ltd. 2017 Equity Incentive Plan	DEF 14A	000-23354	6/26/2020		Annex A
10.02	Paul R. Lundstrom Offer Letter, dated August 5, 2020					X
10.03	Executive Transition Agreement, dated August 5, 2020 between Flex Ltd. and Christopher Collier					X
10.04	Description of Incentive Bonus Plan for Second Half of Fiscal 2021					X
15.01	Letter in lieu of consent of Deloitte & Touche LLP.					X
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

FLEX LTD.
(Registrant)

/s/ REVATHI ADVAITHI
Revathi Advaithi
Chief Executive Officer
(Principal Executive Officer)

Date:	October 30, 2020
/s/ PAUL R. LUNDSTROM
Paul R. Lundstrom
Chief Financial Officer
(Principal Financial Officer)

Date:	October 30, 2020