Form 10-Q
period 2020-12-31
FLEX LTD.
filed 2021-01-29
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020

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

The number of shares of the registrant’s ordinary shares outstanding as of January 25, 2021 was 499,172,368.

FLEX LTD.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Report of Independent Registered Public Accounting Firm	3
	Condensed Consolidated Balance Sheets (unaudited) — December 31, 2020 and March 31, 2020	4
	Condensed Consolidated Statements of Operations (unaudited) — Three-Month and Nine-Month Periods Ended December 31, 2020 and December 31, 2019	5
	Condensed Consolidated Statements of Comprehensive Income (unaudited) — Three-Month and Nine-Month Periods Ended December 31, 2020 and December 31, 2019	6
	Condensed Consolidated Statements of Shareholders' Equity (unaudited) — Three-Month and Nine-Month Periods Ended December 31, 2020 and December 31, 2019	7
	Condensed Consolidated Statements of Cash Flows (unaudited) — Nine-Month Periods Ended December 31, 2020 and December 31, 2019	9
	Notes to Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	46
Signatures		47

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flex Ltd.
Singapore

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Flex Ltd. and its subsidiaries (the “Company”) as of December 31, 2020, the related condensed consolidated statements of operations, comprehensive income and shareholders' equity for the three-month and nine-month periods ended December 31, 2020 and December 31, 2019, and the condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2020 and December 31, 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
January 29, 2021

FLEX LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2020	As of March 31, 2020
	(In millions, except share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,611	$1,923
Accounts receivable, net of allowance of $77 and $96, respectively	4,070	2,436
Contract assets	121	282
Inventories	3,699	3,785
Other current assets	610	660
Total current assets	11,111	9,086
Property and equipment, net	2,097	2,216
Operating lease right-of-use assets, net	609	605
Goodwill	1,109	1,065
Other intangible assets, net	233	262
Other assets	509	456
Total assets	$15,668	$13,690

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$72	$149
Accounts payable	5,159	5,108
Accrued payroll	475	364
Other current liabilities	1,813	1,590
Total current liabilities	7,519	7,211
Long-term debt, net of current portion	3,740	2,689
Operating lease liabilities, non-current	544	529
Other liabilities	484	430
Shareholders’ equity
Ordinary shares, no par value; 549,211,158 and 547,665,632 issued, and 498,971,803 and 497,426,277 outstanding, respectively	6,360	6,336
Treasury stock, at cost; 50,239,355 shares as of December 31, 2020 and March 31, 2020	(388)	(388)
Accumulated deficit	(2,529)	(2,902)
Accumulated other comprehensive loss	(62)	(215)
Total shareholders’ equity	3,381	2,831
Total liabilities and shareholders’ equity	$15,668	$13,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	(In millions, except per share amounts) (Unaudited)
Net sales	$6,720	$6,461	$17,858	$18,725
Cost of sales	6,212	6,017	16,618	17,578
Restructuring charges	29	14	63	175
Gross profit	479	430	1,177	972
Selling, general and administrative expenses	222	218	606	633
Intangible amortization	16	16	47	49
Restructuring charges	1	1	12	24
Interest and other, net	7	50	58	153
Income before income taxes	233	145	454	113
Provision for income taxes	25	34	81	74
Net income	$208	$111	$373	$39

Earnings per share:
Basic	$0.42	$0.22	$0.75	$0.08
Diluted	$0.41	$0.22	$0.74	$0.08
Weighted-average shares used in computing per share amounts:
Basic	500	507	500	511
Diluted	508	510	505	515

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	(In millions) (Unaudited)
Net income	$208	$111	$373	$39
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	42	10	87	(11)
Unrealized gain (loss) on derivative instruments and other, net of zero tax	29	14	66	(3)
Comprehensive income	$279	$135	$526	$25

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Three Months Ended December 31, 2020	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT SEPTEMBER 25, 2020	501	$5,985	$(2,737)	$(45)	$(88)	$(133)	$3,115
Repurchase of Flex Ltd. ordinary shares at cost	(2)	(38)	—	—	—	—	(38)
Net income	—	—	208	—	—	—	208
Stock-based compensation	—	25	—	—	—	—	25
Total other comprehensive income	—	—	—	29	42	71	71
BALANCE AT DECEMBER 31, 2020	499	$5,972	$(2,529)	$(16)	$(46)	$(62)	$3,381

	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Nine Months Ended December 31, 2020	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT MARCH 31, 2020	497	$5,948	$(2,902)	$(82)	$(133)	$(215)	$2,831
Repurchase of Flex Ltd. ordinary shares at cost	(2)	(38)	—	—	—	—	(38)
Issuance of Flex Ltd. vested shares under restricted share unit awards	4	—	—	—	—	—	—
Net Income	—	—	373	—	—	—	373
Stock-based compensation	—	62	—	—	—	—	62
Total other comprehensive income	—	—	—	66	87	153	153
BALANCE AT DECEMBER 31, 2020	499	$5,972	$(2,529)	$(16)	$(46)	$(62)	$3,381

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)

	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Three Months Ended December 31, 2019	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT SEPTEMBER 27, 2019	509	$6,058	$(3,062)	$(59)	$(131)	$(190)	$2,806
Repurchase of Flex Ltd. ordinary shares at cost	(5)	(61)	—	—	—	—	(61)
Exercise of stock options	—		—	—	—	—	—
Net income	—	—	111	—	—	—	111
Stock-based compensation	—	19	—	—	—	—	19
Total other comprehensive income	—	—	—	14	10	24	24
BALANCE AT DECEMBER 31, 2019	504	$6,016	$(2,951)	$(45)	$(121)	$(166)	$2,899

	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Nine Months Ended December 31, 2019	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT MARCH 31, 2019	517	$6,136	$(3,012)	$(42)	$(110)	$(152)	$2,972
Repurchase of Flex Ltd. ordinary shares at cost	(16)	(173)	—	—	—	—	(173)
Exercise of stock options	—	1	—	—	—	—	1
Issuance of Flex Ltd. vested shares under restricted share unit awards	3	—	—	—	—	—	—
Net income	—	—	39	—	—	—	39
Stock-based compensation	—	53	—	—	—	—	53
Cumulative effect on opening equity of adopting accounting standards and other	—	(1)	22	—	—	—	21
Total other comprehensive loss	—	—	—	(3)	(11)	(14)	(14)
BALANCE AT DECEMBER 31, 2019	504	$6,016	$(2,951)	$(45)	$(121)	$(166)	$2,899
The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Periods Ended
	December 31, 2020	December 31, 2019
	(In millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$373	$39
Depreciation, amortization and other impairment charges	526	526
Changes in working capital and other, net	(916)	(2,264)
Net cash used in operating activities	(17)	(1,699)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(261)	(376)
Proceeds from the disposition of property and equipment	25	102
Cash collections of deferred purchase price	—	2,511
Other investing activities, net	10	24
Net cash provided by (used in) investing activities	(226)	2,261
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	1,944	1,017
Repayments of bank borrowings and long-term debt	(1,012)	(1,308)
Payments for repurchases of ordinary shares	(38)	(173)
Other financing activities, net	(1)	2
Net cash provided by (used in) financing activities	893	(462)
Effect of exchange rates on cash and cash equivalents	38	(8)
Net increase in cash and cash equivalents	688	92
Cash and cash equivalents, beginning of period	1,923	1,697
Cash and cash equivalents, end of period	$2,611	$1,789

Non-cash investing activities:
Unpaid purchases of property and equipment	$73	$64

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2020 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended December 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2021. Beginning in the second quarter of fiscal year 2021, the Company began reporting all dollar amounts in millions. In certain circumstances, this change in rounding resulted in line items being removed within prior year disclosures. Certain prior period amounts in the condensed consolidated financial statements, as well as in the Notes thereto, have been reclassified to conform to the current presentation.
The first quarters for fiscal years 2021 and 2020 ended on June 26, 2020, which is comprised of 87 days in the period, and June 28, 2019, which is comprised of 89 days in the period, respectively. The second quarters for fiscal years 2021 and 2020 ended on September 25, 2020 and September 27, 2019, which are comprised of 91 days in both periods. The Company's third quarters for fiscal years 2021 and 2020 ended on December 31 of each year, which are comprised of 97 days and 95 days, respectively.
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
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, and ASU 2019-11, which replace the existing incurred loss impairment model with an expected credit loss model and require a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The Company adopted the guidance during the first quarter of fiscal year 2021 with an immaterial impact on its consolidated financial statements.
Recently Issued Accounting Pronouncements
In October 2020, the FASB issued ASU 2020-10 "Codification Improvements", which improves consistency by amending the Codification to include all disclosure guidance in the appropriate disclosure sections and clarifies application of various provisions in the Codification by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. The guidance is effective for the Company beginning in the first quarter of fiscal year 2022 with early adoption permitted. The Company expects the new guidance will have an immaterial impact on its consolidated financial statements, and intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2022.
In October 2020, the FASB issued ASU 2020-09 "Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762." which amends and supersedes SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Release No. 33-10762 related to financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities and affiliates whose securities are pledged as collateral for registered securities. The guidance is effective for the Company beginning in the fourth quarter of fiscal year 2021 with early adoption permitted. The Company expects the new guidance will have an immaterial impact on its consolidated financial statements, and intends to adopt the guidance when it becomes effective in the fourth quarter of fiscal year 2021.

In January 2020, the FASB issued ASU 2020-01 "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 — a consensus of the FASB Emerging Issues Task Force," which makes improvements related to the following two topics: (1) accounting for certain equity securities when the equity method of accounting is applied or discontinued, and (2) scope considerations related to forward contracts and purchased options on certain securities. The guidance is effective for the Company beginning in the first quarter of fiscal year 2022 with early adoption permitted. The Company expects the new guidance will have an immaterial impact on its consolidated financial statements, and intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2022.
In December 2019, the FASB issued ASU 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The guidance is effective for the Company beginning in the first quarter of fiscal year 2022 with early adoption permitted. The Company expects the new guidance will have an immaterial impact on its consolidated financial statements, and intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2022.

2.  BALANCE SHEET ITEMS
Inventories
The components of inventories, net of applicable lower of cost and net realizable value write-downs, were as follows:

	As of December 31, 2020	As of March 31, 2020
	(In millions)
Raw materials	$2,625	$2,836
Work-in-progress	472	373
Finished goods	602	576
	$3,699	$3,785
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
Based on the latest assessment of its goodwill as of April 1, 2020, the Company determined that no impairment existed as of the date of the impairment test, because the fair value of each one of its reporting units exceeds its respective carrying value. In addition, goodwill was reallocated among each of the Company's six reporting units based on each reporting unit’s relative fair value as of April 1, 2020. The Company considered whether an interim impairment test should be performed as of December 31, 2020 and concluded that there were no events or changes in circumstances that indicated the carrying amount of goodwill may not be recoverable. It will perform its next annual impairment test with a valuation date of January 1, 2021 to be completed in the period ending March 31, 2021. The following table summarizes the goodwill allocation as of April 1, 2020 and the activity during the nine-month period ended December 31, 2020:

	FAS			FRS
	Communications, Enterprise and Cloud	Lifestyle	Consumer Devices	Automotive	Health Solutions	Industrial	Total
	(In millions)
Balance at April 1, 2020	$188	$131	$51	$174	$192	$329	$1,065
Foreign currency translation adjustments	1	—	—	39	4	—	44
Balance at December 31, 2020	$189	$131	$51	$213	$196	$329	$1,109

The components of acquired intangible assets are as follows:

	As of December 31, 2020			As of March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets:
Customer-related intangibles	$280	$(149)	$131	$275	$(128)	$147
Licenses and other intangibles	258	(156)	102	245	(130)	115
Total	$538	$(305)	$233	$520	$(258)	$262

The gross carrying amounts of intangible assets are removed when fully amortized. The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2021 (1)	$16
2022	55
2023	47
2024	45
2025	40
Thereafter	30
Total amortization expense	$233
____________________________________________________________
(1)Represents estimated amortization for the remaining fiscal three-month period ending March 31, 2021.
Other Current Liabilities
Other current liabilities include customer working capital advances of $371.3 million and $264.2 million, customer-related accruals of $242.7 million and $195.1 million, and current operating lease liabilities of $125.2 million and $114.1 million as of December 31, 2020 and March 31, 2020, respectively. The customer working capital advances are not interest-bearing, do not have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production.

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
A contract liability is recognized when the Company receives payments in advance of the satisfaction of performance and is included in other current liabilities on the condensed consolidated balance sheets. Contract liabilities, identified as deferred revenue, were $483.4 million and $361.5 million as of December 31, 2020 and March 31, 2020, respectively.
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated based on timing of transfer - point in time and over time - for the three and nine-month periods ended December 31, 2020 and December 31, 2019, respectively.

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Timing of Transfer	(In millions)
FAS
Point in time	$3,544	$3,104	$8,813	$9,060
Over time	290	527	1,250	2,062
Total	3,834	3,631	10,063	11,122
FRS
Point in time	2,189	2,050	5,292	5,101
Over time	697	780	2,503	2,502
Total	2,886	2,830	7,795	7,603
Flex
Point in time	5,733	5,154	14,105	14,161
Over time	987	1,307	3,753	4,564
Total	$6,720	$6,461	$17,858	$18,725

4.  SHARE-BASED COMPENSATION
The Company's primary plan used for granting equity compensation awards is the 2017 Equity Incentive Plan (the "2017 Plan").
The following table summarizes the Company’s share-based compensation expense:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	(In millions)
Cost of sales	$6	$4	$16	$11
Selling, general and administrative expenses	19	15	46	42
Total share-based compensation expense	$25	$19	$62	$53
Total unrecognized compensation expense related to share options under all plans as well as the number of options outstanding and exercisable were immaterial as of December 31, 2020.
During the nine-month period ended December 31, 2020, the Company granted 11.0 million unvested restricted share unit ("RSU") awards. Of this amount, approximately 9.4 million are plain-vanilla unvested RSU awards that vest over a period of two to four years, with no performance or market conditions, and with an average grant date price of $10.34 per award. Further, approximately 1.6 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions. The average grant date fair value of these awards contingent on certain market conditions was estimated to be $15.03 per award and was calculated using a Monte Carlo simulation. The number of shares contingent on market conditions that ultimately will vest will range from zero up to a maximum of 3.2 million based on a measurement of the percentile rank of the Company’s total shareholder return over a certain specified period against the Standard and Poor’s (“S&P”) 500 Composite Index, and will cliff vest after a period of three years, to the extent such market conditions have been met.
As of December 31, 2020, approximately 20.4 million unvested RSU awards under all plans were outstanding, of which vesting for a targeted amount of 3.7 million awards is contingent primarily on meeting certain market conditions. The number of shares that will ultimately be issued can range from zero to 7.4 million based on the achievement levels of the respective conditions. During the nine-month period ended December 31, 2020, no shares vested in connection with the awards with market conditions granted in fiscal year 2018.
As of December 31, 2020, total unrecognized compensation expense related to unvested RSU awards under all plans was approximately $153.6 million, and will be recognized over a weighted-average remaining vesting period of 2.1 years.

5.  EARNINGS PER SHARE
The following table reflects basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share attributable to the shareholders of Flex:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	(In millions, except per share amounts)
Basic earnings per share:
Net income	$208	$111	$373	$39
Shares used in computation:
Weighted-average ordinary shares outstanding	500	507	500	511
Basic earnings per share	$0.42	$0.22	$0.75	$0.08

Diluted earnings per share:
Net income	$208	$111	$373	$39
Shares used in computation:
Weighted-average ordinary shares outstanding	500	507	500	511
Weighted-average ordinary share equivalents from stock options and RSU awards (1) (2)	8	3	5	4
Weighted-average ordinary shares and ordinary share equivalents outstanding	508	510	505	515
Diluted earnings per share	$0.41	$0.22	$0.74	$0.08
____________________________________________________________
(1)An immaterial number of options to purchase ordinary shares were excluded from the computation of diluted earnings per share during the three and nine-month periods ended December 31, 2020 and December 31, 2019, respectively, due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

(2)An immaterial number of RSU awards and 2.9 million RSU awards for the three and nine-month periods ended December 31, 2020, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents. RSU awards of 3.7 million and 4.0 million for the three and nine-month periods ended December 31, 2019, respectively, were excluded from the computation of diluted earnings per share.

6.  BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt as of December 31, 2020 are as follows:

	As of December 31, 2020	As of March 31, 2020
	(In millions)
Term Loan, including current portion, due in installments through June 2022	$—	$433
5.000% Notes due February 2023	500	500
Term Loan due April 2024 - three-month Yen LIBOR plus 0.500%	324	310
4.750% Notes due June 2025	598	597
3.750% Notes due February 2026	695	—
4.875% Notes due June 2029	661	662
4.875% Notes due May 2030	696	—
India Facilities	136	138
Other	225	211
Debt issuance costs	(23)	(13)
	3,812	2,838
Current portion, net of debt issuance costs	(72)	(149)
Non-current portion	$3,740	$2,689
The weighted-average interest rate for the Company's long-term debt was 4.0% as of December 31, 2020 and March 31, 2020, respectively.
Scheduled repayments of the Company's bank borrowings and long-term debt as of December 31, 2020 are as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2021 (1)	$56
2022	222
2023	531
2024	53
2025	324
Thereafter	2,649
Total	$3,835
(1)Represents estimated repayments for the remaining fiscal three-month period ending March 31, 2021.
Notes due February 2026 and May 2030
In May 2020, the Company issued $425 million aggregate principal amount of 3.750% Notes due February 2026 (the "Existing 2026 Notes"), at 99.617% of face value and $325 million aggregate principal amount of 4.875% Notes due May 2030 (the "Existing 2030 Notes" and, together with the Existing 2026 Notes, the "Existing Notes"), at 99.562% of face value. In August 2020, as a further issuance of the Existing Notes, the Company issued under the same terms (other than the initial interest accrual date and first interest payment date for the additional 2026 Notes, and the initial offering price and the issue date for the additional 2026 and 2030 Notes), an additional $250 million of 3.750% Notes due February 2026 (together with the Existing 2026 Notes, the "2026 Notes"), at 109.294% of face value, and $325 million of 4.875% Notes due May 2030 (together with the Existing 2030 Notes, the "2030 Notes"), at 114.863% of face value. Immediately after the issuance of the additional notes issued in August 2020, the Company has $675 million aggregate principal amount of 3.750% Notes due 2026 outstanding and $650 million aggregate principal amount of 4.875% Notes due 2030 outstanding. The Company received in aggregate, proceeds of approximately $1.4 billion, net of discounts and after premiums, from the issuances, which have been used for working capital and other general corporate purposes, in addition to repaying the term loan due June 2022. The Company incurred and capitalized as a direct reduction to the carrying amount of the Notes presented on the balance sheet approximately $12.8 million of costs in conjunction with the issuance of the Notes.
Interest on the 2026 Notes and the 2030 Notes is payable semi-annually, commencing on August 1, 2020 and November 12, 2020, respectively, except that interest on the additional 2026 Notes is payable commencing February 1, 2021. The Notes are senior unsecured obligations of the Company and rank equally with all of the Company's other existing and future senior and unsecured debt obligations.

The indenture governing the Notes contains covenants that, among other things, restrict the ability of the Company and certain of the Company's subsidiaries to create liens; enter into sale-leaseback transactions; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's assets to, another person, or permit any other person to consolidate, merge, combine or amalgamate with or into the Company. These covenants are subject to a number of significant limitations and exceptions set forth in the indenture. The indenture also provides for customary events of default, including, but not limited to, cross defaults to certain specified other debt of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Notes will become due and payable immediately without further action or notice. If any other event of default under the indenture occurs or is continuing, the trustee or holders of at least 25% in aggregate principal amount of the then outstanding 2026 Notes or 2030 Notes may declare all of such series of Notes to be due and payable immediately, but upon certain conditions such declaration and its consequences may be rescinded and annulled by the holders of a majority in principal amount of such series of Notes. As of December 31, 2020, the Company was in compliance with the covenants in the indenture governing the Notes.

7.  INTEREST AND OTHER, NET
Interest and other, net for the three and nine-month periods ended December 31, 2020 and December 31, 2019 are primarily composed of the following:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	(In millions)
Interest expenses on debt obligations (1)	$40	$35	$111	$114
ABS and AR sales programs related expenses	2	11	9	35
Interest income	(4)	(5)	(10)	(15)
Gain on foreign exchange transactions	(3)	(3)	(8)	(7)
Equity in (earnings) losses (2)	(49)	(1)	(64)	5
Investment impairment (3)	20	16	21	23

(1)Interest expense on debt obligations for the three and nine-month periods ended December 31, 2019 include debt extinguishment costs of $0.8 million and $7.2 million, respectively, related to the full repayments of the Notes due February 2020 and the Term Loan due November 2021. There were immaterial debt extinguishment costs incurred during fiscal year 2021 from the repayment of the term loan due June 2022.
(2)Represents (gains) losses on strategic investments in privately held companies accounted under equity method. During the three and nine-month periods ended December 31, 2020, the Company recognized equity in earnings of $49.0 million and $63.6 million, respectively, driven by unrealized gains of $44.0 million and $55.2 million, respectively, from the value increase in certain investment funds.

(3)During the three-month periods ended December 31, 2020, and December 31, 2019, the Company incurred impairment charges of $20.1 million and $15.8 million, respectively, related to a certain investment as a result of the Company’s ongoing assessment of its investment portfolio strategy and conclusion that the carrying amount of its investment was other than temporarily impaired.

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
As of December 31, 2020, the aggregate notional amount of the Company’s outstanding foreign currency derivative contracts was $9.5 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In millions)
Cash Flow Hedges
CNY	2,751	—	$421	$—
HUF	33,062	—	111	—
JPY	33,525	—	300	—
MXN	5,133	—	258	—
MYR	389	44	96	11
Other	N/A	N/A	219	67
			1,405	78
Other Foreign Currency Contracts
BRL	—	646	—	125
CAD	128	112	100	87
CNY	3,178	391	482	60
EUR	2,025	2,113	2,473	2,580
GBP	55	78	74	105
HUF	63,519	63,796	213	214
ILS	571	150	177	47
MXN	6,882	5,519	346	277
MYR	671	291	165	72
SEK	393	455	47	55
Other	N/A	N/A	219	143
			4,296	3,765

Total Notional Contract Value in USD			$5,701	$3,843
As of December 31, 2020, the fair value of the Company’s short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the condensed consolidated statements of operations. As of December 31, 2020 and March 31, 2020, the Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. Deferred gains were $39.0 million as of December 31, 2020, and are expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations primarily over the next twelve-month period, except for the USD JPY cross currency swap, which is further discussed below.
The Company entered into a USD JPY cross currency swap to hedge the foreign currency risk on the JPY term loan due April 2024, and the fair value of the cross currency swap was included in other assets as of December 31, 2020. The changes in fair value of the USD JPY cross currency swap are reported in accumulated other comprehensive loss, with the impact of the excluded component reported in interest and other, net. In addition, a corresponding amount is reclassified out of accumulated other comprehensive loss to interest and other, net to offset the remeasurement of the underlying JPY loan principal which also impacts the same line.

The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2020	March 31, 2020	Balance Sheet Location	December 31, 2020	March 31, 2020
	(In millions)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$53	$7	Other current liabilities	$8	$47
Foreign currency contracts	Other assets	$23	$14	Other liabilities	$—	$—

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$32	$83	Other current liabilities	$31	$103
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

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	December 31, 2020			December 31, 2019
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Beginning balance	$(45)	$(88)	$(133)	$(59)	$(131)	$(190)
Other comprehensive gain before reclassifications	43	42	85	1	11	12
Net (gains) losses reclassified from accumulated other comprehensive loss	(14)	—	(14)	13	(1)	12
Net current-period other comprehensive gain	29	42	71	14	10	24
Ending balance	$(16)	$(46)	$(62)	$(45)	$(121)	$(166)

	Nine-Month Periods Ended
	December 31, 2020			December 31, 2019
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Beginning balance	$(82)	$(133)	$(215)	$(42)	$(110)	$(152)
Other comprehensive gain (loss) before reclassifications	73	87	160	(8)	(10)	(18)
Net (gains) losses reclassified from accumulated other comprehensive loss	(7)	—	(7)	5	(1)	4
Net current-period other comprehensive gain (loss)	66	87	153	(3)	(11)	(14)
Ending balance	$(16)	$(46)	$(62)	$(45)	$(121)	$(166)
Substantially all unrealized losses and gains relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three and nine-month periods ended December 31, 2020, respectively, were recognized as a component of cost of sales in the condensed consolidated statement of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges.

10.  TRADE RECEIVABLES SECURITIZATION
The Company sells trade receivables under two asset-backed securitization programs and an accounts receivable factoring program.
Asset-Backed Securitization Programs
The Company continuously sells designated pools of trade receivables under its Global Asset-Backed Securitization Agreement (the “Global Program”) and its North American Asset-Backed Securitization Agreement (the “North American Program,” and together with the Global Program, the “ABS Programs”) to affiliated special purpose entities, each of which in turn sells a fraction of the receivables to unaffiliated financial institutions, based on the Company's requirements. Under these programs, the entire purchase price of sold receivables are paid in cash. The ABS Programs contain guarantees of payment by the special purpose entities, in amounts equal to approximately the net cash proceeds under the programs, and are collateralized by certain receivables held by the special purpose entities. The fair value of the guarantee obligation was immaterial as of December 31, 2020 and March 31, 2020, respectively. The accounts receivable balances sold under the ABS Programs were removed from the condensed consolidated balance sheets and the cash proceeds received by the Company were included as cash provided by operating activities in the condensed consolidated statements of cash flows.
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
The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.1% to 0.5% of serviced receivables per annum. Servicing fees recognized during the three and nine-month periods ended December 31, 2020 and December 31, 2019 were not material and are included in interest and other, net within the condensed consolidated statements of operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized.
As of March 31, 2020, approximately $0.8 billion, of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds for the same amount. As of December 31, 2020 an immaterial amount of accounts receivables had been sold under the ABS programs.
 For the nine-month period ended December 31, 2020, collections from sales of receivables to the special purpose entities under the ABS Programs consisted of approximately $6.6 billion for transfers of receivables. Further, cash flows from sales of receivables from the special purpose entities to unaffiliated financial institutions, during the same period, consisted of approximately $0.6 billion for transfer of receivables. For the nine-month period ended December 31, 2019 cash flows from sales of receivables under the previous ABS Programs consisted of approximately $3.7 billion, for transfers of receivables and approximately $2.2 billion for collections on deferred purchase price receivables (effective November 2019, the Company no longer holds a deferred purchase price receivables balance). The Company's cash flows from transfers of receivables consist primarily of proceeds from collections reinvested in revolving-period transfers. Cash flows from new transfers were not significant for all periods presented.
Trade Accounts Receivable Sale Programs
The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $0.1 billion and $0.4 billion as of December 31, 2020 and March 31, 2020, respectively. For the nine-month periods ended December 31, 2020 and December 31, 2019, total accounts receivable sold to certain third-party banking institutions was approximately $0.6 billion and $1.2 billion, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received were included as cash provided by operating activities in the condensed consolidated statements of cash flows.

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
The Company has deferred compensation plans for its officers and certain other employees. Amounts deferred under the plans are invested in hypothetical investments selected by the participant or the participant’s investment manager. The Company’s deferred compensation plan assets are included in other noncurrent assets on the condensed consolidated balance sheets and include investments in equity securities that are valued using active market prices. There were no investments classified as level 1 in the fair value hierarchy as of December 31, 2020 and March 31, 2020.
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
The Company has accrued for contingent consideration in connection with its business acquisitions as applicable, which is measured at fair value based on certain internal models and unobservable inputs. There were no contingent consideration liabilities outstanding as of December 31, 2020 and March 31, 2020.

There were no transfers between levels in the fair value hierarchy during the nine-month periods ended December 31, 2020 and December 31, 2019.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and March 31, 2020:

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$1,755	$—	$1,755
Foreign currency contracts (Note 8)	—	108	—	108
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	50	—	50
Liabilities:
Foreign currency contracts (Note 8)	$—	$(39)	$—	$(39)

	Fair Value Measurements as of March 31, 2020
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$404	$—	$404
Foreign currency contracts (Note 8)	—	104	—	104
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	49	—	49
Liabilities:				0
Foreign currency contracts (Note 8)	$—	$(149)	$—	$(149)
Other financial instruments
The following table presents the Company’s major debts not carried at fair value:

	As of December 31, 2020		As of March 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In millions)
Term Loan, including current portion, due in installments through June 2022	$—	$—	$433	$414	Level 1
5.000% Notes due February 2023	500	541	500	500	Level 1
Term Loan due April 2024 - three-month Yen LIBOR plus 0.500%	324	324	310	310	Level 2
4.750% Notes due June 2025	598	680	597	613	Level 1
3.750% Notes due February 2026	695	771	—	—	Level 1
4.875% Notes due June 2029	661	786	662	628	Level 1
4.875% Notes due May 2030	696	826	—	—	Level 1
Euro Term Loans	175	175	208	208	Level 2
India Facilities	136	136	138	138	Level 2
The Term Loan due June 2022, and the Notes due February 2023, June 2025, February 2026, June 2029 and May 2030 are valued based on broker trading prices in active markets.
The Company values its Term Loan due April 2024, India Facilities, and Euro Term Loans due March 2021 and January 2022 based on the current market rate, and as of December 31, 2020, the carrying amounts approximate fair values.

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
On May 8, 2018, a putative class action was filed in the Northern District of California against the Company and certain officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, alleging misstatements and/or omissions in certain of the Company’s financial results, press releases and SEC filings made during the putative class period of January 26, 2017 through April 26, 2018. On October 1, 2018, the Court appointed lead plaintiff and lead plaintiff’s counsel in the case. On November 28, 2018, lead plaintiff filed an amended complaint alleging misstatements and/or omissions in certain of the Company’s SEC filings, press releases, earnings calls, and analyst and investor conferences and expanding the putative class period through October 25, 2018. On April 3, 2019, the Court vacated its prior order appointing lead plaintiff and lead plaintiff’s counsel and reopened the lead plaintiff appointment process. On September 26, 2019, the Court appointed a new lead plaintiff and lead plaintiff’s counsel in the case. On November 8, 2019, lead plaintiff filed a further amended complaint. On December 4, 2019, defendants filed a motion to dismiss the amended complaint. On May 29, 2020, the Court granted defendants’ motion to dismiss without prejudice and gave lead plaintiff 30 days to amend. On June 29, 2020, lead plaintiff filed a further amended complaint. On July 27, 2020, defendants filed a motion to dismiss the amended complaint. On December 10, 2020, the Court granted defendants’ motion to dismiss with prejudice and entered judgment in favor of defendants. On January 7, 2021, lead plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals. Lead plaintiff’s opening appeal brief is due April 19, 2021, and defendants’ answering brief is due May 19, 2021. The Company believes that the claims are without merit and intends to vigorously defend this case.
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
One of the Company's Brazilian subsidiaries has received assessments for certain sales and import taxes. There were originally six tax assessments totaling 373.7 million Brazilian reals (approximately USD $72.0 million based on the exchange rate as of December 31, 2020). Four of the assessments are in various stages of the review process at the administrative level; the Company successfully defeated one of the six assessments in September 2019 (totaling approximately 60.5 million Brazilian reals or USD $11.7 million); that assessment remains subject to appeal and no tax proceeding has been finalized yet. The Company was unsuccessful at the administrative level for one of the assessments and filed an annulment action in federal court in Sao Paolo, Brazil on March 23, 2020; the value of that assessment is 33.9 million Brazilian reals (approximately USD $6.5 million). The Company believes there is no legal basis for any of these assessments and that it has meritorious defenses. The Company will continue to vigorously oppose all of these assessments, as well as any future assessments. The Company does not expect final judicial determination on any of these claims for several years.
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
A foreign Tax Authority (“Tax Authority”) has assessed a cumulative total of approximately $162.5 million in taxes owed for multiple Flex legal entities within its jurisdiction for various fiscal years ranging from fiscal year 2010 through fiscal year 2018. The assessed amounts related to the denial of certain deductible intercompany payments. The Company disagrees with the Tax Authority’s assessments and is actively contesting the assessments through the administrative and judicial processes.
A different foreign Tax Authority has issued a letter against one of the Company’s legal entities asserting that the entity did not meet the qualification criteria for tax holiday status for the periods fiscal year 2006 through fiscal year 2013. The asserted additional tax and penalty is approximately $80.0 million. The Company disagrees with the Tax Authority’s assertion and is actively contesting through administrative processes and will defend through judicial processes if necessary.
As the final resolutions of the above tax items remain uncertain, the Company continues to provide for the uncertain tax positions based on the more likely than not standard. While the resolution of the issues may result in tax liabilities, interest and penalties, which may be significantly higher than the amounts accrued for these matters, management currently believes that the resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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

13.  SHARE REPURCHASES
During the three-month and nine-month periods ended December 31, 2020, the Company repurchased 2.4 million shares at an aggregate purchase price of $37.7 million, and retired all of these shares.
Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $500.0 million in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of Annual General Meeting held on August 7, 2020. As of December 31, 2020, shares in the aggregate amount of $462.3 million were available to be repurchased under the current plan.

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
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, customer related asset impairment charges, restructuring charges, legal and other, and interest and other, net. A portion of depreciation is allocated to the respective segment, together with other general corporate research and development and administrative expenses.

Selected financial information by segment is in the table below. Fiscal year 2020 historical information has been recast to reflect the new operating and reportable segments, in the table below and in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	(In millions)
Net sales:
Flex Agility Solutions	$3,834	$3,631	$10,063	$11,122
Flex Reliability Solutions	2,886	2,830	7,795	7,603
	$6,720	$6,461	$17,858	$18,725
Segment income and reconciliation of income before tax:
Flex Agility Solutions	$153	$98	$313	$301
Flex Reliability Solutions	178	186	472	475
Corporate and Other	(20)	(28)	(64)	(85)
Total segment income	311	256	721	691
Reconciling items:
Intangible amortization	16	16	47	49
Stock-based compensation	25	19	62	53
Customer related asset impairments (recoveries) (1)	—	4	(3)	95
Restructuring charges (Note 15)	30	15	75	199
Legal and other (2)	—	7	28	29
Interest and other, net	7	50	58	153
Income before income taxes	$233	$145	$454	$113
(1)Customer related asset impairments for the three-month and nine-month periods ended December 31, 2020 were not material and for the three-month and nine-month periods ended December 31, 2019 primarily relate to additional provision for doubtful accounts receivable, and reserves for excess and obsolete inventory for certain customers experiencing financial difficulties and/or related to inventory that will not be recovered due to significant reductions in future customer demand.
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

During the three-month and nine-month periods ended December 31, 2020, the Company recognized approximately $30.0 million and $75.0 million of restructuring charges, respectively, most of which related to employee severance.
During the first half of fiscal year 2020 in connection with geopolitical developments and uncertainties at the time, primarily impacting one customer in China, the Company experienced a reduction in demand for products assembled for that customer. As a result, the Company accelerated its strategic decision to reduce its exposure to certain high-volatility products in both China and India. The Company also initiated targeted activities to restructure its business to further reduce and streamline its cost structure. During the three-month and nine-month periods ended December 31, 2019, the Company recognized $14.6 million and $199.1 million of restructuring charges, respectively. The Company incurred cash charges of approximately $14.9 million and $142.7 million, respectively, that were predominantly for employee severance, and non-cash charges of an immaterial amount and $56.4 million, respectively, primarily related to asset impairments during the three and nine-month periods ended December 31, 2019.
The following table summarizes the provisions, respective payments, and remaining accrued balance as of December 31, 2020 for charges incurred during the nine-month period ended December 31, 2020:

	Severance	Long-Lived Asset Impairment	Other Exit Costs	Total
	(In millions)
Balance as of March 31, 2020	$20	$—	$4	$24
Provision for charges incurred during the nine-month period ended December 31, 2020	68	3	4	75
Cash payments for charges incurred in the fiscal year 2020 and prior	(13)	—	(1)	(14)
Cash payments for charges incurred during the nine-month period ended December 31, 2020	(35)	—	(1)	(36)
Non-cash charges incurred during the nine-month period ended December 31, 2020	—	(3)	1	(2)
Balance as of December 31, 2020	40	—	7	47
Less: Current portion (classified as other current liabilities)	39	—	7	46
Accrued restructuring costs, net of current portion (classified as other liabilities)	$1	$—	$—	$1

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
During the first half of fiscal year 2020 in connection with geopolitical developments and uncertainties at the time, primarily impacting one customer in China, we experienced a reduction in demand for products assembled for that customer. As a result, we accelerated our strategic decision to reduce our exposure to certain high-volatility products in both China and India. We also initiated targeted activities to restructure our business to further reduce and streamline our cost structure. During fiscal year 2021, in order to further support the Company’s strategy and build a sustainable organization, and after considering that the economic recovery from the pandemic will be slower than anticipated, the Company has identified and is engaging in certain structural changes.
We believe that our continued business transformation is strategically positioning us to take advantage of the long-term, future growth prospects for outsourcing of advanced manufacturing capabilities, design and engineering services and after-market services.
Update on the Impact of COVID-19 on our Business
As anticipated, our results were negatively impacted by COVID-19 disruptions to our factories, workforce, and suppliers most notably in our first quarter as the impact from the pandemic extended throughout the entire quarter. Total COVID-19 related costs incurred over the nine-month period ended December 31, 2020 were over $140 million and were primarily comprised of enhanced health and safety protocols, incremental labor incentives, incremental supply chain costs and forced under-absorption of idle and underutilized labor and overhead costs. As we expected, these incremental costs persisted in our third quarter, but declined significantly from the June and September quarters as demand improved. Although not impacting our results for the third quarter of fiscal year 2021, most recently, with the second wave of the pandemic, we have also been experiencing plant closures and/or restrictions at certain manufacturing facilities in Brazil and Malaysia.
While both the FAS and FRS segments experienced sequential growth, COVID-19 related demand and production pressures remain in certain end markets that we serve. Net sales increased $0.3 billion during the three-month period ended December 31, 2020 versus the prior year period as a result of increases in demand across both of our segments. On the other hand, net sales declined $0.9 billion during the nine-month period ended December 31, 2020 versus the prior year period, primarily due to declines noted in our Consumer Devices business included in the FAS segment. Included in the FRS segment, our Health Solutions business performed well during the nine-month period ended December 31, 2020 driven by the increased demand for critical care products and diagnostics and patient monitoring programs. Our factories were productive for the entire second and third quarters resulting in sales recovering specifically for the automotive businesses that were shut down during the majority of the first quarter. In the three-month period ended December 31, 2020, we have started to see certain component constraints related to Automotive and we continue to carefully monitor potential supply chain disruptions due to ongoing tightness in the overall component environment. In addition, while we anticipate revenue will continue to improve across our end markets, we believe that our businesses tied to consumer spending, such as Lifestyle and Consumer Devices, will continue to be impacted if there is a prolonged demand slowdown. Refer to “Risk Factors - The COVID-19 pandemic has materially and adversely affected our business and results of operations. The duration and extent to which it will continue to adversely impact our business and results of operations remains uncertain and could be material,” as disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.
As part of our continuous response to the outbreak, we initiated salary cuts, furloughs and other programs to cut costs during the first half of fiscal year 2021. This also included aggressively reducing discretionary corporate spend. Employees that have been operating on a work-from-home basis are continuing to do so. While there still remains an elevated degree of uncertainty, we have removed specific austerity measures involving employee compensation. Further, to continue to support our strategy and build a sustainable organization, and after considering that the economic recovery will be slower than anticipated, we have identified and are continuing to engage in certain structural changes. See additional discussion regarding these restructuring actions below under "Results of Operations - Restructuring charges".
We are continuously evaluating our capital structure in response to the current environment and expect that our current financial condition, including our liquidity sources are adequate to fund future commitments. See additional discussion in the Liquidity and Capital Resources section below.
Other Developments
We are actively pursuing alternatives for our NEXTracker business. We are considering options that may include, among others, a full or partial separation of the business through an initial public offering, sale, spin-off, or other transaction.
Business Overview

We are one of the world's largest providers of global supply chain solutions, with revenues of $17.9 billion for the nine-month period ended December 31, 2020 and $24.2 billion in fiscal year 2020. The following tables set forth the relative percentages and dollar amounts of net sales by region and by country, and net property and equipment by country, based on the location of our manufacturing sites (amounts may not sum due to rounding):

	Three-Month Periods Ended				Nine-Month Periods Ended
	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
	(In millions)
Net sales by region:
Americas	$2,562	38%	$2,630	41%	$7,119	40%	$7,661	41%
Asia	2,695	40%	2,563	40%	6,985	39%	7,510	40%
Europe	1,463	22%	1,268	19%	3,754	21%	3,554	19%
	$6,720		$6,461		$17,858		$18,725

Net sales by country:
China	$1,721	26%	$1,638	25%	$4,631	26%	$4,535	24%
Mexico	1,177	18%	1,171	18%	3,237	18%	3,408	18%
U.S.	964	14%	966	15%	2,728	15%	2,677	14%
Malaysia	459	7%	398	6%	1,191	7%	1,233	7%
Brazil	405	6%	480	7%	1,116	6%	1,524	8%
Hungary	385	6%	352	5%	942	5%	994	5%
India	316	5%	298	5%	599	3%	1,091	6%
Other	1,293	18%	1,158	19%	3,414	20%	3,263	18%
	$6,720		$6,461		$17,858		$18,725

	As of		As of
Property and equipment, net:	December 31, 2020		March 31, 2020
	(In millions)
Mexico	$540	26%	$555	25%
U.S.	364	17%	378	17%
China	337	16%	396	18%
India	174	8%	207	9%
Hungary	104	5%	100	5%
Malaysia	102	5%	111	4%
Other	476	23%	469	22%
	$2,097		$2,216
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

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	92.4	93.1	93.1	93.9
Restructuring charges	0.4	0.2	0.4	0.9
Gross profit	7.2	6.7	6.5	5.2
Selling, general and administrative expenses	3.3	3.4	3.4	3.4
Intangible amortization	0.2	0.2	0.3	0.3
Restructuring charges	0.0	0.0	0.1	0.1
Interest and other, net	0.1	0.8	0.3	0.8
Income before income taxes	3.6	2.3	2.4	0.6
Provision for income taxes	0.4	0.5	0.5	0.4
Net income	3.2%	1.8%	1.9%	0.2%
Net sales
The following table sets forth our net sales by segment, and their relative percentages (amounts may not sum due to rounding):

	Three-Month Periods Ended				Nine-Month Periods Ended
	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
	(In millions)
Net sales:
Flex Agility Solutions	$3,834	57%	$3,631	56%	$10,063	56%	$11,122	59%
Flex Reliability Solutions	2,886	43%	2,830	44%	7,795	44%	7,603	41%
	$6,720		$6,461		$17,858		$18,725

Net sales during the three-month period ended December 31, 2020 totaled $6.7 billion, representing an increase of approximately $0.3 billion, or 4% from $6.5 billion during the three-month period ended December 31, 2019. Net sales for our FAS segment increased $203 million, or 5.6%, driven by increases across all of its end markets, led by an approximately 10% increase in sales by our Lifestyle business due to extended strength in high-end audio, floor care, and appliance end markets, and an approximately 9% increase in sales by our Consumer Devices business as a result of spikes in consumer spending and demand. Net sales for our FRS segment increased $56 million, or 2.0%, primarily due to an increase of over 20% in sales by our Health Solution business as a result of continued demand for critical care products and diagnostics and patient monitoring programs. In addition, Automotive revenue increased over 5% as we continue to recover from the shutdowns earlier in the year. Offsetting these increases was an over 5% drop in sales in our Industrial business where strong growth in core industrial was offset by expected declines in power solutions due to reductions in demand from a specific customer. Net sales increased $194 million to $1.5 billion in Europe, $132 million to $2.7 billion in Asia, partially offset by a $68 million decline down to $2.6 billion in the Americas.
Net sales during the nine-month period ended December 31, 2020 totaled $17.9 billion, representing a decrease of approximately $0.9 billion, or 5% from $18.7 billion during the nine-month period ended December 31, 2019. The decrease in net sales was most notable in our FAS segment, down $1.1 billion, or 9.5%, from the prior year, mainly due to a drop of over 30% in our Consumer Devices business resulting from lower demand due to the impact of COVID-19, and our continued strategic shift away from high volatility, short cycle businesses that we initiated in the prior year. Offsetting a portion of the overall decline in revenue was an increase in revenues from the FRS segment of $192 million, or 2.4%, driven primarily by an increase of over 20% in sales from our Health Solutions business, as noted above, and an increase of 3% in our Industrial business led by strong demand. These increases in our FRS segment were offset by a drop of approximately 15% in our Automotive business due to the factory shutdowns in the first quarter of fiscal year 2021 despite the recovery noted in the second and third quarters of fiscal year 2021. Net sales decreased $525 million to $7.0 billion in Asia, $542 million to $7.1 billion in the Americas, partially offset by a modest increase of $200 million to $3.8 billion in Europe.
Our ten largest customers, during the three and nine-month periods ended December 31, 2020, accounted for approximately 36% and 37% of net sales, respectively. Our ten largest customers, during the three and nine-month periods ended December 31, 2019, accounted for approximately 40% and 39% of net sales, respectively. No customer accounted for more than 10% of net sales during the three and nine-month periods ended December 31, 2020 or December 31, 2019.

Cost of sales
Cost of sales is affected by a number of factors, including the number and size of new manufacturing programs, product mix, labor cost fluctuations by region, component costs and availability and capacity utilization.
Cost of sales during the three-month period ended December 31, 2020 totaled $6.2 billion, representing an increase of approximately $0.2 billion, or 3% from $6.0 billion during the three-month period ended December 31, 2019. The increase in cost of sales for the three-month period is more notable in our FAS segment. Cost of sales in FAS for the three-month period ended December 31, 2020 increased 4%, or $149 million from the three-month period ended December 31, 2019, which is in line with the overall 5.6% increase in FAS revenue during the same period primarily as a result of demand upsides in our Lifestyle and Consumer Devices businesses coupled with better absorption of fixed costs. In addition, cost of sales in FRS for the three-month period ended December 31, 2020 increased 2%, or $55 million from the three-month period ended December 31, 2019, which is in line with the overall 2% increase in FRS revenue during the same period, as our Health Solutions and Automotive businesses continued to ramp as discussed above.
Cost of sales during the nine-month period ended December 31, 2020 totaled $16.6 billion, representing a decrease of approximately $1.0 billion, or 5% from $17.6 billion during the nine-month period ended December 31, 2019. The decrease in cost of sales for the nine-month period is more notable in our FAS segment. Cost of sales in FAS for the nine-month period ended December 31, 2020 decreased $1.0 billion or 10% from the nine-month period ended December 31, 2019, which is in line with the 10% decrease in revenue, primarily as a result of COVID-19 impacting our Consumer Devices business in the earlier part of fiscal year 2021, coupled with our targeted disengagement of high volatility, short cycle businesses initiated in the prior year. Offsetting the decrease in cost of sales in FAS is an increase of $208 million, or 3%, related to the FRS segment during the nine-month period ended December 31, 2020. These fluctuations are consistent with the associated change in net sales noted above. Cost of sales was also higher in the prior year due to $95 million of customer assets impairment charges for customers that were experiencing financial difficulties as well as the write-down of inventory not recoverable due to significant reductions in future customer demand as we reduced our exposure to certain higher volatility businesses.
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
Gross profit during the three-month period ended December 31, 2020 increased $49 million to $479 million, or 7.2% of net sales, from $430 million, or 6.7% of net sales, during the three-month period ended December 31, 2019. Gross margin improved 50 basis points during the same period. The increase in gross profit and gross margin resulted primarily from an improvement of the FAS segment gross profit and gross margin driven by strong demand in Consumer Devices and Lifestyle end markets and, as noted above, enhanced productivity and efficiencies driven by disciplined cost reduction initiatives. This more than offset the flat gross profit and slight drop in gross margin for our FRS segment related to certain product transitions to next generation within Automotive coupled with continued investments with new product ramps in our Health Solutions business.
Gross profit during the nine-month period ended December 31, 2020 increased $205 million to $1.2 billion, or 6.5% of net sales, from $1.0 billion, or 5.2% of net sales, during the nine-month period ended December 31, 2019, an improvement of 130 basis points. The increase in gross profit and gross margin during the nine-month period ended December 31, 2020 primarily resulted from lower restructuring costs, $63 million in the nine-month period ended December 31, 2020, versus $175 million in the nine-month period ended December 31, 2019, a decline of $112 million which is primarily due to charges taken in fiscal year 2020 due to geopolitical challenges and uncertainties which impacted certain of our customers. Gross profit also increased due to the $95 million of customer assets impairment charges recorded in the prior year for customers that were experiencing financial difficulties coupled with the write-down of inventory not recoverable due to the significant reductions in future customer demand as we reduced our exposure to certain higher volatility businesses. These increases were partially offset by the decline in revenue and gross profit in our Consumer Devices and Automotive end markets reflecting COVID-19 demand and production pressures during the first half of fiscal year 2021.
Segment income

An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, customer related asset impairment charges, restructuring charges, legal and other, and interest and other, net. A portion of depreciation is allocated to the respective segments, together with other general corporate research and development and administrative expenses.
The following table sets forth segment income and margins (amounts may not sum due to rounding):

	Three-Month Periods Ended				Nine-Month Periods Ended
	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
	(In millions)
Segment income:
Flex Agility Solutions	$153	4.0%	$98	2.7%	$313	3.1%	$301	2.7%
Flex Reliability Solutions	178	6.2%	186	6.6%	472	6.1%	475	6.2%
FAS segment margin increased 130 basis points, to 4.0% for the three-month period ended December 31, 2020, from 2.7% for the three-month period ended December 31, 2019. The margin increase was driven by an increase in demand from high-end audio, floor care and appliance customers included in our Lifestyle end markets as well as incremental margin enhancement from our Consumer Devices end markets driven by product ramps coupled with better fixed costs absorption. The FAS segment margin increased 40 basis points, to 3.1% for the nine-month period ended December 31, 2020, from 2.7% for the nine-month period ended December 31, 2019. The increase in FAS segment margin during the nine-month period is due to similar drivers as noted in the discussion above for the three-month period partially offset by the elevated under absorption and supply chain constraints noted in the earlier part of fiscal year 2021.
FRS segment margin decreased 40 basis points, to 6.2% for the three-month period ended December 31, 2020, from 6.6% for the three-month period ended December 31, 2019. The margin deterioration was driven by certain product transitions to next generation noted in our Automotive business coupled with investments in new product ramps in our Health Solutions business. FRS segment margin decreased 10 basis points, to 6.1% for the nine-month period ended December 31, 2020, from 6.2% for the nine-month period ended December 31, 2019. The decrease in FRS segment margin during the nine-month period is primarily the results of plant shutdowns during most of our first quarter of fiscal year 2021, which affected the entire automotive ecosystem across all regions, coupled with under-absorption and efficiency impacts.

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
Restructuring charges
In order to support our strategy and build a sustainable organization, and after considering that the economic recovery from the pandemic will be slower than anticipated, we have identified and are engaging in certain structural changes. These restructuring actions will eliminate non-core activities primarily within our corporate function, align our cost structure with our reorganizing and optimizing of our operations model along our two reporting segments, and further sharpen our focus to winning business in end markets where we have competitive advantages and deep domain expertise. During the three and nine-month periods ended December 31, 2020, we recognized approximately $30 million and $75 million, respectively, of restructuring charges, primarily cash charges related to employee severance.
During the first half of fiscal year 2020 in connection with the recent geopolitical developments and uncertainties, primarily impacting one customer in China, we experienced a reduction in demand for products assembled for that customer. As a result, we accelerated our strategic decision to reduce our exposure to certain high-volatility products in both China and India. We also initiated targeted activities to restructure our business to further reduce and streamline our cost structure. During the three and nine-month periods ended December 31, 2019, we recognized $15 million and $199 million of restructuring charges. We incurred cash charges of approximately $15 million and $143 million, respectively, that were predominantly for employee severance, and non-cash charges of an immaterial amount and $56 million, respectively, primarily related to asset impairments.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) was $222 million, or 3.3% of net sales, during the three-month period ended December 31, 2020, increasing $4 million from $218 million, or 3.4% of net sales, during the three-month period ended December 31, 2019, which reflects our enhanced cost control efforts to support a higher revenue growth while keeping our SG&A expenses relatively flat. SG&A was $606 million, or 3.4% of net sales, during the nine-month period ended

December 31, 2020, decreasing $27 million from $633 million, or 3.4% of net sales, during the nine-month period ended December 31, 2019. The decrease reflects strong cost discipline practiced across the enterprise as well as the benefits from our distinct actions taken to temporarily reduce compensation costs across our employee base and aggressively reducing our discretionary spend levels during the first half of fiscal year 2021. In addition, it reflects a refined cost structure benefiting from prior restructuring initiatives.
Intangible amortization
Amortization of intangible assets remains consistent at $16 million during the three-month periods ended December 31, 2020 and December 31, 2019. During the nine-month period ended December 31, 2020, amortization of intangible assets marginally declined to $47 million, from $49 million for the nine-month period ended December 31, 2019, primarily due to certain intangibles now being fully amortized.
Interest and other, net
Interest and other, net was $7 million of charges during the three-month period ended December 31, 2020 compared to $50 million of charges during the three-month period ended December 31, 2019, primarily driven by $48 million of gains from higher equity in earnings recognized in fiscal year 2021 for certain of our non-core equity method investments.
Interest and other, net was $58 million of charges during the nine-month period ended December 31, 2020 compared to $153 million of charges during the nine-month period ended December 31, 2019. Consistent with the factors above, the decrease in expense is primarily driven by $68 million of gains from higher equity in earnings recognized for certain of our non-core equity method investments in fiscal year 2021, in addition to $26 million of lower expenses from our asset-backed securitization programs as we reduced outstanding balances for these programs.
Income taxes
Certain of our subsidiaries, at various times, have been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to note 14, “Income Taxes” of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 for further discussion.
The consolidated effective tax rate was 11% and 18% for the three-month and nine-month periods ended December 31, 2020 and 23% and 65% for the three-month and nine-month periods ended December 31, 2019, respectively. The effective rate varies from the Singapore statutory rate of 17% as a result of recognition of earnings in different jurisdictions (we generate most of our revenues and profits from operations outside of Singapore), operating loss carryforwards, income tax credits, release of previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effect of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, Costa Rica, India, the Netherlands and Israel. The effective tax rate for the three-month and nine-month periods ended December 31, 2020 is lower than the effective tax rate for the three-month and nine-month periods ended December 31, 2019, primarily due to the changing jurisdictional mix of income, and the Company's recognition of significant amounts of restructuring charges, impairment of non-core investments, and customer related asset impairments with minimal associated tax benefits for the three-month and nine-month periods ended December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES
In response to the recent challenging environment following the COVID-19 pandemic, we continuously evaluate our ability to meet our obligations over the next 12 months and have proactively reset our capital structure during these times to improve maturities and liquidity. As a result, we expect that our current financial condition, including our liquidity sources are adequate to fund current and future commitments. As of December 31, 2020, we had cash and cash equivalents of approximately $2.6 billion and bank and other borrowings of approximately $3.8 billion. We had a $1.75 billion revolving credit facility, under which there were no borrowings outstanding as of the end of the quarter. We also issued $675 million of 3.750% Notes due February 2026 and $650 million of 4.875% Notes due May 2030 and repaid $433 million for the term loan due June 2022. Refer to note 6 to the condensed consolidated financial statement for details. As of December 31, 2020, we were in compliance with the covenants under all of our credit facilities and indentures. In January 2021, we entered into a new $2.0 billion credit agreement (the "New Credit Facility") which matures in January 2026 and consists of a $2.0 billion revolving credit facility with a sub-limit of $360 million available for swing line loans and a sub-limit of $175 million available for the issuance of letters of credit. The New Credit Facility replaced the previous $1.75 billion credit facility noted above. Under the New Credit Facility, the interest rate margins, commitment fee and letter of credit usage fee are subject to upward or downward adjustments if the Company achieves, or fails to achieve, certain specified sustainability targets with respect to workplace safety and greenhouse gas emissions. Such upward or downward sustainability adjustments may be up to 0.05% per annum in the case of the interest rate margins and letter of credit usage fee and up to 0.01% per annum in the case of the commitment fee.

Cash used in operating activities was $17 million during the nine-month period ended December 31, 2020, primarily driven by cash outflows related to accounts receivables resulting from the reduction of our outstanding balances of accounts receivable sold through our ABS and accounts receivable factoring programs. These were offset by $373 million of net income for the period plus $517 million of non-cash charges such as depreciation, amortization, restructuring and impairment charges, and stock-based compensation.
We believe net working capital and net working capital as a percentage of annualized net sales are key metrics that measure our liquidity. Net working capital is calculated as current quarter accounts receivable, net of allowance for doubtful accounts, plus inventories and contract assets, less accounts payable and certain other current liabilities related to vendor financing programs. Net working capital increased $1.3 billion to $2.7 billion as of December 31, 2020, from $1.4 billion as of March 31, 2020. This increase is primarily driven by a $1.6 billion increase in net receivables as we reduced our outstanding balances on our ABS and accounts receivable factoring programs as discussed above, partially offset by a $0.2 billion decrease in contract assets and $0.1 billion decrease in inventories. Our current quarter net working capital as a percentage of annualized net sales for the quarter ended December 31, 2020, increased to 10.1% from 6.3% of annualized net sales for the quarter ended March 31, 2020 as a direct result of reducing the outstanding balance of accounts receivable sold through our ABS and accounts receivable factoring programs. The Company expects to operate in this range going forward. Though we have mitigated most of the initial supplier constraints and component shortages that we had encountered in the first quarter of fiscal year 2021, we continue to operate in an unusual and dynamic environment with respect to virus-related production limitations and fluctuating demand. We expect it will take additional time to adequately drive down our inventory levels to align with the current demand environment. We are actively working with our partners to rebalance safety and buffer stock requirements and we have an established enterprise-wide cross-functional initiative resetting our load planning. Component shortages are also expected to persist in the near future as we are seeing increasing supply constraints. We are working diligently with our partners to secure needed parts and fulfill demand.
Cash used in investing activities was $226 million during the nine-month period ended December 31, 2020. This was primarily driven by $236 million of net capital expenditures for property and equipment to continue expanding capabilities and capacity in support of our expanding Health Solutions and Industrial businesses.
We believe adjusted free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our adjusted free cash flow is defined as cash from operations, plus cash collections of deferred purchase price receivables (for fiscal year 2020), less net purchases of property and equipment to present adjusted cash flows on a consistent basis for investor transparency (refer to Part II, Item 8, note 11 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, for discussion of the amendment of the ABS Programs). We also excluded the impact to cash flows related to certain vendor programs that is required for US GAAP presentation. During the nine-month period ended December 31, 2020, we proactively and strategically reduced the outstanding balance of our ABS programs. Proceeds from our debt issuance replaced the funding from the ABS programs for working capital purposes. We reduced the balance on this short-term financing product by $796 million as of December 31, 2020, from $798 million as of March 31, 2020, which has the accounting effect of reducing our cash flow from operations. As this decrease in cash flow reflects the change of our capital strategy, we have added this back for our adjusted free cash flow calculation. Our adjusted free cash flows for the nine-month period ended December 31, 2020 was an inflow of $542 million compared to an inflow of $538 million for the nine-month period ended December 31, 2019. Adjusted free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Adjusted free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Adjusted free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Nine-Month Periods Ended
	December 31, 2020	December 31, 2019
	(In millions)
Net cash used in operating activities	$(17)	$(1,699)
Reduction in ABS levels	796	—
Cash collection of deferred purchase price and other	(1)	2,511
Purchases of property and equipment	(261)	(376)
Proceeds from the disposition of property and equipment	25	102
Adjusted free cash flow	$542	$538
Cash provided by financing activities was $893 million during the nine-month period ended December 31, 2020, which was primarily driven by $1.4 billion of proceeds received in aggregate, net of discounts and after premiums, following the issuance of the 2026 Notes and the 2030 Notes, partially offset by $433 million cash paid for the repayment of the term loan due June

2022, and to a lesser extent by $38 million of cash paid for the repurchase of our ordinary shares. For further information, see note 6 to the condensed consolidated financial statements.
Our cash balances are generated and held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months. As of December 31, 2020, and March 31, 2020, approximately half of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $1.4 billion as of March 31, 2020). Repatriation could result in an additional income tax payment; however, for the majority of our foreign entities, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.
Future liquidity needs will depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, and the levels of shipments and changes in the volumes of customer orders.
We maintain global paying services agreements with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers who elect to participate in the program. The agreements allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. The cumulative payments due to suppliers participating in the programs amounted to approximately $0.3 billion and $0.7 billion for the three and nine-month periods ended December 31, 2020, respectively, and approximately $0.2 billion and $0.6 billion for the three and nine-month periods ended December 31, 2019, respectively. Pursuant to their agreement with one of the financial institutions, certain suppliers may elect to be paid early at their discretion. We are not always notified when our suppliers sell receivables under these programs. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.
In addition, we maintain various uncommitted short-term financing facilities including but not limited to commercial paper program, and revolving sale and repurchase of subordinated note established under the securitization facility, under which there were no borrowings outstanding as of December 31, 2020.
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
Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 7, 2020. During the nine-month period ended December 31, 2020, we paid $38 million to repurchase shares under the current repurchase plans at an average price of $15.73 per share. As of December 31, 2020, shares in the aggregate amount of $462 million were available to be repurchased under the current plan.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2020.
During fiscal year 2021, we issued $675 million of 3.750% Notes due February 2026 and $650 million of 4.875% Notes due May 2030 and repaid $433 million for the term loan due June 2022. Further, in January 2021, we entered into a new $2.0 billion credit facility which matures in January 2026, replacing our previous $1.75 billion credit facility.
Other than the changes discussed above, there were no material changes in our contractual obligations and commitments since March 31, 2020.

OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2020, and March 31, 2020, the outstanding balance on receivables sold for cash was $0.1 billion and $1.2 billion, respectively, under our asset-backed securitization programs and accounts receivable factoring program, which were removed from accounts receivable balances in our condensed consolidated balance sheets. For further information, see note 10 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the nine-month period ended December 31, 2020 as compared to the fiscal year ended March 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2020. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For a description of our material legal proceedings, see note 12 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results. We are including the following revised risk factors, which update and supersede the corresponding risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2020, and which should be read in conjunction with our description of risk factors in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended March 31, 2020:
The COVID-19 pandemic has materially and adversely affected our business and results of operations. The duration and extent to which it will continue to adversely impact our business and results of operations remains uncertain and could be material.
The COVID-19 pandemic has resulted in a widespread public health crisis and numerous disease control measures being taken to limit its spread, including travel bans and restrictions, quarantines, shelter-in-place orders, and shutdowns. These measures have materially impacted and are continuing to impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. We have significant operations worldwide, including in China, Mexico, the United States, Brazil, India, Malaysia and Europe, and each of these geographies has been affected by the outbreak and has taken measures to try to contain it, resulting in disruptions at many of our manufacturing operations and facilities, and further disruptions could occur in the future and any such disruptions could materially adversely affect our business. Most recently, with the second wave of the pandemic, we have been experiencing plant closures and/or restrictions at certain manufacturing facilities in Brazil and Malaysia. The impact of the pandemic on our business has included and could in the future include:

•disruptions to or restrictions on our ability to ensure the continuous provision of our manufacturing services and solutions;

•temporary closures or reductions in operational capacity of our manufacturing facilities;

•reductions in our capacity utilization levels;

•temporary closures of our direct and indirect suppliers, resulting in adverse effects to our supply chain, and other supply chain disruptions, which adversely affect our ability to procure sufficient inventory to support customer orders;

•temporary shortages of skilled employees available to staff manufacturing facilities due to shelter-in-place orders and travel restrictions within as well as into and out of countries;

•restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures;

•increases in operational expenses and other costs related to requirements implemented to mitigate the impact of the pandemic;

•delays or limitations on the ability of our customers to perform or make timely payments;

•reductions in short- and long-term demand for our manufacturing services and solutions, or other disruptions in technology buying patterns;

•workforce disruptions due to illness, quarantines, governmental actions, other restrictions, and/or the social distancing measures we have taken to mitigate the impact of COVID-19 at our locations around the world in an effort to protect the health and well-being of our employees, customers, suppliers and of the communities in which we operate (including working from home, restricting the number of employees attending events or meetings in person, limiting the number of people in our buildings and factories at any one time, further restricting access to our facilities and suspending employee travel); and

•our management team continuing to commit significant time, attention and resources to monitoring the COVID-19 pandemic and seeking to mitigate its effects on our business and workforce.
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
The extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of COVID-19 and its variants in the future, future government actions in response to the crisis and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable. We cannot at this time quantify or forecast the business impact of COVID-19, and there can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on our business, financial results and financial condition. In addition, the COVID-19 pandemic increases the likelihood and potential severity of other risks described in this “Risk Factors” section.
We may be adversely affected by supply chain issues, including shortages of required electronic components.
From time to time, we have experienced shortages of some of the electronic components that we use. These shortages can result from strong demand for those components or from problems experienced by suppliers, such as shortages of raw materials. We have also experienced, and may continue to experience, such shortages due to the effects of the COVID-19 pandemic. Most recently, we have experienced shortages of semiconductor components, which we expect will continue at least through the end of our fiscal year 2021. These unanticipated component shortages have resulted and could continue to result in curtailed production or delays in production, which may prevent us from making scheduled shipments to customers. Our inability to make scheduled shipments could cause us to experience a reduction in sales, increase in inventory levels and costs, and could adversely affect relationships with existing and prospective customers. Component shortages may also increase our cost of goods sold because we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. As a result, component shortages could adversely affect our operating results. Our performance depends, in part, on our ability to incorporate changes in component costs into the selling prices for our products. Our customers also may experience component shortages which may adversely affect customer demand for our products and services.
Our supply chain has also been and may continue to be impacted by the COVID-19 pandemic, and may be impacted by other events outside our control, including macro-economic events, trade restrictions, political crises, other public health emergencies, or natural or environmental occurrences.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our ordinary shares made by us for the period from September 26, 2020 through December 31, 2020:

Period (2)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 26, 2020 - October 30, 2020	—	$—	—	$500,000,000
October 31, 2020 - November 27, 2020	1,849,898	$15.53	1,849,898	$471,270,466
November 28, 2020 - December 31, 2020	546,159	$16.39	546,159	$462,318,284
Total	2,396,057		2,396,057
(1)During the period from September 26, 2020 through December 31, 2020, all purchases were made pursuant to the program discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)On August 7, 2020, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of December 31, 2020, shares in the aggregate amount of $462 million were available to be repurchased under the current plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.01	Executive Transition Agreement, dated November 17, 2020 between Flex Ltd. and Paul Humphries.					X
10.02	Form of Addendum Award Agreement under the 2010 Deferred Compensation Plan (FY21).					X
15.01	Letter in lieu of consent of Deloitte & Touche LLP.					X
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

FLEX LTD.
(Registrant)

/s/ REVATHI ADVAITHI
Revathi Advaithi
Chief Executive Officer
(Principal Executive Officer)

Date:	January 29, 2021
/s/ PAUL R. LUNDSTROM
Paul R. Lundstrom
Chief Financial Officer
(Principal Financial Officer)

Date:	January 29, 2021