Form 10-K
period 2021-03-31
FLEX LTD.
filed 2021-05-19
CIK 866374

Use these links to rapidly review the document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of September 25, 2020, the aggregate market value of the Company's ordinary shares held by non-affiliates of the registrant was approximately $5.3 billion based upon the closing sale price as reported on the Nasdaq Global Select Market.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2021
Ordinary Shares, No Par Value	490,742,161
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement to be delivered to shareholders in connection with the Registrant's 2021 Annual General Meeting of Shareholders	Part III

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
In the first quarter of fiscal year 2021, Flex made certain changes in its organization structure as part of its strategy to further drive growth, efficiency and productivity with two focused and complementary delivery models, Flex Agility Solutions and Flex Reliability Solutions, Flex now reports its financial performance based on these two reportable segments:
•Flex Agility Solutions ("FAS"), which is comprised of the following end markets:
◦Communications, Enterprise and Cloud ("CEC"), including data infrastructure, edge infrastructure and communications infrastructure;
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
◦Health Solutions, including medical devices, medical equipment and drug delivery; and
◦Industrial, including capital equipment, industrial devices, renewable including our Nextracker business, grid edge, and power systems.
The FAS segment is optimized for speed to market based on a highly flexible supply and manufacturing system. The FRS segment is optimized for longer product lifecycles requiring complex ramps with specialized production models and critical environments.
Our customers include many of the world's leading technology, healthcare, automotive, and industrial companies. We are focused on establishing long-term relationships with our customers and have been successful in expanding relationships to incorporate additional product lines and services.
In fiscal year 2021, our ten largest customers accounted for approximately 36% of net sales. No customer accounted for greater than 10% of the Company's net sales in fiscal year 2021.
Flex believes that growth in the contract manufacturing services industry will be largely driven by the need for OEMs to respond to rapidly changing industries, markets and technologies, as well as the increasing complexity of supply chains and the continued pressure to be innovative and cost competitive. Additionally, we believe there are significant opportunities for global manufacturing services providers to win additional business from OEMs in markets or industry segments that have yet to substantially outsource manufacturing. Finally, we believe the COVID-19 pandemic may drive further growth opportunities as it highlights numerous new vulnerabilities and challenges for OEMs, which will require OEMs from all markets and industries to evaluate their supply chain resiliency.
STRATEGY
Flex helps its customers responsibly design and build products that create value and improve people’s lives. We do this by providing our customers with product development lifecycle services, from innovation, design, and engineering, to manufacturing, supply chain solutions, logistics, and circularity offerings. Flex’s strategy is to continue investing in areas where we can differentiate and add value, whether through engineering and design services, product technologies or developing differentiated processes and business methods. We are strengthening our abilities in software, robotics, AI, factory automation, and other disruptive technologies. We select ethical partners and integrate the supply chain so that our customers can operate efficiently and responsibly. We are committed to investing in our employees and communities, which includes addressing critical environmental issues.
People. To maintain competitiveness and world-class capabilities, we focus on hiring and retaining the world's best talent. We have focused on attracting the best engineering, functional and operational leaders and have accelerated efforts to develop the future leaders of the Company.
Customer Focus. We believe that building strong partnerships with our customers and delivering on our commitments strengthens trust and customer retention. For Flex, customers come first, and we have a relentless focus on delivering distinctive products and services in a cost-effective manner with fast time to market. We are highly collaborative and leverage our global system and processes to operate with speed and responsiveness to provide customers a reliant and resilient supply chain and manufacturing technology solutions and services.
Markets. We focus on companies that are leaders in their industry and value our superior capabilities in design, manufacturing, and supply chain services. Flex focuses on high-growth industries and markets where we have distinctive competence and a compelling value proposition. Examples include investments in specific technologies and industries such as healthcare, automotive, industrial, and energy. Our market-focused approach to managing our business increases customers' competitiveness by leveraging our deep vertical industry and cross-industry expertise, as well as global scale, regional presence and agility to respond to changes in market dynamics.
Operations. We continue to invest in maintaining leadership position in our world-class manufacturing and services capabilities including automation, simulation tools, digitizing our factories and implementing leading edge Industry 4.0 methodologies. We leverage our broad set of capabilities globally to provide a competitive advantage by minimizing logistics, manufacturing costs, and cycle times while increasing flexibility and responsiveness.
SERVICE OFFERINGS
Flex provides design, manufacturing and supply chain services through a network of over 100 locations in approximately 30 countries across four continents. We have established global scale through an extensive network of innovation labs, design centers, and manufacturing and services sites in the world's major consumer and enterprise products markets (Asia, the Americas, and Europe) in order to serve the supply chain needs of both multinational and regional companies. Our services provide customers with a competitive advantage by delivering leading-edge manufacturing technology, supply chain expertise, improved product quality, increased flexibility, faster time to market, and overall value. Our customers leverage our services to meet their requirements throughout their products' entire life cycles.
We believe we have the broadest worldwide product development lifecycle capabilities in the industry, from concept design to manufacturing to aftermarket and end of life services. We believe our key competitive advantages are our people, processes, and capabilities for making products, systems and solutions for customers:
•Time to market advantage: Our sophisticated supply chain management tools and expertise allow us to provide customers with access to real-time information that increases visibility and reduces risk throughout the entire product lifecycle. Our experience with new product introductions and manufacturing ramps provides customers with a time to market advantage.
•Broad range of services: Our full range of services include innovation and design, engineering, manufacturing, forward and reverse logistics, and circular economy supply chain management. Our deep cross-industry knowledge and multi-domain expertise accelerate the production of increasingly complex products for increasingly interconnected industries.

•Global scale: Flex’s physical infrastructure includes over 100 facilities in approximately 30 countries, staffed by approximately 160,000 employees, providing customers with truly global scale and strategic geographic distribution capabilities.
We offer global economies of scale in advanced materials and technology sourcing, manufacturing and after-market services, as well as market-focused expertise and capabilities in design and engineering. As a result of extensive experience in specific markets, we have developed a deep understanding of complex market dynamics, giving us the ability to anticipate trends that impact customers' businesses. Our expertise can help improve customers' market positioning by effectively adjusting product plans and roadmaps to efficiently and cost-effectively deliver high quality products that meet their geographic and time to market requirements.
Our services include all processes necessary to design, build, ship, and service a wide range of products for customers. These services include:
Design and Engineering Services. In addition to innovation and design centers, the Company offers a comprehensive range of value-added design, engineering and systems integration services, tailored to specific industries and markets, the needs of customers, and cover a broad range of technical competencies:
•System architecture;
•User interface and industrial design;
•Cross-industry technologies;
•Hardware design;
•Software design; and
•Design for excellence.
Flex is exposed to different or greater potential liabilities from the various design services than those the Company typically face in its core assembly and manufacturing services. See "Risk Factors—The success of certain of our activities depends on our ability to protect our intellectual property rights; claims of infringement or misuse of intellectual property and/or breach of license agreement provisions against our customers or us could harm our business."
Systems Assembly and Manufacturing. Our systems assembly and manufacturing operations generate the majority of our revenues and includes printed circuit board assembly and assembly of systems and subsystems that incorporate printed circuit boards and complex electromechanical components. We assemble electronic products with custom electronic enclosures on either a build-to-order or configure-to-order basis. As customers seek to provide greater functionality in physically smaller products, they increasingly require more sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and our expertise in innovative miniaturization, packaging and interconnect technologies, enables us to offer a variety of leading-edge manufacturing solutions. We support a wide range of product demand profiles, from low-volume, high-complexity programs, to high-volume production. Our systems assembly and manufacturing capabilities includes enclosures, testing services, and materials procurement and inventory management.
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
Logistics. The Flex Global Services business provides after-market and forward supply chain logistics services. Our suite of services is tailored to customers operating in the computing, consumer digital, infrastructure, industrial, mobile, automotive and medical industries.
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
COMPETITION

Flex’s market is extremely competitive. We compete against numerous domestic and foreign manufacturing service providers, as well as current and prospective customers, who evaluate our capabilities in light of their own capabilities and cost structures.
In recent years, we have seen an increased level of diversification by many companies in the technology, automotive and healthcare industries along with the convergence of many industries being transformed by technology advances. Increasingly complex products require highly customized solutions, in turn resulting in significant changes to the overall manufacturing and supply chain landscape.
We believe the principal competitive factors in the contract manufacturing services market are quality and range of services; design and technological capabilities; cost; location of sites; and responsiveness and flexibility. We believe we are extremely competitive with regard to all of these factors.
COMPETITIVE STRENGTHS
We continuously enhance our business through the development and expansion of our product and service offerings. We strive to maintain the efficiency and flexibility of the organization, with repeatable execution that adapts to macro-economic changes to provide clear value to customers, while increasing their competitiveness. We have a focused strategy on delivering value to customers through manufacturing technology, a trusted supply chain, innovation and design services, and domain expertise.
Significant Scope and Global Scale. We believe our global scale and regional capability are a significant competitive advantage, as customers increasingly require a broad range of manufacturing and supply chain services and solutions globally. Increasingly, customers are exploring transitioning to regional based supply chains to take advantage of time to market and specific customization required to win in those markets. Our global expertise, footprint and diverse supply chain network provides customers the ability to quickly adjust to changing regional, trade and manufacturing dynamics.
Trusted Supply Chain. We offer one of the most trusted and resilient global supply chain through a combination of deep expertise, technology, collaboration and disciplined execution to help customers build and deliver products that improve the world.
Long-Standing Customer Relationships. We believe our long-term relationships with key customers are the result of our track record of meeting commitments and delivering value that increases customers' competitiveness.
Extensive Design and Engineering Capabilities. We have an industry-leading global design service offering, with extensive product design engineering resources that provides design services, product development, and solutions to satisfy a wide array of customer requirements across all of the key industries and markets in which we do business.
Geographic, Customer and End Market Diversification. We believe we are operating one of the most well-balanced and diversified portfolios from a product, geographical and customer diversification perspective. No customer accounts for more than 10% of our annual revenue and the ten largest accounted for 36% of the Company’s net sales in fiscal year 2021. We believe we are well-positioned to grow faster than the industry average.
Customer and Product Innovation Hubs. We have established state-of-the art innovation hubs in the Americas, Asia and Europe, with differentiated offerings and specialized services for specific industries and markets. These innovation hubs offer customers geographically focused centers of design services, taking their product from concept to volume production and go-to-market in a rapid, cost effective and low risk manner.
Industrial Parks; Cost-Efficient Manufacturing Services. We have developed self-contained industrial parks that co-locate manufacturing and logistics operations with our suppliers in various cost-efficient locations. These sites enhance supply chain management efficiency, while providing multi-technology solution value for customers.
We have deployed manufacturing operations in regions around the world to provide customers with a wide array of solutions where the customers and/or their customers are located. As of March 31, 2021, approximately 80% of the Company’s manufacturing capacity was located in emerging markets, including Brazil, China, Hungary, India, Indonesia, Malaysia, Mexico, Poland, Romania, and Ukraine.
HUMAN CAPITAL MANAGEMENT
We believe that the performance of our Company is impacted by our human capital management, and as a result we consistently work to attract, select, develop, engage and retain strong, diverse talent. Our policies, philosophy and strategies support the inclusion of all people in our working environment. Further, we’re committed to respecting the human rights of our employees and improving their quality of life.

In 2020, the Company introduced new vision, mission, purpose, and value statements in support of cultivating an inclusive, high-performing culture where employees are empowered and given opportunities to reach their full potential. We are committed to providing a positive and safe workplace for Flex employees, respecting their dignity, creating an inclusive environment, and ensuring access to opportunity. We recognize that we have an opportunity to promote and support a culture of inclusion and diversity, wellness, and health and safety among our employees.
Employees. As of March 31, 2021, our global workforce totaled approximately 167,201 employees including our contractor workforce. In certain international locations, our employees are represented by labor unions and by work councils.

Region:	Number of Employees
Asia	59,252
Americas	76,503
Europe	31,446
Total	167,201
Well-being, Health, and Safety. Flex is committed to providing a safe and injury-free workplace. We provide programs and tools to improve physical, mental, financial, and social well-being, with increased focus during the COVID-19 pandemic. Our programs give access to a variety of innovative, flexible, and convenient health and wellness programs for our global employees, including on-site health centers in some of our major factories, which were increasingly critical this year for our essential workers who have worked on site since the start of the COVID-19 pandemic.
We promote a “zero-injury” culture through health and safety management systems, some of which are certified ISO 45001:2018, that implement a data-driven and risk-based approach in monitoring and reporting performance regularly. Some of the specific goals for which we measure our performance include increasing employee development, social and environmental management system audits, human rights policy training completion, Responsible Business Alliance ("RBA") compliance for rest day requirements, and decreasing safety incident rates.
In response to the COVID-19 pandemic, we deployed our contingency and resiliency plans that are encompassed in our business continuity programs. Our resiliency advisory and crisis management teams defined work streams and activated site teams with hundreds of employees, organizing across our global footprint, and coordinating and communicating with our suppliers and customers. Our leadership teams initiated enhanced health and safety measures across all facilities, as our foremost focus has been the health and safety of our employees. For those employees who could work from home, we provided them with the tools and support to do so. This allowed us to focus resources and additional investment on our manufacturing facilities. We modified practices at our manufacturing locations and offices to require personal protective equipment, sanitization measures, temperature checks, and social distancing. Our protocols to protect employees and safely operate our facilities have been in partnership with several governments, including those in China, Mexico, Malaysia, Brazil, and Europe. These measures enabled us to continue to conduct operations throughout the pandemic and have been recognized by several governments as a role model for employee safety.
Inclusion and Diversity. Inclusion and diversity are key priorities and strengths at Flex and are embedded in the fabric of our culture. Our commitment to diversity is exemplified by the composition of our Board of which three of eleven directors are female and six of eleven directors are ethnically diverse.
In 2020, we continued our progress on improving inclusion and diversity through employee programs. We launched or re-launched our employee resources groups (ERGs) which work to create a community that fosters freedom of self, build cultural awareness and develop a new generation of diverse leaders at Flex by establishing a sustainable structure with executive support that challenges bias and promotes unity. The Company maintains ERG chapters worldwide across five categories: Black, LatinX, Disabilities, Women and Veterans. These groups help to create a sense of belonging and support retention and attraction. Each ERG has an executive sponsor and is supported by senior leaders across the Company. The Company also held cultural awareness activities throughout the year to highlight specific groups including People with disabilities, Black History Month, LatinX Heritage Month, and Women’s History Month.
Additionally, we launched our cross-functional Global Inclusion Counsel, led by our CEO, of 12 members that represent diverse viewpoints. In partnership with McKinsey, we offered leadership development opportunities through their Management Accelerator and Executive Leadership Program to 56 Black employees. We also enhanced SheLeads, our leadership development program for women employees, and implemented a new unconscious bias training for all people managers to, among other things, provide tools to help managers lead more inclusively and improve diversity in recruiting. Furthermore, we leveraged external community partnerships with organizations such as the Business Roundtable, The Valuable 500, and INROADS to amplify our impact in recruiting and retaining diverse talent.

Our commitment to diversity starts at the top with our highly skilled and diverse Board of Directors and female CEO. Our board of directors includes three female directors (representing approximately 27% of directors) and six underrepresented minority directors (representing approximately 54% of directors).
As of March 31, 2021, women represent 44% of our global employees, and underrepresented minorities (those who identify as Black/African American, Hispanic/Latinx, Native American, Pacific Islander and/or two or more races) represent 59% of our U.S. employees. Approximately 17% of our executive team and approximately 21% percent of our leadership team (director level and above) are female. Approximately 11% of our executive team and approximately 33% percent of our U.S. leadership team (director level and above) are comprised of underrepresented minorities.
We established corporate goals to increase the number of employees and leaders from underrepresented groups and will continue to evolve these over time to improve representation. In developing these goals, we focused on hiring, retaining and promoting diversity across the organization. Additionally, we remain committed to parity in pay and opportunity in the U.S. by 2022.
Talent Attraction, Development, and Retention. Talent attraction, development, and retention are critical to our success and core to our mission as a company. To support the advancement of our employees, we provide training and development programs and opportunities encouraging advancement from within as well as continue to fill our team with strong and experienced external talent. We leverage both formal and informal programs, including in-person (as health and safety allows), virtual, social and self-directed learning, mentoring, coaching, and external development to identify, foster, and retain top talent. Employees have access to courses through our learning and development platform, Flex Learn. In 2020, 31,996 of our employees completed 397,408 hours of training programs. Flex has undertaken initiatives to keep employees who are working from home engaged during COVID-19, including virtual learning programs and check-in sessions.
We are also focused on completing talent and performance reviews. Our in-depth talent reviews serve to identify high potential talent to advance in roles with greater responsibility, assess learning and development needs, and establish and refresh succession plans for critical leadership roles across the enterprise. Our performance review process promotes transparent communication of team member performance, which we believe is a key factor in our success. The performance and the talent reviews enable ongoing assessments, reviews, and mentoring to identify career development and learning opportunities for our employees.
As a part of our efforts to improve employee experiences at Flex, we conduct the annual enterprise-wide employee engagement Flex Voice survey. Our leadership uses the results of the survey to continue developing our strengths and measure opportunities for improvement. This year 94% of employees completed the Flex Voice survey and the results reflected increased enthusiasm and engagement.
Compensation and Benefits. Our total rewards are designed to attract, motivate and retain employees. Our compensation philosophy is driven by the desire to attract and retain top talent, while ensuring that compensation aligns with our corporate financial objectives and the long-term interests of our shareholders. Our pay structures offer competitive salaries, bonuses and equity awards in the countries where we operate.
In each of the countries where we have operations, our comprehensive benefit plans offer a locally competitive mix of some or all of the following: medical, dental and vision insurance, short and long-term disability, flexible spending accounts, various types of voluntary coverage, and other benefit programs. We routinely benchmark our salaries and benefits against market peers to ensure our total rewards package remains competitive.
Board Oversight of Human Capital Management. The Compensation and People Committee of our Board of Directors is responsible for assisting the Board in oversight of our human capital management, including among other aspects, receiving periodic updates (not less than twice annually) regarding, and overseeing any significant change to, our human capital management strategy including corporate culture, inclusion, pay and opportunity equity, diversity, social initiatives and results, and talent, training, development, and retention programs.
Additional Human Capital Management Information. Additional information regarding human capital management will be included in our proxy statement filed in connection with our 2021 Annual General Meeting and our upcoming sustainability report. The information in the proxy statement and the sustainability report is not a part of this Annual Report on Form 10-K and is not incorporated by reference.
SUSTAINABILITY
At Flex, our sustainability journey began in 2002 with the creation of the Flex Foundation. For nearly 20 years, sustainability has been integrated into the fabric of our company, a key area of differentiation for Flex. Our focus has been to reduce our environmental impact, ensure the safety and well-being of our workforce, and commit to external reporting transparency on our progress.
Our strategy and global efforts, through our sustainability programs and multi-year objectives, are aligned with the principles set forth in the 2030 Sustainable Development Goals ("SDGs"). For the last two years, we were named an Advanced member of the United Nations Global Compact ("UNGC"), the world's largest corporate sustainability initiative, showcasing our commitment to integrate sustainability throughout our company and across our entire supply chain. We recently updated our sustainability strategy for 2030, including goals across the environmental, social, and governance pillars. Several goals of note include cutting operational emissions in half, providing access to mental health and well-being services to all employees, and maintaining top quartile performance for governance and transparency. The Flex Social and Environmental framework is based upon the principles, policies, and standards prescribed by the RBA, a worldwide association of electronics companies committed to promoting an industry code of conduct to improve working and environmental, health and safety conditions, as well as other relevant international standards (e.g., ISO 14001, United Nations Guiding Principles on Business and Human Rights).
During our calendar year 2020, we received several awards and accolades for our sustainability programs including the Manufacturing Leadership award for our sustainability efforts from the National Association of Manufacturers. In addition, we received Cisco’s annual supplier award for our sustainability performance for 2020. Sustainalytics named us #1 in the contract manufacturing sub-industry category and we were ranked in the top 50 out of approximately 13,000 companies overall.
Through the Flex Foundation, we work with nonprofits, community leaders and governments to promote inclusive and sustainable economic growth, employment, and decent work for all. We help protect the environment, support resource conservation and provide disaster relief. We accomplish this through grants, corporate and employee donations, and volunteerism. In response to the COVID-19 pandemic, the Flex Foundation made financial contributions to leading organizations, like the World Health Organization and Red Cross to help support efforts in combating COVID-19 in the countries in which we operate. The company also donated masks to local communities, front-line workers, as well as to Flex employees and their families.
Flex is committed to transparency in sustainability reporting. The company has adhered to the Global Reporting Initiative since 2013 and has published an annual sustainability report each year since 2016. In 2020, we improved our ratings receiving an A for water from CDP and an A- for climate change. The company also aligned its last sustainability report to the Sustainability Accounting Standards Board framework.
More detailed information can be found in the Flex annual sustainability report located at https://flex.com/company/our-sustainability. The information in the sustainability report and on our sustainability webpage is not a part of this Annual Report on Form 10-K and is not incorporated by reference.
ENVIRONMENTAL RISKS AND CLIMATE CHANGE
Our operations are subject to various federal, state, local and international environmental regulations, including laws governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. We have implemented processes and procedures to ensure that our operations comply with all applicable environmental regulations.
We also comply with an increasing number of product environmental compliance regulations focused upon the restriction of certain hazardous substances, including:
•Restrictions on Hazardous Substances ("RoHS") 2011/65/EU
•Waste Electrical and Electronic Equipment ("WEEE") 2012/19/EU directives
•The regulation EC 1907/2006 EU Directive REACH ("Registration, Evaluation, Authorization, and Restriction of Chemicals")
•China RoHS entitled, Management Methods for Controlling Pollution for Electronic Information Products ("EIPs")
We do not believe that costs of compliance with these environmental laws and regulations will have a material adverse effect on our capital expenditures, operating results, or competitive position. In addition, we are responsible for cleanup of contamination at some of our current and former manufacturing facilities and at some third-party sites. We engage environmental consulting firms to assist us in the evaluation of environmental liabilities associated with our ongoing operations, historical disposal activities, and closed sites in order to establish appropriate accruals in our financial statements. We determine the amount of our accruals for environmental matters by analyzing and estimating the probability of occurrence and the reasonable possibility of incurring costs in light of information currently available.

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
Similar legislation has been or may be enacted in other jurisdictions, including the United States. Our business requires close collaboration with our customers and suppliers to mitigate risks of non-compliance. We have developed rigorous compliance programs designed to meet the needs and specifications of our customers as well as the regulations. These programs vary from collecting compliance or material data from our Flex controlled or managed suppliers to full laboratory testing. We include compliance requirements in our standard supplier contracts. Non-compliance could result in significant costs and/or penalties.
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
Refer to the discussion in "Risk Factors" for further details of the legal and regulatory initiatives related to climate change that could adversely affect our business, results of operations and financial condition.
INTELLECTUAL PROPERTY
We own or license various United States and foreign patents relating to a variety of technologies. For certain of our proprietary processes, inventions, and works of authorship, we rely on trade secret or copyright protection. We also maintain trademark rights (including registrations) for our corporate name and several other trademarks and service marks that we use in our business in the United States and other countries throughout the world. We have implemented appropriate policies and procedures (including both technological means and training programs for our employees) to identify and protect our intellectual property, as well as that of our customers and suppliers. As of March 31, 2021, and 2020, the carrying value of our intellectual property was not material.
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
ITEM 1A.    RISK FACTORS
Summary of Risk Factors

These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. Such factors include but are not limited to:
•The COVID-19 pandemic has materially and adversely affected our business and results of operations. The duration and extent to which it will continue to adversely impact our business and results of operations remains uncertain and could be material.
•Weak global economic conditions, geopolitical uncertainty and instability in financial markets may adversely affect our business, results of operations, financial condition, and access to capital markets.
•We depend on industries that continually produce technologically advanced products with short product life cycles and our business would be adversely affected if our customers' products are not successful or if our customers lose market share.
•Our customers may cancel their orders, change production quantities or locations, or delay production, and our current and potential customers may decide to manufacture some or all of their products internally, which could harm our business.
•Our industry is extremely competitive; if we are not able to continue to provide competitive services, we may lose business.
•A significant percentage of our sales come from a small number of customers and a decline in sales to any of these customers could adversely affect our business.
•Our components business is dependent on our ability to quickly launch world-class component products, and our investment in the development of our component capabilities, together with the start-up and integration costs necessary to achieve quick launches of world-class component products, may adversely affect our margins and profitability.
•Our exposure to financially troubled customers or suppliers may adversely affect our financial results.
•We may be adversely affected by supply chain issues, including shortages of required electronic components.
•Our margins and profitability may be adversely affected due to substantial investments, start-up and production ramp costs in our design services.
•We conduct operations in a number of countries and are subject to the risks inherent in international operations.
•The success of certain of our activities depends on our ability to protect our intellectual property rights; claims of infringement or misuse of intellectual property and/or breach of license agreement provisions against our customers or us could harm our business.
•We are subject to risks relating to litigation and regulatory investigations and proceedings, which may have a material adverse effect on our business.
•If we do not effectively manage changes in our operations, our business may be harmed; we have taken substantial restructuring charges in the past and we may need to take material restructuring charges in the future.
•A breach of our IT or physical security systems, or violation of data privacy laws, may cause us to incur significant legal and financial exposure.
•Our strategic relationships with major customers create risks.
•We may not meet regulatory quality standards applicable to our manufacturing and quality processes for medical devices, which could have an adverse effect on our business, financial condition or results of operations.
•If our products or components contain defects, demand for our services may decline and we may be exposed to product liability and product warranty liability.
Business and Operational Risks
The ongoing COVID-19 pandemic has materially and adversely affected our business and results of operations. The duration and extent to which it will continue to adversely impact our business and results of operations remains uncertain and could be material.

The ongoing COVID-19 pandemic has resulted in a widespread public health crisis and numerous disease control measures being taken to limit its spread, including travel bans and restrictions, quarantines, shelter-in-place orders, and shutdowns. These measures have materially impacted and are continuing to impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. We have significant operations worldwide, including in China, Mexico, the United States, Brazil, India, Malaysia and Europe, and each of these geographies has been affected by the outbreak and has taken measures to try to contain it. This has resulted in disruptions at many of our manufacturing operations and facilities, and further disruptions could occur in the future. Any such disruptions could materially adversely affect our business. Most recently, with the second wave of the pandemic, we have been experiencing plant closures and/or restrictions at certain manufacturing facilities in Brazil and Malaysia. In addition, India is experiencing a severe COVID-19 resurgence, which has resulted in renewed disease control measures being taken to limit its spread including movement bans and shelter-in-place orders. We have a workforce and operations in India and are closely monitoring the situation. The impact of the pandemic on our business has included and could in the future include:
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
The global spread of COVID-19 also has created significant macroeconomic uncertainty, volatility and disruption, which may continue to adversely affect our and our customers’ and suppliers’ liquidity, cost of capital and ability to access the capital markets. As a result, the continued spread of COVID-19 could cause further disruptions in our supply chain and customer demand, and could adversely affect the ability of our customers to perform, including in making timely payments to us, which could further adversely impact our business, financial condition and results of operations. The COVID-19 pandemic has, in the short-term, adversely impacted, and may, in the long-term, adversely impact the global economy, potentially leading to an economic downturn. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of the pandemic’s global economic impact, including any recession, economic downturn, government spending cuts, tightening of credit markets or increased unemployment that has occurred or may occur in the future, which could cause our customers and potential customers to postpone or reduce spending on our manufacturing services and solutions.
The extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of COVID-19 in the future including variants of the virus, the availability and distribution of effective treatments and vaccines, and public health measures and actions taken throughout the world to contain COVID-19, and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable. We cannot at this time quantify or forecast the business impact of COVID-19, and there can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on our business, financial results and financial condition. In addition, the COVID-19 pandemic increases the likelihood and potential severity of other risks described in this “Risk Factors” section.
Our customers may cancel their orders, change production quantities or locations, or delay production, any of which could harm our business; the short-term nature of our customers’ commitments and rapid changes in demand may cause supply chain and other issues which adversely affect our operating results.
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
On occasion, customers require rapid increases in production or require that manufacturing of their products be transitioned from one facility to another to reduce costs or achieve other objectives. These demands may stress our resources, cause supply chain management issues, and reduce our margins. We may not have sufficient capacity at any given time to meet our customers' demands, and transfers from one facility to another can result in inefficiencies and costs due to excess capacity in one facility and corresponding capacity constraints at another. Many of our costs and operating expenses are relatively fixed, and thus customer order fluctuations, deferrals, and transfers of demand from one facility to another, as described above, have had a material adverse effect on our operating results in the past and we may experience such effects in the future.
A significant percentage of our sales come from a small number of customers and a decline in sales to any of these customers could adversely affect our business.
Sales to our ten largest customers represent a significant percentage of our net sales. Our ten largest customers accounted for approximately 36%, 39% and 43% of net sales in fiscal years 2021, 2020 and 2019, respectively. No customer accounted for more than 10% of net sales in fiscal year 2021, 2020 and 2019. Our principal customers have varied from year to year. These customers may experience dramatic declines in their market shares or competitive position, due to economic or other forces, that may cause them to reduce their purchases from us or, in some cases, result in the termination of their relationship with us. Significant reductions in sales to any of these customers, or the loss of major customers, would materially harm our business. If we are not able to timely replace expired, canceled or reduced contracts with new business, our revenues and profitability could be harmed. Additionally, mergers, acquisitions, consolidations or other significant transactions involving our key customers generally entail risks to our business. If a significant transaction involving any of our key customers results in the loss of or reduction in purchases by any of our largest customers, it could have a material adverse effect on our business, results of operations, financial condition and prospects.
We may be adversely affected by supply chain issues, including shortages of required electronic components.
From time to time, we have experienced shortages of some of the electronic components that we use. These shortages can result from strong demand for those components or from problems experienced by suppliers, such as shortages of raw materials. We have also experienced, and may continue to experience, such shortages due to the effects of the COVID-19 pandemic. Most recently, we have experienced shortages of semiconductor components which has impacted our end markets including Lifestyle. These unanticipated component shortages have resulted and could continue to result in curtailed production or delays in production, which may prevent us from making scheduled shipments to customers. Our inability to make scheduled shipments could cause us to experience a reduction in sales, increase in inventory levels and costs, and could adversely affect relationships with existing and prospective customers. Component shortages may also increase our cost of goods sold because we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. As a result, component shortages have adversely affected and, could in the future adversely affect, our operating results. Our customers also may experience component shortages which may adversely affect customer demand for our products and services.

Our supply chain has also been and may continue to be impacted by the COVID-19 pandemic, and may be impacted by other events outside our control, including macro-economic events, trade restrictions, political crises, other public health emergencies, or natural or environmental occurrences.
Our components business is dependent on our ability to quickly launch world-class component products, and our investment in the development of our component capabilities, together with start-up and integration costs, may adversely affect our margins and profitability.
Our components business, which includes power supply manufacturing, is part of our strategy to improve our competitive position and to grow our future margins, profitability and shareholder returns by expanding our capabilities. The success of our components business is dependent on our ability to design and introduce world-class components that have performance characteristics which are suitable for a broad market and that offer significant price and/or performance advantages over competitive products.
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
Our design services offerings require significant investments in research and development, technology licensing, test and tooling equipment, patent applications, facility building and expansion, and recruitment. We may not be able to achieve a high enough level of sales for this business to be profitable. The costs of investing in the resources necessary to expand our design and engineering capabilities, and in particular to support our design services offerings, have historically adversely affected our profitability, and may continue to do so as we continue to make investments to grow these capabilities.
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
The expansion of our business, as well as business contractions and other changes in our customers' requirements, including as a result of COVID-19, have in the past, and may in the future, require that we adjust our business and cost structures by incurring restructuring charges. Restructuring activities involve reductions in our workforce at some locations and closure of certain facilities. All of these changes have in the past placed, and may in the future place, considerable strain on our financial and management control systems and resources, including decision support, accounting management, information systems and facilities. If we do not properly manage our financial and management controls, reporting systems and procedures to manage our employees, our business could be harmed.
In recent years, including fiscal years 2021, 2020, and 2019, we initiated targeted restructuring activities focused on optimizing our portfolio, in particular customers and products in our consumer devices business, optimizing our cost structure in lower growth areas and, more importantly, streamlining certain corporate and segment functions. Restructuring charges are recorded based upon employee termination dates, site closure and consolidation plans generally in conjunction with an overall corporate initiative to drive cost reduction and realign the Company's global footprint.
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
We are increasingly reliant on our information systems to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers, and other business partners), and to manage or support a variety of critical business processes and activities. In particular, the COVID-19 pandemic has caused us to modify our business practices, including requiring many of our office-based employees to work from home. As a result, we are increasingly dependent upon our information systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our such information systems. We regularly face attempts by others to gain unauthorized access through the Internet or to introduce malicious software to our information systems. We are also a target of malicious attackers who attempt to gain access to our network or data centers or those of our customers or end users, steal proprietary information related to our business, products, employees, and customers; or interrupt our systems and services or those of our customers or others. We believe such attempts are increasing in number and in technical sophistication. In some instances, we, our customers, and the users of our products and services might be unaware of an incident or its magnitude and effects. We have implemented security systems with the intent of maintaining the physical security of our facilities and inventory and protecting our customers’ and our suppliers’ confidential information. In addition, while we seek to detect and investigate all unauthorized attempts and attacks against our network, products, and services, and to prevent their recurrence where practicable through changes to our internal processes and tools, we are subject to, and at times have suffered from, breach of these security systems which have in the past and may in the future result in unauthorized access to our facilities and/or unauthorized use or theft of the inventory or information we are trying to protect. If unauthorized parties gain physical access to our inventory or if they gain electronic access to our information systems or if such information or inventory is used in an unauthorized manner, misdirected, or lost or stolen during transmission or transport, any theft or misuse of such information or inventory could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties including our customers and possible financial obligations for damages related to the theft or misuse of such information or inventory, any of which could have a material adverse effect on our profitability and cash flow.
In addition, data privacy laws and regulations, including the European Union General Data Protection Regulation (“GDPR”) effective May 2018, pose increasingly complex compliance challenges, which may increase compliance costs, and any failure to comply with data privacy laws and regulations could result in significant penalties. Additionally, California recently enacted legislation, the California Consumer Privacy Act (“CCPA”), which became effective January 1, 2020 and was further amended by the California Privacy Rights Act, or CPRA, on November 3, 2020. The CCPA, among other requirements, require covered companies to provide new disclosures to California consumers, and allow such consumers new abilities to opt-out of certain sales of personal information. The CCPA was amended in September 2018, November 2019, and June 2020. It is unclear whether further modifications will be made to this law. Additionally, new privacy laws and regulations are under development at the U.S. Federal and state level and many international jurisdictions.
The effects of the GDPR, the CCPA and other data privacy laws and regulations may be significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Any actual or perceived failures to comply with the GDPR, the CCPA or other data privacy laws or regulations, or related contractual or other obligations, or any perceived privacy rights violation, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, penalties, and other liabilities, as well as harm to our reputation and market position. The GDPR, CCPA and other laws and self-regulatory codes may affect our ability to reach current and prospective customers, to understand how our solutions and services are being used, to respond to customer requests allowed under the laws, and to implement our business strategy effectively. These new laws and regulations could similarly affect our customers.
Our strategic relationships with major customers create risks.
In the past, we have completed numerous strategic transactions with customers. Under these arrangements, we generally acquire inventory, equipment and other assets from the customers, and lease or acquire their manufacturing facilities, while simultaneously entering into multi-year manufacturing and supply agreements for the production of their products. We may pursue these customer divestiture transactions in the future. These arrangements entered into with divesting customers typically involve many risks, including the following:
•we may need to pay a purchase price to the divesting customers that exceeds the value we ultimately may realize from the future business of the customer;
•the integration of the acquired assets and facilities into our business may be time-consuming and costly, including the incurrence of restructuring charges;
•we, rather than the divesting customer, bear the risk of excess capacity at the facility;
•we may not achieve anticipated cost reductions and efficiencies at the facility;
•we may be unable to meet the expectations of the customer as to volume, product quality, timeliness and cost reductions;
•our supply agreements with the customers generally do not require any minimum volumes of purchase by the customers, and the actual volume of purchases may be less than anticipated; and
•if demand for the customers' products declines, the customer may reduce its volume of purchases, and we may not be able to sufficiently reduce the expenses of operating the facility or use the facility to provide services to other customers.
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
In addition, acquisitions involve numerous risks and challenges, including:
•diversion of management's attention from the normal operation of our business;
•potential loss of key employees and customers of the acquired companies;
•difficulties managing and integrating operations in geographically dispersed locations;
•the potential for deficiencies in internal controls at acquired companies;
•increases in our expenses and working capital requirements, which reduce our return on invested capital;

•lack of experience operating in the geographic market or industry sector of the acquired business;
•cybersecurity and compliance related issues;
•initial dependence on unfamiliar supply chain or relatively small supply chain partners; and
•exposure to unanticipated liabilities of acquired companies.
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
We are pursuing alternatives for our Nextracker business, including a full or partial separation of the business, through an initial public offering of Nextracker or otherwise, which may not be consummated as or when planned or at all, and may not achieve the intended benefits.
We are pursuing alternatives for our Nextracker business, including a full or partial separation of the business, through an initial public offering of Nextracker or otherwise. The proposed separation of our Nextracker business may not be consummated as currently contemplated or at all, or may encounter unanticipated delays. If we are unable to consummate a transaction on favorable terms or at all, we may experience negative reactions from the financial markets and from our shareholders and employees. Planning a separation requires significant time, effort, and expense, may divert the attention of our management and employees from other aspects of our business operations and could adversely affect the business, financial condition, results of operations and cash flows of us and our Nextracker business. In addition, if we complete the proposed separation, there can be no assurance that we will be able to realize the intended benefits. Following a potential separation, the combined value of the two publicly-traded companies may not be equal to or greater than what the value of our ordinary shares would have been had the potential separation not occurred.
Our operating results may fluctuate significantly due to seasonal demand.
Two of our significant end markets are the lifestyle market and the consumer devices market. These markets exhibit particular strength generally in the two quarters leading up to the end of the calendar year in connection with the holiday season. As a result, we have historically experienced stronger revenues in our second and third fiscal quarters as compared to our other fiscal quarters. Economic or other factors leading to diminished orders in the end of the calendar year could harm our business.
We depend on our executive officers and skilled personnel.
Our success depends to a large extent upon the continued services of our executive officers and other key employees. Generally, our employees are not bound by employment or non-competition agreements, and we cannot assure you that we will retain our executive officers and other key employees. We could be seriously harmed by the loss of any of our executive officers or other key employees. In addition, in connection with expanding our design services offerings, we must attract and retain experienced design engineers. There is substantial competition in our industry for highly skilled employees. Additionally, hiring, training and retaining skilled employees may be adversely impacted by global economic uncertainty and office closures caused by COVID-19. Our failure to recruit and retain experienced design engineers, or if they are unable to work effectively or at all due to the COVID-19 pandemic, could limit the growth of our design services offerings, which could adversely affect our business. There also is the risk that we will be unable to achieve our diversity, equity and inclusion objectives and goals or meet the related requirements of our shareholders and other stakeholders.
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
Given the complexity of our supply chain and our geographically dispersed operations, we depend on a variety of common carriers to transport our materials from our suppliers to us, and to transport our products from us to our customers. Problems suffered by any of these common carriers, whether due to the COVID-19 pandemic, a natural disaster, labor problems, increased energy prices, criminal activity or some other issue, could result in shipping delays, increased costs, or other supply chain disruptions, and could therefore have a material adverse effect on our operations.
Industry Risks
We depend on industries that continually produce technologically advanced products with short product life cycles and our business would be adversely affected if our customers' products are not successful or if our customers lose market share.
We derive our revenue from customers in a number of end markets and factors affecting any of these industries in general or our customers in particular, could adversely impact us. These factors include:
•A negative impact of the COVID-19 pandemic on our customers or on the demand for our customers’ products;
•rapid changes in technology, evolving industry standards, and requirements for continuous improvement in products and services that result in short product life cycles;
•demand for our customers' products may be seasonal;
•our customers may fail to successfully market their products, and our customers' products may fail to gain widespread commercial acceptance; and
•our customers' products may have supply chain issues, including as a result of the COVID-19 pandemic
•our customers may experience dramatic market share shifts in demand which may cause them to lose market share or exit businesses.
Our industry is extremely competitive; if we are not able to continue to provide competitive services, we may lose business.
We compete with a number of different companies, depending on the type of service we provide or the location of our operations. For example, we compete with major global EMS providers, other smaller EMS companies that have a regional or product-specific focus and Original Design Manufacturer ("ODM") with respect to some of the services that we provide. We also compete with our current and prospective customers, who evaluate our capabilities in light of their own capabilities and cost structures. In the past, some of our customers moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity. Any of these developments could cause a decline in our sales, loss of market acceptance of our products or services, decreases of our profits or loss of our market share. Our industry is extremely competitive, many of our competitors have achieved substantial market share, and some may have lower cost structures or greater design, manufacturing, financial or other resources than we do. We face particular competition from Asian-based competitors, including Taiwanese ODM suppliers who compete in a variety of our end markets and have a substantial share of global information technology hardware production. If we are unable to provide comparable manufacturing services and improved products at lower cost than the other companies in our market, our net sales could decline.
Financial Risks
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
Our debt level may create limitations.
As of March 31, 2021, our total debt was approximately $3.8 billion. This level of indebtedness could limit our flexibility as a result of debt service requirements and restrictive covenants, and may limit our ability to access additional capital or execute our business strategy.
Our exposure to financially troubled customers or suppliers may adversely affect our financial results.
We provide manufacturing services to companies and industries that have in the past, and may in the future, experience financial difficulty. If some of our customers experience financial difficulty, we could have difficulty recovering amounts owed to us by these customers, or demand for our products from these customers could decline. Additionally, if our suppliers experience financial difficulty, we could have difficulty sourcing supplies necessary to fulfill production requirements and meet scheduled shipments. If one or more of our customers were to become insolvent or otherwise were unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition could be adversely affected. Such adverse effects could include one or more of the following: an increase in our provision for doubtful accounts, a charge for inventory write-offs, a reduction in revenue, and an increase in our working capital requirements due to higher inventory levels and increases in days our accounts receivables are outstanding. Any of these risks may be heightened by the effects of the COVID-19 pandemic.
On April 21, 2016, SunEdison, Inc. (together with certain of its subsidiaries, “SunEdison”) filed for protection under Chapter 11 of the U.S. Bankruptcy Code. During the fiscal year ended March 31, 2016, we recognized a bad debt reserve charge of $61.0 million associated with our outstanding SunEdison receivables and accepted return of previously shipped inventory of approximately $90.0 million. SunEdison stated in schedules filed with the Bankruptcy Court that, within the 90 days preceding SunEdison's bankruptcy filing, the Company received approximately $98.6 million of inventory and cash transfers of $69.2 million, which in aggregate represents the Company's estimate of the maximum reasonably possible contingent loss. On April 15, 2018, a subsidiary of the Company together with its subsidiaries and affiliates, entered into a tolling agreement with the trustee of the SunEdison Litigation Trust to toll any applicable statute of limitations or other time-related defense that might exist in regards to any potential claims that either party might be able to assert against the other for a period that will end at the earlier to occur of: (a) 60 days after a party provides written notice of termination; (b) six years from the effective date of April 15, 2018; or (c) such other date as the parties may agree in writing. No preference claims have been asserted against the Company and consideration has been given to the related contingencies based on the facts currently known. An unfavorable resolution of this matter could be material to our results of operations, financial condition, or cash flows
The market price of our ordinary shares is volatile.
The stock market in recent years has experienced significant price and volume fluctuations that have affected the market prices of companies, including technology companies. These fluctuations have often been unrelated to or disproportionately impacted by the operating performance of these companies. The market for our ordinary shares has been and may in the future be subject to similar volatility. Factors such as fluctuations in our operating results, announcements of technological innovations or events affecting other companies in the electronics industry, currency fluctuations, general market fluctuations, and macro-economic conditions may cause the market price of our ordinary shares to decline. Stock price fluctuations could impact the value of our equity compensation, which could affect our ability to recruit and retain employees.
Changes in our credit rating may make it more expensive for us to raise additional capital or to borrow additional funds. We are also exposed to interest rate fluctuations on our outstanding borrowings and investments.
Our credit is rated by credit rating agencies. Our 5.000% Notes due 2023, our 4.750% Notes due 2025, our 3.750% Notes due 2026, our 4.875% Notes due 2029 and our 4.875% Notes due 2030 are currently rated BBB- by Standard and Poor's

("S&P") which is considered to be “investment grade” by S&P, rated Baa3 by Moody’s which is considered to be “investment grade” by Moody's, and rated BBB- by Fitch which is considered to be "investment grade" by Fitch. Any decline in our credit rating may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us, if at all, negatively impact the price of our ordinary shares, increase our interest payments under some of our existing debt agreements, and have other negative implications on our business, many of which are beyond our control. In addition, the interest rate payable on some of our credit facilities is subject to adjustment from time to time if our credit ratings change. Thus, any potential future negative change in our credit rating may increase the interest rate payable on these credit facilities.
In addition, we are exposed to interest rate risk under our variable rate terms loans, bilateral facilities and revolving credit facility for indebtedness we have incurred or may incur under such facilities. The interest rates under these borrowings are based on either (i) a margin over LIBOR or (ii) the base rate (the greatest of the agent's prime rate, the federal funds rate plus 0.50% and LIBOR for a one-month interest period plus 1.00%) plus an applicable margin, in each case depending on our credit rating. Refer to the discussion in note 8 to the consolidated financial statements, "Bank Borrowings and Long-Term Debt" for further details of our debt obligations. We are also exposed to interest rate risk on our invested cash balances, our securitization facilities and our factoring activities.
In addition, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021, though the ICE Benchmark Administration, the administrator of LIBOR, announced that it would consider ceasing the publication of the one week and two-month U.S. dollar LIBOR settings at the end of 2021 and phase out the remaining U.S. dollar LIBOR settings by June 30, 2023. The transition from LIBOR to a new replacement benchmark is uncertain at this time and the consequences of such developments cannot be entirely predicted but could result in an increase in the cost of our borrowings on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.
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
We prepare our financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants (AICPA), the SEC and various bodies formed to interpret and create accounting policies. For example, significant changes to lease accounting rules have been enacted and applied to us in fiscal year 2020 per Accounting Standard Update ("ASU") 2016-02 "Leases." Changes to accounting rules or challenges to our interpretation or application of the rules by regulators may have a material adverse effect on our reported financial results or on the way we conduct business. Refer to "Recently Adopted Accounting Pronouncements" within note 2 of Item 8, Financial Statements and Supplementary Data.
International Risks
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
Additionally, the withdrawal of the United Kingdom from the EU ("Brexit") may also adversely impact worldwide economic conditions. The political and economic effects of Brexit are still uncertain and will depend, in part, on the Trade and Cooperation Agreement between the European Union and the European Atomic Energy Community, of the one part, and the United Kingdom of Great Britain and Northern Ireland, signed on December 30, 2020. Additionally, conditions may be adversely impacted by the actions that the U.S. or other countries have taken or may take with respect to certain treaty and trade relationships with other countries. The U.S. has thus far signaled a desire to reach a broad trade deal with a post-Brexit U.K. , but demands for concessions on issues like tariffs, non-tariff barriers, tax policies, and market access could present obstacles to achieving an agreement. Disagreements over similar issues, including market access, non-tariff barriers, and digital service taxes continue to raise the possibility of the U.S. imposing more tariffs on EU goods, even as the U.S. government signals a desire to reach a trade deal with the EU. The COVID-19 pandemic has served to further delay any potential progress on any U.S.-U.K. and U.S.-EU trade deal.
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
The geographic distances between the Americas, Asia and Europe create a number of logistical and communications challenges for us. These challenges include managing operations across multiple time zones, directing the manufacture and delivery of products across long distances, coordinating procurement of components and raw materials and their delivery to multiple locations, and coordinating the activities and decisions of the core management team, which is based in a number of different countries.
Facilities in several different locations may be involved at different stages of the production process of a single product, leading to additional logistical difficulties.
Because our manufacturing operations are located in a number of countries throughout the Americas, Asia and Europe, we are subject to risks of changes in economic, social and political conditions in those countries, including:
•fluctuations in the value of local currencies;
•labor unrest, difficulties in staffing and geographic labor shortages;
•longer payment cycles;
•cultural differences;
•increases in duties, tariffs, and taxation levied on our products including anti-dumping and countervailing duties;
•trade restrictions including limitations on imports or exports of components or assembled products, unilaterally or bilaterally;
•trade sanctions and related regulatory enforcement actions and other proceedings;
•potential trade wars;
•increased scrutiny by the media and other third parties of labor practices within our industry (including but not limited to working conditions) which may result in allegations of violations, more stringent and burdensome labor laws and regulations and inconsistency in the enforcement and interpretation of such laws and regulations, higher labor costs, and/or loss of revenues if our customers become dissatisfied with our labor practices and diminish or terminate their relationship with us;
•imposition of restrictions on currency conversion or the transfer of funds;
•expropriation of private enterprises;
•ineffective legal protection of our intellectual property rights in certain countries;
•natural disasters;
•exposure to infectious disease, epidemics and pandemics, including the effects of the COVID-19 pandemic, on our business operations in geographic locations impacted by the outbreak and on the business operations of our customers and suppliers;
•inability of international customers and suppliers to obtain financing resulting from tightening of credit in international financial markets;
•political unrest; and

•a potential reversal of current favorable policies encouraging foreign investment or foreign trade by our host countries.
We operate in a number of different countries and jurisdictions, and we cannot anticipate the potential impact that new or current restrictions in each of these countries or jurisdictions due to COVID-19 may have on our manufacturing operations and facilities, our supply chain, and our business more generally.
The attractiveness of our services to customers and our ability to conduct business with certain customers can be affected by changes in U.S. and other countries' trade policies. In 2018, the U.S. imposed tariffs on a large variety of products of Chinese origin. The U.S. government also, effective May 10, 2019, increased tariffs on $200 billion of Chinese goods to 25%. Further, on May 15, 2019, President Trump issued an executive order designed to secure the information and communications technology and services supply chain, which would restrict the acquisition or use in the United States of information and communications technology or services designed, developed, manufactured, or supplied by persons owned by, controlled by, or subject to the jurisdiction or direction of foreign adversaries. The executive order is subject to implementation by the Secretary of Commerce and applies to contracts entered into prior to the effective date of the order. In addition, the U.S. Commerce Department has implemented additional restrictions and may implement further restrictions that would affect the conduct of business with certain Chinese companies. A “phase one” trade deal signed between the U.S. and China on January 15, 2020 accompanied a U.S. decision to cancel a plan to increase tariffs on an additional list of Chinese products and to reduce the tariffs imposed on May 13, 2019 from 15% to 7.5% effective February 14, 2020. At present, the majority of tariff exclusions granted have expired and many of the additional tariffs on Chinese origin goods remain, as do concerns over the stability of bilateral trade relations, particularly given the limited scope of the phase one agreement. In addition, the economic disruption caused by the COVID-19 pandemic could make it harder for China to meet its obligations under the deal and increases the potential for China to invoke the deal’s “disaster clause,” which could further challenge US-China bilateral trade relations. Depending upon their duration and implementation as well as our ability to mitigate their impact, these tariffs, the executive order and its implementation and other regulatory actions could materially affect our business, including in the form of increased cost of goods sold, decreased margins, increased pricing for customers, and reduced sales. In addition, the 2020 U.S. presidential election and subsequent transition in the administration has resulted in additional uncertainty regarding the future of U.S. trade relations. At this time, there is no assurance that a broader trade agreement will be successfully negotiated between the United States and China to reduce or eliminate the existing tariffs. Further, one of our former customers, Huawei Technologies Co., Ltd., and some of its affiliates have been added to the U.S. Department of Commerce’s Entity List, and were recently made subject to enhanced restrictions designed to prevent them from having access to foreign-produced items using U.S.-origin semiconductor technology and equipment; we could be subject to reputational harm based on its business activities, including activities with sanctioned countries. In addition, some countries in which we operate, such as Brazil, Hungary, India, Mexico, Malaysia and Poland, have experienced periods of slow or negative growth, high inflation, significant currency devaluations or limited availability of foreign exchange. Furthermore, in countries such as China, Brazil, India and Mexico, governmental authorities exercise significant influence over many aspects of the economy, and their actions could have a significant effect on us. We could be seriously harmed by inadequate infrastructure, including lack of adequate power and water supplies, transportation, raw materials and parts in countries in which we operate. In addition, we may encounter labor disruptions and rising labor costs, in particular within the lower-cost regions in which we operate. Any increase in labor costs that we are unable to recover in our pricing to our customers could adversely impact our operating results.
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
Legal and Regulatory Risks
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
On May 8, 2018, a putative class action was filed in the Northern District of California against the Company and certain officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, alleging misstatements and/or omissions in certain of the Company’s financial results, press releases and SEC filings made during the putative class period of January 26, 2017 through April 26, 2018. On October 1, 2018, the Court appointed lead plaintiff and lead plaintiff’s counsel in the case. On November 28, 2018, lead plaintiff filed an amended complaint alleging misstatements and/or omissions in certain of the Company’s SEC filings, press releases, earnings calls, and analyst and investor conferences and expanding the putative class period through October 25, 2018. On April 3, 2019, the Court vacated its prior order appointing lead plaintiff and lead plaintiff’s counsel and reopened the lead plaintiff appointment process. On September 26, 2019, the Court appointed a new lead plaintiff and lead plaintiff’s counsel in the case. On November 8, 2019, lead plaintiff filed a further amended complaint. On December 4, 2019, Defendants filed a motion to dismiss the amended complaint. On May 29, 2020, the Court granted defendants’ motion to dismiss without prejudice and gave lead plaintiff 30 days to amend. On June 29, 2020, lead plaintiff filed a further amended complaint. On July 27, 2020, defendants filed a motion to dismiss the amended complaint. On December 10, 2020, the Court granted defendants’ motion to dismiss with prejudice and entered judgment in favor of defendants. On January 7, 2021, lead plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals. Lead plaintiff’s opening appeal brief is due May 19, 2021, and defendants’ answering brief is due June 18, 2021. Any existing or future lawsuits could be time-consuming, result in significant expense and divert the attention and resources of our management and other key employees, as well as harm our reputation, business, financial condition or results of operations.
On February 14, 2019, we submitted an initial notification of voluntary disclosure to the U.S. Department of the Treasury, Office of Foreign Assets Control ("OFAC") regarding possible noncompliance with U.S. economic sanctions requirements among certain non-U.S. Flex-affiliated operations. On September 28, 2020, we made a submission to OFAC that completed the Company’s voluntary disclosure based on the results of an internal investigation regarding the matter. We intend to continue to cooperate fully with OFAC in this matter going forward. Nonetheless, it is reasonably possible that we could be subject to penalties that could have a material adverse effect on our financial position, results of operations or cash flows.
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
We are subject to taxes in numerous jurisdictions. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory rates and changes in tax laws or their interpretation including changes related to tax holidays or tax incentives. The international tax environment continues to change as a result of both coordinated efforts by governments and unilateral measures designed by individual countries, both intended to tackle concerns over perceived international tax avoidance techniques, which could ultimately have an adverse effect on the taxation of international businesses. In addition, legislative changes may result from the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting Project. Any such changes, if adopted, could adversely impact our effective tax rate and may have a material impact on our results of operations, cash flows and financial position.
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
In the European Union ("EU"), we are required to maintain certain standardized certifications in order to sell our products and must undergo periodic inspections to obtain and maintain these certifications. Continued noncompliance to the EU regulations could stop the flow of products into the EU from us or from our customers. In China, the Safe Food and Drug Administration controls and regulates the manufacture and commerce of healthcare products. We must comply with the regulatory laws applicable to medical device manufacturers, or our ability to manufacture products in China could be impacted. In Japan, the Pharmaceutical Affairs Laws regulate the manufacture and commerce of healthcare products. These regulations also require that subcontractors manufacturing products intended for sale in Japan register with authorities and submit to regulatory audits. Other Asian countries and Latin America where we operate have similar laws regarding the regulation of medical device manufacturing.
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
There is an increasing focus on Sustainability including the Environmental, Social and Governance (ESG) in our industry. A number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions that their suppliers should comply with, or they may seek to include such provisions in their procurement terms and conditions. In addition, an increasing number of investors have adopted, or may adopt, ESG policies with which they expect their portfolio companies to comply. We currently comply with the sustainability standards set forth by various voluntarily sustainability initiatives and organizations, and we have joined the U.N. Global Compact, a voluntary initiative for businesses to develop, implement and disclose sustainability policies and practices. These social and environmental responsibility and ESG practices, policies, provisions and initiatives are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with.
Climate change, and the legal and regulatory initiatives related to climate change, could adversely affect our business, results of operations and financial condition.
There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changes in weather patterns and an increased frequency, intensity and duration of extreme weather conditions could, among other things, impair our production capabilities, disrupt the operation of our supply chain, and impact our customers and their demand for our services. As a result, the effects of climate change could have a long-term adverse impact on our business, results of operations and financial condition. In many of the countries in which we operate, governmental bodies are increasingly enacting legislation and regulations in response to the potential impacts of climate change. These laws and regulations have, and will continue to have, the potential to impact our operations directly or indirectly as a result of required compliance by us and our suppliers. In addition, we have committed to cut our operational emissions in half by 2030 as part of our long-term sustainability strategy and we may take additional voluntary steps to mitigate our impact on climate change. As a result, we may experience increases in energy, production, transportation and raw material costs, capital expenditures and insurance premiums and deductibles. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the scope of potential regulatory change in the countries in which we operate. Given the political significance and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business, results of operations and financial condition.
The success of certain of our activities depends on our ability to protect our intellectual property rights; claims of infringement or misuse of intellectual property and/or breach of license agreement provisions against our customers or us could harm our business.
We retain certain intellectual property rights to some of the technologies that we develop as part of our engineering, design, and manufacturing services and components offerings. The measures we have taken to prevent unauthorized use of our technology may not be successful. If we are unable to protect our intellectual property rights, this could reduce or eliminate the competitive advantages of our proprietary technology, which would harm our business.
Our engineering, design and manufacturing services and component offerings involve the creation and use of intellectual property rights, which subject us to the risk of claims of infringement or misuse of intellectual property from third parties and/or breach of our agreements with third parties, as well as claims arising from the allocation of intellectual property risk among us and our customers. From time to time, we enter into intellectual property licenses (e.g., patent licenses and software licenses) with third parties which obligate us to report covered behavior to the licensor and pay license fees to the licensor for certain activities or products, or that enable our use of third party technologies. We may also decline to enter into licenses for intellectual property that we do not think is useful for or used in our operations, or for which our customers or suppliers have licenses or have assumed responsibility.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our facilities consist of a global network of industrial parks, regional manufacturing operations, and design, engineering and product introduction centers, providing approximately 27 million square feet of productive capacity as of March 31, 2021. We do not identify or allocate assets by operating segment, as they are interchangeable in nature and used by multiple operating segments.
The composition of the square footage of our facilities, by region, is as follows:

	Leased (Manufacturing)	Owned (Manufacturing)	Total (Manufacturing)	Non-manufacturing	Total
	(in million square feet)
Americas	4.1	6.1	10.2	8.2	18.4
Asia	6.2	5.8	12.0	6.9	18.9
Europe	1.9	2.8	4.7	5.4	10.1
Total	12.2	14.7	26.9	20.5	47.4
Our facilities include large industrial parks, ranging in size from approximately 100,000 to 4.4 million square feet in Brazil, China, India, and Mexico. We also have regional manufacturing operations, generally ranging in size from under 100,000 to approximately 2.7 million square feet in Austria, Brazil, Canada, China, Denmark, Hungary, India, Indonesia, Ireland, Israel, Italy, Japan, Malaysia, Mexico, the Netherlands, Poland, Romania, Singapore, Spain, Switzerland, Ukraine and the United States. We also have smaller design and engineering centers, innovation centers and product introduction centers at a number of locations in the world's major industrial and electronics markets.
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
As of May 14, 2021 there were 2,933 holders of record of our ordinary shares. This does not include persons whose stock is in nominee or "street name" accounts through brokers.
DIVIDENDS
Since inception, we have not declared or paid any cash dividends on our ordinary shares. We currently do not have plans to pay any cash dividends in fiscal year 2022.
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
The graph below assumes that $100 was invested in our ordinary shares, in the Standard & Poor's 500 Stock Index and in the peer group described above on March 31, 2016 and reflects the annual return through March 31, 2021, assuming dividend reinvestment.
The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performances of our ordinary shares.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Flex, the S&P 500 Index, and Peer Group

250
200
150
100
50
0
Index Value
2016
2017
2018
2019
2020
2021
Period Ending
Flex Ltd.
S&P 500 Index
Peer Group

	3/16	3/17	3/18	3/19	3/20	3/21
Flex Ltd.	100.00	139.30	135.41	82.92	69.44	151.82
S&P 500 Index	100.00	117.17	133.57	146.25	136.05	212.71
Peer Group	100.00	145.91	131.95	104.01	87.70	177.65
Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2021
Index Data: Copyright Standard and Poor's, Inc. Used with permission. All rights reserved.
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our ordinary shares made by us for the period from January 1, 2021 through March 31, 2021.

Period (2)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 29, 2021	—	$—	—	$462,318,284
January 30 - February 26, 2021	2,862,625	18.86	2,862,625	408,318,704
February 27 - March 31, 2021	5,229,442	17.56	5,229,442	316,512,931
Total	8,092,067		8,092,067

(1)    During the period from January 1, 2021 through March 31, 2021 all purchases were made pursuant to the program discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)    On August 7, 2020, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of March 31, 2021, shares in the aggregate amount of $316.5 million were available to be repurchased under the current plan.
RECENT SALES OF UNREGISTERED SECURITIES
None.
INCOME TAXATION UNDER SINGAPORE LAW
Dividends.    Singapore does not impose a withholding tax on dividends. All dividends on our ordinary shares are not taxable in Singapore to shareholders, provided that any dividends are paid to shareholders outside of Singapore for this purpose and such dividends are not received or deemed to be received in Singapore by shareholders and are not derived by shareholders pursuant to any trade or business carried on in Singapore. Certain tax exemptions are available for foreign-sourced dividends received by Singapore tax residents, subject to conditions. Since inception, we have not declared nor paid any cash dividends on our ordinary shares, and we currently do not have plans to pay any cash dividends.
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
Shareholders who apply, or who are required to apply, the Singapore Financial Reporting Standard 109 Financial Instruments ("FRS 109") for the purposes of Singapore income tax may be required to recognize gains or losses (not being gains or losses in the nature of capital) in accordance with the provisions of FRS 109 (as modified by the applicable provisions of Singapore income tax law) even though no sale or disposal of shares is made.
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

ITEM 6.    SELECTED FINANCIAL DATA
These historical results are not necessarily indicative of the results to be expected in the future. The following selected consolidated financial data set forth below was derived from our historical audited consolidated financial statements and is qualified by reference to, and should be read in conjunction with, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data." On April 1, 2018, we adopted the new revenue standard and as a result we recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect at the time. As further discussed in note 2 to the consolidated financial statement in Item 8, the prior year amounts related to interest expense (income), net are now presented separately under interest, net, and the remaining balances under interest and other, net have been reclassified to the other charges (income), net within the consolidated statement of operations. For comparability purposes, the prior periods have been recast to conform to the current presentation. The reclassifications had no effect on the previously reported results of operations (Amounts may not sum due to rounding).

	Fiscal Year Ended March 31,
	2021	2020	2019	2018	2017
	(In millions, except per share amounts)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	$24,124	$24,210	$26,211	$25,441	$23,863
Cost of sales	22,349	22,681	24,594	23,778	22,303
Restructuring charges (3)	88	190	99	67	39
Gross profit	1,687	1,338	1,518	1,596	1,521
Selling, general and administrative expenses	817	834	953	1,019	937
Intangible amortization	62	64	74	79	81
Restructuring charges (3)	13	26	14	24	11
Interest, net	148	174	175	137	120
Other charges (income), net (1)	(67)	82	120	(184)	1
Income before income taxes	714	158	182	521	371
Provision for income taxes	101	71	89	92	51
Net income	$613	$88	$93	$429	$320
Diluted earnings per share:
Total	$1.21	$0.17	$0.18	$0.80	$0.59

	As of March 31,
	2021	2020	2019	2018	2017
	(In millions)
CONSOLIDATED BALANCE SHEET DATA:
Working capital (2)	$3,529	$1,875	$1,506	$1,902	$1,883
Total assets	15,836	13,690	13,499	13,716	12,593
Total long-term debt, excluding current portion	3,515	2,689	2,422	2,898	2,891
Shareholders' equity	3,436	2,831	2,972	3,019	2,678

(1)For fiscal years 2021, 2020 and 2019, refer to note 16 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion.

During fiscal year 2018, the Company recognized a $151.6 million gain from the deconsolidation of Elementum, and $38.7 million of income from the sale of a non-strategic cost basis investment.

(2)Working capital is defined as current assets, less current liabilities.

(3)The Company initiated restructuring plans during each of the fiscal years presented in the table above. For the restructuring plans initiated during fiscal years 2021, 2020, and 2019, refer to note 15 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion. During fiscal year 2018, the Company initiated targeted restructuring activities focused on optimizing the Company's cost structure in lower growth areas and, more importantly, streamlining certain corporate and segment functions. Restructuring charges are recorded based upon employee termination dates, site closures and consolidation plans generally in conjunction with an overall corporate initiative to drive cost reduction and realign the Company's global footprint. The Company recognized approximately $78.6 million of cash charges predominantly related to employee severance costs and $12.1 million of non-cash charges for asset impairment and other exit charges under the above plan. Of these total charges, approximately $66.8 million was recognized in cost of sales. During fiscal year 2017, the Company initiated a restructuring plan to accelerate its ability to support more Sketch-to-Scale® efforts across the Company and reposition away from historical legacy programs and structures through rationalizing its current footprint at existing sites and at corporate SG&A functions. The Company recognized restructuring charges of approximately $49.4 million primarily for employee termination costs under the above plan. Of these total charges, approximately $38.8 million was recognized in cost of sales.

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
OVERVIEW
We are the manufacturing partner of choice that helps a diverse customer base design and build products that improve the world. Through the collective strength of a global workforce across approximately 30 countries and responsible, sustainable operations, we deliver technology innovation, supply chain, and manufacturing solutions to diverse industries and end markets. In the first quarter of fiscal year 2021, the Company made certain changes in its organization structure as part of its strategy to further drive efficiency and productivity with two focused and complimentary delivery models. As a result, the Company now reports its financial performance based on two reportable segments:
•Flex Agility Solutions ("FAS"), which is comprised of the following end markets:
◦Communications, Enterprise and Cloud ("CEC"), including data infrastructure, edge infrastructure and communications infrastructure;
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
◦Health Solutions, including medical devices, medical equipment and drug delivery; and
◦Industrial, including capital equipment, industrial devices, renewable including our Nextracker business, grid edge, and power systems.
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
During the first half of fiscal year 2020 in connection with the recent geopolitical developments and uncertainties, primarily impacting one customer in China, we experienced a reduction in demand for products assembled for that customer. As a result, we accelerated our strategic decision to reduce our exposure to certain high-volatility products in both China and India. We also initiated targeted activities to restructure our business to further reduce and streamline our cost structure. During fiscal year 2021, in order to further support our strategy and build a sustainable organization, and after considering that the economic recovery from the pandemic will be slower than anticipated, we identified and engaged in certain structural changes. See additional discussion regarding these restructuring actions below under "Results of Operations - Restructuring charges".
We believe that our continued business transformation is strategically positioning us to take advantage of the long-term, future growth prospects for outsourcing of advanced manufacturing capabilities, design and engineering services and after-market services.
Update on the Impact of COVID-19 on our Business
As anticipated, our results were negatively impacted by COVID-19 disruptions to our factories, workforce, and suppliers most notably in our first quarter as the impact from the pandemic extended throughout the entire quarter. Total COVID-19 related costs incurred over fiscal year 2021 were over $150 million and were primarily comprised of enhanced health and safety protocols, incremental labor incentives, incremental supply chain costs and forced under-absorption of idle and underutilized labor and overhead costs. As we expected, these incremental costs persisted during fiscal year 2021, but declined significantly over the period as demand improved. Although not materially impacting our results for the fourth quarter of fiscal year 2021, most recently, with the second wave of the pandemic, we have also been experiencing temporary plant closures and/or restrictions at certain manufacturing facilities in Brazil and Malaysia. In addition, India is experiencing a severe COVID-19 resurgence, which has resulted in renewed disease control measures being taken to limit its spread including movement bans and shelter-in-place orders. We have workforce and operations in India and are closely monitoring the situation in India. Our priority is the welfare of our employees.
Throughout the fiscal year 2021, COVID-19 related demand and production pressures remained in certain end markets that we serve. Net sales decreased $0.1 billion during fiscal year 2021 versus the prior year primarily due to declines in our Consumer Devices business included in the FAS segment. Included in the FRS segment, our Health Solutions business performed well during fiscal year 2021 driven by the increased demand for critical care products and diagnostics and patient monitoring programs. Our factories were productive throughout most of fiscal year 2021 resulting in sales recovering specifically for the automotive businesses that were shut down during the majority of the first quarter. During the third quarter of fiscal year 2021, we started to see certain component constraints in the supply chain and we continued to carefully monitor potential supply chain disruptions due to ongoing tightness in the overall component environment. We expect consumer devices to be one of the end markets more sensitive to industry component constraints. In addition, while we anticipate revenue will continue to improve across our end markets, we believe that our businesses tied to consumer spending, such as Lifestyle and Consumer Devices, will continue to be impacted if there is a prolonged demand slowdown. Refer to “Risk Factors - The COVID-19 pandemic has materially and adversely affected our business and results of operations. The duration and extent to which it will continue to adversely impact our business and results of operations remains uncertain and could be material.”
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
Other Developments
We are actively pursuing alternatives for our Nextracker business. We are considering options that may include, among others, a full or partial separation of the business through an initial public offering, sale, spin-off, or other transaction. On April

28, 2021, we announced that we confidentially submitted a draft registration statement on Form S-1 with the U.S. Securities and Exchange Commission relating to the proposed initial public offering of Nextracker's Class A common stock. The initial public offering and its timing are subject to market and other conditions and the SEC’s review process, and there can be no assurance that we will proceed with such offering or any alternative transaction. Refer to "Risk Factors - We are pursuing alternatives for our Nextracker business, including a full or partial separation of the business, through an initial public offering of Nextracker or otherwise, which may not be consummated as or when planned or at all, and may not achieve the intended benefits."
This Annual Report on Form 10-K does not constitute an offer to sell or a solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.
Business Overview
We are one of the world's largest providers of global supply chain solutions, with revenues of $24.1 billion in fiscal year 2021. We have established an extensive network of manufacturing facilities in the world's major consumer and enterprise markets (Asia, the Americas, and Europe) to serve the growing outsourcing needs of both multinational and regional customers. We design, build, ship, and service consumer and enterprise products for our customers through a network of over 100 facilities in approximately 30 countries across four continents. As of March 31, 2021, our total manufacturing capacity was approximately 27 million square feet. The following tables set forth the relative percentages and dollar amounts of net sales by region and by country, and net property and equipment, by country, based on the location of our manufacturing sites (amounts may not sum due to rounding):

	Fiscal Year Ended March 31,
	2021		2020		2019
	(In millions)
Net sales by region:
Asia	$9,326	39%	$9,362	39%	$11,470	44%
Americas	9,672	40%	10,066	42%	9,893	38%
Europe	5,126	21%	4,782	19%	4,848	18%
	$24,124		$24,210		$26,211

Net sales by country:
China	$6,147	25%	$5,665	23%	$6,649	25%
Mexico	4,413	18%	4,449	18%	4,539	17%
U.S.	3,648	15%	3,719	15%	3,106	12%
Malaysia	1,563	6%	1,539	6%	1,996	8%
Brazil	1,554	6%	1,831	8%	2,181	8%
Hungary	1,313	5%	1,355	6%	1,290	5%
Other	5,486	25%	5,652	24%	6,450	25%
	$24,124		$24,210		$26,211

	Fiscal Year Ended March 31,
	2021		2020
	(In millions)
Property and equipment, net:
Mexico	$553	26%	$555	25%
U.S.	361	17%	378	17%
China	331	16%	396	18%
India	166	8%	207	9%
Malaysia	106	5%	111	5%
Hungary	105	5%	100	4%
Other	475	23%	469	22%
	$2,097		$2,216

We believe that the combination of our extensive open innovation platform solutions, design and engineering services, advanced supply chain management solutions and services, significant scale and global presence, and manufacturing campuses in low-cost geographic areas provide us with a competitive advantage and strong differentiation in the market for designing, manufacturing and servicing consumer and enterprise products for leading multinational and regional customers. Specifically, we offer our customers the ability to simplify their global product development, manufacturing process, and after-sales services, and enable them to meaningfully accelerate their time to market and cost savings.
Our operating results are affected by a number of factors, including the following:
•the impacts on our business due to component shortages, disruptions in transportation or other supply chain related constraints including as a result of the COVID-19 pandemic;

•the effects of the COVID-19 pandemic on our business and results of operations;

•changes in the macro-economic environment and related changes in consumer demand;

•the mix of the manufacturing services we are providing, the number, size, and complexity of new manufacturing programs, the degree to which we utilize our manufacturing capacity, seasonal demand, and other factors;

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

•the effects on our business due to certain customers' products having short product life cycles;

•our customers' ability to cancel or delay orders or change production quantities;

•our customers' decisions to choose internal manufacturing instead of outsourcing for their product requirements;

•integration of acquired businesses and facilities;

•increased labor costs due to adverse labor conditions in the markets we operate;

•changes in tax legislation; and

•changes in trade regulations and treaties.
We also are subject to other risks as outlined in Item 1A, "Risk Factors".
Net sales for fiscal year 2021 decreased less than 1%, or $0.1 billion, to $24.1 billion from the prior year. The decrease in sale was most notable in our FAS segment, down $0.6 billion, or 4.0%, from the prior year, driven by lower demand in our Consumer Devices business due to the impact of COVID-19 and more significantly our continued strategic shift away from high volatility, short cycle businesses that we initiated in the prior years. Largely offsetting the overall decline in revenue from our FAS segment for fiscal year 2021, was an increase in net sales from our FRS segment of $0.5 billion, or 4.7%, from the prior year, primarily driven by an increase in sales from our Health Solutions business and to a lesser extent from our Industrial business. Our fiscal year 2021 gross profit totaled $1.7 billion, representing an increase of $0.3 billion, or 26%, from the prior year. The increase was primarily driven by lower restructuring costs in fiscal year 2021 versus those incurred in fiscal year 2020 as a result of the geopolitical challenges and uncertainties which impacted certain of our customers. Gross profit also increased by $0.1 billion due to customer asset impairment charges recorded in the prior year coupled with the write-down of inventory not recoverable due to the significant reductions in future customer demand as we reduced our exposure to certain higher volatility businesses. Our net income totaled $0.6 billion, representing an increase of $0.5 billion, or 597%, compared to fiscal year 2020, due to the factors explained above, further impacted by higher impairment charges incurred in fiscal year 2020. Refer to note 2 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for details of the investment impairments.
Cash provided by operations increased by approximately $1.6 billion to a cash inflow of $0.1 billion for fiscal year 2021 compared with a cash outflow of $1.5 billion for fiscal year 2020 primarily driven by the $0.5 billion increase in net income and the reduced cash outflow related to accounts receivables during fiscal year 2021. Our net working capital ("NWC") is calculated as current quarter accounts receivable, net of allowance for doubtful accounts, plus inventories and contract assets, less accounts payable and certain other current liabilities related to vendor financing programs. Our net working capital as a percentage of annualized sales for fiscal year 2021 increased to 11.5% from 6.3% in the prior year as a direct result of reducing the outstanding balance of accounts receivable sold through our ABS and accounts receivable factoring programs.
We believe adjusted free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our adjusted free cash flow is defined as cash from operations, plus cash collections of deferred purchase price receivables (for fiscal year 2020), less net purchases of property and equipment to present adjusted cash flows on a consistent basis for investor transparency. We also excluded the impact to cash flows related to certain vendor programs that is required for U.S. GAAP presentation as well as cash outflows related to repayment of the outstanding balance of our ABS programs in fiscal year 2021 as we utilized proceeds from debt issuance to replace funding from the ABS programs for working capital purposes. Our adjusted free cash flow remained relatively flat at $0.7 billion for fiscal year 2021 compared to $0.7 billion for fiscal year 2020. Refer to Liquidity and Capital Resources section for the adjusted free cash flows reconciliation to the most directly comparable GAAP financial measure of cash flows from operations. Cash used in investing activities decreased by approximately $2.5 billion to a cash outflow of $0.2 billion for fiscal year 2021, compared with a cash inflow of $2.3 billion for fiscal year 2020, primarily due to lower cash collections on deferred purchase price receivables offset by lower net capital expenditures in the current fiscal year. Cash provided by financing activities increased by approximately $1.2 billion to a cash inflow of $0.7 billion during fiscal year 2021, compared with a cash outflow of $0.5 billion in the prior year, primarily driven by $1.4 billion of proceeds received in aggregate, net of discounts and after premiums, following the issuance of the 2026 Notes and the 2030 Notes, partially offset by $0.4 billion cash paid for the repayment of the term loan due June 2022.
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

Revenue Recognition
In determining the appropriate amount of revenue to recognize, we apply the following steps: (i) identify the contracts with the customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) we satisfy a performance obligation. Further, we assess whether control of the product or services promised under the contract is transferred to the customer at a point in time (PIT) or over time (OT). We are first required to evaluate whether our contracts meet the criteria for OT recognition. We have determined that for a portion of our contracts, we are manufacturing products for which there is no alternative use (due to the unique nature of the customer-specific product and intellectual property restrictions) and we have an enforceable right to payment including a reasonable profit for work-in-progress inventory with respect to these contracts. As a result, revenue is recognized under these contracts OT based on the cost-to-cost method as it best depicts the transfer of control to the customer measured based on the ratio of costs incurred to date as compared to the total estimated costs at completion of the performance obligation. For all other contracts that do not meet these criteria, we recognize revenue when we have transferred control of the related manufactured products which generally occurs upon delivery and passage of title to the customer. Refer to note 4 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further details.
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
Valuation of Private Company Investments
We assess our investments for impairment whenever events or changes in circumstances indicate that the assets may be impaired. The factors we consider in our evaluation of potential impairment of our investments, include, but are not limited to a significant deterioration in the earnings performance or business prospects of the investee, or factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operation or working capital deficiencies. The carrying value of certain of our investments are individually material, and thus there is the potential for material charges in future periods if we determine that those investments are impaired. Refer to note 2 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our investments.
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
Goodwill
Goodwill is tested for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. These approaches use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy and require us to make various judgmental assumptions about sales, operating margins, growth rates and discount rates which consider our budgets, business plans and economic projections, and are believed to reflect market participant views. Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, market EBITDA comparables and credit ratings. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, it could result in material impairments of our goodwill. Refer to note 2 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further detail on our goodwill.
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
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales (amounts may not sum due to rounding). The financial information and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data." As previously disclosed, we made certain changes in our organization structure. As a result of these changes, we revised our reportable segments as further discussed in note 20 to the consolidated financial statement in Item 8. There was no change to our consolidated financial statements. Additionally, as further discussed in note 2 to the consolidated financial statement in Item 8, the prior year amounts related to interest expense (income), net are now presented separately under interest, net, and the remaining balances under interest and other, net have been reclassified to other charges (income), net within the consolidated statement of operations. For comparability purposes, the prior periods have been recast to conform to the current presentation. The reclassifications had no effect on the previously reported results of operations.
The data below, and discussion that follows, represents our results from operations.

	Fiscal Year Ended March 31,
	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Cost of sales	92.6	93.7	93.8
Restructuring charges	0.4	0.8	0.4
Gross profit	7.0	5.5	5.8
Selling, general and administrative expenses	3.4	3.4	3.6
Intangible amortization	0.3	0.3	0.3
Restructuring charges	0.1	0.1	0.1
Interest, net	0.6	0.7	0.7
Other charges (income), net	(0.3)	0.3	0.4
Income before income taxes	2.9	0.7	0.7
Provision for income taxes	0.4	0.3	0.3
Net Income	2.5%	0.4%	0.4%

Net sales
The following table sets forth our net sales by segment, and their relative percentages:

	Fiscal Year Ended March 31,
	2021		2020		2019
Net sales:	(In millions)
Flex Agility Solutions	$13,493	56%	$14,053	58%	$16,855	64%
Flex Reliability Solutions	10,631	44%	10,157	42%	9,356	36%
	$24,124		$24,210		$26,211
Fiscal year 2021 vs 2020

Net sales during fiscal year 2021 totaled $24.1 billion, representing a decrease of $0.1 billion, or less than 1%, from $24.2 billion during fiscal year 2020. The decrease in net sales was most notable in our FAS segment, down $0.6 billion, or 4%, from the prior year, mainly due to a drop of 25% in our Consumer Devices business resulting from lower demand due to the impact of COVID-19 in the earlier part of fiscal year 2021, and our continued strategic shift away from high volatility, short cycle businesses that we initiated in fiscal year 2019. CEC grew 2% in fiscal year 2021 from the prior year driven by cloud and critical infrastructure spending. Lifestyle grew 5% in fiscal year 2021 from the prior year due to new customer ramps and continued market strength driven by work, learn and live-from-home trends. Largely offsetting the overall decline in revenue in our FAS segment was an increase in revenues from our FRS segment of $0.5 billion, or 5%, driven primarily by an increase of roughly 25% in sales from prior year of our Health Solutions business as a result of continued demand for critical care products, ventilator project ramps initiated earlier in fiscal year 2021, and continued growth in our chronic care business. Industrial revenue grew approximately 3% from the prior year with steady demand in core industrial. These increases in our FRS segment were offset by a drop of approximately 7% in our Automotive business due to the factory shutdowns in the first quarter of fiscal year 2021 despite the recovery noted in the subsequent quarters of fiscal year 2021.
Net sales were also lower in our Americas and Asia regions during fiscal year 2021, with decreases of $0.4 billion and less than $0.1 billion, respectively, partially offset by higher sales in Europe of $0.3 billion during the same period.
Fiscal year 2020 vs 2019
Net sales during fiscal year 2020 totaled $24.2 billion, representing a decrease of $2.0 billion, or 8%, from $26.2 billion during fiscal year 2019. The decrease in net sales was most notable in our FAS segment, down $2.8 billion, or 17%, from fiscal year 2019, driven by our targeted reductions of high volatility, low margin, short-cycle customers and product categories and further impacted by significant COVID-19 related supply chain constraints in our fourth quarter of fiscal year 2020. Additionally, our FAS segment was impacted by a 15% reduced demand from our CEC business due to the slower roll-out of 5G technology and our previously announced disengagement with Huawei Technologies Co., coupled with production disruptions due to COVID-19 in our fourth quarter of fiscal year 2020. Partially offsetting the overall decrease in revenue was a $0.8 billion, or 9% increase in our FRS segment. The increase in our FRS segment was primarily driven by a 19% increase in demand from our Industrial business throughout the year, which more than offset the underlying supply chain disruptions due to COVID-19 that impacted product ramps for various businesses within the FRS segment in our fourth quarter of fiscal year 2020. Offsetting the increase from our Industrial businesses were modest decreases of 2% in our Automotive businesses due to COVID-19 disruptions as multiple factories shut down late in the fourth quarter of fiscal year 2020.
Net sales were also lower in our Asia and Europe regions during fiscal year 2020, with decreases of $2.1 billion and less than $0.1 billion, respectively, partially offset by slightly higher sales in the Americas with an increase of $0.2 billion during the same period.
Our ten largest customers during fiscal years 2021, 2020 and 2019 accounted for approximately 36%, 39% and 43% of net sales, respectively. We have made substantial efforts to diversify our portfolio which allows us to operate at scale in many different industries, and, as a result, no customer accounted for greater than 10% of net sales in fiscal year 2021, 2020 or 2019.
Cost of sales
Cost of sales is affected by a number of factors, including the number and size of new manufacturing programs, product mix, labor cost fluctuations by region, component costs and availability and capacity utilization.
Fiscal year 2021 vs 2020
Cost of sales during fiscal year 2021 totaled $22.3 billion, representing a decrease of approximately $0.4 billion, or 1% from $22.7 billion during fiscal year 2020. The decrease in cost of sales is more notable in our FAS segment. Cost of sales in FAS for fiscal year 2021 decreased $0.6 billion or almost 5% from fiscal year 2020, which is in line with the 4.0% decrease in revenue, primarily as a result of COVID-19 impacting our Consumer Devices business in the earlier part of fiscal year 2021, coupled with our targeted disengagement of high volatility, short cycle businesses initiated in fiscal year 2019. Offsetting the decrease in cost of sales in FAS is an increase of $0.5 billion, or 5%, related to the FRS segment during fiscal year 2021. These fluctuations are consistent with the associated change in net sales noted above. Cost of sales was also higher in the prior year due to $0.1 billion of customer assets impairment charges for customers that were experiencing financial difficulties as well as the write-down of inventory not recoverable due to significant reductions in future customer demand as we reduced our exposure to certain higher volatility businesses.
Fiscal year 2020 vs 2019
Cost of sales during fiscal year 2020 totaled $22.7 billion, representing a decrease of approximately $1.9 billion, or 8% from $24.6 billion during fiscal year 2019. The decrease in cost of sales for fiscal year 2020 is more notable in our FAS segment with a decrease of $2.7 billion or almost 17% from fiscal year 2019, which is in line with the 17% decrease in revenue, primarily as a result of our targeted reductions of high volatility, low margin, short-cycle customers and product categories and further impacted by significant COVID-19 related supply chain constraints in our fourth quarter of fiscal year 2020. Our FRS segment partially offset the decrease described above with an increase of $0.7 billion, or 8%, from fiscal year 2019, which is in line with the 9% increase in revenue noted above. In addition, we wrote down inventory in the second quarter of fiscal year 2020 that will not be recovered due to significant reductions in future customer demand as we reduced our exposure to certain high volatility business.
Gross profit
Gross profit is affected by a fluctuation in costs of sales elements as outlined above and further by a number of factors, including product life cycles, unit volumes, pricing, competition, new product introductions, and the expansion or consolidation of manufacturing facilities, as well as specific restructuring activities initiated from time to time. The flexible design of our manufacturing processes allows us to manufacture a broad range of products in our facilities and better utilize our manufacturing capacity across our diverse geographic footprint and service customers from all segments. In the cases of new programs, profitability normally lags revenue growth due to product start-up costs, lower manufacturing program volumes in the start-up phase, operational inefficiencies, and under-absorbed overhead. Gross margin for these programs often improves over time as manufacturing volumes increase, as our utilization rates and overhead absorption improve, and as we increase the level of manufacturing services content. As a result of these various factors, our gross margin varies from period to period.
Gross profit during fiscal year 2021 increased $0.3 billion to $1.7 billion, or 7.0% of net sales, from $1.3 billion, or 5.5% of net sales, during fiscal year 2020, an improvement of 150 basis points. The increase in gross profit and gross margin during fiscal year 2021 primarily resulted from lower restructuring costs, $0.1 billion in fiscal year 2021, versus $0.2 billion in fiscal year 2020. The decline of $0.1 billion was primarily due to higher charges taken in fiscal year 2020 due to geopolitical challenges and uncertainties which impacted certain of our customers. Gross profit also increased due to the $0.1 billion of customer assets impairment charges recorded in the prior year for customers that were experiencing financial difficulties coupled with the write-down of inventory not recoverable due to the significant reductions in future customer demand as we reduced our exposure to certain higher volatility businesses. These increases were partially offset by the decline in revenue and gross profit in our Consumer Devices and Automotive end markets reflecting COVID-19 demand and production pressures during the first half of fiscal year 2021.
Gross profit decreased $0.2 billion to $1.3 billion in fiscal year 2020, from $1.5 billion in fiscal year 2019. Gross margin decreased 30 basis points, to 5.5% of net sales in fiscal year 2020, from 5.8% of net sales in fiscal year 2019. The decrease in both gross profit and gross margin is primarily due to lower sales coupled with an additional $91 million, or 40 basis points, of restructuring charges incurred during fiscal year 2020 versus fiscal year 2019. In addition, we wrote down inventory in the second quarter of fiscal year 2020 that will not be recovered due to significant reductions in future customer demand as we reduced our exposure to certain high volatility businesses. We also incurred approximately $52 million, or 21 basis points, of direct incremental costs due to COVID-19 in the fourth quarter of fiscal year 2020. These were partially offset by the favorable product mix and the increased revenue and gross profit from our Industrial business and benefits realized from our earlier restructuring activities initiated in fiscal year 2019.
Segment income
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, customer related assets impairments (recoveries), restructuring charges, the new revenue standard adoption impact, legal and other, interest, net and other charges (income), net. A portion of depreciation is allocated to the respective segments, together with other general corporate research and development and administrative expenses.
The following table sets forth segment income and margins (amounts may not sum due to rounding):

	Fiscal Year Ended March 31,
	2021		2020		2019
	(In millions)
Segment income:
Flex Agility Solutions	$449	3.3%	$369	2.6%	$442	2.6%
Flex Reliability Solutions	662	6.2%	642	6.3%	534	5.7%

Fiscal year 2021 vs 2020
FAS segment margin increased 70 basis points, to 3.3% for fiscal year 2021, from 2.6% for fiscal year 2020. The margin increase during the period was driven by an increase in demand from high-end audio, floor care and appliance customers included in our Lifestyle end markets coupled with better fixed costs absorption. This is partially offset by the decline in our Consumer Devices business due to elevated overhead costs and supply chain constraints noted in the earlier part of fiscal year 2021.
FRS segment margin decreased 10 basis points, to 6.2% for fiscal year 2021, from 6.3% for fiscal year 2020. The slight decrease in margin during the period is primarily the results of plant shutdowns during most of our first quarter of fiscal year 2021, which affected the entire automotive ecosystem across all regions, coupled with under-absorption and efficiency impacts, in addition to new product ramps in our Health Solution market.
Fiscal year 2020 vs 2019
FAS segment margin remained constant at 2.6% for fiscal year 2020 and fiscal year 2019, respectively. FAS segment margin in fiscal year 2020 was impacted by manufacturing inefficiencies from supply chain disruptions and constraints in the fourth quarter due to COVID-19, slower roll-out of 5G technology, and ongoing repositioning of our operating structure and portfolio transition in the Consumer Devices end market. FAS segment margin in fiscal year 2019 was impacted by losses from our NIKE operations in Mexico, which we exited in the third quarter coupled with under-performance of certain accounts in the Consumer Devices end markets, partially offset by operational efficiencies and improved absorption of overhead in our CEC business.
FRS segment margin increased 60 basis points, to 6.3% for fiscal year 2020, from 5.7% for fiscal year 2019. The FRS segment margin benefited from favorable business mix resulting from increased demand from new business particularly in the Industrial end market, greater levels of design and engineering led engagements and improved operational execution. Offsetting these favorable impacts to the FAS segment were margin deterioration due to accelerated investments and costs associated with new program ramps and pricing pressure with demand declines in the global market that impacted product mix, coupled with under absorption of costs associated with the temporary closure of several automotive sites in the fourth quarter of fiscal year 2020 due to COVID-19.
Restructuring charges
In order to support our strategy and build a sustainable organization, and after considering that the economic recovery from the pandemic will be slower than anticipated, we identified certain structural changes to restructure the business. These restructuring actions will eliminate non-core activities primarily within our corporate function, align our cost structure with our reorganizing and optimizing of our operations model along our two reporting segments, and further sharpen our focus to winning business in end markets where we have competitive advantages and deep domain expertise. During fiscal year 2021, we recognized approximately $0.1 billion of restructuring charges, most of which related to employee severance.
During the first half of fiscal year 2020 in connection with the geopolitical developments and uncertainties, primarily impacting one customer in China, we experienced a reduction in demand for products assembled for that customer. As a result, we accelerated our strategic decision to reduce our exposure to certain high-volatility products in both China and India. We also initiated targeted activities to restructure our business to further reduce and streamline our cost structure. During fiscal year 2020, we recognized $0.2 billion of restructuring charges. We incurred cash charges of approximately $159 million, that were predominantly for employee severance, in addition to non-cash charges of $57 million, primarily related to asset impairments.
During fiscal year 2019, we took targeted actions to optimize our portfolio, most notably within our former Consumer Technologies Group segment. We recognized restructuring charges of approximately $0.1 billion during the fiscal year ended March 31, 2019, of which $73 million were non-cash charges primarily for asset impairments. A significant component of our charges were associated with the wind down of our NIKE operations in Mexico in the third quarter of fiscal year 2019. In addition, we executed targeted head-count reductions at existing operating and design sites and corporate functions and exited certain immaterial businesses. Of these total charges, approximately $99 million was recognized as a component of cost of sales during the fiscal year ended March 31, 2019.
Refer to note 15 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our restructuring activities.
Selling, general and administrative expenses
Selling, general and administrative expenses ("SG&A") totaled $0.8 billion, or 3.4% of net sales, during fiscal year 2021, compared to $0.8 billion, or 3.4% of net sales, during fiscal year 2020, decreasing by $17 million or 2%, which reflects strong cost discipline practiced across the enterprise as well as the benefits from our distinct actions taken to temporarily reduce compensation costs across our employee base and aggressively reducing our discretionary spend levels during the first half of fiscal year 2021.
SG&A totaled $0.8 billion, or 3.4% of net sales, during fiscal year 2020, compared to $1.0 billion, or 3.6% of net sales, during fiscal year 2019, decreasing by $0.2 billion or 12%, due to strict cost discipline focused on driving further productivity improvements which enabled us to respond quickly to current market conditions by taking targeted actions on our discretionary spends coupled with a refined cost structure benefiting from prior restructuring initiatives.
Intangible amortization
Amortization of intangible assets in fiscal years 2021 and 2020 were $62 million and $64 million, respectively, representing a decrease of $2 million and $10 million, from their respective prior years as a result of certain intangible assets being fully amortized during the respective periods.
Interest, net
Interest, net was $148 million during fiscal year 2021, compared to $174 million during fiscal year 2020, decreasing $26 million primarily due to lower expenses from our asset-backed securitization programs, partially offset by a higher average borrowing level during fiscal year 2021.
Interest, net was $174 million during fiscal year 2020, remaining relatively constant from $175 million during fiscal year 2019. The slight decrease was driven by a lower interest rate environment during fiscal year 2020 compared to the prior year.
Other charges (income), net
During fiscal year 2021, we recorded $67 million of other income, net, primarily as a result of recognizing $83 million of equity in earnings, driven by the value increase in certain investment funds resulting from discrete market events including IPOs of certain companies included in the funds. Out of the $83 million equity in earnings recorded in fiscal year 2021, we collected $48 million of cash proceeds as we sold certain shares received as a distribution from one of our funds' investments. Partially offsetting the income was an impairment charge of $37 million related to certain non-core investments that were determined to be other than temporarily impaired.
During fiscal year 2020, and in connection with our ongoing assessment of our investment portfolio strategy, we concluded that the carrying amounts of certain non-core investments were other than temporarily impaired and recognized a $98 million total impairment charge.
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
Refer to note 16 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our other charges (income), net.
Income taxes
We work to ensure that we accrue and pay the appropriate amount of income taxes according to the laws and regulations of each jurisdiction in which we operate. Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. The consolidated effective tax rates were 14.1%, 44.7% and 48.7% for the fiscal years 2021, 2020 and 2019, respectively. The effective rate varies from the Singapore statutory rate of 17.0% in each year as a result of the following items:

	Fiscal Year Ended March 31,
	2021	2020	2019
Income taxes based on domestic statutory rates	17.0%	17.0%	17.0%
Effect of tax rate differential	(11.6)	(51.2)	(74.1)
Change in unrecognized tax benefit	1.5	(0.6)	(8.4)
Change in valuation allowance	4.9	58.4	105.4
Foreign exchange movement on prior year taxes recoverable	0.7	8.4	3.0
Expiration of tax attributes	—	—	2.3
APB 23 tax liability	0.1	5.5	1.1
Other	1.5	7.2	2.4
Provision for income taxes	14.1%	44.7%	48.7%

The variation in our effective tax rate each year is primarily a result of recognition of earnings in foreign jurisdictions which are taxed at rates lower than the Singapore statutory rate including the effect of tax holidays and tax incentives we received primarily for our subsidiaries in China, Malaysia, Costa Rica, Netherlands and Israel of $21 million, $16 million and $24 million in fiscal years 2021, 2020 and 2019, respectively. Additionally, our effective tax rate is impacted by changes in our liabilities for uncertain tax positions of $11 million, ($1) million, and ($15) million and changes in our valuation allowances on deferred tax assets of $35 million, $93 million and $192 million in fiscal years 2021, 2020 and 2019, respectively. We generate most of our revenues and profits from operations outside of Singapore.
We are regularly subject to tax return audits and examinations by various taxing jurisdictions around the world, and there can be no assurance that the final determination of any tax examinations will not be materially different than that which is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of a current or future examination, there could be a material adverse effect on our tax position, operating results, financial position and cash flows.
We provide a valuation allowance against deferred tax assets that in our estimation are not more likely than not to be realized. During fiscal year 2021, we released a valuation allowance of $25 million mainly related to certain operations in Canada as this amount was deemed to be more likely than not to be realized due to the sustained profitability during the past three fiscal years as well as continued forecasted profitability of those subsidiaries. Various other valuation allowance positions were also reduced due to varying factors such as recognition of uncertain tax positions impacting deferred tax assets, one-time income recognition in loss entities, and foreign exchange impacts on deferred tax balances. Lastly, these valuation allowance reductions and eliminations were offset by current period valuation allowance additions due to increased deferred tax assets as a result of current period losses in legal entities with existing full valuation allowance positions.
LIQUIDITY AND CAPITAL RESOURCES
In response to the recent challenging environment following the COVID-19 pandemic, we continuously evaluate our ability to meet our obligations over the next 12 months and have proactively reset our capital structure during these times to improve maturities and liquidity. As a result, we expect that our current financial condition, including our liquidity sources are adequate to fund current and future commitments. As of March 31, 2021, we had cash and cash equivalents of approximately $2.6 billion and bank and other borrowings of approximately $3.8 billion. We have a new $2.0 billion revolving credit facility, that is due to mature in January 2026 (the "2026 Credit Facility"), under which we had no borrowings outstanding as of March 31, 2021. The new credit facility replaced the previous $1.75 billion credit facility that was to mature in June 2022. We also issued $675 million of 3.750% Notes due February 2026 and $650 million of 4.875% Notes due May 2030 and repaid $433 million for the term loan due June 2022 in fiscal year 2021. Refer to note 8 to the consolidated financial statement in Item 8, "Financial Statements and Supplementary Data" for additional details on the new credit facility and the new notes. As of March 31, 2021, we were in compliance with the covenants under all of our credit facilities and indentures.

Our cash balances are held in numerous locations throughout the world. As of March 31, 2021, over half of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated, under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $1.5 billion as of March 31, 2021). Repatriation could result in an additional income tax payment; however, for the majority of our foreign entities, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.
Fiscal Year 2021
Cash provided by operating activities was $0.1 billion during fiscal year 2021. The total cash provided by operating activities resulted primarily from $0.6 billion of net income for the period plus $0.6 billion of non-cash charges such as depreciation, amortization, non-cash lease expense, restructuring and impairment charges, provision for doubtful accounts, deferred income taxes and stock-based compensation. Depreciation expense was $0.4 billion and relatively consistent with prior years. These additions were offset by a net change in our operating assets and liabilities of $1.1 billion, primarily driven by cash outflows related to accounts receivables resulting from the reduction of our outstanding balances of accounts receivable sold through our ABS and accounts receivable factoring programs.
We believe NWC, and net working capital as a percentage of annualized net sales are key metrics that measure our liquidity. NWC is calculated as current quarter accounts receivable, net of allowance for doubtful accounts, plus inventories and contract assets, less accounts payable and certain other current liabilities related to vendor financing programs. NWC increased by $1.5 billion to $2.9 billion as of March 31, 2021, from $1.4 billion as of March 31, 2020. This increase is primarily driven by a $1.7 billion increase in net receivables as we reduced our outstanding balances on our ABS and accounts receivable factoring programs as discussed above, coupled with a $0.1 billion increase in inventories, and partially offset with a $0.1 billion decrease in contract assets and a $0.1 billion increase in accounts payable. Our net working capital as a percentage of annualized net sales as of March 31, 2021 increased to 11.5% as compared to 6.3% of annualized net sales as of March 31, 2020 as a direct result of reducing the outstanding balance of accounts receivable sold through our ABS and accounts receivable factoring programs. We expect to operate in this range going forward. Though we have mitigated most of the initial supplier constraints and component shortages that we had encountered in the first quarter of fiscal year 2021, we continue to operate in an unusual and dynamic environment with respect to COVID-19 related production limitations and fluctuating demand. We expect it will take additional time to adequately drive down our inventory levels to align with the current demand environment. We are actively working with our partners to rebalance safety and buffer stock requirements and we have an established enterprise-wide cross-functional initiative resetting our load planning. Component shortages are also expected to persist at least in the near future as we are seeing increasing supply constraints. We are working diligently with our partners to secure needed parts and fulfill demand.
Cash used in investing activities totaled $0.2 billion during fiscal year 2021. This was primarily driven by approximately $0.4 billion of capital expenditures for property and equipment to continue expanding capabilities and capacity in support of our expanding Health Solutions and Industrial businesses net of approximately $0.1 billion of proceeds from the sale of fixed assets including proceeds from the sale of an exited facility in the fourth quarter of fiscal year 2021 as a result of the disengagement of a certain customer in fiscal year 2020. Further offsetting the capital expenditures was $48 million of proceeds from the sale of certain shares received as distribution from one of our funds' investments.
Cash provided by financing activities was $0.7 billion during fiscal year 2021. This was primarily driven by $1.4 billion of proceeds received in aggregate, net of discounts and after premiums, following the issuance of the 2026 Notes and the 2030 Notes, partially offset by $0.4 billion of cash paid for the repayment of the term loan due June 2022. Refer to note 8 to the consolidated financial statement in Item 8, "Financial Statements and Supplementary Data" for additional details. Also offsetting cash provided by financing activities was $0.2 billion of cash paid for the repurchase of our ordinary shares.
Fiscal Year 2020
Cash used in operating activities was $1.5 billion during fiscal year 2020. The total cash used in operating activities resulted primarily from $88 million of net income for the period plus $0.8 billion of non-cash charges such as depreciation, amortization, restructuring and impairment charges, provision for doubtful accounts, and stock-based compensation. Depreciation expense was $0.4 billion and slightly lower than prior years. These additions were more than offset by a net change in our operating assets and liabilities of $2.4 billion, primarily driven by cash outflows related to accounts receivable. Cash collections from the deferred purchase price on our ABS sales programs of $2.6 billion were included in cash from investing activities.

Cash provided by investing activities totaled $2.3 billion during fiscal year 2020. This was primarily driven by $2.6 billion of cash collections on deferred purchase price receivables from our ABS Programs offset by approximately $0.4 billion of net capital expenditures for property and equipment to continue expanding capabilities and capacity in support of our expanding Health Solutions and Industrial businesses. In addition, other investing activities include $44 million of proceeds from the sale of our partial investment in Bright Machines.
Cash used in financing activities was $0.5 billion during fiscal year 2020. This was primarily the result of (i) $0.7 billion of cash paid for the repayment of the term loan due November 2021, (ii) $0.5 billion of cash paid for the tender and redemption of the outstanding balance of our 4.625% Notes due February 2020, (iii) $0.1 billion of cash paid to pay off the outstanding balance of our short-term bank borrowings facility in India, and (iv) $0.3 billion of cash paid for the repurchase of our ordinary shares. Partially offsetting the payments described above were $0.7 billion of proceeds, net of discount and premium, received following the issuance of the 2029 Notes, $0.3 billion of proceeds following the execution of our term loan agreement due in April 2024, $59 million of proceeds from drawdowns from our India term loan facility coupled with $47 million of proceeds from the execution of our term loan due in March 2021.
Fiscal Year 2019
Cash used in operating activities was $3.0 billion during fiscal year 2019. As further discussed below, cash collections on the deferred purchase price from our ABS Programs of $3.6 billion were included in cash from investing activities instead of cash from operating activities in accordance with new accounting guidance adopted in fiscal year 2019. The total cash used in operating activities resulted primarily from $93 million of net income for the period plus $0.8 billion of non-cash charges such as depreciation, amortization, restructuring and impairment charges, provision for doubtful accounts, and stock-based compensation, net of a gain of $87 million from the deconsolidation of Bright Machines which were included in the determination of net income. Depreciation expense was $0.4 billion and relatively consistent with prior years. These additions were more than offset by a net change in our operating assets and liabilities of $3.9 billion. In accordance with the new accounting guidance adopted in fiscal year 2019, cash collections on deferred purchase price from our ABS Programs were classified as cash flows from investing activities and no longer included in cash receipts related to accounts receivable. As a result, while accounts receivable only increased by approximately $95 million from fiscal year 2018 to fiscal year 2019, the impact to operating cash flows is an outflow of $3.6 billion. Year over year increases in inventory and contract assets also added to the net change in our operating assets and liabilities reflected on our cash flow from operations.
Cash provided by investing activities totaled $3.3 billion during fiscal year 2019. This was primarily driven by the impact of our adoption of ASU 2016-15 during fiscal year 2019 referred to above, which required us to classify cash collections on the deferred purchase price from our ABS Programs that were previously classified as operating cash inflows as cash flows from investing activities. In addition, we received $0.3 billion of proceeds, net of cash held, in connection with the divestiture of our China-based Multek operations as further described in note 18 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data". We also invested $0.6 billion of net capital expenditures for property and equipment to expand capabilities and capacity in support of our Industrial, Automotive and Health Solutions businesses.
Cash used in financing activities was $30 million during fiscal year 2019. This was primarily the result of repurchases of ordinary shares in the amount of $0.2 billion, offset by $0.2 billion received from the drawdown of India Facilities.
Adjusted Free Cash Flow
We believe adjusted free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our adjusted free cash flow is defined as cash from operations, plus cash collections of deferred purchase price receivables (for fiscal year 2020 and prior), less net purchases of property and equipment to present adjusted cash flows on a consistent basis for investor transparency. We also excluded the impact to cash flows related to certain vendor programs that is required for U.S. GAAP presentation. During fiscal year 2021, we proactively and strategically reduced the outstanding balance of our ABS programs. Proceeds from our debt issuance replaced the funding from the ABS programs for working capital purposes. We reduced the balance on this short-term financing product by $0.8 billion as of March 31, 2021 from March 31, 2020, which has the accounting effect of reducing our cash flow from operations, resulting in no balance outstanding as of March 31, 2021. As this decrease in cash flow reflects the change of our capital strategy, we have added this back for our adjusted free cash flow calculation. Our adjusted free cash flow was $0.7 billion, $0.7 billion and $3 million for fiscal years 2021, 2020 and 2019, respectively. Adjusted free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Adjusted free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Adjusted free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Fiscal Year Ended March 31,
	2021	2020	2019
	(In millions)
Net cash provided by (used in) operating activities	$144	$(1,533)	$(2,971)
Reduction in ABS levels	797	—	—
Cash collection of deferred purchase price and other	2	2,561	3,605
Purchases of property and equipment	(351)	(462)	(725)
Proceeds from the disposition of property and equipment	85	106	94
Adjusted free cash flow	$677	$672	$3

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
We maintain global paying services agreements with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers who elect to participate in the program. The agreements allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. During fiscal years ended March 31, 2021 and 2020, the cumulative payments due to suppliers participating in the programs amounted to approximately $1.0 billion and $0.9 billion, respectively. Pursuant to their agreements with one of the financial institutions, certain suppliers may elect to be paid early at their discretion. We are not always notified when our suppliers sell receivables under these programs. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.
In addition, we maintain various uncommitted short-term financing facilities including but not limited to commercial paper program and revolving sale and repurchase of subordinated note established under the securitization facility, under which there were no borrowings outstanding as of March 31, 2021.
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
During fiscal years 2021, 2020 and 2019, we received approximately $0.6 billion, $7.6 billion and $6.8 billion, respectively from transfers of receivables under our ABS Programs, and $0.8 billion, $1.6 billion and $2.7 billion, respectively from other sales of receivables. As of March 31, 2021, and 2020, the outstanding balance on receivables sold for cash was $0.2 billion and $1.2 billion, respectively, under all our ABS programs and accounts receivable factoring program, which were removed from accounts receivable balances in our consolidated balance sheets.
Historically we have been successful in refinancing and extending the maturity dates on our term loans and credit facilities. In January 2021, we entered into a $2.0 billion credit agreement which matures in January 2026 and consists of a $2.0 billion revolving credit facility with a sub-limit of $360 million available for swing line loans, and a sub-limit of $175 million available for the issuance of letters of credit. The 2026 Credit Facility replaced the previous $1.75 billion credit facility, which was due to mature in June 2022.
The sale or issuance of equity or convertible debt securities could result in dilution to current shareholders. Further, we may issue debt securities that have rights and privileges senior to those of holders of ordinary shares, and the terms of this debt could impose restrictions on operations and could increase debt service obligations. This increased indebtedness could limit our flexibility as a result of debt service requirements and restrictive covenants, potentially affect our credit ratings, and may limit our ability to access additional capital or execute our business strategy. Any downgrades in credit ratings could adversely affect our ability to borrow as a result of more restrictive borrowing terms. We continue to assess our capital structure and evaluate the merits of redeploying available cash to reduce existing debt or repurchase ordinary shares. Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 7, 2020. During fiscal year 2021, we paid $183 million to repurchase shares under the current and prior repurchase plans at an average price of $17.49 per share. As of March 31, 2021, shares in the aggregate amount of $317 million were available to be repurchased under the current plan.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Bank borrowings and long-term debt are as follows:

	As of March 31,
	2021	2020
	(In millions)
Term Loan, including current portion, due in installments through June 2022	—	433
5.000% Notes due February 2023	500	500
Term Loan due April 2024 - three-month Yen LIBOR plus 0.50%	305	310
4.750% Notes due June 2025	598	597
3.750% Notes due February 2026	694	—
4.875% Notes due June 2029	661	662
4.875% Notes due May 2030	694	—
India Facilities	133	138
Other	219	211
Debt issuance costs	(21)	(13)
	3,783	2,838
Current portion, net of debt issuance costs	(268)	(149)
Non-current portion	$3,515	$2,689

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

Future payments due under our purchase obligations, debt including finance leases and related interest obligations and operating leases are as follows (amounts may not sum due to rounding):

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Greater Than 5 Years
	(In millions)
Contractual Obligations:
Purchase obligations	$4,668	$4,668	$—	$—	$—
Bank borrowings, long-term debt and finance lease obligations:
Bank borrowings and long-term debt	3,804	268	584	1,597	1,355
Finance leases	14	10	3	1	—
Interest on long-term debt obligations	821	144	258	201	218
Operating leases, net of subleases	800	147	240	157	256
Restructuring costs	53	50	3	—	—
Total contractual obligations	$10,160	$5,287	$1,088	$1,956	$1,829

We have excluded $266 million of liabilities for unrecognized tax benefits from the contractual obligations table as we cannot make a reasonably reliable estimate of the periodic settlements with the respective taxing authorities. See note 14, "Income Taxes" to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further details.
Our purchase obligations can fluctuate significantly from period to period and can materially impact our future operating asset and liability balances, and our future working capital requirements. We intend to use our existing cash balances, together with anticipated cash flows from operations to fund our existing and future contractual obligations.
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2021 and 2020, the outstanding balance on receivables sold for cash was $0.2 billion and $1.2 billion, respectively, under our asset-backed securitization programs and accounts receivable factoring program, which were removed from accounts receivable balances in our consolidated balance sheets. For further information, see note 11 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data".
RECENT ACCOUNTING PRONOUNCEMENTS
Refer to note 2 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for recent accounting pronouncements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
A portion of our exposure to market risk for changes in interest rates relates to our highly liquid investment portfolio, with maturities of three months or less from original dates of purchase and are classified as cash equivalents on our consolidated balance sheet. We do not use derivative financial instruments in our highly liquid investment portfolio. We place cash and cash equivalents with various major financial institutions and highly rated money market accounts. Our investment policy has strict guidelines focusing on preservation of capital. The portfolio is comprised of various instruments including term deposits with banks, marketable securities and money market accounts. Our cash is principally invested in the U.S. dollar and China renminbi serving as a natural hedge of our renminbi denominated costs. As of March 31, 2021, the outstanding amount in the highly liquid investment portfolio was $1.5 billion, the largest components of which were U.S. dollar, Brazilian real, China renminbi and Indian rupee denominated money market accounts with an average return of 1%. A hypothetical 10% change in interest rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.
We had variable rate debt outstanding of approximately $0.6 billion as of March 31, 2021. Variable rate debt obligations consisted of borrowings under our term loans. Interest on these obligations is discussed in note 8 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data".
Our variable rate debt instruments create exposures for us related to interest rate risk. Primarily due to the current low interest rates, a hypothetical 10% change in interest rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.
As of March 31, 2021, the approximate average fair value of our debt outstanding under our Notes due February 2023, June 2025, February 2026, June 2029, and May 2030 was 111.8% of the face value of the debt obligations based on broker trading prices.
In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. On November 30, 2020, ICE Benchmark Administration, the administrator of LIBOR, with the support of the United States Federal Reserve and the FCA, announced plans to consult on ceasing publication of LIBOR on December 31, 2021 for only the one week and two month LIBOR tenors, and on June 30, 2023 for all other LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our borrowings.
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
We endeavor to maintain a partial or fully hedged position for certain transaction exposures. These exposures are primarily, but not limited to, revenues, customer and vendor payments and inter-company balances in currencies other than the functional currency of the operating entity. The credit risk of our foreign currency derivative contracts is minimized since all contracts are with large financial institutions and accordingly, fair value adjustments related to the credit risk of the counter-party financial institution were not material. The gains and losses on foreign currency derivative contracts generally offset the losses and gains on the assets, liabilities and transactions hedged. The fair value of currency derivative contracts is reported on the balance sheet. The aggregate notional amount of outstanding contracts as of March 31, 2021 amounted to $8.9 billion and the recorded fair values of the associated assets and liabilities were not material. The majority of these foreign exchange contracts expire in less than three months. They will settle primarily in the British pound, Canadian dollar, China renminbi, Euro, Hungarian forint, Israeli shekel, Malaysian ringgit, Mexican peso, Swedish krona, and U.S. dollar.
Based on our overall currency rate exposures as of March 31, 2021, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors, a 10%

appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flex Ltd., Singapore
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Flex Ltd. and subsidiaries (the "Company") as of March 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2021, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 19, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue - Customer Contracts and Related Obligations - Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
Certain of the Company’s customer agreements include potential price adjustments which are accounted for as variable consideration under the relevant accounting literature. For arrangements that include potential price adjustments the Company limits the amount of revenue recognized to that amount which is not probable of significant reversal, considering potential refunds required by the contract, historical experience and other surrounding facts and circumstances. The amount of variable consideration that is deferred is recorded in ‘customer-related accruals’ on the consolidated balance sheets, which totaled $242 million as of March 31, 2021.
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
•We tested the effectiveness of controls the Company has in place relating to reviewing customer contracts to identify price adjustment clauses, estimating variable consideration and assessing the reasonableness of customer related accrual balances.
•We evaluated the Company’s accounting policy with respect to variable consideration, as well as its process for identifying contracts that include potential price adjustment clauses.
•We selected a sample of contracts with customers that included potential price adjustment clauses and performed the following:
•We read the customer contracts to develop an understanding of clauses that could give rise to variable consideration and evaluated whether the Company’s accounting conclusions with respect to those clauses were reasonable.
•We obtained and tested the mathematical accuracy of the Company’s calculations of customer related accruals and evaluated the Company’s judgments regarding the amount of variable consideration that should be deferred. In making this evaluation we considered both the terms included in the customer contract and the Company’s historical experience in settling amounts with the customer.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
May 19, 2021
We have served as the Company’s auditors since 2002.

FLEX LTD.
CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2021	2020
	(In millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,637	$1,923
Accounts receivable, net of allowance for doubtful accounts (Note 2)	4,106	2,436
Contract assets	135	282
Inventories	3,895	3,785
Other current assets	590	660
Total current assets	11,363	9,086
Property and equipment, net	2,097	2,216
Operating lease right-of-use assets, net	642	605
Goodwill	1,090	1,065
Other intangible assets, net	213	262
Other assets	431	456
Total assets	$15,836	$13,690
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$268	$149
Accounts payable	5,247	5,108
Accrued payroll	473	364
Other current liabilities	1,846	1,590
Total current liabilities	7,834	7,211
Long-term debt, net of current portion	3,515	2,689
Operating lease liabilities, non-current	562	529
Other liabilities	489	430
Commitments and contingencies (Note 13)
Shareholders' equity
Ordinary shares, no par value; 542,807,200 and 547,665,632 issued, and 492,567,845 and 497,426,277 outstanding as of March 31, 2021 and 2020, respectively	6,232	6,336
Treasury stock, at cost; 50,239,355 shares as of March 31, 2021 and 2020, respectively	(388)	(388)
Accumulated deficit	(2,289)	(2,902)
Accumulated other comprehensive loss	(119)	(215)
Total shareholders' equity	3,436	2,831
Total liabilities and shareholders' equity	$15,836	$13,690

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2021	2020	2019
	(In millions, except per share amounts)
Net sales	$24,124	$24,210	$26,211
Cost of sales	22,349	22,681	24,594
Restructuring charges	88	190	99
Gross profit	1,687	1,339	1,518
Selling, general and administrative expenses	817	834	953
Intangible amortization	62	64	74
Restructuring charges	13	26	14
Interest, net	148	174	175
Other charges (income), net	(67)	82	120
Income before income taxes	714	159	182
Provision for income taxes	101	71	89
Net income	$613	$88	$93

Earnings per share:
Basic	$1.23	$0.17	$0.18
Diluted	$1.21	$0.17	$0.18
Weighted-average shares used in computing per share amounts:
Basic	499	509	527
Diluted	506	512	530

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
	2021	2020	2019
	(In millions)
Net income	$613	$88	$93
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	56	(24)	(59)
Unrealized gain (loss) on derivative instruments and other, net of tax	40	(40)	(6)
Comprehensive income	$709	$24	$28

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments And Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
	(In millions)
BALANCE AT MARCH 31, 2018	528	$6,249	$(3,144)	$(36)	$(50)	$(86)	$3,019
Repurchase of Flex Ltd. ordinary shares at cost	(18)	(189)	—	—	—	—	(189)
Exercise of stock options	—	—	—	—	—	—	—
Issuance of Flex Ltd. vested shares under restricted share unit awards	7	—	—	—	—	—	—
Net income	—	—	93	—	—	—	93
Stock-based compensation, net of tax	—	76	—	—	—	—	76
Cumulative effect on opening equity of adopting accounting standards and other	—	—	39	—	—	—	39
Total other comprehensive loss	—	—	—	(6)	(59)	(65)	(65)
BALANCE AT MARCH 31, 2019	517	6,136	(3,012)	(42)	(109)	(151)	2,973
Repurchase of Flex Ltd. ordinary shares at cost	(24)	(260)	—	—	—	—	(260)
Exercise of stock options	—	1	—	—	—	—	1
Issuance of Flex Ltd. vested shares under restricted share unit awards	4	—	—	—	—	—	—
Net income	—	—	88	—	—	—	88
Stock-based compensation, net of tax	—	71	—	—	—	—	71
Cumulative effect on opening equity of adopting accounting standards and other	—	—	22	—	—	—	22
Total other comprehensive loss	—	—	—	(40)	(24)	(64)	(64)
BALANCE AT MARCH 31, 2020	497	5,948	(2,902)	(82)	(133)	(215)	2,831
Repurchase of Flex Ltd. ordinary shares at cost	(10)	(183)	—	—	—	—	(183)
Issuance of Flex Ltd. vested shares under restricted share unit awards	5	—	—	—	—	—	—
Net income	—	—	613	—	—	—	613
Stock-based compensation, net of tax	—	79	—	—	—	—	79
Total other comprehensive income	—	—	—	40	56	96	96
BALANCE AT MARCH 31, 2021	492	$5,844	$(2,289)	$(42)	$(77)	$(119)	$3,436
The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2021	2020	2019
	(In millions)
Cash flows from operating activities:
Net income	$613	$88	$93
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	422	422	433
Amortization and other impairment charges	147	204	332
Provision for doubtful accounts (Note 2)	5	24	42
Non-cash other charges (income)	(119)	(39)	13
Non-cash lease expense	124	122	—
Stock-based compensation	79	71	76
Gain from deconsolidation of subsidiary (Note 2)	—	—	(87)
Deferred income taxes	(12)	6	(14)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,656)	(2,126)	(3,628)
Contract assets	148	(66)	216
Inventories	(96)	(66)	(360)
Other current and noncurrent assets	62	(19)	(8)
Accounts payable	103	(15)	68
Other current and noncurrent liabilities	324	(139)	(147)
Net cash provided by (used in) operating activities	144	(1,533)	(2,971)
Cash flows from investing activities:
Purchases of property and equipment	(351)	(462)	(726)
Proceeds from the disposition of property and equipment	85	106	94
Acquisitions of businesses, net of cash acquired	—	(1)	(13)
Proceeds from divestiture of businesses, net of cash held in divested businesses	(3)	3	267
Cash collections of deferred purchase price	—	2,566	3,586
Other investing activities, net	67	67	45
Net cash provided by (used in) investing activities	(202)	2,279	3,253
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	2,065	1,070	3,199
Repayments of bank borrowings and long-term debt	(1,142)	(1,316)	(3,060)
Payments for repurchases of ordinary shares	(183)	(260)	(189)
Other financing activities, net	3	(2)	20
Net cash provided by (used in) financing activities	743	(508)	(30)
Effect of exchange rates on cash	29	(12)	(27)
Net increase in cash and cash equivalents	714	226	225
Cash and cash equivalents, beginning of year	1,923	1,697	1,472
Cash and cash equivalents, end of year	$2,637	$1,923	$1,697

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION OF THE COMPANY
Flex Ltd. ("Flex" or the "Company") was incorporated in the Republic of Singapore in May 1990. The Company's operations have expanded over the years through a combination of organic growth and acquisitions. The Company is the manufacturing partner of choice that helps a diverse customer base design and build products that improve the world. Through the collective strength of a global workforce across approximately 30 countries and responsible, sustainable operations, the Company delivers technology innovation, supply chain, and manufacturing solutions to diverse industries and end markets. In the first quarter of fiscal year 2021, the Company made certain changes in its organizational structure as part of its strategy to further drive efficiency and productivity with two focused and complimentary delivery models. As a result, beginning in the first quarter of fiscal year 2021, the Company reports its financial performance based on two operating and reportable segments:
•Flex Agility Solutions ("FAS"), which is comprised of the following end markets:
◦Communications, Enterprise and Cloud ("CEC"), including data infrastructure, edge infrastructure and communications infrastructure;
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
◦Health Solutions, including medical devices, medical equipment and drug delivery; and
◦Industrial, including capital equipment, industrial devices, renewable including our Nextracker business, grid edge, and power systems.
The Company's service offerings include a comprehensive range of value-added design and engineering services that are tailored to the various markets and needs of its customers. Other focused service offerings relate to manufacturing (including enclosures, metals, plastic injection molding, precision plastics, machining, and mechanicals), system integration and assembly and test services, materials procurement, inventory management, logistics and after-sales services (including product repair, warranty services, re-manufacturing and maintenance), supply chain management software solutions and component product offerings (including flexible printed circuit boards and power adapters and chargers).

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Certain prior period presentations and disclosures were reclassified to ensure comparability with the current period presentation. The prior year amounts related to interest expense (income), net are now presented separately under interest, net, and the remaining balances under interest and other, net have been reclassified to the other charges (income), net within the consolidated statements of operations. Additionally, the amortization of right-of-use assets for operating leases have been reclassified from the amortization and other impairment charges line on the consolidated statement of cash flows, and are now presented separately under non-cash lease expense. The reclassifications had no effect on the previously reported results of operations or cash flows from operating activities.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things: allowances for doubtful accounts; inventory write-downs; valuation allowances for deferred tax assets; uncertain tax positions; valuation and useful lives of long-lived assets including property, equipment, and intangible assets; valuation of goodwill; valuation of investments in privately held companies; asset impairments; fair values of financial instruments, notes receivable and derivative instruments; restructuring charges; contingencies; warranty provisions; incremental borrowing rates in determining the present value of lease payments; accruals for potential price adjustments arising from customer contracts; fair values of assets obtained and liabilities assumed in business combinations; and the fair values of stock options and restricted share unit awards granted under the Company's stock-based compensation plans. Due to the COVID-19 pandemic, there has been and will continue to be uncertainty and disruption in the global economy and financial markets. The Company has made estimates and assumptions taking into consideration certain possible impacts due to COVID-19. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.
Translation of Foreign Currencies
The financial position and results of operations for certain of the Company's subsidiaries are measured using a currency other than the U.S. dollar as their functional currency. Accordingly, all assets and liabilities for these subsidiaries are translated into U.S. dollars at the current exchange rates as of the respective balance sheet dates. Revenue and expense items are translated at the average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these subsidiaries' financial statements are reported as other comprehensive income (loss), a component of shareholders' equity. Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, and re-measurement adjustments for foreign operations where the U.S. dollar is the functional currency, are included in operating results. Non-functional currency transaction gains and losses, and re-measurement adjustments were not material to the Company's consolidated results of operations for all periods presented, and have been classified as a component of interest and other, net in the consolidated statements of operations.
Revenue Recognition
In determining the appropriate amount of revenue to recognize, the Company applies the following steps: (i) identifies the contracts with the customers; (ii) identifies performance obligations in the contracts; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations per the contracts; and (v) recognizes revenue when (or as) the

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Company satisfies a performance obligation. Further, the Company assesses whether control of the product or services promised under the contract is transferred to the customer at a point in time (PIT) or over time (OT). The Company is first required to evaluate whether its contracts meet the criteria for OT recognition. The Company has determined that for a portion of its contracts, the Company is manufacturing products for which there is no alternative use (due to the unique nature of the customer-specific product and intellectual property restrictions) and the Company has an enforceable right to payment including a reasonable profit for work-in-progress inventory with respect to these contracts. As a result, revenue is recognized under these contracts OT based on the cost-to-cost method as it best depicts the transfer of control to the customer measured based on the ratio of costs incurred to date as compared to the total estimated costs at completion of the performance obligation. For all other contracts that do not meet these criteria, the Company recognizes revenue when it has transferred control of the related manufactured products which generally occurs upon delivery and passage of title to the customer. Refer to note 4 "Revenue Recognition" for further details.
On April 1, 2018, the Company adopted the Accounting Standard Codification 606 ("ASC 606") using the modified retrospective approach by applying the guidance to all open contracts at the adoption date and has implemented revised accounting policies, new operational and financial reporting processes, enhanced systems capabilities and relevant internal controls. Note 4 "Revenue" provides further disclosures required by the new standard.
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
The following table summarizes the activity in the Company's allowance for doubtful accounts during fiscal years 2021, 2020 and 2019:

	Balance at Beginning of Year	Charged to Costs and Expenses (1)	Deductions/ Write-Offs	Balance at End of Year
	(In millions)
Allowance for doubtful accounts:
Year ended March 31, 2019	$60	$42	$(11)	$91
Year ended March 31, 2020	91	24	(19)	96
Year ended March 31, 2021	96	5	(40)	61

(1)Charges incurred during fiscal years 2021, 2020 and 2019 are primarily for costs and expenses related to various distressed customers.
No customer accounted for greater than 10% of the Company's net sales in fiscal years 2021, 2020 and 2019. One customer within the Company's FAS segment accounted for approximately 11% of the Company's total balance of accounts receivable, net in fiscal years 2021 and 2019, respectively. A different customer within the Company's FAS segment accounted for approximately 10% of the Company's total balances of accounts receivable, net in fiscal years 2020.
The Company's ten largest customers accounted for approximately 36%, 39% and 43%, of its net sales in fiscal years 2021, 2020 and 2019, respectively.
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
Cash and cash equivalents consisted of the following:

	As of March 31,
	2021	2020
	(In millions)
Cash and bank balances	$1,130	$1,519
Money market funds and time deposits	1,507	404
	$2,637	$1,923

Inventories
Inventories are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. The stated cost is comprised of direct materials, labor and overhead. The components of inventories, net of applicable lower of cost or net realizable value write-downs, were as follows:

	As of March 31,
	2021	2020
	(In millions)
Raw materials	$2,831	$2,836
Work-in-progress	459	373
Finished goods	605	576
	$3,895	$3,785

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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Depreciable Life (In Years)	As of March 31,
		2021	2020
		(In millions)
Machinery and equipment	2 - 10	$3,381	$3,265
Buildings	30	1,103	1,086
Leasehold improvements	up to 30	500	510
Furniture, fixtures, computer equipment and software	3 - 7	491	492
Land	—	113	112
Construction-in-progress	—	255	271
		5,843	5,736
Accumulated depreciation and amortization		(3,746)	(3,520)
Property and equipment, net		$2,097	$2,216

Total depreciation expense associated with property and equipment was approximately $422.3 million, $422.4 million and $433.4 million in fiscal years 2021, 2020 and 2019, respectively.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Goodwill
In accordance with accounting guidance on goodwill, the Company evaluates goodwill for impairment at the reporting unit level annually, and in certain circumstances such as a change in reporting units or whenever there are indications that goodwill might be impaired. As described in note 1, the Company made certain changes in its organizational structure during the first quarter of fiscal year 2021 as part of its strategy to further drive growth and productivity through two separate delivery models that represent reportable segments, FAS and FRS. With these changes, the Company also revised its reporting units. Accordingly, the Company completed an interim test as of April 1, 2020 and additionally, its goodwill was reallocated among each of the Company's six reporting units based on each reporting unit’s relative fair value as of that date. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit, which typically is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. These approaches use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy and require management to make various judgmental assumptions about sales, operating margins, growth rates and discount rates which consider the Company's budgets, business plans and economic projections, and are believed to reflect market participant views. Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, market EBITDA comparables and credit ratings. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur. If the actual results are not consistent with management's estimates and assumptions used to calculate fair value, it could result in material impairments of the Company's goodwill.
If the recorded value of the assets, including goodwill, and liabilities ("net book value") of any reporting unit exceeds its fair value, an impairment loss may be required to be recognized. Further, to the extent the net book value of the Company as a whole is greater than its fair value in the aggregate, all, or a significant portion of its goodwill may be considered impaired.
The Company performed its annual goodwill impairment assessment on January 1, 2021 and as a result of the quantitative assessment of its goodwill, the Company determined that no impairment existed as of the date of the impairment test because the fair value of each one of its reporting units exceeded its respective carrying value.
The following table summarizes the activity in the Company's goodwill during fiscal years 2021 and 2020 (in millions):

	FAS			FRS
	Communications, Enterprise and Cloud	Lifestyle	Consumer Devices	Automotive	Health Solutions	Industrial	Total
	(In millions)
Balance at March 31, 2019	$188	$131	$51	$182	$192	$329	$1,073
Divestitures	—	—	—	—	(1)	—	(1)
Foreign currency translation adjustments	—	—	—	(8)	1	—	(7)
Balance at March 31,2020	$188	$131	$51	$174	$192	$329	$1,065
Divestitures	—	—	—	—	—	(1)	(1)
Foreign currency translation adjustments	1	—	—	22	2	1	26
Balance at March 31, 2021	$189	$131	$51	$196	$194	$329	$1,090

Other Intangible Assets
The Company's acquired intangible assets are subject to amortization over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value. The Company reviewed the carrying value of its intangible assets as of March 31, 2021 and concluded that such amounts continued to be recoverable.
Intangible assets are comprised of customer-related intangible assets that include contractual agreements and customer relationships, and licenses and other intangible assets that are primarily comprised of licenses and also include patents and trademarks, and developed technologies. Generally, both customer-related intangible assets and licenses and other intangible assets are amortized on a straight-line basis, over a period of up to ten years. No residual value is estimated for any intangible assets. The fair value of the Company's intangible assets purchased through business combinations is determined based on management's estimates of cash flow and recoverability. The components of acquired intangible assets are as follows:

	As of March 31, 2021				As of March 31, 2020
	Weighted-Average Remaining Useful life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In millions)
Intangible assets:
Customer-related intangibles	4.8	$276	$(154)	$122	$275	$(128)	$147
Licenses and other intangibles	4.0	250	(159)	91	245	(130)	115
Total		$526	$(313)	$213	$520	$(258)	$262

Total intangible asset amortization expense recognized in operations during fiscal years 2021, 2020 and 2019 was $61.8 million, $64.1 million and $74.4 million, respectively. The gross carrying amounts of intangible assets are removed when fully amortized. During fiscal year 2021, the gross carrying amounts of fully amortized intangible assets totaled $16.9 million. The Company also recorded $11.4 million of foreign currency translation adjustments during fiscal year 2021, as the U.S. Dollar fluctuated against foreign currencies for certain intangibles. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2022	$54
2023	46
2024	44
2025	39
2026	18
Thereafter	12
Total amortization expense	$213

The Company owns or licenses various United States and foreign patents relating to a variety of technologies. For certain of the Company's proprietary processes, inventions, and works of authorship, the Company relies on trade secret or copyright protection. The Company also maintains trademark rights (including registrations) for the Company's corporate name and several other trademarks and service marks that the Company uses in the Company's business in the United States and other countries throughout the world. The Company has implemented appropriate policies and procedures (including both technological means and training programs for the Company's employees) to identify and protect the Company's intellectual property, as well as that of the Company's customers and suppliers. As of March 31, 2021 and 2020, the carrying value of the Company's intellectual property was not material.
Derivative Instruments and Hedging Activities

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Investments
The Company has an investment portfolio that consists of strategic investments in privately held companies, and certain venture capital funds which are included within other assets. These privately held companies range from startups to more mature companies with established revenue streams and business models. As of March 31, 2021, and March 31, 2020, the Company's investments in non-consolidated companies totaled $102.8 million and $128.1 million, respectively.
During fiscal year 2021, the Company recognized $83.5 million of equity in earnings, associated with its equity method investments in other charges (income), net on the consolidated statement of operations. Additional information is included in note 16. Also during fiscal year 2021, in connection with the Company’s ongoing assessment of recoverability of its investment portfolio, the Company concluded that the carrying amounts of certain non-core investments were other than temporarily impaired and recognized a $36.5 million total impairment in other charges (income), net on the consolidated statement of operations primarily related to the Company's investment in Bright Machines.
During fiscal year 2020, the Company recognized $97.7 million of total impairments primarily related to Elementum and certain other non-core investments, reflecting recent market valuation changes, in addition to capturing additional risks due to the economic challenges in light of COVID-19.
During the last half of fiscal year 2019, the Company reassessed its strategy with respect to its entire investment portfolio. As a result the Company recognized aggregate net charges related to investment impairments and dispositions of approximately $193 million for the fiscal year ended March 31, 2019, primarily related to a non-core cost method investment and Elementum.
Non-consolidated investments in entities are accounted for using the equity method when the Company has an investment in common stock or in-substance common stock, and either (a) has the ability to significantly influence the operating decisions of the issuer, or (b) if the Company has a voting percentage generally equal to or greater than 20% but less than 50%, and for non-majority-owned investments in partnerships when generally greater than 5%. Cost method is used for investments where the Company does not have the ability to significantly influence the operating decisions of the investee, or if the Company’s investment is in securities other than common stock or in-substance common stock.
The Company monitors these investments for impairment indicators and makes appropriate reductions in carrying values as required whenever events or changes in circumstances indicate that the assets may be impaired. The factors the Company considers in its evaluation of potential impairment of its investments include, but are not limited to, a significant deterioration in the earnings performance or business prospects of the investee, or factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operation or working capital deficiencies. Fair values of these investments, when required, are estimated using unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy, and require management to make various judgmental assumptions primarily about comparable company multiples and discounted cash flow projections. Some of the inherent estimates and assumptions used in determining the fair value of the investments are outside the control of management. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of the investments, it is possible a material change could occur. If the actual results are not consistent with management's estimates and assumptions used to calculate fair value, it could result in material impairments of investments.
For investments accounted for under the cost method that do not have readily determinable fair values, the Company measures them at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Bright Machines
During the first quarter of fiscal year 2019, the Company transferred existing employees and equipment with a net book value of approximately $35 million along with certain related software and intellectual property, into the newly created Bright Machines, in exchange for shares of preferred stock and a controlling financial interest in Bright Machines. Bright Machines is a privately held software-as-a service (SaaS) and hardware company focused on developing and deploying an automation solution worldwide. The Company has concluded that Bright Machines does not qualify as a variable interest entity for purposes of evaluating whether it has a controlling financial interest.
Subsequent to the initial formation and prior to June 29, 2018, Bright Machines received equity funding from third party investors and expanded the board of directors, resulting in dilution of the Company's voting interest to below 50%. As a result, the Company concluded it no longer held a controlling financial interest in Bright Machines and accordingly deconsolidated the entity.
The fair value of the Company’s non-controlling interest in Bright Machines upon deconsolidation was approximately $128 million as of the date of deconsolidation. The Company initially accounted for its investment in Bright Machines under the equity method, with the carrying amount included in other assets on the consolidated balance sheet. The value of the Company’s interest on the date of deconsolidation was based on management’s estimate of the fair value of Bright Machines at that time. Management relied on a multi-stage process which involved calculating the enterprise and equity value of Bright Machines, then allocating the equity value of the entity to the Company’s securities. The enterprise value of Bright Machines was estimated based on the value implied by the equity funding Bright Machines received from third parties in the same period (i.e., Level 2 inputs). The Company recognized a gain on deconsolidation of approximately $87 million with no material tax impact, which is included in other charges (income), net on the consolidated statement of operations for the fiscal year ended March 31, 2019.
Concurrently with the deconsolidation, the Company engaged Bright Machines as a strategic partner to develop and deploy automation solutions for Flex and entered into a 5-year subscription agreement for the use of fixed assets along with other automation services. The subscription agreement provides the Company with the use of the assets previously contributed to Bright Machines and accordingly is accounted for as a finance lease. As a result, the Company recognized a finance lease asset and obligation in the consolidated balance sheets. The related finance lease asset and obligation balances as of March 31, 2021and 2020 were not material.
Pro-forma financials have not been presented because the effects were not material to the Company’s consolidated financial position and results of operation for all periods presented. Subscription fees under the Bright Machines agreement were immaterial for all periods presented.
During fiscal year 2020, the Company and Bright Machines executed agreements that provided for, among other things, the repurchase of certain preferred stock of Bright Machines held by the Company and the removal of certain rights associated with such shares, including the Company’s right to elect certain members of Bright Machines' board of directors. In conjunction with this transaction, the Company received consideration of approximately $44 million and recognized a total charge of $23 million, which is included in other charges, net on the consolidated statement of operations.
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
During fiscal year 2021, the Company recorded approximately $35 million charge primarily related to the anticipated cancellation and retirement of certain shares of preferred stock, held by the Company, as a condition to amend the subscription agreement with Bright Machines as well as a change in the market valuation which resulted in part of the carrying value of the investment to be other than temporarily impaired. The charge is included in other charges, net on the consolidated statements of operations.
Other Current Liabilities
Other current liabilities include customer working capital advances of $471.5 million and $264.2 million, and customer-related accruals of $242.0 million and $195.1 million as of March 31, 2021 and 2020, respectively. The customer working

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
capital advances are not interest bearing, do not have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production.
Leases
The Company is a lessee with several non-cancellable operating leases, primarily for warehouses, buildings, and other assets such as vehicles and equipment. The Company determines if an arrangement is a lease at contract inception. A contract is a lease or contains a lease when (1) there is an identified asset, and (2) the customer has the right to control the use of the identified asset. Beginning with the adoption of ASC 842 on April 1, 2019, the Company elected to adopt the package of transition practical expedients and, therefore, has not reassessed (1) whether existing or expired contracts contain a lease, (2) lease classification for existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized. The Company recognizes a right-of-use (“ROU”) asset and a lease liability at the lease commencement date for the Company's operating leases. For operating leases, the lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date. The Company has elected the short-term lease recognition and measurement exemption for all classes of assets, which allows the Company to not recognize ROU assets and lease liabilities for leases with a lease term of 12 months or less and with no purchase option the Company is reasonably certain of exercising. The Company has also elected the practical expedient to account for the lease and non-lease components as a single lease component, for all classes of underlying assets. Therefore, the lease payments used to measure the lease liability include all of the fixed considerations in the contract. Lease payments included in the measurement of the lease liability comprise the following: fixed payments (including in-substance fixed payments), and variable payments that depend on an index or rate (initially measured using the index or rate at the lease commencement date). As the Company cannot determine the interest rate implicit in the lease for the Company's leases, the Company uses the Company's estimate of the incremental borrowing rate as of the commencement date in determining the present value of lease payments. The Company's estimated incremental borrowing rate is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The lease term for all of the Company's leases includes the non-cancellable period of the lease plus any additional periods covered by either an option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.
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
As a result of adopting ASC 842 as of April 1, 2019, the Company recognized additional operating liabilities of $658 million with a corresponding ROU asset of $624 million and a deferred gain of $22 million for sale leaseback transactions to opening retained earnings. Note 3 "Leases" provides further disclosures required by the new standard.
As of March 31, 2021 and 2020, current operating lease liabilities were $127.6 million and $114.1 million, respectively, which are included in other current liabilities on the consolidated balance sheets.
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
Recently Adopted Accounting Pronouncements

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In October 2020, the FASB issued ASU 2020-09 "Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762." which amends and supersedes SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Release No. 33-10762 related to financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities and affiliates whose securities are pledged as collateral for registered securities. The Company adopted the new guidance during the fourth quarter of fiscal year 2021 with no impact on its consolidated financial statements.
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
Recently Issued Accounting Pronouncements
In October 2020, the FASB issued ASU 2020-10 "Codification Improvements", which improves consistency by amending the Accounting Standards Codification to include all disclosure guidance in the appropriate disclosure sections and clarifies the application of various provisions in the Codification by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. The guidance is effective for the Company beginning in the first quarter of fiscal year 2022 with early adoption permitted. The Company expects the new guidance will have an immaterial impact on its consolidated financial statements, and intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2022.
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
The components of lease cost recognized under ASC 842 were as follow (in millions):

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lease cost	Year Ended
	March 31, 2021	March 31, 2020
Operating lease cost	$152	$163

Amounts reported in the consolidated balance sheet as of the periods ended March 31, 2021 and 2020 were (in millions, except weighted average lease term and discount rate):

	As of March 31, 2021	As of March 31, 2020
Operating Leases:
Operating lease right of use assets	$642	$605
Operating lease liabilities	$690	$643

Weighted-average remaining lease term (In years)
Operating leases	7.5	7.9

Weighted-average discount rate
Operating leases	3.9%	4.1%

Other information related to leases was as follow (in millions):

	Year Ended
	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$152	$150

Right‑of‑use assets obtained in exchange for lease liabilities
Operating Lease	$159	$99

During the fiscal year ended March 31, 2020 the Company sold and leased back certain properties and received cash proceeds of $69.6 million and recorded a deferred gain of $32.7 million. As a result of adopting ASC 842 as of April 1, 2019, the Company recognized the deferred gain to prior year retained earnings. No properties were sold and leased back by the Company during the fiscal year ended March 31, 2021.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Future lease payments under non-cancellable leases as of March 31, 2021 are as follows (in millions):

Fiscal Year Ended March 31,	Operating Leases
2022	$147
2023	130
2024	110
2025	87
2026	70
Thereafter	256
Total undiscounted lease payments	800
Less: imputed interest	110
Total lease liabilities	$690
Total rent expense amounted to $179.8 million, $186.9 million, and $176.8 million in fiscal years 2021, 2020 and 2019, respectively.
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
In determining the appropriate amount of revenue to recognize, the Company applies the following steps: (i) identifies the contracts with the customers; (ii) identifies performance obligations in the contracts; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations per the contracts; and (v) recognizes revenue when (or as) the Company satisfies a performance obligation. Further, the Company assesses whether control of the product or services promised under the contract is transferred to the customer at a point in time (PIT) or over time (OT). The Company is first required to evaluate whether its contracts meet the criteria for OT recognition. The Company has determined that for a portion of its contracts the Company is manufacturing products for which there is no alternative use (due to the unique nature of the customer-specific product and intellectual property restrictions) and the Company has an enforceable right to payment including a reasonable profit for work-in-progress inventory with respect to these contracts. As a result, revenue is recognized under these contracts OT based on the cost-to-cost method as it best depicts the transfer of control to the customer measured based on the ratio of costs incurred to date as compared to the total estimated costs at completion of the performance obligation. For all other contracts that do not meet these criteria, the Company recognizes revenue when it has transferred control of the related manufactured products which generally occurs upon delivery and passage of title to the customer.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
A contract liability is recognized when the Company receives payments in advance of the satisfaction of performance and is included in other current liabilities on the consolidated balance sheets. Contract liabilities, identified as deferred revenue, were $435.4 million and $366.8 million as of March 31, 2021 and 2020, respectively, of which $376.5 million and $361.5 million, respectively, is included in other current liabilities.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated based on timing of transfer - point in time and over time for the fiscal years ended March 31, 2021, 2020 and 2019:

	Fiscal Year Ended March 31,
	March 31, 2021	March 31, 2020	March 31, 2019
Timing of Transfer	(In millions)
FAS
Point in time	$12,058	$11,581	$12,311
Over time	1,435	2,472	4,544
Total	13,493	14,053	16,855
FRS
Point in time	7,674	6,870	6,527
Over time	2,957	3,287	2,829
Total	10,631	10,157	9,356
Flex
Point in time	19,732	18,451	18,838
Over time	4,392	5,759	7,373
Total	$24,124	$24,210	$26,211
5. SHARE-BASED COMPENSATION
Equity Compensation Plans
The Company's primary plan used for granting equity compensation awards is the Company's 2017 Equity Incentive Plan (the "2017 Plan").
Share-Based Compensation Expense
The following table summarizes the Company's share-based compensation expense for all equity incentive plans:

	Fiscal Year Ended March 31,
	2021	2020	2019
	(In millions)
Cost of sales	$20	$15	$20
Selling, general and administrative expenses	59	56	56
Total share-based compensation expense	$79	$71	$76

Cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee exercises of share options over the share-based compensation cost recognized for those options) are classified as operating cash flows. During fiscal years 2021, 2020 and 2019, the Company did not recognize any excess tax benefits as an operating cash inflow.
As of March 31, 2021, the Company had approximately 24.8 million shares available for grant under the 2017 Plan. Options issued to employees under this plan generally vest over four years and expire ten years from the date of grant. Options granted to non-employee directors generally expire five years from the date of grant.
The exercise price of options granted to employees is determined by the Company's Board of Directors or the Compensation Committee and may not be less than the closing price of the Company's ordinary shares on the date of grant.
As of March 31, 2021, the total unrecognized compensation cost related to unvested share options granted to employees under all plans was not material.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
As of March 31, 2021, the total unrecognized compensation cost related to unvested RSU awards under all plans was approximately $124.1 million. These costs will be amortized generally on a straight-line basis over a weighted-average period of approximately 1.9 years. Approximately $23.2 million of the total unrecognized compensation cost is related to RSU awards granted to certain key employees whereby vesting is contingent on meeting certain market conditions.
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
There were no options granted under the 2017 Plan during fiscal years 2021, 2020, and 2019.
Determining Fair Value - RSU awards with service and market conditions
Valuation and Amortization Method—The Company estimates the fair value of RSU awards granted under the 2017 Plan whereby vesting is contingent on meeting certain market conditions using Monte Carlo simulation. This fair value is then amortized on a straight-line basis over the vesting period, which is the service period.
Expected volatility of Flex—Volatility used in a Monte Carlo simulation is derived from the historical volatility of Flex's stock price over a period equal to the service period of the RSU awards granted. The service period is three years for those RSU awards granted in fiscal years 2021, 2020, and 2019.
Average peer volatility—Volatility used in a Monte Carlo simulation is derived from the historical volatilities of the Standard and Poor's ("S&P") 500 index for the RSU awards granted in fiscal years 2021, 2020, and 2019.
Average Peer Correlation—Correlation coefficients were used to model the movement of Flex's stock price relative to the S&P 500 index for the RSU awards granted in fiscal years 2021, 2020, and 2019.
Expected Dividend and Risk-Free Interest Rate assumptions—Same methodology as discussed above.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The fair value of the Company's RSU awards under the 2017 Plan, whereby vesting is contingent on meeting certain market conditions, for fiscal years 2021, 2020, and 2019 was estimated using the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2021	2020	2019
Expected volatility	52.8%	38.8%	27.4%
Average peer volatility	35.9%	24.9%	25.6%
Average peer correlation	0.7	0.5	0.5
Expected dividends	—%	—%	—%
Risk-free interest rate	0.3%	1.8%	2.7%

Share-Based Awards Activity
Option activity for all plans is immaterial for all periods presented.
Cash received from option exercises under all plans, which was reflected within other financing activities in the consolidated statement of cash flows, was immaterial for fiscal years 2021, 2020, and 2019.
The following table summarizes the Company's RSU award activity under all plans ("Price" reflects the weighted-average grant-date fair value):

	Fiscal Year Ended March 31,
	2021		2020		2019
	Shares	Price	Shares	Price	Shares	Price
Unvested RSU awards outstanding, beginning of fiscal year	16,050,640	$11.87	14,903,886	$13.76	14,619,692	$14.39
Granted	10,982,109	11.04	8,259,272	9.81	8,257,502	12.59
Vested	(5,520,005)	11.64	(4,222,524)	13.33	(5,952,039)	13.12
Forfeited	(4,204,119)	11.92	(2,889,994)	12.89	(2,021,269)	14.51
Unvested RSU awards outstanding, end of fiscal year	17,308,625	$11.14	16,050,640	$11.87	14,903,886	$13.76

Of the 11.0 million unvested RSU awards granted in fiscal year 2021, approximately 9.4 million are plain-vanilla unvested RSU awards with no performance or market conditions with an average grant date price of $10.37 per share. Further, approximately 1.6 million of these unvested RSU awards granted in fiscal year 2021 represents the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions, with an average grant date fair value estimated to be $15.03 per award calculated using a Monte Carlo simulation. Vesting information for these shares is further detailed in the table below.
Of the 17.3 million unvested RSU awards outstanding under all plans as of the fiscal year ended March 31, 2021, approximately 3.4 million unvested RSU awards represent the target amount of grants made to certain key employees whereby vesting is contingent on meeting certain market conditions summarized as follows:

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Targeted number of awards as of March 31, 2021 (in shares)		Range of shares that may be issued (1)
		Average grant date fair value (per share)
					Assessment dates
Year of grant			Minimum	Maximum
Fiscal 2021	1,455,969	$15.03	—	2,911,938	June 2023
Fiscal 2020	1,388,691	$11.92	—	2,777,382	June 2022
Fiscal 2019	553,652	$14.00	—	1,107,304	June 2021
Totals	3,398,312		—	6,796,624

(1)    Vesting ranges from zero to 200% based on measurement of Flex's total shareholder return against the Standard and Poor's ("S&P") 500 Composite Index.
The Company will continue to recognize share-based compensation expense for awards with market conditions regardless of whether such awards will ultimately vest. During fiscal year 2021, no shares vested in connection with the RSU awards with market conditions granted in fiscal year 2018.
The total intrinsic value of RSU awards vested under all the Company's plans was $68.6 million, $41.7 million and $80.2 million during fiscal years 2021, 2020 and 2019, respectively, based on the closing price of the Company's ordinary shares on the date vested.
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
The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted income per share:

	Fiscal Year Ended March 31,
	2021	2020	2019
	(In millions, except per share amounts)
Basic earnings per share:
Net income	$613	$88	$93
Shares used in computation:
Weighted-average ordinary shares outstanding	499	$509	$527
Basic earnings per share	$1.23	$0.17	$0.18

Diluted earnings per share:
Net income	$613	$88	$93
Shares used in computation:
Weighted-average ordinary shares outstanding	499	$509	$527
Weighted-average ordinary share equivalents from stock options and RSU awards (1) (2)	7	3	3
Weighted-average ordinary shares and ordinary share equivalents outstanding	506	512	530
Diluted earnings per share	$1.21	$0.17	$0.18

_________________________________________________________________________

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)An immaterial amount of options to purchase ordinary shares during fiscal years 2021, 2020, and 2019 were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted average ordinary shares equivalents.
(2)An immaterial number of RSU awards during fiscal years 2021 2020, and 2019, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted average ordinary shares equivalents.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. SUPPLEMENTAL CASH FLOW DISCLOSURES
The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Fiscal Year Ended March 31,
	2021	2020	2019
	(In millions)
Net cash paid for:
Interest	$147	$172	$190
Income taxes	$105	$99	$134
Non-cash investing and financing activity:
Unpaid purchases of property and equipment	$102	$104	$112
Non-cash investment in Bright Machines (Note 2)	$—	$—	$128
Finance lease for Bright Machines assets (Note 2)	$4	$23	$35

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt are as follows:

	As of March 31,
	2021	2020
	(In millions)
Term Loan, including current portion, due in installments through June 2022	—	433
5.000% Notes due February 2023	500	500
Term Loan due April 2024 - three-month Yen LIBOR plus 0.50%	305	310
4.750% Notes due June 2025	598	597
3.750% Notes due February 2026	694	—
4.875% Notes due June 2029	661	662
4.875% Notes due May 2030	694	—
India Facilities	133	138
Other	219	211
Debt issuance costs	(21)	(13)
	3,783	2,838
Current portion, net of debt issuance costs	(268)	(149)
Non-current portion	$3,515	$2,689

The weighted-average interest rates for the Company's long-term debt were 4.3% and 4.0% as of March 31, 2021 and 2020, respectively.
Scheduled repayments of the Company's bank borrowings and long-term debt are as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2022	$268
2023	$531
2024	$53
2025	$305
2026	$1,292
Thereafter	$1,355
Total	$3,804

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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The indenture governing the Notes contains covenants that, among other things, restrict the ability of the Company and certain of the Company's subsidiaries to create liens; enter into sale-leaseback transactions; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's assets to, another person, or permit any other person to consolidate, merge, combine or amalgamate with or into the Company. These covenants are subject to a number of significant limitations and exceptions set forth in the indenture. The indenture also provides for customary events of default, including, but not limited to, cross defaults to certain specified other debt of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Notes will become due and payable immediately without further action or notice. If any other event of default under the indenture occurs or is continuing, the trustee or holders of at least 25% in aggregate principal amount of the then outstanding 2026 Notes or 2030 Notes may declare all of such series of Notes to be due and payable immediately, but upon certain conditions such declaration and its consequences may be rescinded and annulled by the holders of a majority in principal amount of such series of Notes. As of March 31, 2021, the Company was in compliance with the covenants in the indenture governing the Notes.
The 2026 Credit Facility
In January 2021, the Company entered into a new $2.0 billion credit agreement which matures in January 2026 (the "2026 Credit Facility") and consists of a $2.0 billion revolving credit facility with a sub-limit of $360 million available for swing line loans, and a sub-limit of $175 million available for the issuance of letters of credit. The 2026 Credit Facility replaced the previous $1.75 billion revolving credit facility, which was due to mature in June 2022 (the "2022 Credit Facility"). The Company determined that effectively increasing the borrowing capacity of the former revolving arrangement qualified as a debt modification and consequently all unamortized debt issuance costs related to the $1.75 billion credit facility remain capitalized and are being amortized over the term of the 2026 Credit Facility.
Borrowings under the 2026 Credit Facility bear interest, at the Company’s option, either at (i) the Base Rate, which is defined as the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate, plus 0.50% and (c) the LIBOR (the London Interbank Offered Rate) rate plus 1.0%; plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0.250% to 0.875% per annum, based on the Company’s credit ratings (as determined by Standard & Poor’s Financial Services LLC, Moody’s Investors Service, Inc. and Fitch Ratings Inc.) or (ii) LIBOR plus the applicable margin for LIBOR loans ranging between 1.250% and 1.875% per annum, based on the Company’s credit ratings. Interest on the outstanding borrowings is payable, (i) in the case of borrowings at the Base Rate, on the last business day of March, June, September and December of each calendar year and (ii) in the case of borrowings at the LIBOR rate, on the last day of the applicable interest period selected by the Company, which date shall be no later than the last day of every third month. The Company is required to pay a quarterly commitment fee on the unutilized portion of the revolving credit commitments under the 2026 Credit Facility ranging from 0.15% to 0.30% per annum, based on the Company’s credit ratings. The Company is also required to pay letter of credit usage fees ranging from 1.250% to 1.875% per annum (based on the Company’s credit ratings) on the amount of the daily average outstanding letters of credit and a fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit.
Under the 2026 Credit Facility, the interest rate margins, commitment fee and letter of credit usage fee are subject to upward or downward adjustments if the Company achieves, or fails to achieve, certain specified sustainability targets with respect to workplace safety and greenhouse gas emissions. Such upward or downward sustainability adjustments may be up to 0.05% per annum in the case of the interest rate margins and letter of credit usage fee and up to 0.01% per annum in the case of the commitment fee.
The 2026 Credit Facility is unsecured, and contains customary restrictions on the ability of the Company and its subsidiaries to (i) incur certain debt, (ii) make certain acquisitions of other entities, (iii) incur liens, (iv) dispose of assets and (v) engage in transactions with affiliates. These covenants are subject to a number of significant exceptions and limitations. The 2026 Credit Facility also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio during the term of the New Credit Facility. As of March 31, 2021, the Company was in compliance with the covenants under the 2026 Credit Facility agreement.
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
Interest on the Notes is payable semi-annually, which commenced on August 15, 2013. The Notes are senior unsecured obligations of the Company, rank equally with all of the Company's other existing and future senior and unsecured debt obligations, and up until June 30, 2017 were guaranteed, jointly and severally, fully and unconditionally on an unsecured basis, by certain of the Company's 100% owned subsidiaries (the "guarantor subsidiaries"). The Company replaced its $2.1 billion credit facility, which was due to expire in March 2019 and was guaranteed by the guarantor subsidiaries, with the 2022 Credit Facility, which is not guaranteed by the guarantor subsidiaries. Effective upon the replacement, all guarantor subsidiaries were released from their guarantees under the indenture governing the Notes. The 2022 Credit Facility was further replaced by the 2026 Credit Facility in January 2021.
At any time prior to maturity, the Company may redeem some or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus an applicable premium accrued and unpaid interest, if any, to the applicable redemption date. Upon the occurrence of a change of control repurchase event (as defined in the Notes indenture), the Company must offer to repurchase the Notes at a repurchase price equal to 101% of the principal amount of the Notes repurchased, plus accrued and unpaid interest, if any, to the applicable repurchase date. During fiscal year 2020, the Company tendered and redeemed the total outstanding balance under the Notes due February 15, 2020 with parts of the proceeds obtained from the JPY 33.525 billion term loan due April 2024 and the $650 million of 4.875% Notes due June 15, 2029 (as described further below). As the transaction was determined to fall under extinguishment accounting, the Company recognized an immaterial loss on extinguishment during its fiscal year ended March 31, 2020, which was recorded in interest and other, net on the consolidated statements of operations.
The indenture governing the Notes contains covenants that, among other things, restrict the ability of the Company and certain of the Company's subsidiaries to create liens; enter into sale-leaseback transactions; create, incur, issue, assume or guarantee any funded debt; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's assets to, another person. These covenants are subject to a number of significant limitations and exceptions set forth in the indenture. The indenture also provides for customary events of default, including, but not limited to, cross defaults to certain specified other debt of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Notes will become due and payable immediately without further action or notice. If any other event of default under the indenture occurs or is continuing, the applicable trustee or holders of at least 25% in aggregate principal amount of the then outstanding Notes may declare all of the Notes to be due and payable immediately. As of March 31, 2021, the Company was in compliance with the covenants in the indenture governing the Notes.
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
This term loan is unsecured, and contains customary restrictions on the ability of the Company and its subsidiaries to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of exceptions and limitations. This term loan agreement also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA, and a minimum interest coverage ratio, as defined therein, during its term. As of March 31, 2021, the Company was in compliance with the covenants under this term loan agreement.
Notes due June 2025

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Interest on the 2025 Notes is payable semi-annually, commencing on December 15, 2015. The 2025 Notes are senior unsecured obligations of the Company, rank equally with all of the Company's other existing and future senior and unsecured debt obligations, and up until June 30, 2017 were guaranteed, jointly and severally, fully and unconditionally on an unsecured basis, by each of the Company's 100% owned subsidiaries (the "guarantor subsidiaries"). The Company replaced its $2.1 billion credit facility, which was due to expire in March 2019 and was guaranteed by the guarantor subsidiaries, with the 2022 Credit Facility, which was not guaranteed by the guarantor subsidiaries. Effective upon the replacement, all guarantor subsidiaries were released from their guarantees under the indenture for the 2025 Notes. The 2022 Credit Facility was further replaced by the 2026 Credit Facility in January 2021.
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
The indenture governing the 2025 Notes contains covenants that, among other things, restrict the ability of the Company and certain of the Company's subsidiaries to create liens; enter into sale-leaseback transactions; create, incur, issue, assume or guarantee any funded debt; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's assets to, another person, or permit any other person to consolidate, merge, combine or amalgamate with or into the Company. These covenants are subject to a number of significant limitations and exceptions set forth in the indenture. The indenture also provides for customary events of default, including, but not limited to, cross defaults to certain specified other debt of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding 2025 Notes will become due and payable immediately without further action or notice. If any other event of default under the agreement occurs or is continuing, the applicable trustee or holders of at least 25% in aggregate principal amount of the then outstanding 2025 Notes may declare all of the 2025 Notes to be due and payable immediately, but upon certain conditions such declaration and its consequences may be rescinded and annulled by the holders of a majority in principal amount of the 2025 Notes. As of March 31, 2021, the Company was in compliance with the covenants in the indenture governing the 2025 Notes.
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
The Indenture governing the 2029 Notes contains covenants that, among other things, restrict the ability of the Company and certain of the Company's subsidiaries to create liens; enter into sale-leaseback transactions; and consolidate or merge with,

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
or convey, transfer or lease all or substantially all of the Company's assets to, another person, or permit any other person to consolidate, merge, combine or amalgamate with or into the Company. These covenants are subject to a number of significant limitations and exceptions set forth in the indenture. The indenture also provides for customary events of default, including, but not limited to, cross defaults to certain specified other debt of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding 2029 Notes will become due and payable immediately without further action or notice. If any other event of default under the indenture occurs or is continuing, the trustee or holders of at least 25% in aggregate principal amount of the then outstanding 2029 Notes may declare all of the 2029 Notes to be due and payable immediately, but upon certain conditions such declaration and its consequences may be rescinded and annulled by the holders of a majority in principal amount of the 2029 Notes. As of March 31, 2021, the Company was in compliance with the covenants in the indenture governing the 2029 Notes.
Other Borrowings
In July 2018, a subsidiary of the Company entered into a $200 million term loan facility (the "Facility"), under which there was $133.4 million in borrowings outstanding as of March 31, 2021. The Facility was used to fund capital expenditures to support the Company's expansion plans for India. The availability period during which drawdowns can be made was from the date of the agreement to and including January 2020. The maximum maturity of each drawdown will be 5 years from the funded Capex shipment date. As a result, the longest maturity date of any drawdown under the Facility will be June 2023. Borrowings under this term loan bear interest at LIBOR plus a margin of 0.90% to 1.15% depending on loan duration.
In January 2017, the Company borrowed €100 million (approximately $117.6 million as of March 31, 2021), under a 5-year, term-loan agreement due January 2, 2022. Borrowings under this term loan bear interest at EURIBOR minus 0.1% plus the applicable margin ranging between 0.40% and 1.35%, based on the Company's credit ratings. During the fourth quarter of fiscal year 2021, the Company repaid the loan and immediately borrowed the same amount from a different financial institution for a fixed interest rate of (0.16)%, while maintaining the January 2, 2022 maturity date. As of March 31, 2021, the borrowings have been included as current liabilities under the consolidated balance sheet.
In October 2015, the Company borrowed €50 million, under a 5-year, term-loan agreement due September 30, 2020. As of March 31, 2021, the borrowings under this term-loan have been paid in full.
These term loans are unsecured and are guaranteed by the Company. These term loan agreements contain customary restrictions on the Company's and its subsidiaries' ability to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of exceptions and limitations. These term loan agreements also require that the Company maintain a maximum ratio of total indebtedness to EBITDA, and a minimum interest coverage ratio, as defined therein, during their terms. As of March 31, 2021, the Company was in compliance with the covenants under these term loan agreements.
As of March 31, 2021, the Company and certain of its subsidiaries had various uncommitted revolving credit facilities, lines of credit and other credit facilities in the amount of $319.1 million in the aggregate. There were no borrowings outstanding under these facilities as of March 31, 2021 and 2020. These unsecured credit facilities, and lines of credit and other credit facilities bear annual interest at the respective country's inter-bank offering rate, plus an applicable margin.
9. FINANCIAL INSTRUMENTS
Foreign Currency Contracts
The Company transacts business in various foreign countries and is therefore exposed to foreign currency exchange rate risk inherent in forecasted sales, cost of sales, and monetary assets and liabilities denominated in non-functional currencies. The Company has established risk management programs to protect against volatility in the value of non-functional currency denominated monetary assets and liabilities, and of future cash flows caused by changes in foreign currency exchange rates. The Company tries to maintain a partial or fully hedged position for certain transaction exposures, which are primarily, but not limited to, revenues, customer and vendor payments and inter-company balances in currencies other than the functional currency of the operating entity. The Company enters into short-term and long-term foreign currency derivatives contracts, including forward, swap, and options contracts to hedge only those currency exposures associated with certain assets and liabilities, primarily accounts receivable and accounts payable, and cash flows denominated in non-functional currencies. Gains and losses on the Company's derivative contracts are designed to offset losses and gains on the assets, liabilities and

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
transactions hedged, and accordingly, generally do not subject the Company to risk of significant accounting losses. The Company hedges committed exposures and does not engage in speculative transactions. The credit risk of these derivative contracts is minimized since the contracts are with large financial institutions and accordingly, fair value adjustments related to the credit risk of the counterparty financial institution were not material.
As of March 31, 2021, the aggregate notional amount of the Company's outstanding foreign currency derivative contracts was $8.9 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In millions)
Cash Flow Hedges
CNY	2,895	—	$441	$—
HUF	33,969	—	110	—
JPY	33,525	—	300	—
MXN	6,197	—	299
Other	N/A	N/A	282	62
			1,432	62
Other Foreign Currency Contracts
CAD	103	67	82	53
CNY	4,376	1,442	668	220
EUR	1,724	1,892	2,031	2,237
GBP	47	69	65	95
HUF	66,705	64,004	216	207
ILS	422	10	127	3
MXN	6,524	5,362	315	259
MYR	642	297	155	72
PLN	221	190	56	48
SEK	467	541	55	62
Other	N/A	N/A	210	175

			3,980	3,431
Total Notional Contract Value in USD			$5,412	$3,493

As of March 31, 2021 and 2020, the fair value of the Company's short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company's exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the consolidated statements of operations. The Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders' equity in the consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. Deferred gains were immaterial as of March 31, 2021, and are expected to be recognized primarily as a component of cost of sales in the consolidated statement of operations primarily over the next twelve-month period, except for the USD JPY cross currency swap, which is further discussed below.
The Company entered into a USD JPY cross currency swap to hedge the foreign currency risk on the JPY term loan due April 2024, and the fair value of the cross currency swap was included in other assets as of March 31, 2021, and March 30, 2020. The changes in fair value of the USD JPY cross currency swap are reported in accumulated other comprehensive loss,

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
with the impact of the excluded component reported in interest and other, net. In addition, a corresponding amount is reclassified out of accumulated other comprehensive loss to interest and other, net to offset the remeasurement of the underlying JPY loan principal which also impacts the same line.
The following table presents the fair value of the Company's derivative instruments utilized for foreign currency risk management purposes at March 31, 2021 and 2020:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2021	March 31, 2020	Balance Sheet Location	March 31, 2021	March 31, 2020
	(In millions)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$23	$7	Other current liabilities	$16	$47
Foreign currency contracts	Other assets	$5	$14	Other liabilities	$—	$—
Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$31	$83	Other current liabilities	$32	$103

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
10. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, during fiscal years ended March 31, 2021, 2020 and 2019 are as follows:

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Beginning balance on April 1, 2018	$(36)	$(50)	$(86)
Other comprehensive loss before reclassifications	(48)	(59)	(107)
Net loss reclassified from accumulated other comprehensive loss	42	—	42
Net current-period other comprehensive loss	(6)	(59)	(65)
Ending balance on March 31, 2019	$(42)	$(109)	$(151)
Other comprehensive loss before reclassifications	(43)	(22)	(65)
Net (gains) losses reclassified from accumulated other comprehensive loss	3	(2)	1
Net current-period other comprehensive loss	(40)	(24)	(64)
Ending balance on March 31, 2020	$(82)	$(133)	$(215)
Other comprehensive gain before reclassifications	48	56	104
Net gains reclassified from accumulated other comprehensive loss	(8)	—	(8)
Net current-period other comprehensive gain	40	56	96
Ending balance on March 31, 2021	$(42)	$(77)	$(119)

Net (gains) losses reclassified from accumulated other comprehensive loss were immaterial during fiscal years 2021 and 2020.
Net gains reclassified from accumulated other comprehensive loss during fiscal year 2019 relating to derivative instruments and other includes $40.6 million attributable to the Company's cash flow hedge instruments which were recognized as a component of cost of sales in the consolidated statement of operations.
The tax impact to other comprehensive loss was immaterial for all periods presented.
11. TRADE RECEIVABLES SECURITIZATION
The Company sells trade receivables under two asset-backed securitization programs and an accounts receivable factoring program.
Asset-Backed Securitization Programs
The Company sells designated pools of trade receivables under its Global Asset-Backed Securitization Agreement (the "Global Program") and its North American Asset-Backed Securitization Agreement (the "North American Program," and together with the Global Program, the "ABS Programs") to affiliated special purpose entities, each of which in turn sells a fraction of the receivables to unaffiliated financial institutions, based on the Company's requirements. Under these programs, the entire purchase price of sold receivables are paid in cash. The ABS Programs contain guarantees of payment by the special purpose entities, in amounts equal to approximately the net cash proceeds under the programs, and are collateralized by certain receivables held by the special purpose entities. The fair value of the guarantee obligation was immaterial as of March 31, 2021 and March 31, 2020, respectively. The accounts receivable balances sold under the ABS Programs were removed from the consolidated balance sheets and the cash proceeds received by the Company were included as cash provided by operating activities in the consolidated statements of cash flows.
Following the transfer of the receivables to the special purpose entities, the transferred receivables are legally isolated from the Company and its affiliates, and upon the sale of the receivables from the special purpose entities to the unaffiliated financial institutions, effective control of the transferred receivables is passed to the unaffiliated financial institutions, which have the right to pledge or sell the receivables. Although the special purpose entities are consolidated by the Company, they are separate corporate entities and their assets are available first to satisfy the claims of their creditors. The investment limits set by

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the financial institutions are $375 million for the Global Program, of which $200 million is committed and $175 million is uncommitted, and $175 million for the North American Program, of which $100 million is committed and $75 million is uncommitted.
The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.1% to 0.5% of serviced receivables per annum. Servicing fees recognized during the fiscal years ended March 31, 2021, 2020 and 2019 were not material and are included in interest, net within the consolidated statements of operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized.
As of March 31, 2021, no accounts receivable had been sold under the ABS programs. As of March 31, 2020, approximately $0.8 billion of accounts receivable had been sold to the special purpose entities under the ABS Programs for which the Company had received net cash proceeds for the same amount.
For the fiscal year ended March 31, 2021, cash flows from sales of receivables to the special purpose entities under the ABS Programs consisted of approximately $8.7 billion, for transfers of receivables. Further, cash flows from sales of receivables from the special purpose entities to unaffiliated financial institutions, during fiscal year 2021, consisted of approximately $0.6 billion for transfers of receivables. For the fiscal years ended March 31, 2020 and 2019 cash flows from sales of receivables under the ABS Programs consisted of approximately $7.6 billion and $6.8 billion, respectively, for transfers of receivables and approximately $2.6 billion and $3.6 billion, respectively, for collections on deferred purchase price receivables (effective November 2019, upon amending the previous ABS programs, the Company no longer holds a deferred purchase price receivables balance). The Company's cash flows from transfers of receivables consist primarily of proceeds from collections reinvested in revolving-period transfers. Cash flows from new transfers were not significant for all periods presented.
Trade Accounts Receivable Sale Programs
The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $0.2 billion and $0.4 billion as of March 31, 2021 and 2020, respectively. For the fiscal years ended March 31, 2021, 2020 and 2019, total accounts receivable sold to certain third party banking institutions was approximately $0.8 billion, $1.6 billion and $2.7 billion, respectively. The receivables that were sold were removed from the consolidated balance sheets and the cash received were included as cash provided by operating activities in the consolidated statements of cash flows.
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
Level 1 - Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. There were no balances classified as level 1 in the fair value hierarchy as of March 31, 2021.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company's cash equivalents are comprised of bank time deposits and money market funds, which are valued using level 2 inputs, such as interest rates and maturity periods. Due to their short-term nature, their carrying amount approximates fair value.
The Company has deferred compensation plans for its officers and certain other employees. Amounts deferred under the plans are invested in hypothetical investments selected by the participant or the participant's investment manager. The Company's deferred compensation plan assets are included in other noncurrent assets on the consolidated balance sheets and include money market funds, mutual funds, corporate and government bonds and certain convertible securities that are valued using prices obtained from various pricing sources. These sources price these investments using certain market indices and the performance of these investments in relation to these indices. As a result, the Company has classified these investments as level 2 in the fair value hierarchy. There were no investments classified as level 1 in the fair value hierarchy as of March 31, 2021.
Level 3 - Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.
The Company has accrued for contingent consideration in connection with its business acquisitions as applicable, which is measured at fair value based on certain internal models and unobservable inputs. There were no contingent consideration liabilities outstanding as of March 31, 2021 and 2020.
There were no transfers between levels in the fair value hierarchy during fiscal years 2021 and 2020.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and 2020:

	Fair Value Measurements as of March 31, 2021
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (Note 2)	$—	$1,507	$—	$1,507
Foreign currency contracts (Note 9)	—	59	—	59
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	—	48	—	48
Liabilities:
Foreign currency contracts (Note 9)	$—	$(48)	$—	$(48)

	Fair Value Measurements as of March 31, 2020
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (Note 2)	$—	$404	$—	$404
Foreign currency contracts (Note 9)	—	104	—	104
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	—	49	—	49
Liabilities:
Foreign currency contracts (Note 9)	$—	$(150)	$—	$(150)

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other financial instruments
The following table presents the Company's major debts not carried at fair value as of March 31, 2021 and 2020:

	As of March 31, 2021		As of March 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In millions)		(In millions)
Term Loan, including current portion, due in installments through June 2022	$—	$—	$433	$414	Level 1
5.000% Notes due February 2023	$500	$537	$500	$500	Level 1
Term Loan due April 2024 - three-month Yen LIBOR plus 0.50%	$305	$305	$310	$310	Level 2
4.750% Notes due June 2025	$598	$670	$597	$613	Level 1
3.750% Notes due February 2026	694	756	—	—	Level 1
4.875% Notes due June 2029	$661	$756	$662	$628	Level 1
4.875% Notes due May 2030	694	800	—	—	Level 1
Euro Term Loans	$168	$168	$208	$208	Level 2
India Facilities	$133	$133	$138	$138	Level 2

The Term Loan due June 2022, and the Notes due February 2023, June 2025, February 2026, June 2029 and May 2030 are valued based on broker trading prices in active markets.
The Company values its Term Loan due April 2024, India Facilities, and Euro Term Loans due May 2021 and January 2022, based on the current market rate, and as of March 31, 2021, the carrying amounts approximate fair values.
13. COMMITMENTS AND CONTINGENCIES
Commitments
As of March 31, 2021 and 2020, the gross carrying amount and associated accumulated depreciation of the Company's property and equipment financed under finance leases, and the related obligations was not material. The Company also leases certain of its facilities and equipment under non-cancelable operating leases. These operating leases expire in various years through 2038. Refer to note 3 for additional details on the minimum lease payments.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
be lengthy and costly and could materially harm the Company's financial condition regardless of the outcome. The Company also could be required to incur substantial costs to redesign a product or re-perform design services.
From time to time, the Company enters into IP licenses (e.g., patent licenses and software licenses) with third-parties which obligate the Company to report covered behavior to the licensor and pay license fees to the licensor for certain activities or products, or that enable the Company's use of third-party technologies. The Company may also decline to enter into licenses for intellectual property that it does not think is useful for or used in its operations, or for which its customers or suppliers have licenses or have assumed responsibility. Given the diverse and varied nature of its business and the location of its business around the world, certain activities the Company performs, such as providing assembly services in China and India, may fall outside the scope of those licenses or may not be subject to the applicable intellectual property rights. The Company's licensors may disagree and claim royalties are owed for such activities. In addition, the basis (e.g., base price) for any royalty amounts owed are audited by licensors and may be challenged. Some of these disagreements, may lead to claims and litigation that might not be resolved in the Company's favor. Additionally, litigation could be lengthy and costly and could materially harm the Company's financial condition regardless of the outcome. In March 2018, the Company received an inquiry from a licensor referencing its patent license agreement with the Company, and requesting information relating to royalties for products that the Company assembles for a customer in China. The Company and licensor agreed to an immaterial settlement in fiscal year 2021.
On May 8, 2018, a putative class action was filed in the Northern District of California against the Company and certain officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, alleging misstatements and/or omissions in certain of the Company’s financial results, press releases and SEC filings made during the putative class period of January 26, 2017 through April 26, 2018. On October 1, 2018, the Court appointed lead plaintiff and lead plaintiff’s counsel in the case. On November 28, 2018, lead plaintiff filed an amended complaint alleging misstatements and/or omissions in certain of the Company’s SEC filings, press releases, earnings calls, and analyst and investor conferences and expanding the putative class period through October 25, 2018. On April 3, 2019, the Court vacated its prior order appointing lead plaintiff and lead plaintiff’s counsel and reopened the lead plaintiff appointment process. On September 26, 2019, the Court appointed a new lead plaintiff and lead plaintiff’s counsel in the case. On November 8, 2019, lead plaintiff filed a further amended complaint. On December 4, 2019, defendants filed a motion to dismiss the amended complaint. On May 29, 2020, the Court granted defendants’ motion to dismiss without prejudice and gave lead plaintiff 30 days to amend. On June 29, 2020, lead plaintiff filed a further amended complaint. On July 27, 2020, defendants filed a motion to dismiss the amended complaint. On December 10, 2020, the Court granted defendants’ motion to dismiss with prejudice and entered judgment in favor of defendants. On January 7, 2021, lead plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals. Lead plaintiff’s opening appeal brief is due May 19, 2021, and defendants’ answering brief is due June 18, 2021. The Company believes that the claims are without merit and intends to vigorously defend this case.
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
One of the Company's Brazilian subsidiaries has received assessments for certain sales and import taxes. There were originally six tax assessments totaling the updated amount of 387.5 million Brazilian reals (approximately USD $66.8 million based on the exchange rate as of March 31, 2021). Five of the assessments are in various stages of the review process at the administrative level; the Company successfully defeated one of the six assessments in September 2019 (totaling approximately the updated amount of 61.7 million Brazilian reals or USD $10.6 million); that assessment remains subject to appeal and no tax proceeding has been finalized yet. The Company was unsuccessful at the administrative level for one of the assessments and has filed an annulment action in federal court in Brasilia, Brazil on March 23, 2020; the updated value of that assessment is

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
37.6 million Brazilian reals (approximately USD $6.5 million). The Company believes there is no legal basis for any of these assessments and has meritorious defenses. The Company will continue to vigorously oppose all of these assessments, as well as any future assessments. The Company does not expect final judicial determination on any of these claims in the next four years.
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
A different foreign Tax Authority has issued a letter against one of the Company’s legal entities asserting that the entity did not meet the qualification criteria for tax holiday status for fiscal year 2006 through fiscal year 2013. The asserted additional tax and penalty is approximately $80.0 million. The Company disagrees with the Tax Authority’s assertion but has agreed with the Tax Authority to settle the issue for an immaterial amount. This immaterial amount has been accrued for during the fourth quarter of fiscal year 2021 and is expected to be paid during the first half of fiscal year 2022.
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
14. INCOME TAXES
The domestic (Singapore) and foreign components of income before income taxes were comprised of the following:

	Fiscal Year Ended March 31,
	2021	2020	2019
	(In millions)
Domestic	$242	$(2)	$(10)
Foreign	472	161	192
Total	$714	$159	$182

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The provision for income taxes consisted of the following:

	Fiscal Year Ended March 31,
	2021	2020	2019
	(In millions)
Current:
Domestic	$1	$2	$2
Foreign	105	62	99
	106	64	101
Deferred:
Domestic	1	—	—
Foreign	(6)	7	(12)
	(5)	7	(12)
Provision for income taxes	$101	$71	$89

The domestic statutory income tax rate was approximately 17.0% in fiscal years 2021, 2020 and 2019. The reconciliation of the income tax expense expected based on domestic statutory income tax rates to the expense for income taxes included in the consolidated statements of operations is as follows:

	Fiscal Year Ended March 31,
	2021	2020	2019
	(In millions)
Income taxes based on domestic statutory rates	$121	$27	$31
Effect of tax rate differential	(82)	(81)	(135)
Change in unrecognized tax benefit	11	(1)	(15)
Change in valuation allowance	35	93	192
Foreign exchange movement on prior year taxes recoverable	5	13	5
Expiration of tax attributes	—	—	4
APB23 tax liability	1	9	2
Other	10	11	5
Provision for income taxes	$101	$71	$89

A number of countries in which the Company is located allow for tax holidays or provide other tax incentives to attract and retain business. In general, these holidays were secured based on the nature, size and location of the Company’s operations. The aggregate dollar effect on the Company’s income resulting from tax holidays and tax incentives to attract and retain business for the fiscal years ended March 31, 2021, 2020 and 2019 was $21.2 million, $15.6 million and $24.4 million, respectively. For the fiscal year ended March 31, 2021, the effect on basic and diluted earnings per share was $0.04 and $0.04, respectively, and the effects on basic and diluted earnings per share during fiscal years 2020 and 2019 were $0.03 and $0.03, and $0.05 and $0.05, respectively. Unless extended or otherwise renegotiated, the Company's existing holidays will expire in various years through the end of fiscal year 2028.
The Company provides a valuation allowance against deferred tax assets that in the Company's estimation are not more likely than not to be realized. During fiscal year 2021, 2020 and 2019, the Company released valuation allowances totaling $24.5 million, $1.1 million and $2.8 million, respectively. For fiscal year 2021, this valuation allowance release was mainly related to certain operations in Canada as this amount was deemed to be more likely than not to be realized due to the sustained profitability during the past three fiscal years as well as continued forecasted profitability of those subsidiaries. Various other valuation allowance positions were also reduced due to varying factors such as recognition of uncertain tax positions impacting deferred tax assets, one-time income recognition in loss entities, and foreign exchange impacts on deferred tax balances. Lastly, these valuation allowance reductions and eliminations were offset by current period valuation allowance additions due to increased deferred tax assets as a result of current period losses in legal entities with existing full valuation allowance positions.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For fiscal years ended March 31, 2021, 2020 and 2019, the offsetting amounts totaled $60.0 million, $90.2 million and $194.8 million, respectively.
Under its territorial tax system, Singapore generally does not tax foreign sourced income until repatriated to Singapore. The Company has included the effects of Singapore's territorial tax system in the rate differential line above. The tax effect of foreign income not repatriated to Singapore for the fiscal years ended March 31, 2021, 2020 and 2019 were $57.3 million, $27.9 million and $7.5 million, respectively.
The components of deferred income taxes are as follows:

	As of March 31,
	2021	2020
	(In millions)
Deferred tax liabilities:
Fixed assets	$(69)	$(37)
Intangible assets	(45)	(50)
Others	(13)	(25)
Total deferred tax liabilities	(127)	(112)
Deferred tax assets:
Fixed assets	66	59
Intangible assets	8	7
Deferred compensation	20	17
Inventory valuation	28	27
Provision for doubtful accounts	5	5
Net operating loss and other carryforwards	1,641	1,821
Others	190	207
Total deferred tax assets	1,958	2,143
Valuation allowances	(1,726)	(1,939)
Total deferred tax assets, net of valuation allowances	232	204
Net deferred tax asset	$105	$92
The net deferred tax asset is classified as follows:
Long-term asset	$165	$163
Long-term liability	(60)	(71)
Total	$105	$92

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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company has recorded deferred tax assets of approximately $1.8 billion related to tax losses and other carryforwards against which the Company has recorded a valuation allowance for all but $82.9 million of the deferred tax assets. These tax losses and other carryforwards will expire at various dates as follows:

Expiration dates of deferred tax assets related to operating losses and other carryforwards
(In millions)
2022 - 2027	$577
2028 - 2033	437
2034 and post	126
Indefinite	613
$1,753

The amount of deferred tax assets considered realizable, however, could be reduced or increased in the near-term if facts, including the amount of taxable income or the mix of taxable income between subsidiaries, differ from management’s estimates.
The Company does not provide for income taxes on approximately $1.5 billion of undistributed earnings of its subsidiaries which are considered to be indefinitely reinvested outside of Singapore as management has plans for the use of such earnings to fund certain activities outside of Singapore. The estimated amount of the unrecognized deferred tax liability on these undistributed earnings is approximately $134.8 million. As a result, as of March 31, 2021, the Company has provided for earnings in foreign subsidiaries that are not considered to be indefinitely reinvested and therefore subject to withholding taxes on $12.6 million of undistributed foreign earnings, recording a deferred tax liability of approximately $0.6 million thereon.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended March 31,
	2021	2020
	(In millions)
Balance, beginning of fiscal year	$246	$252
Additions based on tax position related to the current year	16	24
Additions for tax positions of prior years	14	4
Reductions for tax positions of prior years	(8)	(3)
Reductions related to lapse of applicable statute of limitations	(16)	(18)
Impact from foreign exchange rates fluctuation	14	(13)
Balance, end of fiscal year	$266	$246

The Company’s unrecognized tax benefits are subject to change over the next twelve months primarily as a result of the expiration of certain statutes of limitations and as audits are settled. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by an additional approximate $22.0 million within the next twelve months primarily due to potential settlements of various audits and the expiration of certain statutes of limitations.
The Company and its subsidiaries file federal, state, and local income tax returns in multiple jurisdictions around the world. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2008.
Of the $266.0 million of unrecognized tax benefits at March 31, 2021, $173.0 million will affect the annual effective tax rate (ETR) if the benefits are eventually recognized. The amount that doesn’t impact the ETR relates to positions that would be settled with a tax loss carryforward previously subject to a valuation allowance.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits within the Company’s tax expense. During the fiscal years ended March 31, 2021, 2020 and 2019, the Company recognized interest and penalties of

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
approximately $2.1 million, ($0.9) million and ($2.9) million, respectively. The Company had approximately $14.4 million, $12.3 million and $13.3 million accrued for the payment of interest and penalties as of the fiscal years ended March 31, 2021, 2020 and 2019, respectively.
15. RESTRUCTURING CHARGES
Fiscal Year 2021
In order to support the Company’s strategy and build a sustainable organization, and after considering that the economic recovery from the pandemic will be slower than anticipated, the Company identified certain structural changes to restructure the business. These restructuring actions will eliminate non-core activities primarily within the Company’s corporate function, align the Company’s cost structure with its reorganizing and optimizing of its operations model along its two reporting segments, and further sharpen its focus to winning business in end markets where it has competitive advantages and deep domain expertise. During fiscal year 2021, the Company recognized approximately $101.3 million of restructuring charges, most of which related to employee severance.
Restructuring charges are not included in segment income, as disclosed further in note 20.
Fiscal Year 2020
During the first half of fiscal year 2020 in connection with the geopolitical developments and uncertainties at the time, primarily impacting one customer in China, the Company experienced a reduction in demand for products assembled for that customer. As a result, the Company accelerated its strategic decision to reduce its exposure to certain high-volatility products in both China and India. The Company also initiated targeted activities to restructure its business to further reduce and streamline its cost structure. During fiscal year 2020, the Company recognized $216.4 million of restructuring charges. The Company incurred cash charges of approximately $159.3 million, that were predominantly for employee severance, in addition to non-cash charges of $57.1 million, respectively, primarily related to asset impairments.
Fiscal Year 2019
During fiscal year 2019, the Company took targeted actions to optimize its portfolio, most notably within its former Consumer Technologies Group segment. The Company recognized restructuring charges of approximately $113.3 million during the fiscal year ended March 31, 2019, of which $73.2 million were non-cash charges primarily for asset impairments. A significant component of its charges were associated with the wind down of its NIKE operations in Mexico in the third quarter of fiscal year 2019 where it recognized charges of $66 million primarily for non-cash asset impairments.
In addition, the Company executed targeted head-count reductions at existing operating and design sites and corporate functions and exited certain immaterial businesses. Of these total restructuring charges, approximately $99.0 million was recognized as a component of cost of sales during the fiscal year ended March 31, 2019.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Severance	Long-Lived Asset Impairment	Other Exit Costs	Total
	(In millions)
Balance as of March 31, 2018	$48	$—	$13	$61
Provision for charges incurred in fiscal year 2019	39	46	28	113
Cash payments for charges incurred in fiscal year 2018 and prior	(41)	—	(4)	(45)
Cash payments for charges incurred in fiscal year 2019	(23)	—	(1)	(24)
Non-cash charges incurred in fiscal year 2019	—	(46)	(27)	(73)
Balance as of March 31, 2019	23	—	9	32
Provision for charges incurred in fiscal year 2020	123	46	47	216
Cash payments for charges incurred in fiscal year 2019 and prior	(15)	—	(3)	(18)
Cash payments for charges incurred in fiscal year 2020	(112)	—	(35)	(147)
Non-cash charges incurred in fiscal year 2020	—	(46)	(14)	(60)
Balance as of March 31, 2020	19	—	4	23
Provision for charges incurred in fiscal year 2021	89	8	4	101
Cash payments for charges incurred in fiscal year 2020 and prior	(14)	—	—	(14)
Cash payments for charges incurred in fiscal year 2021	(49)	—	(1)	(50)
Non-cash charges incurred in fiscal year 2021	—	(8)	1	(7)
Balance as of March 31, 2021	45	—	8	53
Less: Current portion (classified as other current liabilities)	42	—	8	50
Accrued restructuring costs, net of current portion (classified as other liabilities)	$3	$—	$—	$3

16. OTHER CHARGES (INCOME), NET
Other charges (income), net for the fiscal years ended March 31, 2021, 2020 and 2019 are primarily composed of the following:

	Fiscal Year Ended March 31
	2021	2020	2019
	(In millions)
Gain on deconsolidation of subsidiary (1)	$—	$—	$(87)
Gain on foreign exchange transactions	(21)	(10)	(1)
Equity in (earnings) losses (2)	(83)	(5)	6
Investment impairments (3)	37	98	193
(1)During fiscal year 2019, the Company recognized other income of approximately $87 million from the deconsolidation of Bright Machines.
(2)Represents (gains) losses on strategic investments in privately held companies accounted under equity method. During fiscal year 2021, the Company recognized $83 million of equity in earnings, driven by the value increase in certain investment funds primarily resulting from discrete market events including initial public offerings of certain companies included in the fund. Out of the total gain on investment, the Company realized approximately $48 million of cash proceeds as it sold certain shares received as a distribution from one of its funds' investments.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(3)During fiscal years 2021 and 2020, and in connection with the Company’s ongoing assessment of recoverability of its investment portfolio, the Company concluded that the carrying amounts of certain non-core investments were other than temporarily impaired and recognized $36.5 million and $97.7 million of total impairment charges, respectively (See note 2 for additional information). During fiscal year 2019, the Company recognized investment impairments of $193.1 million, under other charges (income), net, which is primarily driven by an $84 million impairment in its investment in Elementum, coupled with a $76 million loss for the portion of its investment in an unrelated third-party venture backed company, also determined to be impaired.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. INTEREST, NET
Interest, net for the fiscal years ended March 31, 2021, 2020 and 2019 are primarily composed of the following:

	Fiscal Year Ended March 31
	2021	2020	2019
	(In millions)
Interest expenses on debt obligations (1)	$150	$146	$146
ABS and AR sales programs related expenses	$11	$43	$46
Interest income	$(14)	$(19)	$(19)

(1)    Interest expense on debt obligations for fiscal year 2020 includes debt extinguishment costs of $7.2 million, related to the full repayments of the Notes due February 2020 and the Term Loan due November 2021. Debt extinguishment costs incurred during fiscal years 2021 and 2019 were immaterial.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. BUSINESS AND ASSET ACQUISITIONS & DIVESTITURES
Fiscal 2020 Business acquisition and divestitures
During fiscal year 2020, the Company completed an acquisition that was not significant to the consolidated financial position, result of operations and cash flows of the Company.
Further, during fiscal year 2020, the Company disposed of two immaterial non-strategic businesses that operated under its former High Reliability Solutions and Industrial and Emerging Industries ("IEI") segments. The net gain on dispositions was not material to the Company’s consolidated financial results, and was included in other charges, net in the consolidated statements of operations for fiscal year 2020.
Pro-forma results of operations for the acquisition and divestitures have not been presented because the effects were not individually, nor in the aggregate, material to the Company's consolidated financial results for all periods presented.
Fiscal 2019 Business acquisition
In October 2018, the Company completed the acquisition of a business that was not significant to the consolidated financial position, result of operations and cash flows of the Company. The acquired business expanded the Company's design capabilities in the telecom market within its former Communications & Enterprise Compute segment. The assets acquired and liabilities assumed were not material to the Company's consolidated financial results. Results of operations were included in the Company’s consolidated financial results beginning on the date of acquisition, and were not material to the Company’s consolidated financial results for all periods presented.
Fiscal 2019 Divestitures
During the third quarter of fiscal year 2019, the Company disposed of an immaterial non-strategic business in Brazil that operated across all of its former segments. The net loss on disposition was not material to the Company's consolidated financial results, and was included in other charges, net in the consolidated statement of operation for fiscal year 2019.
During the second quarter of fiscal year 2019, the Company divested its China-based Multek operations, for proceeds of approximately $267.1 million, net of cash. The Company transferred approximately $231.4 million of net assets, primarily property and equipment, accounts receivable, and accounts payable. Further, the Company incurred various selling costs as part of this divestiture and allocated approximately $19.0 million of goodwill to the divested business. This transaction resulted in the recognition of an immaterial loss which was included in other charges, net in the consolidated statements of operations for fiscal year 2019.
Pro-forma results of operations for these divestitures have not been presented because the effects were not individually, nor in the aggregate, material to the Company's consolidated financial results for all periods presented.
19. SHARE REPURCHASE PLAN
During fiscal year 2021, the Company repurchased approximately 10.5 million shares for an aggregate purchase price of approximately $183.5 million and retired all of these shares.
Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $500 million in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Annual General Meeting held on August 7, 2020. As of March 31, 2021, shares in the aggregate amount of $316.5 million were available to be repurchased under the current plan.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The FAS segment is optimized for speed to market based on a highly flexible supply and manufacturing system. The Company realigned the majority of the customers under the former Communications & Enterprise Compute, and Consumer Technologies Group segments under the new FAS segment. Certain customers that were in the former IEI segment that meet the above delivery model were also consolidated into the FAS segment. FAS is now comprised of the following end markets that represent reporting units:
•Communications, Enterprise and Cloud ("CEC"), including data infrastructure, edge infrastructure and communications infrastructure;
•Lifestyle, including appliances, consumer packaging, floorcare, micro mobility and audio; and
•Consumer Devices, including mobile and high velocity consumer devices.
The FRS segment is optimized for longer product lifecycles requiring complex ramps with specialized production models and critical environments. The Company consolidated the majority of its customers under the former High Reliability Solutions and Industrial and Emerging Industries segments into the new FRS segment. FRS is now comprised of the following end markets that represent reporting units:
•Automotive, including autonomous, connectivity, electrification, and smart technologies;
•Health Solutions, including medical devices, medical equipment and drug delivery; and
•Industrial, including capital equipment, industrial devices, renewable including our Nextracker business, grid edge, and power systems.
The determination of the FAS and FRS segments is based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics.
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, customer related assets impairments (recoveries), restructuring charges, the new revenue standard adoption impact, legal and other, interest, net and other charges (income), net. A portion of depreciation is allocated to the respective segments, together with other general corporate research and development and administrative expenses.
Selected financial information by segment is in the table below. Fiscal year 2020 and 2019 historical information has been recast to reflect the new operating and reportable segments, in the table below and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year Ended March 31,
	2021	2020	2019
	(In millions)
Net sales:
Flex Agility Solutions	$13,493	$14,053	$16,855
Flex Reliability Solutions	10,631	10,157	9,356
	$24,124	$24,210	$26,211
Segment income and reconciliation of income before tax:
Flex Agility Solutions	$449	$369	$442
Flex Reliability Solutions	662	642	534
Corporate and Other	(80)	(113)	(104)
Total income	1,031	898	872
Reconciling items:
Intangible amortization	62	64	74
Stock-based compensation	79	71	76
Customer related asset impairments (recoveries) (1)	(7)	106	87
Restructuring charges (Note 15)	101	216	113
New revenue standard adoption impact (Note 4)	—	—	9
Legal and other (2)	1	26	36
Interest, net	148	174	175
Other charges (income), net (Note 16)	(67)	82	120
Income before income taxes	$714	$159	$182

(1)Customer related asset impairments (recoveries) for fiscal year 2021 were not material .

Customer related asset impairments for fiscal year 2020, primarily relate to non-cash impairments of certain property and equipment for customers we have disengaged or were in the process of disengaging, additional provision for doubtful accounts receivable, charges for other asset impairments, and reserves for excess and obsolete inventory for certain customers experiencing financial difficulties and/or related to inventory that will not be recovered due to significant reductions in future customer demand.

Customer related asset impairments for fiscal year 2019, primarily relate to provision for doubtful accounts receivable, inventory and impairment of other assets for certain customers experiencing significant financial difficulties and/or the Company is disengaging.

(2)Legal and other consists of costs not directly related to core business results and may include matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims and other issues on a global basis. During the first quarter of fiscal year 2021, the Company accrued for certain loss contingencies where losses are considered probable and estimable. In addition, the Company recorded a gain on the sale of real estate in the fourth quarter of fiscal year 2021 exited as a result of the disengagement of a certain customer in fiscal year 2020.

Legal and other during fiscal year 2020, primarily consists of direct and incremental costs associated with certain wind-down activities related to the disengagement of a certain customer primarily in China and India, offset by certain gains resulting from the recognition of prior year expenses paid to a government now considered probable of recovery and reasonably estimable due to a favorable tax ruling.

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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company provides an overall platform of assets and services, which the segments utilize for the benefit of their various customers. The shared assets and services are contained within the Company's global manufacturing and design operations and include manufacturing and design facilities. Most of the underlying manufacturing and design assets are co-mingled in the operating campuses and are compatible to operate across segments and highly interchangeable throughout the platform. Given the highly interchangeable nature of the assets, they are not separately identified by segment nor reported by segment to the Company's CODM.
Property and equipment on a segment basis is not disclosed as it is not separately identified and is not internally reported by segment to the Company's CODM as described above. During fiscal years 2021, 2020 and 2019, depreciation expense included in the segments' measure of operating performance above is as follows. Historical information has been recast to reflect realignment of customers and/or products between segments as well as the new operating segment and reportable segment structure:

	Fiscal Year Ended March 31,
	2021	2020	2019
	(In millions)
Depreciation expense:
Flex Agility Solutions	$185	$218	$249
Flex Reliability Solutions	212	173	148
Corporate and Other	25	31	36
Total depreciation expense	$422	$422	$433

Geographic information of net sales is as follows:

	Fiscal Year Ended March 31,
	2021		2020		2019
	(In millions)
Net sales by region:
Asia	$9,326	39%	$9,362	39%	$11,470	44%
Americas	9,672	40%	10,066	42%	9,893	38%
Europe	5,126	21%	4,782	19%	4,848	18%
	$24,124		$24,210		$26,211

Revenues are attributable to the country in which the product is manufactured, or service is provided.
During fiscal years 2021, 2020 and 2019, net sales generated from Singapore, the country of domicile, were approximately $507.0 million, $574.6 million and $642.7 million, respectively.
The following table summarizes the countries that accounted for more than 10% of net sales in fiscal years 2021, 2020, and 2019:

	Fiscal Year Ended March 31,
	2021		2020		2019
	(In millions)
Net sales by country:
China	$6,147	25%	$5,665	23%	$6,649	25%
Mexico	4,413	18%	4,449	18%	4,539	17%
U.S.	3,648	15%	3,719	15%	3,106	12%

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
No other country accounted for more than 10% of net sales for the fiscal periods presented in the table above.
Geographic information of property and equipment, net is as follows:

	As of March 31,
	2021		2020
	(In millions)
Property and equipment, net:
Americas	$1,015	48%	$1,037	47%
Asia	627	30%	738	33%
Europe	455	22%	441	20%
	$2,097		$2,216

As of March 31, 2021 and 2020, property and equipment, net held in Singapore were approximately $5.9 million and $8.6 million, respectively.
The following table summarizes the countries that accounted for more than 10% of property and equipment, net in fiscal year 2021 and 2020:

	Fiscal Year Ended March 31,
	2021		2020
	(In millions)
Property and equipment, net:
Mexico	$553	26%	$555	25%
U.S.	361	17%	378	17%
China	331	16%	396	18%

No other country accounted for more than 10% of property and equipment, net for the fiscal periods presented in the table above.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
21. SUBSEQUENT EVENTS
On April 28, 2021, the Company announced that it had confidentially submitted a draft registration statement on Form S-1 with the U.S. Securities and Exchange Commission relating to the proposed initial public offering of Nextracker's Class A common stock. The initial public offering and its timing are subject to market and other conditions and the SEC’s review process, and there can be no assurance that the Company will proceed with such offering or any alternative transaction. Refer to "Risk Factors - We are pursuing alternatives for our Nextracker business, including a full or partial separation of the business, through an initial public offering of Nextracker or otherwise, which may not be consummated as or when planned or at all, and may not achieve the intended benefits."
This Annual Report on Form 10-K does not constitute an offer to sell or a solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2021. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting consists of policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) are designed and operated to provide reasonable assurance regarding the reliability of the Company's financial reporting and the Company's process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements or prevent or detect instances of fraud. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As of March 31, 2021, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2021.
(c)Attestation Report of the Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of March 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading "Report of Independent Registered Public Accounting Firm."
(d)Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We have not experienced any material impact to our internal control over financial reporting despite the fact that most of our employees are working remotely for their health and safety during the COVID-19 pandemic. We are continually monitoring and assessing the potential impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flex Ltd., Singapore

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Flex Ltd. and subsidiaries (the "Company") as of March 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2021 of the Company and our report dated May 19, 2021, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
May 19, 2021

ITEM 9B.    OTHER INFORMATION
Not applicable.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to shareholders in connection with the Company's 2021 Annual General Meeting of Shareholders. Such information is incorporated by reference.
ITEM 11.    EXECUTIVE COMPENSATION
Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to shareholders in connection with the Company's 2021 Annual General Meeting of Shareholders. Such information is incorporated by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to shareholders in connection with the Company's 2021 Annual General Meeting of Shareholders. Such information is incorporated by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to shareholders in connection with the Company's 2021 Annual General Meeting of Shareholders. Such information is incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to shareholders in connection with the Company's 2021 Annual General Meeting of Shareholders. Such information is incorporated by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as part of this annual report on Form 10-K:
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
(c)    Financial Statement Schedules.    Reference is made to Item 15(a)(2) above.

ITEM 16.    FORM 10-K SUMMARY
None
EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.01	Constitution of the Registrant (incorporating all amendments as at August 20, 2019)	10-Q	000-23354	10/30/2019	3.01
4.01	Indenture, dated as of February 20, 2013, by and between the Registrant, the Guarantors party thereto and U.S. Bank National Association, as Trustee, related to the Registrant's 5.000% Notes due 2023	8-K	000-23354	2/22/2013	4.1
4.02	Form of 5.000% Note due 2023 (included in Exhibit 4.01)	8-K	000-23354	2/22/2013	4.1
4.03	First Supplemental Indenture, dated as of March 28, 2013, among the Registrant, the Guarantor party thereto and U.S. Bank National Association, as Trustee, to the Indenture, dated as of February 20, 2013, by and between the Registrant, the Guarantors party thereto and U.S. Bank National Association, as Trustee, related to the Registrant's 5.000% Notes due 2023	10-K	000-23354	5/28/2013	4.11
4.04	Second Supplemental Indenture, dated as of August 25, 2014, among the Registrant, the Guarantor party thereto and U.S. Bank National Association, as Trustee, to the Indenture, dated as of February 20, 2013, by and between the Registrant, the Guarantors party thereto and U.S. Bank National Association, as Trustee, related to the Registrant's 5.000% Notes due 2023	10-Q	000-23354	10/30/2014	4.01
4.05	Third Supplemental Indenture, dated as of September 11, 2015, among the Registrant, the Guarantor party thereto and U.S. Bank National Association, as Trustee, related to the Registrant’s 5.000% Notes due 2023	S-4	333-207067	9/22/2015	4.11
4.06	Indenture, dated as of June 8, 2015, by and between the Registrant, the Guarantors party thereto and U.S. Bank National Association, as Trustee	8-K	000-23354	6/8/2015	4.1

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
4.07	Form of 4.750% Note due 2025 (included in Exhibit 4.06)	8-K	000-23354	6/8/2015	4.1
4.08	First Supplemental Indenture, dated as of September 11, 2015, among the Registrant, the Guarantor party thereto and U.S. Bank National Association, as Trustee, related to the Registrant’s 4.750% Notes due 2025	S-4	333-207067	9/22/2015	4.04
4.09	Indenture, dated as of June 6, 2019, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	6/6/2019	4.1
4.10	First Supplemental Indenture, dated as of June 6, 2019, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	6/6/2019	4.2
4.11	Form of 4.875% Global Note due 2029 (included in Exhibit 4.10)	8-K	000-23354	6/6/2019	4.3
4.12	Second Supplemental Indenture, dated as of November 7, 2019, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	11/7/2019	4.3
4.13	Form of 4.875% Global Note due 2029 (included in Exhibit 4.12)	8-K	000-23354	11/7/2019	4.4
4.14	Third Supplemental Indenture dated as of May 12, 2020, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	5/12/2020	4.2
4.15	Form of 3.750% Global Note due 2026 (included in Exhibit 4.14)	8-K	000-23354	5/12/2020	4.3
4.16	Form of 4.875% Global Note due 2030 (included in Exhibit 4.14)	8-K	000-23354	5/12/2020	4.4
4.17	Fourth Supplemental Indenture, dated as of August 17, 2020, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	8/17/2020	4.3
4.18	Form of 3.750% Global Note due 2026 (included in Exhibit 4.17)	8-K	000-23354	8/17/2020	4.4
4.19	Form of 4.875% Global Note due 2030 (included in Exhibit 4.17)	8-K	000-23354	8/17/2020	4.5
4.20	Description of Registrant's Securities	10-K	000-23354	5/28/2020	4.14
10.01	Credit Agreement, dated as of January 7, 2021, among Flex Ltd. and certain of its subsidiaries, from time to time party thereto, as borrowers, Bank of America, N.A., as Administrative Agent, an L/C Issuer and a Swing Line Lender, and the other L/C Issuers, Swing Line Lenders and Lenders party thereto	8-K	000-23354	1/13/2021	10.01
10.02	Form of Indemnification Agreement between the Registrant and its Directors and certain officers†	10-K	000-23354	5/20/2009	10.01
10.03	Form of Indemnification Agreement between Flextronics Corporation and Directors and certain officers of the Registrant†	10-K	000-23354	5/20/2009	10.02
10.04	Flex Ltd. 2010 Equity Incentive Plan†	8-K	000-23354	7/28/2010	10.01
10.05	Form of Share Option Award Agreement under 2010 Equity Incentive Plan†	10-Q	000-23354	8/5/2010	10.02
10.06	Flex Ltd. Amended and Restated 2017 Equity Incentive Plan†	DEF 14A	000-23354	6/26/2020	Annex A
10.07	Form of Restricted Share Unit Award Agreement under the 2017 Equity Incentive Plan for time-based vesting awards†	10-Q	000-23354	10/30/2017	10.05

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.08	Form of Restricted Share Unit Award Agreement under the 2017 Equity Incentive Plan for performance-based vesting awards†	10-Q	000-23354	10/30/2017	10.06
10.09	Flextronics International USA, Inc. Third Amended and Restated 2005 Senior Management Deferred Compensation Plan†	10-Q	000-23354	2/6/2009	10.02
10.10	Flextronics International USA, Inc. Third Amended and Restated Senior Executive Deferred Compensation Plan†	10-Q	000-23354	2/6/2009	10.01
10.11	Summary of Directors' Compensation†	10-Q	000.23354	10/30/2017	10.02
10.12	Executive Incentive Compensation Recoupment Policy†	10-Q	000-23354	8/5/2010	10.06
10.13	2010 Flextronics International USA, Inc. Deferred Compensation Plan†	10-Q	000-23354	11/3/2010	10.04
10.14	Form of Award Agreement under 2010 Deferred Compensation Plan†	10-Q	000-23354	7/30/2012	10.01
10.15	Summary of Compensation Arrangements of Certain Executive Officers of Flex Ltd.†					X
10.16	Form of Restricted Share Unit Award Agreement under the 2010 Equity Incentive Plan for time-based vesting awards†	10-Q	000-23354	11/1/2013	10.02
10.17	Form of 2010 Deferred Compensation Plan Award Agreement (performance targets, cliff vesting)†	10-Q	000-23354	8/2/2013	10.02
10.18	Form of 2010 Deferred Compensation Plan Award Agreement (non-performance, periodic vesting, continuing Participant)†	10-Q	000-23354	8/2/2013	10.03
10.19	Award Agreement under the 2010 Deferred Compensation Plan†	10-Q	000-23354	7/28/2014	10.01
10.20	Form of Restricted Share Unit Award Agreement under the 2017 Equity Incentive Plan for retention performance-based vesting awards†	10-Q	000-23354	2/6/2019	10.01
10.21	Form of Restricted Share Unit Award Agreement under the 2017 Equity Incentive Plan for retention service-based vesting awards†	10-K	000-23354	5/21/2019	10.23
10.22	Form of Restricted Share Unit Award Agreement under the 2017 Equity Incentive Plan for performance-based vesting awards (20-day trading average)†	10-Q	000-23354	7/26/2019	10.02
10.23	Nextracker Inc. 2014 Equity Incentive Plan†	S-8	333-207325	10/7/2015	99.01
10.24	Flex Ltd. Executive Severance Plan†	10-K	000-23354	5/21/2019	10.27
10.25	Scott Offer Amended Offer Letter, dated as of January 27, 2019†	10-K	000-23354	5/28/2020	10.29
10.26	Revathi Advaithi Offer Letter, dated February 7, 2019†	10-K	000-23354	5/21/2019	10.29
10.27	Francois Barbier Relocation Expenses Addendum, dated as of July 8, 2019†	10-K	000-23354	5/28/2020	10.31
10.28	Form of Restricted Share Unit Award Agreement under the 2017 Equity Incentive Plan for time-based vesting awards (FY21)†	10-Q	000-23354	8/5/2020	10.02

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.29	Form of Restricted Share Unit Award Agreement under the 2017 Equity Incentive Plan for performance-based vesting awards (20-day trading average) (FY21)†	10-Q	000-23354	8/5/2020	10.03
10.30	Paul R. Lundstrom Offer Letter, dated August 5, 2020†	10-Q	000-23354	11/2/2020	10.02
10.31	Executive Transition Agreement, dated August 5, 2020 between Flex Ltd. and Christopher Collier†	10-Q	000-23354	11/2/2020	10.03
10.32	Description of Incentive Bonus Plan for Second Half of Fiscal 2021†	10-Q	000-23354	11/2/2020	10.04
10.33	Executive Transition Agreement dated November 17, 2020 between Flex Ltd. and Paul Humphries†	10-Q	000-23354	1/29/2021	10.01
10.34	Form of Addendum Award Agreement under the 2010 Deferred Compensation Plan (FY21)†	10-Q	000-23354	1/29/2021	10.02
21.01	Subsidiaries of Registrant					X
23.01	Consent of Deloitte & Touche LLP					X
24.01	Power of Attorney (included on the signature page to this Form 10-K)					X
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350*					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Scheme Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

_______________________________________________________________________________
*This exhibit is furnished with this Annual Report on Form 10-K, is not deemed filed with the Securities and Exchange Commission, and is not incorporated by reference into any filing of Flex Ltd. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.
†Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Flex Ltd.
Date: May 19, 2021	By:	/s/ REVATHI ADVAITHI
Revathi Advaithi Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Revathi Advaithi and Paul R. Lundstrom and each one of them, her or his attorneys-in-fact, each with the power of substitution, for her or him in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or her or his substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ REVATHI ADVAITHI	Chief Executive Officer (Principal Executive Officer) and Director	May 19, 2021
Revathi Advaithi

/s/ PAUL R. LUNDSTROM	Chief Financial Officer (Principal Financial Officer)	May 19, 2021
Paul R. Lundstrom

/s/ DAVID P. BENNETT	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	May 19, 2021
David P. Bennett

/s/ MICHAEL D. CAPELLAS	Chairman of the Board	May 19, 2021
Michael D. Capellas

/s/ JOHN D. HARRIS II	Director	May 19, 2021
John D. Harris II

/s/ MICHAEL E. HURLSTON	Director	May 19, 2021
Michael E. Hurlston

/s/ JENNIFER LI	Director	May 19, 2021
Jennifer Li

/s/ ERIN L. MCSWEENEY	Director	May 19, 2021
Erin L. McSweeney

/s/ MARC A. ONETTO	Director	May 19, 2021
Marc A. Onetto

/s/ WILLY C. SHIH, PH.D.	Director	May 19, 2021
Willy C. Shih, Ph.D.

/s/ CHARLES K. STEVENS, III	Director	May 19, 2021
Charles K. Stevens, III

/s/ LAY KOON TAN	Director	May 19, 2021
Lay Koon Tan

/s/ WILLIAM D. WATKINS	Director	May 19, 2021
William D. Watkins