Form 10-Q
period 2021-07-02
FLEX LTD.
filed 2021-07-30
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2021

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

The number of shares of the registrant’s ordinary shares outstanding as of July 26, 2021 was 488,225,731.

FLEX LTD.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flex Ltd.
Singapore

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Flex Ltd. and its subsidiaries (the “Company”) as of July 2, 2021, the related condensed consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for the three-month periods ended July 2, 2021 and June 26, 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Flex Ltd. and subsidiaries as of March 31, 2021 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 19, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2021 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
July 30, 2021

FLEX LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of July 2, 2021	As of March 31, 2021
	(In millions, except share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,693	$2,637
Accounts receivable, net of allowance of $60 and $61, respectively	3,833	4,106
Contract assets	168	135
Inventories	4,444	3,895
Other current assets	591	590
Total current assets	11,729	11,363
Property and equipment, net	2,087	2,097
Operating lease right-of-use assets, net	630	642
Goodwill	1,094	1,090
Other intangible assets, net	199	213
Other assets	453	431
Total assets	$16,192	$15,836

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$274	$268
Accounts payable	5,448	5,247
Accrued payroll	432	473
Other current liabilities	1,984	1,846
Total current liabilities	8,138	7,834
Long-term debt, net of current portion	3,505	3,515
Operating lease liabilities, non-current	550	562
Other liabilities	491	489
Shareholders’ equity
Ordinary shares, no par value; 539,348,399 and 542,807,200 issued, and 489,109,044 and 492,567,845 outstanding, respectively	6,090	6,232
Treasury stock, at cost; 50,239,355 shares as of July 2, 2021 and March 31, 2021	(388)	(388)
Accumulated deficit	(2,083)	(2,289)
Accumulated other comprehensive loss	(111)	(119)
Total shareholders’ equity	3,508	3,436
Total liabilities and shareholders’ equity	$16,192	$15,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended
	July 2, 2021	June 26, 2020
	(In millions, except per share amounts) (Unaudited)
Net sales	$6,342	$5,153
Cost of sales	5,871	4,849
Gross profit	471	304
Selling, general and administrative expenses	201	191
Intangible amortization	15	15
Interest and other, net	22	31
Income before income taxes	233	67
Provision for income taxes	27	15
Net income	$206	$52

Earnings per share:
Basic	$0.42	$0.10
Diluted	$0.41	$0.10
Weighted-average shares used in computing per share amounts:
Basic	491	498
Diluted	499	502

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended
	July 2, 2021	June 26, 2020
	(In millions) (Unaudited)
Net income	$206	$52
Other comprehensive income:
Foreign currency translation adjustments, net of zero tax	5	14
Unrealized gain on derivative instruments and other, net of tax	3	30
Comprehensive income	$214	$96

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Three Months Ended July 2, 2021	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT MARCH 31, 2021	492	$5,844	$(2,289)	$(42)	$(77)	$(119)	$3,436
Repurchase of Flex Ltd. ordinary shares at cost	(9)	(162)	—	—	—	—	(162)
Exercise of stock options	1	—	—	—	—	—	—
Issuance of Flex Ltd. vested shares under restricted share unit awards	5	—	—	—	—	—	—
Net income	—	—	206	—	—	—	206
Stock-based compensation	—	20	—	—	—	—	20
Total other comprehensive income	—	—	—	3	5	8	8
BALANCE AT JULY 2, 2021	489	$5,702	$(2,083)	$(39)	$(72)	$(111)	$3,508

	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Three Months Ended June 26, 2020	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT MARCH 31, 2020	497	$5,948	$(2,902)	$(82)	$(133)	$(215)	$2,831
Issuance of Flex Ltd. vested shares under restricted share unit awards	3	—	—	—	—	—	—
Net income	—	—	52	—	—	—	52
Stock-based compensation	—	13	—	—	—	—	13
Total other comprehensive income	—	—	—	30	14	44	44
BALANCE AT JUNE 26, 2020	500	$5,961	$(2,850)	$(52)	$(119)	$(171)	$2,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Periods Ended
	July 2, 2021	June 26, 2020
	(In millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$206	$52
Depreciation, amortization and other impairment charges	118	125
Changes in working capital and other, net	10	(806)
Net cash provided by (used in) operating activities	334	(629)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(118)	(110)
Proceeds from the disposition of property and equipment	3	8
Other investing activities, net	2	2
Net cash used in investing activities	(113)	(100)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	—	1,248
Repayments of bank borrowings and long-term debt	(1)	(511)
Payments for repurchases of ordinary shares	(162)	—
Other financing activities, net	(3)	4
Net cash provided by (used in) financing activities	(166)	741
Effect of exchange rates on cash and cash equivalents	1	—
Net increase in cash and cash equivalents	56	12
Cash and cash equivalents, beginning of period	2,637	1,923
Cash and cash equivalents, end of period	$2,693	$1,935

Non-cash investing activities:
Unpaid purchases of property and equipment	$88	$35
Right-of-use assets obtained in exchange of operating lease liabilities	12	36

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION
Organization of the Company
Flex Ltd. ("Flex" or the "Company") was incorporated in the Republic of Singapore in May 1990. The Company's operations have expanded over the years through a combination of organic growth and acquisitions. The Company is the manufacturing partner of choice that helps a diverse customer base design and build products that improve the world. Through the collective strength of a global workforce across approximately 30 countries and responsible, sustainable operations, the Company delivers technology innovation, supply chain, and manufacturing solutions to diverse industries and end markets. In order to drive efficiency and productivity the Company is organized around two focused and complementary delivery models, which also represent its operating and reportable segments:
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2021 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 2, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2022. Beginning in the second quarter of fiscal year 2021, the Company began reporting all dollar amounts in millions. In certain circumstances, this change in rounding resulted in line items being removed within prior year disclosures. Certain prior period amounts in the condensed consolidated financial statements, as well as in the Notes thereto, have been reclassified to conform to the current presentation.
The first quarters for fiscal years 2022 and 2021 ended on July 2, 2021, which is comprised of 93 days in the period, and June 26, 2020, which is comprised of 87 days in the period, respectively.
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
Recently Adopted Accounting Pronouncement
In October 2020, the FASB issued ASU 2020-10 "Codification Improvements", which improves consistency by amending the Codification to include all disclosure guidance in the appropriate disclosure sections and clarifies application of various provisions in the Codification by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. The Company adopted the guidance during the first quarter of fiscal year 2022 with an immaterial impact on its consolidated financial statements.
In January 2020, the FASB issued ASU 2020-01 "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 — a consensus of the FASB Emerging Issues Task Force," which makes improvements related to the following two topics: (1) accounting for certain equity securities when the equity method of accounting is applied or discontinued, and (2) scope considerations related to forward contracts and purchased options on certain securities. The Company adopted the guidance during the first quarter of fiscal year 2022 with an immaterial impact on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The Company adopted the guidance during the first quarter of fiscal year 2022 with an immaterial impact on its consolidated financial statements.

2.  BALANCE SHEET ITEMS
Inventories
The components of inventories, net of applicable lower of cost and net realizable value write-downs, were as follows:

	As of July 2, 2021	As of March 31, 2021
	(In millions)
Raw materials	$3,344	$2,831
Work-in-progress	454	459
Finished goods	646	605
	$4,444	$3,895
Goodwill and Other Intangible Assets
During the three-month period ended July 2, 2021, there was no activity in the Company's goodwill account for each of its reporting units, other than foreign currency translation adjustments of $3.0 million and $1.0 million, which impacted its Automotive and Health Solutions reporting units, respectively.
The components of acquired intangible assets are as follows:

	As of July 2, 2021			As of March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets:
Customer-related intangibles	$278	$(163)	$115	$276	$(154)	$122
Licenses and other intangibles	250	(166)	84	250	(159)	91
Total	$528	$(329)	$199	$526	$(313)	$213

The gross carrying amounts of intangible assets are removed when fully amortized. The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2022 (1)	$39
2023	46
2024	45
2025	40
2026	18
Thereafter	11
Total amortization expense	$199
____________________________________________________________
(1)Represents estimated amortization for the remaining fiscal nine-month period ending March 31, 2022.
Other Current Liabilities
Other current liabilities include customer working capital advances of $564.9 million and $471.5 million, customer-related accruals of $245.4 million and $242.0 million, and current operating lease liabilities of $129.6 million and $127.6 million as of July 2, 2021 and March 31, 2021, respectively. The customer working capital advances are not interest-bearing, do not have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production.

3.  REVENUE
Revenue Recognition
The Company provides a comprehensive suite of services for its customers that range from advanced product design to manufacturing and logistics to after-sales services. The first step in its process for revenue recognition is to identify a contract with a customer. A contract is defined as an agreement between two parties that creates enforceable rights and obligations and can be written, verbal, or implied. The Company generally enters into master supply agreements (“MSAs”) with its customers that provide the framework under which business will be conducted. This includes matters such as warranty, indemnification, transfer of title and risk of loss, liability for excess and obsolete inventory, pricing formulas, payment terms, etc., and the level of business under those agreements may not be guaranteed. In those instances, the Company bids on a program-by-program basis and typically receives customer purchase orders for specific quantities and timing of products. As a result, the Company considers its contract with a customer to be the combination of the MSA and the purchase order, or any other similar documents such as a statement of work, product addendum, emails or other communications that embody the commitment by the customer.
In determining the appropriate amount of revenue to recognize, the Company applies the following steps: (i) identifies the contracts with the customers; (ii) identifies performance obligations in the contracts; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations per the contracts; and (v) recognizes revenue when (or as) the Company satisfies a performance obligation. Further, the Company assesses whether control of the products or services promised under the contract is transferred to the customer at a point in time (PIT) or over time (OT). The Company is first required to evaluate whether its contracts meet the criteria for OT recognition. The Company has determined that for a portion of its contracts the Company is manufacturing products for which there is no alternative use (due to the unique nature of the customer-specific product and intellectual property restrictions) and the Company has an enforceable right to payment including a reasonable profit for work-in-progress inventory with respect to these contracts. For certain other contracts, the Company’s performance creates and enhances an asset that the customer controls as the Company performs under the contract. As a result, revenue is recognized under these contracts OT based on the cost-to-cost method as it best depicts the transfer of control to the customer measured based on the ratio of costs incurred to date as compared to the total estimated costs at completion of the performance obligation. For all other contracts that do not meet these criteria, the Company recognizes revenue when it has transferred control of the related manufactured products which generally occurs upon delivery and passage of title to the customer.
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
A contract liability is recognized when the Company receives payments in advance of the satisfaction of performance and is included in other current liabilities on the condensed consolidated balance sheets. Contract liabilities, identified as deferred revenue, were $489.9 million and $435.4 million as of July 2, 2021 and March 31, 2021, respectively, of which $425.2 million and $376.5 million, respectively, is included in other current liabilities.
Disaggregation of Revenue

The following table presents the Company’s revenue disaggregated based on timing of transfer - point in time and over time - for the three-month periods ended July 2, 2021 and June 26, 2020, respectively.

	Three-Month Periods Ended
	July 2, 2021	June 26, 2020
Timing of Transfer	(In millions)
FAS
Point in time	$3,248	$2,446
Over time	184	466
Total	3,432	2,912
FRS
Point in time	2,403	1,323
Over time	507	918
Total	2,910	2,241
Flex
Point in time	5,651	3,769
Over time	691	1,384
Total	$6,342	$5,153

4.  SHARE-BASED COMPENSATION
The Company's primary plan used for granting equity compensation awards is the 2017 Equity Incentive Plan (the "2017 Plan").
The following table summarizes the Company’s share-based compensation expense:

	Three-Month Periods Ended
	July 2, 2021	June 26, 2020
	(In millions)
Cost of sales	$5	$4
Selling, general and administrative expenses	15	9
Total share-based compensation expense	$20	$13
Total number of options outstanding and exercisable were immaterial as of July 2, 2021. All options have been fully expensed as of July2, 2021.
During the three-month period ended July 2, 2021, the Company granted 5.2 million unvested restricted share unit ("RSU") awards. Of this amount, approximately 4.4 million are plain-vanilla unvested RSU awards that vest over a period of three years, with no performance or market conditions, and with an average grant date price of $18.26 per award. In addition, approximately 0.4 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain performance conditions, and with an average grant date price of $18.24 per award. The number of shares contingent on performance conditions that ultimately will vest will range from zero up to a maximum of 0.8 million based on a measurement of the Company's earnings per shares growth over a certain specified period, and will cliff vest after a period of three years, to the extent such performance conditions have been met. Further, approximately 0.4 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions. The average grant date fair value of these awards contingent on certain market conditions was estimated to be $25.86 per award and was calculated using a Monte Carlo simulation. The number of shares contingent on market conditions that ultimately will vest will range from zero up to a maximum of 0.8 million based on a measurement of the percentile rank of the Company’s total shareholder return over a certain specified period against the Company's peer companies, and will cliff vest after a period of three years, to the extent such market conditions have been met.
As of July 2, 2021, approximately 16.4 million unvested RSU awards under all plans were outstanding, of which vesting for a targeted amount of 3.1 million shares is contingent on meeting certain market conditions and of which vesting for a targeted amount of 0.4 million shares is contingent on meeting certain performance conditions. The number of shares tied to market condition that will ultimately be issued can range from zero to 6.2 million based on the achievement levels. The number of shares tied to performance conditions that will ultimately be issued can range from zero to 0.8 million based on the achievement levels. During the three-month period ended July 2, 2021, no shares vested in connection with the awards with market conditions granted in fiscal year 2019.
As of July 2, 2021, total unrecognized compensation expense related to unvested RSU awards under all plans was approximately $199.4 million, and will be recognized over a weighted-average remaining vesting period of 2.2 years.

5.  EARNINGS PER SHARE
The following table reflects basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share attributable to the shareholders of Flex:

	Three-Month Periods Ended
	July 2, 2021	June 26, 2020
	(In millions, except per share amounts)
Basic earnings per share:
Net income	$206	$52
Shares used in computation:
Weighted-average ordinary shares outstanding	491	498
Basic earnings per share	$0.42	$0.10

Diluted earnings per share:
Net income	$206	$52
Shares used in computation:
Weighted-average ordinary shares outstanding	491	498
Weighted-average ordinary share equivalents from RSU awards (1)	8	4
Weighted-average ordinary shares and ordinary share equivalents outstanding	499	502
Diluted earnings per share	$0.41	$0.10
____________________________________________________________
(1)1.1 million and 3.2 million RSU awards for the three-month periods ended July 2, 2021 and June 26, 2020, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

6.  INTEREST AND OTHER, NET
Interest and other, net for the three-month periods ended July 2, 2021 and June 26, 2020 are primarily composed of the following:

	Three-Month Periods Ended
	July 2, 2021	June 26, 2020
	(In millions)
Interest expenses on debt obligations	$39	$33
Interest income	(4)	(3)

7.  FINANCIAL INSTRUMENTS
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

As of July 2, 2021, the aggregate notional amount of the Company’s outstanding foreign currency derivative contracts was $9.1 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In millions)
Cash Flow Hedges
CNY	3,886	—	$601	$—
EUR	34	60	41	71
HUF	36,601	—	124	—
JPY	33,525	—	300	—
MXN	6,191	—	311	—
MYR	428	102	103	24
Other	N/A	N/A	176	37
			1,656	132
Other Foreign Currency Contracts
BRL	16	496	3	99
CAD	110	65	89	52
CNY	4,236	706	655	109
EUR	1,675	1,812	1,989	2,158
GBP	55	77	76	106
HUF	59,137	54,761	200	185
ILS	473	—	145	—
MXN	6,470	5,032	325	253
MYR	738	277	177	66
SEK	497	584	59	68
SGD	91	49	68	37
Other	N/A	N/A	233	111
			4,019	3,244

Total Notional Contract Value in USD			$5,675	$3,376
As of July 2, 2021, the fair value of the Company’s short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the condensed consolidated statements of operations. As of July 2, 2021 and March 31, 2021, the Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. Deferred gains were immaterial as of July 2, 2021, and are expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations primarily over the next twelve-month period, except for the USD JPY cross currency swap, which is further discussed below.
The Company entered into a USD JPY cross currency swap to hedge the foreign currency risk on the JPY term loan due April 2024, and the fair value of the cross currency swap was included in other assets as of July 2, 2021. The changes in fair value of the USD JPY cross currency swap are reported in accumulated other comprehensive loss, with the impact of the excluded component reported in interest and other, net. In addition, a corresponding amount is reclassified out of accumulated other comprehensive loss to interest and other, net to offset the remeasurement of the underlying JPY loan principal which also impacts the same line.

The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	July 2, 2021	March 31, 2021	Balance Sheet Location	July 2, 2021	March 31, 2021
	(In millions)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$23	$23	Other current liabilities	$12	$16
Foreign currency contracts	Other assets	$1	$5	Other liabilities	$—	$—

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$28	$31	Other current liabilities	$30	$32
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

8.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	July 2, 2021			June 26, 2020
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Beginning balance	$(42)	$(77)	$(119)	$(82)	$(133)	$(215)
Other comprehensive gain before reclassifications	12	6	18	18	14	32
Net (gains) losses reclassified from accumulated other comprehensive loss	(9)	(1)	(10)	12	—	12
Net current-period other comprehensive gain	3	5	8	30	14	44
Ending balance	$(39)	$(72)	$(111)	$(52)	$(119)	$(171)
Substantially all unrealized losses and gains relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three-month period ended July 2, 2021were recognized as a component of cost of sales in the condensed consolidated statement of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges.

9.  TRADE RECEIVABLES SECURITIZATION
The Company sells trade receivables under two asset-backed securitization programs and an accounts receivable factoring program.
Asset-Backed Securitization Programs

The Company sells designated pools of trade receivables under its Global Asset-Backed Securitization Agreement (the “Global Program”) and its North American Asset-Backed Securitization Agreement (the “North American Program,” and together with the Global Program, the “ABS Programs”) to affiliated special purpose entities, each of which in turn sells a fraction of the receivables to unaffiliated financial institutions, based on the Company's requirements. Under these programs, the entire purchase price of sold receivables are paid in cash. The ABS Programs contain guarantees of payment by the special purpose entities, in amounts equal to approximately the net cash proceeds under the programs, and are collateralized by certain receivables held by the special purpose entities. The fair value of the guarantee obligation was immaterial as of July 2, 2021 and March 31, 2020, respectively. The accounts receivable balances sold under the ABS Programs were removed from the condensed consolidated balance sheets and the cash proceeds received by the Company were included as cash provided by operating activities in the condensed consolidated statements of cash flows.
Following the transfer of the receivables to the special purpose entities, the transferred receivables are legally isolated from the Company and its affiliates, and upon the sale of the receivables from the special purpose entities to the unaffiliated financial institutions, effective control of the transferred receivables is passed to the unaffiliated financial institutions, which have the right to pledge or sell the receivables. Although the special purpose entities are consolidated by the Company, they are separate corporate entities and their assets are available first to satisfy the claims of their creditors. The investment limits set by the financial institutions are uncommitted and amount to $500 million for the Global Program and $250 million for the North American Program.
The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.1% to 0.5% of serviced receivables per annum. Servicing fees recognized during the three-month periods ended July 2, 2021 and June 26, 2020 were not material and are included in interest and other, net within the condensed consolidated statements of operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized.
As of July 2, 2021 and March 31, 2021, no accounts receivable had been sold under the ABS programs.
For the three-month period ended June 26, 2020, cash flows from sales of receivables from the special purpose entities to unaffiliated financial institutions, consisted of approximately $0.5 billion for transfer of receivables. The Company's cash flows from transfers of receivables in fiscal year 2021 consisted primarily of proceeds from collections reinvested in revolving-period transfers. Cash flows from new transfers were not significant for all periods presented.
Trade Accounts Receivable Sale Programs
The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $0.2 billion as of July 2, 2021 and March 31, 2021. For the three-month periods ended July 2, 2021 and June 26, 2020, total accounts receivable sold to certain third-party banking institutions was approximately $0.2 billion and $0.3 billion, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received was included as cash provided by operating activities in the condensed consolidated statements of cash flows.

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
Level 1 - Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. There were no balances classified as level 1 in the fair value hierarchy as of July 2, 2021 and March 31, 2021.
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
The Company has accrued for contingent consideration in connection with its business acquisitions as applicable, which is measured at fair value based on certain internal models and unobservable inputs. There were no contingent consideration liabilities outstanding as of July 2, 2021 and March 31, 2021.
There were no transfers between levels in the fair value hierarchy during the three-month periods ended July 2, 2021 and June 26, 2020.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of July 2, 2021 and March 31, 2021:

	Fair Value Measurements as of July 2, 2021
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$1,759	$—	$1,759
Foreign currency contracts (Note 7)	—	52	—	52
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	48	—	48
Liabilities:
Foreign currency contracts (Note 7)	$—	$(42)	$—	$(42)

	Fair Value Measurements as of March 31, 2021
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$1,507	$—	$1,507
Foreign currency contracts (Note 7)	—	59	—	59
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	48	—	48
Liabilities:				0
Foreign currency contracts (Note 7)	$—	$(48)	$—	$(48)
Other financial instruments

The following table presents the Company’s major debts not carried at fair value:

	As of July 2, 2021		As of March 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In millions)
5.000% Notes due February 2023	$500	$534	$500	$537	Level 1
Term Loan due April 2024 - three-month Yen LIBOR plus 0.500%	302	302	305	305	Level 2
4.750% Notes due June 2025	598	669	598	670	Level 1
3.750% Notes due February 2026	693	758	694	756	Level 1
4.875% Notes due June 2029	660	764	661	756	Level 1
4.875% Notes due May 2030	693	806	694	800	Level 1
Euro Term Loans	170	170	168	168	Level 2
India Facilities	133	133	133	133	Level 2
The Notes due February 2023, June 2025, February 2026, June 2029 and May 2030 are valued based on broker trading prices in active markets.
The Company values its Term Loan due April 2024, India Facilities, and Euro Term Loans based on the current market rate, and as of July 2, 2021, the carrying amounts approximate fair values.

11.  COMMITMENTS AND CONTINGENCIES
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

On May 8, 2018, a putative class action was filed in the Northern District of California against the Company and certain officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, alleging misstatements and/or omissions in certain of the Company’s financial results, press releases and SEC filings made during the putative class period of January 26, 2017 through April 26, 2018. On October 1, 2018, the Court appointed lead plaintiff and lead plaintiff’s counsel in the case. On November 28, 2018, lead plaintiff filed an amended complaint alleging misstatements and/or omissions in certain of the Company’s SEC filings, press releases, earnings calls, and analyst and investor conferences and expanding the putative class period through October 25, 2018. On April 3, 2019, the Court vacated its prior order appointing lead plaintiff and lead plaintiff’s counsel and reopened the lead plaintiff appointment process. On September 26, 2019, the Court appointed a new lead plaintiff and lead plaintiff’s counsel in the case. On November 8, 2019, lead plaintiff filed a further amended complaint. On December 4, 2019, defendants filed a motion to dismiss the amended complaint. On May 29, 2020, the Court granted defendants’ motion to dismiss without prejudice and gave lead plaintiff 30 days to amend. On June 29, 2020, lead plaintiff filed a further amended complaint. On July 27, 2020, defendants filed a motion to dismiss the amended complaint. On December 10, 2020, the Court granted defendants’ motion to dismiss with prejudice and entered judgment in favor of defendants. On January 7, 2021, lead plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals. On May 19, 2021, lead plaintiff filed its opening appeal brief, and on July 19, 2021, defendants filed their answering brief. Lead plaintiff’s reply brief is due September 8, 2021. The Company believes that the claims are without merit and intends to vigorously defend this case.
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
One of the Company's Brazilian subsidiaries has received assessments for certain sales and import taxes. There were originally six tax assessments totaling the updated amount of 387.5 million Brazilian reals (approximately USD $77.2 million based on the exchange rate as of July 2, 2021). Five of the assessments are in various stages of the review process at the administrative level; the Company successfully defeated one of the six assessments in September 2019 (totaling approximately the updated amount of 61.7 million Brazilian reals or USD $12.3 million); that assessment remains subject to appeal and no tax proceeding has been finalized yet. The Company was unsuccessful at the administrative level for one of the assessments and filed an annulment action in federal court in Brasilia, Brazil on March 23, 2020; the updated value of that assessment is 37.6 million Brazilian reals (approximately USD $7.5 million). The Company believes there is no legal basis for any of these assessments and that is has meritorious defenses. The Company will continue to vigorously oppose all of these assessments, as well as any future assessments. The Company does not expect final judicial determination on any of these claims in the next four years.
On February 14, 2019, the Company submitted an initial notification of voluntary disclosure to the U.S. Department of the Treasury, Office of Foreign Assets Control ("OFAC") regarding possible noncompliance with U.S. economic sanctions requirements among certain non-U.S. Flex-affiliated operations. On September 28, 2020, the Company made a submission to OFAC that completed the Company’s voluntary disclosure based on the results of an internal investigation regarding the matter. On June 11, 2021, the Company notified OFAC that it had identified possible additional relevant transactions at one non-U.S. Flex-affiliated operation. The Company is currently reviewing those transactions and expects to submit an update to its submission to OFAC once that review is complete. The Company intends to continue to cooperate fully with OFAC in this matter going forward. Nonetheless, it is reasonably possible that the Company could be subject to penalties that could have a material adverse effect on the Company’s financial position, results of operations or cash flows.
A foreign Tax Authority (“Tax Authority”) has assessed a cumulative total of approximately $163.9 million in taxes owed for multiple Flex legal entities within its jurisdiction for various fiscal years ranging from fiscal year 2010 through fiscal year 2018. The assessed amounts related to the denial of certain deductible intercompany payments. The Company disagrees with the Tax Authority’s assessments and is actively contesting the assessments through the administrative and judicial processes.

A different foreign Tax Authority had issued a letter against one of the Company’s legal entities asserting that the entity did not meet the qualification criteria for tax holiday status for fiscal year 2006 through fiscal year 2013. The asserted additional tax and penalty is approximately $80.0 million. The Company disagreed with the Tax Authority’s assertion but agreed with the Tax Authority to settle the issue for an immaterial amount. This immaterial amount was accrued for during the fourth quarter of fiscal year 2021 and is expected to be paid during the first half of fiscal year 2022.
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
In November 2019, the Company received a favorable ruling from the Brazilian Supreme Court in a case against the Brazilian tax authorities regarding the right to exclude the value of a state tax referred to as ICMS from the calculation of a federal operational tax basis referred to as PIS/COFINS. The ruling allowed the Company the right to recover amounts unduly paid from February 2003 to December 2019. As a result, the Company recorded an immaterial gain in fiscal year 2020 for the recovery of taxes. The Receita Federal, a tax authority in Brazil, filed a Motion of Clarification on a leading case with the Brazilian Supreme Court previously in 2017 and in May 2021, the Brazilian Supreme Court ruled in favor of the taxpayers and specifically clarified that the ICMS taxes to be excluded from the PIS/COFINS tax basis are to be based on the amount stated on the sales invoice irrespective of any further discounts received from the state. As a result of this ruling, which further reinforced the favorable ruling received in November 2019, the Company initiated the request for Credit Habilitation with the tax authorities in June 2021 to request additional PIS/COFINS credit recovery in the amount of 776.7 million Brazilian reals (approximately USD $154.8 million based on the exchange rate as of July 2, 2021). However, the nature of our credits requested for Habilitation were not specifically addressed by the May 2021 ruling, and accordingly there remains uncertainty regarding the Company’s ability to recover these credits. The Company considers the recovery of these credits to be a contingent gain in accordance with ASC 450, Contingencies, and has not recorded a gain for the recovery in the three-month period ended July 2, 2021 as it has not resolved all contingencies to conclude a realized or realizable amount. The amount and timing of recognition of the gain recovery is dependent upon the decision from the relevant tax authorities in regards to our application for Credit Habilitation and may have a material impact to our consolidated financial statements. We expect that this contingency could be resolved as early as the second quarter of fiscal year 2022. Additional taxes may also result from the credit recovery we receive subsequently.
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

12.  SHARE REPURCHASES
During the three-month period ended July 2, 2021, the Company repurchased 9.0 million shares at an aggregate purchase price of $162.2 million, and retired all of these shares.
Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $500.0 million in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of Annual General Meeting held on August 7, 2020. As of July 2, 2021, shares in the aggregate amount of $154.3 million were available to be repurchased under the current plan.

13.  SEGMENT REPORTING
The Company reports its financial performance based on two operating and reportable segments, Flex Agility Solutions (“FAS”) and Flex Reliability Solutions (“FRS”) and analyzes operating income as the measure of segment profitability. The determination of these segments is based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics.
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, customer related asset impairment (recoveries), legal and other, and interest and other, net. A portion of depreciation is allocated to the respective segment, together with other general corporate research and development and administrative expenses.

Selected financial information by segment is in the table below.

	Three-Month Periods Ended
	July 2, 2021	June 26, 2020
	(In millions)
Net sales:
Flex Agility Solutions	$3,432	$2,912
Flex Reliability Solutions	2,910	2,241
	$6,342	$5,153
Segment income and reconciliation of income before tax:
Flex Agility Solutions	$137	$72
Flex Reliability Solutions	170	115
Corporate and Other	(17)	(24)
Total segment income	290	163
Reconciling items:
Intangible amortization	15	15
Stock-based compensation	20	13
Restructuring charges	—	10
Legal and other (1)	—	27
Interest and other, net	22	31
Income before income taxes	$233	$67
(1)Legal and other consists of costs not directly related to core business results and may include matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims and other issues on a global basis as well as customer related asset recoveries. During the first quarter of fiscal year 2021, the Company accrued for certain loss contingencies where losses are considered probable and estimable.
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
This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those risks and uncertainties discussed in this section, as well as any risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this report on Form 10-Q, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

OVERVIEW
We are the manufacturing partner of choice that helps a diverse customer base design and build products that improve the world. Through the collective strength of a global workforce across approximately 30 countries and responsible, sustainable operations, we deliver technology innovation, supply chain, and manufacturing solutions to diverse industries and end markets. The Company reports its financial performance based on two reportable segments:
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
Update on the Impact of COVID-19 on our Business
With the second wave of the pandemic including follow-on variants of COVID-19, we continue to experience plant closures and/or restrictions at certain manufacturing facilities in Malaysia, Brazil, and India. There have been renewed disease control measures being taken to limit the spread including movement bans and shelter-in-place orders. We continue to closely monitor the situation in all the locations where we operate. Our priority remains the welfare of our employees. We expect persistent waves of COVID-19 to remain a headwind into the near future. Refer to “Risk Factors - The ongoing COVID-19 pandemic has materially and adversely affected our business and results of operations. The duration and extent to which it will continue to adversely impact our business and results of operations remains uncertain and could be material,” as disclosed in Part II, “Item 1A. Risk Factors.”
We are continuously evaluating our capital structure in response to the current environment and expect that our current financial condition, including our liquidity sources are adequate to fund future commitments. See additional discussion in the Liquidity and Capital Resources section below.

Other Developments
We are continuing to evaluate alternatives for our Nextracker business. We are considering options that may include, among others, a full or partial separation of the business through an initial public offering, sale, spin-off, or other transaction. On April 28, 2021, we announced that we confidentially submitted a draft registration statement on Form S-1 with the U.S. Securities and Exchange Commission relating to the proposed initial public offering of Nextracker's Class A common stock. The initial public offering and its timing are subject to market and other conditions and the SEC’s review process, and there can be no assurance that we will proceed with such offering or any alternative transaction. Refer to "Risk Factors - We are pursuing alternatives for our Nextracker business, including a full or partial separation of the business, through an initial public offering of Nextracker or otherwise, which may not be consummated as or when planned or at all, and may not achieve the intended benefits." in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.
This Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2021 does not constitute an offer to sell or a solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

Business Overview
We are one of the world's largest providers of global supply chain solutions, with revenues of $6.3 billion for the three-month period ended July 2, 2021 and $24.1 billion in fiscal year 2021. We have established an extensive network of manufacturing facilities in the world's major consumer and enterprise markets (Asia, the Americas, and Europe) to serve the growing outsourcing needs of both multinational and regional customers. We design, build, ship, and service consumer and enterprise products for our customers through a network of over 100 facilities in approximately 30 countries across four continents. The following tables set forth the relative percentages and dollar amounts of net sales by region and by country, and net property and equipment by country, based on the location of our manufacturing sites (amounts may not sum due to rounding):

	Three-Month Periods Ended
	July 2, 2021		June 26, 2020
	(In millions)
Net sales by region:
Americas	$2,579	41%	$2,104	41%
Asia	2,365	37%	2,013	39%
Europe	1,398	22%	1,036	20%
	$6,342		$5,153

Net sales by country:
China	$1,531	24%	$1,417	27%
Mexico	1,221	19%	907	18%
U.S.	876	14%	869	17%
Brazil	464	7%	322	6%
Malaysia	411	6%	299	6%
Hungary	352	6%	250	5%
Other	1,487	24%	1,089	21%
	$6,342		$5,153

	As of		As of
Property and equipment, net:	July 2, 2021		March 31, 2021
	(In millions)
Mexico	$555	27%	$553	26%
U.S.	360	17%	361	17%
China	323	15%	331	16%
India	155	7%	166	8%
Hungary	109	5%	105	5%
Malaysia	105	5%	106	5%
Other	480	24%	475	23%
	$2,087		$2,097
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
We are also subject to other risks as outlined in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
Refer to the accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, where we discuss our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales (amounts may not sum due to rounding). The financial information and the discussion below should be read together with the condensed consolidated financial statements and notes thereto included in this document. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

	Three-Month Periods Ended
	July 2, 2021	June 26, 2020
Net sales	100.0%	100.0%
Cost of sales	92.6	94.1
Gross profit	7.4	5.9
Selling, general and administrative expenses	3.2	3.7
Intangible amortization	0.2	0.3
Interest and other, net	0.3	0.6
Income before income taxes	3.7	1.3
Provision for income taxes	0.4	0.3
Net income	3.3%	1.0%
Net sales
The following table sets forth our net sales by segment, and their relative percentages:

	Three-Month Periods Ended
	July 2, 2021		June 26, 2020
	(In millions)
Net sales:
Flex Agility Solutions	$3,432	54%	$2,912	57%
Flex Reliability Solutions	2,910	46%	2,241	43%
	$6,342		$5,153

Net sales during the three-month period ended July 2, 2021 totaled $6.3 billion, representing an increase of approximately $1.1 billion, or 21% from $5.2 billion during the three-month period ended June 26, 2020. Net sales for our FAS segment increased $0.5 billion, or 18%, driven by increases across all of its end markets, led by an over 40% increase in sales by our Consumer Devices business from $0.5 billion during the three-month period ended June 26, 2020 to $0.7 billion during the three-month period ended July 2, 2021, and an over 25% increase in sales by our Lifestyle business from $0.8 billion during the three-month period ended June 26, 2020 to $1.0 billion during the three-month period ended July 2, 2021. The increases were due to a lesser impact from COVID-19 production pressure during the current quarter, coupled with new ramps, customer expansions and continued recoveries in consumer spending. Net sales for our FRS segment increased approximately $0.7 billion, or 30%, primarily due to an increase of approximately 100% in sales by our Automotive business from approximately $0.4 billion during the three-month period ended June 26, 2020 to $0.7 billion during the three-month period ended July 2, 2021, as our automotive facilities were closed for nearly half of the prior year quarter due to shutdowns by our automotive customers. The increase in our Automotive business was partially constrained by component shortages during the three-month period ended July 2, 2021. In addition, our Industrial business increased approximately 23% from $1.3 billion during the three-month period ended June 26, 2020 to $1.6 billion during the three-month period ended July 2, 2021 as a result of customer ramps and strong demand in core industrial and renewables. Net sales increased across all regions with a $0.5 billion increase to $2.6 billion in the Americas, a $0.4 billion increase to $1.4 billion in Europe, and a $0.4 billion increase to $2.4 billion in Asia.
Our ten largest customers during the three-month periods ended July 2, 2021 and June 26, 2020 accounted for approximately 35% and 39% of net sales, respectively. No customer accounted for more than 10% of net sales during the three-month periods ended July 2, 2021 or June 26, 2020.
Cost of sales
Cost of sales is affected by a number of factors, including the number and size of new manufacturing programs, product mix, labor cost fluctuations by region, component costs and availability and capacity utilization.
Cost of sales during the three-month period ended July 2, 2021 totaled $5.9 billion, representing an increase of approximately $1.1 billion, or 23% from $4.8 billion during the three-month period ended June 26, 2020. The increase in cost of sales for the three-month period ended July 2, 2021 was primarily driven by the increased consolidated sales of over $1.1 billion. Cost of sales in FAS for the three-month period ended July 2, 2021 increased 16%, or $0.4 billion from the three-month period ended June 26, 2020, which is in line with the overall 18% increase in FAS revenue during the same period primarily as a result of higher revenue in our Consumer Devices and Lifestyle businesses coupled with better fixed cost absorption, disciplined cost management as well as our continued push for new business wins and renewals at accretive margins. Cost of sales in FRS for the three-month period ended July 2, 2021 increased 29%, or $0.6 billion from the three-month period ended June 26, 2020, which is in line with the overall 30% increase in FRS revenue during the same period as our Automotive and Industrial businesses benefited from stronger demand and lesser COVID-19 pressures during the current period, as discussed above.
Gross profit
Gross profit is affected by a fluctuation in cost of sales elements as outlined above and further by a number of factors, including product life cycles, unit volumes, pricing, competition, new product introductions, and the expansion or consolidation of manufacturing facilities, as well as specific restructuring activities initiated from time to time. The flexible design of our manufacturing processes allows us to manufacture a broad range of products in our facilities and better utilize our manufacturing capacity across our diverse geographic footprint and service customers from both segments. In the cases of new programs, profitability normally lags revenue growth due to product start-up costs, lower manufacturing program volumes in the start-up phase, operational inefficiencies, and under-absorbed overhead. Gross margin for these programs often improves over time as manufacturing volumes increase, as our utilization rates and overhead absorption improve, and as we increase the level of manufacturing services content. As a result of these various factors, our gross margin varies from period to period.
Gross profit during the three-month period ended July 2, 2021 increased $0.2 billion to $0.5 billion, or 7.4% of net sales, from $0.3 billion, or 5.9% of net sales, during the three-month period ended June 26, 2020. Gross margin improved 150 basis points during the same period despite certain COVID-19 disruptions, industry-wide component shortages and cost pressures on logistics in the three-month period ended July 2, 2021. The increase in gross profit and gross margin during the current period resulted primarily from the overall stronger demand across all of our end markets which allowed for improved fixed cost absorption, coupled with continued improvement in the mix of our business and less direct and incremental unfavorable impact from COVID-19 compared to the prior year period.
Segment income
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, customer related asset impairment (recoveries), legal and other, and interest and other, net. A portion of depreciation is allocated to the respective segments, together with other general corporate research and development and administrative expenses.
The following table sets forth segment income and margins:

	Three-Month Periods Ended
	July 2, 2021		June 26, 2020
	(In millions)
Segment income:
Flex Agility Solutions	$137	4.0%	$72	2.5%
Flex Reliability Solutions	170	5.8%	115	5.1%
FAS segment margin increased 150 basis points, to 4.0% for the three-month period ended July 2, 2021, from 2.5% for the three-month period ended June 26, 2020. The margin increase was driven by an increase in demand across all of its end markets, more notably in our Consumer Devices and Lifestyle end markets due to new business wins and renewals at accretive margins, strong demand recovery from COVID-19, disciplined cost management and improved efficiencies as noted above, partially offset by the elevated costs due to component shortages and logistics constraints we faced during the three-month period ended July 2, 2021.
FRS segment margin increased 70 basis points, to 5.8% for the three-month period ended July 2, 2021, from 5.1% for the three-month period ended June 26, 2020. The margin increase in FRS was driven by strong demand across all of its end markets coupled with better fixed cost absorption partially offset by increased costs due to components constraints and logistics challenges in the three-month period ended July 2, 2021.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) was $0.2 billion, or 3.2% of net sales, during the three-month period ended July 2, 2021, increasing $10 million from $0.2 billion, or 3.7% of net sales, during the three-month period ended June 26, 2020, which reflects our enhanced cost control efforts to support higher revenue growth while keeping our SG&A expenses relatively flat.
Intangible amortization

Amortization of intangible assets remains consistent at $15 million during the three-month periods ended July 2, 2021 and June 26, 2020.
Interest and other, net
Interest and other, net was $22 million during the three-month period ended July 2, 2021 compared to $31 million during the three-month period ended June 26, 2020, primarily driven by $4 million of lower expenses from our asset-backed securitization programs as we reduced outstanding balances for these programs coupled with a $4 million gain in net foreign exchanges during the first quarter of fiscal year 2022.
Income taxes
Certain of our subsidiaries, at various times, have been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to note 14, “Income Taxes” of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 for further discussion.
The consolidated effective tax rate was 12% and 23% for the three-month periods ended July 2, 2021 and June 26, 2020, respectively. The effective rate varies from the Singapore statutory rate of 17% as a result of recognition of earnings in different jurisdictions (we generate most of our revenues and profits from operations outside of Singapore), operating loss carryforwards, income tax credits, release of previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effect of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, Costa Rica, the Netherlands and Israel. The effective tax rate for the three-month period ended July 2, 2021 is lower than the effective tax rate for the three-month periods ended June 26, 2020, primarily due to a changing jurisdictional mix of incomes and a significant amount of restructuring charges for the three-month period ended June 26, 2020 which resulted in very minimal tax benefit.

LIQUIDITY AND CAPITAL RESOURCES
In response to the recent challenging environment following the COVID-19 pandemic, we continuously evaluate our ability to meet our obligations over the next 12 months and have proactively reset our capital structure during these times to improve maturities and liquidity. As a result, we expect that our current financial condition, including our liquidity sources are adequate to fund current and future commitments. As of July 2, 2021, we had cash and cash equivalents of approximately $2.7 billion and bank and other borrowings of approximately $3.8 billion. We have a $2.0 billion revolving credit facility that is due to mature in January 2026 (the "2026 Credit Facility"), under which we had no borrowings outstanding as of July 2, 2021. As of July 2, 2021, we were in compliance with the covenants under all of our credit facilities and indentures.
Cash provided by operating activities was $0.3 billion during the three-month period ended July 2, 2021, primarily driven by $0.2 billion of net income for the period plus $0.2 billion of non-cash charges such as depreciation, amortization, restructuring and impairment charges, and stock-based compensation.
We believe net working capital ("NWC") and net working capital as a percentage of annualized net sales are key metrics that measure our liquidity. Net working capital is calculated as current quarter accounts receivable, net of allowance for doubtful accounts, plus inventories and contract assets, less accounts payable. Net working capital increased $0.1 billion to $3.0 billion as of July 2, 2021, from $2.9 billion as of March 31, 2021. This increase is primarily driven by a $0.5 billion increase in inventories due to component shortages and logistics constraints driving up buffer stock and inventory pricing, partially offset by a $0.3 billion decrease in net receivables and a $0.2 billion increase in accounts payable. Our current quarter net working capital as a percentage of annualized net sales for the quarter ended July 2, 2021, increased to 11.8% from 11.5% of annualized net sales for the quarter ended March 31, 2021. We expect to operate in this range going forward. We continue to see component shortages in the supply chain, and although we are actively managing these impacts, we expect continued working capital pressure in the near future. We expect it will take additional time to adequately drive down our inventory levels to align with the current demand environment. We are proactively working with our partners to rebalance safety and buffer stock requirements and we have an established enterprise-wide cross-functional initiative resetting our load planning. Component shortages and significantly increased logistic costs are also expected to persist at least in the near future as we are continuing to see increasing supply constraints and costs. We are working diligently with our partners to secure needed parts and fulfill demand.
Cash used in investing activities was $0.1 billion during the three-month period ended July 2, 2021. This was primarily driven by $0.1 billion of net capital expenditures for property and equipment to continue expanding capabilities and capacity in support of our expanding Health Solutions and Industrial businesses.

We believe adjusted free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our adjusted free cash flow is defined as cash from operations, less net purchases of property and equipment to present adjusted cash flows on a consistent basis for investor transparency. During fiscal year 2021, we proactively and strategically reduced the outstanding balance of our ABS programs. As this decrease in cash flow reflected the change of our capital strategy, we added this back for our adjusted free cash flow calculation and also excluded the impact to cash flows related to certain vendor programs that is required for US GAAP presentation for fiscal year 2021. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Adjusted Free Cash Flow subsection) of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2021 for further discussion. Our adjusted free cash flows for the three-month period ended July 2, 2021 was an inflow of $0.2 billion compared to an outflow of $74 million for the three-month period ended June 26, 2020. Adjusted free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Adjusted free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Adjusted free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Three-Month Periods Ended
	July 2, 2021	June 26, 2020
	(In millions)
Net cash used in operating activities	$334	$(629)
Reduction in ABS levels and other	—	657
Purchases of property and equipment	(118)	(110)
Proceeds from the disposition of property and equipment	3	8
Adjusted free cash flow	$219	$(74)
Cash used in financing activities was $0.2 billion during the three-month period ended July 2, 2021, which was primarily driven by $0.2 billion of cash paid for the repurchase of our ordinary shares.
Our cash balances are generated and held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months. As of July 2, 2021, and March 31, 2021, approximately half of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $1.5 billion as of March 31, 2021). Repatriation could result in an additional income tax payment; however, for the majority of our foreign entities, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.
Future liquidity needs will depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, and the levels of shipments and changes in the volumes of customer orders.
We maintain global paying services agreements with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers who elect to participate in the program. The agreements allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. The cumulative payments due to suppliers participating in the programs amounted to approximately $0.3 billion and $0.2 billion for the three-month periods ended July 2, 2021 and June 26, 2020, respectively. Pursuant to their agreement with one of the financial institutions, certain suppliers may elect to be paid early at their discretion. We are not always notified when our suppliers sell receivables under these programs. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.

In addition, we maintain various uncommitted short-term financing facilities including but not limited to commercial paper program, and revolving sale and repurchase of subordinated note established under the securitization facility, under which there were no borrowings outstanding as of July 2, 2021.
Historically, we have funded operations from cash and cash equivalents generated from operations, proceeds from public offerings of equity and debt securities, bank debt and lease financings. We also have the ability to sell a designated pool of trade receivables under asset-backed securitization ("ABS") programs and sell certain trade receivables, which are in addition to the trade receivables sold in connection with these securitization agreements. We may enter into debt and equity financings, sales of accounts receivable and lease transactions to fund acquisitions and anticipated growth as needed.
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
Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $0.5 billion in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 7, 2020. During the three-month period ended July 2, 2021, we paid $0.2 billion to repurchase shares under the current repurchase plans at an average price of $17.97 per share. As of July 2, 2021, shares in the aggregate amount of $0.2 billion were available to be repurchased under the current plan.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2021.
There were no material changes in our contractual obligations and commitments since March 31, 2021.

OFF-BALANCE SHEET ARRANGEMENTS
As of July 2, 2021, and March 31, 2021, the outstanding balance on receivables sold for cash was $0.2 billion, respectively, under our accounts receivable factoring program, which were removed from accounts receivable balances in our condensed consolidated balance sheets. There were no outstanding balance of receivables sold under our ABS programs as of each of the period presented. For further information, see note 9 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the three-month period ended July 2, 2021 as compared to the fiscal year ended March 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of July 2, 2021. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2021, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our quarter ended July 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results. We are including the following revised risk factors, which update and supersede the corresponding risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2021, and which should be read in conjunction with our description of risk factors in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended March 31, 2021:
The ongoing COVID-19 pandemic has materially and adversely affected our business and results of operations. The duration and extent to which it will continue to adversely impact our business and results of operations remains uncertain and could be material.
The ongoing COVID-19 pandemic has resulted in a widespread public health crisis and numerous disease control measures being taken to limit its spread, including travel bans and restrictions, quarantines, shelter-in-place orders, and shutdowns. These measures have materially impacted and are continuing to impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. We have significant operations worldwide, including in China, Mexico, the United States, Brazil, India, Malaysia and Europe, and each of these geographies has been affected by the outbreak and has taken measures to try to contain it. This has resulted in disruptions at many of our manufacturing operations and facilities, and further disruptions could occur in the future. Any such disruptions could materially adversely affect our business. With the second wave of the pandemic, we have been experiencing plant closures and/or restrictions at certain manufacturing facilities in Malaysia, Brazil, and India. There have been renewed disease control measures being taken to limit the spread including movement bans and shelter-in-place orders. We continue to closely monitor the situation in all the locations where we operate. The impact of the pandemic on our business has included and could in the future include:
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
The extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of COVID-19 in the future including variants of the virus, the availability and distribution of effective treatments and vaccines, and public health measures and actions taken throughout the world to contain COVID-19, and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable. We cannot at this time quantify or forecast the business impact of COVID-19, and there can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on our business, financial results and financial condition. In addition, the COVID-19 pandemic increases the likelihood and potential severity of other risks described in this “Risk Factors” section and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.
We may be adversely affected by supply chain issues, including shortages of required electronic components.
From time to time, we have experienced shortages of some of the electronic components that we use. These shortages can result from strong demand for those components or from problems experienced by suppliers, such as shortages of raw materials. We have also experienced, and may continue to experience, such shortages due to the effects of the COVID-19 pandemic. Most recently, we have experienced shortages of semiconductor components which has impacted our end markets. These unanticipated component shortages have resulted and could continue to result in curtailed production or delays in production, which may prevent us from making scheduled shipments to customers. Our inability to make scheduled shipments could cause us to experience a reduction in sales, increase in inventory levels and costs, and could adversely affect relationships with existing and prospective customers. Component shortages may also increase our cost of goods sold because we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. As a result, component shortages have adversely affected and, could in the future adversely affect, our operating results. Our customers also may experience component shortages which may adversely affect customer demand for our products and services.
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

On May 8, 2018, a putative class action was filed in the Northern District of California against the Company and certain officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, alleging misstatements and/or omissions in certain of the Company’s financial results, press releases and SEC filings made during the putative class period of January 26, 2017 through April 26, 2018. On October 1, 2018, the Court appointed lead plaintiff and lead plaintiff’s counsel in the case. On November 28, 2018, lead plaintiff filed an amended complaint alleging misstatements and/or omissions in certain of the Company’s SEC filings, press releases, earnings calls, and analyst and investor conferences and expanding the putative class period through October 25, 2018. On April 3, 2019, the Court vacated its prior order appointing lead plaintiff and lead plaintiff’s counsel and reopened the lead plaintiff appointment process. On September 26, 2019, the Court appointed a new lead plaintiff and lead plaintiff’s counsel in the case. On November 8, 2019, lead plaintiff filed a further amended complaint. On December 4, 2019, Defendants filed a motion to dismiss the amended complaint. On May 29, 2020, the Court granted defendants’ motion to dismiss without prejudice and gave lead plaintiff 30 days to amend. On June 29, 2020, lead plaintiff filed a further amended complaint. On July 27, 2020, defendants filed a motion to dismiss the amended complaint. On December 10, 2020, the Court granted defendants’ motion to dismiss with prejudice and entered judgment in favor of defendants. On January 7, 2021, lead plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals. On May 19, 2021, lead plaintiff filed its opening appeal brief, and on July 19, 2021, defendants filed their answering brief. Lead plaintiff’s reply brief is due September 8, 2021. Any existing or future lawsuits could be time-consuming, result in significant expense and divert the attention and resources of our management and other key employees, as well as harm our reputation, business, financial condition or results of operations.
On February 14, 2019, we submitted an initial notification of voluntary disclosure to the U.S. Department of the Treasury, Office of Foreign Assets Control ("OFAC") regarding possible noncompliance with U.S. economic sanctions requirements among certain non-U.S. Flex-affiliated operations. On September 28, 2020, we made a submission to OFAC that completed the Company’s voluntary disclosure based on the results of an internal investigation regarding the matter. On June 11, 2021, we notified OFAC that we had identified possible additional relevant transactions at one non-U.S. Flex-affiliated operation. We are currently reviewing those transactions and expect to submit an update to our submission to OFAC once that review is complete. We intend to continue to cooperate fully with OFAC in this matter going forward. Nonetheless, it is reasonably possible that we could be subject to penalties that could have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our ordinary shares made by us for the period from April 1, 2021 through July 2, 2021:

Period (2)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2021 - May 7, 2021	774,186	$18.33	774,186	$302,318,325
May 8, 2021 - June 4, 2021	4,277,655	$18.00	4,277,655	$225,333,146
June 5, 2021 - July 2, 2021	3,972,582	$17.88	3,972,582	$154,318,352
Total	9,024,423		9,024,423
(1)During the period from April 1, 2021 through July 2, 2021, all purchases were made pursuant to the program discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)On August 7, 2020, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of July 2, 2021, shares in the aggregate amount of $154 million were available to be repurchased under the current plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.01	Description of Annual Incentive Bonus Plan for Fiscal Year 2022					X
10.02	Form of Restricted Share Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan for performance-based vesting awards (FY22).					X
10.03	Summary of Compensation Arrangements of Certain Executive Officers of Flex Ltd.					X
15.01	Letter in lieu of consent of Deloitte & Touche LLP.					X
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

FLEX LTD.
(Registrant)

/s/ REVATHI ADVAITHI
Revathi Advaithi
Chief Executive Officer
(Principal Executive Officer)

Date:	July 30, 2021
/s/ PAUL R. LUNDSTROM
Paul R. Lundstrom
Chief Financial Officer
(Principal Financial Officer)

Date:	July 30, 2021