Form 10-Q
period 2021-10-01
FLEX LTD.
filed 2021-10-29
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2021

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

The number of shares of the registrant’s ordinary shares outstanding as of October 25, 2021 was 470,623,389.

FLEX LTD.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flex Ltd., Singapore

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Flex Ltd. and its subsidiaries (the “Company”) as of October 1, 2021, and the related condensed consolidated statements of operations, comprehensive income, shareholders’ equity for the three-month and six-month periods ended October 1, 2021 and September 25, 2020, and the condensed consolidated statements of cash flows for the six-month periods ended October 1, 2021 and September 25, 2020, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
October 29, 2021

FLEX LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of October 1, 2021	As of March 31, 2021
	(In millions, except share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,458	$2,637
Accounts receivable, net of allowance of $58 and $61, respectively	3,505	3,959
Contract assets	392	282
Inventories	5,168	3,895
Other current assets	660	590
Total current assets	12,183	11,363
Property and equipment, net	2,100	2,097
Operating lease right-of-use assets, net	612	642
Goodwill	1,085	1,090
Other intangible assets, net	182	213
Other assets	549	431
Total assets	$16,711	$15,836

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$284	$268
Accounts payable	5,848	5,247
Accrued payroll	450	473
Deferred revenue and customer working capital advances	1,146	848
Other current liabilities	960	998
Total current liabilities	8,688	7,834
Long-term debt, net of current portion	3,501	3,515
Operating lease liabilities, non-current	534	562
Other liabilities	474	489
Shareholders’ equity
Ordinary shares, no par value; 521,713,696 and 542,807,200 issued, and 471,474,341 and 492,567,845 outstanding, respectively	5,786	6,232
Treasury stock, at cost; 50,239,355 shares as of October 1, 2021 and March 31, 2021	(388)	(388)
Accumulated deficit	(1,747)	(2,289)
Accumulated other comprehensive loss	(137)	(119)
Total shareholders’ equity	3,514	3,436
Total liabilities and shareholders’ equity	$16,711	$15,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Six-Month Periods Ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
	(In millions, except per share amounts) (Unaudited)
Net sales	$6,229	$5,985	$12,571	$11,138
Cost of sales	5,755	5,566	11,625	10,406
Restructuring charges	9	24	9	34
Gross profit	465	395	937	698
Selling, general and administrative expenses	213	193	414	384
Restructuring charges	—	11	—	11
Intangible amortization	15	16	30	31
Operating income	237	175	493	272
Interest and other, net	(134)	22	(111)	51
Income before income taxes	371	153	604	221
Provision for income taxes	35	40	62	56
Net income	$336	$113	$542	$165

Earnings per share:
Basic	$0.70	$0.23	$1.11	$0.33
Diluted	$0.69	$0.22	$1.10	$0.33
Weighted-average shares used in computing per share amounts:
Basic	482	501	487	499
Diluted	487	504	493	503

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended		Six-Month Periods Ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
	(In millions) (Unaudited)
Net income	$336	$113	$542	$165
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(16)	31	(11)	45
Unrealized gain (loss) on derivative instruments and other, net of tax	(10)	7	(7)	37
Comprehensive income	$310	$151	$524	$247

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Three Months Ended October 1, 2021	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Loss on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT JULY 2, 2021	489	$5,702	$(2,083)	$(39)	$(72)	$(111)	$3,508
Repurchase of Flex Ltd. ordinary shares at cost	(18)	(328)	—	—	—	—	(328)
Net income	—	—	336	—	—	—	336
Stock-based compensation	—	24	—	—	—	—	24
Total other comprehensive loss	—	—	—	(10)	(16)	(26)	(26)
BALANCE AT OCTOBER 1, 2021	471	$5,398	$(1,747)	$(49)	$(88)	$(137)	$3,514

	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Six Months Ended October 1, 2021	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Loss on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT MARCH 31, 2021	492	$5,844	$(2,289)	$(42)	$(77)	$(119)	$3,436
Repurchase of Flex Ltd. ordinary shares at cost	(27)	(490)	—	—	—	—	(490)
Exercise of stock options	1	—	—	—	—	—	—
Issuance of Flex Ltd. vested shares under restricted share unit awards	5	—	—	—	—	—	—
Net income	—	—	542	—	—	—	542
Stock-based compensation	—	44	—	—	—	—	44
Total other comprehensive loss	—	—	—	(7)	(11)	(18)	(18)
BALANCE AT OCTOBER 1, 2021	471	$5,398	$(1,747)	$(49)	$(88)	$(137)	$3,514

	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Three Months Ended September 25, 2020	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT JUNE 26, 2020	500	$5,961	$(2,850)	$(52)	$(119)	$(171)	$2,940
Issuance of Flex Ltd. vested shares under restricted share unit awards	1	—	—	—	—	—	—
Net income	—	—	113	—	—	—	113
Stock-based compensation	—	24	—	—	—	—	24
Total other comprehensive income	—	—	—	7	31	38	38
BALANCE AT SEPTEMBER 25, 2020	501	$5,985	$(2,737)	$(45)	$(88)	$(133)	$3,115

	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Six Months Ended September 25, 2020	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT MARCH 31, 2020	497	$5,948	$(2,902)	$(82)	$(133)	$(215)	$2,831
Issuance of Flex Ltd. vested shares under restricted share unit awards	4	—	—	—	—	—	—
Net income	—	—	165	—	—	—	165
Stock-based compensation	—	37	—	—	—	—	37
Total other comprehensive income	—	—	—	37	45	82	82
BALANCE AT SEPTEMBER 25, 2020	501	$5,985	$(2,737)	$(45)	$(88)	$(133)	$3,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Periods Ended
	October 1, 2021	September 25, 2020
	(In millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$542	$165
Depreciation, amortization and other impairment charges	236	283
Changes in working capital and other, net	(264)	(813)
Net cash provided by (used in) operating activities	514	(365)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(210)	(185)
Proceeds from the disposition of property and equipment	5	14
Other investing activities, net	2	13
Net cash used in investing activities	(203)	(158)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	20	1,943
Repayments of bank borrowings and long-term debt	(9)	(1,005)
Payments for repurchases of ordinary shares	(490)	—
Other financing activities, net	(8)	2
Net cash provided by (used in) financing activities	(487)	940
Effect of exchange rates on cash and cash equivalents	(3)	19
Net increase (decrease) in cash and cash equivalents	(179)	436
Cash and cash equivalents, beginning of period	2,637	1,923
Cash and cash equivalents, end of period	$2,458	$2,359

Non-cash investing activities:
Unpaid purchases of property and equipment	$122	$54
Right-of-use assets obtained in exchange of operating lease liabilities	28	72

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION
Organization of the Company
Flex Ltd. ("Flex" or the "Company") was incorporated in the Republic of Singapore in May 1990. The Company's operations have expanded over the years through a combination of organic growth and acquisitions. The Company is the manufacturing partner of choice that helps a diverse customer base design and build products that improve the world. Through the collective strength of a global workforce across approximately 30 countries and responsible, sustainable operations, the Company delivers technology innovation, supply chain, and manufacturing solutions to diverse industries and end markets. In order to drive efficiency and productivity, the Company is organized around two focused and complementary delivery models, which also represent its operating and reportable segments:
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2021 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and six-month periods ended October 1, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2022. Certain prior period amounts in the condensed consolidated financial statements, as well as in the Notes thereto, have been reclassified to conform to the current presentation. Beginning in the second quarter of fiscal year 2022, the Company elected to include operating income as a subtotal in the condensed consolidated statements of operations. In addition, deferred revenue and customer working capital advances, previously included within other current liabilities, have been separately presented as deferred revenue and customer working capital advances in the current liabilities section of the condensed consolidated balance sheets. Further, certain unbilled receivables previously presented as part of accounts receivable, net of allowance for doubtful accounts are now being presented as contract assets on the condensed consolidated balance sheets as billing is to occur subsequent to revenue recognition and is conditional upon other than the passage of time. The Company reclassified $146.8 million of unbilled receivables from account receivable, net of allowance for doubtful accounts to contract assets for the period ended March 31, 2021 in order to align with the current year presentation. These presentation changes were applied to all periods presented in the condensed consolidated statements of operations and balance sheets. The foregoing changes in presentation had no impact on the Company's results of operations or cash flows.
The first quarters for fiscal years 2022 and 2021 ended on July 2, 2021, which is comprised of 93 days in the period, and June 26, 2020, which is comprised of 87 days in the period, respectively. The second quarters for fiscal years 2022 and 2021 ended on October 1, 2021 and September 25, 2020, which are comprised of 91 days in both periods.

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
Recently Adopted Accounting Pronouncement
In October 2020, the FASB issued ASU 2020-10 "Codification Improvements", which improves consistency by amending the Codification to include all disclosure guidance in the appropriate disclosure sections and clarifies application of various provisions in the Codification by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. The Company adopted the guidance during the first quarter of fiscal year 2022 with an immaterial impact on its condensed consolidated financial statements.
In January 2020, the FASB issued ASU 2020-01 "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions Between Topic 321, Topic 323, and Topic 815 — a consensus of the FASB Emerging Issues Task Force", which makes improvements related to the following two topics: (1) accounting for certain equity securities when the equity method of accounting is applied or discontinued, and (2) scope considerations related to forward contracts and purchased options on certain securities. The Company adopted the guidance during the first quarter of fiscal year 2022 with an immaterial impact on its condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12 "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The Company adopted the guidance during the first quarter of fiscal year 2022 with an immaterial impact on its condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
In July 2021, the FASB issued ASU 2021-05 "Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments", which requires a lessor to classify a lease with variable lease payments that don’t depend on an index or a rate as an operating lease on the commencement date of the lease if specified criteria are met. The guidance is effective for the Company beginning in the first quarter of fiscal year 2023 with early adoption permitted. The Company expects the new guidance will have an immaterial impact on its condensed consolidated financial statements, and intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2023.

2.  BALANCE SHEET ITEMS
Inventories
The components of inventories, net of applicable lower of cost and net realizable value write-downs, were as follows:

	As of October 1, 2021	As of March 31, 2021
	(In millions)
Raw materials	$4,106	$2,831
Work-in-progress	466	459
Finished goods	596	605
	$5,168	$3,895
Goodwill and Other Intangible Assets
During the six-month period ended October 1, 2021, there was no activity in the Company's goodwill account for each of its reporting units, other than foreign currency translation adjustments of $5.5 million, which primarily impacted its Automotive reporting unit.
The components of acquired intangible assets are as follows:

	As of October 1, 2021			As of March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets:
Customer-related intangibles	$245	$(139)	$106	$276	$(154)	$122
Licenses and other intangibles	202	(126)	76	250	(159)	91
Total	$447	$(265)	$182	$526	$(313)	$213

The gross carrying amounts of intangible assets are removed when fully amortized. The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2022 (1)	$24
2023	46
2024	44
2025	39
2026	18
Thereafter	11
Total amortization expense	$182
____________________________________________________________
(1)Represents estimated amortization for the remaining fiscal six-month period ending March 31, 2022.
Customer Working Capital Advances
Customer working capital advances was $666.4 million and $471.5 million, as of October 1, 2021 and March 31, 2021, respectively. The customer working capital advances are not interest-bearing, do not have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production.
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
Customer Contracts and Related Obligations
Certain of the Company’s customer agreements include potential price adjustments which may result in variable consideration. These price adjustments include, but are not limited to, sharing of cost savings, committed price reductions, material margins earned over the period that are contractually required to be paid to the customers, rebates, refunds tied to performance metrics such as on-time delivery, and other periodic pricing resets that may be refundable to customers. The Company estimates the variable consideration related to these price adjustments as part of the total transaction price and recognizes revenue in accordance with the pattern applicable to the performance obligation, subject to a constraint. The Company constrains the amount of revenues recognized for these contractual provisions based on its best estimate of the amount which will not result in a significant reversal of revenue in a future period. The Company determines the amounts to be recognized based on the amount of potential refunds required by the contract, historical experience and other surrounding facts and circumstances. Often these obligations are settled with the customer in a period after shipment through various methods which include reduction of prices for future purchases, issuance of a payment to the customer, or issuance of a credit note applied against the customer’s accounts receivable balance. In many instances, the agreement is silent on the settlement mechanism. Any difference between the amount accrued for potential refunds and the actual amount agreed to with the customer is recorded as an increase or decrease in revenue. These potential price adjustments are included as part of other current liabilities on the consolidated balance sheet.
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
A contract liability is recognized when the Company receives payments in advance of the satisfaction of performance. Contract liabilities, identified as deferred revenue, were $545.4 million and $435.4 million as of October 1, 2021 and March 31, 2021, respectively, of which $480.1 million and $376.5 million, respectively, is included in deferred revenue and customer working capital advances.
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated based on timing of transfer - point in time and over time - for the three and six-month periods ended October 1, 2021 and September 25, 2020, respectively.

	Three-Month Periods Ended		Six-Month Periods Ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Timing of Transfer	(In millions)
FAS
Point in time	$3,250	$2,823	$6,498	$5,269
Over time	187	495	371	961
Total	3,437	3,318	6,869	6,230
FRS
Point in time	2,308	1,779	4,711	3,103
Over time	484	888	991	1,805
Total	2,792	2,667	5,702	4,908
Flex
Point in time	5,558	4,602	11,209	8,372
Over time	671	1,383	1,362	2,766
Total	$6,229	$5,985	$12,571	$11,138

4.  SHARE-BASED COMPENSATION
The Company's primary plan used for granting equity compensation awards is the 2017 Equity Incentive Plan (the "2017 Plan").
The following table summarizes the Company’s share-based compensation expense:

	Three-Month Periods Ended		Six-Month Periods Ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
	(In millions)
Cost of sales	$6	$6	$11	$10
Selling, general and administrative expenses	18	18	33	27
Total share-based compensation expense	$24	$24	$44	$37
Total number of options outstanding and exercisable were immaterial as of October 1, 2021. All options have been fully expensed as of October 1, 2021.
During the six-month period ended October 1, 2021, the Company granted 5.8 million unvested restricted share unit ("RSU") awards. Of this amount, approximately 5.0 million are plain-vanilla unvested RSU awards that vest over a period of two to three years, with no performance or market conditions, and with an average grant date price of $18.25 per award. In addition, approximately 0.4 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain performance conditions, and with an average grant date price of $18.22 per award. The number of shares contingent on performance conditions that ultimately will vest will range from zero up to a maximum of 0.8 million based on a measurement of the Company's earnings per share growth over a certain specified period, and will cliff vest after a period of three years, to the extent such performance conditions have been met. Further, approximately 0.4 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions. The average grant date fair value of these awards contingent on certain market conditions was estimated to be $25.86 per award and was calculated using a Monte Carlo simulation. The number of shares contingent on market conditions that ultimately will vest will range from zero up to a maximum of 0.8 million based on a measurement of the percentile rank of the Company’s total shareholder return over a certain specified period against the Company's peer companies, and will cliff vest after a period of three years, to the extent such market conditions have been met.
As of October 1, 2021, approximately 15.9 million unvested RSU awards under all plans were outstanding, of which vesting for a targeted amount of 2.9 million shares is contingent on meeting certain market conditions, and vesting for a targeted amount of 0.4 million shares is contingent on meeting certain performance conditions. The number of shares tied to market condition that will ultimately be issued can range from zero to 5.8 million based on the achievement levels. The number of shares tied to performance conditions that will ultimately be issued can range from zero to 0.8 million based on the achievement levels. During the six-month period ended October 1, 2021, no shares vested in connection with the awards with market conditions granted in fiscal year 2019.
As of October 1, 2021, total unrecognized compensation expense related to unvested RSU awards under all plans was approximately $175.6 million, and will be recognized over a weighted-average remaining vesting period of 2.2 years.

5.  EARNINGS PER SHARE
The following table reflects basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share attributable to the shareholders of Flex:

	Three-Month Periods Ended		Six-Month Periods Ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
	(In millions, except per share amounts)
Basic earnings per share:
Net income	$336	$113	$542	$165
Shares used in computation:
Weighted-average ordinary shares outstanding	482	501	487	499
Basic earnings per share	$0.70	$0.23	$1.11	$0.33

Diluted earnings per share:
Net income	$336	$113	$542	$165
Shares used in computation:
Weighted-average ordinary shares outstanding	482	501	487	499
Weighted-average ordinary share equivalents from RSU awards (1)	5	3	6	4
Weighted-average ordinary shares and ordinary share equivalents outstanding	487	504	493	503
Diluted earnings per share	$0.69	$0.22	$1.10	$0.33
____________________________________________________________
(1)Immaterial RSU awards for the three and six-month periods ended October 1, 2021, and 3.5 million and 3.6 million RSU awards for the three and six-month periods ended September 25, 2020, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

6.  INTEREST AND OTHER, NET
Interest and other, net for the three and six-month periods ended October 1, 2021 and September 25, 2020 are primarily composed of the following:

	Three-Month Periods Ended		Six-Month Periods Ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
	(In millions)
Interest expenses on debt obligations	$37	$38	$75	$71
Interest income	(4)	(3)	(8)	(6)
Brazil tax credit (1)	$(149)	—	(149)	$—
____________________________________________________________
(1)In the second quarter of fiscal year 2022, the Company recognized a $149 million gain related to a certain tax credit upon approval of a "Credit Habilitation" request by the relevant Brazil tax authorities. Refer to note 11 to the condensed consolidated financial statements for further information.

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
As of October 1, 2021, the aggregate notional amount of the Company’s outstanding foreign currency derivative contracts was $9.4 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In millions)
Cash Flow Hedges
CNY	4,008	—	$620	$—
HUF	38,453	—	124	—
JPY	33,525	—	300	—
MXN	6,533	—	320	—
MYR	482	210	115	50
Other	N/A	N/A	227	68
			1,706	118
Other Foreign Currency Contracts
BRL	11	717	2	132
CAD	106	65	83	51
CNY	3,468	—	535	—
EUR	1,851	1,989	2,153	2,319
GBP	60	83	81	112
HUF	73,443	60,446	237	195
ILS	582	95	181	30
INR	11,398	305	153	4
MXN	7,202	5,645	352	276
MYR	694	192	166	46
SEK	571	657	66	75
SGD	104	56	77	41
Other	N/A	N/A	125	93
			4,211	3,374

Total Notional Contract Value in USD			$5,917	$3,492
As of October 1, 2021, the fair value of the Company’s short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the condensed consolidated statements of operations. As of October 1, 2021 and March 31, 2021, the Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. Deferred loss was $9.1 million as of October 1, 2021, and is expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations primarily over the next twelve-month period, except for the USD JPY cross currency swap, which is further discussed below.
The Company entered into a USD JPY cross currency swap to hedge the foreign currency risk on the JPY term loan due April 2024, and the fair value of the cross currency swap was included in other assets as of October 1, 2021. The changes in fair value of the USD JPY cross currency swap are reported in accumulated other comprehensive loss, with the impact of the excluded component reported in interest and other, net. In addition, a corresponding amount is reclassified out of accumulated other comprehensive loss to interest and other, net to offset the remeasurement of the underlying JPY loan principal which also impacts the same line.

The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	October 1, 2021	March 31, 2021	Balance Sheet Location	October 1, 2021	March 31, 2021
	(In millions)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$11	$23	Other current liabilities	$17	$16
Foreign currency contracts	Other assets	$—	$5	Other liabilities	$2	$—

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$26	$31	Other current liabilities	$27	$32
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

8.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	October 1, 2021			September 25, 2020
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Beginning balance	$(39)	$(72)	$(111)	$(52)	$(119)	$(171)
Other comprehensive gain (loss) before reclassifications	(5)	(16)	(21)	11	31	42
Net gains reclassified from accumulated other comprehensive loss	(5)	—	(5)	(4)	—	(4)
Net current-period other comprehensive gain (loss)	(10)	(16)	(26)	7	31	38
Ending balance	$(49)	$(88)	$(137)	$(45)	$(88)	$(133)

	Six-Month Periods Ended
	October 1, 2021			September 25, 2020
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Beginning balance	$(42)	$(77)	$(119)	$(82)	$(133)	$(215)
Other comprehensive gain (loss) before reclassifications	7	(10)	(3)	30	45	75
Net (gains) losses reclassified from accumulated other comprehensive loss	(14)	(1)	(15)	7	—	7
Net current-period other comprehensive gain (loss)	(7)	(11)	(18)	37	45	82
Ending balance	$(49)	$(88)	$(137)	$(45)	$(88)	$(133)
Substantially all unrealized losses and gains relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three and six-month periods ended October 1, 2021 were recognized as a component of cost of sales in the condensed consolidated statement of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges.

9.  TRADE RECEIVABLES SECURITIZATION
The Company sells trade receivables under two asset-backed securitization programs and an accounts receivable factoring program.
Asset-Backed Securitization Programs
The Company sells designated pools of trade receivables under its Global Asset-Backed Securitization Agreement (the “Global Program”) and its North American Asset-Backed Securitization Agreement (the “North American Program,” and together with the Global Program, the “ABS Programs”) to affiliated special purpose entities, each of which in turn sells a fraction of the receivables to unaffiliated financial institutions, based on the Company's requirements. Under these programs, the entire purchase price of sold receivables is paid in cash. The ABS Programs contain guarantees of payment by the special purpose entities, in amounts equal to approximately the net cash proceeds under the programs, and are collateralized by certain receivables held by the special purpose entities. The fair value of the guarantee obligation was zero as of October 1, 2021 and March 31, 2021, respectively. The accounts receivable balances sold under the ABS Programs were removed from the condensed consolidated balance sheets and the cash proceeds received by the Company were included as cash provided by operating activities in the condensed consolidated statements of cash flows.
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
The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.1% to 0.5% of serviced receivables per annum. Servicing fees recognized during the six-month periods ended October 1, 2021 and September 25, 2020 were not material and are included in interest and other, net within the condensed consolidated statements of operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized.
As of October 1, 2021 and March 31, 2021, no accounts receivable had been sold under the ABS programs.
For the six-month periods ended September 25, 2020, cash flows from sales of receivables from the special purpose entities to unaffiliated financial institutions, consisted of approximately $0.6 billion, for transfers of receivables. The Company's cash flows from transfers of receivables in fiscal year 2021 consisted primarily of proceeds from collections reinvested in revolving-period transfers. Cash flows from new transfers were not significant for all periods presented.

Trade Accounts Receivable Sale Programs
The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $0.3 billion and $0.2 billion as of October 1, 2021 and March 31, 2021, respectively. For the six-month periods ended October 1, 2021 and September 25, 2020, total accounts receivable sold to certain third-party banking institutions was approximately $0.6 billion and $0.5 billion, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received was included as cash provided by operating activities in the condensed consolidated statements of cash flows.

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
Level 1 - Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. There were no balances classified as level 1 in the fair value hierarchy as of October 1, 2021 and March 31, 2021.
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
The Company has accrued for contingent consideration in connection with its business acquisitions as applicable, which is measured at fair value based on certain internal models and unobservable inputs. There were no contingent consideration liabilities outstanding as of October 1, 2021 and March 31, 2021.
There were no transfers between levels in the fair value hierarchy during the six-month periods ended October 1, 2021 and September 25, 2020.

Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of October 1, 2021 and March 31, 2021:

	Fair Value Measurements as of October 1, 2021
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$1,855	$—	$1,855
Foreign currency contracts (Note 7)	—	37	—	37
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	42	—	42
Liabilities:
Foreign currency contracts (Note 7)	$—	$(46)	$—	$(46)

	Fair Value Measurements as of March 31, 2021
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$1,507	$—	$1,507
Foreign currency contracts (Note 7)	—	59	—	59
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	48	—	48
Liabilities:				0
Foreign currency contracts (Note 7)	$—	$(48)	$—	$(48)
Other financial instruments
The following table presents the Company’s major debts not carried at fair value:

	As of October 1, 2021		As of March 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In millions)
5.000% Notes due February 2023	$500	$529	$500	$537	Level 1
Term Loan due April 2024 - three-month Yen LIBOR plus 0.500%	300	300	305	305	Level 2
4.750% Notes due June 2025	598	665	598	670	Level 1
3.750% Notes due February 2026	692	753	694	756	Level 1
4.875% Notes due June 2029	660	762	661	756	Level 1
4.875% Notes due May 2030	692	801	694	800	Level 1
Euro Term Loans	166	166	168	168	Level 2
India Facilities	126	126	133	133	Level 2
The Notes due February 2023, June 2025, February 2026, June 2029 and May 2030 are valued based on broker trading prices in active markets.
The Company values its Term Loan due April 2024, India Facilities, and Euro Term Loans based on the current market rate, and as of October 1, 2021, the carrying amounts approximate fair values.

11.  COMMITMENTS AND CONTINGENCIES
Litigation and other legal matters
In connection with the matters described below, other than the Brazilian "Credit Habilitation" gain contingency, the Company has accrued for loss contingencies where it believes that losses are probable and estimable. The amounts accrued for any individual matter are not material. Although it is reasonably possible that actual losses could be in excess of the Company’s accrual, the Company is unable to estimate a reasonably possible loss or range of loss in excess of its accrual, due to various reasons, including, among others, that: (i) the proceedings are in early stages or no claims have been asserted, (ii) specific damages have not been sought in all of these matters, (iii) damages, if asserted, are considered unsupported and/or exaggerated, (iv) there is uncertainty as to the outcome of pending appeals, motions, or settlements, (v) there are significant factual issues to be resolved, and/or (vi) there are novel legal issues or unsettled legal theories presented. Any such excess loss could have a material adverse effect on the Company’s results of operations or cash flows for a particular period or on the Company’s financial condition.
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
On May 8, 2018, a putative class action was filed in the Northern District of California against the Company and certain officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, alleging misstatements and/or omissions in certain of the Company’s financial results, press releases and SEC filings made during the putative class period of January 26, 2017 through April 26, 2018. On October 1, 2018, the Court appointed lead plaintiff and lead plaintiff’s counsel in the case. On November 28, 2018, lead plaintiff filed an amended complaint alleging misstatements and/or omissions in certain of the Company’s SEC filings, press releases, earnings calls, and analyst and investor conferences and expanding the putative class period through October 25, 2018. On April 3, 2019, the Court vacated its prior order appointing lead plaintiff and lead plaintiff’s counsel and reopened the lead plaintiff appointment process. On September 26, 2019, the Court appointed a new lead plaintiff, National Elevator Industry Pension Fund, and lead plaintiff’s counsel in the case. On November 8, 2019, lead plaintiff filed a further amended complaint. On December 4, 2019, defendants filed a motion to dismiss the amended complaint. On May 29, 2020, the Court granted defendants’ motion to dismiss without prejudice and gave lead plaintiff 30 days to amend. On June 29, 2020, lead plaintiff filed a further amended complaint. On July 27, 2020, defendants filed a motion to dismiss the amended complaint. On December 10, 2020, the Court granted defendants’ motion to dismiss with prejudice and entered judgment in favor of defendants. On January 7, 2021, lead plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals. On May 19, 2021, lead plaintiff filed its opening appeal brief, on July 19, 2021, defendants filed their answering brief, and on September 8, 2021, lead plaintiff filed its reply brief. The Court of Appeals has scheduled oral argument for December 8, 2021. The Company believes that the claims are without merit and intends to vigorously defend this case.
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
One of the Company's Brazilian subsidiaries has received assessments for certain sales and import taxes. There were originally six tax assessments totaling the updated amount of 373.7 million Brazilian reals (approximately USD $68.9 million based on the exchange rate as of October 1, 2021). Five of the assessments are in various stages of the review process at the administrative level; the Company successfully defeated one of the six assessments in September 2019 (totaling approximately the updated amount of 60.6 million Brazilian reals or USD $11.2 million); that assessment remains subject to appeal and no tax proceeding has been finalized yet. The Company was unsuccessful at the administrative level for one of the assessments and filed an annulment action in federal court in Brasilia, Brazil on March 23, 2020; the updated value of that assessment is 33.9 million Brazilian reals (approximately USD $6.3 million). The Company believes there is no legal basis for any of these assessments and that it has meritorious defenses. The Company will continue to vigorously oppose all of these assessments, as well as any future assessments. The Company does not expect final judicial determination on any of these claims in the next four years.
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
A different foreign Tax Authority had issued a letter against one of the Company’s legal entities asserting that the entity did not meet the qualification criteria for tax holiday status for fiscal year 2006 through fiscal year 2013. The asserted additional tax and penalty is approximately $80.0 million. The Company disagreed with the Tax Authority’s assertion but agreed with the Tax Authority to settle the issue for an immaterial amount. This immaterial amount was accrued for during the fourth quarter of fiscal year 2021 and is expected to be paid during fiscal year 2022.
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
In November 2019, the Company received a favorable ruling from the Brazilian Supreme Court in a case against the Brazilian tax authorities regarding the right to exclude the value of a state tax referred to as ICMS from the calculation of a federal operational tax basis referred to as PIS/COFINS. The ruling allowed the Company the right to recover amounts unduly paid from February 2003 to December 2019. As a result, the Company recorded an immaterial gain in fiscal year 2020 for the recovery of taxes. The Receita Federal, a tax authority in Brazil, filed a Motion of Clarification on a leading case with the Brazilian Supreme Court previously in 2017 and in May 2021, the Brazilian Supreme Court ruled in favor of the taxpayers and specifically clarified that the ICMS taxes to be excluded from the PIS/COFINS tax basis are to be based on the amount stated on the sales invoice irrespective of any further discounts received from the state. As a result of this ruling, which further reinforced the favorable ruling received in November 2019, the Company initiated the request for "Credit Habilitation" with the tax authorities in June 2021 to request additional PIS/COFINS credit in the amount of 776.7 million Brazilian reals (approximately USD $154.8 million based on the exchange rate as of July 2, 2021). However, the nature of the Company's credits requested for Habilitation were not specifically addressed by the May 2021 ruling, and accordingly there remained uncertainty regarding the Company’s ability to recognize these credits. The Company considered the recognition of these credits to be a contingent gain in accordance with ASC 450, Contingencies, and did not record a gain for such credits in the three-month period ended July 2, 2021 as it had not resolved all contingencies to conclude a realized or realizable amount. In September 2021, the Credit Habilitation request was approved by the tax authorities and the Company recognized a gain of 809.6 million Brazilian reals (approximately USD $149.3 million based on the exchange rate as of October 1, 2021) included in interest and other, net in the condensed consolidated statements of operations for the three and six-month periods ended October 1, 2021. The total gain recorded included credits from February 2003 to September 2021, net of additional taxes, as the Credit Habilitation received covering the period from February 2003 to December 2019 resolved any uncertainty regarding the Company's ability to claim such credits. This gain is non-cash and can only be used to offset certain current and future tax obligations. Out of the $149.3 million, $50.6 million was included in other current assets and $98.7 million was included in other assets in the condensed consolidated balance sheet as of October 1, 2021 as we expect to utilize these credits in the next two to three years.
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

12.  SHARE REPURCHASES
During the three and six-month periods ended October 1, 2021, the Company repurchased 18.0 million and 27.0 million shares at an aggregate purchase price of $328.1 million and $490.3 million, respectively, and retired all of these shares.
Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $1.0 billion in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of Annual General Meeting held on August 4, 2021. As of October 1, 2021, shares in the aggregate amount of $690.9 million were available to be repurchased under the current plan.

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
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include intangible amortization, stock-based compensation, restructuring charges, and legal and other. A portion of depreciation is allocated to the respective segment, together with other general corporate research and development and administrative expenses.

Selected financial information by segment is in the table below.

	Three-Month Periods Ended		Six-Month Periods Ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
	(In millions)
Net sales:
Flex Agility Solutions	$3,437	$3,318	$6,869	$6,230
Flex Reliability Solutions	2,792	2,667	5,702	4,908
	$6,229	$5,985	$12,571	$11,138
Segment income and reconciliation of operating income:
Flex Agility Solutions	$153	$88	$290	$160
Flex Reliability Solutions	151	179	321	294
Corporate and Other	(18)	(20)	(35)	(44)
Total segment income	286	247	576	410
Reconciling items:
Intangible amortization	15	16	30	31
Stock-based compensation	24	24	44	37
Restructuring charges	9	35	9	45
Legal and other (1)	1	(3)	—	25
Operating income	$237	$175	$493	$272
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
14. SUBSEQUENT EVENTS
In October 2021, the Company announced that it has entered into a definitive agreement to acquire 100% of the voting shares of Anord Mardix, a global leader in critical power solutions for $540 million in an all-cash transaction. The acquisition will add to the Company' portfolio of Power products and expand its offering in the data center market and is expected to close in the third quarter of fiscal year 2022, subject to customary closing conditions, including regulatory approval. For reporting purposes, Anord Mardix will be included in the Industrial business unit within the FRS segment.

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
Update on the Impact of COVID-19 on our Business
With the second wave of the pandemic including follow-on variants of COVID-19, we continue to experience plant closures and/or restrictions at certain manufacturing facilities in Malaysia. There have been renewed disease control measures being taken to limit the spread including movement bans and shelter-in-place orders. We continue to closely monitor the situation in all the locations where we operate. Our priority remains the welfare of our employees. In addition, our end markets continue to be impacted by the global supply chain disruptions. Component shortages and logistical constraints are pervasive across the entire value chain. COVID-19 related restrictions also contributed to a declining workforce, including at ports and warehouses, as well as creating driver shortages around the world. We expect persistent waves of COVID-19 to remain a headwind into the near future. Component shortages and significantly increased logistic costs are also expected to persist at least in the near future as we are continuing to see increasing supply constraints and costs. Refer to “Risk Factors - The ongoing COVID-19 pandemic has materially and adversely affected our business and results of operations. The duration and extent to which it will continue to adversely impact our business and results of operations remains uncertain and could be material.” as disclosed in Part II, “Item 1A. Risk Factors.”
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
This Quarterly Report on Form 10-Q for the second quarter ended October 1, 2021 does not constitute an offer to sell or a solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.
Subsequent Events
In October 2021, we announced that we have entered into a definitive agreement to acquire 100% of the voting shares of Anord Mardix, a global leader in critical power solutions for $540 million in an all-cash transaction. The acquisition will add to our portfolio of Power products and expand our offering in the data center market and is expected to close in the third quarter of fiscal year 2022, subject to customary closing conditions, including regulatory approval. For reporting purposes, Anord Mardix will be included in the Industrial business unit within our FRS segment.

Business Overview
We are one of the world's largest providers of global supply chain solutions, with revenues of $12.6 billion for the six-month period ended October 1, 2021 and $24.1 billion in fiscal year 2021. We have established an extensive network of manufacturing facilities in the world's major consumer and enterprise markets (Asia, the Americas, and Europe) to serve the growing outsourcing needs of both multinational and regional customers. We design, build, ship, and service consumer and enterprise products for our customers through a network of over 100 facilities in approximately 30 countries across four continents. The following tables set forth the relative percentages and dollar amounts of net sales by region and by country, and net property and equipment by country, based on the location of our manufacturing sites (amounts may not sum due to rounding):

	Three-Month Periods Ended				Six-Month Periods Ended
	October 1, 2021		September 25, 2020		October 1, 2021		September 25, 2020
	(In millions)
Net sales by region:
Americas	$2,605	42%	$2,453	41%	$5,184	41%	$4,557	41%
Asia	2,347	38%	2,277	38%	4,712	37%	4,290	39%
Europe	1,277	20%	1,255	21%	2,675	22%	2,291	20%
	$6,229		$5,985		$12,571		$11,138

Net sales by country:
China	$1,547	25%	$1,493	25%	$3,078	24%	$2,910	26%
Mexico	1,240	20%	1,153	19%	2,460	20%	2,060	18%
U.S.	846	14%	895	15%	1,722	14%	1,764	16%
Brazil	502	8%	389	6%	966	8%	711	6%
Malaysia	412	7%	433	7%	823	7%	732	7%
Hungary	295	5%	307	5%	647	5%	557	5%
Other	1,387	21%	1,315	23%	2,875	22%	2,404	22%
	$6,229		$5,985		$12,571		$11,138

	As of		As of
Property and equipment, net:	October 1, 2021		March 31, 2021
	(In millions)
Mexico	$574	27%	$553	26%
U.S.	362	17%	361	17%
China	316	15%	331	16%
India	144	7%	166	8%
Hungary	112	5%	105	5%
Malaysia	108	5%	106	5%
Other	484	24%	475	23%
	$2,100		$2,097
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

	Three-Month Periods Ended		Six-Month Periods Ended
	October 1, 2021	September 25, 2020	October 1, 2021	September 25, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	92.4	93.0	92.5	93.4
Restructuring charges	0.1	0.4	0.1	0.3
Gross profit	7.5	6.6	7.4	6.3
Selling, general and administrative expenses	3.4	3.2	3.3	3.4
Restructuring charges	0.0	0.2	0.0	0.1
Intangible amortization	0.3	0.3	0.2	0.3
Operating income	3.8	2.9	3.9	2.5
Interest and other, net	(2.2)	0.4	(0.9)	0.5
Income before income taxes	6.0	2.5	4.8	2.0
Provision for income taxes	0.6	0.7	0.5	0.5
Net income	5.4%	1.8%	4.3%	1.5%
Net sales
The following table sets forth our net sales by segment, and their relative percentages:

	Three-Month Periods Ended				Six-Month Periods Ended
	October 1, 2021		September 25, 2020		October 1, 2021		September 25, 2020
	(In millions)
Net sales:
Flex Agility Solutions	$3,437	55%	$3,318	55%	$6,869	55%	$6,230	56%
Flex Reliability Solutions	2,792	45%	2,667	45%	5,702	45%	4,908	44%
	$6,229		$5,985		$12,571		$11,138

Net sales during the three-month period ended October 1, 2021 totaled $6.2 billion, representing an increase of approximately $0.2 billion, or 4% from $6.0 billion during the three-month period ended September 25, 2020. Net sales for our FAS segment increased $0.1 billion, or 4% from the three-month period ended September 25, 2020, primarily driven by an increase in our Lifestyle business due to strong demand, particularly with new product ramps and new customers. Offsetting the increase to some extent were impacts from COVID-19 outlined above and specifically related to scarcity of component and raw materials and logistics constraints. Net sales for our FRS segment increased approximately $0.1 billion, or 5% from the three-month period ended September 25, 2020, primarily driven by our Industrial business led by customer ramps and strong demand in key areas including electric vehicles (EV) charging and renewables, semicap, and robotics. The increases noted in FRS during the three-month period ended October 1, 2021 were partially offset by a decrease in our Health Solutions business primarily due to lower COVID-19 related demand compared to prior year period coupled with component shortages as well as clear-to-build constraints. Net sales increased across all regions with a $0.2 billion increase to $2.6 billion in the Americas, a $0.1 billion increase to $2.3 billion in Asia and a modest $22 million increase to $1.3 billion in Europe.
Net sales during the six-month period ended October 1, 2021 totaled $12.6 billion, representing an increase of approximately $1.4 billion, or 13% from $11.1 billion during the six-month period ended September 25, 2020. Net sales for our FAS segment increased $0.6 billion, or 10% from the six-month period ended September 25, 2020, primarily driven by an increase in our Lifestyle business and to a lesser extent increase in our Consumer Devices business. These increases were driven by a lesser impact from COVID-19 production pressure during the current year, coupled with new ramps, customer expansions and continued recoveries in consumer spending, offset to some extent by the scarcity of components and raw material and logistics constraints noted above. Net sales for our FRS segment increased approximately $0.8 billion, or 16% from the six-month period ended September 25, 2020, primarily due to an increase in our Industrial business, as a result of customer ramps and strong demand in EV charging and renewables, semicap, and robotics. In addition, net sale for our Automotive business increased due to depressed automotive sales from factory shutdowns in the first quarter of fiscal year 2021. The increase in our Automotive business was partially constrained by component shortages and OEM plant shutdowns during the six-month period ended October 1, 2021. Net sales increased across all regions with a $0.6 billion increase to $5.2 billion in the Americas, a $0.4 billion increase to $4.7 billion in Asia, and a $0.4 billion increase to $2.7 billion in Europe.

Our ten largest customers during the three and six-month periods ended October 1, 2021 accounted for approximately 36% and 35% of net sales, respectively. Our ten largest customers, during the three and six-month periods ended September 25, 2020, accounted for approximately 39% and 38% of net sales, respectively. No customer accounted for more than 10% of net sales during the three and six-month periods ended October 1, 2021 or September 25, 2020.
Cost of sales
Cost of sales is affected by a number of factors, including the number and size of new manufacturing programs, product mix, labor cost fluctuations by region, component costs and availability and capacity utilization.
Cost of sales during the three-month period ended October 1, 2021 totaled $5.8 billion, representing an increase of approximately $0.2 billion, or 3% from $5.6 billion during the three-month period ended September 25, 2020. The increase in cost of sales for the three-month period ended October 1, 2021 was primarily driven by the increased consolidated sales of over $0.2 billion. Cost of sales in FAS for the three-month period ended October 1, 2021 increased approximately 2%, or $50 million from the three-month period ended September 25, 2020, which is slightly lower than the overall 4% increase in FAS revenue during the same period primarily as a result of higher revenue in our Lifestyle and Consumer Devices businesses coupled with better fixed cost absorption, disciplined cost management as well as our continued push for new business wins and renewals at accretive margins. Cost of sales in FRS for the three-month period ended October 1, 2021 increased 6%, or $0.1 billion from the three-month period ended September 25, 2020, which is slightly higher than the overall 5% increase in FRS revenue during the same period primarily due to material constraints causing numerous production disruptions impacting our automotive business and continued increases in freight and logistics costs impacting our industrial businesses despite stronger demand and lesser COVID-19 pressures during the first half of fiscal year 2022, as discussed above.
Cost of sales during the six-month period ended October 1, 2021 totaled $11.6 billion, representing an increase of approximately $1.2 billion, or 12% from $10.4 billion during the six-month period ended September 25, 2020. The increase in cost of sales for the six-month period ended October 1, 2021 was primarily driven by the increased consolidated sales of over $1.4 billion during the same period. Cost of sales in FAS for the six-month period ended October 1, 2021 increased approximately 8%, or $0.5 billion from the six-month period ended September 25, 2020, which is lower than the overall 10% increase in FAS revenue during the same period primarily due to the same reasons as discussed above in the three-month period ended comparison. Cost of sales in FRS for the six-month period ended October 1, 2021 increased 17%, or $0.7 billion from the six-month period ended September 25, 2020, which is slightly higher than the overall 16% increase in FRS revenue during the same period due to the same reasons as discussed above in the three-month period ended comparison.
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
Gross profit during the three-month period ended October 1, 2021 increased $0.1 billion to $0.5 billion, or 7.5% of net sales, from $0.4 billion, or 6.6% of net sales, during the three-month period ended September 25, 2020. Gross margin improved 90 basis points during the same period despite certain COVID-19 disruptions, industry-wide component shortages and cost pressures on logistics in the three-month period ended October 1, 2021. The increase in gross profit and gross margin during the current period resulted primarily from the overall stronger demand in our FAS segment which allowed for improved fixed cost absorption, coupled with continued improvement in the mix of our business, benefits from prior restructuring activities and a lower direct and incremental unfavorable impact from COVID-19 compared to the prior year period.
Gross profit during the six-month period ended October 1, 2021 increased $0.2 billion to $0.9 billion, or 7.4% of net sales, from $0.7 billion, or 6.3% of net sales, during the six-month period ended September 25, 2020. Gross margin improved 110 basis points during the same period due to the same factors noted above in the three-month periods discussion.
Segment income
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include intangible amortization, stock-based compensation, restructuring charges, and legal and other. A portion of depreciation is allocated to the respective segments, together with other general corporate research and development and administrative expenses.
The following table sets forth segment income and margins:

	Three-Month Periods Ended				Six-Month Periods Ended
	October 1, 2021		September 25, 2020		October 1, 2021		September 25, 2020
	(In millions)
Segment income:
Flex Agility Solutions	$153	4.4%	$88	2.7%	$290	4.2%	$160	2.6%
Flex Reliability Solutions	151	5.4%	179	6.7%	321	5.6%	294	6.0%
FAS segment margin increased 170 basis points, to 4.4% for the three-month period ended October 1, 2021, from 2.7% for the three-month period ended September 25, 2020. The margin increase was driven by an increase in demand notably in our Lifestyle and Consumer Devices end markets due to new business wins and renewals at accretive margins, strong demand recovery from COVID-19, disciplined cost management and improved efficiencies as noted above, partially offset by the elevated costs due to component shortages and logistics constraints we faced during the three-month period ended October 1, 2021. The FAS segment margin increased 160 basis points, to 4.2% for the six-month period ended October 1, 2021, from 2.6% for the six-month period ended September 25, 2020. The increase in FAS segment margin during the six-month period is due to the same factors noted in the discussion above for the three-month period.
FRS segment margin decreased 130 basis points, to 5.4% for the three-month period ended October 1, 2021, from 6.7% for the three-month period ended September 25, 2020. The margin decrease in FRS was primarily driven by production disruptions in our Automotive business, as well as continued freight and logistics cost headwinds impacting our Industrial business during the three-month period ended October 1, 2021. FRS segment margin decreased 40 basis points, to 5.6% for the six-month period ended October 1, 2021, from 6.0% for the six-month period ended September 25, 2020. The decrease in FRS segment margin during the six-month period is due to the same factors noted in the discussion above for the three-month period.
Restructuring charges
During the three and six-month periods ended October 1, 2021, we recognized approximately $9 million of restructuring charges, primarily cash charges related to employee severance. During the three and six-month periods ended September 25, 2020, we recognized approximately $35 million and $45 million, respectively, of restructuring charges, primarily cash charges related to employee severance.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) was $0.2 billion, or 3.4% of net sales, during the three-month period ended October 1, 2021, increasing $20 million from $0.2 billion, or 3.2% of net sales, during the three-month period ended September 25, 2020. SG&A was $0.4 billion, or 3.3% of net sales, during the six-month period ended October 1, 2021, increasing $30 million from $0.4 billion, or 3.4% of net sales, during the six-month period ended September 25, 2020, which reflects our enhanced cost control efforts to support higher revenue growth while keeping our SG&A expenses relatively flat.
Intangible amortization
Amortization of intangible assets marginally declined to $15 million during the three-month period ended October 1, 2021, from $16 million for the three-month period ended September 25, 2020, and declined to $30 million during the six-month period ended October 1, 2021, from $31 million for the six-month period ended September 25, 2020, primarily due to certain intangibles now being fully amortized.
Interest and other, net
Interest and other, net was income of $134 million during the three-month period ended October 1, 2021 compared to an expense of $22 million during the three-month period ended September 25, 2020, primarily driven by a $149 million gain related to a certain tax credit recorded upon approval of a "Credit Habilitation" request by the relevant Brazil tax authorities. This is a non-cash gain which will be used to offset certain current and future tax obligations. Refer to note 11 to the condensed consolidated financial statements for further detail.
Interest and other, net was income of $111 million during the six-month period ended October 1, 2021 compared to an expense of $51 million during the six-month period ended September 25, 2020, due to the same driver noted above.
Income taxes

Certain of our subsidiaries, at various times, have been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to note 14, “Income Taxes” of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 for further discussion.
The consolidated effective tax rate was 9% and 10% for the three and six-month periods ended October 1, 2021, and 26% and 25% for the three and six-month periods ended September 25, 2020, respectively. The effective rate varies from the Singapore statutory rate of 17% as a result of recognition of earnings in different jurisdictions (we generate most of our revenues and profits from operations outside of Singapore), operating loss carryforwards, income tax credits, release of previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effect of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, Costa Rica, the Netherlands and Israel. The effective tax rate for the three and six-month periods ended October 1, 2021 is lower than the effective tax rate for the three-month and six-month periods ended September 25, 2020, primarily due to a changing jurisdictional mix of incomes, restructuring charges for the three-month and six-month periods ended September 25, 2020 which resulted in minimal tax benefit, and the significant Brazilian indirect tax credits recorded this period (as discussed above in note 11 to the condensed consolidated financial statements) which resulted in immaterial additional income tax cost.

LIQUIDITY AND CAPITAL RESOURCES
In response to the recent challenging environment following the COVID-19 pandemic, we continuously evaluate our ability to meet our obligations over the next 12 months and have proactively reset our capital structure during these times to improve maturities and liquidity. As a result, we expect that our current financial condition, including our liquidity sources are adequate to fund current and future commitments. As of October 1, 2021, we had cash and cash equivalents of approximately $2.5 billion and bank and other borrowings of approximately $3.8 billion. We have a $2.0 billion revolving credit facility that is due to mature in January 2026 (the "2026 Credit Facility"), under which we had no borrowings outstanding as of October 1, 2021. As of October 1, 2021, we were in compliance with the covenants under all of our credit facilities and indentures.
Cash provided by operating activities was $0.5 billion during the six-month period ended October 1, 2021, primarily driven by $0.5 billion of net income for the period plus $0.3 billion of non-cash charges such as depreciation, amortization, restructuring and impairment charges, and stock-based compensation offset by changes in net working capital as discussed below.
We believe net working capital ("NWC") and net working capital as a percentage of annualized net sales are key metrics that measure our liquidity. Net working capital is calculated as current quarter accounts receivable, net of allowance for doubtful accounts, plus inventories and contract assets, less accounts payable. Net working capital increased $0.3 billion to $3.2 billion as of October 1, 2021, from $2.9 billion as of March 31, 2021. This increase is primarily driven by a $1.3 billion increase in inventories due to component shortages and logistics constraints driving up buffer stock and inventory pricing, partially offset by a $0.5 billion decrease in net receivables and a $0.6 billion increase in accounts payable. Our current quarter net working capital as a percentage of annualized net sales for the quarter ended October 1, 2021, increased to 13.0% from 11.5% of annualized net sales for the quarter ended March 31, 2021 due to component shortages and logistics constraints. We continue to see component shortages in the supply chain and logistical constraints, and although we are actively managing these impacts, we expect continued working capital pressure in the near future. We expect it will take additional time to adequately drive down our inventory levels to align with the current demand environment. We are proactively working with our partners to rebalance safety and buffer stock requirements and we have an established enterprise-wide cross-functional initiative resetting our load planning. In addition, we are pursuing alternative resources using inclusive hybrid solutions to minimize transit times and implementing operational efficiencies. Component shortages and significantly increased logistic costs are also expected to persist at least in the near future as we are continuing to see increasing supply constraints and costs. We are working diligently with our partners to secure needed parts and fulfill demand.
Cash used in investing activities was $0.2 billion during the six-month period ended October 1, 2021. This was primarily driven by $0.2 billion of net capital expenditures for property and equipment to continue expanding capabilities and capacity in support of our expanding Health Solutions, Automotive, and Industrial businesses.
We believe adjusted free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our adjusted free cash flow is defined as cash from operations, less net purchases of property and equipment to present adjusted cash flows on a consistent basis for investor transparency. During fiscal year 2021, we proactively and strategically reduced the outstanding balance of our ABS programs. As this decrease in cash flow reflected the change of our capital strategy, we added this back for our adjusted free cash flow calculation and also excluded the impact to cash flows related to certain vendor programs that is required for US GAAP presentation for fiscal year 2021. Refer to Item 7,

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Adjusted Free Cash Flow subsection) of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2021 for further discussion. Our adjusted free cash flows for the six-month period ended October 1, 2021 and September 25, 2020 is relatively consistent and remains an inflow of $0.3 billion. Adjusted free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Adjusted free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Adjusted free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Six-Month Periods Ended
	October 1, 2021	September 25, 2020
	(In millions)
Net cash used in operating activities	$514	$(365)
Reduction in ABS levels and other	—	788
Purchases of property and equipment	(210)	(185)
Proceeds from the disposition of property and equipment	5	14
Adjusted free cash flow	$309	$252
Cash used in financing activities was $0.5 billion during the six-month period ended October 1, 2021, which was primarily driven by $0.5 billion of cash paid for the repurchase of our ordinary shares.
Our cash balances are generated and held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months. As of October 1, 2021, and March 31, 2021, approximately half of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $1.5 billion as of March 31, 2021). Repatriation could result in an additional income tax payment; however, for the majority of our foreign entities, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.
Future liquidity needs will depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, and the levels of shipments and changes in the volumes of customer orders.
We maintain global paying services agreements with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers who elect to participate in the program. The agreements allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. The cumulative payments due to suppliers participating in the programs amounted to approximately $0.3 billion and $0.6 billion for the three and six-month periods ended October 1, 2021, respectively, and $0.2 billion and $0.5 billion for the three and six-month periods ended September 25, 2020, respectively. Pursuant to their agreement with one of the financial institutions, certain suppliers may elect to be paid early at their discretion. We are not always notified when our suppliers sell receivables under these programs. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.
In addition, we maintain various uncommitted short-term financing facilities including but not limited to commercial paper program, and revolving sale and repurchase of subordinated note established under the securitization facility, under which there were no borrowings outstanding as of October 1, 2021.
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
Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $1 billion in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 4, 2021. During the six-month period ended October 1, 2021, we paid $0.5 billion to repurchase shares under the current and prior repurchase plans at an average price of $18.14 per share. As of October 1, 2021, shares in the aggregate amount of $0.7 billion were available to be repurchased under the current plan.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2021.
There were no material changes in our contractual obligations and commitments as of October 1, 2021.

OFF-BALANCE SHEET ARRANGEMENTS
As of October 1, 2021, and March 31, 2021, the outstanding balance on receivables sold for cash was $0.3 billion and $0.2 billion, respectively, under our accounts receivable factoring program, which were removed from accounts receivable balances in our condensed consolidated balance sheets. There were no outstanding balance of receivables sold under our ABS programs as of each of the periods presented. For further information, see note 9 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the six-month period ended October 1, 2021 as compared to the fiscal year ended March 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of October 1, 2021. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2021, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our quarter ended October 1, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The ongoing COVID-19 pandemic has resulted in a widespread public health crisis and numerous disease control measures being taken to limit its spread, including travel bans and restrictions, quarantines, shelter-in-place orders, and shutdowns. These measures have materially impacted and are continuing to impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. We have significant operations worldwide, including in China, Mexico, the United States, Brazil, India, Malaysia and Europe, and each of these geographies has been affected by the outbreak and has taken measures to try to contain it. This has resulted in disruptions at many of our manufacturing operations and facilities, and further disruptions could occur in the future. Any such disruptions could materially adversely affect our business. More recently, we have been experiencing plant closures and/or restrictions at certain manufacturing facilities in Malaysia. There have been renewed disease control measures being taken to limit the spread including movement bans and shelter-in-place orders. We continue to closely monitor the situation in all the locations where we operate. The impact of the pandemic on our business has included and could in the future include:
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
We have been and continue to be adversely affected by supply chain issues, including shortages of required electronic components.
From time to time, we have experienced shortages of some of the electronic components that we use. These shortages can result from strong demand for those components or from problems experienced by suppliers, such as shortages of raw materials. We have also experienced, and continue to experience, such shortages due to the effects of the COVID-19 pandemic. Most recently, we have experienced shortages of semiconductor components which has impacted our end markets. These unanticipated component shortages have resulted and will continue to result in curtailed production or delays in production, which prevent us from making scheduled shipments to customers. Our inability to make scheduled shipments has caused and will continue to cause us to experience a reduction in sales, increase in inventory levels and costs, and could adversely affect relationships with existing and prospective customers. Component shortages may also increase our cost of goods sold because we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. As a result, component shortages have adversely affected and, will continue to adversely affect, our operating results. Our customers also may experience component shortages which may adversely affect customer demand for our products and services. Our end markets have been and continue to be impacted by logistical constraints, with COVID-19 related restrictions contributing to a declining workforce, including at ports and warehouses, as well as driver shortages around the world.
Our supply chain has been and will continue to be impacted by the COVID-19 pandemic, and may be impacted by other events outside our control, including macro-economic events, trade restrictions, political crises, other public health emergencies, or natural or environmental occurrences.
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
On May 8, 2018, a putative class action was filed in the Northern District of California against the Company and certain officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, alleging misstatements and/or omissions in certain of the Company’s financial results, press releases and SEC filings made during the putative class period of January 26, 2017 through April 26, 2018. On October 1, 2018, the Court appointed lead plaintiff and lead plaintiff’s counsel in the case. On November 28, 2018, lead plaintiff filed an amended complaint alleging misstatements and/or omissions in certain of the Company’s SEC filings, press releases, earnings calls, and analyst and investor conferences and expanding the putative class period through October 25, 2018. On April 3, 2019, the Court vacated its prior order appointing lead plaintiff and lead plaintiff’s counsel and reopened the lead plaintiff appointment process. On September 26, 2019, the Court appointed a new lead plaintiff, National Elevator Industry Pension Fund, and lead plaintiff’s counsel in the case. On November 8, 2019, lead plaintiff filed a further amended complaint. On December 4, 2019, defendants filed a motion to dismiss the amended complaint. On May 29, 2020, the Court granted defendants’ motion to dismiss without prejudice and gave lead plaintiff 30 days to amend. On June 29, 2020, lead plaintiff filed a further amended complaint. On July 27, 2020, defendants filed a motion to dismiss the amended complaint. On December 10, 2020, the Court granted defendants’ motion to dismiss with prejudice and entered judgment in favor of defendants. On January 7, 2021, lead plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals. On May 19, 2021, lead plaintiff filed its opening appeal brief, on July 19, 2021, defendants filed their answering brief, and on September 8, 2021, lead plaintiff filed its reply brief. The Court of Appeals has scheduled oral argument for December 8, 2021. Any existing or future lawsuits could be time-consuming, result in significant expense and divert the attention and resources of our management and other key employees, as well as harm our reputation, business, financial condition or results of operations.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our ordinary shares made by us for the period from July 3, 2021 through October 1, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 3, 2021 - August 6, 2021 (2) (3)	2,047,227	$17.29	2,047,227	$983,600,072
August 7, 2021 - September 3, 2021 (3)	9,359,013	$18.20	9,359,013	$813,304,487
September 4, 2021 - October 1, 2021 (3)	6,596,018	$18.56	6,596,018	$690,906,594
Total	18,002,258		18,002,258
(1)During the period from July 3, 2021 through October 1, 2021, all purchases were made pursuant to the programs discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)On August 7, 2020, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $500 million. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of July 2, 2021, we had shares in the aggregate amount of $154 million available to be repurchased under this plan, of which 1.1 million shares in the aggregate amount of $19 million were repurchased as of August 4, 2021 (after which authorization under this plan terminated).

(3)On August 4, 2021, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $1.0 billion. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of October 1, 2021, shares in the aggregate amount of $691 million were available to be repurchased under the current plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.01	First Amendment to Flex 2010 Deferred Compensation Plan, dated December 17, 2018					X
10.02	Second Amendment to Flex 2010 Deferred Compensation Plan, dated August 16, 2019					X
10.03	Third Amendment to Flex 2010 Deferred Compensation Plan, dated June 3, 2020					X
15.01	Letter in lieu of consent of Deloitte & Touche LLP					X
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

FLEX LTD.
(Registrant)

/s/ REVATHI ADVAITHI
Revathi Advaithi
Chief Executive Officer
(Principal Executive Officer)

Date:	October 29, 2021
/s/ PAUL R. LUNDSTROM
Paul R. Lundstrom
Chief Financial Officer
(Principal Financial Officer)

Date:	October 29, 2021