Form 10-Q
period 2021-12-31
FLEX LTD.
filed 2022-02-04
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021

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

The number of shares of the registrant’s ordinary shares outstanding as of February 1, 2022 was 464,086,322.

FLEX LTD.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Report of Independent Registered Public Accounting Firm	3
	Condensed Consolidated Balance Sheets (unaudited) — December 31, 2021 and March 31, 2021	4
	Condensed Consolidated Statements of Operations (unaudited) — Three-Month and Nine-Month Periods Ended December 31, 2021 and December 31, 2020	5
	Condensed Consolidated Statements of Comprehensive Income (unaudited) — Three-Month and Nine-Month Periods Ended December 31, 2021 and December 31, 2020	6
	Condensed Consolidated Statements of Shareholders' Equity (unaudited) — Three-Month and Nine-Month Periods Ended December 31, 2021 and December 31, 2020	7
	Condensed Consolidated Statements of Cash Flows (unaudited) — Nine-Month Periods Ended December 31, 2021 and December 31, 2020	9
	Notes to Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	45
Signatures		46

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flex Ltd., Singapore

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Flex Ltd. and its subsidiaries (the “Company”) as of December 31, 2021, and the related condensed consolidated statements of operations, comprehensive income and shareholders’ equity for the three-month and nine-month periods ended December 31, 2021 and December 31, 2020, and the condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2021 and December 31, 2020, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 4, 2022

FLEX LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2021	As of March 31, 2021
	(In millions, except share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,574	$2,637
Accounts receivable, net of allowance of $56 and $61, respectively	3,493	3,959
Contract assets	390	282
Inventories	5,958	3,895
Other current assets	798	590
Total current assets	13,213	11,363
Property and equipment, net	2,112	2,097
Operating lease right-of-use assets, net	622	642
Goodwill	1,346	1,090
Other intangible assets, net	428	213
Other assets	454	431
Total assets	$18,175	$15,836

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$648	$268
Accounts payable	5,992	5,247
Accrued payroll	465	473
Deferred revenue and customer working capital advances	1,549	848
Other current liabilities	988	998
Total current liabilities	9,642	7,834
Long-term debt, net of current portion	3,798	3,515
Operating lease liabilities, non-current	545	562
Other liabilities	535	489
Shareholders’ equity
Ordinary shares, no par value; 516,858,940 and 542,807,200 issued, and 466,619,585 and 492,567,845 outstanding, respectively	5,721	6,232
Treasury stock, at cost; 50,239,355 shares as of December 31, 2021 and March 31, 2021	(388)	(388)
Accumulated deficit	(1,520)	(2,289)
Accumulated other comprehensive loss	(158)	(119)
Total shareholders’ equity	3,655	3,436
Total liabilities and shareholders’ equity	$18,175	$15,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(In millions, except per share amounts) (Unaudited)
Net sales	$6,619	$6,720	$19,190	$17,858
Cost of sales	6,128	6,241	17,762	16,681
Gross profit	491	479	1,428	1,177
Selling, general and administrative expenses	225	223	638	618
Intangible amortization	15	16	45	47
Operating income	251	240	745	512
Interest and other, net	8	7	(103)	58
Income before income taxes	243	233	848	454
Provision for income taxes	16	25	79	81
Net income	$227	$208	$769	$373

Earnings per share:
Basic	$0.48	$0.42	$1.60	$0.75
Diluted	$0.48	$0.41	$1.58	$0.74
Weighted-average shares used in computing per share amounts:
Basic	469	500	481	500
Diluted	474	508	487	505

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(In millions) (Unaudited)
Net income	$227	$208	$769	$373
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(8)	42	(19)	87
Unrealized gain (loss) on derivative instruments and other, net of tax	(13)	29	(20)	66
Comprehensive income	$206	$279	$730	$526

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Three Months Ended December 31, 2021	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Loss on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT OCTOBER 1, 2021	471	$5,398	$(1,747)	$(49)	$(88)	$(137)	$3,514
Repurchase of Flex Ltd. ordinary shares at cost	(5)	(90)	—	—	—	—	(90)
Issuance of Flex Ltd. vested shares under restricted share unit awards	1	—	—	—	—	—	—
Net income	—	—	227	—	—	—	227
Stock-based compensation	—	25	—	—	—	—	25
Total other comprehensive loss	—	—	—	(13)	(8)	(21)	(21)
BALANCE AT DECEMBER 31, 2021	467	$5,333	$(1,520)	$(62)	$(96)	$(158)	$3,655

	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Nine Months Ended December 31, 2021	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Loss on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT MARCH 31, 2021	492	$5,844	$(2,289)	$(42)	$(77)	$(119)	$3,436
Repurchase of Flex Ltd. ordinary shares at cost	(32)	(580)	—	—	—	—	(580)
Exercise of stock options	1	—	—	—	—	—	—
Issuance of Flex Ltd. vested shares under restricted share unit awards	6	—	—	—	—	—	—
Net income	—	—	769	—	—	—	769
Stock-based compensation	—	69	—	—	—	—	69
Total other comprehensive loss	—	—	—	(20)	(19)	(39)	(39)
BALANCE AT DECEMBER 31, 2021	467	$5,333	$(1,520)	$(62)	$(96)	$(158)	$3,655

	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Three Months Ended December 31, 2020	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT SEPTEMBER 25, 2020	501	$5,985	$(2,737)	$(45)	$(88)	$(133)	$3,115
Repurchase of Flex Ltd. ordinary shares at cost	(2)	(38)	—	—	—	—	(38)
Net income	—	—	208	—	—	—	208
Stock-based compensation	—	25	—	—	—	—	25
Total other comprehensive income	—	—	—	29	42	71	71
BALANCE AT DECEMBER 31, 2020	499	$5,972	$(2,529)	$(16)	$(46)	$(62)	$3,381

	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Nine Months Ended December 31, 2020	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT MARCH 31, 2020	497	$5,948	$(2,902)	$(82)	$(133)	$(215)	$2,831
Repurchase of Flex Ltd. ordinary shares at cost	(2)	(38)	—	—	—	—	(38)
Issuance of Flex Ltd. vested shares under restricted share unit awards	4	—	—	—	—	—	—
Net income	—	—	373	—	—	—	373
Stock-based compensation	—	62	—	—	—	—	62
Total other comprehensive income	—	—	—	66	87	153	153
BALANCE AT DECEMBER 31, 2020	499	$5,972	$(2,529)	$(16)	$(46)	$(62)	$3,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Periods Ended
	December 31, 2021	December 31, 2020
	(In millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$769	$373
Depreciation, amortization and other impairment charges	357	430
Changes in working capital and other, net	(462)	(820)
Net cash provided by (used in) operating activities	664	(17)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(333)	(261)
Proceeds from the disposition of property and equipment	9	25
Acquisition of businesses, net of cash acquired	(523)	—
Other investing activities, net	19	10
Net cash used in investing activities	(828)	(226)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	729	1,944
Repayments of bank borrowings and long-term debt	(38)	(1,012)
Payments for repurchases of ordinary shares	(580)	(38)
Other financing activities, net	(3)	(1)
Net cash provided by financing activities	108	893
Effect of exchange rates on cash and cash equivalents	(7)	38
Net increase (decrease) in cash and cash equivalents	(63)	688
Cash and cash equivalents, beginning of period	2,637	1,923
Cash and cash equivalents, end of period	$2,574	$2,611

Non-cash investing activities:
Unpaid purchases of property and equipment	$105	$73
Right-of-use assets obtained in exchange of operating lease liabilities	42	98

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2021 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and nine-month periods ended December 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2022. Certain prior period amounts in the condensed consolidated financial statements, as well as in the Notes thereto, have been reclassified to conform to the current presentation. Beginning in the second quarter of fiscal year 2022, the Company elected to include operating income as a subtotal in the condensed consolidated statements of operations. In addition, deferred revenue and customer working capital advances, previously included within other current liabilities, have been separately presented as deferred revenue and customer working capital advances in the current liabilities section of the condensed consolidated balance sheets. Further, certain unbilled receivables previously presented as part of accounts receivable, net of allowance for doubtful accounts are now being presented as contract assets on the condensed consolidated balance sheets as billing is to occur subsequent to revenue recognition and is conditional upon other than the passage of time. The Company reclassified $146.8 million of unbilled receivables from account receivable, net of allowance for doubtful accounts to contract assets for the period ended March 31, 2021 in order to align with the current year presentation. These presentation changes were applied to all periods presented in the condensed consolidated statements of operations and balance sheets. The foregoing changes in presentation had no impact on the Company's results of operations or cash flows.
The first quarters for fiscal years 2022 and 2021 ended on July 2, 2021, which is comprised of 93 days in the period, and June 26, 2020, which is comprised of 87 days in the period, respectively. The second quarters for fiscal years 2022 and 2021 ended on October 1, 2021 and September 25, 2020, which are comprised of 91 days in both periods. The Company's third quarters for fiscal years 2022 and 2021 ended on December 31 of each year, which are comprised of 91 and 97 days, respectively.
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
Recently Adopted Accounting Pronouncement
In October 2021, the FASB issued ASU 2021-08 "Business Combinations (Topic 805) — Accounting for Contract Assets and Contract Liabilities From Contracts With Customers", which requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with FASB Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. The guidance is effective prospectively for the Company beginning in the first quarter of fiscal year 2024 with early adoption permitted. The Company early adopted the guidance during the third quarter of fiscal year 2022 with an immaterial impact to its condensed consolidated financial statements.
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

Recently Issued Accounting Pronouncements
In November 2021, the FASB issued ASU 2021-10 "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance," which aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the annual financial statements. The guidance is effective for the Company beginning in fiscal year 2023 with early adoption permitted. The Company expects the new guidance will have an immaterial impact on its condensed consolidated financial statements, and intends to adopt the guidance when it becomes effective in fiscal year 2023.
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

2.  BALANCE SHEET ITEMS
Inventories
The components of inventories, net of applicable lower of cost and net realizable value write-downs, were as follows:

	As of December 31, 2021	As of March 31, 2021
	(In millions)
Raw materials	$4,742	$2,831
Work-in-progress	546	459
Finished goods	670	605
	$5,958	$3,895
Goodwill and Other Intangible Assets
The Company completed its acquisition of Anord Mardix in December 2021. The acquisition generated $271.3 million of goodwill in the Industrial reporting unit and primarily related to value placed on the acquired employee workforce, service offerings and capabilities of the acquired business. The goodwill is not deductible for income tax purposes. Refer to Note 12 for more information.
The following table summarizes the goodwill allocation as of April 1, 2021 and the activity during the nine-month period ended December 31, 2021:

	FAS			FRS
	Communications, Enterprise and Cloud	Lifestyle	Consumer Devices	Automotive	Health Solutions	Industrial	Total
	(In millions)
Balance at March 31, 2021	$189	$131	$51	$196	$194	$329	$1,090
Additions	—	—	—	—	—	271	271
Foreign currency translation adjustments	—	—		(14)	—	(1)	(15)
Balance at December 31, 2021	$189	$131	$51	$182	$194	$599	$1,346

The components of acquired intangible assets are as follows:

	As of December 31, 2021			As of March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets:
Customer-related intangibles	$388	$(148)	$240	$276	$(154)	$122
Licenses and other intangibles	318	(130)	188	250	(159)	91
Total	$706	$(278)	$428	$526	$(313)	$213

The gross carrying amounts of intangible assets are removed when fully amortized. During the nine-month period ended December 31, 2021, the total value of intangible assets increased by $263.0 million as a result of the Company's initial estimated value of intangible assets from the Anord Mardix acquisition. This acquisition contributed an additional $143.0 million in customer-related intangible assets, and $120.0 million in licenses and other intangibles assets such as trade names and patented technology. The assigned values are subject to change as the Company completes the valuation. Refer to Note 12 for additional information.
The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2022 (1)	$22
2023	88
2024	72
2025	64
2026	43
Thereafter	139
Total amortization expense	$428
____________________________________________________________
(1)Represents estimated amortization for the remaining fiscal three-month period ending March 31, 2022.
Customer Working Capital Advances
Customer working capital advances was $1.0 billion and $471.5 million, as of December 31, 2021 and March 31, 2021, respectively. The customer working capital advances are not interest-bearing, do not generally have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production.

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
A contract liability is recognized when the Company receives payments in advance of the satisfaction of performance. Contract liabilities, identified as deferred revenue, were $608.5 million and $435.4 million as of December 31, 2021 and

March 31, 2021, respectively, of which $541.2 million and $376.5 million, respectively, is included in deferred revenue and customer working capital advances.
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated based on timing of transfer - point in time and over time - for the three and nine-month periods ended December 31, 2021 and December 31, 2020, respectively.

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Timing of Transfer	(In millions)
FAS
Point in time	$3,389	$3,544	$9,887	$8,813
Over time	192	290	563	1,250
Total	3,581	3,834	10,450	10,063
FRS
Point in time	2,559	2,189	7,270	5,292
Over time	479	697	1,470	2,503
Total	3,038	2,886	8,740	7,795
Flex
Point in time	5,948	5,733	17,157	14,105
Over time	671	987	2,033	3,753
Total	$6,619	$6,720	$19,190	$17,858

4.  SHARE-BASED COMPENSATION
The Company's primary plan used for granting equity compensation awards is the 2017 Equity Incentive Plan (the "2017 Plan").
The following table summarizes the Company’s share-based compensation expense:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(In millions)
Cost of sales	$6	$6	$17	$16
Selling, general and administrative expenses	19	19	52	46
Total share-based compensation expense	$25	$25	$69	$62
Total number of options outstanding and exercisable were immaterial as of December 31, 2021. All options have been fully expensed as of December 31, 2021.
During the nine-month period ended December 31, 2021, the Company granted 5.9 million unvested restricted share unit ("RSU") awards. Of this amount, approximately 5.0 million are plain-vanilla unvested RSU awards that vest over a period of two to three years, with no performance or market conditions, and with an average grant date price of $18.25 per award. In addition, approximately 0.4 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain performance conditions, and with an average grant date price of $18.24 per award. The number of shares contingent on performance conditions that ultimately will vest will range from zero up to a maximum of 0.8 million based on a measurement of the Company's adjusted earnings per share growth over a certain specified period, and will cliff vest after a period of three years, to the extent such performance conditions have been met. Further, approximately 0.4 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions. The average grant date fair value of these awards contingent on certain market conditions was estimated to be $25.86 per award and was calculated using a Monte Carlo simulation. The number of shares contingent on market conditions that ultimately will vest will range from zero up to a maximum of 0.8 million based on a measurement of the percentile rank of the Company’s total shareholder return over a certain specified period against the Company's peer companies, and will cliff vest after a period of three years, to the extent such market conditions have been met.

As of December 31, 2021, approximately 15.8 million unvested RSU awards under all plans were outstanding, of which vesting for a targeted amount of 2.9 million shares is contingent on meeting certain market conditions, and vesting for a targeted amount of 0.4 million shares is contingent on meeting certain performance conditions. The number of shares tied to market condition that will ultimately be issued can range from zero to 5.8 million based on the achievement levels. The number of shares tied to performance conditions that will ultimately be issued can range from zero to 0.8 million based on the achievement levels. During the nine-month period ended December 31, 2021, no shares vested in connection with the awards with market conditions granted in fiscal year 2019.
As of December 31, 2021, total unrecognized compensation expense related to unvested RSU awards under all plans was approximately $150.8 million, and will be recognized over a weighted-average remaining vesting period of 2.0 years.

5.  EARNINGS PER SHARE
The following table reflects basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share attributable to the shareholders of Flex:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(In millions, except per share amounts)
Basic earnings per share:
Net income	$227	$208	$769	$373
Shares used in computation:
Weighted-average ordinary shares outstanding	469	500	481	500
Basic earnings per share	$0.48	$0.42	$1.60	$0.75

Diluted earnings per share:
Net income	$227	$208	$769	$373
Shares used in computation:
Weighted-average ordinary shares outstanding	469	500	481	500
Weighted-average ordinary share equivalents from RSU awards (1)	5	8	6	5
Weighted-average ordinary shares and ordinary share equivalents outstanding	474	508	487	505
Diluted earnings per share	$0.48	$0.41	$1.58	$0.74
____________________________________________________________
(1)Immaterial RSU awards for the three and nine-month periods ended December 31, 2021, and an immaterial number of RSU awards and 2.9 million RSU awards for the three and nine-month periods ended December 31, 2020, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

6.  BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt as of December 31, 2021 are as follows:

	As of December 31, 2021	As of March 31, 2021
	(In millions)
5.000% Notes due February 2023	$500	$500
Term Loan due April 2024 - three-month Yen LIBOR plus 0.500%	292	305
4.750% Notes due June 2025	598	598
3.750% Notes due February 2026	691	694
4.875% Notes due June 2029	660	661
4.875% Notes due May 2030	691	694
3.600% HUF Bonds due December 2031	306	—
India Facilities	117	133
Other	610	219
Debt issuance costs	(19)	(21)
	4,446	3,783
Current portion	(648)	(268)
Non-current portion	$3,798	$3,515
The weighted-average interest rate for the Company's long-term debt was 3.5% and 4.3% as of December 31, 2021 and March 31, 2021.
Scheduled repayments of the Company's bank borrowings and long-term debt as of December 31, 2021 are as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2022 (1)	$246
2023	928
2024	53
2025	292
2026	1,289
Thereafter	1,657
Total	$4,465
(1)Represents estimated repayments for the remaining fiscal three-month period ending March 31, 2022.
HUF Bonds due December 2031
In December 2021, the Company issued HUF 100 billion (approximately $306.3 million as of December 31, 2021) in aggregate principal amount of bonds under the National Bank of Hungary’s Bond Funding for Growth Scheme. The bonds mature in December 2031 and amortize in an amount equal to 10% of the original principal amount thereof on each of the seventh, eighth, and ninth anniversaries of the bonds, with the remaining 70% due upon maturity. The outstanding principal amount of the bonds bear interest at 3.60% per annum. Interest is due and payable annually in arrears commencing on December 6, 2022. The proceeds of the bonds were used for general corporate purposes. As the bonds are denominated in Hungarian forint, the debt balance is remeasured to USD at the end of each reporting period. Foreign currency swap contracts have been entered into with respect to this Hungarian forint denominated liability.
The bonds are unsecured and unsubordinated obligations of the Company and rank equally with all of the Company’s other existing and future unsecured and unsubordinated obligations.
The bonds contain a customary negative pledge covenant restricting the ability of the Company to incur liens to secure indebtedness without ratably and equally securing the bonds. This covenant is subject to a number of exceptions and limitations. The bonds also provide for customary events of default, including, but not limited to, cross defaults to certain specified other debt of the Company. Except in limited circumstances resulting from adverse changes in applicable tax laws, the bonds are not voluntarily redeemable. The Company is in the process of listing the bonds for trading on the XBond multilateral trading facility operated by the Budapest Stock Exchange.

Other Borrowings
Euro Term Loan due December 2022
In December 2021, the Company borrowed €350 million (approximately $397.3 million as of December 31, 2021), under a 1-year term-loan agreement. Of this amount, €250 million is due December 9, 2022 and €100 million is due December 30, 2022. The proceeds of the term loan will be used to refinance certain other outstanding debt and for other general corporate purposes. Borrowings under this term loan bear interest at (0.18)% per annum, which is payable in full at maturity. The term loan is repayable upon maturity, and the borrowings have been included as bank borrowings and current portion of long-term debt under the condensed consolidated balance sheet.
The term loan is unsecured. The term loan agreement contains customary restrictions on the ability of the Company and its subsidiaries to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of exceptions and limitations. This term loan agreement also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA, and a minimum interest coverage ratio, as defined therein, during its term. As of December 31, 2021, the Company was in compliance with the covenants under the term loan agreement.

7.  INTEREST AND OTHER, NET
Interest and other, net for the three and nine-month periods ended December 31, 2021 and December 31, 2020 are primarily composed of the following:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(In millions)
Interest expenses on debt obligations	$38	$40	$113	$111
Interest income	(3)	(4)	(11)	(10)
Equity in earnings on investments	(30)	(49)	(52)	(64)
Brazil tax credit (1)	(1)	—	(150)	—
____________________________________________________________
(1)During the nine-month period ended December 31, 2021, the Company recognized a $150 million gain related to a certain tax credit upon approval of a "Credit Habilitation" request by the relevant Brazil tax authorities. Refer to note 13 to the condensed consolidated financial statements for further information.

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
As of December 31, 2021, the aggregate notional amount of the Company’s outstanding foreign currency derivative contracts was $11.2 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In millions)
Cash Flow Hedges
CNY	3,458	—	$543	$—
HUF	141,043	—	438	—
JPY	33,525	—	300	—
MXN	6,660	—	324	—
MYR	461	226	110	54
Other	N/A	N/A	272	62
			1,987	116
Other Foreign Currency Contracts
BRL	—	647	—	114
CAD	98	61	77	48
CNY	5,378	1,843	840	290
EUR	2,548	2,355	2,893	2,674
GBP	66	89	89	120
HUF	59,796	48,268	183	148
ILS	318	25	102	8
MXN	7,605	5,731	370	279
MYR	958	305	229	73
SEK	642	736	71	81
SGD	105	58	77	43
Other	N/A	N/A	216	106
			5,147	3,984

Total Notional Contract Value in USD			$7,134	$4,100
As of December 31, 2021, the fair value of the Company’s short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the condensed consolidated statements of operations. As of December 31, 2021 and March 31, 2021, the Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. Deferred loss was $22.9 million as of December 31, 2021, and is expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations primarily over the next twelve-month period, except for the USD JPY cross currency swap, and the USD HUF cross currency swaps, which are further discussed below.
The Company entered into a USD JPY cross currency swap to hedge the foreign currency risk on the JPY term loan due April 2024, and the fair value of the cross currency swap was included in other liabilities as of December 31, 2021. Additionally, the Company entered into USD HUF cross currency swaps to hedge the foreign currency risk on the HUF bonds due December 2031, and the fair value of the cross currency swaps was included in other liabilities as of December 31, 2021. The changes in fair value of both the USD JPY cross currency swap and the USD HUF cross currency swaps are reported in accumulated other comprehensive loss, with the impact of the excluded component reported in interest and other, net. In addition, corresponding amounts are reclassified out of accumulated other comprehensive loss to interest and other, net to offset the remeasurement of the underlying JPY loan principal and HUF bond principal, which also impact the same line.

The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2021	March 31, 2021	Balance Sheet Location	December 31, 2021	March 31, 2021
	(In millions)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$19	$23	Other current liabilities	$19	$16
Foreign currency contracts	Other assets	$—	$5	Other liabilities	$37	$—

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$19	$31	Other current liabilities	$11	$32
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

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	December 31, 2021			December 31, 2020
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Beginning balance	$(49)	$(88)	$(137)	$(45)	$(88)	$(133)
Other comprehensive gain (loss) before reclassifications	(27)	(14)	(41)	43	42	85
Net (gains) losses reclassified from accumulated other comprehensive loss	14	6	20	(14)	—	(14)
Net current-period other comprehensive gain (loss)	(13)	(8)	(21)	29	42	71
Ending balance	$(62)	$(96)	$(158)	$(16)	$(46)	$(62)

	Nine-Month Periods Ended
	December 31, 2021			December 31, 2020
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Beginning balance	$(42)	$(77)	$(119)	$(82)	$(133)	$(215)
Other comprehensive gain (loss) before reclassifications	(20)	(24)	(44)	73	87	160
Net (gains) losses reclassified from accumulated other comprehensive loss	—	5	5	(7)	—	(7)
Net current-period other comprehensive gain (loss)	(20)	(19)	(39)	66	87	153
Ending balance	$(62)	$(96)	$(158)	$(16)	$(46)	$(62)
Substantially all unrealized losses and gains relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three and nine-month periods ended December 31, 2021 were recognized as a component of cost of sales in the condensed consolidated statement of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges.

10.  TRADE RECEIVABLES SECURITIZATION
The Company sells trade receivables under two asset-backed securitization programs and an accounts receivable factoring program.
Asset-Backed Securitization Programs
The Company sells designated pools of trade receivables under its Global Asset-Backed Securitization Agreement (the “Global Program”) and its North American Asset-Backed Securitization Agreement (the “North American Program,” and together with the Global Program, the “ABS Programs”) to affiliated special purpose entities, each of which in turn sells a fraction of the receivables to unaffiliated financial institutions, based on the Company's requirements. Under these programs, the entire purchase price of sold receivables is paid in cash. The ABS Programs contain guarantees of payment by the special purpose entities, in amounts equal to approximately the net cash proceeds under the programs, and are collateralized by certain receivables held by the special purpose entities. The fair value of the guarantee obligation was zero as of December 31, 2021 and March 31, 2021, respectively. The accounts receivable balances sold under the ABS Programs were removed from the condensed consolidated balance sheets and the cash proceeds received by the Company were included as cash provided by operating activities in the condensed consolidated statements of cash flows.
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
The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.1% to 0.5% of serviced receivables per annum. Servicing fees recognized during the nine-month periods ended December 31, 2021 and December 31, 2020 were not material and are included in interest and other, net within the condensed consolidated statements of operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized.
As of December 31, 2021 and March 31, 2021, no accounts receivable had been sold under the ABS programs.
For the nine-month periods ended December 31, 2020, cash flows from sales of receivables from the special purpose entities to unaffiliated financial institutions, consisted of approximately $0.6 billion, for transfers of receivables. The Company's cash flows from transfers of receivables in fiscal year 2021 consisted primarily of proceeds from collections reinvested in revolving-period transfers. Cash flows from new transfers were not significant for all periods presented.

Trade Accounts Receivable Sale Programs
The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $0.4 billion and $0.2 billion as of December 31, 2021 and March 31, 2021, respectively. For the nine-month periods ended December 31, 2021 and December 31, 2020, total accounts receivable sold to certain third-party banking institutions was approximately $1.0 billion and $0.6 billion, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received was included as cash provided by operating activities in the condensed consolidated statements of cash flows.

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
Level 1 - Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. There were no balances classified as level 1 in the fair value hierarchy as of December 31, 2021 and March 31, 2021.
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
The Company has accrued for contingent consideration in connection with its business acquisitions as applicable, which is measured at fair value based on certain internal models and unobservable inputs. There were no contingent consideration liabilities outstanding as of December 31, 2021 and March 31, 2021.
There were no transfers between levels in the fair value hierarchy during the nine-month periods ended December 31, 2021 and December 31, 2020.

Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and March 31, 2021:

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$1,620	$—	$1,620
Foreign currency contracts (Note 8)	—	38	—	38
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	45	—	45
Liabilities:
Foreign currency contracts (Note 8)	$—	$(67)	$—	$(67)

	Fair Value Measurements as of March 31, 2021
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$1,507	$—	$1,507
Foreign currency contracts (Note 8)	—	59	—	59
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	48	—	48
Liabilities:				0
Foreign currency contracts (Note 8)	$—	$(48)	$—	$(48)
Other financial instruments
The following table presents the Company’s major debts not carried at fair value:

	As of December 31, 2021		As of March 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In millions)
5.000% Notes due February 2023	$500	$521	$500	$537	Level 1
Term Loan due April 2024 - three-month Yen LIBOR plus 0.500%	292	292	305	305	Level 2
4.750% Notes due June 2025	598	651	598	670	Level 1
3.750% Notes due February 2026	691	738	694	756	Level 1
4.875% Notes due June 2029	660	747	661	756	Level 1
4.875% Notes due May 2030	691	785	694	800	Level 1
Euro Term Loans	560	560	168	168	Level 2
3.600% HUF Bonds due December 2031	306	306	—	—	Level 2
India Facilities	117	117	133	133	Level 2
The Notes due February 2023, June 2025, February 2026, June 2029 and May 2030 are valued based on broker trading prices in active markets.
The Company values its Term Loan due April 2024, India Facilities, Euro Term Loans, and HUF Bond based on the current market rate, and as of December 31, 2021, the carrying amounts approximate fair values.

12. BUSINESS ACQUISITION
Acquisition of Anord Mardix
On December 1, 2021, the Company completed the business acquisition of Anord Mardix, a global leader in critical power solutions for an initial purchase consideration of $522.5 million, net of $25.1 million cash acquired, with an additional $16.5 million deferred purchase price to be paid out in the fourth quarter of fiscal year 2022 together with additional working capital adjustments, for a total purchase consideration of $539 million. The acquisition adds to the Company's portfolio of Power products and expands its offering in the data center market. For reporting purposes, Anord Mardix is included in the Industrial reporting unit within the FRS segment. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. The results of operations of the acquisition were included in the Company’s condensed consolidated financial results beginning on the date of acquisition, and the total amount of net income and revenue were immaterial to the Company's condensed consolidated financial results for the three-month and nine-month periods ended December 31, 2021.
The following represents the Company's allocation of the total purchase price to the acquired assets and liabilities of Anord Mardix (in millions):

Current assets	$134
Property and equipment	14
Operating lease right-of-use assets	34
Intangible assets	263
Goodwill	271
Total assets	$716

Current liabilities	$97
Operating lease liabilities, non-current	31
Deferred tax liabilities	49
Total aggregate purchase price	$539
The intangible assets of $263.0 million is comprised of customer related intangible assets of $143.0 million and licenses and other intangible assets such as trade names and patented technology of $120.0 million. Customer related assets are amortized over a weighted-average estimated useful life of 8.5 years while licensed and other intangibles are amortized over a weighted-average estimated useful life of 8.9 years.
Pro-forma results of operations have not been presented because the effects were not material to the Company’s condensed consolidated financial results for all periods presented.
The Company is in the process of evaluating the fair value of the assets and liabilities related to this acquisition. Additional information, which existed as of the acquisition date, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the date of acquisition. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill during the respective measurement periods.

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
On May 8, 2018, a putative class action was filed in the Northern District of California against the Company and certain officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, alleging misstatements and/or omissions in certain of the Company’s financial results, press releases and SEC filings made during the putative class period of January 26, 2017 through April 26, 2018. On October 1, 2018, the Court appointed lead plaintiff and lead plaintiff’s counsel in the case. On November 28, 2018, lead plaintiff filed an amended complaint alleging misstatements and/or omissions in certain of the Company’s SEC filings, press releases, earnings calls, and analyst and investor conferences and expanding the putative class period through October 25, 2018. On April 3, 2019, the Court vacated its prior order appointing lead plaintiff and lead plaintiff’s counsel and reopened the lead plaintiff appointment process. On September 26, 2019, the Court appointed a new lead plaintiff, National Elevator Industry Pension Fund, and lead plaintiff’s counsel in the case. On November 8, 2019, lead plaintiff filed a further amended complaint. On December 4, 2019, defendants filed a motion to dismiss the amended complaint. On May 29, 2020, the Court granted defendants’ motion to dismiss without prejudice and gave lead plaintiff 30 days to amend. On June 29, 2020, lead plaintiff filed a further amended complaint. On July 27, 2020, defendants filed a motion to dismiss the amended complaint. On December 10, 2020, the Court granted defendants’ motion to dismiss with prejudice and entered judgment in favor of defendants. On January 7, 2021, lead plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals. On May 19, 2021, lead plaintiff filed its opening appeal brief, on July 19, 2021, defendants filed their answering brief, and on September 8, 2021, lead plaintiff filed its reply brief. The Court of Appeals heard oral argument on December 8, 2021. On December 21, 2021, the Court of Appeals affirmed the dismissal with prejudice of the case. The Court of Appeals’ decision took effect on January 12, 2022.
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

One of the Company's Brazilian subsidiaries has received assessments for certain sales and import taxes. There were originally six tax assessments totaling the updated amount of 373.7 million Brazilian reals (approximately USD $65.8 million based on the exchange rate as of December 31, 2021). Five of the assessments are in various stages of the review process at the administrative level; the Company successfully defeated one of the six assessments in September 2019 (totaling approximately the updated amount of 60.6 million Brazilian reals or USD $10.7 million); that assessment remains subject to appeal and no tax proceeding has been finalized yet. The Company was unsuccessful at the administrative level for one of the assessments and filed an annulment action in federal court in Brasilia, Brazil on March 23, 2020; the updated value of that assessment is 33.9 million Brazilian reals (approximately USD $6.0 million). The Company believes there is no legal basis for any of these assessments and that it has meritorious defenses. The Company will continue to vigorously oppose all of these assessments, as well as any future assessments. The Company does not expect final judicial determination on any of these claims in the next four years.
On February 14, 2019, the Company submitted an initial notification of voluntary disclosure to the U.S. Department of the Treasury, Office of Foreign Assets Control ("OFAC") regarding possible noncompliance with U.S. economic sanctions requirements among certain non-U.S. Flex-affiliated operations. On September 28, 2020, the Company made a submission to OFAC that completed the Company’s voluntary disclosure based on the results of an internal investigation regarding the matter. On June 11, 2021, the Company notified OFAC that it had identified possible additional relevant transactions at one non-U.S. Flex-affiliated operation. The Company submitted an update to OFAC on November 16, 2021 reporting on the results of its review of those transactions. The Company intends to continue to cooperate fully with OFAC in this matter going forward. Nonetheless, it is reasonably possible that the Company could be subject to penalties that could have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
A different foreign Tax Authority had issued a letter against one of the Company’s legal entities asserting that the entity did not meet the qualification criteria for tax holiday status for fiscal year 2006 through fiscal year 2013. The asserted additional tax and penalty is approximately $80.0 million. The Company disagreed with the Tax Authority’s assertion but agreed with the Tax Authority to settle the issue for an immaterial amount. This immaterial amount was accrued for during the fourth quarter of fiscal year 2021 and has been fully paid during the current quarter with no additional amounts owed.
As the final resolutions of the above outstanding tax items remain uncertain, the Company continues to provide for the uncertain tax positions based on the more likely than not standard. While the resolution of the issues may result in tax liabilities, interest and penalties, which may be significantly higher than the amounts accrued for these matters, management currently believes that the resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
In November 2019, the Company received a favorable ruling from the Brazilian Supreme Court in a case against the Brazilian tax authorities regarding the right to exclude the value of a state tax referred to as ICMS from the calculation of a federal operational tax basis referred to as PIS/COFINS. The ruling allowed the Company the right to recover amounts unduly paid from February 2003 to December 2019. As a result, the Company recorded an immaterial gain in fiscal year 2020 for the recovery of taxes. The Receita Federal, a tax authority in Brazil, filed a Motion of Clarification on a leading case with the Brazilian Supreme Court previously in 2017 and in May 2021, the Brazilian Supreme Court ruled in favor of the taxpayers and specifically clarified that the ICMS taxes to be excluded from the PIS/COFINS tax basis are to be based on the amount stated on the sales invoice irrespective of any further discounts received from the state. As a result of this ruling, which further reinforced the favorable ruling received in November 2019, the Company initiated the request for "Credit Habilitation" with the tax authorities in June 2021 to request additional PIS/COFINS credit in the amount of 776.7 million Brazilian reals (approximately USD $154.8 million based on the exchange rate as of July 2, 2021). However, the nature of the Company's credits requested for Habilitation were not specifically addressed by the May 2021 ruling, and accordingly there remained uncertainty regarding the Company’s ability to recognize these credits. The Company considered the recognition of these credits to be a contingent gain in accordance with ASC 450, Contingencies, and did not record a gain for such credits in the three-month period ended July 2, 2021 as it had not resolved all contingencies to conclude a realized or realizable amount. In September 2021, the Credit Habilitation request was approved by the tax authorities and the Company recognized a gain of 809.6 million Brazilian reals (approximately USD $149.3 million based on the exchange rate as of October 1, 2021) included in interest and other, net in the condensed consolidated statements of operations for the three and six-month periods ended October 1, 2021. The total gain recorded included credits from February 2003 to September 2021, net of additional taxes, as the Credit Habilitation received covering the period from February 2003 to December 2019 resolved any uncertainty regarding the Company's ability to claim such credits. This gain is non-cash and can only be used to offset certain current and future tax obligations. During the three-month period ended December 31, 2021, the Company updated its plan regarding the utilization of these credits and expects to utilize the remaining 598.8 million Brazilian reals (approximately USD $105.4 million based on the exchange rate as of December 31, 2021) of credits in the next twelve months based on the latest tax strategy. Accordingly the remaining balance is included in other current assets as of December 31, 2021.
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

14.  SHARE REPURCHASES
During the three and nine-month periods ended December 31, 2021, the Company repurchased 5.0 million and 32.0 million shares at an aggregate purchase price of $90.0 million and $580.3 million, respectively, and retired all of these shares.
Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $1.0 billion in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of Annual General Meeting held on August 4, 2021. As of December 31, 2021, shares in the aggregate amount of $600.9 million were available to be repurchased under the current plan.

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
Selected financial information by segment is in the table below.

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(In millions)
Net sales:
Flex Agility Solutions	$3,581	$3,834	$10,450	$10,063
Flex Reliability Solutions	3,038	2,886	8,740	7,795
	$6,619	$6,720	$19,190	$17,858
Segment income and reconciliation of operating income:
Flex Agility Solutions	$163	$153	$453	$313
Flex Reliability Solutions	154	178	475	472
Corporate and Other	(19)	(20)	(54)	(64)
Total segment income	298	311	874	721
Reconciling items:
Intangible amortization	15	16	45	47
Stock-based compensation	25	25	69	62
Restructuring charges	2	30	10	75
Legal and other (1)	5	—	5	25
Operating income	$251	$240	$745	$512

(1)Legal and other consists of costs not directly related to core business results and may include matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims and other issues on a global basis as well as acquisition related costs and customer related asset recoveries. During the third quarter of fiscal year 2022, the Company incurred $4.8 million in acquisition-related costs related to the acquisition of Anord Mardix. During the first quarter of fiscal year 2021, the Company accrued for certain loss contingencies where losses are considered probable and estimable.
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

16. SUBSEQUENT EVENTS
Issuance and Sale of Series A Preferred Units of Nextracker
On February 1, 2022, affiliates of the Company entered into a purchase agreement (the “Purchase Agreement”) with TPG Rise Flash, L.P., a Delaware limited partnership, which is managed or advised by TPG Rise Climate, TPG, Inc.’s dedicated renewables and climate investing fund (“TPG Rise”), for the sale of 500,000 Series A Preferred Units (the “Preferred Units”) in Nextracker LLC (“Nextracker LLC” or “Nextracker”) for an aggregate purchase price of $500 million (the “Preferred Sale”). TPG Rise’s investment in approximately 16.7% of Nextracker LLC reflects an implied value for Nextracker LLC as of the date of the investment of $3.0 billion.
Dividends. The Preferred Units have a dividend rate of 5% per annum, payable semi-annually, up to 100% of which (less an amount necessary to fund TPG Rise’s tax obligations) may be payable in kind during the first two years following the closing of the Preferred Sale, and 50% of which may be payable in kind thereafter.
Conversion Ratio. The Preferred Units will be automatically converted into common units of Nextracker LLC upon a qualified initial public offering (a “Qualified Public Offering”) and TPG Rise may elect to convert the Preferred Units into common units of Nextracker LLC at any time after March 31, 2023. Subject to certain exceptions, for any mandatory or optional conversion, the conversion ratio for each Preferred Unit will be based on a deemed value of Nextracker LLC equal to the lesser of $3.0 billion and the implied equity valuation of Nextracker LLC determined by the underwriters engaged in connection with a Qualified Public Offering. If a Qualified Public Offering occurs by March 31, 2023 with an implied equity valuation greater than $3.75 billion, then the conversion ratio will be adjusted upwards based on a deemed value of Nextracker LLC equal to $3.2 billion. If a Qualified Public Offering occurs after March 31, 2023 with an implied equity valuation between $2.7 billion and $3.0 billion, then the conversion ratio will be based on a deemed value of Nextracker LLC equal to $3.0 billion. If a Qualified Public Offering occurs after March 31, 2023 with an implied equity valuation of less than $2.7 billion, then the conversion ratio will be based on a deemed value equal to the implied equity valuation of Nextracker LLC in the Qualified Public Offering divided by 90%. If TPG Rise elects to convert the Preferred Units prior to an initial public offering, the conversion ratio shall be based on a deemed value of Nextracker LLC equal to $3.0 billion.
Repurchase. At TPG Rise’s election, the Company is required to repurchase all of the outstanding Preferred Units at their liquidation preference, which shall include all contributed but unreturned capital plus accrued but unpaid dividends, at the earlier of certain change in control events and February 2, 2028. Additionally, if Nextracker has not completed a Qualified Public Offering prior to February 2, 2027, then TPG Rise may cause the Company to repurchase all of the outstanding Preferred Units at their fair market value (determined by a mutually agreeable third-party appraiser).
Voting Rights. The Preferred Units will vote together with the common units of Nextracker as a single class in all matters that are subject to a vote by common unitholders. In connection with the Preferred Sale, TPG Rise has the right to designate two members of the Board of Nextracker LLC; if, however, TPG Rise owns Preferred Units or common units of Nextracker LLC with a fully diluted ownership percentage of less than 10% but more than 5%, the number of Board members that TPG Rise will be entitled to designate will be reduced to one. So long as at least 51% of the Preferred Units remain outstanding, the consent of the holders of the Preferred Units must be obtained prior to taking certain actions regarding Nextracker LLC, including, but not limited to, changes to the terms of the Preferred Units that adversely affect the rights of holders of the Preferred Units, certain incurrences of indebtedness by Nextracker, certain capital expenditures, acquisitions or dispositions by Nextracker, and changes to the Board and management of Nextracker.

Conversion to Limited Liability Company. In connection with the Preferred Sale, Nextracker Inc. (the predecessor to Nextracker LLC) was converted to a limited liability company and will remain a subsidiary of the Company until the disposition of a majority of the securities of Nextracker LLC, in an initial public offering and/or other corporate transaction. The conversion of Nextracker Inc. is intended to facilitate an initial public offering in the future through what is commonly referred to as an umbrella partnership-C Corporation or an “Up-C” structure.
Separation and Transition Services Agreements. At the closing of the Preferred Sale, the Company, Flextronics International USA, Inc. and Nextracker LLC entered into a separation agreement and a transition services agreement to formally separate the operations of the businesses. The Company will report the Nextracker business as a separate operating and reportable segment for the fiscal year ending March 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise specifically stated, references in this report to “Flex,” “the Company,” “we,” “us,” “our” and similar terms mean Flex Ltd., and its subsidiaries.
This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those risks and uncertainties discussed in this section, as well as any risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this report on Form 10-Q, and in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 as well as the risks and uncertainties disclosed in our press release dated February 2, 2022 regarding our recent sale of preferred units in our Nextracker business which press release was filed on Form 8-K, dated February 2, 2022. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

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
Update on the Impact of COVID-19 on our Business
With the second wave of the pandemic including follow-on variants of COVID-19, there have been renewed disease control measures being taken to limit the spread including movement bans and shelter-in-place orders. We continue to closely monitor the situation in all the locations where we operate. Our priority remains the welfare of our employees. In addition, our end markets continue to be impacted by the global supply chain disruptions. Component shortages and logistical constraints are pervasive across the entire value chain. COVID-19 related restrictions also contributed to a declining workforce, including at ports and warehouses, as well as creating driver shortages around the world. We expect persistent waves of COVID-19 to remain a headwind into the near future. Component shortages and significantly increased logistic costs are also expected to persist at least in the near future as we are continuing to see increasing supply constraints and costs. Refer to “Risk Factors - The ongoing COVID-19 pandemic has materially and adversely affected our business and results of operations. The duration and extent to which it will continue to adversely impact our business and results of operations remains uncertain and could be material.” as disclosed in Part II, “Item 1A. Risk Factors.”
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
On February 1, 2022, affiliates of ours entered into a purchase agreement (the “Purchase Agreement”) with TPG Rise Flash, L.P., a Delaware limited partnership, which is managed or advised by TPG Rise Climate, TPG, Inc.’s dedicated renewables and climate investing fund (“TPG Rise”), for the sale of 500,000 Series A Preferred Units (the “Preferred Units”) in Nextracker LLC for an aggregate purchase price of $500 million (the “Preferred Sale”). TPG Rise’s investment in approximately 16.7% of Nextracker LLC reflects an implied value for Nextracker LLC as of the date of the investment of $3.0 billion. See Note 16 to the condensed consolidated financial statements for further information.
This Quarterly Report on Form 10-Q for the third quarter ended December 31, 2021 does not constitute an offer to sell or a solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

Business Overview
We are one of the world's largest providers of global supply chain solutions, with revenues of $19.2 billion for the nine-month period ended December 31, 2021 and $24.1 billion in fiscal year 2021. We have established an extensive network of manufacturing facilities in the world's major consumer and enterprise markets (Asia, the Americas, and Europe) to serve the growing outsourcing needs of both multinational and regional customers. We design, build, ship, and service consumer and enterprise products for our customers through a network of over 100 facilities in approximately 30 countries across four continents. The following tables set forth the relative percentages and dollar amounts of net sales by region and by country, and net property and equipment by country, based on the location of our manufacturing sites (amounts may not sum due to rounding):

	Three-Month Periods Ended				Nine-Month Periods Ended
	December 31, 2021		December 31, 2020		December 31, 2021		December 31, 2020
	(In millions)
Net sales by region:
Americas	$2,681	41%	$2,562	38%	$7,865	41%	$7,119	40%
Asia	2,548	38%	2,695	40%	7,260	38%	6,985	39%
Europe	1,390	21%	1,463	22%	4,065	21%	3,754	21%
	$6,619		$6,720		$19,190		$17,858

Net sales by country:
China	$1,598	24%	$1,721	26%	$4,676	24%	$4,631	26%
Mexico	1,250	19%	1,177	18%	3,710	19%	3,237	18%
U.S.	849	13%	964	14%	2,571	13%	2,728	15%
Brazil	568	9%	405	6%	1,533	8%	1,116	6%
Malaysia	527	8%	459	7%	1,350	7%	1,191	7%
Hungary	265	4%	385	6%	912	5%	942	5%
Other	1,562	23%	1,609	23%	4,438	24%	4,013	23%
	$6,619		$6,720		$19,190		$17,858

	As of		As of
Property and equipment, net:	December 31, 2021		March 31, 2021
	(In millions)
Mexico	$593	28%	$553	26%
U.S.	361	17%	361	17%
China	302	14%	331	16%
India	136	6%	166	8%
Hungary	114	5%	105	5%
Malaysia	110	5%	106	5%
Other	496	25%	475	23%
	$2,112		$2,097
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

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	92.6	92.8	92.6	93.5
Gross profit	7.4	7.2	7.4	6.5
Selling, general and administrative expenses	3.4	3.3	3.3	3.5
Intangible amortization	0.3	0.2	0.2	0.3
Operating income	3.7	3.7	3.9	2.7
Interest and other, net	0.1	0.1	(0.5)	0.3
Income before income taxes	3.6	3.6	4.4	2.4
Provision for income taxes	0.2	0.4	0.4	0.5
Net income	3.4%	3.2%	4.0%	1.9%
Net sales
The following table sets forth our net sales by segment, and their relative percentages:

	Three-Month Periods Ended				Nine-Month Periods Ended
	December 31, 2021		December 31, 2020		December 31, 2021		December 31, 2020
	(In millions)
Net sales:
Flex Agility Solutions	$3,581	54%	$3,834	57%	$10,450	54%	$10,063	56%
Flex Reliability Solutions	3,038	46%	2,886	43%	8,740	46%	7,795	44%
	$6,619		$6,720		$19,190		$17,858

Net sales during the three-month period ended December 31, 2021 totaled $6.6 billion, representing a decrease of approximately $0.1 billion, or 2% from $6.7 billion during the three-month period ended December 31, 2020. Net sales for our FAS segment decreased approximately $0.3 billion, or 7% from the three-month period ended December 31, 2020, primarily driven by a 23% year-over-year decrease in our Consumer Devices, due to a planned project completion, and a mid-single-digit decline in our CEC businesses due to impacts from COVID-19 outlined above and specifically related to scarcity of component and raw materials and logistics constraints. This was partially offset by low-single digit growth in our Lifestyle business. Net sales for our FRS segment increased approximately $0.2 billion, or 5% from the three-month period ended December 31, 2020, primarily driven by mid-teens year-over-year growth in our Industrial business led by customer ramps and strong demand in key areas including electric vehicles (EV) charging and renewables, semicap, and robotics. This growth was tempered by a mid-single digit decline in our Automotive business due to impacts from COVID-19 outlined above and specifically related to scarcity of component constraints, and a low-single digit decline in Health Solutions due to a higher comparable that benefited from strong COVID-19 related business. Net sales decreased $0.1 billion, down to $2.5 billion in Asia, and $0.1 billion down to $1.4 billion in Europe, offset by a $0.1 billion increase to $2.7 billion in the Americas.
Net sales during the nine-month period ended December 31, 2021 totaled $19.2 billion, representing an increase of approximately $1.3 billion, or 7% from $17.9 billion during the nine-month period ended December 31, 2020. Net sales for our FAS segment increased $0.4 billion, or 4% from the nine-month period ended December 31, 2020, primarily driven by an increase in our Lifestyle business and to a lesser extent an increase in our Consumer Devices business. These increases were driven by a lesser impact from COVID-19 production pressure during the current year versus the prior year, coupled with new ramps, customer expansions and continued recoveries in consumer spending, offset to some extent by the scarcity of components and raw material and logistics constraints noted above. The increases noted in FAS during the nine-month period ended December 31, 2021 were partially offset by a decrease in our CEC business primarily due to component shortages. Net sales for our FRS segment increased approximately $0.9 billion, or 12% from the nine-month period ended December 31, 2020, primarily due to an increase in our Industrial business, as a result of customer ramps and strong demand in EV charging and renewables, semicap, and robotics. In addition, net sales for our Automotive business increased due to depressed automotive sales from factory shutdowns in the first quarter of fiscal year 2021. The increase in our Automotive business was partially constrained by component shortages and OEM plant shutdowns during the nine-month period ended December 31, 2021. Net sales increased across all regions with a $0.7 billion increase to $7.9 billion in the Americas, a $0.3 billion increase to $7.3 billion in Asia, and a $0.3 billion increase to $4.1 billion in Europe.

Our ten largest customers during the three and nine-month periods ended December 31, 2021 accounted for approximately 35% of net sales. Our ten largest customers, during the three and nine-month periods ended December 31, 2020, accounted for approximately 36% and 37% of net sales, respectively. No customer accounted for more than 10% of net sales during the three and nine-month periods ended December 31, 2021 or December 31, 2020.
Cost of sales
Cost of sales is affected by a number of factors, including the number and size of new manufacturing programs, product mix, labor cost fluctuations by region, component costs and availability and capacity utilization.
Cost of sales during the three-month period ended December 31, 2021 totaled $6.1 billion, representing a decrease of approximately $0.1 billion, or 1% from $6.2 billion during the three-month period ended December 31, 2020. The lower cost of sales for the three-month period ended December 31, 2021 was primarily driven by decreased consolidated sales of $0.1 billion. Cost of sales in FAS for the three-month period ended December 31, 2021 decreased approximately 7%, or $0.3 billion from the three-month period ended December 31, 2020, which is aligned with the overall 7% decrease in FAS revenue during the same period primarily as a result of lower revenue in our Consumer Devices and CEC businesses. Cost of sales in FRS for the three-month period ended December 31, 2021 increased 7%, or $0.2 billion from the three-month period ended December 31, 2020, which is slightly higher than the overall 5% increase in FRS revenue during the same period primarily due to continued increases in freight and logistics costs impacting our Industrial business.
Cost of sales during the nine-month period ended December 31, 2021 totaled $17.8 billion, representing an increase of approximately $1.1 billion, or 6% from $16.7 billion during the nine-month period ended December 31, 2020. The increase in cost of sales for the nine-month period ended December 31, 2021 was primarily driven by the increased consolidated sales of $1.3 billion during the same period.
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
Gross profit during the three-month period ended December 31, 2021 remained relatively flat at $0.5 billion, or 7.4% of net sales, and $0.5 billion, or 7.2% of net sales, during the three-month period ended December 31, 2020. Gross margin improved 20 basis points during the same period despite certain COVID-19 disruptions, industry-wide component shortages and cost pressures on logistics in the three-month period ended December 31, 2021. The increase in gross margin during the current period resulted primarily from the overall stronger cost discipline focused on driving further productivity improvements, coupled with continued improvement in the mix of our business, benefits from prior restructuring activities and a lower direct and incremental impact from COVID-19 compared to the prior year period.
Gross profit during the nine-month period ended December 31, 2021 increased $0.2 billion to $1.4 billion, or 7.4% of net sales, from $1.2 billion, or 6.5% of net sales, during the nine-month period ended December 31, 2020. Gross margin improved 90 basis points during the same period due to the same factors noted above in the three-month periods discussion coupled with stronger demand in our Automotive business.
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
The following table sets forth segment income and margins:

	Three-Month Periods Ended				Nine-Month Periods Ended
	December 31, 2021		December 31, 2020		December 31, 2021		December 31, 2020
	(In millions)
Segment income:
Flex Agility Solutions	$163	4.6%	$153	4.0%	$453	4.3%	$313	3.1%
Flex Reliability Solutions	154	5.1%	178	6.2%	475	5.4%	472	6.1%
FAS segment margin increased 60 basis points, to 4.6% for the three-month period ended December 31, 2021, from 4.0% for the three-month period ended December 31, 2020 and 120 basis points, to 4.3% for the nine-month period ended December 31, 2021, from 3.1% for the nine-month period ended December 31, 2020. The margin increase was driven by disciplined cost management and improved efficiencies as noted above, partially offset by the elevated costs due to component shortages and logistics constraints across all of our end markets.
FRS segment margin decreased 110 basis points, to 5.1% for the three-month period ended December 31, 2021, from 6.2% for the three-month period ended December 31, 2020. The margin decrease in FRS was primarily driven by production disruptions in our Automotive business, as well as continued freight and logistics cost headwinds impacting our Industrial business during the three-month period ended December 31, 2021. FRS segment margin decreased 70 basis points, to 5.4% for the nine-month period ended December 31, 2021, from 6.1% for the nine-month period ended December 31, 2020. The decrease in FRS segment margin during the nine-month period is primarily due to the continued freight and logistics constraints impacting our Industrial business.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) was $0.2 billion, or 3.4% of net sales, during the three-month period ended December 31, 2021, increasing $2 million from $0.2 billion, or 3.3% of net sales, during the three-month period ended December 31, 2020. SG&A was $0.6 billion, or 3.3% of net sales, during the nine-month period ended December 31, 2021, increasing $20 million from $0.6 billion, or 3.5% of net sales, during the nine-month period ended December 31, 2020, which reflects our enhanced cost control efforts to support higher revenue growth while keeping our SG&A expenses relatively flat.
Intangible amortization
Amortization of intangible assets marginally declined to $15 million during the three-month period ended December 31, 2021, from $16 million for the three-month period ended December 31, 2020, and declined to $45 million during the nine-month period ended December 31, 2021, from $47 million for the nine-month period ended December 31, 2020, primarily due to certain intangibles now being fully amortized offset by one month of amortization expense related to new intangible assets from the Anord Mardix acquisition in December 2021.
Interest and other, net
Interest and other, net remained relatively flat and was an expense of $8 million and $7 million during the three-month period ended December 31, 2021 and the three-month period ended December 31, 2020, respectively.
Interest and other, net was income of $103 million during the nine-month period ended December 31, 2021 compared to an expense of $58 million during the nine-month period ended December 31, 2020, primarily driven by a $150 million gain related to a certain tax credit recorded upon approval of a "Credit Habilitation" request by the relevant Brazil tax authorities. This is a non-cash gain which will be used to offset certain current and future tax obligations. Refer to note 13 to the condensed consolidated financial statements for further detail.
Income taxes
Certain of our subsidiaries, at various times, have been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to note 14, “Income Taxes” of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 for further discussion.
The consolidated effective tax rate was 7% and 9% for the three and nine-month periods ended December 31, 2021, and 11% and 18% for the three and nine-month periods ended December 31, 2020, respectively. The effective rate varies from the Singapore statutory rate of 17% as a result of recognition of earnings in different jurisdictions (we generate most of our revenues and profits from operations outside of Singapore), operating loss carryforwards, income tax credits, release of previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effect of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, Costa Rica, the Netherlands and Israel. The effective tax rate for the three and nine-month periods ended December 31, 2021 is lower than the effective tax rate for the three-month and nine-month periods ended December 31, 2020, primarily due to a $16.8 million release of a previously established valuation allowance on deferred tax assets because of the recognition of $16.8 million in net deferred tax liability recorded in connection with the Anord Mardix acquisition.

LIQUIDITY AND CAPITAL RESOURCES
In response to the recent challenging environment following the COVID-19 pandemic, we continuously evaluate our ability to meet our obligations over the next 12 months and have proactively reset our capital structure during these times to improve maturities and liquidity. As a result, we expect that our current financial condition, including our liquidity sources are adequate to fund current and future commitments. As of December 31, 2021, we had cash and cash equivalents of approximately $2.6 billion and bank and other borrowings of approximately $4.4 billion. We have a $2.0 billion revolving credit facility that is due to mature in January 2026 (the "2026 Credit Facility"), under which we had no borrowings outstanding as of December 31, 2021. During the three-month period ended December 31, 2021, we also issued HUF 100 billion of 3.6% bonds due December 2031 (approximately $306 million, as of December 31, 2021) and borrowed €350 million under a one-year term loan (approximately $397 million as of December 31, 2021) at an interest rate of (0.18)% per annum. The proceeds of the new debt will be used to refinance certain other outstanding debt and for other general corporate purposes. Refer to note 6 to the condensed consolidated financial statement for details. As of December 31, 2021, we were in compliance with the covenants under all of our credit facilities and indentures.
Cash provided by operating activities was $0.7 billion during the nine-month period ended December 31, 2021, primarily driven by $0.8 billion of net income for the period plus $0.4 billion of non-cash charges such as depreciation, amortization, restructuring and impairment charges, and stock-based compensation offset by changes in net working capital as discussed below.
We believe net working capital ("NWC") and net working capital as a percentage of annualized net sales are key metrics that measure our liquidity. Net working capital is calculated as current quarter accounts receivable, net of allowance for doubtful accounts, plus inventories and contract assets, less accounts payable. Net working capital increased $1.0 billion to $3.9 billion as of December 31, 2021, from $2.9 billion as of March 31, 2021. This increase is primarily driven by a $2.0 billion increase in inventories due to component shortages, clear-to build constraints and logistics challenges driving up buffer stock and inventory pricing, partially offset by a $0.6 billion decrease in net receivables and a $0.7 billion increase in accounts payable. Our current quarter net working capital as a percentage of annualized net sales for the quarter ended December 31, 2021, increased to 14.5% from 11.5% of annualized net sales for the quarter ended March 31, 2021 due to component shortages and logistics constraints. We continue to see component shortages in the supply chain and logistical constraints, and although we are actively managing these impacts, we expect continued working capital pressure in the near future. We expect it will take additional time to adequately drive down our inventory levels to align with the current demand environment. We are proactively working with our partners to rebalance safety and buffer stock requirements and we have an established enterprise-wide cross-functional initiative resetting our load planning. In addition, we are pursuing alternative resources using inclusive hybrid solutions to minimize transit times and implementing operational efficiencies. Component shortages and significantly increased logistic costs are also expected to persist at least in the near future as we are continuing to see increasing supply constraints and costs. We are working diligently with our partners to secure needed parts and fulfill demand. In addition, to the extent possible, we have collaborated with our customers for working capital advances to offset the required investment in inventory. Advances from customers as of December 31, 2021 increased $0.5 billion from $0.5 billion as of March 31, 2021.
Cash used in investing activities was $0.8 billion during the nine-month period ended December 31, 2021. This was primarily driven by $0.5 billion of cash paid for the acquisition of Anord Mardix in December 2021, net of cash acquired, and $0.3 billion of net capital expenditures for property and equipment to continue expanding capabilities and capacity in support of our expanding Health Solutions, Automotive, and Industrial businesses.
We believe adjusted free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our adjusted free cash flow is defined as cash from operations, less net purchases of property and equipment to present adjusted cash flows on a consistent basis for investor transparency. During fiscal year 2021, we proactively and strategically reduced the outstanding balance of our ABS programs. As this decrease in cash flow reflected the change of our capital strategy, we added this back for our adjusted free cash flow calculation and also excluded the impact to cash flows related to certain vendor programs that is required for US GAAP presentation for fiscal year 2021. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Adjusted Free Cash Flow

subsection) of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2021 for further discussion. Our adjusted free cash flows for the nine-month period ended December 31, 2021 and December 31, 2020 was an inflow of $0.3 billion and $0.5 billion, respectively. Adjusted free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Adjusted free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Adjusted free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Nine-Month Periods Ended
	December 31, 2021	December 31, 2020
	(In millions)
Net cash provided by (used in) operating activities	$664	$(17)
Reduction in ABS levels and other	—	795
Purchases of property and equipment	(333)	(261)
Proceeds from the disposition of property and equipment	9	25
Adjusted free cash flow	$340	$542
Cash provided by financing activities was $0.1 billion during the nine-month period ended December 31, 2021, which was primarily driven by additional debt and bank borrowings of $0.7 billion (as discussed above and in note 6 to the condensed consolidated financial statements), offset by $0.6 billion of cash paid for the repurchase of our ordinary shares.
Our cash balances are generated and held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months. As of December 31, 2021, and March 31, 2021, less than half of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $1.5 billion as of March 31, 2021). Repatriation could result in an additional income tax payment; however, for the majority of our foreign entities, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.
Future liquidity needs will depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, and the levels of shipments and changes in the volumes of customer orders.
We maintain global paying services agreements with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers who elect to participate in the program. The agreements allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. The cumulative payments due to suppliers participating in the programs amounted to approximately $0.4 billion and $0.9 billion for the three and nine-month periods ended December 31, 2021, respectively, and $0.3 billion and $0.7 billion for the three and nine-month periods ended December 31, 2020, respectively. Pursuant to their agreement with one of the financial institutions, certain suppliers may elect to be paid early at their discretion. We are not always notified when our suppliers sell receivables under these programs. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.
In addition, we maintain various uncommitted short-term financing facilities including but not limited to a commercial paper program, and a revolving sale and repurchase of subordinated notes established under the securitization facility, under which there were no borrowings outstanding as of December 31, 2021.
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
Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $1 billion in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 4, 2021. During the nine-month period ended December 31, 2021, we paid $0.6 billion to repurchase shares under the current and prior repurchase plans at an average price of $18.14 per share. As of December 31, 2021, shares in the aggregate amount of $0.6 billion were available to be repurchased under the current plan.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2021.
During fiscal year 2022, we issued 3.6% HUF 100 billion bonds (approximately $306.3 million as of December 31, 2021) due December 2031, which was then swapped to U.S. dollars and we borrowed €350 million term loan (approximately $397 million as of December 31, 2021) due December 2022 with a (0.18)% interest rate.
Other than the changes discussed above, there were no material changes in our contractual obligations and commitments as of December 31, 2021.

OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2021, and March 31, 2021, the outstanding balance on receivables sold for cash was $0.4 billion and $0.2 billion, respectively, under our accounts receivable factoring program, which were removed from accounts receivable balances in our condensed consolidated balance sheets. There were no outstanding balance of receivables sold under our ABS programs as of each of the periods presented. For further information, see note 10 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the nine-month period ended December 31, 2021 as compared to the fiscal year ended March 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2021. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On May 8, 2018, a putative class action was filed in the Northern District of California against the Company and certain officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, alleging misstatements and/or omissions in certain of the Company’s financial results, press releases and SEC filings made during the putative class period of January 26, 2017 through April 26, 2018. On October 1, 2018, the Court appointed lead plaintiff and lead plaintiff’s counsel in the case. On November 28, 2018, lead plaintiff filed an amended complaint alleging misstatements and/or omissions in certain of the Company’s SEC filings, press releases, earnings calls, and analyst and investor conferences and expanding the putative class period through October 25, 2018. On April 3, 2019, the Court vacated its prior order appointing lead plaintiff and lead plaintiff’s counsel and reopened the lead plaintiff appointment process. On September 26, 2019, the Court appointed a new lead plaintiff, National Elevator Industry Pension Fund, and lead plaintiff’s counsel in the case. On November 8, 2019, lead plaintiff filed a further amended complaint. On December 4, 2019, defendants filed a motion to dismiss the amended complaint. On May 29, 2020, the Court granted defendants’ motion to dismiss without prejudice and gave lead plaintiff 30 days to amend. On June 29, 2020, lead plaintiff filed a further amended complaint. On July 27, 2020, defendants filed a motion to dismiss the amended complaint. On December 10, 2020, the Court granted defendants’ motion to dismiss with prejudice and entered judgment in favor of defendants. On January 7, 2021, lead plaintiff filed a notice of appeal to the Ninth Circuit Court of Appeals. On May 19, 2021, lead plaintiff filed its opening appeal brief, on July 19, 2021, defendants filed their answering brief, and on September 8, 2021, lead plaintiff filed its reply brief. The Court of Appeals heard oral argument on December 8, 2021. On December 21, 2021, the Court of Appeals affirmed the dismissal with prejudice of the case. The Court of Appeals’ decision took effect on January 12, 2022. Any existing or future lawsuits could be time-consuming, result in significant expense and divert the attention and resources of our management and other key employees, as well as harm our reputation, business, financial condition or results of operations.
On February 14, 2019, we submitted an initial notification of voluntary disclosure to the U.S. Department of the Treasury, Office of Foreign Assets Control ("OFAC") regarding possible noncompliance with U.S. economic sanctions requirements among certain non-U.S. Flex-affiliated operations. On September 28, 2020, we made a submission to OFAC that completed the Company’s voluntary disclosure based on the results of an internal investigation regarding the matter. On June 11, 2021, we notified OFAC that we had identified possible additional relevant transactions at one non-U.S. Flex-affiliated operation. We submitted an update to OFAC on November 16, 2021 reporting on the results of our review of those transactions. We intend to continue to cooperate fully with OFAC in this matter going forward. Nonetheless, it is reasonably possible that we could be subject to penalties that could have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our ordinary shares made by us for the period from October 2, 2021 through December 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2, 2021 - November 5, 2021	2,197,334	$18.20	2,197,334	$650,906,817
November 6, 2021 - December 3, 2021	2,757,659	$18.13	2,757,659	$600,906,785
December 4, 2021 - December 31, 2021	—	$—	—	$600,906,785
Total	4,954,993		4,954,993
(1)During the period from October 2, 2021 through December 31, 2021, all purchases were made pursuant to the programs discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)On August 4, 2021, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $1.0 billion. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of December 31, 2021, shares in the aggregate amount of $601 million were available to be repurchased under the current plan.

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

FLEX LTD.
(Registrant)

/s/ REVATHI ADVAITHI
Revathi Advaithi
Chief Executive Officer
(Principal Executive Officer)

Date:	February 4, 2022
/s/ PAUL R. LUNDSTROM
Paul R. Lundstrom
Chief Financial Officer
(Principal Financial Officer)

Date:	February 4, 2022