Form 10-K
period 2022-03-31
FLEX LTD.
filed 2022-05-20
CIK 866374

Use these links to rapidly review the document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022

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
Securities registered pursuant to Section 12(g) of the Act—NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 1, 2021, the aggregate market value of the Company's ordinary shares held by non-affiliates of the registrant was approximately $8.6 billion based upon the closing sale price as reported on the Nasdaq Global Select Market.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 16, 2022
Ordinary Shares, No Par Value	457,642,860
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement to be delivered to shareholders in connection with the Registrant's 2022 Annual General Meeting of Shareholders	Part III

PART I

FORWARD-LOOKING STATEMENTS
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
ITEM 1.    BUSINESS
OVERVIEW
Flex is the diversified manufacturing partner of choice that helps market-leading brands design, build and deliver innovative products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, Flex delivers advanced manufacturing solutions and operates one of the most trusted global supply chains, supporting the entire product lifecycle with fulfillment, after-market, and circular economy solutions for diverse industries including cloud, communications, enterprise, automotive, industrial, consumer devices, lifestyle, healthcare, and energy.
Beginning in the fourth quarter of fiscal year 2022, as a result of the sale of certain Series A preferred units in Nextracker LLC ("Nextracker LLC" or "Nextracker") to a third party and our continuing evaluation to separate our Nextracker business and consistent with how our chief operating decision maker ("CODM") allocates resources, assesses performance and makes strategic and operational decisions, Flex now reports Nextracker as a separate operating and reportable segment. Nextracker was previously included in the Industrial reporting unit within the Flex Reliability Solutions segment. Flex's three operating and reportable segments are:
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
•Flex Reliability Solutions ("FRS"), which is comprised of the following end markets:
◦Automotive, including next generation mobility, autonomous, connectivity, electrification, and smart technologies;
◦Health Solutions, including medical devices, medical equipment, and drug delivery; and
◦Industrial, including capital equipment, industrial devices, and renewables and grid edge.
•Nextracker, the leading provider of intelligent, integrated solar tracker and software solutions used in utility-scale and ground-mounted distributed generation solar projects around the world. Nextracker's products enable solar panels to follow the sun’s movement across the sky and optimize plant performance.
The FAS segment is optimized for speed to market based on a highly flexible supply and manufacturing system. The FRS segment is optimized for longer product lifecycles requiring complex ramps with specialized production models and critical environments. Nextracker provides solar tracker technologies that optimize and increase energy production while reducing costs for significant plant return on investment.
In the fourth quarter of fiscal year 2022, Flex sold $500 million of convertible preferred equity in Nextracker to TPG Rise Flash, L.P., which is managed or advised by TPG Climate, the dedicated climate investing fund of TPG’s global impact investing platform ("TPG Rise"). Through this strategic partnership and investment from TPG Rise, Nextracker will continue to expand its market leading position in solar tracking and software solutions. TPG’s experience and extensive network in renewable energy provide Nextracker a strong partner to support long-term growth.
Our customers include many of the world's leading technology, healthcare, automotive, and industrial companies. We are focused on establishing long-term relationships with our customers and have been successful in expanding relationships to incorporate additional product lines and services.
In fiscal year 2022, our ten largest customers accounted for approximately 34% of net sales. No customer accounted for greater than 10% of the Company's net sales in fiscal year 2022.
Flex believes that growth in the contract manufacturing services industry will be driven by increased complexities in products, markets, and environmental, social, and governance ("ESG") requirements. The “Digitization of Everything” is the mega-trend that is driving products—and even whole industries—to be smarter, more data-driven, and more connected. To make these next generation products, companies must integrate increasingly advanced technologies and build them at scale. Additionally, with regards to our solar business, we believe that both the attractive cost of solar generation and increasing demand for renewable energy will drive continued growth in the utility-scale solar market.
In addition to the pandemic, rising global uncertainty over the past few years including trade and tariff issues, increasing geopolitical conflict, and severe labor shortages are creating further complexity. Companies are rethinking their entire production strategies, and we are seeing a global rebalancing in sourcing and producing to maximize resiliency. Sustainability is no longer an afterthought. Businesses are being held to a much higher standard for how and where their products are sourced and produced, and, increasingly, how they are disposed.
These complexities are making it harder for companies to manage their own supply chain and manufacturing operations. They are looking for trusted partners to help them navigate this complex environment. Only a few outsourcing players have the right capabilities and scale to meet these challenges effectively and profitably. Flex is one of these partners.
STRATEGY
Flex helps its customers responsibly design and build products that create value and improve people’s lives. We do this by providing our customers with product development lifecycle services, from innovation, design, and engineering, to manufacturing, supply chain solutions, logistics, and circularity offerings. Flex’s strategy is to continue investing in areas where we can differentiate and add value, whether through engineering and design services, product technologies or developing differentiated processes and business methods. We are strengthening our abilities in software, robotics, artificial intelligence, factory automation, and other disruptive technologies. We select ethical partners and integrate the supply chain so that our customers can operate efficiently and responsibly. We are committed to investing in our employees and communities, which includes addressing critical environmental issues.
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
Markets. We focus on companies that are leaders in their industry and value our superior capabilities in design, manufacturing, and supply chain services. Flex focuses on high-growth industries and markets where we have distinctive competence and a compelling value proposition. Examples include investments in specific technologies and industries such as healthcare, automotive, industrial, and energy. Our market-focused approach to managing our business increases customers' competitiveness by leveraging our deep vertical and cross-industry expertise, as well as global scale, regional presence, and agility to respond to changes in market dynamics.
Operations. We continue to invest in maintaining a leadership position in our world-class manufacturing and services capabilities including automation, simulation tools, digitizing our factories, and implementing leading edge Industry 4.0 methodologies. We leverage our broad set of capabilities globally to provide a competitive advantage by minimizing logistics costs, manufacturing costs, and cycle times while increasing flexibility and responsiveness.
SERVICE OFFERINGS
Flex provides design, manufacturing and supply chain services through a network of over 100 locations in approximately 30 countries across four continents. We have established global scale through an extensive network of innovation labs, manufacturing operations, and services sites in the world's major consumer and enterprise products markets (Asia, the Americas, and Europe) in order to serve the supply chain needs of both multinational and regional companies. Our services provide customers with a competitive advantage by delivering leading-edge manufacturing technology, supply chain expertise, improved product quality, increased flexibility, faster time to market, and overall value. Our customers leverage our services to meet their requirements throughout their products' entire lifecycles.
We believe we have the broadest worldwide product development lifecycle capabilities in the industry, from concept design to manufacturing to aftermarket and end of life services. We believe our key competitive advantages are our people, processes, and capabilities for making products, systems, and solutions for customers:
•Time to market advantage: Our sophisticated supply chain management tools and expertise allow us to provide customers with access to real-time information that increases visibility and reduces risk throughout the entire product lifecycle. Our experience with new product introductions and manufacturing ramps provides customers with a time to market advantage.
•Broad range of services: Our full range of services include innovation and design, engineering, manufacturing, supply chain management, forward and reverse logistics, and circular economy solutions. Our deep cross-industry knowledge and multi-domain expertise accelerate the production of increasingly complex products for increasingly interconnected industries.
•Global scale: Flex’s physical infrastructure includes over 100 facilities in approximately 30 countries, staffed by approximately 170,000 employees, providing customers with truly global scale and strategic geographic distribution capabilities.
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
Our services include all processes necessary to design, build, ship, and service a wide range of products for customers. These services include:
Design and Engineering Services. The Company offers a comprehensive range of value-added design, engineering and systems integration services, tailored to specific industries and markets, the needs of customers, and cover a broad range of technical competencies:
•System architecture;
•User interface and industrial design;
•Cross-industry technologies;
•Hardware design;
•Software design; and
•Design for excellence.
Flex is exposed to different and, in some cases greater, potential liabilities from the various design services we provide than those we typically face in our core assembly and manufacturing services. See "Risk Factors—The success of certain of our activities depends on our ability to protect our intellectual property rights; claims of infringement or misuse of intellectual property and/or breach of license agreement provisions against our customers or us could harm our business."
Systems Assembly and Manufacturing. Our systems assembly and manufacturing operations generate the majority of our revenues and include printed circuit board assembly and assembly of systems and subsystems that incorporate printed circuit boards and complex electromechanical components. We assemble electronic products with custom electronic enclosures on either a build-to-order or configure-to-order basis. As customers seek to provide greater functionality in physically smaller products, they increasingly require more sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and our expertise in innovative miniaturization, packaging and interconnective technologies, enable us to offer a variety of leading-edge manufacturing solutions. We support a wide range of product demand profiles, from low-volume, high-complexity programs, to high-volume production. Our systems assembly and manufacturing capabilities include enclosures, testing services, and materials procurement and inventory management.
Power Solutions. We offer a full-service power supply business that provides a range of solutions from custom to highly scalable system solutions. We have expertise in high efficiency and high-density switching power supplies ranging from 1 to 3,000 watts. Our product portfolio includes chargers for smartphones and tablets, adapters for notebooks and gaming systems, and power supplies for the server, storage, and networking markets. In fiscal year 2022, Flex acquired Anord Mardix to expand our power solutions for the rapidly growing data center market. Anord Mardix offers an extensive product portfolio of critical power solutions including switchgear, busway, power distribution and modular power systems, along with monitoring solutions and services. This portfolio combined with our embedded power, server and storage products, racks and enclosures and full systems assembly capability will accelerate our growth in the data center market.
Solar Tracker and Software Solutions. Our Nextracker business is the leading provider of intelligent, integrated solar tracker and software solutions used in utility-scale and ground-mounted distributed generation solar projects around the world. Our products enable solar panels in utility-scale power plants to follow the sun’s movement across the sky and optimize plant performance. By optimizing and increasing energy production and reducing costs, our tracker products and software solutions offer significant return on investment (“ROI”). Single axis solar trackers generate up to 25% more energy than projects that use fixed-tilt systems that do not track the sun. We have developed an intelligent independent row tracking system with proprietary technology that we believe produces more energy, lowers operating costs, and is easier to deploy compared to other tracker products. Our tightly-integrated software solutions use advanced algorithms and artificial intelligence technologies to optimize the performance and capabilities of our tracker products.
Logistics. The Flex Global Services business provides after-market and forward supply chain logistics services. Our suite of services is tailored to customers operating in the computing, consumer digital, infrastructure, industrial, mobile, automotive and medical industries.
Circular Economy Solutions. We offer a suite of integrated reverse logistics, repair and refurbishment solutions that use globally consistent processes, which help increase our customers' brand loyalty by improving turnaround times and raising end-customer satisfaction levels while significantly reducing the carbon footprint for our customers. Our reverse logistics and repair solutions include returns management, exchange programs, complex repair, asset recovery, recycling and e-waste management. We provide repair expertise to multiple product lines such as consumer and midrange products, printers, smart phones, consumer medical devices, notebook personal computers, set-top boxes, game consoles and highly complex infrastructure products.
COMPETITION
Flex’s contract manufacturing services market is extremely competitive. We compete against numerous domestic and foreign manufacturing service providers, as well as current and prospective customers, who evaluate our capabilities in light of their own capabilities and cost structures.
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
We also compete in the solar industry with our specialized tracker solutions and we believe the principle factors that drive competition in this market include established track record of product performance; system energy yield; software capabilities; product features; total cost of ownership and return on investment; reliability; customer support; product warranty terms; services; supply chain and logistics capabilities; and vendor financial strength and stability. We believe we are extremely competitive with regard to all of these factors.

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
Significant Scope and Global Scale. We believe our global scale and regional capability are a significant competitive advantage, as customers increasingly require a broad range of manufacturing and supply chain services and solutions globally. Increasingly, customers are exploring transitioning to regional-based supply chains to take advantage of time to market and specific customization required to win in those markets. Our global expertise, footprint and diverse supply chain network provides customers with the ability to quickly adjust to changing regional, trade and manufacturing dynamics.
Trusted Resilient Supply Chain. We offer one of the most trusted and resilient global supply chain services through a combination of digital supply chain capabilities, deep expertise, real time visibility and analytics, and collaborative supplier relationships to help customers navigate complex, global supply chains.
Long-Standing, Diverse Customer Relationships. We believe our long-term relationships with key customers are the result of our track record of meeting commitments and delivering value that increases customers' competitiveness. We serve a wide range of customers across six business units within the FAS and FRS segments in addition to our Nextracker business. No customer accounts for more than 10% of our annual revenue and the ten largest accounted for 34% of the Company’s net sales in fiscal year 2022. We believe we are well-positioned to grow faster than the industry average.
Extensive Design and Engineering Capabilities. We have an industry-leading global design service offering, with extensive product design engineering resources that provides design services, product development, and solutions to satisfy a wide array of customer requirements across all of the key industries and markets in which we do business.
Balanced geographic footprint. We have deployed manufacturing operations in regions around the world to provide customers with a wide array of solutions where our customers and/or their customers are located. We have a very balanced global manufacturing footprint with 34% of net sales in North America, 24% in China, 22% in Europe, the Middle East and Africa ("EMEA"), and 20% in other areas for fiscal year ended March 31, 2022 (with net sales attributable to the country in which the product is manufactured, or service is provided).
Cross-industry synergies. One of our competitive strengths is our ability to leverage technology from one industry and apply it to a different application within another industry. Examples include high-end computing, human machine interface, and internet of things ("IoT"). This cross-industry synergy gives our customers access to technology they would not otherwise have.
Customer and Product Innovation Hubs. We have established state-of-the art innovation hubs in the Americas, Asia and Europe, with differentiated offerings and specialized services for specific industries and markets. These innovation hubs offer customers geographically focused centers of design services, taking their products from concept to volume production and go-to-market in a rapid, cost effective and low risk manner.
Industrial Parks; Cost-Efficient Manufacturing Services. We have developed self-contained industrial parks that co-locate manufacturing and logistics operations with our suppliers in various cost-efficient locations. These sites enhance supply chain management efficiency, while providing multi-technology solution value for customers.
Innovative and Reliable Tracker Solutions. Our solar trackers provide high levels of performance and operability and improve over time through software enhancements when coupled with our software solutions. The benefits of our solutions include increased energy yield performance, superior constructability, reliability, ease of maintenance, and advanced software and sensor capabilities.
HUMAN CAPITAL MANAGEMENT
Culture underlies our stakeholder experience. Our values are intended to reflect and guide our behaviors and shape our culture. We endeavor for our value-driven culture to align us as we pursue our purpose, uphold our mission, live our values, advance toward our vision, and activate our strategy.
In support of cultivating an inclusive, high-performing culture, we adopted four specific behaviors that support our values and continued progress on our Flex Forward strategy. These behaviors, called our Ways of Working, bring our values to life through actions and are intended to provide a framework for how we make decisions. The purpose of these behaviors is to enable us to put our culture into practice and provide an accountability system through training and development as well as performance management systems to ensure our desired behaviors become a part of our everyday working norms.

How we live our values define our culture:
•We support each other as we strive to find a better way.
•We move fast with discipline and purpose.
•We do the right thing always.
We bring our values to life through four behaviors:
1.Respect and Value Others.
2.Collaborate and Share Openly.
3.Learn and Adapt.
4.Honor Commitments.
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
Employees. As of March 31, 2022, our global workforce totaled approximately 172,648 employees including our contractor workforce. In certain international locations, our employees are represented by labor unions and by work councils.

Region:	Number of Employees
Asia	76,002
Americas	62,450
Europe	34,196
Total	172,648
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
We promote a “zero-injury” culture through health and safety management systems, some of which are certified ISO 45001:2018, that implement a data-driven and risk-based approach in monitoring and reporting performance regularly. Some of the specific goals for which we measure our performance include increasing employee development, social and environmental management system audits, human rights policy training completion, Responsible Business Alliance ("RBA") compliance for rest day requirements and decreasing safety incident rates.
In response to the ongoing COVID-19 pandemic, we continued our contingency and resiliency plans that are encompassed in our business continuity programs. We continued enhanced health and safety measures across all facilities, as our foremost focus remains the health and safety of our employees. We modified practices at our manufacturing locations and offices to require personal protective equipment, sanitization measures, temperature checks, and social distancing. These measures enabled us to continue to conduct operations throughout the pandemic and have been recognized by several governments as a role model for employee safety.
Diversity, Equity and Inclusion. Diversity, equity and inclusion are key priorities and strengths at Flex and are embedded in the fabric of our culture. Our commitment to diversity is exemplified by the composition of our Board of which three of twelve directors are female and five of twelve directors are ethnically diverse.

In 2021, we continued our progress on improving diversity, equity and inclusion through employee programs. Our employee resources groups ("ERGs") work to create a community that fosters freedom of self, build cultural awareness, and develop a new generation of diverse leaders at Flex by establishing a sustainable structure with executive support that challenges bias and promotes unity. With over 10,000 members, the Company maintains ERG chapters worldwide across eight identities: Asian and Pacific Islander, Black, LatinX, LGBTQ+, People with Disabilities, Women, Women in Tech, and Veterans. These groups help to create a sense of belonging and support retention and attraction. Each ERG has an executive sponsor and is supported by senior leaders across the Company. The Company also held cultural awareness activities throughout the year to highlight specific groups including People with Disabilities, Black History Month, Asian Pacific Heritage Month, PRIDE Month, LatinX Heritage Month, and Women’s History Month.
In partnership with McKinsey, we offered leadership development opportunities through their Management Accelerator and Executive Leadership Program to 45 Asian, 16 Black and 36 LatinX employees. We also enhanced SheLeads, our global leadership development program for women employees, offered leadership coaching to 20 of our top gender and ethnically diverse leaders, and continued to implement inclusive leadership training for people managers to, among other things, provide tools to help managers lead more inclusively and improve diversity in recruiting. Furthermore, we leveraged external community partnerships with organizations such as Catalyst, the Business Roundtable, the National Society of Black Engineers (“NSBE”) and The Valuable 500, to amplify our impact in recruiting and retaining diverse talent.
As of March 31, 2022, women represent 43% of our global employees, and underrepresented minorities (those who identify as Black/African American, Hispanic/Latinx, Native American, Pacific Islander and/or two or more races) represent 47% of our U.S. employees. Approximately 19% of our executive team and approximately 22% of our leadership team (director level and above) are female. Approximately 23% of our executive team and approximately 32% of our U.S. leadership team (director level and above) are comprised of underrepresented minorities.
We established corporate goals to increase the number of employees and leaders from underrepresented groups and will continue to evolve these goals over time to improve representation. In developing these goals, we focused on hiring, retaining and promoting diversity across the organization. Additionally, we remain committed to parity in pay and opportunity.
Talent Attraction, Development, and Retention. Talent attraction, development, and retention are critical to our success and core to our mission as a company. To support the advancement of our employees, we provide training and development programs and opportunities encouraging advancement from within as well as continue to fill our team with strong and experienced external talent. We leverage both formal and informal programs, including in-person (as health and safety allows), virtual, social and self-directed learning, mentoring, coaching, and external development to identify, foster, and retain top talent. Employees have access to courses through our learning and development platform, Flex Learn. In 2021, 36,894 of our employees completed 1 million hours of training programs. Flex has undertaken initiatives to keep employees who are working from home engaged during COVID-19, including virtual learning programs and check-in sessions.
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
As a part of our efforts to improve employee experiences at Flex, we conduct the annual enterprise-wide employee engagement Flex Voice survey. Our leadership uses the results of the survey to continue developing our strengths and measure opportunities for improvement. This year 85% of employees completed the Flex Voice survey and the results reflected increased enthusiasm and engagement.
Compensation and Benefits. Our total rewards are designed to attract, motivate and retain employees. Our compensation philosophy is driven by the desire to attract and retain top talent, while ensuring that compensation aligns with our corporate financial objectives and the long-term interests of our shareholders. Our pay structures offer competitive salaries, bonuses, and equity awards in the countries where we operate.
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
Board Oversight of Human Capital Management. The Compensation and People Committee of our Board of Directors is responsible for assisting the Board in oversight of our human capital management, including among other aspects, receiving periodic updates (not less than twice annually) regarding, and overseeing any significant change to, our human capital management strategy including corporate culture, inclusion, pay and opportunity equity, diversity, social initiatives and results, and talent training, development and retention programs.
Additional Human Capital Management Information. Additional information regarding human capital management will be included in our proxy statement filed in connection with our 2022 Annual General Meeting and our upcoming sustainability report. The information in the sustainability report is not a part of this Annual Report on Form 10-K and is not incorporated by reference.
SUSTAINABILITY
At Flex, our sustainability journey began in 2002 with the creation of the Flex Foundation. For nearly 20 years, sustainability has been integrated into the fabric of our company, a key area of differentiation for Flex. In 2021, we refreshed our sustainability strategy with a new framework and joined the Science Based Targets initiative, a global movement comprised of leading companies working to reach the Paris Agreement’s goal of limiting global temperature rise to 1.5°C above preindustrial levels. Our sustainability framework is centered on the world, our people and our approach to business practices. Through our 2030 goals, we are committed to reducing our environmental impact in partnership with customers and suppliers, advancing a safe, inclusive and respectful work environment for our employees, investing in our communities, and driving ESG-focused practices with transparency.
Our strategy and global efforts, through our sustainability programs and multi-year objectives, are aligned with the principles set forth in the 2030 Sustainable Development Goals ("SDGs"). For the last three years, we were named an Advanced member of the United Nations Global Compact ("UNGC"), the world's largest corporate sustainability initiative, showcasing our commitment to integrate sustainability throughout our company and across our entire supply chain. Our 2030 sustainability strategy includes our most ambitious goals to date and spans several environmental, social, and governance pillars. Several goals of note include cutting operational emissions in half, collaborating with customers and suppliers to reduce value chain emissions, increasing gender representation at the director-level and above, providing access to mental health and well-being services to all employees, and maintaining top quartile performance for governance and transparency. The Flex Social and Environmental framework is based upon the principles, policies, and standards prescribed by the RBA, a worldwide association of electronics companies committed to promoting an industry code of conduct to improve working and environmental, health and safety conditions, as well as other relevant international standards (e.g., ISO 14001, United Nations Guiding Principles on Business and Human Rights).
During calendar year 2021, we received several awards and accolades for our sustainability program and efforts including the RBA’s Compass Award and Supply & Demand Chain Executive’s Green Supply Chain Award. In addition, we received Ericsson’s 2021 supplier award for our leadership in climate action.
Through the Flex Foundation, we work with nonprofits, community leaders and governments to promote inclusive and sustainable economic growth, employment, and decent work for all. We help protect the environment, support resource conservation and provide disaster relief. We accomplish this through grants, corporate and employee donations, and volunteerism. In calendar year 2021, the Flex Foundation partnered with several organizations, including the American Red Cross, World Wildlife Foundation, and Silicon Valley Education Foundation, among others, and provided nearly $1.5 million in grant support to 48 local projects in 15 countries, four regional projects to support well-known organizations, including Give2Asia and Global Giving, and several NGOs that support minorities and the environment, globally.
Flex is committed to transparency in sustainability reporting. The Company has adhered to the Global Reporting Initiative since 2013 and has published an annual sustainability report each year since 2016. In 2021, we improved our rating from Morgan Stanley Capital International ("MSCI"), earning an AA, and maintained strong marks from CDP (formally known as Carbon Disclosure Project) for water security and climate change, receiving an A and A- respectively. The Company also aligned its last sustainability report to the Sustainability Accounting Standards Board framework.
More detailed information can be found in the Flex annual sustainability report located at https://flex.com/company/our-sustainability. The information in the sustainability report and on our sustainability webpage is not a part of this Annual Report on Form 10-K and is not incorporated by reference.

ENVIRONMENTAL RISKS AND CLIMATE CHANGE
Our operations, including past and present business operations as well as past and present ownership of real property, are subject to extensive and changing federal, state, local and international environmental, health and safety laws and regulations, concerning, among other things, the health and safety of our employees, the generation, use, storage, transportation, discharge and disposal of certain materials (including chemicals and hazardous materials) used in or derived from our operations, emissions or discharge of substances including pollutants into the air and water, and the investigation and remediation of contaminated sites. We have implemented processes and procedures aimed to ensure that our operations comply with all applicable environmental regulations.
We also comply with an increasing number of regulations concerning product safety and stewardship, packaging and labeling as well as product environmental compliance regulations focused on the restriction of certain hazardous substances, including:
•Restrictions on Hazardous Substances (“RoHS”) 2011/65/EU
•Waste Electrical and Electronic Equipment (“WEEE”) 2012/19/EU directives
•The regulation EC 1907/2006 EU Directive REACH (“Registration, Evaluation, Authorization, and Restriction of Chemicals”)
•China RoHS entitled, Management Methods for Controlling Pollution for Electronic Information Products (“EIPs”)
Moreover, climate change and other ESG-related laws, regulations, treaties, and similar initiatives and programs are being adopted and implemented throughout the world, many of which we will be required to comply with. As described above, we are committed to maintaining compliance with ESG-related laws applicable to our operations, products, and services.
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
Compliance with environmental laws and regulations, including those concerning climate change and other ESG-related matters, requires continuing management efforts by the Company. The imposition of more stringent standards or requirements under these laws or regulations, the results of future testing and analysis undertaken by us at our operating facilities, or a determination that we are potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated to be required for such matters. Additionally, we could be required to alter our operations in order to comply with any new standards or requirements under environmental laws or regulations. There can be no assurance that additional environmental matters will not arise in the future or that costs will not be incurred with respect to sites as to which no issue is currently known.
Our business requires close collaboration with our customers and suppliers to mitigate risks of non-compliance with these laws and regulations. We have developed rigorous compliance programs designed to meet the needs and specifications of our customers as well as applicable regulations. These programs vary from collecting compliance or material data from our Flex controlled or managed suppliers to full laboratory testing. We include compliance requirements in our standard supplier contracts. Non-compliance could result in significant costs and/or penalties.
RoHS and other similar legislation ban or restrict the use of lead, mercury and certain other specified substances in electronics products and WEEE requires European Union ("EU") importers and/or producers to assume responsibility for the collection, recycling and management of waste electronic products and components. In the case of WEEE, although the compliance responsibility rests primarily with the EU importers and/or producers rather than with electronic manufacturing services ("EMS") companies, original equipment manufacturers ("OEM") may turn to EMS companies for assistance in meeting their WEEE obligations. Flex continues to monitor developments related to product environmental compliance and is working with our customers and other technical organizations to anticipate and minimize impacts to our operations.
Refer to the discussion in "Risk Factors" for further details of the legal and regulatory initiatives related to environmental matters including climate change that could adversely affect our business, results of operations and financial condition.

INTELLECTUAL PROPERTY
We own or license various United States and foreign patents relating to a variety of technologies. For certain of our proprietary processes, inventions, and works of authorship, we rely on trade secret or copyright protection. We also maintain trademark rights (including registrations) for our corporate name and several other trademarks and service marks that we use in our business in the United States and other countries throughout the world. We have implemented appropriate policies and procedures (including both technological means and training programs for our employees) to identify and protect our intellectual property, as well as that of our customers and suppliers. As of March 31, 2022, and 2021, the carrying value of our intellectual property was not material.
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
ADDITIONAL INFORMATION
Our Internet address is https://www.flex.com. We make available through our Internet website the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).
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
ITEM 1A.    RISK FACTORS
Summary of Risk Factors
These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. Such factors include but are not limited to:
•Weak global economic conditions, geopolitical uncertainty (including the ongoing conflict between Russia and Ukraine) and instability in financial markets may adversely affect our business, results of operations, financial condition, and access to capital markets.
•We depend on industries that continually produce technologically advanced products with short product lifecycles and our business would be adversely affected if our customers' products are not successful or if our customers lose market share.
•Our customers may cancel their orders, change production quantities or locations, or delay production, and our current and potential customers may decide to manufacture some or all of their products internally, which could harm our business.
•Our industry is extremely competitive; if we are not able to continue to provide competitive products and services, we may lose business.
•A significant percentage of our sales comes from a small number of customers and a decline in sales to any of these customers could adversely affect our business.
•We have been and continue to be adversely affected by supply chain issues, including shortages of required electronic components, fluctuations in the pricing or availability of raw materials, and logistical constraints.
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
•We are subject to risks associated with changes in laws, regulations or policies that may adversely impact our business, including environmental protection laws and regulations, including those related to climate change.
•If we do not effectively manage changes in our operations, our business may be harmed; we have taken substantial restructuring charges in the past and we may need to take material restructuring charges in the future.
•A breach of our IT or physical security systems, or violation of data privacy laws, may cause us to incur significant legal and financial exposure and disrupt our operations.
•Our strategic relationships with major customers create risks.
•We may not meet regulatory quality standards applicable to our manufacturing and quality processes for medical devices, which could have an adverse effect on our business, financial condition or results of operations.
•We are subject to physical and operational risks from natural disasters, severe weather events, and climate change.
•If our products or components contain defects, demand for our services may decline and we may be exposed to product liability and product warranty liability.
Business and Operational Risks
Our customers may cancel their orders, change production quantities or locations, or delay production, any of which could harm our business; the short-term nature of our customers’ commitments and rapid changes in demand may cause supply chain and other issues which could adversely affect our operating results.
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
Sales to our ten largest customers represent a significant percentage of our net sales. Our ten largest customers accounted for approximately 34%, 36% and 39% of net sales in fiscal years 2022, 2021 and 2020, respectively. No customer accounted for more than 10% of net sales in fiscal year 2022, 2021 and 2020. Our principal customers have varied from year to year. These customers may experience dramatic declines in their market shares or competitive position, due to economic or other forces, that may cause them to reduce their purchases from us or, in some cases, result in the termination of their relationship with us. Significant reductions in sales to any of these customers, or the loss of major customers, would materially harm our business. If we are not able to replace expired, canceled or reduced contracts with new business in a timely manner, our revenues and profitability could be harmed. Additionally, mergers, acquisitions, consolidations or other significant transactions involving our key customers generally entail risks to our business. If a significant transaction involving any of our key customers results in the loss of or reduction in purchases by any of our largest customers, it could have a material adverse effect on our business, results of operations, financial condition and prospects.
Supply chain disruptions, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, could affect our ability to meet customer demand, lead to higher costs, or result in excess or obsolete inventory. We have been and continue to be adversely affected by supply chain issues, including shortages of required electronic components.
From time to time, we have experienced shortages of some of the components, including electronic components, that we use. These shortages can result from strong demand for those components or from problems experienced by suppliers, such as shortages of raw materials. We have also experienced, and continue to experience, such shortages due to the effects of the COVID-19 pandemic. Most recently, we have experienced shortages of semiconductor components which has impacted our end markets. These unanticipated component shortages have and will continue to result in curtailed production or delays in production, which prevent us from making scheduled shipments to customers. Our failure or inability to accurately forecast demand and volatility in the availability of materials, equipment, components, and services, including rising prices due to inflation or scarcity of availability may adversely impact our business and results of operations.
Our inability to make scheduled shipments has caused and will continue to cause us to experience a reduction in sales, increase in inventory levels and costs, and could adversely affect relationships with existing and prospective customers. Component shortages may also increase our cost of goods sold because we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. As a result, component shortages have adversely affected, and will continue to adversely affect, our operating results. Our customers also may experience component shortages which may adversely affect customer demand for our products and services. Our end markets have been and continue to be impacted by logistical constraints, with COVID-19 related restrictions contributing to a declining workforce, including at ports and warehouses, as well as driver shortages and increased freight and logistics costs around the world.
Our supply chain has been and will continue to be impacted by the COVID-19 pandemic, and may be impacted by other events outside our control, including macro-economic events, trade restrictions, political crises, social unrest, terrorism, and conflicts (including the Russian invasion of Ukraine), other public health emergencies, trade restrictions, or natural or environmental occurrences in locations where we or our customers and suppliers have manufacturing, research, engineering and other operations.
The ongoing COVID-19 pandemic has materially and adversely affected our business and results of operations. The duration and extent to which it will continue to adversely impact our business and results of operations remains uncertain and could be material.
The ongoing COVID-19 pandemic has resulted in a widespread public health crisis and numerous disease control measures being taken to limit its spread, including travel bans and restrictions, quarantines, shelter-in-place orders, and shutdowns. These measures have materially impacted and are continuing to impact our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. We have significant operations worldwide, including in China, Mexico, the United States, Brazil, India, Malaysia and Europe, and each of these geographies has been affected by the outbreak and has taken measures to try to contain it. This has resulted in disruptions at many of our manufacturing operations and facilities, and further disruptions could occur in the future. Most recently, with the lockdowns in China, we have been experiencing temporary plant closures and/or restrictions at certain of our manufacturing facilities in

China. Any such disruptions could materially adversely affect our business. There have been renewed disease control measures (most recently, in China) being taken to limit the spread including movement bans and shelter-in-place orders. We continue to closely monitor the situation in all the locations where we operate. The impact of the pandemic on our business has included and could in the future include:
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
The global spread of COVID-19 also has created significant macroeconomic uncertainty, volatility and disruption, which may continue to adversely affect our and our customers’ and suppliers’ liquidity, cost of capital and ability to access the capital markets. As a result, the continued spread of COVID-19 could cause further disruptions in our supply chain and customer demand, and could adversely affect the ability of our customers to perform, including making timely payments to us, which could further adversely impact our business, financial condition, and results of operations. The COVID-19 pandemic has, in the short-term, adversely impacted, and may, in the long-term, adversely impact the global economy, potentially leading to an economic downturn. In addition, various local, state and national governments and agencies issued various safety regulations and guidelines intended to prevent the transmission of COVID-19 in the workplace. These regulations are complex, costly to implement, subject to frequent change, and to audit and investigation by governmental authorities, including in the U.S. the Occupational Health and Safety Administration (“OSHA”), state counterparts, and local health departments. Any failure by us to materially comply with COVID-19-related safety rules and regulations in any of its facilities could result in sanctions, fines, as well as negative publicity for us. Recently, two executive orders were issued mandating that U.S. employees of our manufacturing facilities be vaccinated against COVID-19 (or tested weekly). Although the implementation of these executive orders was stayed by the Supreme Court on January 13, 2022, and OSHA withdrew the rules on January 25, 2022, it is currently not possible to predict the development and impact of future COVID-19-related safety rules and regulations with certainty. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of the pandemic’s global economic impact, including any recession, economic downturn, government spending cuts, tightening of credit markets or increased unemployment that has occurred or may occur in the future, which could cause our customers and potential customers to postpone or reduce spending on our manufacturing services and solutions.
The extent to which the COVID-19 pandemic will continue to impact our business and financial results going forward will be dependent on future developments such as the length and severity of the crisis, the potential resurgence of COVID-19 in the future including the emergence of more contagious or vaccine-resistant variants of the virus, the availability and distribution of effective treatments and vaccines, and public health measures and actions taken throughout the world to contain COVID-19, and the overall impact of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain highly uncertain and unpredictable. We cannot at this time quantify or forecast the business impact of

COVID-19, and there can be no assurance that the COVID-19 pandemic will not have a material and adverse effect on our business, financial results and financial condition. In addition, the COVID-19 pandemic increases the likelihood and potential severity of other risks described in this “Risk Factors” section.
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
In recent years, including fiscal years 2022, 2021, and 2020, we initiated targeted restructuring activities focused on optimizing our portfolio, in particular customers and products in our consumer devices business, optimizing our cost structure in lower growth areas and, more importantly, streamlining certain corporate and segment functions. Restructuring charges are recorded based upon employee termination dates, site closure and consolidation plans generally in conjunction with an overall corporate initiative to drive cost reduction and realign the Company's global footprint.
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
We are increasingly reliant on our information systems to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable information relating to employees, customers, and other business partners), and to manage or support a variety of critical business processes and activities. In particular, the COVID-19 pandemic has caused us to modify our business practices, including requiring or permitting many of our office-based employees to work from home. As a result, we are increasingly dependent upon our information systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our information systems.
We regularly face attempts by sophisticated actors to gain unauthorized access through the Internet or to introduce malicious software to our information systems, including those using techniques that change frequently or may be disguised or difficult to remain dormant until a triggering event or that may continue undetected for an extended period of time. We are also a target of malicious attackers who attempt to gain access to our network or data centers or those of our customers or end users, steal proprietary information related to our business, products, employees, and customers; or interrupt our systems and services or those of our customers or others. We believe such attempts are increasing in number and in technical sophistication. There has been a rise in ransomware and other “cyber attacks”, along with power outages or hardware failures, which, if we are subject to, could have material adverse effects. Due to the political uncertainty and military actions involving Russia, Ukraine and surrounding regions, we and the third parties upon which we rely may be vulnerable to a currently heightened risk of information technology breaches, computer malware or other cyber attacks, including attacks that could materially disrupt our systems and operations, supply chain and ability to produce, sell and distribute our products.
In some instances, we, our customers, and the users of our products and services might be unaware of an incident or its magnitude and effects. We have implemented security systems with the intent of maintaining and protecting the physical security of our facilities and inventory and protecting our customers’ and our suppliers’ confidential information. In addition, while we seek to detect and investigate all unauthorized attempts and attacks against our network, products, and services, and to prevent their recurrence where practicable through changes to our internal processes and tools, we are subject to, and at times have suffered from, breach or attempted breach of these security systems which have in the past and may in the future result in unauthorized access to our facilities and/or unauthorized acquisition, use or theft of the inventory or information we are trying to protect. If unauthorized parties gain physical access to our inventory or if they gain electronic access to our information systems or if such information or inventory is used in an unauthorized manner, misdirected, or lost or stolen during transmission or transport, any theft or misuse of such information or inventory could result in, among other things, unfavorable publicity, governmental inquiry and oversight, difficulty in marketing our services, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties including our customers and possible financial obligations for damages related to the theft or misuse of such information or inventory, any of which could have a material adverse effect on our profitability and cash flow. These risks are likely to be elevated in times of geopolitical instability and escalated tensions between countries.
In addition, data privacy laws and regulations, including the European Union General Data Protection Regulation (“GDPR”), the UK GDPR, ePrivacy Directive, Singapore’s Personal Data Protection Act, and other privacy and data security laws throughout the Asia Pacific region and across the globe pose increasingly complex compliance challenges, which may increase compliance costs, and any failure to comply with data privacy laws and regulations could result in significant penalties. Additionally, many U.S. states including California, Virginia, Colorado and Utah recently enacted legislation, and associated regulations and it is anticipated that many more states will enact similar legislation and/or release additional regulations. The California Consumer Privacy Act (“CCPA”), became effective January 1, 2020 and was further amended by the California Privacy Rights Act, or CPRA, on November 3, 2020. The CCPA and CPRA, among other requirements, require covered companies to provide new rights and disclosures to California consumers, and allow such consumers abilities to opt-out of certain sales of personal information and other activities and will create a new regulatory enforcement body. These potential new regulations and avenues for enforcement could result in among other things, government inquiries, which could result in significant penalties, Additionally, new privacy laws and regulations are under development at the U.S. Federal and state level and many international jurisdictions.
The effects of the GDPR, the CPRA and other state laws and other data privacy laws and regulations, including the many international privacy laws, may be significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Any actual or perceived failures to comply with these laws or regulations, or related contractual or other obligations, or any perceived privacy rights violation, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, penalties, and other liabilities, as well as harm to our reputation and market position. The GDPR, U.S. state laws and other laws and self-regulatory codes may affect our ability to reach current and prospective customers, to understand how our solutions and services are being used, to respond to customer requests allowed under the laws, and to implement our business strategy effectively. These laws and regulations could similarly affect our customers.
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
We have completed numerous acquisitions of businesses, including the recent acquisition of Anord Mardix, and we may acquire additional businesses in the future. Any future acquisitions may require additional equity financing, which could be dilutive to our existing shareholders, or additional debt financing, which could increase our leverage and potentially affect our credit ratings. Any downgrades in our credit ratings associated with an acquisition could adversely affect our ability to borrow by resulting in more restrictive borrowing terms. As a result of the foregoing, we also may not be able to complete acquisitions or strategic customer transactions in the future to the same extent as in the past, or at all.

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
Our operations or systems could be disrupted by natural disasters, terrorist activity, public health issues (including the COVID-19 pandemic), cybersecurity incidents, interruptions of service from utilities, political crises and conflicts (including the Russian invasion of Ukraine), transportation or telecommunications providers, or other catastrophic events. Such events could make it difficult or impossible to manufacture or deliver products to our customers, receive production materials from our suppliers, or perform critical functions, which could adversely affect our revenue and require significant recovery time and expenditures to resume operations. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, some of our systems are not fully redundant and we cannot be sure that our plans will fully protect us from all such disruptions.
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
Given the complexity of our supply chain and our geographically dispersed operations, we depend on a variety of common carriers to transport our materials from our suppliers to us, and to transport our products from us to our customers. Problems suffered by any of these common carriers, whether due to geopolitical issues, the COVID-19 pandemic, a natural disaster, labor problems, increased energy prices, criminal activity or some other issue, could result in shipping delays, increased costs, or other supply chain disruptions, and could therefore have a material adverse effect on our operations.
Industry Risks
We depend on industries that continually produce technologically advanced products with short product lifecycles and our business would be adversely affected if our customers' products are not successful or if our customers lose market share.
We derive our revenue from customers in a number of end markets and factors affecting any of these industries in general or our customers in particular, could adversely impact us. These factors include:
•rapid changes in technology, evolving industry standards, and requirements for continuous improvement in products and services that result in short product lifecycles;
•demand for our customers' products may be seasonal;
•our customers may fail to successfully market their products, and our customers' products may fail to gain widespread commercial acceptance;
•our customers' products may have supply chain issues, including as a result of the COVID-19 pandemic;
•our customers may experience dramatic market share shifts in demand which may cause them to lose market share or exit businesses; and
•a negative impact of the COVID-19 pandemic on our customers or on the demand for our customers’ products.
Our industry is extremely competitive; if we are not able to continue to provide competitive services, we may lose business.
We compete with a number of different companies, depending on the type of service we provide or the location of our operations. For example, we compete with major global EMS providers, other smaller EMS companies that have a regional or product-specific focus and Original Design Manufacturers ("ODMs") with respect to some of the services that we provide. We also compete with our current and prospective customers, who evaluate our capabilities in light of their own capabilities and cost structures. In the past, some of our customers moved a portion of their manufacturing from us in order to more fully utilize their excess internal manufacturing capacity. Any of these developments could cause a decline in our sales, loss of market acceptance of our products or services, decreases of our profits or loss of our market share. Our industry is extremely competitive, many of our competitors have achieved substantial market share, and some may have lower cost structures or greater design, manufacturing, financial or other resources than we do. We face particular competition from Asian-based competitors, including Taiwanese ODM suppliers who compete in a variety of our end markets and have a substantial share of global information technology hardware production. If we are unable to provide comparable manufacturing services and improved products at lower cost than the other companies in our market, our net sales could decline.
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
Our debt level may create limitations.
As of March 31, 2022, our total debt was approximately $4.2 billion. This level of indebtedness could limit our flexibility as a result of debt service requirements and restrictive covenants, and may limit our ability to access additional capital or execute our business strategy.
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
In addition, we are exposed to interest rate risk under our variable rate terms loans, bilateral facilities and revolving credit facility for indebtedness we have incurred or may incur under such facilities. The interest rates on our borrowings under our revolving credit facility may be based on either (i) a margin over LIBOR or (ii) the base rate (the greatest of the agent's prime rate, the federal funds rate plus 0.50% and LIBOR for a one-month interest period plus 1.00%) plus an applicable margin, in each case depending on our credit rating, and other borrowings also may be based on LIBOR. Refer to the discussion in note 9 to the consolidated financial statements, "Bank Borrowings and Long-Term Debt" for further details of our debt obligations. We are also exposed to interest rate risk on our invested cash balances, our securitization facilities and our factoring activities.
In addition, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced the publication cessation dates for all U.S. Dollar and non-U.S. Dollar LIBOR settings. Most settings ceased at the end of December 2021 and the remaining U.S. Dollar settings (overnight and one-, three-, six- and twelve-month U.S. Dollar LIBOR) will cease at the end of June 2023. Although significant progress has been made by regulators, industry bodies, and market participants to introduce and implement the Secured Overnight Financing Rate (“SOFR”) as a replacement rate for U.S. Dollar LIBOR, there is no assurance that an alternative reference rate such as SOFR will achieve sufficient market acceptance when the publication of the principal tenors of U.S. Dollar LIBOR is discontinued, or that market participants will otherwise implement effective transitional arrangements to address that discontinuation. Such failure to implement an alternative reference rate could result in widespread dislocation in the financial markets and volatility in the pricing of debt facilities negatively affecting our access to the borrowing of additional funds. Furthermore, while contractual arrangements in connection with certain of our debt facilities contemplate the transition from LIBOR to an alternative reference rate (including SOFR), the consequences of such transition cannot be entirely predicted and could result in an increase in the cost of our borrowings on our variable rate debt, which could adversely impact our interest expense, results of operations, and cash flows.
We are subject to risks associated with investments.
We invest in private funds and companies for strategic reasons and may not realize a return on our investments. We make investments in private funds and companies to further our strategic objectives, support key business initiatives, and develop business relationships with related portfolio companies. Many of the instruments in which we invest are non-marketable at the time of our initial investment. If any of the funds or companies in which we invest fail, we could lose all or part of our investment. From time-to-time we have identified observable price changes, or impairments in investments, and we have written down investments' fair values and recognized a loss.
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
Our operations and the execution of our business plans and strategies are subject to the effects of global economic trends, geopolitical risks and demand or supply shocks from events that could include political crises and conflict (including the

Russian invasion of Ukraine), war, a major terrorist attack, natural disasters or actual or threatened public health emergencies (such as COVID-19, including virus variants and resurgences and responses to those developments such as continued or new government-imposed lockdowns and travel restrictions). They are also affected by local and regional economic environments, supply chain constraints and policies in the U.S. and other markets that we serve, including interest rates, monetary policy, inflation, economic growth, recession, commodity prices, currency volatility, currency controls or other limitations on the ability to expatriate cash, sovereign debt levels and actual or anticipated defaults on sovereign debt. For example, the ongoing conflict between Russia and Ukraine and the related sanctions and other measures imposed by the European Union, the U.S. and other countries and organizations in response have led, and may continue to lead, to disruption and instability in global markets, supply chains and industries that could negatively impact our businesses, financial condition and results of operations. Additionally, changes in local economic conditions or outlooks, such as lower rates of investment or economic growth in China, Europe or other key markets, affect the demand for or profitability of our products and services outside the U.S., and the impact on the Company could be significant given the extent of our activities outside the United States. Political changes and trends such as populism, protectionism, economic nationalism and sentiment toward multinational companies and resulting tariffs, export controls or other trade barriers, or changes to tax or other laws and policies, have been and may continue to be disruptive and costly to our businesses, and these can interfere with our global operating model, supply chain, production costs, customer relationships and competitive position. Further escalation of specific trade tensions, including intensified decoupling between the U.S. and China, or in global trade conflict more broadly could be harmful to global economic growth or to our business in or with China or other countries, and related decreases in confidence or investment activity in the global markets would adversely affect our business performance. We also do business in many emerging market jurisdictions where economic, political and legal risks are heightened. Further, an increase in inflation rates, such as those the market is currently experiencing, could affect our profitability and cash flows, due to higher wages, higher operating costs, higher financing costs, and/or higher supplier prices. Inflation may also adversely affect foreign exchange rates. We may be unable to pass along such higher costs to our customers. In addition, Inflation may adversely affect customers’ financing costs, cash flows, and profitability, which could adversely impact their operations and our ability to collect receivables.
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

•potential trade wars;
•increased scrutiny by the media and other third parties of labor practices within our industry (including but not limited to forced labor and adverse working conditions) which may result in allegations of violations, more stringent and burdensome labor laws and regulations and inconsistency in the enforcement and interpretation of such laws and regulations, higher labor costs, increased risk of cross-border cargo being detained or seized and/or loss of revenues if our customers become dissatisfied with our labor practices and diminish or terminate their relationship with us;
•inflationary pressures, such as those the market is currently experiencing, which may increase costs for materials, supplies, and services;
•imposition of restrictions on currency conversion or the transfer of funds;
•environmental protection laws and regulations, including those related to climate change;
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
•government shutdowns, lockdowns and quarantines due to COVID-19, which may result in temporary closure of facilities or slowdowns in production;
•ongoing global supply chain disruptions, slowing the ability of our facilities to import necessary materials and export our products;
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
The attractiveness of our services to customers and our ability to conduct business with certain customers can be affected by changes in U.S. and other countries' trade policies. In 2018, the U.S. imposed tariffs on a large variety of products of Chinese origin. The U.S. government also, effective May 10, 2019, increased tariffs on $200 billion of Chinese goods to 25%. Further, on May 15, 2019, President Trump issued an executive order designed to secure the information and communications technology and services supply chain, which would restrict the acquisition or use in the United States of information and communications technology or services designed, developed, manufactured, or supplied by persons owned by, controlled by, or subject to the jurisdiction or direction of foreign adversaries. The executive order is subject to implementation by the Secretary of Commerce and applies to contracts entered into prior to the effective date of the order. In addition, the U.S. Commerce Department has implemented additional restrictions and may implement further restrictions that would affect the conduct of business with certain Chinese companies. A “phase one” trade deal signed between the U.S. and China on January 15, 2020 accompanied a U.S. decision to cancel a plan to increase tariffs on an additional list of Chinese products and to reduce the tariffs imposed on May 13, 2019 from 15% to 7.5% effective February 14, 2020. With US-China discussions over the “phase one” trade deal potentially stalled, there is a risk the current administration may consider raising tariffs on critical Chinese industries while rolling back tariffs for other products. At present, the majority of tariff exclusions granted have expired and many of the additional tariffs on Chinese origin goods remain, as do concerns over the stability of bilateral trade relations, particularly given the limited scope of the phase one agreement. In addition, China has not met its obligations under the deal and the economic disruption caused by the COVID-19 pandemic increases the potential for China to invoke the deal’s “disaster clause,” which could further challenge US-China bilateral trade relations. Depending upon their duration and implementation as well as our ability to mitigate their impact, these tariffs, the executive order and its implementation and other regulatory actions could materially affect our business, including in the form of increased cost of goods sold, decreased margins, increased pricing for customers, and reduced sales.

In addition, US-China bilateral trade relations remain uncertain. At this time, there is no assurance that a broader trade agreement will be successfully negotiated between the United States and China to reduce or eliminate the existing tariffs. Further, one of our former customers, Huawei Technologies Co., Ltd., and some of its affiliates have been added to the U.S. Department of Commerce’s Entity List, and were recently made subject to enhanced restrictions designed to prevent them from having access to foreign-produced items using U.S.-origin semiconductor technology and equipment; we could be subject to reputational harm based on its business activities, including activities with sanctioned countries. In addition, some countries in which we operate, such as Brazil, Hungary, India, Mexico, Malaysia and Poland, have experienced periods of slow or negative growth, high inflation, significant currency devaluations or limited availability of foreign exchange. Furthermore, in countries such as China, Brazil, India and Mexico, governmental authorities exercise significant influence over many aspects of the economy, and their actions could have a significant effect on us.
Demand for Nextracker solar trackers could be indirectly depressed as a result of existing and/or increased tariffs, duties or taxation of imported solar panels and cells. Moreover, the ongoing anti-dumping investigation by the U.S. Department of Commerce into imports of crystalline silicon photovoltaic solar panels and cells from Cambodia, Malaysia, Thailand, and Vietnam, which investigation might lead to retroactive and/or prospective tariffs on imports of panels and cells may, as a result of increased costs, depress or delay demand for U.S. solar projects and Nextracker’s solar trackers in the U.S.
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
Operations in foreign countries also present risks associated with currency exchange and convertibility, inflation and repatriation of earnings. Inflation may impact the Company’s profits and cash flows as well as adversely affect foreign exchange rates. In some countries, economic and monetary conditions and other factors could affect our ability to convert our cash distributions to U.S. dollars or other freely convertible currencies, or to move funds from our accounts in these countries. Furthermore, the central bank of any of these countries may have the authority to suspend, restrict or otherwise impose conditions on foreign exchange transactions or to approve distributions to foreign investors.
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
We have implemented local and global compliance policies to ensure compliance with our legal obligations across our operations. A significant legal risk resulting from our international operations is compliance with the U.S. Foreign Corrupt Practices Act or similar local laws of the countries in which we do business, including the UK Anti-Bribery Act, which prohibits covered companies from making payments to foreign government officials to assist in obtaining or retaining business. Our Code of Business Conduct and Ethics prohibits corrupt payments on a global basis and precludes us from offering or giving anything of value to a government official for the purpose of obtaining or retaining business, to win a business advantage or to improperly influence a decision regarding Flex. Nevertheless, there can be no assurance that all of our employees and agents will refrain from taking actions in violation of this and our related anti-corruption policies and procedures. Any such violation could have a material adverse effect on our business.
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
We are subject to taxes in numerous jurisdictions. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory rates and changes in tax laws or their interpretation including changes related to tax holidays or tax incentives. The international tax environment continues to change as a result of both coordinated efforts by governments and unilateral measures designed by individual countries, both intended to tackle concerns over perceived international tax avoidance techniques, which could ultimately have an adverse effect on the taxation of international businesses. In the U.S., various proposals to raise corporate income taxes are under active consideration. In addition, legislative changes may result from the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting Project. In 2021, more than 140 countries tentatively signed on to a framework that imposes a minimum tax rate of 15%, among other provisions. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations are uncertain. Any such changes, if adopted, could adversely impact our effective tax rate and may have a material impact on our results of operations, cash flows and financial position.

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
In the EU, we are required to maintain certain standardized certifications in order to sell our products and must undergo periodic inspections to obtain and maintain these certifications. Continued noncompliance to the EU regulations could stop the flow of products into the EU from us or from our customers. In China, the Safe Food and Drug Administration controls and regulates the manufacture and commerce of healthcare products. We must comply with the regulatory laws applicable to medical device manufacturers, or our ability to manufacture products in China could be impacted. In Japan, the Pharmaceutical Affairs Laws regulate the manufacture and commerce of healthcare products. These regulations also require that subcontractors manufacturing products intended for sale in Japan register with authorities and submit to regulatory audits. Other Asian countries and Latin America where we operate have similar laws regarding the regulation of medical device manufacturing.
Our failure to comply with environmental laws could adversely affect our business.
We are subject to extensive and changing federal, state, local and international environmental, health and safety laws and regulations, concerning, among other things, the health and safety of our employees, the generation, use, storage, transportation, discharge and disposal of certain materials (including chemicals and hazardous substances) used in or derived from our manufacturing processes. We are also subject to laws and regulations governing the recyclability of products, the materials that may be included in products, and our obligations to dispose of these products after end users have finished with them. Additionally, we may be exposed to liability to our customers relating to the materials that may be included in the components that we procure for our customers' products. Any violation or alleged violation by us of environmental laws could subject us to significant costs, fines or other penalties.
We are also required to comply with an increasing number of global and local product environmental compliance regulations focused on the restriction of certain hazardous substances. We are subject to the EU directives, including the Restrictions on RoHS, the WEEE as well as the EU's REACH regulation. In addition, new technical classifications of e-Waste being discussed in the Basel Convention technical working group could affect both our customers' abilities and obligations in electronics repair and refurbishment. Also of note is China's Management Methods for Controlling Pollution Caused by electrical information products regulation, commonly referred to as "China RoHS", which restricts the importation into and production within China of electrical equipment containing certain hazardous materials. Similar legislation has been or may be enacted in other jurisdictions, including in the United States. RoHS and other similar legislation bans or restricts the use of lead, mercury and certain other specified substances in electronics products and WEEE requires EU importers and/or producers to assume responsibility for the collection, recycling and management of waste electronic products and components. We have developed rigorous risk mitigating compliance programs designed to meet the needs of our customers as well as applicable regulations. These programs may include collecting compliance data from our suppliers, full laboratory testing and public reporting of other environmental metrics such as carbon emissions, electronic waste and water, and we also require our supply chain to comply. Non-compliance could potentially result in our customers refusing to purchase our products, and significant costs, penalties, and/or other sanctions, such as restrictions on our products entering certain jurisdictions. In the case of WEEE, the compliance responsibility rests primarily with the EU importers and/or producers rather than with EMS companies. However, customers may turn to EMS companies for assistance in meeting their obligations under WEEE.
In addition, we are responsible for the cleanup of contamination at some of our current and former manufacturing facilities and at some third party sites. If more stringent compliance or cleanup standards under environmental laws or regulations are imposed, or the results of future testing and analyses at our current or former operating facilities indicate that we are responsible for the release of hazardous substances into the air, ground and/or water, we may be subject to additional liability. Additional environmental matters may arise in the future at sites where no problem is currently known or at sites that we may acquire in the future. Some environmental laws impose liability without fault, leading companies to be responsible for investigating, removing, or remediating possible hazardous substances released at properties it owns or operates, regardless of when such substances were released. Additionally, we could be required to alter our manufacturing and operations and incur substantial expense in order to comply with environmental regulations. Our failure to comply with environmental laws and regulations or adequately address contaminated sites could limit our ability to expand our facilities or could require us to incur significant expenses, which would harm our business.
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
Social and environmental responsibility policies and provisions may be difficult to comply with and may impose costs on us. Increasing attention on environmental, social and governance (ESG) matters may have a negative impact on our business, impose additional costs on us, and expose us to additional risks.
Companies are facing increasing attention from investors, customers, consumers, and other stakeholders relating to ESG matters, including environmental stewardship, social responsibility, diversity, equity, and inclusion, and workplace conduct. There is an increasing focus on sustainability including ESG in our industry. A number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions that their suppliers should comply with, or they may seek to include such provisions in their procurement terms and conditions. In addition, an increasing number of investors have adopted, or may adopt, ESG policies with which they expect their portfolio companies to comply. We currently comply with the sustainability standards set forth by various voluntary sustainability initiatives and organizations, and we have joined the U.N. Global Compact, a voluntary initiative for businesses to develop, implement and disclose sustainability policies and practices. These social and environmental responsibility and ESG practices, policies, provisions and initiatives are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with. Evolving concerns may lead to subsequent international, national, regional and local legislative and regulatory reactions.
We have established sustainability and ESG programs aligned with sound environmental, social and governance principles. These programs reflect our current initiatives and are not guarantees that we will be able to achieve them. Our ability to successfully execute these initiatives and accurately report our progress presents numerous operational, financial, legal, reputational and other risks, many of which are outside our control, and all of which could have a material negative impact on our business. Additionally, the implementation of these initiatives imposes additional costs on us. If our ESG initiatives fail to satisfy investors, current or potential customers, consumers and our other stakeholders, our reputation, our ability to sell products and services to customers, our ability to attract or retain employees, and our attractiveness as an investment, business partner or acquirer could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.
Climate change, and the legal and regulatory initiatives related to climate change, could adversely affect our business, results of operations and financial condition.
There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changes in weather patterns and an increased frequency, intensity and duration of extreme weather conditions, such as hurricanes, earthquakes, wildfires, water or other natural resource shortages, droughts, or flooding, could, among other things, pose physical risks to and impair our production capabilities, disrupt the operations of our supply chain and infrastructure, and impact our customers and their demand for our services. The geographic locations of our manufacturing facilities could intensify the negative impacts resulting from any of these issues. As a result, the effects of climate change could have a long-term adverse impact on our business, results of operations and financial condition. In many of the countries in which we operate, governmental bodies are increasingly enacting legislation and regulations in response to the potential impacts of climate change. These laws and regulations have, and will continue to have, the potential to impact our operations directly or indirectly as a result of required compliance by us and our suppliers. In addition, we have committed to cut our operational emissions in half by 2030 as part of our long-term sustainability strategy and we may take additional voluntary steps to mitigate our impact on climate change. As a result, we may experience increases in energy, production, transportation and raw material costs, capital expenditures and insurance premiums and deductibles. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the scope of potential regulatory change in the countries in which we operate. Given the political significance and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business, results of operations and financial condition.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our facilities consist of a global network of industrial parks, regional manufacturing operations, and design, engineering and product introduction centers, providing approximately 26.7 million square feet of productive capacity as of March 31, 2022.
The composition of the square footage of our facilities, by region, is as follows:

	Leased (Manufacturing)	Owned (Manufacturing)	Total (Manufacturing)	Non-manufacturing	Total
	(In million square feet)
Asia	6.2	5.9	12.1	6.9	19.0
Americas	3.8	5.5	9.3	8.6	17.9
Europe	2.5	2.8	5.3	5.8	11.1
Total	12.5	14.2	26.7	21.3	48.0
Our facilities include large industrial parks, ranging in size from approximately 100,000 to 4.3 million square feet in Brazil, China, India, and Mexico. We also have regional manufacturing operations, generally ranging in size from under 100,000 to approximately 2.7 million square feet in Austria, Brazil, Canada, China, Czech Republic, Denmark, Hungary, India, Indonesia, Ireland, Israel, Italy, Japan, Malaysia, Mexico, the Netherlands, Poland, Romania, Singapore, Spain, Switzerland, Ukraine, the United Kingdom, and the United States. We also have smaller design and engineering centers, innovation centers and product introduction centers at a number of locations in the world's major industrial and electronics markets.
Our facilities are well maintained and suitable for the operations conducted. The productive capacity of our plants is adequate for current needs.
ITEM 3.    LEGAL PROCEEDINGS
For a description of our material legal proceedings, see note 14 "Commitments and Contingencies" to the consolidated financial statements included under Item 8, which is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET AND SHAREHOLDER INFORMATION
Our ordinary shares are quoted on the Nasdaq Global Select Market under the symbol "FLEX."
As of May 16, 2022, there were 2,890 holders of record of our ordinary shares. This does not include persons whose stock is in nominee or "street name" accounts through brokers.
DIVIDENDS
Since inception, we have not declared or paid any cash dividends on our ordinary shares. We currently do not have plans to pay any cash dividends in fiscal year 2023.
CERTAIN TAXATION CONSIDERATIONS UNDER SINGAPORE LAW
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
Gains on Disposal.    Under current Singapore tax law there is no tax on capital gains, and thus any profits from the disposal of shares are not taxable in Singapore unless the gains arising from the disposal of shares are income in nature and subject to tax, especially if they arise from activities which the Inland Revenue Authority of Singapore regards as the carrying on of a trade or business in Singapore (in which case, the profits on the sale would be taxable as trade or business profits rather than capital gains).
Shareholders who apply, or who are required to apply, the Singapore Financial Reporting Standard ("FRS") 39, FRS 109 or Singapore Financial Reporting Standard (International) 9 (“SFRS(I) 9”) (as the case may be) for the purposes of Singapore income tax may be required to recognize gains or losses (not being gains or losses in the nature of capital) in accordance with the provisions of FRS 39, FRS 109 or SFRS(I) 9 (as the case may be) (as modified by the applicable provisions of Singapore income tax law) even though no sale or disposal of shares is made.
Stamp Duty.    There is no stamp duty payable for holding shares, and no duty is payable on the issue of new shares. Singapore stamp duty is payable on a transfer of existing shares if there is an instrument of transfer executed in Singapore or if there is an instrument of transfer executed outside Singapore that is received in Singapore. In such situations, stamp duty is payable on the instrument of transfer of such shares at the rate of 0.2% of the consideration for, or market value of, such shares, whichever is higher. The stamp duty is borne by the purchaser unless there is an agreement to the contrary. If the instrument of transfer is executed outside of Singapore, the stamp duty must be paid only if the instrument of transfer is received in Singapore.
Estate Taxation.    Singapore estate duty was abolished for deaths occurring on or after February 15, 2008.
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

The graph below assumes that $100 was invested in our ordinary shares, in the Standard & Poor's 500 Stock Index and in the peer group described above on March 31, 2017 and reflects the annual return through March 31, 2022, assuming dividend reinvestment.
The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performances of our ordinary shares.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Flex, the S&P 500 Index, and Peer Group

250
200
150
100
50
0
Index Value
2017
2018
2019
2020
2021
2022
Period Ending
Flex Ltd.
S&P 500 Index
Peer Group

	3/17	3/18	3/19	3/20	3/21	3/22
Flex Ltd.	100.00	97.20	59.52	49.85	108.99	110.42
S&P 500 Index	100.00	113.99	124.82	116.11	181.54	209.94
Peer Group	100.00	85.36	80.59	68.24	131.48	148.91
Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2022.
Index Data: Copyright Standard and Poor's, Inc. Used with permission. All rights reserved.

Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our ordinary shares made by us for the period from January 1, 2022 through March 31, 2022.

Period (2)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - February 4, 2022	2,900,386	$17.07	2,900,386	$551,406,982
February 5 - March 4, 2022	3,263,494	17.07	3,263,494	495,708,750
March 5 - March 31, 2022	7,900	15.43	7,900	495,586,831
Total	6,171,780		6,171,780

(1)    During the period from January 1, 2022 through March 31, 2022, all purchases were made pursuant to the program discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)    On August 4, 2021, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $1.0 billion. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of March 31, 2022, shares in the aggregate amount of $495.6 million were available to be repurchased under the current plan.
RECENT SALES OF UNREGISTERED SECURITIES
None.

ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data.” In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under Item 1A,“Risk Factors.”
OVERVIEW
We are the diversified manufacturing partner of choice that helps market-leading brands design, build and deliver innovative products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, we deliver advanced manufacturing solutions and operate one of the most trusted global supply chains, supporting the entire product lifecycle with fulfillment, after-market, and circular economy solutions for diverse industries including cloud, communications, enterprise, automotive, industrial, consumer devices, lifestyle, healthcare, and energy. Beginning in the fourth quarter of fiscal year 2022, as a result of the sale of certain Series A preferred units in Nextracker LLC ("Nextracker LLC" or "Nextracker") to a third party and our continuing evaluation to separate the Nextracker business and consistent with how our chief operating decision maker allocates resources, assesses performance and makes strategic and operational decisions, we report Nextracker as a separate operating and reportable segment. Nextracker was previously included in the Industrial reporting unit within the Flex Reliability Solutions segment. Our three operating and reportable segments are:
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
•Flex Reliability Solutions ("FRS"), which is comprised of the following end markets:
◦Automotive, including next generation mobility, autonomous, connectivity, electrification, and smart technologies;
◦Health Solutions, including medical devices, medical equipment, and drug delivery; and
◦Industrial, including capital equipment, industrial devices, and renewables and grid edge.
•Nextracker, the leading provider of intelligent, integrated solar tracker and software solutions used in utility-scale and ground-mounted distributed generation solar projects around the world. Nextracker's products enable solar panels to follow the sun’s movement across the sky and optimize plant performance.
Our strategy is to provide customers with a full range of cost competitive, vertically-integrated global supply chain solutions through which we can design, build, ship and service a complete packaged product for our customers. This enables our customers to leverage our supply chain solutions to meet their product requirements throughout the entire product lifecycle.
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
We use a portfolio approach to manage our extensive service offerings. As our customers change the way they go to market, we have the capability to reorganize and rebalance our business portfolio in order to align with our customers' needs and requirements in an effort to optimize operating results. The objective of our business model is to allow us to be flexible and redeploy and reposition our assets and resources as necessary to meet specific customers' supply chain solution needs across all the markets we serve and earn a return on our invested capital above the weighted average cost of that capital.

During fiscal year 2021, in order to further support our strategy and build a sustainable organization, and after considering that the economic recovery from the COVID-19 global pandemic will be slower than anticipated, we identified and engaged in certain structural changes. See additional discussion regarding these restructuring actions below under "Results of Operations - Restructuring charges".
We believe that our continued business transformation is strategically positioning us to take advantage of the long-term, future growth prospects for outsourcing of advanced manufacturing capabilities, design and engineering services and after-market services.
Update on the Impact of COVID-19 on our Business
With the second wave of the global pandemic including follow-on variants of COVID-19, there have been renewed disease control measures being taken to limit the spread including movement bans and shelter-in-place orders. Although not materially impacting our results for the fourth quarter of fiscal year 2022, most recently, with the lockdowns in China, we have also been experiencing temporary plant closures and/or restrictions at certain of our manufacturing facilities in China. We continue to closely monitor the situation in all the locations where we operate. Our priority remains the welfare of our employees. In addition, our end markets continue to be impacted by the global supply chain disruptions. Component shortages and logistical constraints are pervasive across the entire value chain. COVID-19 related restrictions also contributed to a declining workforce, including at ports and warehouses, as well as creating driver shortages around the world. We expect persistent waves of COVID-19 to remain a headwind into the near future. Component shortages and significantly increased logistic costs are also expected to persist at least in the near future as we are continuing to see increasing supply constraints and costs. We continue to carefully monitor potential supply chain disruptions due to ongoing tightness in the overall component environment. Refer to “Risk Factors - The ongoing COVID-19 pandemic has materially and adversely affected our business and results of operations. The duration and extent to which it will continue to adversely impact our business and results of operations remains uncertain and could be material.”
We are continuously evaluating our capital structure in response to the current environment and expect that our current financial condition, including our liquidity sources are adequate to fund future commitments. See additional discussion in the Liquidity and Capital Resources section below.
Russian Invasion of Ukraine
We are monitoring and responding to the escalating conflict in Ukraine and the associated sanctions and other restrictions. As of the date of this report, there is no material impact to our business operations and financial performance in Ukraine. The full impact of the conflict on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflict and its impact on regional and global economic conditions. We will continue to monitor the conflict and assess the related restrictions and other effects and pursue prudent decisions for our team members, customers, and business.
Other Developments
On April 28, 2021, we announced that we confidentially submitted a draft registration statement on Form S-1 with the SEC relating to the proposed initial public offering of Nextracker's Class A common stock. The initial public offering and its timing are subject to market and other conditions and the SEC’s review process, and there can be no assurance that we will proceed with such offering or any alternative transaction. Refer to "Risk Factors - We are pursuing alternatives for our Nextracker business, including a full or partial separation of the business, through an initial public offering of Nextracker or otherwise, which may not be consummated as or when planned or at all, and may not achieve the intended benefits."
On February 1, 2022, we sold Series A Preferred Units representing a 16.7% interest in Nextracker to TPG Rise Flash, L.P., a Delaware limited partnership, which is managed or advised by TPG Rise Climate, TPG, Inc.’s dedicated renewables and climate investing fund (“TPG Rise”), for an aggregate purchase price of $500 million. The sale of the 16.7% interest in Nextracker reflects an implied value for Nextracker as of the date of the sale of $3.0 billion. See note 7 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” for further information.
This Annual Report on Form 10-K does not constitute an offer to sell or a solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.
Business Overview
We are one of the world's largest providers of global supply chain solutions, with revenues of $26.0 billion in the fiscal year ended March 31, 2022. We have established an extensive network of manufacturing facilities in the world's major consumer and enterprise markets (Asia, the Americas, and Europe) to serve the growing outsourcing needs of both multinational and regional customers. We design, build, ship, and service consumer and enterprise products for our customers through a network of over 100 facilities in approximately 30 countries across four continents. We also provide intelligent, integrated solar tracker and software solutions used in utility-scale and ground-mounted distributed generation solar projects around the world. As of March 31, 2022, our total manufacturing capacity was approximately 27 million square feet. The following tables set forth the relative percentages and dollar amounts of net sales by region and by country, and net property and equipment, by country, based on the location of our manufacturing sites (amounts may not sum due to rounding):

	Fiscal Year Ended March 31,
	2022		2021
	(In millions)
Net sales by region:
Americas	$10,839	42%	$9,672	40%
Asia	9,601	37%	9,326	39%
Europe	5,601	21%	5,126	21%
	$26,041		$24,124

Net sales by country:
China	$6,146	24%	$6,147	25%
Mexico	5,059	19%	4,413	18%
U.S.	3,690	14%	3,648	15%
Brazil	2,022	8%	1,554	6%
Malaysia	1,866	7%	1,563	6%
Hungary	1,230	5%	1,313	5%
Other	6,028	23%	5,486	25%
	$26,041		$24,124

	Fiscal Year Ended March 31,
	2022		2021
	(In millions)
Property and equipment, net:
Mexico	$626	29%	$553	26%
U.S.	354	17%	361	17%
China	299	14%	331	16%
India	129	6%	166	8%
Hungary	118	6%	105	5%
Malaysia	110	5%	106	5%
Other	489	23%	475	23%
	$2,125		$2,097

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
Our operating results are affected by a number of factors, including the following:
•the impacts on our business due to component shortages, disruptions in transportation or other supply chain related constraints including as a result of the COVID-19 global pandemic;

•the effects of the COVID-19 global pandemic on our business and results of operations;

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

•the effects that current credit and market conditions (including as a result of the COVID-19 global pandemic and the ongoing conflict between Russia and Ukraine) could have on the liquidity and financial condition of our customers and suppliers, including any impact on their ability to meet their contractual obligations;

•the effects on our business due to certain customers' products having short product lifecycles;

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
Net sales for fiscal year 2022 increased approximately 8%, or $1.9 billion, to $26.0 billion from the prior year. The increase in sales was notable in all three segments. Net sales for our FAS segment increased $0.5 billion, or 4.0%, from the prior year, driven by an increase in our Lifestyle business, and to a lesser extent, an increase in our CEC business. These increases were driven by a lesser impact from COVID-19 production pressure during the current year versus the prior year, coupled with new ramps, customer expansions and continued recoveries in consumer spending, offset to some extent by the scarcity of components and raw material and logistics constraints noted above. The increases noted in FAS during fiscal year 2022 were partially offset by a decrease in our Consumer Devices business primarily due to component shortages and planned contract completions. Net sales for our FRS segment increased $1.1 billion, or 12%, from the prior year, primarily driven by an increase in sales from our Industrial business, as a result of customer ramps and strong demand in EV charging and renewables, semicap, and robotics, coupled with incremental revenue from the Anord Mardix acquisition. In addition, net sales for our Automotive business increased due to new programs during fiscal year 2022 for our next generation mobility portfolio and recovery from the depressed sales from factory shutdowns in the first quarter of fiscal year 2021. The increase in our Automotive business was partially constrained by component shortages and OEM plant shutdowns during fiscal year 2022. Net sales for our Nextracker segment increased $0.3 billion, or 22.0%, from the prior year, primarily driven by additional tracker projects, most notably outside the United States. Our fiscal year 2022 gross profit totaled $1.9 billion, representing an increase of $0.2 billion, or 15%, from the prior year. The increase was primarily driven by overall stronger cost discipline focused on driving further productivity improvements, coupled with continued improvement in the mix of our business, lower restructuring charges in the current fiscal year, benefits from prior restructuring activities and a lower direct and incremental impact from COVID-19, coupled with the stronger demand in multiple end markets compared to the prior year period. Our net income totaled $0.9 billion, representing an increase of $0.3 billion, or 53%, compared to fiscal year 2021, due to the factors explained above along with an approximately $150 million non-cash gain recorded in fiscal year 2022 related to certain tax credits in Brazil (See note 14 to the consolidated financial statements for further information).

Cash provided by operations increased by approximately $0.9 billion to a cash inflow of $1.0 billion for fiscal year 2022 compared with a cash inflow of $0.1 billion for fiscal year 2021 primarily driven by the $0.3 billion increase in net income and $0.6 billion increase in cash provided by operating assets and liabilities. Our net working capital ("NWC") is calculated as current quarter accounts receivable, net of allowance for doubtful accounts, plus inventories and contract assets, less accounts payable. Our net working capital as a percentage of annualized sales for fiscal year 2022 increased to 15.4% from 11.5% in the prior year as a direct result of elevated inventory levels due to component shortages and logistics constraints.
We believe adjusted free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our adjusted free cash flow is defined as cash from operations, less net purchases of property and equipment to present adjusted cash flows on a consistent basis for investor transparency. We also excluded the impact to cash flows related to certain vendor programs that is required for U.S. GAAP presentation as well as cash outflows related to repayment of the outstanding balance of our asset-backed securitization ("ABS") programs in fiscal year 2021 as we utilized proceeds from debt issuance to replace funding from the ABS programs for working capital purposes. Our adjusted free cash flow was $0.6 billion and $0.7 billion for fiscal years 2022 and 2021, respectively. Refer to the Liquidity and Capital Resources section for the adjusted free cash flows reconciliation to the most directly comparable GAAP financial measure of cash flows from operations. Cash used in investing activities increased by approximately $0.7 billion to a cash outflow of $1.0 billion for fiscal year 2022, compared with a cash outflow of $0.2 billion for fiscal year 2021, primarily due to $0.5 billion of cash paid for the acquisition of Anord Mardix in December 2021, net of cash acquired. Cash provided by financing activities decreased by approximately $0.5 billion to a cash inflow of $0.3 billion during fiscal year 2022, compared with a cash inflow of $0.7 billion in the prior year, primarily driven by $0.5 billion of additional cash paid for the repurchase of our ordinary shares in the current fiscal year.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Due to the COVID-19 pandemic and the ongoing conflict between Russia and Ukraine, there has been and we expect there will continue to be uncertainty and disruption in the global economy and financial markets. We have made estimates and assumptions taking into consideration certain possible impacts due to the COVID-19 pandemic and the Russian invasion of Ukraine. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from those estimates and assumptions.
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For further discussion of our significant accounting policies, refer to note 2 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data."
Revenue Recognition
In determining the appropriate amount of revenue to recognize, we apply the following steps: (i) identify the contracts with the customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) we satisfy a performance obligation. Further, we assess whether control of the product or services promised under the contract is transferred to the customer at a point in time (PIT) or over time (OT). We are first required to evaluate whether our contracts meet the criteria for OT recognition. We have determined that for a portion of our contracts, we are manufacturing products for which there is no alternative use (due to the unique nature of the customer-specific product and intellectual property restrictions) and we have an enforceable right to payment including a reasonable profit for work-in-progress inventory with respect to these contracts. For certain other contracts, the Company’s performance creates and enhances an asset that the customer controls as the Company performs under the contract. As a result, revenue is recognized under these contracts OT based on the cost-to-cost method as it best depicts the transfer of control to the customer based on the ratio of costs incurred to date as compared to the total estimated costs at completion of the performance obligation. For all other contracts that do not meet these criteria, we recognize revenue when we have transferred control of the related manufactured products which generally occurs upon delivery and passage of title to the customer. Refer to note 4 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further details.
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
Carrying Value of Long-Lived Assets
We review property and equipment and acquired amortizable intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. An impairment loss is recognized when the carrying amount of the asset group exceeds its fair value. Recoverability of property and equipment and acquired amortizable intangible assets are measured by comparing their carrying amount to the projected cash flows the assets are expected to generate. If such asset groups are determined to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the property and equipment and acquired amortizable intangible assets exceeds fair value. Our judgments regarding projected cash flows for an extended period of time and the fair value of assets may be impacted by changes in market conditions, the general business environment and other factors including future developments of the COVID-19 pandemic and the ongoing conflict between Russia and Ukraine, which remain highly uncertain and unpredictable. To the extent our estimates relating to cash flows and fair value of assets change adversely we may have to recognize material impairment charges in the future.
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
Redeemable Noncontrolling Interest
Interest held by a third party in a consolidated majority-owned subsidiary is presented as noncontrolling interest, which represents the noncontrolling equity holder’s interest in the underlying net assets of our consolidated majority-owned subsidiary. Noncontrolling interest, where we may be required to repurchase the noncontrolling interest under a contractual redemption requirement, is reported in the consolidated balance sheets between liabilities and equity, as redeemable noncontrolling interest (“RNCI”). The carrying value of the RNCI should not be accreted or adjusted to redemption value unless it becomes probable that the Series A Units will become redeemable. Refer to note 7 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our RNCI.
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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales (amounts may not sum due to rounding). The financial information and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data." As further discussed in note 1 and note 21 to the consolidated financial statement in Item 8, we revised our reportable segments in the fourth quarter of fiscal year 2022 to reflect Nextracker as a separate reportable segment in addition to FRS and FAS. There was no change to our consolidated financial statements. Additionally, as further discussed in note 2 to the consolidated financial statement in Item 8, the prior year amounts related to interest expense (income), net are now presented separately under interest, net, and the remaining balances under interest and other, net have been reclassified to other charges (income), net within the consolidated statements of operations. We also elected to include operating income as a subtotal in the consolidated statements of operations. For comparability purposes, the prior periods have been recast to conform to the current presentation. The reclassifications had no effect on the previously reported results of operations.
For a discussion of our results of operations for the fiscal year ended March 31, 2021 compared to the fiscal year ended March 31, 2020, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.
The data below, and discussion that follows, represents our results from operations.

	Fiscal Year Ended March 31,
	2022	2021
Net sales	100.0%	100.0%
Cost of sales	92.5	92.6
Restructuring charges	0.1	0.4
Gross profit	7.4	7.0
Selling, general and administrative expenses	3.4	3.4
Intangible amortization	0.3	0.3
Restructuring charges	—	0.1
Operating income	3.7	3.2
Interest, net	0.6	0.6
Other charges (income), net	(0.9)	(0.3)
Income before income taxes	4.0	2.9
Provision for income taxes	0.4	0.4
Net income	3.6%	2.5%
Net income attributable to redeemable noncontrolling interest	—	—
Net income attributable to Flex Ltd.	3.6%	2.5%

Net sales
The following table sets forth our net sales by segment, and their relative percentages:

	Fiscal Year Ended March 31,
	2022		2021
Net sales:	(In millions)
Flex Agility Solutions	$14,027	54%	$13,493	56%
Flex Reliability Solutions	10,603	41%	9,495	39%
Nextracker	1,458	6%	1,195	5%
Intersegment eliminations	(47)	—%	(59)	—%
	$26,041		$24,124

Net sales for the fiscal year ended 2022 totaled $26.0 billion, representing an increase of $1.9 billion, or approximately 8%, from $24.1 billion for the fiscal year ended 2021. Net sales for our FAS segment increased $0.5 billion, or 4%, from the prior year, mainly due to an increase in net sales of 14% in our Lifestyle business and 3% in our CEC business resulting from a lesser impact from COVID-19 production pressure during the current year versus the prior year, coupled with new ramps, customer expansions and continued recoveries in consumer spending, offset to some extent by the scarcity of components and raw material and logistics constraints. These increases in FAS were offset by a 7% decrease in net sales in our Consumer Devices business due to certain planned contract completions in fiscal year 2022 reflecting our active program management. Net sales in our FRS segment increased $1.1 billion, or 12%, driven primarily by an increase of 17% in net sales from prior year in our Industrial business as a result of customer ramps and strong demand in EV charging and renewables, semicap, and robotics, coupled with incremental revenues from our Anord Mardix acquisition. In addition, net sales for our Automotive business increased 15% from the prior year due to new programs during fiscal year 2022 for our next generation mobility portfolio and recovery from the depressed sales from factory shutdowns in the first quarter of fiscal year 2021. The increase in our Automotive business was partially constrained by component shortages and OEM plant shutdowns during fiscal year 2022. Net sales for our Nextracker segment increased $0.3 billion, or 22%, from the prior year driven by additional tracker projects, most notably outside the United States.
Net sales increased across all regions with a $1.2 billion increase to $10.8 billion in the Americas, a $0.5 billion increase to $5.6 billion in Europe, and a $0.3 billion increase to $9.6 billion in Asia.
Our ten largest customers during fiscal years 2022 and 2021 accounted for approximately 34% and 36% of net sales, respectively. We have made substantial efforts to diversify our portfolio which allows us to operate at scale in many different industries, and, as a result, no customer accounted for greater than 10% of net sales in fiscal year 2022 and 2021.
Cost of sales
Cost of sales is affected by a number of factors, including the number and size of new manufacturing programs, product mix, labor cost fluctuations by region, component costs and availability and capacity utilization.
Cost of sales during fiscal year 2022 totaled $24.1 billion, representing an increase of approximately $1.7 billion, or 8% from $22.3 billion during fiscal year 2021. The increase in cost of sales is most notable in our FRS segment. Cost of sales in FRS for fiscal year 2022 increased $1.0 billion or approximately 12% from fiscal year 2021, which is in line with the 12% increase in revenue, primarily as a result of higher revenue in our Industrial and Automotive businesses. Cost of sales in FAS increased $0.4 billion, or approximately 3%, from fiscal year 2021, which is relatively consistent the 4% increase in revenue, primarily as a result of higher revenue in our Lifestyle and CEC businesses, and partially offset by improved efficiencies. Cost of sales in our Nextracker segment increased $0.4 billion or approximately 37% from fiscal year 2021, primarily due to the increase in steel and freight costs due to container shortages and other logistics challenges resulting from the COVID-19 pandemic, coupled with the increase in sales noted above.
Gross profit
Gross profit is affected by a fluctuation in costs of sales elements as outlined above and further by a number of factors, including product lifecycles, unit volumes, product mix, pricing, competition, new product introductions, and the expansion or consolidation of manufacturing facilities, as well as specific restructuring activities initiated from time to time. The flexible design of our manufacturing processes allows us to manufacture a broad range of products in our facilities and better utilize our manufacturing capacity across our diverse geographic footprint and service customers from all segments. In the cases of new programs, profitability normally lags revenue growth due to product start-up costs, lower manufacturing program volumes in the start-up phase, operational inefficiencies, and under-absorbed overhead. Gross margin for these programs often improves over time as manufacturing volumes increase, as our utilization rates and overhead absorption improve, and as we increase the level of manufacturing services content. As a result of these various factors, our gross margin varies from period to period.
Gross profit during fiscal year 2022 increased $0.2 billion to $1.9 billion, or 7.4% of net sales, from $1.7 billion, or 7.0% of net sales, during fiscal year 2021, an improvement of 40 basis points. The increase in gross profit and gross margin during fiscal year 2022 primarily resulted from the overall stronger cost discipline focused on driving further productivity improvements, coupled with continued improvement in the mix of our business, lower restructuring charges incurred compared to prior year, benefits from prior restructuring activities and a lower direct and incremental impact from COVID-19, coupled with stronger demand in our Automotive, Industrial, CEC and Lifestyle businesses compared to the prior year period.
Segment income
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, customer related asset impairments (recoveries), restructuring charges, legal and other. A portion of depreciation is allocated to the respective segments, together with other general corporate research and development and administrative expenses.

The following table sets forth segment income and margins:

	Fiscal Year Ended March 31,
	2022		2021
	(In millions)
Segment income:
Flex Agility Solutions	$605	4.3%	$449	3.3%
Flex Reliability Solutions	546	5.1%	484	5.1%
Nextracker	90	6.2%	178	14.9%

FAS segment margin increased 100 basis points, to 4.3% for fiscal year 2022, from 3.3% for fiscal year 2021. The margin increase during the period was driven by disciplined cost management and improved efficiencies as noted above, partially offset by elevated costs due to component shortages and logistics constraints across all of our end markets.
FRS segment margin for both fiscal years 2022 and 2021 was consistent at 5.1%. FRS segment margin increased for fiscal year 2022 in our Automotive business compared to the prior year despite component shortages and OEM plant shutdowns during the current year and to a lesser extent, increased in our Industrial business due to strong demand and customer ramps. Increases in Automotive and Industrial were offset by a drop in Health Solutions due to high growth from critical care products in the fiscal year ended 2021.
Nextracker segment margin decreased 870 basis points, to 6.2% for fiscal year 2022, from 14.9% for fiscal year 2021 driven primarily by increased freight and logistics costs.
Restructuring charges
We continued to identify certain structural changes to restructure the business throughout fiscal year 2022. During fiscal year 2022, we recognized approximately $15 million of restructuring charges, most of which related to employee severance. During fiscal year 2021, we recognized approximately $0.1 billion of restructuring charges, most of which related to employee severance as part of an overall effort to align our cost structure with the reorganizing and optimizing of our operations model along the reporting segments, and further sharpen our focus to winning business in end markets where we have competitive advantages and deep domain expertise
Refer to note 16 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our restructuring activities.
Selling, general and administrative expenses
Selling, general and administrative expenses ("SG&A") totaled $0.9 billion, or 3.4% of net sales, during fiscal year 2022, compared to $0.8 billion, or 3.4% of net sales, during fiscal year 2021, increasing by $75 million or 9%, which reflects our enhanced cost control efforts to support higher revenue growth while keeping our SG&A expenses relatively flat.
Intangible amortization
Amortization of intangible assets in fiscal years 2022 and 2021 were $68 million and $62 million, respectively, representing an increase of $6 million, from fiscal year 2021 as a result of four months of amortization expense related to new intangible assets from the Anord Mardix acquisition in December 2021 offset by certain intangible assets being fully amortized during fiscal year 2022.
Interest, net
Interest, net remained relatively flat at $152 million and $148 million during fiscal years 2022 and 2021, respectively.
Other charges (income), net
During fiscal year 2022, we recorded $225 million of other income, net, primarily driven by a $150 million gain related to a certain tax credit recorded upon approval of a "Credit Habilitation" request by the relevant Brazil tax authorities. This is a non-cash gain which will be used to offset certain current and future tax obligations. Other income, net also includes $61 million of equity in earnings, driven by the value increase in certain investment funds resulting from discrete market events including initial public offerings of certain companies included in the funds, coupled with a $32 million gain on foreign exchange transactions.

During fiscal year 2021, we recorded $67 million of other income, net, primarily as a result of recognizing $83 million of equity in earnings, driven by the value increase in certain investment funds resulting from discrete market events including initial public offerings of certain companies included in the funds. Out of the $83 million equity in earnings recorded in fiscal year 2021, we collected $48 million of cash proceeds as we sold certain shares received as a distribution from one of our fund's investments. Partially offsetting the income was an impairment charge of $37 million related to certain non-core investments that were determined to be other than temporarily impaired.
Refer to note 17 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our other charges (income), net.
Income taxes
We work to ensure that we accrue and pay the appropriate amount of income taxes according to the laws and regulations of each jurisdiction in which we operate. Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. The consolidated effective tax rates were 10.0% and 14.1% for the fiscal years 2022 and 2021, respectively. The effective rate varies from the Singapore statutory rate of 17.0% in each year as a result of the following items:

	Fiscal Year Ended March 31,
	2022	2021
Income taxes based on domestic statutory rates	17.0%	17.0%
Effect of jurisdictional tax rate differential	(10.9)	(11.6)
Change in unrecognized tax benefit	1.1	1.5
Change in valuation allowance	1.1	4.9
Foreign exchange movement on prior year taxes recoverable	(0.9)	0.7
Tax impacts related to sale of Nextracker Series A Preferred Units	1.2	—
APB 23 tax liability	0.1	0.1
Other	1.3	1.5
Provision for income taxes	10.0%	14.1%

The variation in our effective tax rate each year is primarily a result of recognition of earnings in foreign jurisdictions which are taxed at rates lower than the Singapore statutory rate including the effect of tax holidays and tax incentives we received primarily for our subsidiaries in China, Malaysia, Costa Rica, Netherlands and Israel of $23 million and $21 million in fiscal years 2022 and 2021, respectively. Additionally, our effective tax rate is impacted by changes in our liabilities for uncertain tax positions of $12 million, and $11 million and changes in our valuation allowances on deferred tax assets of $12 million and $35 million in fiscal years 2022 and 2021, respectively. We generate most of our revenues and profits from operations outside of Singapore.
We are regularly subject to tax return audits and examinations by various taxing jurisdictions around the world, and there can be no assurance that the final determination of any tax examinations will not be materially different than that which is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of a current or future examination, there could be a material adverse effect on our effective tax rate, tax position, operating results, financial position and cash flows.
We provide a valuation allowance against deferred tax assets that in our estimation are not more likely than not to be realized. During fiscal year 2022, we released valuation allowances totaling $26 million, $8 million of which related primarily to certain operations in Canada and Hungary, as these amounts were deemed to be more likely than not to be realized due to the sustained profitability during the past three fiscal years as well as continued forecasted profitability of those operations. The remaining approximately $19 million valuation allowance release related to deferred tax assets in the United States deemed realizable due to purchase accounting related to the Anord Mardix acquisition. Various other valuation allowance positions were also reduced due to varying factors such as recognition of uncertain tax positions impacting deferred tax assets, one-time income recognition in loss entities, and foreign exchange impacts on deferred tax balances. Lastly, these valuation allowance reductions and eliminations were offset by current period valuation allowance additions due to increased deferred tax assets as a result of current period losses in legal entities with existing full valuation allowance positions.

LIQUIDITY AND CAPITAL RESOURCES
In response to the recent challenging environment following the COVID-19 pandemic, we continuously evaluate our ability to meet our obligations over the next 12 months and have proactively reset our capital structure during these times to improve maturities and liquidity. As a result, we expect that our current financial condition, including our liquidity sources are adequate to fund current and future commitments. As of March 31, 2022, we had cash and cash equivalents of approximately $3.0 billion and bank and other borrowings of approximately $4.2 billion. We have a $2.0 billion revolving credit facility, that is due to mature in January 2026 (the "2026 Credit Facility"), under which we had no borrowings outstanding as of March 31, 2022. We also issued HUF 100 billion of 3.6% bonds due December 2031 (approximately $301.4 million, as of March 31, 2022) and borrowed €350 million under a one-year term loan (approximately $388.6 million as of March 31, 2022) at an interest rate of (0.18)% per annum. The proceeds of the new debt were used to refinance certain other outstanding debt in fiscal year 2022 and for other general corporate purposes. As of March 31, 2022, we were in compliance with the covenants under all of our credit facilities and indentures. Refer to note 9 to the consolidated financial statement in Item 8, "Financial Statements and Supplementary Data" for additional details on the 2026 Credit Facility and the new notes.
Our cash balances are held in numerous locations throughout the world. As of March 31, 2022, approximately 34% of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated, under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $1.6 billion as of March 31, 2022). Repatriation could result in an additional income tax payment; however, for the majority of our foreign entities, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.
The following is a discussion of our cash flows for the fiscal years ended March 31, 2022 and March 31, 2021. For a discussion of our cash flows for the fiscal years ended March 31, 2021 and March 31, 2020, please refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.
Fiscal Year 2022
Cash provided by operating activities was $1.0 billion during fiscal year 2022. The total cash provided by operating activities resulted primarily from $0.9 billion of net income for the period plus $0.6 billion of non-cash charges such as depreciation, amortization, non-cash lease expense, restructuring and impairment charges, provision for doubtful accounts, deferred income taxes and stock-based compensation. Depreciation expense was $0.4 billion and relatively consistent with prior years. These additions were offset by a net change in our operating assets and liabilities of $0.5 billion primarily driven by changes in NWC as discussed below, partially offset by an increase in cash from other current liabilities of $1.1 billion primarily attributed to customer advances received.
We believe NWC, and net working capital as a percentage of annualized net sales are key metrics that measure our liquidity. NWC is calculated as current quarter accounts receivable, net of allowance for doubtful accounts, plus inventories and contract assets, less accounts payable. NWC increased by $1.3 billion to $4.2 billion as of March 31, 2022, from $2.9 billion as of March 31, 2021. This increase is primarily driven by a $2.7 billion increase in inventories due to component shortages, clear-to build constraints and logistic challenges which increased buffer stock and inventory pricing, coupled with a $0.2 billion increase in contract assets, and partially offset with a $1.0 billion increase in accounts payable due to increased inventory purchases and a $0.6 billion decrease in accounts receivable, net partially due to more accounts receivable factored as of March 31, 2022. Our net working capital as a percentage of annualized net sales as of March 31, 2022 increased to 15.4% as compared to 11.5% of annualized net sales as of March 31, 2021 due to these factors. We continue to experience component shortages in the supply chain and logistical constraints, and although we are actively managing these impacts, we expect continued working capital pressure in the near future. We expect it will take time to adequately drive down our inventory levels. We are proactively working with our partners to rebalance safety and buffer stock requirements and we have an established enterprise-wide cross-functional initiative to reset our load planning in an effort to reduce inventory levels. In addition, we are pursuing alternative resources using inclusive hybrid solutions to minimize transit times and implementing operational efficiencies. Component shortages and significantly increased logistic costs are expected to persist into the near future as we are continuing to experience increasing supply constraints and costs. We are working diligently with our partners to secure needed parts and fulfill demand. In addition, to the extent possible, we have collaborated with our customers for working capital advances to offset the required investment in inventory. Advances from customers were $1.4 billion as of March 31, 2022, an increase of $0.9 billion from $0.5 billion as of March 31, 2021.

Cash used in investing activities totaled $1.0 billion during fiscal year 2022. This was primarily driven by $0.5 billion of cash paid for the acquisition of Anord Mardix in December 2021, net of cash acquired, and approximately $0.4 billion of capital expenditures for property and equipment to continue expanding capabilities and capacity in support of our expanding Lifestyle, Automotive, and Industrial businesses.
Cash provided by financing activities was $0.3 billion during fiscal year 2022. This was primarily driven by $0.7 billion of proceeds received in aggregate, after premiums, following the issuance of the HUF 100 billion Bonds due December 2031 and the €350 million term loan due December 2022, and $0.5 billion of proceeds received from the sale of Nextracker redeemable preferred units, partially offset by $0.7 billion of cash paid for the repurchase of our ordinary shares and $0.2 billion of cash paid for the repayment of the Euro term loan due January 2022. Refer to note 9 to the consolidated financial statement in Item 8, "Financial Statements and Supplementary Data" for additional details.
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
Adjusted Free Cash Flow
We believe adjusted free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our adjusted free cash flow is defined as cash from operations, less net purchases of property and equipment to present adjusted cash flows on a consistent basis for investors. During fiscal year 2021, we proactively and strategically reduced the outstanding balance of our ABS programs. Proceeds from our debt issuance replaced the funding from the ABS programs for working capital purposes. As this decrease in cash flow reflected the change of our capital strategy, we added this back for our adjusted free cash flow calculation and also excluded the impact to cash flows related to certain vendor programs that is required for US GAAP presentation for fiscal year 2021. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Adjusted Free Cash Flow subsection) of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2021 for further discussion. Our adjusted free cash flow was $0.6 billion and $0.7 billion for fiscal years 2022 and 2021, respectively. Adjusted free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Adjusted free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Adjusted free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Fiscal Year Ended March 31,
	2022	2021
	(In millions)
Net cash provided by operating activities	$1,024	$144
Reduction in ABS levels and other	—	799
Purchases of property and equipment	(443)	(351)
Proceeds from the disposition of property and equipment	11	85
Adjusted free cash flow (1)	$593	$677

(1)Figures in the table may not foot exactly due to rounding.
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
Future liquidity needs will depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, and the levels of shipments and changes in the volume of customer orders.
We maintain global paying service agreements with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers who elect to participate in the program. The agreements allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. During fiscal years ended March 31, 2022 and 2021, the cumulative payments due to suppliers participating in the programs amounted to approximately $1.3 billion and $1.0 billion, respectively. Pursuant to their agreement with one of the financial institutions, certain suppliers may elect to be paid early at their discretion. We are not always notified when our suppliers sell receivables under these programs. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.
In addition, we maintain various uncommitted short-term financing facilities including but not limited to a commercial paper program, and a revolving sale and repurchase of subordinated notes established under the securitization facility, under which there were no borrowings outstanding as of March 31, 2022.
Historically, we have funded operations from cash and cash equivalents generated from operations, proceeds from public offerings of debt securities, bank debt and lease financings. We also have the ability to sell a designated pool of trade receivables under ABS programs and sell certain trade receivables, which are in addition to the trade receivables sold in connection with these securitization agreements. We may enter into debt and equity financings, sales of accounts receivable and lease transactions to fund acquisitions and anticipated growth as needed.
During fiscal year 2022, no accounts receivable had been sold under our ABS programs and we received approximately $1.6 billion from other sales of receivables under our factoring program. During fiscal years 2021, we received approximately $0.6 billion from transfers of receivables under our ABS programs, and $0.8 billion from other sales of receivables. As of March 31, 2022 and 2021, the outstanding balance on receivables sold for cash was $0.6 billion and $0.2 billion, respectively, under our accounts receivable factoring programs, which were removed from accounts receivable balances in our consolidated balance sheets.
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
Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $1 billion in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 4, 2021. During fiscal year 2022, we paid $686 million to repurchase shares under the current and prior repurchase plans at an average price of $17.97 per share. As of March 31, 2022, shares in the aggregate amount of $496 million were available to be repurchased under the current plan.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Bank borrowings and long-term debt are as follows:

	As of March 31,
	2022	2021
	(In millions)
5.000% Notes due February 2023	$500	$500
Term Loan due April 2024 - three-month TIBOR plus 0.43%	273	305
4.750% Notes due June 2025	598	598
3.750% Notes due February 2026	690	694
4.875% Notes due June 2029	659	661
4.875% Notes due May 2030	690	694
Euro Term Loans	389	168
3.600% HUF Bonds due December 2031	301	—
India Facilities	84	133
Other	31	51
Debt issuance costs	(18)	(21)
	4,197	3,783
Current portion, net of debt issuance costs	(949)	(268)
Non-current portion	$3,248	$3,515

Refer to the discussion in note 9 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further details of our debt obligations.
In addition. we have leased certain of our property and equipment under finance lease commitments, and certain of our facilities and equipment under operating lease commitments. Future payments due under our debt including finance leases and related interest obligations and operating leases are as follows (amounts may not sum due to rounding):

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Greater Than 5 Years
	(In millions)
Contractual Obligations:
Bank borrowings, long-term debt and finance lease obligations:
Bank borrowings and long-term debt	$4,215	$950	$326	$1,288	$1,651
Finance leases	4	2	2	—	—
Interest on long-term debt obligations	744	153	264	154	173
Operating leases, net of subleases	765	148	232	156	229
Restructuring costs	43	42	1	—	—
Total contractual obligations	$5,771	$1,295	$825	$1,598	$2,053

We have excluded $282 million of liabilities for unrecognized tax benefits from the contractual obligations table as we cannot make a reasonably reliable estimate of the periodic settlements with the respective taxing authorities. See note 15, "Income Taxes" to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further details.
We also have outstanding firm purchase orders with certain suppliers for the purchase of inventory, which are not included in the table above. The majority of the purchase obligations are generally short-term in nature. As of March 31, 2022, our purchase obligations over one year were approximately $0.9 billion. We generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding purchase commitment from our customer. Our purchase obligations can fluctuate significantly from period to period and can materially impact our future operating asset and liability balances, and our future working capital requirements. We intend to use our existing cash balances, together with anticipated cash flows from operations to fund our existing and future contractual obligations.

On February 1, 2022, we sold Series A Preferred Units, representing a 16.67% interest in Nextracker, to TPG Rise and received proceeds of $487.5 million, net of $12.5 million in transaction costs. Because the Series A Preferred Units are redeemable upon the occurrence of conditions not solely within the control of Flex, we classified the redeemable noncontrolling interest as temporary equity on our consolidated balance sheets.
At TPG Rise’s election, we are required to repurchase all of the outstanding Series A Preferred Units at their liquidation preference, which shall include all contributed but unreturned capital plus accrued but unpaid dividends, at the earlier of certain change in control events and February 2, 2028. Additionally, if Nextracker has not completed a qualified initial public offering prior to February 2, 2027, then TPG Rise may cause us to repurchase all of the outstanding Series A Preferred Units at their fair market value. We do not believe that it is probable as of March 31, 2022, that the noncontrolling interest will become redeemable given the anticipated Qualified Public Offering of Nextracker. See note 7, "Redeemable Noncontrolling Interest" to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further details.
RECENT ACCOUNTING PRONOUNCEMENTS
Refer to note 2 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for recent accounting pronouncements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
A portion of our exposure to market risk for changes in interest rates relates to our highly liquid investment portfolio, with maturities of three months or less from original dates of purchase and are classified as cash equivalents on our consolidated balance sheet. We do not use derivative financial instruments in our highly liquid investment portfolio. We place cash and cash equivalents with various major financial institutions and highly rated money market accounts. Our investment policy has strict guidelines focusing on preservation of capital. The portfolio is comprised of various instruments including term deposits with banks, marketable securities and money market accounts. Our cash is principally invested in the U.S. dollar and China renminbi serving as a natural hedge of our renminbi denominated costs. As of March 31, 2022, the outstanding amount in the highly liquid investment portfolio was $2.3 billion, the largest components of which were U.S. dollar, Indian rupee, Brazilian real, Israeli new shekel and China renminbi denominated money market accounts with an average return of 1%. A hypothetical 10% change in interest rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.
We had variable rate debt outstanding of approximately $0.4 billion as of March 31, 2022. Variable rate debt obligations consisted of borrowings under our term loans. Interest on these obligations is discussed in note 9 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data".
Our variable rate debt instruments create exposures for us related to interest rate risk. A hypothetical 10% change in interest rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.
As of March 31, 2022, the approximate average fair value of our debt outstanding under our Notes due February 2023, June 2025, February 2026, June 2029, and May 2030 was 102.6% of the face value of the debt obligations based on broker trading prices.
In July 2017, the U.K.'s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced the publication cessation dates for all U.S. Dollar and non-U.S. Dollar LIBOR settings. Most settings ceased at the end of December 2021 and the remaining U.S. Dollar settings (overnight and one-, three-, six- and twelve-month U.S. Dollar LIBOR) will cease at the end of June 2023. Although significant progress has been made by regulators, industry bodies, and market participants to introduce and implement the Secured Overnight Financing Rate (“SOFR”) as a replacement rate for U.S. dollar LIBOR, there is no assurance that an alternative reference rate such as SOFR will achieve sufficient market acceptance when the publication of the principal tenors of U.S. Dollar LIBOR is discontinued, or that market participants will otherwise implement effective transitional arrangements to address that discontinuation. Such failure to implement an alternative reference rate could result in widespread dislocation in the financial markets and volatility in the pricing of debt facilities negatively affecting our access to the borrowing of additional funds. Furthermore, while contractual arrangements in connection with certain of our debt facilities contemplate the transition from LIBOR to an alternative reference rate (including SOFR), the consequences of such transition cannot be entirely predicted and could result in an increase in the cost of our borrowings on our variable rate debt, which could adversely impact our interest expense, results of operations, and cash flows. For risks related to the discontinuation of LIBOR, see the following risk factor in Item IA: “Changes in our credit rating may make it more expensive for us to raise additional capital or to borrow additional funds. We are also exposed to interest rate fluctuations on our outstanding borrowings and investments.”
FOREIGN CURRENCY EXCHANGE RISK
We transact business in various foreign countries and are, therefore, subject to risk of foreign currency exchange rate fluctuations. We have established a foreign currency risk management policy to manage this risk. To the extent possible, we manage our foreign currency exposure by evaluating and using non-financial techniques, such as currency of invoice, leading and lagging payments and receivables management. In addition, we may borrow in various foreign currencies and enter into short-term and long-term foreign currency derivative contracts, including forward, swap, and option contracts to hedge only those currency exposures associated with certain assets and liabilities, mainly accounts receivable, accounts payable, debt, and cash flows denominated in non-functional currencies.
We endeavor to maintain a partial or fully hedged position for certain transaction exposures. These exposures are primarily, but not limited to, revenues, customer and vendor payments and inter-company balances in currencies other than the functional currency of the operating entity. The credit risk of our foreign currency derivative contracts is minimized since all contracts are with large financial institutions and accordingly, fair value adjustments related to the credit risk of the counter-party financial institutions were not material. The gains and losses on foreign currency derivative contracts generally offset the losses and gains on the assets, liabilities and transactions hedged. The fair value of currency derivative contracts is reported on the balance sheet. The aggregate notional amount of outstanding contracts as of March 31, 2022 amounted to $11.6 billion and the recorded fair values of the associated assets and liabilities were not material. The majority of these foreign exchange contracts expire in less than three months. They will settle primarily in the Brazilian real, British pound, China renminbi, Euro, Hungarian forint, Indian rupee, Israeli shekel, Malaysian ringgit, Mexican peso, and U.S. dollar.
Based on our overall currency rate exposures as of March 31, 2022, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors, a 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flex Ltd., Singapore
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Flex Ltd. and subsidiaries (the "Company") as of March 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, redeemable noncontrolling interest and shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2022, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 20, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Certain of the Company’s customer agreements include potential price adjustments which are accounted for as variable consideration under the relevant accounting literature. For arrangements that include potential price adjustments the Company limits the amount of revenue recognized to that amount which is not probable of significant reversal, considering potential refunds required by the contract, historical experience and other surrounding facts and circumstances. The amount of variable consideration that is deferred is recorded in ‘customer-related accruals’ on the consolidated balance sheets, which totaled $227.4 million as of March 31, 2022.
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
May 20, 2022
We have served as the Company’s auditors since 2002.

FLEX LTD.
CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2022	2021
	(In millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,964	$2,637
Accounts receivable, net of allowance for doubtful accounts (Note 2)	3,371	3,959
Contract assets	519	282
Inventories	6,580	3,895
Other current assets	903	590
Total current assets	14,337	11,363
Property and equipment, net	2,125	2,097
Operating lease right-of-use assets, net	637	642
Goodwill	1,342	1,090
Other intangible assets, net	411	213
Other assets	473	431
Total assets	$19,325	$15,836
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$949	$268
Accounts payable	6,254	5,247
Accrued payroll	470	473
Deferred revenue and customer working capital advances	2,002	848
Other current liabilities	1,036	998
Total current liabilities	10,711	7,834
Long-term debt, net of current portion	3,248	3,515
Operating lease liabilities, non-current	551	562
Other liabilities	608	489
Total liabilities	15,118	12,400
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest (Note 7)	78	—
Shareholders' equity
Ordinary shares, no par value; 510,799,667 and 542,807,200 issued, and 460,560,312 and 492,567,845 outstanding as of March 31, 2022 and 2021, respectively	6,052	6,232
Treasury stock, at cost; 50,239,355 shares as of March 31, 2022 and 2021, respectively	(388)	(388)
Accumulated deficit	(1,353)	(2,289)
Accumulated other comprehensive loss	(182)	(119)
Total shareholders' equity	4,129	3,436
Total liabilities, redeemable noncontrolling interest, and shareholders' equity	$19,325	$15,836

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2022	2021	2020
	(In millions, except per share amounts)
Net sales	$26,041	$24,124	$24,210
Cost of sales	24,094	22,349	22,681
Restructuring charges	15	88	190
Gross profit	1,932	1,687	1,339
Selling, general and administrative expenses	892	817	834
Intangible amortization	68	62	64
Restructuring charges	—	13	26
Operating income	972	795	415
Interest, net	152	148	174
Other charges (income), net	(225)	(67)	82
Income before income taxes	1,045	714	159
Provision for income taxes	105	101	71
Net income	940	613	88
Net income attributable to redeemable noncontrolling interest	4	—	—
Net income attributable to Flex Ltd.	$936	$613	$88

Earnings per share attributable to the shareholders of Flex Ltd.:
Basic	$1.97	$1.23	$0.17
Diluted	$1.94	$1.21	$0.17
Weighted-average shares used in computing per share amounts:
Basic	476	499	509
Diluted	483	506	512

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
	2022	2021	2020
	(In millions)
Net income	$940	$613	$88
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(39)	56	(24)
Unrealized gain (loss) on derivative instruments and other, net of tax	(24)	40	(40)
Comprehensive income	$877	$709	$24
Comprehensive income attributable to redeemable noncontrolling interest	4	—	—
Comprehensive income attributable to Flex Ltd.	$873	$709	$24

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY

	Redeemable Noncontrolling Interest	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
	Amount	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments And Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
		(In millions)
BALANCE AT MARCH 31, 2019	$—	517	$6,136	$(3,012)	$(42)	$(109)	$(151)	$2,973
Repurchase of Flex Ltd. ordinary shares at cost	—	(24)	(260)	—	—	—	—	(260)
Exercise of stock options	—	—	1	—	—	—	—	1
Issuance of Flex Ltd. vested shares under restricted share unit awards	—	4	—	—	—	—	—	—
Net income	—	—	—	88	—	—	—	88
Stock-based compensation	—	—	71	—	—	—	—	71
Cumulative effect on opening equity of adopting accounting standards and other	—	—	—	22	—	—	—	22
Total other comprehensive loss	—	—	—	—	(40)	(24)	(64)	(64)
BALANCE AT MARCH 31, 2020	—	497	5,948	(2,902)	(82)	(133)	(215)	2,831
Repurchase of Flex Ltd. ordinary shares at cost	—	(10)	(183)	—	—	—	—	(183)
Issuance of Flex Ltd. vested shares under restricted share unit awards	—	5	—	—	—	—	—	—
Net income	—	—	—	613	—	—	—	613
Stock-based compensation	—	—	79	—	—	—	—	79
Total other comprehensive income	—	—	—	—	40	56	96	96
BALANCE AT MARCH 31, 2021	—	492	5,844	(2,289)	(42)	(77)	(119)	3,436
Sale of subsidiary's redeemable preferred units, net of transaction cost	74	—	414	—	—	—	—	414
Repurchase of Flex Ltd. ordinary shares at cost	—	(38)	(686)	—	—	—	—	(686)
Exercise of stock options	—	1	1	—	—	—	—	1
Issuance of Flex Ltd. vested shares under restricted share unit awards	—	6	—	—	—	—	—	—
Net income	4	—	—	936	—	—	—	936
Stock-based compensation	—	—	91	—	—	—	—	91
Total other comprehensive loss	—	—	—	—	(24)	(39)	(63)	(63)
BALANCE AT MARCH 31, 2022	$78	461	$5,664	$(1,353)	$(66)	$(116)	$(182)	$4,129
The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2022	2021	2020
	(In millions)
Cash flows from operating activities:
Net income	$936	$613	$88
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	409	422	422
Amortization and other impairment charges	75	147	204
Provision for doubtful accounts (Note 2)	(3)	5	24
Other non-cash income	(54)	(119)	(39)
Non-cash lease expense	130	124	122
Stock-based compensation	91	79	71
Deferred income taxes	(44)	(12)	6
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	624	(1,615)	(2,106)
Contract assets	(226)	107	(86)
Inventories	(2,655)	(96)	(66)
Other current and noncurrent assets	(295)	62	(19)
Accounts payable	969	103	(15)
Other current and noncurrent liabilities	1,067	324	(139)
Net cash provided by (used in) operating activities	1,024	144	(1,533)
Cash flows from investing activities:
Purchases of property and equipment	(443)	(351)	(462)
Proceeds from the disposition of property and equipment	11	85	106
Acquisitions of businesses, net of cash acquired	(539)	—	(1)
Proceeds from divestiture of businesses, net of cash held in divested businesses	9	(3)	3
Cash collections of deferred purchase price	—	—	2,566
Other investing activities, net	11	67	67
Net cash provided by (used in) investing activities	(951)	(202)	2,279
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	759	2,065	1,070
Repayments of bank borrowings and long-term debt	(284)	(1,142)	(1,316)
Payments for repurchases of ordinary shares	(686)	(183)	(260)
Proceeds from sale of subsidiary's redeemable preferred units	488	—	—
Other financing activities, net	3	3	(2)
Net cash provided by (used in) financing activities	280	743	(508)
Effect of exchange rates on cash	(26)	29	(12)
Net increase in cash and cash equivalents	327	714	226
Cash and cash equivalents, beginning of year	2,637	1,923	1,697
Cash and cash equivalents, end of year	$2,964	$2,637	$1,923

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION OF THE COMPANY
Flex Ltd. ("Flex" or the "Company") is the diversified manufacturing partner of choice that helps market-leading brands design, build and deliver innovative products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, Flex delivers advanced manufacturing solutions and operates one of the most trusted global supply chains, supporting the entire product lifecycle with fulfillment, after-market, and circular economy solutions for diverse industries including cloud, communications, enterprise, automotive, industrial, consumer devices, lifestyle, healthcare, and energy. Beginning in the fourth quarter of fiscal year 2022, as a result of the sale of certain Series A preferred units in Nextracker LLC ("Nextracker LLC" or "Nextracker") to a third party (see note 7) and the Company's continuing evaluation to separate the Nextracker business and consistent with how the Company's chief operating decision maker ("CODM") allocates resources, assesses performance and makes strategic and operational decisions, Flex now reports Nextracker as a separate operating and reportable segment. Nextracker was previously included in the Industrial reporting unit within the Flex Reliability Solutions segment. Flex's three operating and reportable segments are:
•Flex Agility Solutions ("FAS"), which is comprised of the following end markets:
◦Communications, Enterprise and Cloud, including data infrastructure, edge infrastructure and communications infrastructure;
◦Lifestyle, including appliances, consumer packaging, floorcare, micro mobility and audio; and
◦Consumer Devices, including mobile and high velocity consumer devices.
•Flex Reliability Solutions ("FRS"), which is comprised of the following end markets:
◦Automotive, including next generation mobility, autonomous, connectivity, electrification, and smart technologies;
◦Health Solutions, including medical devices, medical equipment, and drug delivery; and
◦Industrial, including capital equipment, industrial devices, and renewables and grid edge.
•Nextracker, the leading provider of intelligent, integrated solar tracker and software solutions used in utility-scale and ground-mounted distributed generation solar projects around the world. Nextracker's products enable solar panels to follow the sun’s movement across the sky and optimize plant performance.
The Company's service offerings include a comprehensive range of value-added design and engineering services that are tailored to the various markets and needs of its customers. Other focused service offerings relate to manufacturing (including enclosures, metals, plastic injection molding, precision plastics, machining, and mechanicals), system integration and assembly and test services, materials procurement, inventory management, logistics and after-sales services (including product repair, warranty services, re-manufacturing and maintenance), supply chain management software solutions and component product offerings (including flexible printed circuit boards and power adapters and chargers). The Company also provide intelligent, integrated solar tracker and software solutions used in utility-scale and ground-mounted distributed generation solar projects around the world.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. SUMMARY OF ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Flex and its majority-owned subsidiaries, after elimination of intercompany accounts and transactions. Amounts included in these consolidated financial statements are expressed in U.S. dollars unless otherwise designated. The Company consolidates its majority-owned subsidiaries and investments in entities in which the Company has a controlling interest. For the consolidated majority-owned subsidiaries in which the Company owns less than 100%, the Company recognizes a noncontrolling interest for the ownership of the noncontrolling owners. The associated noncontrolling owners' interest in the income or losses of these companies is not material to the Company's results of operations for all periods presented, and is classified as a component of other charges (income), net, in the consolidated statements of operations. Noncontrolling interest that is redeemable upon the occurrence of conditions outside of the control of the Company is reported as temporary equity in the consolidated balance sheets. The amount of consolidated net income attributable to Flex Ltd. and to the redeemable noncontrolling interest is presented in the consolidated statements of operations. Refer to note 7 Redeemable Noncontrolling Interest for additional information.
Certain prior period presentations and disclosures were reclassified to ensure comparability with the current period presentation. In fiscal year 2022, the Company elected to include operating income as a subtotal in the consolidated statements of operations. In addition, deferred revenue and customer working capital advances, previously included within other current liabilities, have been separately presented as deferred revenue and customer working capital advances in the current liabilities section of the consolidated balance sheets. Further, certain unbilled receivables previously presented as part of accounts receivable, net of allowance for doubtful accounts are now being presented as contract assets on the consolidated balance sheets as billing is to occur subsequent to revenue recognition and is conditional upon other than the passage of time. The Company reclassified $146.8 million of unbilled receivables from accounts receivable, net of allowance for doubtful accounts to contract assets for the period ended March 31, 2021 in order to align with the current year presentation. The Company also recast fiscal year 2021 and 2020 consolidated statements of cash flows reflecting similar reclassifications between changes in contract assets and accounts receivable, net of allowance for doubtful accounts to align with the current year presentation. The reclassifications had no effect on the previously reported results of operations or cash flows from operating activities.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things: allowances for doubtful accounts; inventory write-downs; valuation allowances for deferred tax assets; uncertain tax positions; valuation and useful lives of long-lived assets including property, equipment, and intangible assets; valuation of goodwill; valuation of investments in privately held companies; asset impairments; fair values of financial instruments, notes receivable and derivative instruments; restructuring charges; contingencies; warranty provisions; incremental borrowing rates in determining the present value of lease payments; accruals for potential price adjustments arising from customer contracts; fair values of assets obtained and liabilities assumed in business combinations; and the fair values of stock options and restricted share unit awards granted under the Company's stock-based compensation plans. Due to the COVID-19 pandemic and geopolitical conflicts (including the Russian invasion of Ukraine), there has been and will continue to be uncertainty and disruption in the global economy and financial markets. The Company has made estimates and assumptions taking into consideration certain possible impacts due to the COVID-19 pandemic and the Russian invasion of Ukraine. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.
Translation of Foreign Currencies
The financial position and results of operations for certain of the Company's subsidiaries are measured using a currency other than the U.S. dollar as their functional currency. Accordingly, all assets and liabilities for these subsidiaries are translated into U.S. dollars at the current exchange rates as of the respective balance sheet dates. Revenue and expense items are translated at the average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these subsidiaries' financial statements are reported as other comprehensive income (loss), a component of shareholders' equity. Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, and re-measurement adjustments for foreign operations where the U.S. dollar is the functional currency, are included in operating results. Non-functional currency transaction gains and losses, and re-measurement adjustments were not

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
material to the Company's consolidated results of operations for all periods presented, and have been classified as a component of other charges (income), net in the consolidated statements of operations.
Revenue Recognition
In determining the appropriate amount of revenue to recognize, the Company applies the following steps: (i) identifies the contracts with the customers; (ii) identifies performance obligations in the contracts; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations per the contracts; and (v) recognizes revenue when (or as) the Company satisfies a performance obligation. Further, the Company assesses whether control of the products or services promised under the contract is transferred to the customer at a point in time (PIT) or over time (OT). The Company is first required to evaluate whether its contracts meet the criteria for OT recognition. The Company has determined that for a portion of its contracts, the Company is manufacturing products for which there is no alternative use (due to the unique nature of the customer-specific product and intellectual property restrictions) and the Company has an enforceable right to payment including a reasonable profit for work-in-progress inventory with respect to these contracts. For certain other contracts, the Company’s performance creates and enhances an asset that the customer controls as the Company performs under the contract. As a result, revenue is recognized under these contracts OT based on the cost-to-cost method as it best depicts the transfer of control to the customer measured based on the ratio of costs incurred to date as compared to the total estimated costs at completion of the performance obligation. For all other contracts that do not meet these criteria, the Company recognizes revenue when it has transferred control of the related manufactured products which generally occurs upon delivery and passage of title to the customer. Certain of the Company’s customer agreements include potential price adjustments which may result in variable consideration. These price adjustments include, but are not limited to, sharing of cost savings, committed price reductions, material margins earned over the period that are contractually required to be paid to the customers, rebates, refunds tied to performance metrics such as on-time delivery, and other periodic pricing resets that may be refundable to customers. The Company recognizes estimates of this variable consideration that are not expected to result in a significant revenue reversal in the future, primarily based on the amount of potential refunds required by the contract, historical experience and other surrounding facts and circumstances. Refer to note 4 "Revenue" for further details.
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
The following table summarizes the activity in the Company's allowance for doubtful accounts during fiscal years 2022, 2021 and 2020:

	Balance at Beginning of Year	Charged to Costs and Expenses (1)	Deductions/ Write-Offs	Balance at End of Year
	(In millions)
Allowance for doubtful accounts:
Year ended March 31, 2020	$91	$24	$(19)	$96
Year ended March 31, 2021	96	5	(40)	61
Year ended March 31, 2022	61	(3)	(2)	56

(1)Charges incurred and recoveries during fiscal years 2022, 2021 and 2020 are primarily for costs and expenses or bad debt recoveries related to various distressed customers.
No customer accounted for greater than 10% of the Company's net sales in fiscal years 2022, 2021 and 2020. No customer accounted for greater than 10% of the Company's total balance of accounts receivable, net as of fiscal year ended

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2022. One customer within the Company's FAS segment accounted for approximately 11% of the Company's total balance of accounts receivable, net as of fiscal year ended March 31, 2021. A different customer within the Company's FAS segment accounted for approximately 10% of the Company's total balances of accounts receivable, net as of fiscal year ended March 31, 2020.
The Company's ten largest customers accounted for approximately 34%, 36% and 39%, of its net sales in fiscal years 2022, 2021 and 2020, respectively.
Derivative Instruments
The amount subject to credit risk related to derivative instruments is generally limited to the amount, if any, by which a counterparty's obligations exceed the obligations of the Company with that counterparty. To manage counterparty risk, the Company limits its derivative transactions to those with recognized financial institutions. See additional discussion of derivatives in note 10.
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
Cash and cash equivalents consisted of the following:

	As of March 31,
	2022	2021
	(In millions)
Cash and bank balances	$679	$1,130
Money market funds and time deposits	2,285	1,507
	$2,964	$2,637

Inventories
Inventories are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. The stated cost is comprised of direct materials, labor and overhead. The components of inventories, net of applicable lower of cost or net realizable value write-downs, were as follows:

	As of March 31,
	2022	2021
	(In millions)
Raw materials	$5,290	$2,831
Work-in-progress	602	459
Finished goods	688	605
	$6,580	$3,895

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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Depreciable Life (In Years)	As of March 31,
		2022	2021
		(In millions)
Machinery and equipment	2 - 10	$3,540	$3,381
Buildings	30	1,123	1,103
Leasehold improvements	Shorter of lease term or useful life of the improvement	564	500
Furniture, fixtures, computer equipment and software	3 - 7	503	491
Land	—	113	113
Construction-in-progress	—	261	255
		6,104	5,843
Accumulated depreciation and amortization		(3,979)	(3,746)
Property and equipment, net		$2,125	$2,097

Total depreciation expense associated with property and equipment was approximately $408.9 million, $422.3 million and $422.4 million in fiscal years 2022, 2021 and 2020, respectively.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Goodwill
In accordance with accounting guidance on goodwill, the Company evaluates goodwill for impairment at the reporting unit level annually, and in certain circumstances such as a change in reporting units or whenever there are indications that goodwill might be impaired. The Company performed its annual goodwill impairment assessment on January 1, 2022 and as a result of the quantitative assessment of its goodwill, the Company determined that no impairment existed as of the date of the impairment test because the fair value of each one of its reporting units exceeded its respective carrying value. As described in note 1 and note 7, during the fourth quarter of fiscal year 2022, as a result of the sale of certain Series A preferred units in Nextracker to a third party and the Company's continuing evaluation to separate the Nextracker business and consistent with how the Company's CODM allocates resources, assesses performance and makes strategic and operational decisions, Flex now reports its financial performance based on three operating and reportable segments. With these changes, the Company also revised its reporting units, separating Nextracker from the Industrial reporting unit. Accordingly, the Company reallocated total Industrial goodwill between Nextracker and the updated Industrial reporting unit (excluding the Nextracker business) based on each reporting unit’s relative fair value as of February 1, 2022.
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
The Company completed its acquisition of Anord Mardix in December 2021. The acquisition generated $272 million of goodwill in the Industrial reporting unit and primarily related to value placed on the acquired employee workforce, service offerings and capabilities of the acquired business. The goodwill is not deductible for income tax purposes. Refer to note 19 for more information.
The following table summarizes the activity in the Company's goodwill during fiscal years 2022 and 2021:

	FAS	FRS	Nextracker	Total
	(In millions)
Balance at March 31, 2020	$370	$695	$—	$1,065
Divestitures	—	(1)	—	(1)
Foreign currency translation adjustments	1	25	—	26
Balance at March 31, 2021	$371	$719	$—	$1,090
Reporting unit reallocation	—	(204)	204	—
Acquisitions	—	272	—	272
Foreign currency translation adjustments	—	(20)	—	(20)
Balance at March 31, 2022	$371	$767	$204	$1,342

Other Intangible Assets
The Company's acquired intangible assets are subject to amortization over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value. The

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Company reviewed the carrying value of its intangible assets as of March 31, 2022 and concluded that such amounts continued to be recoverable.
Intangible assets are comprised of customer-related intangible assets that include contractual agreements and customer relationships, and licenses and other intangible assets that are primarily comprised of licenses, patents and trademarks, and developed technologies. Generally, both customer-related intangible assets and licenses and other intangible assets are amortized on a straight-line basis, over a period of up to ten years. No residual value is estimated for any intangible assets. The fair value of the Company's intangible assets purchased through business combinations is determined based on management's estimates of cash flow and recoverability.
During fiscal year 2022, the total value of intangible assets increased by $273.0 million as a result of the Company's initial estimated value of intangible assets from the Anord Mardix acquisition. This acquisition contributed an additional $147.0 million in customer-related intangible assets, and $126.0 million in licenses and other intangibles assets such as trade names and technology. Refer to note 19 for additional information.
The components of acquired intangible assets are as follows:

	As of March 31, 2022				As of March 31, 2021
	Weighted-Average Remaining Useful life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In millions)
Intangible assets:
Customer-related intangibles	6.8	$385	$(157)	$228	$276	$(154)	$122
Licenses and other intangibles	6.8	319	(136)	183	250	(159)	91
Total		$704	$(293)	$411	$526	$(313)	$213

Total intangible asset amortization expense recognized in operations during fiscal years 2022, 2021 and 2020 was $67.9 million, $61.8 million and $64.1 million, respectively. The gross carrying amounts of intangible assets are removed when fully amortized. During fiscal year 2022, the gross carrying amounts of fully amortized intangible assets totaled $81.4 million. The Company also recorded $7.1 million of foreign currency translation adjustments during fiscal year 2022, as the U.S. Dollar fluctuated against foreign currencies for certain intangibles. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2023	$87
2024	72
2025	65
2026	44
2027	37
Thereafter	106
Total amortization expense	$411

The Company owns or licenses various United States and foreign patents relating to a variety of technologies. For certain of the Company's proprietary processes, inventions, and works of authorship, the Company relies on trade secret or copyright protection. The Company also maintains trademark rights (including registrations) for the Company's corporate name and several other trademarks and service marks that the Company uses in the Company's business in the United States and other countries throughout the world. The Company has implemented appropriate policies and procedures (including both technological means and training programs for the Company's employees) to identify and protect the Company's intellectual property, as well as that of the Company's customers and suppliers. As of March 31, 2022 and 2021, the carrying value of the Company's intellectual property was not material.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Derivative Instruments and Hedging Activities
All derivative instruments are recognized on the consolidated balance sheets at fair value. If the derivative instrument is designated as a cash flow hedge, effectiveness is tested monthly using a regression analysis of the change in spot currency rates and the change in present value of the spot currency rates. The spot currency rates are discounted to present value using functional currency Inter-bank Offering Rates over the maximum length of the hedge period. The effective portion of changes in the fair value of the derivative instrument (excluding time value) is recognized in shareholders' equity as a separate component of accumulated other comprehensive income (loss), and recognized in the consolidated statements of operations when the hedged item affects earnings. Ineffective and excluded portions of changes in the fair value of cash flow hedges are recognized in earnings immediately. If the derivative instrument is designated as a fair value hedge, the changes in the fair value of the derivative instrument and of the hedged item attributable to the hedged risk are recognized in earnings in the current period. Cash receipts and cash payments related to derivative instruments are recorded in the same category as the cash flows from the items being hedged on the consolidated statements of cash flows. Additional information is included in note 10.
Investments
The Company has an investment portfolio that consists of strategic investments in privately held companies, and certain venture capital funds which are included within other assets. These privately held companies range from startups to more mature companies with established revenue streams and business models. As of March 31, 2022, and March 31, 2021, the Company's investments in non-consolidated companies totaled $131.3 million and $102.8 million, respectively.
During fiscal year 2022, the Company recognized $61.0 million of equity in earnings, associated with its equity method investments, in other charges (income), net on the consolidated statement of operations. Additional information is included in note 17.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Customer Working Capital Advances
Customer working capital advances were $1.4 billion and $471.5 million, as of March 31, 2022 and 2021, respectively. Customer working capital advances are not interest-bearing, do not generally have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production.
Other Current Liabilities
Other current liabilities include customer-related accruals of $227.4 million and $242.0 million as of March 31, 2022 and 2021, respectively.
Leases
The Company is a lessee with several non-cancellable operating leases, primarily for warehouses, buildings, and other assets such as vehicles and equipment. The Company determines if an arrangement is a lease at contract inception. A contract is a lease or contains a lease when (1) there is an identified asset, and (2) the Company has the right to control the use of the identified asset. Beginning with the adoption of ASC 842 on April 1, 2019, the Company elected to adopt the package of transition practical expedients and, therefore, has not reassessed (1) whether then-existing or expired contracts contain a lease, (2) lease classification for then-existing or expired leases or (3) the accounting for initial direct costs that were previously capitalized. The Company recognizes a right-of-use (“ROU”) asset and a lease liability at the lease commencement date for the Company's operating leases. For operating leases, the lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date. The Company has elected the short-term lease recognition and measurement exemption for all classes of assets, which allows the Company to not recognize ROU assets and lease liabilities for leases with a lease term of 12 months or less and with no purchase option the Company is reasonably certain of exercising. The Company has also elected the practical expedient to account for the lease and non-lease components as a single lease component, for all classes of underlying assets. Therefore, the lease payments used to measure the lease liability include all of the fixed considerations in the contract. Lease payments included in the measurement of the lease liability comprise the following: fixed payments (including in-substance fixed payments), and variable payments that depend on an index or rate (initially measured using the index or rate at the lease commencement date). As the Company cannot determine the interest rate implicit in the lease for the Company's leases, the Company uses the Company's estimate of the incremental borrowing rate as of the commencement date in determining the present value of lease payments. The Company's estimated incremental borrowing rate is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The lease term for all of the Company's leases includes the non-cancellable period of the lease plus any additional periods covered by either an option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.
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
As of March 31, 2022 and 2021, current operating lease liabilities were $132.4 million and $127.6 million, respectively, which are included in other current liabilities on the consolidated balance sheets.
Restructuring Charges
The Company recognizes restructuring charges related to its plans to close or consolidate excess manufacturing facilities and rationalize administrative functions. In connection with these activities, the Company records restructuring charges for employee termination costs, long-lived asset impairment and other exit-related costs.
The recognition of restructuring charges requires the Company to make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. To the extent the Company's actual results differ from its estimates and assumptions, the Company may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. Such changes to previously estimated amounts may be material to the consolidated financial statements. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure that no excess accruals are retained, and the utilization of the provisions are for their intended purpose in accordance with developed restructuring plans. See note 16 for additional information regarding restructuring charges.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06 "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity", which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The guidance is effective for the Company beginning in the first quarter of fiscal year 2023 with early adoption permitted. The Company early adopted the guidance during the fourth quarter of fiscal year 2022 using the modified retrospective approach with an immaterial impact to its consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08 "Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities From Contracts With Customers", which requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with FASB Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. The guidance is effective prospectively for the Company beginning in the first quarter of fiscal year 2024 with early adoption permitted. The Company early adopted the guidance during the third quarter of fiscal year 2022 with an immaterial impact to its consolidated financial statements.
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
3. LEASES
The Company has several commitments under operating leases for warehouses, buildings, and equipment. The Company also has a minimal number of finance leases with an immaterial impact on its consolidated financial statements. Leases have lease terms ranging from 1 year to 18 years.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of lease cost recognized under ASC 842 were as follow (in millions):

Lease cost	Fiscal Year Ended
	March 31, 2022	March 31, 2021
Operating lease cost	$156	$152

Amounts reported in the consolidated balance sheet as of the periods ended March 31, 2022 and 2021 were (in millions, except weighted average lease term and discount rate):

	As of March 31, 2022	As of March 31, 2021
Operating Leases:
Operating lease right of use assets	$637	$642
Operating lease liabilities	683	690

Weighted-average remaining lease term (In years)
Operating leases	7.1	7.5

Weighted-average discount rate
Operating leases	3.6%	3.9%

Other information related to leases was as follow (in millions):

	Fiscal Year Ended
	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$158	$152

Right‑of‑use assets obtained in exchange for lease liabilities
Operating Lease	$78	$159
Future lease payments under non-cancellable leases as of March 31, 2022 are as follows (in millions):

Fiscal Year Ended March 31,	Operating Leases
2023	$151
2024	128
2025	107
2026	84
2027	72
Thereafter	229
Total undiscounted lease payments	771
Less: imputed interest	88
Total lease liabilities	$683
Total rent expense amounted to $180.3 million, $179.8 million, and $186.9 million in fiscal years 2022, 2021 and 2020, respectively.
4. REVENUE
Revenue Recognition
The Company provides a comprehensive suite of services for its customers that range from advanced product design to manufacturing and logistics to after-sales services. The first step in its process for revenue recognition is to identify a contract

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In determining the appropriate amount of revenue to recognize, the Company applies the following steps: (i) identifies the contracts with the customers; (ii) identifies performance obligations in the contracts; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations per the contracts; and (v) recognizes revenue when (or as) the Company satisfies a performance obligation. Further, the Company assesses whether control of the products or services promised under the contract are transferred to the customer at a point in time (PIT) or over time (OT). The Company is first required to evaluate whether its contracts meet the criteria for OT recognition. The Company has determined that for a portion of its contracts the Company is manufacturing products for which there is no alternative use (due to the unique nature of the customer-specific product and intellectual property restrictions) and the Company has an enforceable right to payment including a reasonable profit for work-in-progress inventory with respect to these contracts. For certain other contracts, the Company’s performance creates and enhances an asset that the customer controls as the Company performs under the contract. As a result, revenue is recognized under these contracts OT based on the cost-to-cost method as it best depicts the transfer of control to the customer measured based on the ratio of costs incurred to date as compared to the total estimated costs at completion of the performance obligation. For all other contracts that do not meet these criteria, the Company recognizes revenue when it has transferred control of the related manufactured products which generally occurs upon delivery and passage of title to the customer.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
A contract liability is recognized when the Company receives payments in advance of the satisfaction of performance. Contract liabilities, identified as deferred revenue, were $704.3 million and $435.4 million as of March 31, 2022 and 2021, respectively, of which $615.5 million and $376.5 million, respectively, is included in deferred revenue and customer working capital advances under current liabilities.
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated based on timing of transfer - point in time and over time for the fiscal years ended March 31, 2022, 2021 and 2020:

	Fiscal Year Ended March 31,
	2022	2021	2020
Timing of Transfer	(In millions)
FAS
Point in time	$13,288	$12,058	$11,581
Over time	739	1,435	2,472
Total	14,027	13,493	14,053
FRS
Point in time	9,904	7,667	6,518
Over time	699	1,828	2,535
Total	10,603	9,495	9,053
Nextracker
Point in time	128	66	419
Over time	1,330	1,129	752
Total	1,458	1,195	1,171
Intersegment eliminations
Point in time	(47)	(59)	(67)
Over time	—	—	—
Total	(47)	(59)	(67)
Flex
Point in time	23,273	19,732	18,451
Over time	2,768	4,392	5,759
Total	$26,041	$24,124	$24,210
5. SHARE-BASED COMPENSATION
Equity Compensation Plans
The Company's primary plan used for granting equity compensation awards is the Company's 2017 Equity Incentive Plan (the "2017 Plan").

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Share-Based Compensation Expense
The following table summarizes the Company's share-based compensation expense for all equity incentive plans:

	Fiscal Year Ended March 31,
	2022	2021	2020
	(In millions)
Cost of sales	$24	$20	$15
Selling, general and administrative expenses	67	59	56
Total share-based compensation expense	$91	$79	$71

Cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee exercises of share options over the share-based compensation cost recognized for those options) are classified as operating cash flows. During fiscal years 2022, 2021 and 2020, the Company did not recognize any excess tax benefits as an operating cash inflow.
As of March 31, 2022, the Company had approximately 19.4 million shares available for grant under the 2017 Plan. The Company no longer issues options to employees under all plans. The number of outstanding and exercisable options are immaterial and the compensation cost related to options granted to employees under all plans has been fully recognized as of March 31, 2022.
The Company also grants restricted share unit ("RSU") awards under its 2017 Plan. RSU awards are rights to acquire a specified number of ordinary shares for no cash consideration in exchange for continued service with the Company. RSU awards generally vest in installments over a two to four-year period and unvested RSU awards are generally forfeited upon termination of employment.
Vesting for certain RSU awards is contingent upon both service and market conditions or both service and performance conditions.
As of March 31, 2022, the total unrecognized compensation cost related to unvested RSU awards under all plans was approximately $148.4 million. These costs will be amortized generally on a straight-line basis over a weighted-average period of approximately 2.0 years. Approximately $16.0 million of the total unrecognized compensation cost is related to RSU awards granted to certain key employees whereby vesting is contingent on meeting certain market conditions. Approximately $5.5 million of the total unrecognized compensation cost is related to RSU awards granted to certain key employees whereby vesting is contingent on meeting certain performance conditions.
Determining Fair Value - RSU awards
Valuation and Amortization Method—The fair market value of RSU awards granted, other than those awards with a market condition, is the closing price of the Company's ordinary shares on the date of grant and is generally recognized as compensation expense on a straight-line basis over the respective vesting period.
Determining Fair Value - RSU awards with service and market conditions
Valuation and Amortization Method—The Company estimates the fair value of RSU awards granted under the 2017 Plan whereby vesting is contingent on meeting certain market conditions using Monte Carlo simulation. This fair value is then amortized on a straight-line basis over the vesting period, which is the service period.
Expected volatility of Flex—Volatility used in a Monte Carlo simulation is derived from the historical volatility of Flex's stock price over a period equal to the service period of the RSU awards granted. The service period is three years for those RSU awards granted in fiscal years 2022, 2021, and 2020.
Average peer volatility—Volatility used in a Monte Carlo simulation is derived from the historical volatilities of Flex's peer companies for the RSU awards granted in fiscal years 2022, and volatility used in a Monte Carlo simulation is derived from the historical volatility of the Standard and Poor's ("S&P") 500 index for the RSU awards granted in fiscal years 2021 and 2020.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Average Peer Correlation—Correlation coefficients were used to model the movement of Flex's stock price relative to Flex's peer companies for the RSU awards granted in fiscal years 2022, and correlation coefficients were used to model the movement of Flex's stock price relative to the S&P 500 index for the RSU awards granted in fiscal years 2021 and 2020.
Expected Dividend —The Company has never paid dividends on its ordinary shares and accordingly the dividend yield percentage is zero for all periods.
Risk-Free Interest Rate assumptions—The Company bases the risk-free interest rate used in the Monte Carlo simulation on the implied yield currently available on U.S. Treasury constant maturities issued with a term equivalent to the expected term of the RSU awards.
The fair value of the Company's RSU awards under the 2017 Plan, whereby vesting is contingent on meeting certain market conditions, for fiscal years 2022, 2021, and 2020 was estimated using the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2022	2021	2020
Expected volatility	54.6%	52.8%	38.8%
Average peer volatility	39.8%	35.9%	24.9%
Average peer correlation	0.4	0.7	0.5
Expected dividends	—%	—%	—%
Risk-free interest rate	0.3%	0.3%	1.8%
Share-Based Awards Activity
Option activity for all plans is immaterial for all periods presented.
Cash received from option exercises under all plans, which was reflected within other financing activities in the consolidated statement of cash flows, was immaterial for fiscal years 2022, 2021, and 2020.
The following table summarizes the Company's RSU award activity under all plans ("Price" reflects the weighted-average grant-date fair value):

	Fiscal Year Ended March 31,
	2022		2021		2020
	Shares	Price	Shares	Price	Shares	Price
Unvested RSU awards outstanding, beginning of fiscal year	17,308,625	$11.14	16,050,640	$11.87	14,903,886	$13.76
Granted	7,276,643	18.48	10,982,109	11.04	8,259,272	9.81
Vested	(5,933,605)	10.87	(5,520,005)	11.64	(4,222,524)	13.33
Forfeited	(1,632,104)	12.42	(4,204,119)	11.92	(2,889,994)	12.89
Unvested RSU awards outstanding, end of fiscal year	17,019,559	$14.13	17,308,625	$11.14	16,050,640	$11.87

Of the 7.3 million unvested RSU awards granted in fiscal year 2022, approximately 6.4 million are plain-vanilla unvested RSU awards with no performance or market conditions with an average grant date price of $18.02 per share. Further, approximately 0.4 million of these unvested RSU awards granted in fiscal year 2022 represents the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions, with an average grant date fair value estimated to be $25.86 per award calculated using a Monte Carlo simulation. Vesting information for these shares is further detailed in the table below.
Of the 17.0 million unvested RSU awards outstanding under all plans as of the fiscal year ended March 31, 2022, approximately 2.9 million unvested RSU awards represent the target amount of grants made to certain key employees whereby vesting is contingent on meeting certain market conditions summarized as follows:

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Targeted number of awards as of March 31, 2022 (in shares)		Range of shares that may be issued (1)
		Average grant date fair value (per share)
					Assessment dates
Year of grant			Minimum	Maximum
Fiscal 2022	409,526	$25.86	—	819,052	June 2024
Fiscal 2021	1,243,848	15.03	—	2,487,696	June 2023
Fiscal 2020	1,200,639	11.92	—	2,401,278	June 2022
Totals	2,854,013			5,708,026

(1)    Vesting ranges from zero to 200% based on measurement of Flex's total shareholder return against Flex's peer companies for RSU awards granted in fiscal year 2022 and based on measurement of Flex's total shareholder return against the Standard and Poor's ("S&P") 500 Composite Index for RSU awards granted in fiscal years 2021 and 2020.
The Company will continue to recognize share-based compensation expense for awards with market conditions regardless of whether such awards will ultimately vest. During fiscal year 2022, no shares vested in connection with the RSU awards with market conditions granted in fiscal year 2019.
Approximately 0.4 million of these unvested RSU awards granted in fiscal year 2022 represents the target amount of grants made to certain key employees whereby vesting is contingent on certain performance conditions, with an average grant date price of $18.24 per share. Vesting information for these shares is further detailed in the table below.
Of the 17.0 million unvested RSU awards outstanding under all plans as of the fiscal year ended March 31, 2022, approximately 0.4 million unvested RSU awards represent the target amount of grants made to certain key employees whereby vesting is contingent on meeting certain performance conditions summarized as follows:

	Targeted number of awards as of March 31, 2022 (in shares)		Range of shares that may be issued (1)
		Average grant date fair value (per share)
					Assessment date
Year of grant			Minimum	Maximum
Fiscal 2022	409,524	$18.24	—	819,048	Mar 2024
(1)    Vesting ranges from zero to 200% based on performance of Flex's average earnings per share growth.
The total intrinsic value of RSU awards vested under all the Company's plans was $108.1 million, $68.6 million and $41.7 million during fiscal years 2022, 2021 and 2020, respectively, based on the closing price of the Company's ordinary shares on the date vested.
In April 2022, Nextracker granted 11.2 million equity-based compensation awards to its employees under the 2022 Nextracker LLC Equity Incentive Plan (the “2022 Nextracker Plan”). Vesting for the awards granted under the 2022 Nextracker Plan is contingent upon continued employee service and certain performance conditions, including a liquidity event such as the occurrence of an initial public offering or the sale of Nextracker.
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
The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted income per share:

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year Ended March 31,
	2022	2021	2020
	(In millions, except per share amounts)
Basic earnings per share attributable to the shareholders of Flex Ltd.
Net income	$940	$613	$88
Net income attributable to redeemable noncontrolling interest	4	—	—
Net income attributable to Flex Ltd.	$936	$613	$88
Shares used in computation:
Weighted-average ordinary shares outstanding	476	499	509
Basic earnings per share	$1.97	$1.23	$0.17

Diluted earnings per share attributable to the shareholders of Flex Ltd.
Net income	$940	$613	$88
Net income attributable to redeemable noncontrolling interest	4	—	—
Net income attributable to Flex Ltd.	$936	$613	$88
Shares used in computation:
Weighted-average ordinary shares outstanding	476	499	509
Weighted-average ordinary share equivalents from stock options and RSU awards (1)	7	7	3
Weighted-average ordinary shares and ordinary share equivalents outstanding	483	506	512
Diluted earnings per share	$1.94	$1.21	$0.17
_________________________________________________________________________
(1)An immaterial amount of options to purchase ordinary shares and RSU awards during fiscal years 2022, 2021, and 2020, respectively were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted average ordinary shares equivalents.
7. REDEEMABLE NONCONTROLLING INTEREST
On February 1, 2022, the Company sold redeemable preferred units (“Series A Preferred Units”), representing a 16.67% interest in its subsidiary Nextracker LLC ("Nextracker"), to TPG Rise Flash, L.P. ("TPG Rise") and received proceeds of $487.5 million, net of $12.5 million in transaction costs. Because the Series A Preferred Units are redeemable upon the occurrence of conditions not solely within the control of the Company, the Company classified the redeemable noncontrolling interest as temporary equity on its consolidated balance sheets.
The Series A Preferred Units have a dividend rate of 5% per annum, payable semi-annually, up to 100% of which may be paid by the issuance of additional Series A Preferred Units ("payable-in-kind") during the first two years following the closing of the sale to TPG Rise, and 50% of which may be payable-in-kind thereafter. The Series A Preferred Units will vote together with the common units of Nextracker as a single class in all matters that are subject to a vote by common unitholders. The Series A Preferred Units provide TPG Rise the right to designate two members of the Board of Nextracker; if, however, TPG Rise owns Series A Preferred Units or common units with a fully diluted ownership percentage of less than 10% but more than 5%, the number of Board members that TPG Rise will be entitled to designate will be reduced to one. So long as at least 51% of the Series A Preferred Units remain outstanding, the consent of the holders of the Series A Preferred Units must be obtained prior to taking certain actions regarding Nextracker.
The Series A Preferred Units will be automatically converted into common units of Nextracker upon a qualified initial public offering (a “Qualified Public Offering”) and TPG Rise may elect to convert the Series A Preferred Units into common units at any time after March 31, 2023. Subject to certain exceptions, for any mandatory or optional conversion, the conversion ratio for each Series A Preferred Unit will be based on a deemed value of Nextracker equal to the lesser of $3.00 billion and the implied equity valuation of Nextracker determined by the underwriters engaged in connection with a Qualified Public Offering. If a Qualified Public Offering occurs by March 31, 2023 with an implied equity valuation greater than $3.75 billion, then the conversion ratio will be adjusted upwards based on a deemed value of Nextracker equal to $3.20 billion. If a Qualified Public Offering occurs after March 31, 2023 with an implied equity valuation between $2.70 billion and $3.00 billion, then the conversion ratio will be based on a deemed value of Nextracker equal to $3.00 billion. If a Qualified Public Offering occurs

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
after March 31, 2023 with an implied equity valuation of less than $2.70 billion, then the conversion ratio will be based on a deemed value equal to the implied equity valuation of Nextracker in the Qualified Public Offering divided by 90%. If TPG Rise elects to convert the Series A Preferred Units prior to an initial public offering, the conversion ratio shall be based on a deemed value of Nextracker equal to $3.00 billion.
At TPG Rise’s election, the Company is required to repurchase all of the outstanding Series A Preferred Units at their liquidation preference, which shall include all contributed but unreturned capital plus accrued but unpaid dividends, at the earlier of certain change in control events and February 2, 2028. Additionally, if Nextracker has not completed a Qualified Public Offering prior to February 2, 2027, then TPG Rise may cause the Company to repurchase all of the outstanding Series A Preferred Units at their fair market value.
In connection with any voluntary or involuntary liquidation, dissolution, or winding up of Nextracker, each outstanding Series A Preferred Unit will be entitled to receive cash equal to the liquidation preference prior to distributions made to any other units.
The Company has determined that a Qualified Public Offering is likely and that the change in control is not probable as of March 31, 2022 and as such, it is not probable that the noncontrolling interest will become redeemable as of March 31, 2022.
8. SUPPLEMENTAL CASH FLOW DISCLOSURES
The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Fiscal Year Ended March 31,
	2022	2021	2020
	(In millions)
Net cash paid for:
Interest	$169	$147	$172
Income taxes	122	105	99
Non-cash investing and financing activity:
Unpaid purchases of property and equipment	$126	$102	$104
Finance lease for Bright Machines assets	—	4	23

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt are as follows:

	As of March 31,
	2022	2021
	(In millions)
5.000% Notes due February 2023	$500	$500
Term Loan due April 2024 - three-month TIBOR plus 0.43%	273	305
4.750% Notes due June 2025	598	598
3.750% Notes due February 2026	690	694
4.875% Notes due June 2029	659	661
4.875% Notes due May 2030	690	694
Euro Term Loans	389	168
3.600% HUF Bonds due December 2031	301	—
India Facilities	84	133
Other	31	51
Debt issuance costs	(18)	(21)
	4,197	3,783
Current portion, net of debt issuance costs	(949)	(268)
Non-current portion	$3,248	$3,515

The weighted-average interest rates for the Company's long-term debt were 4.0% and 4.3% as of March 31, 2022 and 2021, respectively.
Scheduled repayments of the Company's bank borrowings and long-term debt are as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2023	$950
2024	53
2025	273
2026	1,288
2027	—
Thereafter	1,651
Total	$4,215

HUF Bonds due December 2031
In December 2021, the Company issued HUF 100 billion (approximately $301.4 million as of March 31, 2022) in aggregate principal amount of bonds under the National Bank of Hungary’s Bond Funding for Growth Scheme. The bonds mature in December 2031 and amortize in an amount equal to 10% of the original principal amount thereof on each of the seventh, eighth, and ninth anniversaries of the bonds, with the remaining 70% due upon maturity. The outstanding principal amount of the bonds bear interest at 3.60% per annum. Interest is due and payable annually in arrears. The proceeds of the bonds were used for general corporate purposes.
The bonds are unsecured and unsubordinated obligations of the Company and rank equally with all of the Company’s other existing and future unsecured and unsubordinated obligations. The bonds contain a customary negative pledge covenant restricting the ability of the Company to incur liens to secure indebtedness without ratably and equally securing the bonds. This covenant is subject to a number of exceptions and limitations. The bonds also provide for customary events of default, including, but not limited to, cross defaults to certain specified other debt of the Company. Except in limited circumstances resulting from adverse changes in applicable tax laws, the bonds are not voluntarily redeemable. The bonds are listed for

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
trading on the XBond multilateral trading facility operated by the Budapest Stock Exchange. As of March 31, 2022, the Company was in compliance with the covenants under the HUF bond agreement.
The 2026 Credit Facility
In January 2021, the Company entered into a new $2.0 billion credit agreement which matures in January 2026 (the "2026 Credit Facility") and consists of a $2.0 billion revolving credit facility with a sub-limit of $360 million available for swing line loans, and a sub-limit of $175 million available for the issuance of letters of credit. The 2026 Credit Facility replaced the previous $1.75 billion revolving credit facility, which was due to mature in June 2022 (the "2022 Credit Facility"). The Company determined that effectively increasing the borrowing capacity of the former revolving arrangement qualified as a debt modification and consequently all unamortized debt issuance costs related to the 2022 Credit Facility remain capitalized and are being amortized over the term of the 2026 Credit Facility.
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
The 2026 Credit Facility is unsecured, and contains customary restrictions on the ability of the Company and its subsidiaries to (i) incur certain debt, (ii) make certain acquisitions of other entities, (iii) incur liens, (iv) dispose of assets and (v) engage in transactions with affiliates. These covenants are subject to a number of significant exceptions and limitations. The 2026 Credit Facility also requires that the Company maintains a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization) and a minimum interest coverage ratio. As of March 31, 2022, the Company was in compliance with the covenants under the 2026 Credit Facility agreement.
Notes
Notes due February 2023
In February 2013, the Company issued $500 million of 5.000% notes due February 15, 2023 in a private offering pursuant to Rule 144A and Regulation S under the Securities Act. In July 2013, the Company exchanged these notes for new notes (the “2023 Notes”) with substantially similar terms and completed the registration of the 2023 Notes with the Securities and Exchange Commission.
Notes due June 2025
In June 2015, the Company issued $600 million of 4.750% notes due June 15, 2025 in a private offering pursuant to Rule 144A and Regulation S under the Securities Act, at 99.213% of face value, and an effective yield of approximately 4.850%. The Company received net proceeds of approximately $595.3 million from the issuance which was used for general corporate purposes. During January 2016, the Company exchanged these notes for new notes (the “2025 Notes”) with substantially similar terms and completed the registration of the 2025 Notes with the Securities and Exchange Commission.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Notes due February 2026 and May 2030
In May 2020, the Company issued $425 million aggregate principal amount of 3.750% Notes due February 2026 (the "Existing 2026 Notes"), at 99.617% of face value and $325 million aggregate principal amount of 4.875% Notes due May 2030 (the "Existing 2030 Notes" and, together with the Existing 2026 Notes, the "Existing Notes"), at 99.562% of face value. In August 2020, as a further issuance of the Existing Notes, the Company issued under the same terms (other than the initial interest accrual date and first interest payment date for the additional 2026 Notes, and the initial offering price and the issue date for the additional 2026 and 2030 Notes), an additional $250 million of 3.750% Notes due February 2026 (together with the Existing 2026 Notes, the "2026 Notes"), at 109.294% of face value, and $325 million of 4.875% Notes due May 2030 (together with the Existing 2030 Notes, the "2030 Notes"), at 114.863% of face value. Immediately after the issuance of the additional notes issued in August 2020, the Company has $675 million aggregate principal amount of 3.750% 2026 Notes outstanding and $650 million aggregate principal amount of 4.875% 2030 Notes outstanding. The Company received in aggregate, proceeds of approximately $1.4 billion, net of discounts and after premiums, from the issuances, which were used for working capital and other general corporate purposes.
Notes due June 2029
In June 2019, the Company issued $450 million of 4.875% Notes due June 15, 2029 (the “Existing 2029 Notes”), at 99.607% of face value. In November 2019, as a further issuance of the Existing 2029 Notes, the Company issued under the same terms, an additional $200 million of 4.875% Notes due June 15, 2029 (together with the "Existing 2029 Notes", the "2029 Notes"), at 107.289% of face value. Immediately after the issuance of the notes issued in November 2019, the Company has $650 million aggregate principal amount of 4.875% 2029 Notes outstanding. The Company received in aggregate, proceeds of approximately $662.8 million, net of discount and premium, from the issuances which were used, together with available cash, to refinance certain other outstanding debt.
Interest on the 2023 Notes, 2025 Notes, 2026 Notes, 2029 Notes, 2030 Notes (collectively the “Notes”) is payable semi-annually. The Notes are senior unsecured obligations of the Company and rank equally with all of the Company’s other existing and future senior and unsecured debt obligations.
At any time up to three months prior to the maturity date of the respective Notes, the Company may redeem some or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus an applicable premium accrued and unpaid interest, if any, to the applicable redemption date. Upon the occurrence of a change of control repurchase event (as defined in the indentures of the respective Notes), the Company must offer to repurchase the respective Notes at a repurchase price equal to 101% of the principal amount of these Notes, plus accrued and unpaid interest, if any, to the applicable repurchase date.
The indentures governing the Notes contain covenants that, among other things, restrict the ability of the Company and certain of the Company's subsidiaries to create liens; enter into sale-leaseback transactions; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's assets to, another person, or permit any other person to consolidate, merge, combine or amalgamate with or into the Company. These covenants are subject to a number of significant limitations and exceptions set forth in the indentures. The indentures also provide for customary events of default, including, but not limited to, cross defaults to certain specified other debt of the Company and its subsidiaries. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Notes will become due and payable immediately without further action or notice. If any other events of default under the indentures occur or are continuing, the trustee or holders of at least 25% in aggregate principal amount of the then outstanding Notes may declare all of the Notes to be due and payable immediately, but upon certain conditions such declaration and its consequences may be rescinded and annulled by the holders of a majority in principal amount of the Notes. As of March 31, 2022, the Company was in compliance with the covenants in the indentures governing the Notes.
Term Loan due April 2024
In April 2019, the Company entered into a JPY 33.525 billion term loan agreement due April 2024, at three-month TIBOR plus 0.43%, which was then swapped to U.S. dollars. The term loan, which is due at maturity and subject to quarterly interest payments, was used to fund general operations and refinance certain other outstanding debts.
This term loan is unsecured, and contains customary restrictions on the ability of the Company and its subsidiaries to (i) incur certain debt, (ii) make certain investments, (iii) make certain acquisitions of other entities, (iv) incur liens, (v) dispose of assets, (vi) make non-cash distributions to shareholders, and (vii) engage in transactions with affiliates. These covenants are subject to a number of exceptions and limitations. This term loan agreement also requires that the Company maintains a

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
maximum ratio of total indebtedness to EBITDA, and a minimum interest coverage ratio, as defined therein, during its term. As of March 31, 2022, the Company was in compliance with the covenants under this term loan agreement.
Other Borrowings
In December 2021, the Company borrowed €350 million (approximately $388.6 million as of March 31, 2022), under a 1-year term-loan agreement. Of this amount, €250 million is due December 9, 2022 and €100 million is due December 30, 2022. The proceeds of the term loan was used to refinance certain other outstanding debt and for other general corporate purposes. Borrowings under this term loan bear interest at (0.18)% per annum, which is payable in full at maturity. The term loan is repayable upon maturity, and the borrowings have been included as bank borrowings and current portion of long-term debt under the consolidated balance sheet.
In July 2018, a subsidiary of the Company entered into a $200 million term loan facility (the "India Facility"), under which there was $84.1 million in borrowings outstanding as of March 31, 2022. The India Facility was used to fund capital expenditures to support the Company's expansion plans for India. The availability period during which drawdowns can be made was from the date of the agreement to and including January 2020. The maximum maturity of each drawdown will be 5 years from the funded Capex shipment date. As a result, the longest maturity date of any drawdown under the India Facility is June 2023. Borrowings under this term loan bear interest at LIBOR plus a margin of 0.90% to 1.15% depending on loan duration.
In January 2017, the Company borrowed €100 million, under a 5-year, term-loan agreement due January 2, 2022. Borrowings under this term loan bear interest at EURIBOR minus 0.1% plus the applicable margin ranging between 0.40% and 1.35%, based on the Company's credit ratings. During the fourth quarter of fiscal year 2021, the Company repaid the loan and immediately borrowed the same amount at a fixed interest rate of (0.16)%, while maintaining the January 2, 2022 maturity date. As of March 31, 2022, the borrowings under this term-loan have been paid in full.
These term loans are unsecured. As of March 31, 2022, the Company was in compliance with the covenants under these term loan agreements.
As of March 31, 2022, the Company and certain of its subsidiaries had various uncommitted revolving credit facilities, lines of credit and other credit facilities in the amount of $325 million in the aggregate. There were no borrowings outstanding under these facilities as of March 31, 2022 and 2021. These unsecured credit facilities, and lines of credit and other credit facilities bear annual interest at the respective country's inter-bank offering rate, plus an applicable margin.
10. FINANCIAL INSTRUMENTS
Foreign Currency Contracts
The Company transacts business in various foreign countries and is therefore exposed to foreign currency exchange rate risk inherent in forecasted sales, cost of sales, and monetary assets and liabilities denominated in non-functional currencies. The Company has established risk management programs to protect against volatility in the value of non-functional currency denominated monetary assets and liabilities, and of future cash flows caused by changes in foreign currency exchange rates. The Company tries to maintain a partial or fully hedged position for certain transaction exposures, which are primarily, but not limited to, revenues, customer and vendor payments and inter-company balances in currencies other than the functional currency of the operating entity. The Company enters into short-term and long-term foreign currency derivative contracts, including forward, swap, and option contracts to hedge only those currency exposures associated with certain assets and liabilities, primarily accounts receivable, accounts payable, debt, and cash flows denominated in non-functional currencies. Gains and losses on the Company's derivative contracts are designed to offset losses and gains on the assets, liabilities and transactions hedged, and accordingly, generally do not subject the Company to risk of significant accounting losses. The Company hedges committed exposures and does not engage in speculative transactions. The credit risk of these derivative contracts is minimized since the contracts are with large financial institutions and accordingly, fair value adjustments related to the credit risk of the counterparty financial institution were not material.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of March 31, 2022, the aggregate notional amount of the Company's outstanding foreign currency derivative contracts was $11.6 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In millions)
Cash Flow Hedges
CNY	3,177	—	$499	$—
HUF	140,860	—	435	—
JPY	33,525	—	300	—
MXN	7,075	—	354
MYR	483	86	114	20
Other	N/A	N/A	261	114
			1,963	134
Other Foreign Currency Contracts
BRL	17	900	3	190
CAD	113	66	90	53
CNY	6,283	2,224	982	348
EUR	2,477	2,320	2,758	2,575
GBP	136	148	178	194
HUF	66,804	56,541	201	170
ILS	386	23	121	7
INR	12,744	534	167	7
MXN	8,187	6,128	409	307
MYR	1,002	351	238	83
PLN	243	199	58	47
SEK	515	579	53	62
SGD	97	50	71	37
Other	N/A	N/A	69	49

			5,398	4,129
Total Notional Contract Value in USD			$7,361	$4,263
As of March 31, 2022 and 2021, the fair value of the Company's short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company's exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of other charges (income), net in the consolidated statements of operations. The Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders' equity in the consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. Deferred losses were $40.9 million as of March 31, 2022, and are expected to be recognized primarily as a component of cost of sales in the consolidated statement of operations primarily over the next twelve-month period, except for the USD JPY cross currency swap, and the USD HUF cross currency swaps, which are further discussed below.
The Company entered into a USD JPY cross currency swap to hedge the foreign currency risk on the JPY term loan due April 2024, and the fair value of the cross currency swap was included in other liabilities and other assets as of March 31, 2022, and March 31, 2021, respectively. Additionally, the Company entered into USD HUF cross currency swaps to hedge the foreign currency risk on the HUF bonds due December 2031, and the fair value of the cross currency swaps was included in other liabilities as of March 31, 2022. The changes in fair value of the USD JPY cross currency swap and the USD HUF cross currency swaps are reported in accumulated other comprehensive loss. In addition, corresponding amounts are reclassified out

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of accumulated other comprehensive loss to other charges (income), net to offset the remeasurements of the underlying JPY loan principal and HUF bond principal, which also impact the same line.
The following table presents the fair value of the Company's derivative instruments utilized for foreign currency risk management purposes at March 31, 2022 and 2021:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2022	March 31, 2021	Balance Sheet Location	March 31, 2022	March 31, 2021
	(In millions)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$22	$23	Other current liabilities	$35	$16
Foreign currency contracts	Other assets	—	5	Other liabilities	61	—
Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$21	$31	Other current liabilities	$26	$32

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
11. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, during fiscal years ended March 31, 2022, 2021 and 2020 are as follows:

	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Beginning balance on March 31, 2019	$(42)	$(109)	$(151)
Other comprehensive loss before reclassifications	(43)	(22)	(65)
Net (gains) losses reclassified from accumulated other comprehensive loss	3	(2)	1
Net current-period other comprehensive loss	(40)	(24)	(64)
Ending balance on March 31, 2020	$(82)	$(133)	$(215)
Other comprehensive gain before reclassifications	48	56	104
Net (gains) losses reclassified from accumulated other comprehensive loss	(8)	—	(8)
Net current-period other comprehensive gain	40	56	96
Ending balance on March 31, 2021	$(42)	$(77)	$(119)
Other comprehensive loss before reclassifications	(49)	(44)	(93)
Net losses reclassified from accumulated other comprehensive loss	25	5	30
Net current-period other comprehensive loss	(24)	(39)	(63)
Ending balance on March 31, 2022	$(66)	$(116)	$(182)

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net (gains) losses reclassified from accumulated other comprehensive loss was $30 million loss during fiscal year 2022, and were immaterial during fiscal years 2021 and 2020.
The tax impact to other comprehensive loss was immaterial for all periods presented.
12. TRADE RECEIVABLES SECURITIZATION
The Company sells trade receivables under two asset-backed securitization programs and an accounts receivable factoring program.
Asset-Backed Securitization Programs
The Company has historically sold designated pools of trade receivables under its Global Asset-Backed Securitization Agreement (the "Global Program") and its North American Asset-Backed Securitization Agreement (the "North American Program," and together with the Global Program, the "ABS Programs") to affiliated special purpose entities, each of which in turn sells a fraction of the receivables to unaffiliated financial institutions, based on the Company's requirements. Under these programs, the entire purchase price of sold receivables are paid in cash. The ABS Programs contain guarantees of payment by the special purpose entities, in amounts equal to approximately the net cash proceeds under the programs, and are collateralized by certain receivables held by the special purpose entities. The fair value of the guarantee obligation was zero as of March 31, 2022 and March 31, 2021, respectively. The accounts receivable balances sold under the ABS Programs were removed from the consolidated balance sheets and the cash proceeds received by the Company were included as cash provided by operating activities in the consolidated statements of cash flows.
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
The Company services, administers and collects the receivables on behalf of the special purpose entities and receives a servicing fee of 0.1% to 0.5% of serviced receivables per annum. Servicing fees recognized were zero during fiscal year ended March 31, 2022 and were not material during fiscal years ended March 31, 2021 and 2020 and are included in interest, net within the consolidated statements of operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized.
As of March 31, 2022 and March 31, 2021, no accounts receivable had been sold under the ABS programs.
For the fiscal year ended March 31, 2021, cash flows from sales of receivables to the special purpose entities under the ABS Programs consisted of approximately $8.7 billion, for transfers of receivables. Further, cash flows from sales of receivables from the special purpose entities to unaffiliated financial institutions, during fiscal year 2021, consisted of approximately $0.6 billion for transfers of receivables. For the fiscal year ended March 31, 2020, cash flows from sales of receivables under the ABS Programs consisted of approximately $7.6 billion, for transfers of receivables, and approximately $2.6 billion for collections on deferred purchase price receivables (effective November 2019, upon amending the previous ABS programs, the Company no longer holds a deferred purchase price receivables balance). The Company's cash flows from transfers of receivables consist primarily of proceeds from collections reinvested in revolving-period transfers. Cash flows from new transfers were not significant for all periods presented.
Trade Accounts Receivable Sale Programs
The Company also sold accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $0.6 billion and $0.2 billion as of March 31, 2022 and 2021, respectively. For the fiscal years ended March 31, 2022, 2021 and 2020, total accounts receivable sold to certain third party banking institutions was approximately $1.6 billion, $0.8 billion and $1.6 billion, respectively. The receivables that were sold were removed from the consolidated balance sheets and the cash received was included as cash provided by operating activities in the consolidated statements of cash flows.

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
Level 1 - Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. There were no balances classified as level 1 in the fair value hierarchy as of March 31, 2022.
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
The Company has deferred compensation plans for its officers and certain other employees. Amounts deferred under the plans are invested in hypothetical investments selected by the participant or the participant's investment manager. The Company's deferred compensation plan assets are included in other assets on the consolidated balance sheets and include money market funds, mutual funds, corporate and government bonds and certain convertible securities that are valued using prices obtained from various pricing sources. These sources price these investments using certain market indices and the performance of these investments in relation to these indices. As a result, the Company has classified these investments as level 2 in the fair value hierarchy. There were no investments classified as level 1 in the fair value hierarchy as of March 31, 2022.
Level 3 - Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.
The Company has accrued for contingent consideration in connection with its business acquisitions as applicable, which is measured at fair value based on certain internal models and unobservable inputs. There were no contingent consideration liabilities outstanding as of March 31, 2022 and 2021.
There were no transfers between levels in the fair value hierarchy during fiscal years 2022 and 2021.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and 2021:

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value Measurements as of March 31, 2022
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (Note 2)	$—	$2,285	$—	$2,285
Foreign currency contracts (Note 10)	—	43	—	43
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	—	39	—	39
Liabilities:
Foreign currency contracts (Note 10)	$—	$(122)	$—	$(122)

	Fair Value Measurements as of March 31, 2021
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (Note 2)	$—	$1,507	$—	$1,507
Foreign currency contracts (Note 10)	—	59	—	59
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	—	48	—	48
Liabilities:
Foreign currency contracts (Note 10)	$—	$(48)	$—	$(48)

Other financial instruments
The following table presents the Company's major debts not carried at fair value as of March 31, 2022 and 2021:

	As of March 31, 2022		As of March 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In millions)		(In millions)
5.000% Notes due February 2023	$500	$511	$500	$537	Level 1
Term Loan due April 2024 - three-month TIBOR plus 0.43%	273	273	305	305	Level 2
4.750% Notes due June 2025	598	615	598	670	Level 1
3.750% Notes due February 2026	690	690	694	756	Level 1
4.875% Notes due June 2029	659	687	661	756	Level 1
4.875% Notes due May 2030	690	713	694	800	Level 1
Euro Term Loans	389	389	168	168	Level 2
3.600% HUF Bonds due December 2031	301	301	—	—	Level 2
India Facilities	84	84	133	133	Level 2
The Notes due February 2023, June 2025, February 2026, June 2029 and May 2030 are valued based on broker trading prices in active markets.
The Company values its Term Loan due April 2024, India Facilities, Euro Term Loans and HUF Bonds, based on the current market rate, and as of March 31, 2022, the carrying amounts approximate fair values.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. COMMITMENTS AND CONTINGENCIES
Commitments
As of March 31, 2022 and 2021, the gross carrying amount and associated accumulated depreciation of the Company's property and equipment financed under finance leases, and the related obligations was not material. The Company also leases certain of its facilities and equipment under non-cancelable operating leases. These operating leases expire in various years through 2038. Refer to note 3 for additional details on the minimum lease payments.
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
In addition, the Company provides design and engineering services to its customers and also designs and makes its own products. As a consequence of these activities, its customers are requiring the Company to take responsibility for intellectual property to a greater extent than in its manufacturing and assembly businesses. Although the Company believes that its intellectual property assets and licenses are sufficient for the operation of its business as it currently conducts it, from time to time third parties do assert patent infringement claims against the Company or its customers. If and when third parties make assertions regarding the ownership or right to use intellectual property, the Company could be required to either enter into licensing arrangements or to resolve the issue through litigation. Such license rights might not be available to the Company on commercially acceptable terms, if at all, and any such litigation might not be resolved in the Company's favor. Additionally, litigation could be lengthy and costly and could materially harm the Company's financial condition regardless of the outcome. The Company also could be required to incur substantial costs to redesign a product or re-perform design services.
From time to time, the Company enters into intellectual property licenses (e.g., patent licenses and software licenses) with third parties which obligate the Company to report covered behavior to the licensor and pay license fees to the licensor for certain activities or products, or that enable the Company's use of third-party technologies. The Company may also decline to enter into licenses for intellectual property that it does not think is useful for or used in its operations, or for which its customers or suppliers have licenses or have assumed responsibility. Given the diverse and varied nature of its business and the location of its business around the world, certain activities the Company performs, such as providing assembly services in China and India, may fall outside the scope of those licenses or may not be subject to the applicable intellectual property rights. The Company's licensors may disagree and claim royalties are owed for such activities. In addition, the basis (e.g., base price) for any royalty amounts owed are audited by licensors and may be challenged. Some of these disagreements may lead to claims and litigation that might not be resolved in the Company's favor. Additionally, litigation could be lengthy and costly and could materially harm the Company's financial condition regardless of the outcome.
On May 8, 2018, a putative class action was filed in the Northern District of California against the Company and certain officers alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5, promulgated thereunder, alleging misstatements and/or omissions in certain of the Company’s financial results, press releases and SEC filings made during the putative class period of January 26, 2017 through April 26, 2018. On October 1, 2018, the Court appointed lead plaintiff and lead plaintiff’s counsel in the case. On November 28, 2018, lead plaintiff filed an amended complaint alleging misstatements and/or omissions in certain of the Company’s SEC filings, press releases, earnings calls, and analyst and investor conferences and expanding the putative class period through October 25, 2018. On April 3, 2019, the Court vacated its prior order appointing lead plaintiff and lead plaintiff’s counsel and reopened the lead plaintiff appointment process. On September 26, 2019, the Court appointed a new lead plaintiff, National Elevator Industry Pension Fund, and lead plaintiff’s counsel in the case. On November 8, 2019, lead plaintiff filed a further amended complaint. On December 4, 2019, defendants filed a motion to dismiss the amended complaint. On May 29, 2020, the Court granted defendants’ motion to dismiss without prejudice and gave lead plaintiff 30 days to amend. On June 29, 2020, lead plaintiff filed a further amended complaint. On July 27, 2020, defendants filed a motion to dismiss the amended complaint. On December 10, 2020, the Court granted defendants’ motion to dismiss with prejudice and entered judgment in favor of defendants. On January 7, 2021, lead plaintiff filed a notice

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of appeal to the Ninth Circuit Court of Appeals. On December 21, 2021, the Court of Appeals affirmed the dismissal with prejudice of the case. The Court of Appeals’ decision took effect on January 12, 2022. The time for plaintiffs to seek review by the U.S. Supreme Court lapsed on March 21, 2022. This matter is now fully resolved.
On April 21, 2016, SunEdison, Inc. (together with certain of its subsidiaries, "SunEdison") filed for protection under Chapter 11 of the U.S. Bankruptcy Code. During the fiscal year ended March 31, 2016, the Company recognized a bad debt reserve charge of $61.0 million associated with its outstanding SunEdison receivables and accepted return of previously shipped inventory of approximately $90.0 million. SunEdison stated in schedules filed with the Bankruptcy Court that, within the 90 days preceding SunEdison's bankruptcy filing, the Company received approximately $98.6 million of inventory and cash transfers of $69.2 million, which in aggregate represents the Company's estimate of the maximum reasonably possible contingent loss. On April 15, 2018, a subsidiary of the Company together with its subsidiaries and affiliates, entered into a tolling agreement with the trustee of the SunEdison Litigation Trust to toll any applicable statute of limitations or other time-related defense that might exist in regards to any potential claims that either party might be able to assert against the other for a period that will end at the earlier to occur of: (a) 60 days after a party provides written notice of termination; (b) six years from the effective date of April 15, 2018; or (c) such other date as the parties may agree in writing. The parties reached a cash settlement, that is fully provided for as of March 31, 2022, whereby the SunEdison Litigation Trust released all potential claims against the Company.
One of the Company's Brazilian subsidiaries has received assessments for certain sales and import taxes. There were originally six tax assessments totaling the updated amount of 373.7 million Brazilian reals (approximately USD $78.7 million based on the exchange rate as of March 31, 2022). Five of the assessments are in various stages of the review process at the administrative level; the Company successfully defeated one of the six assessments in September 2019 (totaling approximately the updated amount of 60.6 million Brazilian reals or USD $12.8 million); that assessment remains subject to appeal and no tax proceeding has been finalized yet. The Company was unsuccessful at the administrative level for one of the assessments and filed an annulment action in federal court in Brasilia, Brazil on March 23, 2020; the updated value of that assessment is 33.9 million Brazilian reals (approximately USD $7.1 million). The Company believes there is no legal basis for any of these assessments and that it has meritorious defenses. The Company will continue to vigorously oppose all of these assessments, as well as any future assessments. The Company does not expect final judicial determination on any of these claims in the next four years.
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
As the final resolution of the above outstanding tax item remains uncertain, the Company continues to provide for the uncertain tax positions based on the more likely than not standard. While the resolution of the issues may result in tax liabilities, interest and penalties, which may be significantly higher than the amounts accrued for these matters, management currently believes that the resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
In November 2019, the Company received a favorable ruling from the Brazilian Supreme Court in a case against the Brazilian tax authorities regarding the right to exclude the value of a state tax referred to as ICMS from the calculation of a federal operational tax basis referred to as PIS/COFINS. The ruling allowed the Company the right to recover amounts unduly paid from February 2003 to December 2019. As a result, the Company recorded an immaterial gain in fiscal year 2020 for the recovery of taxes. The Receita Federal, a tax authority in Brazil, filed a Motion of Clarification on a leading case with the Brazilian Supreme Court previously in 2017 and in May 2021, the Brazilian Supreme Court ruled in favor of the taxpayers and specifically clarified that the ICMS taxes to be excluded from the PIS/COFINS tax basis are to be based on the amount stated

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
on the sales invoice irrespective of any further discounts received from the state. As a result of this ruling, which further reinforced the favorable ruling received in November 2019, the Company initiated the request for "Credit Habilitation" with the tax authorities in June 2021 to request additional PIS/COFINS credit in the amount of 776.7 million Brazilian reals (approximately USD $154.8 million based on the exchange rate as of July 2, 2021). However, the nature of the Company's credits requested for Habilitation were not specifically addressed by the May 2021 ruling, and accordingly there remained uncertainty regarding the Company’s ability to recognize these credits. The Company considered the recognition of these credits to be a contingent gain in accordance with ASC 450, Contingencies, and did not record a gain for such credits in the three-month period ended July 2, 2021 as it had not resolved all contingencies to conclude a realized or realizable amount. In September 2021, the Credit Habilitation request was approved by the tax authorities and the Company recognized a gain of 809.6 million Brazilian reals (approximately USD $149.3 million based on the exchange rate as of October 1, 2021) included in other charges (income), net in the consolidated statements of operations for the twelve-month period ended March 31, 2022. The total gain recorded included credits from February 2003 to September 2021, net of additional taxes, as the Credit Habilitation received covering the period from February 2003 to December 2019 resolved any uncertainty regarding the Company's ability to claim such credits. This gain is non-cash and can only be used to offset certain current and future tax obligations. As of March 31, 2022, credits totaling 378.7 million Brazilian reals (approximately USD $79.8 million based on the exchange rate as of March 31, 2022) are included in other current assets.
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
15. INCOME TAXES
The domestic (Singapore) and foreign components of income before income taxes were comprised of the following:

	Fiscal Year Ended March 31,
	2022	2021	2020
	(In millions)
Domestic	$352	$242	$(2)
Foreign	693	472	161
Total	$1,045	$714	$159

The provision for income taxes consisted of the following:

	Fiscal Year Ended March 31,
	2022	2021	2020
	(In millions)
Current:
Domestic	$3	$1	$2
Foreign	146	105	62
	149	106	64
Deferred:
Domestic	—	1	—
Foreign	(44)	(6)	7
	(44)	(5)	7
Provision for income taxes	$105	$101	$71

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The domestic statutory income tax rate was approximately 17.0% in fiscal years 2022, 2021 and 2020. The reconciliation of the income tax expense expected based on domestic statutory income tax rates to the expense for income taxes included in the consolidated statements of operations is as follows:

	Fiscal Year Ended March 31,
	2022	2021	2020
	(In millions)
Income taxes based on domestic statutory rates	$178	$121	$27
Effect of jurisdictional tax rate differential	(114)	(82)	(81)
Change in unrecognized tax benefit	12	11	(1)
Change in valuation allowance	12	35	93
Foreign exchange movement on prior year taxes recoverable	(9)	5	13
Tax impacts related to sale of Nextracker Series A Preferred Units	13	—	—
APB23 tax liability	1	1	9
Other	12	10	11
Provision for income taxes	$105	$101	$71

A number of countries in which the Company is located allow for tax holidays or provide other tax incentives to attract and retain business. In general, these holidays were secured based on the nature, size and location of the Company’s operations. The aggregate dollar effect on the Company’s income resulting from tax holidays and tax incentives to attract and retain business for the fiscal years ended March 31, 2022, 2021 and 2020 was $22.5 million, $21.2 million and $15.6 million, respectively. For the fiscal year ended March 31, 2022, the effect on basic and diluted earnings per share was $0.05 and $0.05, respectively, and the effects on basic and diluted earnings per share during fiscal years 2021 and 2020 were $0.04 and $0.04, and $0.03 and $0.03, respectively. Unless extended or otherwise renegotiated, the Company's existing holidays will expire in various years through the end of fiscal year 2028.
The Company provides a valuation allowance against deferred tax assets that in the Company's estimation are not more likely than not to be realized. During fiscal year 2022, 2021 and 2020, the Company released valuation allowances totaling $26.3 million, $24.5 million and $1.1 million, respectively. For fiscal year 2022, $7.7 million valuation allowance release was mainly related to certain operations in Canada and Hungary, as these amounts were deemed to be more likely than not to be realized due to the sustained profitability during the past three fiscal years as well as continued forecasted profitability of those operations. The remaining $18.6 million valuation allowance release relates to deferred tax assets in the United States deemed realizable due to purchase accounting related to the Anord Mardix acquisition. Various other valuation allowance positions were also reduced due to varying factors such as recognition of uncertain tax positions impacting deferred tax assets, one-time income recognition in loss entities, and foreign exchange impacts on deferred tax balances. Lastly, these valuation allowance reductions and eliminations were offset by current period valuation allowance additions due to increased deferred tax assets as a result of current period losses in legal entities with existing full valuation allowance positions. For fiscal years ended March 31, 2022, 2021 and 2020, the offsetting amounts totaled $38.7 million, $60.0 million and $90.2 million, respectively.
Under its territorial tax system, Singapore generally does not tax foreign sourced income until repatriated to Singapore. The Company has included the effects of Singapore's territorial tax system in the rate differential line above. The tax effect of foreign income not repatriated to Singapore for the fiscal years ended March 31, 2022, 2021 and 2020 were $104.5 million, $57.3 million and $27.9 million, respectively.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of deferred income taxes are as follows:

	As of March 31,
	2022	2021
	(In millions)
Deferred tax liabilities:
Fixed assets	$(49)	$(69)
Intangible assets	(89)	(45)
Others	(14)	(13)
Total deferred tax liabilities	(152)	(127)
Deferred tax assets:
Fixed assets	72	66
Intangible assets	6	8
Deferred compensation	22	20
Inventory valuation	26	28
Provision for doubtful accounts	5	5
Net operating loss and other carryforwards	1,542	1,641
Others	201	190
Total deferred tax assets	1,874	1,958
Valuation allowances	(1,631)	(1,726)
Total deferred tax assets, net of valuation allowances	243	232
Net deferred tax asset	$91	$105
The net deferred tax asset is classified as follows:
Long-term asset	$177	$165
Long-term liability	(86)	(60)
Total	$91	$105

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
The Company has recorded deferred tax assets of approximately $1.7 billion related to tax losses and other carryforwards against which the Company has recorded a valuation allowance for all but $84.2 million of the deferred tax assets. These tax losses and other carryforwards will expire at various dates as follows:

Expiration dates of deferred tax assets related to operating losses and other carryforwards
Fiscal year	(In millions)
2023 - 2028	$555
2029 - 2034	274
2035 and post	120
Indefinite	706
$1,655

The amount of deferred tax assets considered realizable, however, could be reduced or increased in the near-term if facts, including the amount of taxable income or the mix of taxable income between subsidiaries, differ from management’s estimates.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company does not provide for income taxes on approximately $1.6 billion of undistributed earnings of its subsidiaries which are considered to be indefinitely reinvested outside of Singapore as management has plans for the use of such earnings to fund certain activities outside of Singapore. The estimated amount of the unrecognized deferred tax liability on these undistributed earnings is approximately $147.5 million. As a result, as of March 31, 2022, the Company has provided for earnings in foreign subsidiaries that are not considered to be indefinitely reinvested and therefore subject to withholding taxes on $10.0 million of undistributed foreign earnings, recording a deferred tax liability of approximately $0.5 million thereon.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended March 31,
	2022	2021
	(In millions)
Balance, beginning of fiscal year	$266	$246
Additions based on tax position related to the current year	27	16
Additions for tax positions of prior years	15	14
Reductions for tax positions of prior years	(7)	(8)
Reductions related to lapse of applicable statute of limitations	(16)	(16)
Impact from foreign exchange rates fluctuation	(3)	14
Balance, end of fiscal year	$282	$266

The Company’s unrecognized tax benefits are subject to change over the next twelve months primarily as a result of the expiration of certain statutes of limitations and as audits are settled. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by an additional approximate $93.2 million within the next twelve months primarily due to potential settlements of various audits and the expiration of certain statutes of limitations.
The Company and its subsidiaries file federal, state, and local income tax returns in multiple jurisdictions around the world. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2008.
Of the $282.2 million of unrecognized tax benefits at March 31, 2022, $189.8 million will affect the annual effective tax rate (ETR) if the benefits are eventually recognized. The amount that doesn’t impact the ETR relates to positions that would be settled with a tax loss carryforward previously subject to a valuation allowance.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits within the Company’s tax expense. During the fiscal years ended March 31, 2022, 2021 and 2020, the Company recognized interest and penalties of approximately $2.1 million, $2.1 million and ($0.9) million, respectively. The Company had approximately $16.4 million, $14.4 million and $12.3 million accrued for the payment of interest and penalties as of the fiscal years ended March 31, 2022, 2021 and 2020, respectively.
16. RESTRUCTURING CHARGES
Fiscal Year 2022
The Company continues to identify certain structural changes to restructure the business throughout fiscal year 2022. During fiscal year 2022, the Company recognized approximately $15 million of restructuring charges, most of which related to employee severance. Restructuring charges are not included in segment income, as disclosed further in note 21.
Fiscal Year 2021
In order to support the Company’s strategy and build a sustainable organization, and after considering that the economic recovery from the pandemic would be slower than anticipated, the Company identified certain structural changes to restructure the business. These restructuring actions eliminated non-core activities primarily within the Company’s corporate function, aligned the Company’s cost structure with its reorganizing and optimizing of its operations model along its reporting segments, and further sharpened its focus to winning business in end markets where it has competitive advantages and deep domain expertise. During fiscal year 2021, the Company recognized approximately $101.3 million of restructuring charges, most of which related to employee severance.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

	Severance	Long-Lived Asset Impairment	Other Exit Costs	Total
	(In millions)
Balance as of March 31, 2019	$23	$—	$9	$32
Provision for charges incurred in fiscal year 2020	123	46	47	216
Cash payments for charges incurred in fiscal year 2019 and prior	(15)	—	(3)	(18)
Cash payments for charges incurred in fiscal year 2020	(112)	—	(35)	(147)
Non-cash charges incurred in fiscal year 2020	—	(46)	(14)	(60)
Balance as of March 31, 2020	19	—	4	23
Provision for charges incurred in fiscal year 2021	89	8	4	101
Cash payments for charges incurred in fiscal year 2020 and prior	(14)	—	—	(14)
Cash payments for charges incurred in fiscal year 2021	(49)	—	(1)	(50)
Non-cash charges incurred in fiscal year 2021	—	(8)	1	(7)
Balance as of March 31, 2021	45	—	8	53
Provision for charges incurred in fiscal year 2022	11	1	3	15
Cash payments for charges incurred in fiscal year 2021 and prior	(15)	—	—	(15)
Cash payments for charges incurred in fiscal year 2022	(6)	—	—	(6)
Non-cash charges incurred in fiscal year 2022	—	(1)	(3)	(4)
Balance as of March 31, 2022	35	—	8	43
Less: Current portion (classified as other current liabilities)	34	—	8	42
Accrued restructuring costs, net of current portion (classified as other liabilities)	$1	$—	$—	$1

17. OTHER CHARGES (INCOME), NET
Other charges (income), net for the fiscal years ended March 31, 2022, 2021 and 2020 are primarily comprised of the following:

	Fiscal Year Ended March 31
	2022	2021	2020
	(In millions)
Gain on foreign exchange transactions	$(32)	$(21)	$(10)
Equity in earnings (1)	(61)	(83)	(5)
Impairments and (gain) loss on sale of investments (2)	2	37	98
Brazil tax credit (3)	(150)	—	—
(1)Represents gains on strategic investments in privately held companies accounted under equity method. During fiscal years 2022 and 2021, the Company recognized $61 million and $83 million of equity in earnings, respectively, driven by the value increase in certain investment funds primarily resulting from discrete market events such as initial public offerings of certain companies included in the funds. Out of the total gain on investments recorded in fiscal years 2022 and 2021, the Company realized approximately $17 million and $48 million of cash proceeds as it sold certain shares received as a distribution from one of its funds' investments.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2)During fiscal years 2022, 2021 and 2020, and in connection with the Company’s ongoing assessment of recoverability of its investment portfolio, the Company concluded that the carrying amounts of certain non-core investments were other than temporarily impaired and recognized $3.0 million, $36.5 million and $97.7 million of total impairment charges, respectively (See note 2 for additional information).
(3)The Company recognized a $150.0 million gain related to a certain tax credit upon approval of a "Credit Habilitation" request by the relevant Brazil tax authorities for fiscal year 2022. Refer to note 14 for further information.
18. INTEREST, NET
Interest, net for the fiscal years ended March 31, 2022, 2021 and 2020 are primarily comprised of the following:

	Fiscal Year Ended March 31
	2022	2021	2020
	(In millions)
Interest expenses on debt obligations (1)	$153	$150	$146
Interest income	(14)	(14)	(19)
ABS and AR sales programs related expenses	5	11	43

(1)    Interest expense on debt obligations for fiscal year 2020 includes debt extinguishment costs of $7.2 million, related to the full repayments of the Notes due February 2020 and the Term Loan due November 2021. Debt extinguishment costs incurred during fiscal years 2022 and 2021 were immaterial.
19. BUSINESS AND ASSET ACQUISITIONS & DIVESTITURES
Fiscal 2022 Business acquisition
On December 1, 2021, the Company completed the business acquisition of Anord Mardix, a global leader in critical power solutions for an initial purchase consideration of $522.5 million, net of $25.1 million cash acquired, with an additional $16.5 million deferred purchase price paid out in the fourth quarter of fiscal year 2022, for a total purchase consideration of $539 million. The acquisition adds to the Company's portfolio of Power products and expands its offering in the data center market. For reporting purposes, Anord Mardix is included in the Industrial reporting unit within the FRS segment. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. The results of operations of the acquisition were included in the Company’s consolidated financial results beginning on the date of acquisition, and the total amount of net income and revenue were not material to the Company's consolidated financial results for fiscal year 2022.
The following represents the Company's allocation of the total purchase price to the acquired assets and liabilities of Anord Mardix (in millions):

Current assets	$142
Property and equipment	13
Operating lease right-of-use assets	36
Intangible assets	273
Goodwill	272
Total assets	$736

Current liabilities	$104
Operating lease liabilities and other liabilities, non-current	37
Deferred tax liabilities, non-current	56
Total aggregate purchase price, net of cash acquired	$539
The intangible assets of $273.0 million are comprised of customer related intangible assets of $147.0 million and licenses and other intangible assets such as trade names and developed technology of $126.0 million. Customer related assets are

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
amortized over a weighted-average estimated useful life of 8.7 years while licensed and other intangibles are amortized over a weighted-average estimated useful life of 8.9 years.
Pro-forma results of operations have not been presented because the effects were not material to the Company’s consolidated financial results for all periods presented.
The Company is in the process of evaluating the fair value of the assets and liabilities related to this acquisition. Additional information, which existed as of the acquisition date, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the date of acquisition. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill during the respective measurement period.
Fiscal 2020 Business acquisition and divestitures
During fiscal year 2020, the Company completed an acquisition that was not significant to the consolidated financial position, result of operations and cash flows of the Company.
Further, during fiscal year 2020, the Company disposed of two immaterial non-strategic businesses. The net gain on dispositions was not material to the Company’s consolidated financial results, and was included in other charges, net in the consolidated statements of operations for fiscal year 2020.
Pro-forma results of operations for the acquisition and divestitures have not been presented because the effects were not individually, nor in the aggregate, material to the Company's consolidated financial results for all periods presented.
20. SHARE REPURCHASE PLAN
During fiscal year 2022, the Company repurchased approximately 38.2 million shares for an aggregate purchase price of approximately $685.6 million and retired all of these shares.
Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $1.0 billion in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Annual General Meeting held on August 4, 2021. As of March 31, 2022, shares in the aggregate amount of $495.6 million were available to be repurchased under the current plan.
21. SEGMENT REPORTING
The Company's Chief Executive Officer is our CODM who evaluates how we allocate resources, assesses performance and make strategic and operational decisions. Based on such evaluation, the Company determined as of and for the period ended March 31, 2022, that Flex has three operating and reportable segments. See note 1 and note 7 for further details on the segment change that took place in the fourth quarter of fiscal year 2022.
The FAS segment is optimized for speed to market based on a highly flexible supply and manufacturing system. FAS is comprised of the following end markets that represent reporting units:
•Communications, Enterprise and Cloud, including data infrastructure, edge infrastructure and communications infrastructure;
•Lifestyle, including appliances, consumer packaging, floorcare, micro mobility and audio; and
•Consumer Devices, including mobile and high velocity consumer devices.
The FRS segment is optimized for longer product lifecycles requiring complex ramps with specialized production models and critical environments. FRS is comprised of the following end markets that represent reporting units:
•Automotive, including next generation mobility, autonomous, connectivity, electrification, and smart technologies;
•Health Solutions, including medical devices, medical equipment, and drug delivery; and
•Industrial, including capital equipment, industrial devices, and renewables and grid edge.
The Nextracker segment provides solar tracker technologies that optimize and increase energy production while reducing costs for significant plant return on investment.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•Nextracker, the leading provider of intelligent, integrated solar tracker and software solutions used in utility-scale and ground-mounted distributed generation solar projects around the world. Nextracker's products enable solar panels to follow the sun’s movement across the sky and optimize plant performance.
The determination of the separate operating and reporting segments is based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics.
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, customer related asset impairments (recoveries), restructuring charges, legal and other. A portion of depreciation is allocated to the respective segments, together with other general corporate research and development and administrative expenses.
Selected financial information by segment is in the table below. Fiscal year 2021 and 2020 historical information has been recast to reflect the new operating and reportable segments, in the table below and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Fiscal Year Ended March 31,
	2022	2021	2020
	(In millions)
Net sales:
Flex Agility Solutions	$14,027	$13,493	$14,053
Flex Reliability Solutions	10,603	9,495	9,053
Nextracker	1,458	1,195	1,171
Intersegment eliminations	(47)	(59)	(67)
	$26,041	$24,124	$24,210
Segment income and reconciliation of operating income:
Flex Agility Solutions	$605	$449	$369
Flex Reliability Solutions	546	484	474
Nextracker	90	178	168
Corporate and Other	(72)	(80)	(113)
Total segment income	1,169	1,031	898
Reconciling items:
Intangible amortization	68	62	64
Stock-based compensation	91	79	71
Customer related asset impairments (recoveries) (1)	—	(7)	106
Restructuring charges (Note 16)	15	101	216
Legal and other (2)	23	1	26
Operating income	$972	$795	$415

(1)Customer related asset impairments (recoveries) for fiscal years 2022 and 2021 were not material.

Customer related asset impairments for fiscal year 2020 primarily relate to non-cash impairments of certain property and equipment for customers from whom we have disengaged or were in the process of disengaging, additional provision for doubtful accounts receivable, charges for other asset impairments, and reserves for excess and obsolete inventory for certain customers experiencing financial difficulties and/or related to inventory that will not be recovered due to significant reductions in future customer demand.

(2)Legal and other consists of costs not directly related to core business results and may include matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims and other issues on a global basis as well as acquisition related costs and customer related asset recoveries. During the fourth quarter of fiscal year 2022, the Company accrued for certain loss contingencies where losses are considered probable and estimable offset by a gain upon successful settlement of certain supplier claims.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Legal and other during fiscal year 2021 primarily consists of costs accrued for certain loss contingencies where losses are considered probable and estimable, offset by a gain on the sale of real estate in the fourth quarter of fiscal year 2021 exited as a result of the disengagement of a certain customer in fiscal year 2020.

Legal and other during fiscal year 2020 primarily consists of direct and incremental costs associated with certain wind-down activities related to the disengagement of a certain customer primarily in China and India, offset by certain gains resulting from the recognition of prior year expenses paid to a government now considered probable of recovery and reasonably estimable due to a favorable tax ruling.
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
Property and equipment on a segment basis is not disclosed as it is not separately identified and is not internally reported by segment to the Company's CODM as described above. During fiscal years 2022, 2021 and 2020, depreciation expense included in the segments' measure of operating performance above is as follows.

	Fiscal Year Ended March 31,
	2022	2021	2020
	(In millions)
Depreciation expense:
Flex Agility Solutions	$184	$185	$218
Flex Reliability Solutions	204	210	170
Nextracker	3	2	3
Corporate and Other	18	25	31
Total depreciation expense	$409	$422	$422

Geographic information of net sales is as follows:

	Fiscal Year Ended March 31,
	2022		2021		2020
	(In millions)
Net sales by region:
Americas	$10,839	42%	$9,672	40%	$10,066	42%
Asia	9,601	37%	9,326	39%	9,362	39%
Europe	5,601	21%	5,126	21%	4,782	19%
	$26,041		$24,124		$24,210

Revenues are attributable to the country in which the product is manufactured, or service is provided.
During fiscal years 2022, 2021 and 2020, net sales generated from Singapore, the country of domicile, were approximately $518.9 million, $507.0 million and $574.6 million, respectively.
The following table summarizes the countries that accounted for more than 10% of net sales in fiscal years 2022, 2021, and 2020:

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year Ended March 31,
	2022		2021		2020
	(In millions)
Net sales by country:
China	$6,146	24%	$6,147	25%	$5,665	23%
Mexico	5,059	19%	4,413	18%	4,449	18%
U.S.	3,690	14%	3,648	15%	3,719	15%

No other country accounted for more than 10% of net sales for the fiscal periods presented in the table above.
Geographic information of property and equipment, net is as follows:

	As of March 31,
	2022		2021
	(In millions)
Property and equipment, net:
Americas	$1,075	51%	$1,015	48%
Asia	561	26%	627	30%
Europe	489	23%	455	22%
	$2,125		$2,097

As of March 31, 2022 and 2021, property and equipment, net held in Singapore were approximately $5.0 million and $5.9 million, respectively.
The following table summarizes the countries that accounted for more than 10% of property and equipment, net in fiscal year 2022 and 2021:

	Fiscal Year Ended March 31,
	2022		2021
	(In millions)
Property and equipment, net:
Mexico	$626	29%	$553	26%
U.S.	354	17%	361	17%
China	299	14%	331	16%

No other country accounted for more than 10% of property and equipment, net for the fiscal periods presented in the table above.
22. QUARTERLY FINANCIAL DATA (UNAUDITED)
The fourth fiscal quarter and year end on March 31 of each year, which is comprised of 90 days for fiscal years 2022 and 2021, respectively. The following table contains the unaudited fourth quarter financial data for fiscal years 2022 and 2021.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	March 31, 2022	March 31, 2021
	(In millions, except per share amounts)
Net sales	$6,851	$6,266
Gross profit	505	509
Operating income	228	282
Net income	172	240
Net income attributable to Flex Ltd.	168	240
Earnings per share attributable to the shareholders of Flex Ltd.
Basic	$0.36	$0.48
Diluted	$0.36	$0.47

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management’s evaluation excluded an assessment of those disclosure controls and procedures of Anord Mardix that are subsumed by internal control over financial reporting, described under paragraph (b) below.
(b)Management's Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting consists of policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) are designed and operated to provide reasonable assurance regarding the reliability of the Company's financial reporting and the Company's process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements or prevent or detect instances of fraud. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
On December 1, 2021, the Company acquired Anord Mardix. Management's annual assessment of the effectiveness of internal control over financial reporting as of March 31, 2022 excluded the internal control over financial reporting at Anord Mardix, which constitutes, in the aggregate, less than 1% of the total assets and net sales of the related consolidated financial statement amounts as of, and for the fiscal year ended March 31, 2022.
As of March 31, 2022, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2022.
(c)Attestation Report of the Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of March 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading "Report of Independent Registered Public Accounting Firm."
(d)Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders of Flex Ltd., Singapore

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Flex Ltd. and subsidiaries (the "Company") as of March 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls at Anord Mardix (as defined in Note 19), which is included in the 2022 consolidated financial statements of the Company and constituted less than 1% of total assets as of March 31, 2022 and less than 1% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting at Anord Mardix.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2022 of the Company and our report dated May 20, 2022, expressed an unqualified opinion on those financial statements.
Basis for Opinion
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
May 20, 2022

ITEM 9B.    OTHER INFORMATION
Not applicable.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to shareholders in connection with the Company's 2022 Annual General Meeting of Shareholders. Such information is incorporated by reference.
ITEM 11.    EXECUTIVE COMPENSATION
Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to shareholders in connection with the Company's 2022 Annual General Meeting of Shareholders. Such information is incorporated by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to shareholders in connection with the Company's 2022 Annual General Meeting of Shareholders. Such information is incorporated by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to shareholders in connection with the Company's 2022 Annual General Meeting of Shareholders. Such information is incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES (Deloitte & Touche LLP, PCAOB ID: 34)
Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to shareholders in connection with the Company's 2022 Annual General Meeting of Shareholders. Such information is incorporated by reference.

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
10.02
First Amendment to Credit Agreement, dated as of April 12, 2022 among Flex Ltd., the Lenders party thereto, the L/C Issuers party thereto, the Swing Line Lenders party thereto, and Bank of America, N.A., as the Administrative Agent
						X
10.03	Form of Indemnification Agreement between the Registrant and its Directors and certain officers†	10-K	000-23354	5/20/2009	10.01
10.04	Form of Indemnification Agreement between Flextronics Corporation and Directors and certain officers of the Registrant†	10-K	000-23354	5/20/2009	10.02
10.05	Flex Ltd. Amended and Restated 2017 Equity Incentive Plan†	DEF 14A	000-23354	6/26/2020	Annex A
10.06	Form of Restricted Share Unit Award Agreement under the 2017 Equity Incentive Plan for time-based vesting awards†	10-Q	000-23354	10/30/2017	10.05

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.07	Flextronics International USA, Inc. Third Amended and Restated 2005 Senior Management Deferred Compensation Plan†	10-Q	000-23354	2/6/2009	10.02
10.08	Flextronics International USA, Inc. Third Amended and Restated Senior Executive Deferred Compensation Plan†	10-Q	000-23354	2/6/2009	10.01
10.09	Summary of Directors' Compensation†	10-Q	000.23354	10/30/2017	10.02
10.10	Executive Incentive Compensation Recoupment Policy†	10-Q	000-23354	8/5/2010	10.06
10.11	2010 Flextronics International USA, Inc. Deferred Compensation Plan†	10-Q	000-23354	11/3/2010	10.04
10.12	Form of Award Agreement under 2010 Deferred Compensation Plan†	10-Q	000-23354	7/30/2012	10.01
10.13	Form of 2010 Deferred Compensation Plan Award Agreement (performance targets, cliff vesting)†	10-Q	000-23354	8/2/2013	10.02
10.14	Form of 2010 Deferred Compensation Plan Award Agreement (non-performance, periodic vesting, continuing Participant)†	10-Q	000-23354	8/2/2013	10.03
10.15	Award Agreement under the 2010 Deferred Compensation Plan†	10-Q	000-23354	7/28/2014	10.01
10.16	Form of Restricted Share Unit Award Agreement under the 2017 Equity Incentive Plan for performance-based vesting awards (20-day trading average)†	10-Q	000-23354	7/26/2019	10.02
10.17	Nextracker Inc. 2014 Equity Incentive Plan†	S-8	333-207325	10/7/2015	99.01
10.18	Flex Ltd. Executive Severance Plan†	10-K	000-23354	5/21/2019	10.27
10.19	Scott Offer Amended Offer Letter, dated as of January 27, 2019†	10-K	000-23354	5/28/2020	10.29
10.20	Revathi Advaithi Offer Letter, dated February 7, 2019†	10-K	000-23354	5/21/2019	10.29
10.21	Form of Restricted Share Unit Award Agreement under the 2017 Equity Incentive Plan for time-based vesting awards (FY21)†	10-Q	000-23354	8/5/2020	10.02
10.22	Form of Restricted Share Unit Award Agreement under the 2017 Equity Incentive Plan for performance-based vesting awards (20-day trading average) (FY21)†	10-Q	000-23354	8/5/2020	10.03
10.23	Paul R. Lundstrom Offer Letter, dated August 5, 2020†	10-Q	000-23354	11/2/2020	10.02
10.24	Form of Addendum Award Agreement under the 2010 Deferred Compensation Plan (FY21)†	10-Q	000-23354	1/29/2021	10.02
10.25	Description of Annual Incentive Bonus Plan for Fiscal Year 2022†	10-Q	000-23354	7/30/2021	10.01
10.26	Form of Restricted Share Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan for performance-based vesting awards (FY22)†	10-Q	000-23354	7/30/2021	10.02
10.27	Summary of Compensation Arrangements of Certain Executive Officers of Flex Ltd.†	10-Q	000-23354	7/30/2021	10.03
10.28	First Amendment to Flex 2010 Deferred Compensation Plan, dated December 17, 2018†	10-Q	000-23354	10/29/2021	10.01
10.29	Second Amendment to Flex 2010 Deferred Compensation Plan, dated August 16, 2019†	10-Q	000-23354	10/29/2021	10.02
10.30	Third Amendment to Flex 2010 Deferred Compensation Plan, dated June 3, 2020†	10-Q	000-23354	10/29/2021	10.03

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.31	Executive Transition Agreement dated March 25, 2022 between Flex Ltd. and Francois Barbier†					X
21.01	Subsidiaries of Registrant					X
23.01	Consent of Deloitte & Touche LLP					X
24.01	Power of Attorney (included on the signature page to this Form 10-K)					X
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350*					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Scheme Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

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

Flex Ltd.
Date: May 20, 2022	By:	/s/ REVATHI ADVAITHI
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

Signature	Title	Date

/s/ REVATHI ADVAITHI	Chief Executive Officer (Principal Executive Officer) and Director	May 20, 2022
Revathi Advaithi

/s/ PAUL R. LUNDSTROM	Chief Financial Officer (Principal Financial Officer)	May 20, 2022
Paul R. Lundstrom

/s/ DANIEL J. WENDLER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	May 20, 2022
Daniel J. Wendler

/s/ MICHAEL D. CAPELLAS	Chairman of the Board	May 20, 2022
Michael D. Capellas

/s/ JOHN D. HARRIS II	Director	May 20, 2022
John D. Harris II

/s/ MICHAEL E. HURLSTON	Director	May 20, 2022
Michael E. Hurlston

/s/ JENNIFER LI	Director	May 20, 2022
Jennifer Li

/s/ ERIN L. MCSWEENEY	Director	May 20, 2022
Erin L. McSweeney

/s/ MARC A. ONETTO	Director	May 20, 2022
Marc A. Onetto

/s/ WILLY C. SHIH, PH.D.	Director	May 20, 2022
Willy C. Shih, Ph.D.

/s/ CHARLES K. STEVENS, III	Director	May 20, 2022
Charles K. Stevens, III

/s/ LAY KOON TAN	Director	May 20, 2022
Lay Koon Tan

/s/ PATRICK J. WARD	Director	May 20, 2022
Patrick J. Ward

/s/ WILLIAM D. WATKINS	Director	May 20, 2022
William D. Watkins