Form 10-Q
period 2022-07-01
FLEX LTD.
filed 2022-07-29
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2022

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
(65) 6876-9899
 Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, No Par Value	FLEX	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s ordinary shares outstanding as of July 25, 2022 was 456,084,675.

FLEX LTD.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Report of Independent Registered Public Accounting Firm	3
	Condensed Consolidated Balance Sheets (unaudited) — July 1, 2022 and March 31, 2022	4
	Condensed Consolidated Statements of Operations (unaudited) — Three-Month Periods Ended July 1, 2022 and July 2, 2021	5
	Condensed Consolidated Statements of Comprehensive Income (unaudited) — Three-Month Periods Ended July 1, 2022 and July 2, 2021	6
	Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Shareholders' Equity (unaudited) — Three-Month Periods Ended July 1, 2022 and July 2, 2021	7
	Condensed Consolidated Statements of Cash Flows (unaudited) — Three-Month Periods Ended July 2, 2022 and July 1, 2021	8
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	37
Signatures		38

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flex Ltd., Singapore

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Flex Ltd. and its subsidiaries (the “Company”) as of July 1, 2022, and the related condensed consolidated statements of operations, comprehensive income, redeemable noncontrolling interest and shareholders’ equity, and cash flows for the three-month periods ended July 1, 2022 and July 2, 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Flex Ltd. and its subsidiaries as of March 31, 2022 and the related consolidated statements of operations, comprehensive income, redeemable noncontrolling interest and shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 20, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2022 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
July 29, 2022

FLEX LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of July 1, 2022	As of March 31, 2022
	(In millions, except share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,647	$2,964
Accounts receivable, net of allowance of $7 and $56, respectively	3,782	3,371
Contract assets	510	519
Inventories	7,243	6,580
Other current assets	965	903
Total current assets	15,147	14,337
Property and equipment, net	2,135	2,125
Operating lease right-of-use assets, net	611	637
Goodwill	1,336	1,342
Other intangible assets, net	372	411
Other assets	453	473
Total assets	$20,054	$19,325

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$946	$949
Accounts payable	6,694	6,254
Accrued payroll	419	470
Deferred revenue and customer working capital advances	2,400	2,002
Other current liabilities	1,131	1,036
Total current liabilities	11,590	10,711
Long-term debt, net of current portion	3,129	3,248
Operating lease liabilities, non-current	520	551
Other liabilities	640	608
Total liabilities	15,879	15,118
Redeemable noncontrolling interest	84	78
Shareholders’ equity
Ordinary shares, no par value; 507,782,209 and 510,799,667 issued, and 457,542,854 and 460,560,312 outstanding, respectively	5,897	6,052
Treasury stock, at cost; 50,239,355 shares as of July 1, 2022 and March 31, 2022	(388)	(388)
Accumulated deficit	(1,164)	(1,353)
Accumulated other comprehensive loss	(254)	(182)
Total shareholders’ equity	4,091	4,129
Total liabilities, redeemable noncontrolling interest, and shareholders' equity	$20,054	$19,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended
	July 1, 2022	July 2, 2021
	(In millions, except per share amounts) (Unaudited)
Net sales	$7,347	$6,342
Cost of sales	6,812	5,871
Gross profit	535	471
Selling, general and administrative expenses	241	201
Intangible amortization	22	15
Operating income	272	255
Interest and other, net	40	22
Income before income taxes	232	233
Provision for income taxes	37	27
Net income	195	206
Net income attributable to redeemable noncontrolling interest	6	—
Net income attributable to Flex Ltd.	$189	$206

Earnings per share attributable to the shareholders of Flex Ltd.:
Basic	$0.41	$0.42
Diluted	$0.40	$0.41
Weighted-average shares used in computing per share amounts:
Basic	458	491
Diluted	468	499

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended
	July 1, 2022	July 2, 2021
	(In millions) (Unaudited)
Net income	$195	$206
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(71)	5
Unrealized gain (loss) on derivative instruments and other, net of tax	(1)	3
Comprehensive income	$123	$214
Comprehensive income attributable to redeemable noncontrolling interest	6	—
Comprehensive income attributable to Flex Ltd.	$117	$214

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY

	Redeemable Noncontrolling Interest	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Three Months Ended July 1, 2022	Amount	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Loss on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
		(In millions) Unaudited
BALANCE AT MARCH 31, 2022	$78	461	$5,664	$(1,353)	$(66)	$(116)	$(182)	$4,129
Repurchase of Flex Ltd. ordinary shares at cost	—	(11)	(181)	—	—	—	—	(181)
Issuance of Flex Ltd. vested shares under restricted share unit awards	—	8	—	—	—	—	—	—
Net income	6	—	—	189	—	—	—	189
Stock-based compensation	—	—	26	—	—	—	—	26
Total other comprehensive loss	—	—	—	—	(1)	(71)	(72)	(72)
BALANCE AT JULY 1, 2022	$84	458	$5,509	$(1,164)	$(67)	$(187)	$(254)	$4,091

	Redeemable Noncontrolling Interest	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Three Months Ended July 2, 2021	Amount	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Loss on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
		(In millions) Unaudited
BALANCE AT MARCH 31, 2021	$—	492	$5,844	$(2,289)	$(42)	$(77)	$(119)	$3,436
Repurchase of Flex Ltd. ordinary shares at cost	—	(9)	(162)	—	—	—	—	(162)
Exercise of stock options	—	1	—	—	—	—	—	—
Issuance of Flex Ltd. vested shares under restricted share unit awards	—	5	—	—	—	—	—	—
Net income	—	—	—	206	—	—	—	206
Stock-based compensation	—	—	20	—	—	—	—	20
Total other comprehensive income	—	—	—	—	3	5	8	8
BALANCE AT JULY 2, 2021	$—	489	$5,702	$(2,083)	$(39)	$(72)	$(111)	$3,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Periods Ended
	July 1, 2022	July 2, 2021
	(In millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$195	$206
Depreciation, amortization and other impairment charges	124	118
Changes in working capital and other, net	(281)	10
Net cash provided by operating activities	38	334
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(107)	(118)
Proceeds from the disposition of property and equipment	16	3
Other investing activities, net	2	2
Net cash used in investing activities	(89)	(113)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of bank borrowings and long-term debt	(35)	(1)
Payments for repurchases of ordinary shares	(181)	(162)
Other financing activities, net	6	(3)
Net cash used in financing activities	(210)	(166)
Effect of exchange rates on cash and cash equivalents	(56)	1
Net increase (decrease) in cash and cash equivalents	(317)	56
Cash and cash equivalents, beginning of period	2,964	2,637
Cash and cash equivalents, end of period	$2,647	$2,693

Non-cash investing activities:
Unpaid purchases of property and equipment	$172	$88
Right-of-use assets obtained in exchange of operating lease liabilities	22	12

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
The Company's service offerings include a comprehensive range of value-added design and engineering services that are tailored to the various markets and needs of its customers. Other focused service offerings relate to manufacturing (including enclosures, metals, plastic injection molding, precision plastics, machining, and mechanicals), system integration and assembly and test services, materials procurement, inventory management, logistics and after-sales services (including product repair, warranty services, re-manufacturing and maintenance), supply chain management software solutions, and component product offerings (including flexible printed circuit boards and power adapters and chargers). The Company also provides intelligent, integrated solar tracker and software solutions used in utility-scale and ground-mounted distributed generation solar projects around the world.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2022 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three-month period ended July 1, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2023. Certain prior period amounts in the condensed consolidated financial statements, as well as in the Notes thereto, have been reclassified to conform to the current presentation.
The first quarters for fiscal years 2023 and 2022 ended on July 1, 2022, which is comprised of 92 days in the period, and July 2, 2021, which is comprised of 93 days in the period, respectively.
The accompanying unaudited condensed consolidated financial statements include the accounts of Flex and its majority-owned subsidiaries, after elimination of intercompany accounts and transactions. The Company consolidates its majority-owned subsidiaries and investments in entities in which the Company has a controlling interest. For the consolidated majority-owned subsidiaries in which the Company owns less than 100%, the Company recognizes a noncontrolling interest for the ownership of the noncontrolling owners. In all cases other than the redeemable noncontrolling interest in Nextracker, the associated noncontrolling owners' interest in the income or losses of these companies is not material to the Company's results of operations for all periods presented, and is classified as a component of Interest and other, net, in the condensed consolidated statements of operations. Noncontrolling interest that is redeemable upon the occurrence of conditions outside of the control of the Company is reported as temporary equity in the consolidated balance sheets. The amount of consolidated net income attributable to Flex Ltd. and to the redeemable noncontrolling interest is presented in the condensed consolidated statements of operations.
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
Recently Adopted Accounting Pronouncement
In July 2021, the FASB issued ASU 2021-05 "Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments", which requires a lessor to classify a lease with variable lease payments that don’t depend on an index or a rate as an operating lease on the commencement date of the lease if specified criteria are met. The guidance is effective for the Company beginning in the first quarter of fiscal year 2023 with early adoption permitted. The Company adopted the guidance during the first quarter of fiscal year 2023 with an immaterial impact on its condensed consolidated financial statements.
2.  BALANCE SHEET ITEMS
Inventories
The components of inventories, net of applicable lower of cost and net realizable value write-downs, were as follows:

	As of July 1, 2022	As of March 31, 2022
	(In millions)
Raw materials	$5,863	$5,290
Work-in-progress	658	602
Finished goods	722	688
	$7,243	$6,580
Goodwill and Other Intangible Assets
During the three-month period ended July 1, 2022, there was no material activity in the Company's goodwill account for each of its reportable segments, other than foreign currency translation adjustments of $6 million, which primarily impacted its FRS segment.

The components of acquired intangible assets are as follows:

	As of July 1, 2022			As of March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets:
Customer-related intangibles	$370	$(164)	$206	$385	$(157)	$228
Licenses and other intangibles	304	(138)	166	319	(136)	183
Total	$674	$(302)	$372	$704	$(293)	$411
The gross carrying amounts of intangible assets are removed when fully amortized.
The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2023 (1)	$62
2024	69
2025	62
2026	42
2027	35
Thereafter	102
Total amortization expense	$372
____________________________________________________________
(1)Represents estimated amortization for the remaining fiscal nine-month period ending March 31, 2023.
Customer Working Capital Advances
Customer working capital advances were $1.8 billion and $1.4 billion, as of July 1, 2022 and March 31, 2022, respectively. The customer working capital advances are not interest-bearing, do not generally have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production.
Other Current Liabilities
Other current liabilities include customer-related accruals of $264 million and $227 million as of July 1, 2022 and March 31, 2022, respectively.
Redeemable Noncontrolling Interest
As a result of the Company's sale of redeemable preferred units (“Series A Preferred Units”), representing a 16.67% interest in its subsidiary Nextracker LLC ("Nextracker"), to TPG Rise Flash, L.P. ("TPG Rise") on February 1, 2022, the Company recognized $6 million of a payable-in-kind dividend due to TPG Rise during the three-month period ended July 1, 2022, based on a dividend rate of 5% per annum.
At TPG Rise’s election, the Company is required to repurchase all of the outstanding Series A Preferred Units at their liquidation preference, which shall include all contributed but unreturned capital plus accrued but unpaid dividends, at the earlier of certain change in control events and February 2, 2028. Additionally, if Nextracker has not completed a qualified initial public offering (a "Qualified Public Offering") prior to February 2, 2027, then TPG Rise may cause the Company to repurchase all of the outstanding Series A Preferred Units at their fair market value. The Company has determined that a Qualified Public Offering is likely and that the change in control is not probable as of July 1, 2022 and as such, it is not probable that the noncontrolling interest will become redeemable.
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
Customer Contracts and Related Obligations
Certain of the Company’s customer agreements include potential price adjustments which may result in variable consideration. These price adjustments include, but are not limited to, sharing of cost savings, committed price reductions, material margins earned over the period that are contractually required to be paid to the customers, rebates, refunds tied to performance metrics such as on-time delivery, and other periodic pricing resets that may be refundable to customers. The Company estimates the variable consideration related to these price adjustments as part of the total transaction price and recognizes revenue in accordance with the pattern applicable to the performance obligation, subject to a constraint. The Company constrains the amount of revenues recognized for these contractual provisions based on its best estimate of the amount which will not result in a significant reversal of revenue in a future period. The Company determines the amounts to be recognized based on the amount of potential refunds required by the contract, historical experience and other surrounding facts and circumstances. Often these obligations are settled with the customer in a period after shipment through various methods which include reduction of prices for future purchases, issuance of a payment to the customer, or issuance of a credit note applied against the customer’s accounts receivable balance. In many instances, the agreement is silent on the settlement mechanism. Any difference between the amount accrued for potential refunds and the actual amount agreed to with the customer is recorded as an increase or decrease in revenue. These potential price adjustments are included as part of other current liabilities on the condensed consolidated balance sheet and disclosed as part of customer-related accruals in note 2.
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
A contract liability is recognized when the Company receives payments in advance of the satisfaction of performance. Contract liabilities, identified as deferred revenue, were $741 million and $704 million as of July 1, 2022 and March 31, 2022, respectively, of which $645 million and $615 million, respectively, is included in deferred revenue and customer working capital advances under current liabilities.
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated based on timing of transfer, point in time or over time, for the three-month periods ended July 1, 2022 and July 2, 2021, respectively. Historical information for the first quarter of fiscal year ended March 31, 2022 has been recast to reflect the new operating and reportable segments in the table below.

	Three-Month Periods Ended
	July 1, 2022	July 2, 2021
Timing of Transfer	(In millions)
FAS
Point in time	$3,779	$3,248
Over time	212	184
Total	3,991	3,432
FRS
Point in time	2,790	2,407
Over time	179	175
Total	2,969	2,582
Nextracker
Point in time	23	9
Over time	372	332
Total	395	341
Intersegment eliminations
Point in time	(8)	(13)
Over time	—	—
Total	(8)	(13)
Flex
Point in time	6,584	5,651
Over time	763	691
Total	$7,347	$6,342

4.  SHARE-BASED COMPENSATION
The Company's primary plan used for granting equity compensation awards is the 2017 Equity Incentive Plan (the "2017 Plan").

The following table summarizes the Company’s share-based compensation expense:

	Three-Month Periods Ended
	July 1, 2022	July 2, 2021
	(In millions)
Cost of sales	$7	$5
Selling, general and administrative expenses	19	15
Total share-based compensation expense	$26	$20
Total number of options outstanding and exercisable were immaterial as of July 1, 2022. All options have been fully expensed as of July 1, 2022.
During the three-month period ended July 1, 2022, the Company granted 5.6 million unvested restricted share unit ("RSU") awards. Of this amount, approximately 4.5 million are plain-vanilla unvested RSU awards that vest over a period of three years, with no performance or market conditions, and with an average grant date price of $16.44 per award. In addition, approximately 0.5 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain performance conditions, and with an average grant date price of $16.66 per award. The number of shares contingent on performance conditions that ultimately will vest will range from zero up to a maximum of approximately 1.0 million based on a measurement of the Company's adjusted earnings per share growth over certain specified periods, and will cliff vest after a period of three years, to the extent such performance conditions have been met. Further, approximately 0.5 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions. The average grant date fair value of these awards contingent on certain market conditions was estimated to be $23.46 per award and was calculated using a Monte Carlo simulation. The number of shares contingent on market conditions that ultimately will vest will range from zero up to a maximum of approximately 1.0 million based on a measurement of the percentile rank of the Company’s total shareholder return over certain specified periods against the Company's peer companies, and will cliff vest after a period of three years, to the extent such market conditions have been met.
As of July 1, 2022, approximately 15.4 million unvested RSU awards under all plans were outstanding, of which vesting for a targeted amount of 2.2 million shares is contingent on meeting certain market conditions, and vesting for a targeted amount of 0.9 million shares is contingent on meeting certain performance conditions. The number of shares tied to market conditions that will ultimately be issued can range from zero to 4.4 million based on the achievement levels. The number of shares tied to performance conditions that will ultimately be issued can range from zero to 1.8 million based on the achievement levels. During the three-month period ended July 1, 2022, 2.4 million shares vested in connection with the awards with market conditions granted in fiscal year 2020.
As of July 1, 2022, total unrecognized compensation expense related to unvested RSU awards under all plans was approximately $217 million, and will be recognized over a weighted-average remaining vesting period of 2.4 years.
In April 2022, Nextracker granted 11.2 million equity-based compensation awards to its employees under the 2022 Nextracker LLC Equity Incentive Plan (the “2022 Nextracker Plan”). Vesting for the awards granted under the 2022 Nextracker Plan is contingent upon continued employee service and certain performance conditions, including a liquidity event such as the occurrence of an initial public offering or the sale of Nextracker. No expense was recognized for equity-based compensation awards granted under the 2022 Nextracker Plan for the three-month period ended July 1, 2022 as there was no occurrence of a liquidity event.

5.  EARNINGS PER SHARE
The following table reflects basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share attributable to the shareholders of Flex:

	Three-Month Periods Ended
	July 1, 2022	July 2, 2021
	(In millions, except per share amounts)
Basic earnings per share attributable to the shareholders of Flex Ltd.
Net income	$195	$206
Net income attributable to redeemable noncontrolling interest	6	—
Net income attributable to Flex Ltd.	$189	$206
Shares used in computation:
Weighted-average ordinary shares outstanding	458	491
Basic earnings per share	$0.41	$0.42

Diluted earnings per share attributable to the shareholders of Flex Ltd.
Net income	$195	$206
Net income attributable to redeemable noncontrolling interest	6	—
Net income attributable to Flex Ltd.	$189	$206
Shares used in computation:
Weighted-average ordinary shares outstanding	458	491
Weighted-average ordinary share equivalents from RSU awards (1)	10	8
Weighted-average ordinary shares and ordinary share equivalents outstanding	468	499
Diluted earnings per share	$0.40	$0.41
____________________________________________________________
(1)5.2 million and 1.1 million RSU awards for the three-month periods ended July 1, 2022 and July 2, 2021, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
6.  BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt as of July 1, 2022 are as follows:

	As of July 1, 2022	As of March 31, 2022
	(In millions)
5.000% Notes due February 2023	$500	$500
Term Loan due April 2024 - three-month TIBOR plus 0.430%	245	273
4.750% Notes due June 2025	598	598
3.750% Notes due February 2026	689	690
4.875% Notes due June 2029	659	659
4.875% Notes due May 2030	689	690
Euro Term Loans	367	389
3.600% HUF Bonds due December 2031	266	301
India Facilities	79	84
Other	—	31
Debt issuance costs	(17)	(18)
	4,075	4,197
Current portion, net of debt issuance costs	(946)	(949)
Non-current portion	$3,129	$3,248
The weighted-average interest rate for the Company's long-term debt was 4.1% and 4.0% as of July 1, 2022 and March 31, 2022.

Scheduled repayments of the Company's bank borrowings and long-term debt as of July 1, 2022 are as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2023 (1)	$893
2024	53
2025	245
2026	1,288
2027	—
Thereafter	1,613
Total	$4,092
(1)Represents estimated repayments for the remaining fiscal nine-month period ending March 31, 2023.
7.  INTEREST AND OTHER, NET
Interest and other, net for the three-month periods ended July 1, 2022 and July 2, 2021 are primarily composed of the following:

	Three-Month Periods Ended
	July 1, 2022	July 2, 2021
	(In millions)
Interest expenses on debt obligations	$43	$39

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

As of July 1, 2022, the aggregate notional amount of the Company’s outstanding foreign currency derivative contracts was $11.8 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In millions)
Cash Flow Hedges
CNY	3,038	—	$454	$—
HUF	138,710	—	415	—
ILS	352	—	102	—
JPY	33,525	—	300	—
MXN	6,829	—	339	—
MYR	540	94	123	21
Other	N/A	N/A	176	120
			1,909	141
Other Foreign Currency Contracts
BRL	9	867	2	166
CAD	115	68	89	53
CNY	4,598	688	688	102
EUR	3,003	2,838	3,165	2,984
GBP	165	201	201	244
HUF	78,890	67,113	209	178
ILS	376	166	109	48
INR	10,003	—	126	—
MXN	8,137	5,983	404	297
MYR	1,003	343	228	78
SGD	102	55	73	39
Other	N/A	N/A	149	146
			5,443	4,335

Total Notional Contract Value in USD			$7,352	$4,476
As of July 1, 2022, the fair value of the Company’s short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the condensed consolidated statements of operations. As of July 1, 2022 and March 31, 2022, the Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. Deferred loss was $45 million as of July 1, 2022, and is expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations primarily over the next twelve-month period, except for the USD JPY cross currency swap, and the USD HUF cross currency swaps, which are further discussed below.
The Company entered into a USD JPY cross currency swap in April 2019 to hedge the foreign currency risk on the JPY term loan due April 2024, and the fair value of the cross currency swap was included in other current liabilities and other liabilities as of July 1, 2022. Additionally, the Company entered into USD HUF cross currency swaps in December 2021 to hedge the foreign currency risk on the HUF bonds due December 2031, and the fair value of the cross currency swaps was included in other current liabilities and other liabilities as of July 1, 2022. The changes in fair value of both the USD JPY cross currency swap and the USD HUF cross currency swaps are reported in accumulated other comprehensive loss. In addition, corresponding amounts are reclassified out of accumulated other comprehensive loss to interest and other, net to offset the remeasurement of the underlying JPY loan principal and HUF bond principal, which also impact the same line.

The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	July 1, 2022	March 31, 2022	Balance Sheet Location	July 1, 2022	March 31, 2022
	(In millions)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$18	$22	Other current liabilities	$49	$35
Foreign currency contracts	Other assets	$—	$—	Other liabilities	$116	$61

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$26	$21	Other current liabilities	$41	$26
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
9.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	July 1, 2022			July 2, 2021
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Beginning balance	$(66)	$(116)	$(182)	$(42)	$(77)	$(119)
Other comprehensive gain (loss) before reclassifications	(79)	(68)	(147)	12	6	18
Net (gains) losses reclassified from accumulated other comprehensive loss	78	(3)	75	(9)	(1)	(10)
Net current-period other comprehensive gain (loss)	(1)	(71)	(72)	3	5	8
Ending balance	$(67)	$(187)	$(254)	$(39)	$(72)	$(111)
Substantially all unrealized losses and gains relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three-month period ended July 1, 2022 were recognized as a component of cost of sales in the condensed consolidated statement of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges.
10.  TRADE RECEIVABLES SECURITIZATION
The Company sells trade receivables under two asset-backed securitization programs and an accounts receivable factoring program.
Asset-Backed Securitization Programs
The Company sells designated pools of trade receivables under its asset-backed securitization programs (the “ABS Programs”) to affiliated special purpose entities, each of which may in turn sell a fraction of the receivables to unaffiliated financial institutions, based on the Company's requirements. Under these programs, the entire purchase price of sold receivables is paid in cash. The ABS Programs contain guarantees of payment by the special purpose entities, in amounts equal to approximately the net cash proceeds under the programs, and are collateralized by certain receivables held by the special purpose entities. The accounts receivable balances sold under the ABS Programs are removed from the condensed consolidated balance sheets and the cash proceeds received by the Company are included as cash provided by operating activities in the condensed consolidated statements of cash flows.
During the three-month periods ended July 1, 2022 and July 2, 2021, no accounts receivable were sold under the ABS Programs.
Trade Accounts Receivable Sale Programs
The Company also sells accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $0.7 billion and $0.6 billion as of July 1, 2022 and March 31, 2022, respectively. For the three-month periods ended July 1, 2022 and July 2, 2021, total accounts receivable sold to certain third-party banking institutions was approximately $0.8 billion and $0.2 billion, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received was included as cash provided by operating activities in the condensed consolidated statements of cash flows.
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
Level 1 - Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. There were no balances classified as level 1 in the fair value hierarchy as of July 1, 2022 and March 31, 2022.
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
The Company has accrued for contingent consideration in connection with its business acquisitions as applicable, which is measured at fair value based on certain internal models and unobservable inputs. There were no contingent consideration liabilities outstanding as of July 1, 2022 and March 31, 2022.
There were no transfers between levels in the fair value hierarchy during the three-month periods ended July 1, 2022 and July 2, 2021.

Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of July 1, 2022 and March 31, 2022:

	Fair Value Measurements as of July 1, 2022
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$2,142	$—	$2,142
Foreign currency contracts (Note 8)	—	44	—	44
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	35	—	35
Liabilities:
Foreign currency contracts (Note 8)	$—	$(206)	$—	$(206)

	Fair Value Measurements as of March 31, 2022
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$2,285	$—	$2,285
Foreign currency contracts (Note 8)	—	43	—	43
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	39	—	39
Liabilities:				0
Foreign currency contracts (Note 8)	$—	$(122)	$—	$(122)
Other financial instruments
The following table presents the Company’s major debts not carried at fair value:

	As of July 1, 2022		As of March 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In millions)
5.000% Notes due February 2023	$500	$504	$500	$511	Level 1
Term Loan due April 2024 - three-month TIBOR plus 0.430%	245	245	273	273	Level 2
4.750% Notes due June 2025	598	601	598	615	Level 1
3.750% Notes due February 2026	689	659	690	690	Level 1
4.875% Notes due June 2029	659	636	659	687	Level 1
4.875% Notes due May 2030	689	659	690	713	Level 1
Euro Term Loans	367	367	389	389	Level 2
3.600% HUF Bonds due December 2031	266	266	301	301	Level 2
India Facilities	79	79	84	84	Level 2
The Notes due February 2023, June 2025, February 2026, June 2029 and May 2030 are valued based on broker trading prices in active markets.
The Company values its Term Loan due April 2024, India Facilities, Euro Term Loans, and HUF Bonds based on the current market rate, and as of July 1, 2022, the carrying amounts approximate fair values.

12.  COMMITMENTS AND CONTINGENCIES
Litigation and other legal matters
In connection with the matters described below, the Company has accrued for loss contingencies where it believes that losses are probable and estimable. Although it is reasonably possible that actual losses could be in excess of the Company’s accrual, the Company is unable to estimate a reasonably possible loss or range of loss in excess of its accrual, due to various reasons, including, among others, that: (i) the proceedings are in early stages or no claims have been asserted, (ii) specific damages have not been sought in all of these matters, (iii) damages, if asserted, are considered unsupported and/or exaggerated, (iv) there is uncertainty as to the outcome of pending appeals, motions, or settlements, (v) there are significant factual issues to be resolved, and/or (vi) there are novel legal issues or unsettled legal theories presented. Any such excess loss could have a material effect on the Company’s results of operations or cash flows for a particular period or on the Company’s financial condition.
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
From time to time, the Company enters into intellectual property licenses (e.g., patent licenses and software licenses) with third-parties which obligate the Company to report covered behavior to the licensor and pay license fees to the licensor for certain activities or products, or that enable the Company's use of third-party technologies. The Company may also decline to enter into licenses for intellectual property that it does not think is useful for or used in its operations, or for which its customers or suppliers have licenses or have assumed responsibility. Given the diverse and varied nature of its business and the location of its business around the world, certain activities the Company performs, such as providing assembly services in China and India, may fall outside the scope of those licenses or may not be subject to the applicable intellectual property rights. The Company's licensors may disagree and claim royalties are owed for such activities. In addition, the basis (e.g., base price) for any royalty amounts owed are audited by licensors and may be challenged. Some of these disagreements may lead to claims and litigation that might not be resolved in the Company's favor. Additionally, litigation could be lengthy and costly and could materially harm the Company's financial condition regardless of the outcome.
One of the Company's Brazilian subsidiaries has received assessments for certain sales and import taxes. There were originally six tax assessments totaling the updated amount of 374 million Brazilian reals (approximately USD $72 million based on the exchange rate as of July 1, 2022). Five of the assessments are in various stages of the review process at the administrative level; the Company successfully defeated one of the six assessments in September 2019 (totaling approximately the updated amount of 61 million Brazilian reals or USD $12 million); that assessment remains subject to appeal and no tax proceeding has been finalized yet. The Company was unsuccessful at the administrative level for one of the assessments and filed an annulment action in federal court in Brasilia, Brazil on March 23, 2020; the updated value of that assessment is 34 million Brazilian reals (approximately USD $7 million). The Company believes there is no legal basis for any of these assessments and that it has meritorious defenses. The Company will continue to vigorously oppose all of these assessments, as well as any future assessments. The Company does not expect final judicial determination on any of these claims in the next four years.
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
A foreign Tax Authority (“Tax Authority”) has assessed a cumulative total of approximately $167 million in taxes owed for multiple Flex legal entities within its jurisdiction for various fiscal years ranging from fiscal year 2010 through fiscal year 2018.

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
13.  SHARE REPURCHASES
During the three-month period ended July 1, 2022, the Company repurchased 11.3 million shares at an aggregate purchase price of $181 million, and retired all of these shares.
Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $1.0 billion in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Annual General Meeting held on August 4, 2021. As of July 1, 2022, shares in the aggregate amount of $314 million were available to be repurchased under the current plan.
14.  SEGMENT REPORTING
The Company reports its financial performance based on three operating and reportable segments, Flex Agility Solutions, Flex Reliability Solutions and Nextracker and analyzes operating income as the measure of segment profitability. The determination of these segments is based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics.
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include intangible amortization, stock-based compensation, and legal and other. A portion of depreciation is allocated to the respective segments, together with other general corporate research and development and administrative expenses.

Selected financial information by segment is in the table below. Historical information for the first quarter of fiscal year ended March 31, 2022 has been recast to reflect the new operating and reportable segments in the table below and in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Three-Month Periods Ended
	July 1, 2022	July 2, 2021
	(In millions)
Net sales:
Flex Agility Solutions	$3,991	$3,432
Flex Reliability Solutions	2,969	2,582
Nextracker	395	341
Intersegment eliminations	(8)	(13)
	$7,347	$6,342
Segment income and reconciliation of operating income:
Flex Agility Solutions	$171	$137
Flex Reliability Solutions	147	144
Nextracker	30	25
Corporate and Other	(18)	(16)
Total segment income	330	290
Reconciling items:
Intangible amortization	22	15
Stock-based compensation	26	20
Legal and other (1)	10	—
Operating income	$272	$255
(1)Legal and other consists of costs not directly related to core business results and may include matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims and other issues on a global basis as well as acquisition related costs and customer related asset recoveries. During the first quarter of fiscal year 2023, the Company accrued for certain loss contingencies where losses are considered probable and estimable.
Corporate and other primarily includes corporate services costs that are not included in the chief operating decision maker's ("CODM") assessment of the performance of each of the identified reportable segments.
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
15. SUBSEQUENT EVENTS
On July 19, 2022, the Company entered into a new $2.5 billion credit agreement (the "New Credit Facility") which matures in July 2027 and consists of a $2.5 billion revolving credit facility with a sub-limit of $360 million available for swing line loans and a sub-limit of $175 million available for the issuance of letters of credit. The New Credit Facility replaced the previous $2.0 billion credit facility. Under the New Credit Facility, the interest rate margins, commitment fee and letter of credit usage fee are subject to upward or downward adjustments if the Company achieves, or fails to achieve, certain specified sustainability targets with respect to workplace safety and greenhouse gas emissions. Such upward or downward sustainability adjustments may be up to 0.05% per annum in the case of the interest rate margins and letter of credit usage fee and up to 0.01% per annum in the case of the commitment fee.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise specifically stated, references in this report to “Flex,” “the Company,” “we,” “us,” “our” and similar terms mean Flex Ltd., and its subsidiaries.
This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission (the "SEC"). These forward-looking statements are subject to risks and uncertainties, including, without limitation, those risks and uncertainties discussed in this section, as well as any risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

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
We believe that our continued business transformation to improve our portfolio mix is strategically positioning us to take advantage of the long-term, future growth prospects for outsourcing of advanced manufacturing capabilities, design and engineering services and after-market services.
Update on the Impact of COVID-19, Component Shortages and Logistical Constraints on our Business
With the second wave of the global pandemic including follow-on variants of COVID-19, there have been renewed disease control measures being taken to limit the spread including movement bans and shelter-in-place orders. Although not materially impacting our results for the first quarter of fiscal year 2023, most recently, with the lockdowns in China, we experienced temporary plant closures and/or restrictions at certain of our manufacturing facilities in China. We continue to closely monitor the situation in all the locations where we operate. Our priority remains the welfare of our employees. In addition, our end markets continue to be impacted by the global supply chain disruptions. Component shortages and logistical constraints are pervasive across the entire value chain. COVID-19 related restrictions also contributed to a declining workforce, including at ports and warehouses, as well as creating driver shortages around the world. We expect persistent waves of COVID-19 to remain a headwind into the near future. Component shortages and significantly increased logistic costs are also expected to persist at least in the near future as we are continuing to see increasing supply constraints and costs. We continue to carefully monitor potential supply chain disruptions due to ongoing tightness in the overall component environment. Refer to “Risk Factors - The ongoing COVID-19 pandemic has materially and adversely affected our business and results of operations. The duration and extent to which it will continue to adversely impact our business and results of operations remains uncertain and could be material.” and “-- Supply chain disruptions, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, could affect our ability to meet customer demand, lead to higher costs, or result in excess or obsolete inventory. We have been and continue to be adversely affected by supply chain issues, including shortages of required electronic components.” as disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.
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
Other Developments
On April 28, 2021, we announced that we confidentially submitted a draft registration statement on Form S-1 with the SEC relating to the proposed initial public offering of Nextracker's Class A common stock. The initial public offering and its timing are subject to market and other conditions and the SEC’s review process, and there can be no assurance that we will proceed with such offering or any alternative transaction. Refer to "Risk Factors - We are pursuing alternatives for our Nextracker business, including a full or partial separation of the business, through an initial public offering of Nextracker or otherwise, which may not be consummated as or when planned or at all, and may not achieve the intended benefits." as disclosed in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.
On February 1, 2022, we sold Series A Preferred Units representing a 16.7% interest in Nextracker to TPG Rise for an aggregate purchase price of $500 million. The sale of the 16.7% interest in Nextracker reflects an implied value for Nextracker as of the date of the sale of $3.0 billion. See Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 for further information.
This Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2022 does not constitute an offer to sell or a solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

Business Overview
We are one of the world's largest providers of global supply chain solutions, with revenues of $7.3 billion for the three-month period ended July 1, 2022 and $26.0 billion in fiscal year ended March 31, 2022. We have established an extensive network of manufacturing facilities in the world's major consumer and enterprise markets (Asia, the Americas, and Europe) to serve the growing outsourcing needs of both multinational and regional customers. We design, build, ship, and service consumer and enterprise products for our customers through a network of over 100 facilities in approximately 30 countries across four continents. We also provide intelligent, integrated solar tracker and software solutions used in utility-scale and ground-mounted distributed generation solar projects around the world. The following tables set forth the relative percentages and dollar amounts of net sales by region and by country, and net property and equipment by country, based on the location of our manufacturing sites (amounts may not sum due to rounding):

	Three-Month Periods Ended
	July 1, 2022		July 2, 2021
	(In millions)
Net sales by region:
Americas	$3,315	45%	$2,579	41%
Asia	2,517	34%	2,365	37%
Europe	1,515	21%	1,398	22%
	$7,347		$6,342

Net sales by country:
China	$1,584	22%	$1,531	24%
Mexico	1,555	21%	1,221	19%
U.S.	1,216	17%	876	14%
Malaysia	570	8%	411	6%
Brazil	527	7%	464	7%
Hungary	286	4%	352	6%
Other	1,609	21%	1,487	24%
	$7,347		$6,342

	As of		As of
Property and equipment, net:	July 1, 2022		March 31, 2022
	(In millions)
Mexico	$643	30%	$626	29%
U.S.	350	16%	354	17%
China	304	14%	299	14%
Malaysia	123	6%	110	5%
India	120	6%	129	6%
Hungary	116	5%	118	6%
Other	479	23%	489	23%
	$2,135		$2,125
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
We are also subject to other risks as outlined in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Due to the COVID-19 pandemic and the ongoing conflict between Russia and Ukraine, there has been and will continue to be uncertainty and disruption in the global economy and financial markets. We have made estimates and assumptions taking into consideration certain possible impacts due to COVID-19 and the Russian invasion of Ukraine. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from those estimates and assumptions.
Refer to the accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, where we discuss our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales (amounts may not sum due to rounding). The financial information and the discussion below should be read together with the condensed consolidated financial statements and notes thereto included in this document. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

	Three-Month Periods Ended
	July 1, 2022	July 2, 2021
Net sales	100.0%	100.0%
Cost of sales	92.7	92.6
Gross profit	7.3	7.4
Selling, general and administrative expenses	3.3	3.2
Intangible amortization	0.3	0.2
Operating income	3.7	4.0
Interest and other, net	0.5	0.3
Income before income taxes	3.2	3.7
Provision for income taxes	0.5	0.4
Net income	2.7%	3.3%
Net income attributable to redeemable noncontrolling interest	0.1	0.0
Net income attributable to Flex Ltd.	2.6%	3.3%
Net sales
The following table sets forth our net sales by segment, and their relative percentages:

	Three-Month Periods Ended
	July 1, 2022		July 2, 2021
	(In millions)
Net sales:
Flex Agility Solutions	$3,991	54%	$3,432	54%
Flex Reliability Solutions	2,969	41%	2,582	41%
Nextracker	395	5%	341	5%
Intersegment eliminations	(8)	—%	(13)	—%
	$7,347		$6,342
Net sales during the three-month period ended July 1, 2022 totaled $7.3 billion, representing an increase of approximately $1.0 billion, or 16% from $6.3 billion during the three-month period ended July 2, 2021. Net sales for our FAS segment increased approximately $0.6 billion, or 16% from the three-month period ended July 2, 2021, primarily driven by strong year-over-year growth in our CEC business and a low double-digit year-over-year increase in our Lifestyle business due to new ramps, customer expansion, continued recoveries in consumer spending along with some effect from inflation pass-through while overcoming challenges from supply constraints. These increases in FAS were offset by a mid-teen year-over-year decrease in our Consumer Device business due to a planned project completion in fiscal year ended March 31, 2022. Net sales for our FRS segment increased approximately $0.4 billion, or 15% from the three-month period ended July 2, 2021, primarily driven by a strong year-over-year increase in our Industrial business and a mid-teen year-over-year increase in our Automotive business due to strong customer demand and ramps across various end markets coupled with incremental revenues from our Anord Mardix acquisition and the recovery of inflationary costs, despite continued supply constraints. Net sales for our Nextracker segment increased approximately $0.1 billion, or 16% from the three-month period ended July 2, 2021, primarily driven by increased billings directly associated with higher freight and logistics costs.
Net sales increased across all regions with a $0.7 billion increase to $3.3 billion in the Americas, a $0.2 billion increase to $2.5 billion in Asia, and a $0.1 billion increase to $1.5 billion in Europe.

Our ten largest customers during the three-month periods ended July 1, 2022 and July 2, 2021 accounted for approximately 35% of net sales, respectively. No customer accounted for more than 10% of net sales during the three-month periods ended July 1, 2022 or July 2, 2021.
Cost of sales
Cost of sales is affected by a number of factors, including the number and size of new manufacturing programs, product mix, labor cost fluctuations by region, component costs and availability and capacity utilization.
Cost of sales during the three-month period ended July 1, 2022 totaled $6.8 billion, representing an increase of approximately $0.9 billion, or 16% from $5.9 billion during the three-month period ended July 2, 2021. The higher cost of sales for the three-month period ended July 1, 2022 was primarily driven by increased consolidated sales of $1.0 billion. Cost of sales in FAS for the three-month period ended July 1, 2022 increased approximately $0.5 billion, or 16% from the three-month period ended July 2, 2021, which is aligned with the overall 16% increase in FAS revenue during the same period primarily as a result of higher revenue in our CEC and Lifestyle businesses. Cost of sales in FRS for the three-month period ended July 1, 2022 increased $0.4 billion, or 16% from the three-month period ended July 2, 2021, which is relatively in line with the overall 15% increase in FRS revenue during the same period, primarily as a result of higher revenue in our Industrial and Automotive businesses. Cost of sales in our Nextracker segment for the three-month period ended July 1, 2022 increased approximately $45 million, or 15% from the three-month period ended July 2, 2021, which is aligned with the 16% increase in Nextracker revenue during the same period.
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
Gross profit during the three-month period ended July 1, 2022 increased $64 million to $0.5 billion, or 7.3% of net sales, from $0.5 billion, or 7.4% of net sales, during the three-month period ended July 2, 2021. Gross margin declined 10 basis points during the current period primarily due to the pass-through effect of inflationary cost recoveries in the three-month period ended July 1, 2022 along with continued pressure on margin from component shortages.
Segment income
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include intangible amortization, stock-based compensation, and legal and other. A portion of depreciation is allocated to the respective segments, together with other general corporate research and development and administrative expenses.
The following table sets forth segment income and margins. Segment margins in the table below may not recalculate exactly due to rounding and are calculated based on unrounded numbers.

	Three-Month Periods Ended
	July 1, 2022		July 2, 2021
	(In millions)
Segment income:
Flex Agility Solutions	$171	4.3%	$137	4.0%
Flex Reliability Solutions	147	5.0%	144	5.6%
Nextracker	30	7.6%	25	7.4%
FAS segment margin increased 30 basis points, to 4.3% for the three-month period ended July 1, 2022, from 4.0% for the three-month period ended July 2, 2021. The margin increase was driven by strong execution against new project ramps and product mix, partially offset by the elevated costs due to component shortages and logistics constraints and the effect of certain inflation pass-through recoveries.

FRS segment margin decreased approximately 60 basis points, to 5.0% for the three-month period ended July 1, 2022, from 5.6% for the three-month period ended July 2, 2021. The margin decrease in FRS was primarily driven by component shortages related production disruptions in our Automotive business, as well as inflationary cost pressures impacting our Automotive and Health Solutions businesses during the three-month period ended July 1, 2022.
Nextracker segment margin increased approximately 20 basis points, to 7.6% for the three-month period ended July 1, 2022, from 7.4% for the three-month period ended July 2, 2021. The margin increase was driven by improved cost controls and better cost absorption with increased revenue.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) was $0.2 billion, or 3.3% of net sales, during the three-month period ended July 1, 2022, increasing $40 million from $0.2 billion, or 3.2% of net sales, during the three-month period ended July 2, 2021, which reflects our enhanced cost control efforts to support higher revenue growth while keeping our SG&A expenses relatively flat.
Intangible amortization
Amortization of intangible assets increased to $22 million during the three-month period ended July 1, 2022, from $15 million for the three-month period ended July 2, 2021, primarily due to amortization expense related to new intangible assets from the Anord Mardix acquisition completed in December 2021.
Interest and other, net
Interest and other, net was $40 million during the three-month period ended July 1, 2022 compared to $22 million during the three-month period ended July 2, 2021, primarily driven by a lower gain from equity in earnings recognized for certain of our non-core equity method investments, coupled with higher interest expense compared to the prior year period.
Income taxes
Certain of our subsidiaries, at various times, have been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to note 15, “Income Taxes” of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 for further discussion.
The consolidated effective tax rate was 16% and 12% for the three-month periods ended July 1, 2022 and July 2, 2021, respectively. The effective rate varies from the Singapore statutory rate of 17% as a result of recognition of earnings in different jurisdictions (we generate most of our revenues and profits from operations outside of Singapore), operating loss carryforwards, income tax credits, release of previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effect of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, the Netherlands and Israel. The effective tax rate for the three-month period ended July 1, 2022 is higher than the effective tax rate for the three-month period ended July 2, 2021, due to the changing jurisdictional mix of income and the negative foreign exchange impacts on material tax balances.

LIQUIDITY AND CAPITAL RESOURCES
In response to the recent challenging environment following the COVID-19 pandemic, we continuously evaluate our ability to meet our obligations over the next 12 months and have proactively reset our capital structure during these times to improve maturities and liquidity. As a result, we expect that our current financial condition, including our liquidity sources are adequate to fund current and future commitments. As of July 1, 2022, we had cash and cash equivalents of approximately $2.6 billion and bank and other borrowings of approximately $4.1 billion. As of July 1, 2022, we had a $2.0 billion revolving credit facility that was due to mature in January 2026, under which we had no borrowings outstanding as of July 1, 2022. As of July 1, 2022, we were in compliance with the covenants under all of our credit facilities and indentures. On July 19, 2022, we entered into a new $2.5 billion credit agreement (the "New Credit Facility") which matures in July 2027 and consists of a $2.5 billion revolving credit facility with a sub-limit of $360 million available for swing line loans and a sub-limit of $175 million available for the issuance of letters of credit. The New Credit Facility replaced the previous $2.0 billion credit facility noted above. Under the New Credit Facility, the interest rate margins, commitment fee and letter of credit usage fee are subject to upward or downward adjustments if we achieve, or fail to achieve, certain specified sustainability targets with respect to workplace safety and greenhouse gas emissions. Such upward or downward sustainability adjustments may be up to 0.05% per annum in the case of the interest rate margins and letter of credit usage fee and up to 0.01% per annum in the case of the commitment fee.

Cash provided by operating activities was $38 million during the three-month period ended July 1, 2022, primarily driven by $0.2 billion of net income for the period plus $0.2 billion of non-cash charges such as depreciation, amortization, and stock-based compensation offset by changes in net working capital as discussed below.
We believe net working capital ("NWC") and net working capital as a percentage of annualized net sales are key metrics that measure our liquidity. Net working capital is calculated as current quarter accounts receivable, net of allowance for doubtful accounts, plus inventories and contract assets, less accounts payable. Net working capital increased $0.6 billion to $4.8 billion as of July 1, 2022, from $4.2 billion as of March 31, 2022. This increase is primarily driven by a $0.7 billion increase in inventories due to strong demand, coupled with continued component shortages, clear-to build constraints and logistics challenges driving up buffer stock and inventory pricing, and a $0.4 billion increase in net receivables, offset by a $0.4 billion increase in accounts payable due to increased inventory purchases. Our current quarter net working capital as a percentage of annualized net sales for the quarter ended July 1, 2022, increased to 16.5% from 15.4% of annualized net sales for the quarter ended March 31, 2022 due to component shortages and logistics constraints. We continue to experience component shortages in the supply chain and logistical constraints, and although we are actively managing these impacts, we expect continued working capital pressure in the near future. We expect it will take additional time to adequately drive down our inventory levels to align with the current demand environment. We are proactively working with our partners to rebalance safety and buffer stock requirements and we have an established enterprise-wide cross-functional initiative resetting our load planning. In addition, we are pursuing alternative resources using inclusive hybrid solutions to minimize transit times and implementing operational efficiencies. Component shortages and significantly increased logistic costs are also expected to persist at least in the near future as we are continuing to see increasing supply constraints and costs. We are working diligently with our partners to secure needed parts and fulfill demand. In addition, to the extent possible, we have collaborated with our customers for working capital advances to offset the required investment in inventory. Advances from customers as of July 1, 2022 increased $0.4 billion to $1.8 billion from $1.4 billion as of March 31, 2022.
Cash used in investing activities was $0.1 billion during the three-month period ended July 1, 2022. This was primarily driven by $0.1 billion of net capital expenditures for property and equipment to continue expanding capabilities and capacity in support of our expanding Automotive, Lifestyle, Health Solutions, and Industrial businesses.
We believe adjusted free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our adjusted free cash flow is defined as cash from operations, less net purchases of property and equipment in order to present adjusted cash flows on a consistent basis for investor transparency. Our adjusted free cash flows for the three-month period ended July 1, 2022 and July 2, 2021 was an outflow of $0.1 billion and an inflow of $0.2 billion, respectively. Adjusted free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Adjusted free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Adjusted free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Three-Month Periods Ended
	July 1, 2022	July 2, 2021
	(In millions)
Net cash provided by operating activities	$38	$334
Purchases of property and equipment	(107)	(118)
Proceeds from the disposition of property and equipment	16	3
Adjusted free cash flow	$(53)	$219
Cash used by financing activities was $0.2 billion during the three-month period ended July 1, 2022, which was primarily driven by $0.2 billion of cash paid for the repurchase of our ordinary shares.
Our cash balances are generated and held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months. As of July 1, 2022 and March 31, 2022, approximately 32% and 34%, respectively, of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $1.6 billion as of March 31, 2022). Repatriation could result in an additional income tax payment; however, for the majority of our foreign entities, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.
Future liquidity needs will depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, and the levels of shipments and changes in the volumes of customer orders.
We maintain global paying services agreements with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers who elect to participate in the program. The agreements allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. The cumulative payments due to suppliers participating in the programs amounted to approximately $0.4 billion and $0.3 billion for the three-month periods ended July 1, 2022 and July 2, 2021, respectively. Pursuant to their agreement with one of the financial institutions, certain suppliers may elect to be paid early at their discretion. We are not always notified when our suppliers sell receivables under these programs. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.
In addition, we maintain various uncommitted short-term financing facilities including but not limited to a commercial paper program, and a revolving sale and repurchase of subordinated notes established under the securitization facility, under which there were no borrowings outstanding as of July 1, 2022.
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
Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $1 billion in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 4, 2021. During the three-month period ended July 1, 2022, we paid $0.2 billion to repurchase shares under the current and prior repurchase plans at an average price of $15.99 per share. As of July 1, 2022, shares in the aggregate amount of $0.3 billion were available to be repurchased under the current plan.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2022.
There were no material changes in our contractual obligations and commitments as of July 1, 2022.
On July 19, 2022, we entered into a new $2.5 billion credit facility which matures in July 2027, replacing our previous $2.0 billion credit facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the three-month period ended July 1, 2022 as compared to the fiscal year ended March 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of July 1, 2022. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of July 1, 2022, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our quarter ended July 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We have not experienced any material impact to our internal control over financial reporting despite the fact that many of our employees involved in internal control over financial reporting are working remotely for their health and safety during the COVID-19 pandemic. We are continually monitoring and assessing the potential impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For a description of our material legal proceedings, see note 12 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our ordinary shares made by us for the period from April 1, 2022 through July 1, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 - May 6, 2022	1,405,800	$17.06	1,405,800	$471,607,998
May 7, 2022 - June 3, 2022	4,584,871	$16.28	4,584,871	$396,948,253
June 4, 2022 - July 1, 2022	5,333,300	$15.47	5,333,300	$314,464,121
Total	11,323,971		11,323,971
(1)During the period from April 1, 2022 through July 1, 2022, all purchases were made pursuant to the programs discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)On August 4, 2021, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $1.0 billion. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of July 1, 2022, shares in the aggregate amount of $314 million were available to be repurchased under the current plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.01	Description of Annual Incentive Bonus Plan for Fiscal Year 2023					X
10.02	Summary of Compensation Arrangements of Certain Executive Officers of Flex Ltd.					X
10.03	Form of Restricted Share Unit Award Agreement under the Amended and Restated Flex Ltd. 2017 Equity Incentive Plan for performance-based vesting awards (FY23)					X
15.01	Letter in lieu of consent of Deloitte & Touche LLP					X
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

FLEX LTD.
(Registrant)

/s/ REVATHI ADVAITHI
Revathi Advaithi
Chief Executive Officer
(Principal Executive Officer)

Date:	July 29, 2022
/s/ PAUL R. LUNDSTROM
Paul R. Lundstrom
Chief Financial Officer
(Principal Financial Officer)

Date:	July 29, 2022