Form 10-Q
period 2022-09-30
FLEX LTD.
filed 2022-10-31
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

The number of shares of the registrant’s ordinary shares outstanding as of October 21, 2022 was 452,783,958.

FLEX LTD.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flex Ltd., Singapore

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Flex Ltd. and its subsidiaries (the “Company”) as of September 30, 2022, the related condensed consolidated statements of operations, comprehensive income, and redeemable noncontrolling interest and shareholders’ equity for the three-month and six-month periods ended September 30, 2022 and October 1, 2021, the condensed consolidated statements of cash flows for the six-month periods ended September 30, 2022 and October 1, 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
October 28, 2022

FLEX LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 30, 2022	As of March 31, 2022
	(In millions, except share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,453	$2,964
Accounts receivable, net of allowance of $8 and $56, respectively	3,956	3,371
Contract assets	531	519
Inventories	7,726	6,580
Other current assets	964	903
Total current assets	15,630	14,337
Property and equipment, net	2,201	2,125
Operating lease right-of-use assets, net	596	637
Goodwill	1,325	1,342
Other intangible assets, net	328	411
Other assets	543	473
Total assets	$20,623	$19,325

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$916	$949
Accounts payable	6,818	6,254
Accrued payroll	479	470
Deferred revenue and customer working capital advances	2,700	2,002
Other current liabilities	1,233	1,036
Total current liabilities	12,146	10,711
Long-term debt, net of current portion	3,081	3,248
Operating lease liabilities, non-current	495	551
Other liabilities	631	608
Total liabilities	16,353	15,118
Redeemable noncontrolling interest	90	78
Shareholders’ equity
Ordinary shares, no par value; 1,500,000,000 authorized, 503,876,758 and 510,799,667 issued, and 453,637,403 and 460,560,312 outstanding, respectively	5,852	6,052
Treasury stock, at cost; 50,239,355 shares as of September 30, 2022 and March 31, 2022	(388)	(388)
Accumulated deficit	(932)	(1,353)
Accumulated other comprehensive loss	(352)	(182)
Total shareholders’ equity	4,180	4,129
Total liabilities, redeemable noncontrolling interest, and shareholders' equity	$20,623	$19,325
The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Six-Month Periods Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(In millions, except per share amounts) (Unaudited)
Net sales	$7,766	$6,229	$15,113	$12,571
Cost of sales	7,175	5,755	13,987	11,625
Restructuring charges	—	9	—	9
Gross profit	591	465	1,126	937
Selling, general and administrative expenses	245	213	486	414
Intangible amortization	21	15	43	30
Operating income	325	237	597	493
Interest and other, net	53	(134)	93	(111)
Income before income taxes	272	371	504	604
Provision for income taxes	34	35	71	62
Net income	238	336	433	542
Net income attributable to redeemable noncontrolling interest	6	—	12	—
Net income attributable to Flex Ltd.	$232	$336	$421	$542

Earnings per share attributable to the shareholders of Flex Ltd.:
Basic	$0.51	$0.70	$0.92	$1.11
Diluted	$0.50	$0.69	$0.91	$1.10
Weighted-average shares used in computing per share amounts:
Basic	455	482	457	487
Diluted	460	487	464	493

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended		Six-Month Periods Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(In millions) (Unaudited)
Net income	$238	$336	$433	$542
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(92)	(16)	(163)	(11)
Unrealized loss on derivative instruments and other, net of tax	(6)	(10)	(7)	(7)
Comprehensive income	$140	$310	$263	$524
Comprehensive income attributable to redeemable noncontrolling interest	6	—	12	—
Comprehensive income attributable to Flex Ltd.	$134	$310	$251	$524

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY

	Redeemable Noncontrolling Interest	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Three Months Ended September 30, 2022	Amount	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Loss on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
		(In millions) Unaudited
BALANCE AT JULY 1, 2022	$84	458	$5,509	$(1,164)	$(67)	$(187)	$(254)	$4,091
Repurchase of Flex Ltd. ordinary shares at cost	—	(4)	(72)	—	—	—	—	(72)
Net income	6	—	—	232	—	—	—	232
Stock-based compensation	—	—	27	—	—	—	—	27
Total other comprehensive loss	—	—	—	—	(6)	(92)	(98)	(98)
BALANCE AT SEPTEMBER 30, 2022	$90	454	$5,464	$(932)	$(73)	$(279)	$(352)	$4,180

	Redeemable Noncontrolling Interest	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Six Months Ended September 30, 2022	Amount	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Loss on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
		(In millions) Unaudited
BALANCE AT MARCH 31, 2022	$78	461	$5,664	$(1,353)	$(66)	$(116)	$(182)	$4,129
Repurchase of Flex Ltd. ordinary shares at cost	—	(15)	(253)	—	—	—	—	(253)
Issuance of Flex Ltd. vested shares under restricted share unit awards	—	8	—	—	—	—	—	—
Net income	12	—	—	421	—	—	—	421
Stock-based compensation	—	—	53	—	—	—	—	53
Total other comprehensive loss	—	—	—	—	(7)	(163)	(170)	(170)
BALANCE AT SEPTEMBER 30, 2022	$90	454	$5,464	$(932)	$(73)	$(279)	$(352)	$4,180

	Redeemable Noncontrolling Interest	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Three Months Ended October 1, 2021	Amount	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Loss on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
		(In millions) Unaudited
BALANCE AT JULY 2, 2021	$—	489	$5,702	$(2,083)	$(39)	$(72)	$(111)	$3,508
Repurchase of Flex Ltd. ordinary shares at cost	—	(18)	(328)	—	—	—	—	(328)
Net income	—	—	—	336	—	—	—	336
Stock-based compensation	—	—	24	—	—	—	—	24
Total other comprehensive loss	—	—	—	—	(10)	(16)	(26)	(26)
BALANCE AT OCTOBER 1, 2021	$—	471	$5,398	$(1,747)	$(49)	$(88)	$(137)	$3,514

	Redeemable Noncontrolling Interest	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Six Months Ended October 1, 2021	Amount	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Loss on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
		(In millions) Unaudited
BALANCE AT MARCH 31, 2021	$—	492	$5,844	$(2,289)	$(42)	$(77)	$(119)	$3,436
Repurchase of Flex Ltd. ordinary shares at cost	—	(27)	(490)	—	—	—	—	(490)
Exercise of stock options	—	1	—	—	—	—	—	—
Issuance of Flex Ltd. vested shares under restricted share unit awards	—	5	—	—	—	—	—	—
Net income	—	—	—	542	—	—	—	542
Stock-based compensation	—	—	44	—	—	—	—	44
Total other comprehensive loss	—	—	—	—	(7)	(11)	(18)	(18)
BALANCE AT OCTOBER 1, 2021	$—	471	$5,398	$(1,747)	$(49)	$(88)	$(137)	$3,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Periods Ended
	September 30, 2022	October 1, 2021
	(In millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$433	$542
Depreciation, amortization and other impairment charges	247	236
Changes in working capital and other, net	(539)	(264)
Net cash provided by operating activities	141	514
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(296)	(210)
Proceeds from the disposition of property and equipment	18	5
Acquisition of businesses, net of cash acquired	4	—
Other investing activities, net	3	2
Net cash used in investing activities	(271)	(203)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	—	20
Repayments of bank borrowings and long-term debt	(39)	(9)
Payments for repurchases of ordinary shares	(253)	(490)
Other financing activities, net	(4)	(8)
Net cash used in financing activities	(296)	(487)
Effect of exchange rates on cash and cash equivalents	(85)	(3)
Net decrease in cash and cash equivalents	(511)	(179)
Cash and cash equivalents, beginning of period	2,964	2,637
Cash and cash equivalents, end of period	$2,453	$2,458

Non-cash investing activities:
Unpaid purchases of property and equipment	$181	$122
Right-of-use assets obtained in exchange of operating lease liabilities	56	28

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2022 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and six-month periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2023. Certain prior period amounts in the condensed consolidated financial statements, as well as in the Notes thereto, have been reclassified to conform to the current presentation.
The first quarters for fiscal years 2023 and 2022 ended on July 1, 2022, which is comprised of 92 days in the period, and July 2, 2021, which is comprised of 93 days in the period, respectively. The second quarters for fiscal years 2023 and 2022 ended on September 30, 2022 and October 1, 2021, respectively, which are comprised of 91 days in both periods.
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
Recently Issued Accounting Pronouncement
In September 2022, the FASB issued ASU 2022-04 "Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations", which requires a buyer in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. To achieve that objective, the buyer should disclose qualitative and quantitative information about its supplier finance programs. The amendments in this update do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance program. The guidance is effective for the Company beginning in the first quarter of fiscal year 2024, except for the amendment on rollforward information which is effective in fiscal year 2025, with early adoption permitted. The Company expects the new guidance will have an immaterial impact on its condensed consolidated financial statements, and intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2024.

2.  BALANCE SHEET ITEMS
Inventories
The components of inventories, net of applicable lower of cost and net realizable value write-downs, were as follows:

	As of September 30, 2022	As of March 31, 2022
	(In millions)
Raw materials	$6,196	$5,290
Work-in-progress	737	602
Finished goods	793	688
	$7,726	$6,580

Goodwill and Other Intangible Assets
During the six-month period ended September 30, 2022, there was no material activity in the Company's goodwill account for each of its reportable segments, other than foreign currency translation adjustments of $15 million, which primarily impacted its FRS segment.
The components of acquired intangible assets are as follows:

	As of September 30, 2022			As of March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets:
Customer-related intangibles	$349	$(168)	$181	$385	$(157)	$228
Licenses and other intangibles	270	(123)	147	319	(136)	183
Total	$619	$(291)	$328	$704	$(293)	$411
The gross carrying amounts of intangible assets are removed when fully amortized.
The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2023 (1)	$38
2024	64
2025	58
2026	39
2027	33
Thereafter	96
Total amortization expense	$328
____________________________________________________________
(1)Represents estimated amortization for the remaining fiscal six-month period ending March 31, 2023.
Customer Working Capital Advances
Customer working capital advances were $2.0 billion and $1.4 billion, as of September 30, 2022 and March 31, 2022, respectively. The customer working capital advances are not interest-bearing, do not generally have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production.
Other Current Liabilities
Other current liabilities include customer-related accruals of $236 million and $227 million as of September 30, 2022 and March 31, 2022, respectively.
Redeemable Noncontrolling Interest
As a result of the sale by a subsidiary of the Company of redeemable preferred units (“Series A Preferred Units”), representing a 16.67% interest in the Company's subsidiary, Nextracker LLC ("Nextracker"), to TPG Rise Flash, L.P. ("TPG Rise") on February 1, 2022, the Company recognized approximately $6 million and $12 million of a payable-in-kind dividend due to TPG Rise during the three and six-month periods ended September 30, 2022, respectively, based on a dividend rate of 5% per annum.
At TPG Rise’s election, the Company is required to purchase all of the outstanding Series A Preferred Units at their liquidation preference, which shall include all contributed but unreturned capital plus accrued but unpaid dividends, at the earlier of certain change in control events and February 1, 2028. Additionally, if Nextracker has not completed a qualified initial public offering (a "Qualified Public Offering") prior to February 1, 2027, then TPG Rise may cause the Company to purchase all of the outstanding Series A Preferred Units at their fair market value. The Company has determined that a Qualified Public Offering is likely and that the change in control is not probable as of September 30, 2022 and, as such, it is not probable that the noncontrolling interest will become redeemable.

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
A contract liability is recognized when the Company receives payments in advance of the satisfaction of performance. Contract liabilities, identified as deferred revenue, were $792 million and $704 million as of September 30, 2022 and March 31, 2022, respectively, of which $731 million and $615 million, respectively, is included in deferred revenue and customer working capital advances under current liabilities.
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated based on timing of transfer, point in time or over time, for the three and six-month periods ended September 30, 2022 and October 1, 2021, respectively. Historical information for the first and second quarters of the fiscal year ended March 31, 2022 have been recast to reflect the new operating and reportable segments in the table below.

	Three-Month Periods Ended		Six-Month Periods Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Timing of Transfer	(In millions)
FAS
Point in time	$3,787	$3,250	$7,566	$6,498
Over time	217	187	429	371
Total	4,004	3,437	7,995	6,869
FRS
Point in time	3,110	2,308	5,900	4,715
Over time	189	157	368	332
Total	3,299	2,465	6,268	5,047
Nextracker
Point in time	10	12	33	21
Over time	463	327	835	659
Total	473	339	868	680
Intersegment eliminations
Point in time	(10)	(12)	(18)	(25)
Over time	—	—	—	—
Total	(10)	(12)	(18)	(25)
Flex
Point in time	6,897	5,558	13,481	11,209
Over time	869	671	1,632	1,362
Total	$7,766	$6,229	$15,113	$12,571

4.  SHARE-BASED COMPENSATION
The Company's primary plan used for granting equity compensation awards is the 2017 Equity Incentive Plan (the "2017 Plan").
The following table summarizes the Company’s share-based compensation expense:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(In millions)
Cost of sales	$7	$6	$14	$11
Selling, general and administrative expenses	20	18	39	33
Total share-based compensation expense	$27	$24	$53	$44
Total number of options outstanding and exercisable were immaterial as of September 30, 2022. All options have been fully expensed as of September 30, 2022.
During the six-month period ended September 30, 2022, the Company granted 5.7 million unvested restricted share unit ("RSU") awards. Of this amount, approximately 4.7 million are plain-vanilla unvested RSU awards that vest over a period of three years, with no performance or market conditions, and with an average grant date price of $16.50 per award. In addition, approximately 0.5 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain performance conditions, and with an average grant date price of $16.68 per award. The number of shares contingent on performance conditions that ultimately will vest will range from zero up to a maximum of approximately 1.0 million based on a measurement of the Company's adjusted earnings per share growth over certain specified periods, and will cliff vest after a period of three years, to the extent such performance conditions have been met. Further, approximately 0.5 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions. The average grant date fair value of these awards contingent on certain market conditions was estimated to be $23.45 per award and was calculated using a Monte Carlo simulation. The number of shares contingent on market conditions that ultimately will vest will range from zero up to a maximum of approximately 1.0 million based on a measurement of the percentile rank of the Company’s total shareholder return over certain specified periods against the Company's peer companies, and will cliff vest after a period of three years, to the extent such market conditions have been met.
As of September 30, 2022, approximately 14.8 million unvested RSU awards under all plans were outstanding, of which vesting for a targeted amount of 2.1 million shares is contingent on meeting certain market conditions, and vesting for a targeted amount of 0.9 million shares is contingent on meeting certain performance conditions. The number of shares tied to market conditions that will ultimately be issued can range from zero to 4.2 million based on the achievement levels. The number of shares tied to performance conditions that will ultimately be issued can range from zero to 1.8 million based on the achievement levels. During the six-month period ended September 30, 2022, 2.4 million shares vested in connection with the awards with market conditions granted in fiscal year 2020.
As of September 30, 2022, total unrecognized compensation expense related to unvested RSU awards under all plans, not including the 2022 Nextracker plan below, was approximately $186 million, and will be recognized over a weighted-average remaining vesting period of 2.2 years.
During the first half of fiscal year 2023, Nextracker granted 11.8 million equity-based compensation awards, which included approximately 5.9 million unit options, 4.5 million RSU awards and 1.4 million performance-based restricted share unit awards (“PSU”) to its employees under the First Amended and Restated 2022 Nextracker LLC Equity Incentive Plan (the “2022 Nextracker Plan”). Vesting for the awards granted under the 2022 Nextracker Plan is contingent upon continued employee service and certain performance conditions, including a liquidity event such as the occurrence of an initial public offering or the sale of Nextracker.
Total unrecognized compensation expense related to unvested awards under the 2022 Nextracker Plan was approximately $55 million, which is expected to be recognized over a weighted-average period of approximately 3 years. No expense was recognized for equity-based compensation awards granted under the 2022 Nextracker Plan for the six-month period ended September 30, 2022 as there was no occurrence of a liquidity event. Nextracker will record cumulative stock-based compensation expense related to these awards in the period when its liquidity event is completed for the portion of the awards for which the relevant service condition has been satisfied with the remaining expense recognized over the remaining service period.

5.  EARNINGS PER SHARE
The following table reflects basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share attributable to the shareholders of Flex:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(In millions, except per share amounts)
Basic earnings per share attributable to the shareholders of Flex Ltd.
Net income	$238	$336	$433	$542
Net income attributable to redeemable noncontrolling interest	6	—	12	—
Net income attributable to Flex Ltd.	$232	$336	$421	$542
Shares used in computation:
Weighted-average ordinary shares outstanding	455	482	457	487
Basic earnings per share	$0.51	$0.70	$0.92	$1.11

Diluted earnings per share attributable to the shareholders of Flex Ltd.
Net income	$238	$336	$433	$542
Net income attributable to redeemable noncontrolling interest	6	—	12	—
Net income attributable to Flex Ltd.	$232	$336	$421	$542
Shares used in computation:
Weighted-average ordinary shares outstanding	455	482	457	487
Weighted-average ordinary share equivalents from RSU awards (1)	5	5	7	6
Weighted-average ordinary shares and ordinary share equivalents outstanding	460	487	464	493
Diluted earnings per share	$0.50	$0.69	$0.91	$1.10
____________________________________________________________
(1)An immaterial amount of RSU awards and 3.4 million RSU awards for the three and six-month periods ended September 30, 2022, respectively, and an immaterial amount of RSU awards for the three and six-month periods ended October 1, 2021, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

6.  BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt as of September 30, 2022 are as follows:

	As of September 30, 2022	As of March 31, 2022
	(In millions)
5.000% Notes due February 2023	$500	$500
Term Loan due April 2024 - three-month TIBOR plus 0.446%	232	273
4.750% Notes due June 2025	598	598
3.750% Notes due February 2026	688	690
4.875% Notes due June 2029	659	659
4.875% Notes due May 2030	688	690
Euro Term Loans	337	389
3.600% HUF Bonds due December 2031	232	301
India Facilities	79	84
Other	—	31
Debt issuance costs	(16)	(18)
	3,997	4,197
Current portion, net of debt issuance costs	(916)	(949)
Non-current portion	$3,081	$3,248
The weighted-average interest rate for the Company's long-term debt was 4.2% and 4.0% as of September 30, 2022 and March 31, 2022, respectively.
Scheduled repayments of the Company's bank borrowings and long-term debt as of September 30, 2022 are as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2023 (1)	$863
2024	53
2025	232
2026	1,287
2027	—
Thereafter	1,578
Total	$4,013
(1)Represents estimated repayments for the remaining fiscal six-month period ending March 31, 2023.
The 2027 Credit Facility
In July 2022, the Company entered into a new $2.5 billion credit agreement which matures in July 2027 (the "2027 Credit Facility") and consists of a $2.5 billion revolving credit facility with a sub-limit of $360 million available for swing line loans, and a sub-limit of $175 million available for the issuance of letters of credit. The 2027 Credit Facility replaced the previous $2.0 billion revolving credit facility, which was due to mature in January 2026.
Borrowings under the 2027 Credit Facility bear interest, at the Company’s option, either at (i) the Base Rate, which is defined as the greatest of (a) the Administrative Agent’s prime rate, (b) the federal funds effective rate, plus 0.50% and (c) the Term Secured Overnight Financing Rate (Term SOFR) rate plus 1.0%; plus, in the case of each of clauses (a) through (c), an applicable margin ranging from 0.125% to 0.750% per annum, based on the Company’s credit ratings or (ii) Term SOFR (or (x) the “Alternative Currency Term Rate”, which is defined as, depending on the applicable currency at issue, either the Euro Interbank Offered Rate, Tokyo Interbank Offer Rate, or such other term rate per annum as designated with respect to such alternative currency or (y) the “Alternative Currency Daily Rate”, which is defined as, in the case of Sterling, the rate per annum equal to Sterling Overnight Index Average, and for any other alternative currency, such other term rate per annum as designated with respect to such alternative currency) plus the applicable margin for Term SOFR rate (or the Alternative Currency Term Rate) loans ranging between 1.125% and 1.750% per annum, based on the Company’s credit ratings, plus an adjustment for Term SOFR loans of 0.10% per annum and an adjustment for Sterling Overnight Index Average loans of 0.0326% per annum. Interest on the outstanding borrowings is payable, (i) in the case of borrowings at the Base Rate, on the last business day of March, June, September and December of each calendar year and the maturity date, (ii) in the case of borrowings at the Term SOFR rate (or the Alternative Currency Term Rate), on the last day of the applicable interest period selected by the Company, which date shall be no later than the last day of every third month and the maturity date and (iii) in the case of borrowings at the Alternative Currency Daily Rate, on the last day of each calendar month and the maturity date. The Company is required to pay a quarterly commitment fee on the unutilized portion of the revolving credit commitments under the 2027 Credit Facility ranging from 0.125% to 0.275% per annum, based on the Company’s credit ratings. The Company is also required to pay letter of credit usage fees ranging from 1.125% to 1.750% per annum (based on the Company’s credit ratings) on the amount of the daily average outstanding letters of credit and a fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit.
Under the 2027 Credit Facility, the interest rate margins, commitment fee and letter of credit usage fee are subject to upward or downward adjustments if the Company achieves, or fails to achieve, certain specified sustainability targets with respect to workplace safety and greenhouse gas emissions. Such upward or downward sustainability adjustments may be up to 0.05% per annum in the case of the interest rate margins and letter of credit usage fee and up to 0.01% per annum in the case of the commitment fee.
Delayed Draw Term Loan
In September 2022, the Company entered into a $450 million delayed draw term loan credit agreement. Borrowings under the delayed draw term loan may be used for working capital, capital expenditures, refinancing of current debt, and other general corporate purposes. The delayed draw term loan is available to be drawn through November 30, 2022. All borrowings under the delayed draw term loan will become due on the date that is 364 days after the initial borrowing. Interest is based on either (a) a Term SOFR-based formula plus a margin of 100.0 basis points to 162.5 basis points, depending on the Company’s credit ratings, or (b) a Base Rate formula plus a margin of 0.0 basis point to 62.5 basis points, depending on the Company's credit ratings.
The 2027 Credit Facility and delayed draw term loan are unsecured, and contain customary restrictions on the ability of the Company and its subsidiaries to (i) incur certain debt, (ii) make certain acquisitions of other entities, (iii) incur liens, (iv) dispose of assets, and (v) engage in transactions with affiliates. These covenants are subject to a number of significant exceptions and limitations. The 2027 Credit Facility and delayed draw term loan agreement also require that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio. As of September 30, 2022, the Company had no borrowings outstanding and was in compliance with the covenants under the 2027 Credit Facility and delayed draw term loan agreement.

7.  INTEREST AND OTHER, NET
Interest and other, net for the three and six-month periods ended September 30, 2022 and October 1, 2021 are primarily composed of the following:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(In millions)
Interest expenses on debt obligations	$44	$37	$87	$75
Brazil tax credit (1)	—	(149)	—	(149)
____________________________________________________________
(1)In the second quarter of fiscal year 2022, the Company recognized a $149 million gain related to the Brazilian tax authority's approval of certain tax credits (Credit Habilitation).

8.  FINANCIAL INSTRUMENTS
Foreign Currency Contracts
The Company enters into short-term and long-term foreign currency derivative contracts, including forward, swap, and options contracts, to hedge only those currency exposures associated with certain assets and liabilities, primarily accounts receivable, accounts payable, debt, and cash flows denominated in non-functional currencies. Gains and losses on the Company's derivative contracts are designed to offset losses and gains on the assets, liabilities and transactions hedged, and accordingly, generally do not subject the Company to risk of significant accounting losses. The Company hedges committed exposures and does not engage in speculative transactions. The credit risk of these derivative contracts is minimized since the contracts are with large financial institutions and, accordingly, fair value adjustments related to the credit risk of the counterparty financial institutions were not material.
As of September 30, 2022, the aggregate notional amount of the Company’s outstanding foreign currency derivative contracts was $12.8 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In millions)
Cash Flow Hedges
CNY	2,414	—	$333	$—
HUF	135,400	—	394	—
JPY	33,525	—	300	—
MXN	6,949	—	342	—
MYR	450	146	98	32
Other	N/A	N/A	223	76
			1,690	108
Other Foreign Currency Contracts
BRL	77	903	14	168
CAD	138	80	101	58
CNY	10,181	5,876	1,455	855
EUR	2,985	2,790	2,919	2,710
GBP	187	221	203	239
HUF	89,596	81,561	208	189
ILS	430	119	122	34
INR	17,141	—	208	—
MXN	8,927	6,707	439	330
MYR	1,302	339	283	74
SGD	102	55	71	38
Other	N/A	N/A	160	153
			6,183	4,848

Total Notional Contract Value in USD			$7,873	$4,956
As of September 30, 2022, the fair value of the Company’s short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the condensed consolidated statements of operations. As of September 30, 2022 and March 31, 2022, the Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. Deferred loss was $53 million as of September 30, 2022, and is expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations primarily over the next twelve-month period, except for the USD JPY cross currency swap and the USD HUF cross currency swaps, which are further discussed below.

The Company entered into a USD JPY cross currency swap in April 2019 to hedge the foreign currency risk on the JPY term loan due April 2024, and the fair value of the cross currency swap was included in current and long-term other liabilities as of September 30, 2022. Additionally, the Company entered into USD HUF cross currency swaps in December 2021 to hedge the foreign currency risk on the HUF bonds due December 2031, and the fair value of the cross currency swaps was included in current and long-term other liabilities as of September 30, 2022. The changes in fair value of both the USD JPY cross currency swap and the USD HUF cross currency swaps are reported in accumulated other comprehensive loss. In addition, corresponding amounts are reclassified out of accumulated other comprehensive loss to interest and other, net to offset the remeasurement of the underlying JPY loan principal and HUF bond principal, which also impact the same line.
The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 30, 2022	March 31, 2022	Balance Sheet Location	September 30, 2022	March 31, 2022
	(In millions)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$15	$22	Other current liabilities	$72	$35
Foreign currency contracts	Other assets	$—	$—	Other liabilities	$152	$61

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$96	$21	Other current liabilities	$171	$26
The Company has financial instruments subject to master netting arrangements, which provide for the net settlement of all contracts with a single counterparty. The Company does not offset fair value amounts for assets and liabilities recognized for derivative instruments under these arrangements and, as such, the asset and liability balances presented in the table above reflect the gross amounts of derivatives in the condensed consolidated balance sheets. The impact of netting derivative assets and liabilities is not material to the Company’s financial position for any of the periods presented.

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	September 30, 2022			October 1, 2021
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Beginning balance	$(67)	$(187)	$(254)	$(39)	$(72)	$(111)
Other comprehensive loss before reclassifications	(70)	(92)	(162)	(5)	(16)	(21)
Net (gains) losses reclassified from accumulated other comprehensive loss	64	—	64	(5)	—	(5)
Net current-period other comprehensive loss	(6)	(92)	(98)	(10)	(16)	(26)
Ending balance	$(73)	$(279)	$(352)	$(49)	$(88)	$(137)

	Six-Month Periods Ended
	September 30, 2022			October 1, 2021
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Beginning balance	$(66)	$(116)	$(182)	$(42)	$(77)	$(119)
Other comprehensive gain (loss) before reclassifications	(149)	(163)	(312)	7	(10)	(3)
Net (gains) losses reclassified from accumulated other comprehensive loss	142	—	142	(14)	(1)	(15)
Net current-period other comprehensive loss	(7)	(163)	(170)	(7)	(11)	(18)
Ending balance	$(73)	$(279)	$(352)	$(49)	$(88)	$(137)
Substantially all unrealized losses relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three and six-month periods ended September 30, 2022 were reclassified out of accumulated other comprehensive loss to interest and other, net and cost of sales in the condensed consolidated statement of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges.

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
During the six-month periods ended September 30, 2022 and October 1, 2021, no accounts receivable were sold under the ABS Programs.
Trade Accounts Receivable Sale Programs
The Company also sells accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $0.8 billion and $0.6 billion as of September 30, 2022 and March 31, 2022, respectively. For the six-month periods ended September 30, 2022 and October 1, 2021, total accounts receivable sold to certain third-party banking institutions was approximately $1.7 billion and $0.6 billion, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received was included as cash provided by operating activities in the condensed consolidated statements of cash flows.

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
Level 1 - Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. There were no balances classified as level 1 in the fair value hierarchy as of September 30, 2022 and March 31, 2022.
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
The Company has accrued for contingent consideration in connection with its business acquisitions as applicable, which is measured at fair value based on certain internal models and unobservable inputs. There were no contingent consideration liabilities outstanding as of September 30, 2022 and March 31, 2022.
There were no transfers between levels in the fair value hierarchy during the six-month periods ended September 30, 2022 and October 1, 2021.

Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and March 31, 2022:

	Fair Value Measurements as of September 30, 2022
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$1,509	$—	$1,509
Foreign currency contracts (Note 8)	—	111	—	111
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	36	—	36
Liabilities:
Foreign currency contracts (Note 8)	$—	$(395)	$—	$(395)

	Fair Value Measurements as of March 31, 2022
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$2,285	$—	$2,285
Foreign currency contracts (Note 8)	—	43	—	43
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	39	—	39
Liabilities:				0
Foreign currency contracts (Note 8)	$—	$(122)	$—	$(122)
Other financial instruments
The following table presents the Company’s major debts not carried at fair value:

	As of September 30, 2022		As of March 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In millions)
5.000% Notes due February 2023	$500	$501	$500	$511	Level 1
Term Loan due April 2024 - three-month TIBOR plus 0.446%	232	232	273	273	Level 2
4.750% Notes due June 2025	598	588	598	615	Level 1
3.750% Notes due February 2026	688	643	690	690	Level 1
4.875% Notes due June 2029	659	602	659	687	Level 1
4.875% Notes due May 2030	688	630	690	713	Level 1
Euro Term Loans	337	337	389	389	Level 2
3.600% HUF Bonds due December 2031	232	232	301	301	Level 2
India Facilities	79	79	84	84	Level 2
The Notes due February 2023, June 2025, February 2026, June 2029 and May 2030 are valued based on broker trading prices in active markets.
The Company values its Term Loan due April 2024, India Facilities, Euro Term Loans, and HUF Bonds based on the current market rate, and as of September 30, 2022, the carrying amounts approximate fair values.

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
One of the Company's Brazilian subsidiaries has received assessments for certain sales and import taxes. There were originally six tax assessments totaling the updated amount of 374 million Brazilian reals (approximately USD $70 million based on the exchange rate as of September 30, 2022). The Company successfully defeated one of the six assessments in September 2019 (totaling approximately 61 million Brazilian reals or USD $11 million). The Company successfully defeated another three of the assessments in September 2022 (totaling approximately 229 million Brazilian reals or USD $43 million), each of which remains subject to appeal. The Company was unsuccessful at the administrative level for one of the assessments and filed an annulment action in federal court in Brasilia, Brazil on March 23, 2020; the updated value of that assessment is 34 million Brazilian reals (approximately USD $6 million). One of the assessments remains in the review process at the administrative level. The Company believes there is no legal basis for any of these assessments and that it has meritorious defenses. The Company will continue to vigorously oppose all of these assessments, as well as any future assessments. The Company does not expect final judicial determination on any of these claims in the next four years.
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

13.  SHARE REPURCHASES
During the three and six-month periods ended September 30, 2022, the Company repurchased 4.4 million and 15.7 million shares at an aggregate purchase price of $72 million and $253 million, respectively, and retired all of these shares.
Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $1.0 billion in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Annual General Meeting held on August 25, 2022. As of September 30, 2022, shares in the aggregate amount of $977 million were available to be repurchased under the current plan.

14.  SEGMENT REPORTING
The Company reports its financial performance based on three operating and reportable segments, Flex Agility Solutions, Flex Reliability Solutions and Nextracker, and analyzes operating income as the measure of segment profitability. The determination of these segments is based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics.
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

Selected financial information by segment is in the table below (amounts may not sum due to rounding). Historical information for the first and second quarters of the fiscal year ended March 31, 2022 have been recast to reflect the new operating and reportable segments in the table below and in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Three-Month Periods Ended		Six-Month Periods Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
	(In millions)
Net sales:
Flex Agility Solutions	$4,004	$3,437	$7,995	$6,869
Flex Reliability Solutions	3,299	2,465	6,268	5,047
Nextracker	473	339	868	680
Intersegment eliminations	(10)	(12)	(18)	(25)
	$7,766	$6,229	$15,113	$12,571
Segment income and reconciliation of operating income:
Flex Agility Solutions	$170	$153	$342	$290
Flex Reliability Solutions	175	126	322	271
Nextracker	43	25	73	50
Corporate and Other	(13)	(18)	(31)	(35)
Total segment income	375	286	706	576
Reconciling items:
Intangible amortization	21	15	43	30
Stock-based compensation	27	24	53	44
Restructuring charges	—	9	—	9
Legal and other (1)	2	1	12	—
Operating income	$325	$237	$597	$493
(1)Legal and other consists of costs not directly related to core business results and may include matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims and other issues on a global basis as well as acquisition related costs and customer related asset impairments (recoveries). During the first half of fiscal year 2023, the Company accrued for certain loss contingencies where losses are considered probable and estimable.
Corporate and other primarily includes corporate service costs that are not included in the chief operating decision maker's ("CODM") assessment of the performance of each of the identified reportable segments.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise specifically stated, references in this report to “Flex,” “the Company,” “we,” “us,” “our” and similar terms mean Flex Ltd. and its subsidiaries.
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
Update on the Impact of COVID-19, Component Shortages and Logistical Constraints on our Business
With the second wave of the global pandemic including follow-on variants of COVID-19, there have been renewed disease control measures being taken to limit the spread including movement bans and shelter-in-place orders. Although not materially impacting our results for the first half of fiscal year 2023, with the lockdowns in China, we experienced temporary plant closures and/or restrictions at certain of our manufacturing facilities in China. We continue to closely monitor the situation in all the locations where we operate. Our priority remains the welfare of our employees. In addition, our end markets continue to be impacted by the global supply chain disruptions. Component shortages and logistical constraints are pervasive across the entire value chain. We expect persistent waves of COVID-19 to remain a headwind into the near future. Component shortages and significantly increased logistic costs are also expected to persist at least in the near future. We continue to carefully monitor potential supply chain disruptions due to ongoing tightness in the overall component environment. Refer to “Risk Factors - The ongoing COVID-19 pandemic has materially and adversely affected our business and results of operations. The duration and extent to which it will continue to adversely impact our business and results of operations remains uncertain and could be material.” and “-- Supply chain disruptions, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, could affect our ability to meet customer demand, lead to higher costs, or result in excess or obsolete inventory. We have been and continue to be adversely affected by supply chain issues, including shortages of required electronic components.” as disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.
We are continuously evaluating our capital structure in response to the current environment and expect that our current financial condition, including our liquidity sources are adequate to fund future commitments. See additional discussion in the Liquidity and Capital Resources section below.
Russian Invasion of Ukraine
We continue to monitor and respond to the escalating conflict in Ukraine and the associated sanctions and other restrictions. As of the date of this report, there is no material impact to our business operations and financial performance in Ukraine. The full impact of the conflict on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflict and its impact on regional and global economic conditions. We will continue to monitor the conflict and assess the related restrictions and other effects and pursue prudent decisions for our team members, customers, and business.
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
On February 1, 2022, one of our subsidiaries sold Series A Preferred Units representing a 16.7% interest in Nextracker to TPG Rise for an aggregate purchase price of $500 million. The sale of the 16.7% interest in Nextracker reflects an implied value for Nextracker as of the date of the sale of $3.0 billion. See Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 for further information.
This Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022 does not constitute an offer to sell or a solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

Business Overview
We are one of the world's largest providers of global supply chain solutions, with revenues of $15.1 billion for the six-month period ended September 30, 2022 and $26.0 billion in the fiscal year ended March 31, 2022. We have established an extensive network of manufacturing facilities in the world's major consumer and enterprise markets (Asia, the Americas, and Europe) to serve the growing outsourcing needs of both multinational and regional customers. We design, build, ship, and service consumer and enterprise products for our customers through a network of over 100 facilities in approximately 30 countries across four continents. We also provide intelligent, integrated solar tracker and software solutions used in utility-scale and ground-mounted distributed generation solar projects around the world. The following tables set forth the relative percentages and dollar amounts of net sales by region and by country, and net property and equipment by country, based on the location of our manufacturing sites (amounts may not sum due to rounding):

	Three-Month Periods Ended				Six-Month Periods Ended
	September 30, 2022		October 1, 2021		September 30, 2022		October 1, 2021
	(In millions)
Net sales by region:
Americas	$3,459	45%	$2,605	42%	$6,774	45%	$5,184	41%
Asia	2,751	35%	2,347	38%	5,268	35%	4,712	37%
Europe	1,556	20%	1,277	20%	3,071	20%	2,675	22%
	$7,766		$6,229		$15,113		$12,571

Net sales by country:
China	$1,770	23%	$1,547	25%	$3,354	22%	$3,078	24%
Mexico	1,601	21%	1,240	20%	3,156	21%	2,460	20%
U.S.	1,294	17%	846	14%	2,511	17%	1,722	14%
Malaysia	633	8%	412	7%	1,204	8%	823	7%
Brazil	547	7%	502	8%	1,074	7%	966	8%
Hungary	330	4%	295	5%	616	4%	647	5%
Other	1,591	20%	1,387	21%	3,198	21%	2,875	22%
	$7,766		$6,229		$15,113		$12,571

	As of		As of
Property and equipment, net:	September 30, 2022		March 31, 2022
	(In millions)
Mexico	$672	31%	$626	29%
U.S.	371	17%	354	17%
China	323	15%	299	14%
Malaysia	137	6%	110	5%
Hungary	113	5%	118	6%
India	112	5%	129	6%
Other	473	21%	489	23%
	$2,201		$2,125
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

	Three-Month Periods Ended		Six-Month Periods Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	92.4	92.4	92.5	92.5
Restructuring charges	—	0.1	—	0.1
Gross profit	7.6	7.5	7.5	7.4
Selling, general and administrative expenses	3.2	3.4	3.2	3.3
Intangible amortization	0.2	0.3	0.3	0.2
Operating income	4.2	3.8	4.0	3.9
Interest and other, net	0.7	(2.2)	0.7	(0.9)
Income before income taxes	3.5	6.0	3.3	4.8
Provision for income taxes	0.4	0.6	0.4	0.5
Net income	3.1%	5.4%	2.9%	4.3%
Net income attributable to redeemable noncontrolling interest	0.1	—	0.1	—
Net income attributable to Flex Ltd.	3.0%	5.4%	2.8%	4.3%
Net sales
The following table sets forth our net sales by segment, and their relative percentages:

	Three-Month Periods Ended				Six-Month Periods Ended
	September 30, 2022		October 1, 2021		September 30, 2022		October 1, 2021
	(In millions)
Net sales:
Flex Agility Solutions	$4,004	52%	$3,437	55%	$7,995	53%	$6,869	55%
Flex Reliability Solutions	3,299	42%	2,465	40%	6,268	41%	5,047	40%
Nextracker	473	6%	339	5%	868	6%	680	5%
Intersegment eliminations	(10)	—%	(12)	—%	(18)	—%	(25)	—%
	$7,766		$6,229		$15,113		$12,571
Net sales during the three-month period ended September 30, 2022 totaled $7.8 billion, representing an increase of approximately $1.5 billion, or 25% from $6.2 billion during the three-month period ended October 1, 2021. Net sales for our FAS segment increased approximately $0.6 billion, or 16% from the three-month period ended October 1, 2021, primarily driven by strong year-over-year growth in our Communications, Enterprise and Cloud (CEC) business and a low single-digit year-over-year increase in our Lifestyle business due to new program wins, ramps, and clear-to-build improvement. These increases in FAS were offset by a high-teen year-over-year decrease in our Consumer Devices business due to relatively softer market demand and a planned project completion in the fiscal year ended March 31, 2022. Net sales for our FRS segment increased approximately $0.8 billion, or 34% from the three-month period ended October 1, 2021, primarily driven by a strong year-over-year increase in our Industrial and Automotive businesses and a low-teen year-over year increase in our Health Solutions business due to strong customer demand and ramps across various end markets coupled with incremental revenues from our Anord Mardix acquisition, despite continued supply constraints. Net sales for our Nextracker segment increased approximately $0.1 billion, or 40% from the three-month period ended October 1, 2021, primarily driven by an increase in gigawatts delivered and to a lesser extent, an increased average selling price. Net sales increased across all regions with a $0.9 billion increase to $3.5 billion in the Americas, a $0.4 billion increase to $2.8 billion in Asia, and a $0.3 billion increase to $1.6 billion in Europe.

Net sales during the six-month period ended September 30, 2022 totaled $15.1 billion, representing an increase of approximately $2.5 billion, or 20% from $12.6 billion during the six-month period ended October 1, 2021. Net sales for our FAS segment increased approximately $1.1 billion, or 16% from the six-month period ended October 1, 2021, primarily driven by strong growth in our CEC business and a mid single-digit increase in our Lifestyle business during the current year due to new ramps, customer expansion, continued recoveries in consumer spending along with some effect from inflation pass-through while overcoming challenges from supply constraints. These increases in FAS were offset by a high-teen decrease in our Consumer Device business during the current year due to the same factors in the three-month periods discussion above. Net sales for our FRS segment increased approximately $1.2 billion, or 24% from the six-month period ended October 1, 2021, primarily driven by strong increases in our Industrial and Automotive businesses, and a mid single-digit year-over year increase in our Health Solutions business during the current year due to strong customer demand and ramps across various end markets coupled with incremental revenues from our Anord Mardix acquisition and the recovery of inflationary costs, despite continued supply constraints noted above. Net sales for our Nextracker segment increased approximately $0.2 billion, or 28% from the six-month period ended October 1, 2021, primarily driven by an increase in gigawatts delivered and to a lesser extent, an increased average selling price which was in part driven by an increase in logistics costs. Net sales increased across all regions with a $1.6 billion increase to $6.8 billion in the Americas, a $0.6 billion increase to $5.3 billion in Asia, and a $0.4 billion increase to $3.1 billion in Europe.
Our ten largest customers during the three and six-month periods ended September 30, 2022 accounted for approximately 35% of net sales. Our ten largest customers during the three and six-month periods ended October 1, 2021 accounted for approximately 36% and 35% of net sales, respectively. No customer accounted for more than 10% of net sales during the three and six-month periods ended September 30, 2022 or October 1, 2021.
Cost of sales
Cost of sales is affected by a number of factors, including the number and size of new manufacturing programs, product mix, labor cost fluctuations by region, component costs and availability and capacity utilization.
Cost of sales during the three-month period ended September 30, 2022 totaled $7.2 billion, representing an increase of approximately $1.4 billion, or 25% from $5.8 billion during the three-month period ended October 1, 2021. The higher cost of sales for the three-month period ended September 30, 2022 was primarily driven by increased consolidated sales of $1.5 billion or 25%. Cost of sales in FAS for the three-month period ended September 30, 2022 increased approximately $0.5 billion, or 17% from the three-month period ended October 1, 2021, which is relatively in line with the overall 16% increase in FAS revenue during the same period primarily as a result of higher revenue in our CEC and Lifestyle businesses. Cost of sales in FRS for the three-month period ended September 30, 2022 increased approximately $0.8 billion, or 34% from the three-month period ended October 1, 2021, which is in line with the overall 34% increase in FRS revenue during the same period, primarily as a result of higher revenue in our Industrial and Automotive businesses. Cost of sales in our Nextracker segment for the three-month period ended September 30, 2022 increased approximately $0.1 billion, or 36% from the three-month period ended October 1, 2021, primarily due to the 40% increase in Nextracker revenue during the same period partially offset by improved recovery on freight and logistics cost increases.
Cost of sales during the six-month period ended September 30, 2022 totaled $14.0 billion, representing an increase of approximately $2.4 billion, or 20% from $11.6 billion during the six-month period ended October 1, 2021. The higher cost of sales for the six-month period ended September 30, 2022 was primarily driven by increased consolidated sales of $2.5 billion or 20%. Cost of sales in FAS for the six-month period ended September 30, 2022 increased approximately $1.1 billion, or 16% from the six-month period ended October 1, 2021, which is aligned with the overall 16% increase in FAS revenue during the same period primarily due to the drivers noted in the discussion above for the three-month period. Cost of sales in FRS for the six-month period ended September 30, 2022 increased approximately $1.1 billion, or 25% from the six-month period ended October 1, 2021, which is relatively in line with the overall 24% increase in FRS revenue during the same period, primarily due to the drivers noted in the discussion above for the three-month period. Cost of sales in our Nextracker segment for the six-month period ended September 30, 2022 increased approximately $0.2 billion, or 25% from the six-month period ended October 1, 2021, primarily driven by the same factors noted above in the three-month periods discussion.
Gross profit
Gross profit is affected by fluctuations in cost of sales elements as outlined above and further by a number of factors, including product life cycles, unit volumes, pricing, competition, new product introductions, and the expansion or consolidation of manufacturing facilities, as well as specific restructuring activities initiated from time to time. The flexible design of our manufacturing processes allows us to manufacture a broad range of products in our facilities and better utilize our manufacturing capacity across our diverse geographic footprint and service customers from all segments. In the cases of new programs, profitability normally lags revenue growth due to product start-up costs, lower manufacturing program volumes in the start-up phase, operational inefficiencies, and under-absorbed overhead. Gross margin for these programs often improves over time as manufacturing volumes increase, as our utilization rates and overhead absorption improve, and as we increase the level of manufacturing services content. As a result of these various factors, our gross margin varies from period to period.
Gross profit during the three-month period ended September 30, 2022 increased $0.1 billion to $0.6 billion, or 7.6% of net sales, from $0.5 billion, or 7.5% of net sales, during the three-month period ended October 1, 2021. Gross margin improved 10 basis points during the three-month period ended September 30, 2022 primarily due to the overall strong customer demand across various end markets which allowed for improved fixed cost absorption and benefits from prior restructuring activities, despite continued pressure on margin from component shortages, logistics constraints and the pass-through effect of inflationary cost recoveries.
Gross profit during the six-month period ended September 30, 2022 increased $0.2 billion to $1.1 billion, or 7.5% of net sales, from $0.9 billion, or 7.4% of net sales, during the six-month period ended October 1, 2021. Gross margin improved 10 basis points during the same period due to the same factors noted above in the three-month periods discussion.
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

	Three-Month Periods Ended				Six-Month Periods Ended
	September 30, 2022		October 1, 2021		September 30, 2022		October 1, 2021
	(In millions)
Segment income:
Flex Agility Solutions	$170	4.3%	$153	4.5%	$342	4.3%	$290	4.2%
Flex Reliability Solutions	175	5.3%	126	5.1%	322	5.1%	271	5.4%
Nextracker	43	9.1%	25	7.4%	73	8.4%	50	7.4%
FAS segment margin decreased approximately 20 basis points, to 4.3%, for the three-month period ended September 30, 2022, from 4.5% for the three-month period ended October 1, 2021. The margin decrease was driven by elevated costs due to component shortages and logistics constraints combined with certain inflation pass-through recoveries. The FAS segment margin increased approximately 10 basis point, to 4.3% for the six-month period ended September 30, 2022, from 4.2% for the six-month period ended October 1, 2021. The increase in FAS segment margin during the six-month period is primarily due to strong execution against new project ramps and product mix, partially offset by elevated costs due to component shortages and logistics constraints and the effect of certain inflation pass-through recoveries.
FRS segment margin increased approximately 20 basis points, to 5.3% for the three-month period ended September 30, 2022, from 5.1% for the three-month period ended October 1, 2021. The margin increase in FRS was primarily driven by higher margin from the Anord Mardix acquisition in our Industrial business, coupled with logistics constraints, partially offset by production disruptions in our Automotive and Health Solutions businesses during the three-month period ended September 30, 2022. FRS segment margin decreased approximately 30 basis points, to 5.1% for the six-month period ended September 30, 2022, from 5.4% for the six-month period ended October 1, 2021. The decrease in FRS segment margin during the six-month period was primarily driven by component shortage related production disruptions, as well as inflationary cost pressures impacting our Health Solutions and Automotive businesses.
Nextracker segment margin increased approximately 170 basis points, to 9.1% for the three-month period ended September 30, 2022, from 7.4% for the three-month period ended October 1, 2021. The margin increase was driven by improved pricing and better cost controls and better cost absorption with increased revenue. Nextracker segment margin increased approximately 100 basis points, to 8.4% for the six-month period ended September 30, 2022, from 7.4% for the six-month period ended October 1, 2021. The increase in Nextracker segment margin during the six-month period is due to the same factors noted in the discussion above for the three-month period.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) was approximately $0.2 billion, or 3.2% of net sales, during the three-month period ended September 30, 2022, increasing $32 million from approximately $0.2 billion and improving 20 basis points from 3.4% of net sales, during the three-month period ended October 1, 2021. SG&A was $0.5 billion, or 3.2% of net sales, during the six-month period ended September 30, 2022, increasing $72 million from $0.4 billion and improving 10 basis points from 3.3% of net sales, during the six-month period ended October 1, 2021, which reflects our enhanced cost control efforts to support higher revenue growth while keeping our SG&A expenses relatively flat.
Intangible amortization
Amortization of intangible assets increased to $21 million during the three-month period ended September 30, 2022, from $15 million for the three-month period ended October 1, 2021, and increased to $43 million during the six-month period ended September 30, 2022, from $30 million for the six-month period ended October 1, 2021, primarily due to amortization expense related to new intangible assets from the Anord Mardix acquisition completed in December 2021.
Interest and other, net
Interest and other, net was an expense of $53 million during the three-month period ended September 30, 2022 compared to income of $134 million during the three-month period ended October 1, 2021, primarily due to the absence in the three-month period ended September 30, 2022 of the $149 million gain related to a certain tax credit recorded upon approval of a "Credit Habilitation" request by the relevant Brazilian tax authorities in the three-month period ended October 1, 2021 and losses from equity in earnings recognized for certain of our non-core equity method investments, coupled with higher interest expense compared to the prior year period.
Interest and other, net was an expense of $93 million during the six-month period ended September 30, 2022 compared to income of $111 million during the six-month period ended October 1, 2021, due to the same drivers noted in the discussion above.
Income taxes
Certain of our subsidiaries, at various times, have been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to note 15, “Income Taxes” of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 for further discussion.
The consolidated effective tax rate was 13% and 14% for the three and six-month periods ended September 30, 2022, and 9% and 10% for the three and six-month periods ended October 1, 2021, respectively. The effective rate varies from the Singapore statutory rate of 17% as a result of recognition of earnings in different jurisdictions (we generate most of our revenues and profits from operations outside of Singapore), operating loss carryforwards, income tax credits, release of previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effect of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, the Netherlands and Israel. The effective tax rate for the three and six-month periods ended September 30, 2022 were higher than the effective tax rates for the three-month and six-month periods ended October 1, 2021 due to the changing jurisdictional mix of income and there were significant Brazilian indirect tax credits recorded for the three and six-month periods ended October 1, 2021 with minimal tax impact.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law, which includes a new corporate minimum tax, a stock repurchase excise tax, numerous green energy credits, other tax provisions, and significantly increased enforcement resources. We are evaluating the effect the IRA will have on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
In response to the recent challenging environment following the COVID-19 pandemic, we continuously evaluate our ability to meet our obligations over the next 12 months and have proactively reset our capital structure during these times to improve maturities and liquidity. As a result, we expect that our current financial condition, including our liquidity sources are adequate to fund current and future commitments. As of September 30, 2022, we had cash and cash equivalents of approximately $2.5 billion and bank and other borrowings of approximately $4.0 billion. As of September 30, 2022, we had a $2.5 billion revolving credit facility that is due to mature in July 2027 (the "2027 Credit Facility"), under which we had no borrowings outstanding. We also entered into a $450 million delayed draw term loan credit agreement, under which we had no borrowings outstanding as of September 30, 2022. Borrowings under the delayed draw term loan may be used for working capital, capital expenditures, refinancing of current debt, and other general corporate purposes. Refer to note 6 to the condensed consolidated financial statement for details on the 2027 Credit Facility and the delayed draw term loan. As of September 30, 2022, we were in compliance with the covenants under all of our credit facilities and indentures.

Cash provided by operating activities was $0.1 billion during the six-month period ended September 30, 2022, primarily driven by $0.4 billion of net income for the period plus $0.3 billion of non-cash charges such as depreciation, amortization, and stock-based compensation offset by changes in net working capital as discussed below.
We believe net working capital ("NWC") and net working capital as a percentage of annualized net sales are key metrics that measure our liquidity. Net working capital is calculated as current quarter accounts receivable, net of allowance for doubtful accounts, plus inventories and contract assets, less accounts payable. Net working capital increased $1.2 billion to $5.4 billion as of September 30, 2022, from $4.2 billion as of March 31, 2022. This increase is primarily driven by a $1.1 billion increase in inventories due to strong demand, coupled with continued component shortages and logistics constraints, clear-to build constraints and logistics challenges driving up buffer stock and inventory pricing, and a $0.6 billion increase in net receivables, offset by a $0.6 billion increase in accounts payable due to increased inventory purchases. Our current quarter net working capital as a percentage of annualized net sales for the quarter ended September 30, 2022, increased to 17.4% from 15.4% of annualized net sales for the quarter ended March 31, 2022 due to component shortages, clear-to-build and logistics constraints. We continue to experience component shortages in the supply chain, and although we are actively managing these impacts, we expect continued working capital pressure in the near future. We expect it will take additional time to adequately drive down our inventory levels to align with the current demand environment. We are proactively working with our partners to rebalance safety and buffer stock requirements and we have an established enterprise-wide cross-functional initiative resetting our load planning. Component shortages and significantly increased logistic costs are also expected to persist at least in the near future. We are working diligently with our partners to secure needed parts and fulfill demand. In addition, to the extent possible, we have collaborated with our customers for working capital advances to offset the required investment in inventory. Advances from customers as of September 30, 2022 increased $0.6 billion to $2.0 billion from $1.4 billion as of March 31, 2022.
Cash used in investing activities was $0.3 billion during the six-month period ended September 30, 2022. This was primarily driven by $0.3 billion of net capital expenditures for property and equipment to continue expanding capabilities and capacity in support of our expanding Automotive, Industrial, Health Solutions, and Lifestyle businesses.
We believe adjusted free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our adjusted free cash flow is defined as cash from operations, less net purchases of property and equipment allowing us to present adjusted cash flows on a consistent basis for investor transparency. Our adjusted free cash flow for the six-month period ended September 30, 2022 and October 1, 2021 was an outflow of $0.1 billion and an inflow of $0.3 billion, respectively. Adjusted free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Adjusted free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Adjusted free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Six-Month Periods Ended
	September 30, 2022	October 1, 2021
	(In millions)
Net cash provided by operating activities	$141	$514
Purchases of property and equipment	(296)	(210)
Proceeds from the disposition of property and equipment	18	5
Adjusted free cash flow	$(137)	$309
Cash used by financing activities was $0.3 billion during the six-month period ended September 30, 2022, which was primarily driven by $0.3 billion of cash paid for the repurchase of our ordinary shares.
Our cash balances are generated and held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months. As of September 30, 2022 and March 31, 2022, approximately 30% and 34%, respectively, of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of

Singapore (approximately $1.6 billion as of March 31, 2022). Repatriation could result in an additional income tax payment; however, for the majority of our foreign entities, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.
Future liquidity needs will depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, and the levels of shipments and changes in the volumes of customer orders.
We maintain global paying services agreements with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers who elect to participate in the program. The agreements allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. The cumulative payments due to suppliers participating in the programs amounted to approximately $0.4 billion and $0.8 billion for the three and six-month periods ended September 30, 2022, respectively, and $0.3 billion and $0.6 billion for the three and six-month periods ended October 1, 2021, respectively. Pursuant to their agreement with one of the financial institutions, certain suppliers may elect to be paid early at their discretion. We are not always notified when our suppliers sell receivables under these programs. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.
In addition, we maintain various uncommitted short-term financing facilities including but not limited to a commercial paper program, and a revolving sale and repurchase of subordinated notes established under the securitization facility, under which there were no borrowings outstanding as of September 30, 2022.
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
Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $1 billion in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 25, 2022. During the six-month period ended September 30, 2022, we paid $253 million to repurchase shares under the current and prior repurchase plans at an average price of $16.15 per share. As of September 30, 2022, shares in the aggregate amount of $977 million were available to be repurchased under the current plan.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2022.
In July 2022, we entered into a new $2.5 billion credit facility which matures in July 2027, replacing our previous $2.0 billion credit facility, under which we had no borrowings outstanding as of September 30, 2022.
In September 2022, we entered into a $450 million delayed draw term loan credit agreement, under which we had no borrowings outstanding September 30, 2022. Borrowings under the delayed draw term loan may be used for working capital, capital expenditures, refinancing of current debt, and other general corporate purposes.

Other than the changes discussed above, there were no material changes in our contractual obligations and commitments as of September 30, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the six-month period ended September 30, 2022 as compared to the fiscal year ended March 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2022. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We have not experienced any material impact to our internal control over financial reporting despite the fact that some of our employees involved in internal control over financial reporting are working remotely for their health and safety during the COVID-19 pandemic. We are continually monitoring and assessing the potential impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our ordinary shares made by us for the period from July 2, 2022 through September 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2, 2022 - August 5, 2022 (2)	2,357,350	$15.26	2,357,350	$278,483,009
August 6, 2022 - September 2, 2022 (2) (3)	1,040,367	$18.26	1,040,367	$994,001,735
September 3, 2022 - September 30, 2022 (3)	952,574	$17.82	952,574	$977,024,014
Total	4,350,291		4,350,291
(1)During the period from July 2, 2022 through September 30, 2022, all purchases were made pursuant to the programs discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.
(2)On August 4, 2021, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $1.0 billion. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of July 1, 2022, we had shares in the aggregate amount of $314 million available to be repurchased under this plan, of which 3.1 million shares in the aggregate amount of $49 million were repurchased as of August 25, 2022 (after which authorization under this plan terminated).
(3)On August 25, 2022, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $1.0 billion. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of September 30, 2022, shares in the aggregate amount of $977 million were available to be repurchased under the current plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.01	Credit Agreement, dated as of July 19, 2022, among Flex Ltd. and certain of its subsidiaries from time to time party thereto, as borrowers, Bank of America, N.A., as Administrative Agent, an L/C Issuer and a Swing Line Lender, and the other L/C Issuers, Swing Line Lenders and Lenders party thereto	8-K	000-23354	07/22/2022	10.01
10.02	Form of Restricted Share Unit Award Agreement under the Flex Ltd. Amended and Restated 2017 Equity Incentive Plan for Non-Employee Directors					X
15.01	Letter in lieu of consent of Deloitte & Touche LLP					X
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

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

FLEX LTD.
(Registrant)

/s/ REVATHI ADVAITHI
Revathi Advaithi
Chief Executive Officer
(Principal Executive Officer)

Date:	October 28, 2022
/s/ PAUL R. LUNDSTROM
Paul R. Lundstrom
Chief Financial Officer
(Principal Financial Officer)

Date:	October 28, 2022