Form 10-Q
period 2022-12-31
FLEX LTD.
filed 2023-01-27
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022

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

The number of shares of the registrant’s ordinary shares outstanding as of January 20, 2023 was 451,081,016.

FLEX LTD.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Report of Independent Registered Public Accounting Firm	3
	Condensed Consolidated Balance Sheets (unaudited) — December 31, 2022 and March 31, 2022	4
	Condensed Consolidated Statements of Operations (unaudited) — Three-Month and Nine-Month Periods Ended December 31, 2022 and December 31, 2021	5
	Condensed Consolidated Statements of Comprehensive Income (unaudited) — Three-Month and Nine-Month Periods Ended December 31, 2022 and December 31, 2021	6
	Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Shareholders' Equity (unaudited) — Three-Month and Nine-Month Periods Ended December 31, 2022 and December 31, 2021	7
	Condensed Consolidated Statements of Cash Flows (unaudited) — Nine-Month Periods Ended December 31, 2022 and December 31, 2021	9
	Notes to Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43
Signatures		44

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flex Ltd., Singapore

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Flex Ltd. and its subsidiaries (the “Company”) as of December 31, 2022, the related condensed consolidated statements of operations, comprehensive income, and redeemable noncontrolling interest and shareholders’ equity for the three-month and nine-month periods ended December 31, 2022 and December 31, 2021, the condensed consolidated statements of cash flows for the nine-month periods ended December 31, 2022 and December 31, 2021, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
January 27, 2023

FLEX LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2022	As of March 31, 2022
	(In millions, except share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,565	$2,964
Accounts receivable, net of allowance of $8 and $56, respectively	3,939	3,371
Contract assets	514	519
Inventories	7,838	6,580
Other current assets	963	903
Total current assets	15,819	14,337
Property and equipment, net	2,289	2,125
Operating lease right-of-use assets, net	596	637
Goodwill	1,340	1,342
Other intangible assets, net	332	411
Other assets	516	473
Total assets	$20,892	$19,325

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$494	$949
Accounts payable	6,630	6,254
Accrued payroll	502	470
Deferred revenue and customer working capital advances	2,985	2,002
Other current liabilities	1,057	1,036
Total current liabilities	11,668	10,711
Long-term debt, net of current portion	3,522	3,248
Operating lease liabilities, non-current	499	551
Other liabilities	601	608
Total liabilities	16,290	15,118
Redeemable noncontrolling interest	97	78
Shareholders’ equity
Ordinary shares, no par value; 1,500,000,000 authorized, 501,884,073 and 510,799,667 issued, and 451,644,718 and 460,560,312 outstanding as of December 31, 2022 and March 31, 2022, respectively	5,839	6,052
Treasury stock, at cost; 50,239,355 shares as of December 31, 2022 and March 31, 2022	(388)	(388)
Accumulated deficit	(702)	(1,353)
Accumulated other comprehensive loss	(244)	(182)
Total shareholders’ equity	4,505	4,129
Total liabilities, redeemable noncontrolling interest, and shareholders' equity	$20,892	$19,325
The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(In millions, except per share amounts) (Unaudited)
Net sales	$7,756	$6,619	$22,869	$19,190
Cost of sales	7,168	6,126	21,155	17,752
Restructuring charges	5	2	5	10
Gross profit	583	491	1,709	1,428
Selling, general and administrative expenses	243	225	729	638
Intangible amortization	19	15	62	45
Operating income	321	251	918	745
Interest and other, net	59	8	152	(103)
Income before income taxes	262	243	766	848
Provision for income taxes	25	16	96	79
Net income	237	227	670	769
Net income attributable to redeemable noncontrolling interest	7	—	19	—
Net income attributable to Flex Ltd.	$230	$227	$651	$769

Earnings per share attributable to the shareholders of Flex Ltd.:
Basic	$0.51	$0.48	$1.43	$1.60
Diluted	$0.50	$0.48	$1.41	$1.58
Weighted-average shares used in computing per share amounts:
Basic	452	469	455	481
Diluted	459	474	462	487

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(In millions) (Unaudited)
Net income	$237	$227	$670	$769
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	80	(8)	(83)	(19)
Unrealized gain (loss) on derivative instruments and other, net of tax	28	(13)	21	(20)
Comprehensive income	$345	$206	$608	$730
Comprehensive income attributable to redeemable noncontrolling interest	7	—	19	—
Comprehensive income attributable to Flex Ltd.	$338	$206	$589	$730

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY

	Redeemable Noncontrolling Interest	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Three Months Ended December 31, 2022	Amount	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Loss on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
		(In millions) Unaudited
BALANCE AT SEPTEMBER 30, 2022	$90	454	$5,464	$(932)	$(73)	$(279)	$(352)	$4,180
Repurchase of Flex Ltd. ordinary shares at cost	—	(2)	(40)	—	—	—	—	(40)
Net income	7	—	—	230	—	—	—	230
Stock-based compensation	—	—	27	—	—	—	—	27
Total other comprehensive income	—	—	—	—	28	80	108	108
BALANCE AT DECEMBER 31, 2022	$97	$452	$5,451	$(702)	$(45)	$(199)	$(244)	$4,505

	Redeemable Noncontrolling Interest	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Nine Months Ended December 31, 2022	Amount	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Loss on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
		(In millions) Unaudited
BALANCE AT MARCH 31, 2022	$78	461	$5,664	$(1,353)	$(66)	$(116)	$(182)	$4,129
Repurchase of Flex Ltd. ordinary shares at cost	—	(17)	(293)	—	—	—	—	(293)
Issuance of Flex Ltd. vested shares under restricted share unit awards	—	8	—	—	—	—	—	—
Net income	19	—	—	651	—	—	—	651
Stock-based compensation	—	—	80	—	—	—	—	80
Total other comprehensive loss	—	—	—	—	21	(83)	(62)	(62)
BALANCE AT DECEMBER 31, 2022	$97	452	$5,451	$(702)	$(45)	$(199)	$(244)	$4,505

	Redeemable Noncontrolling Interest	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Three Months Ended December 31, 2021	Amount	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Loss on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
		(In millions) Unaudited
BALANCE AT OCTOBER 1, 2021	$—	471	$5,398	$(1,747)	$(49)	$(88)	$(137)	$3,514
Repurchase of Flex Ltd. ordinary shares at cost	—	(5)	(90)	—	—	—	—	(90)
Issuance of Flex Ltd. vested shares under restricted share unit awards	—	1	—	—	—	—	—	—
Net income	—	—	—	227	—	—	—	227
Stock-based compensation	—	—	25	—	—	—	—	25
Total other comprehensive loss	—	—	—	—	(13)	(8)	(21)	(21)
BALANCE AT DECEMBER 31, 2021	$—	467	$5,333	$(1,520)	$(62)	$(96)	$(158)	$3,655

	Redeemable Noncontrolling Interest	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Nine Months Ended December 31, 2021	Amount	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Loss on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Shareholders' Equity
		(In millions) Unaudited
BALANCE AT MARCH 31, 2021	$—	492	$5,844	$(2,289)	$(42)	$(77)	$(119)	$3,436
Repurchase of Flex Ltd. ordinary shares at cost	—	(32)	(580)	—	—	—	—	(580)
Exercise of stock options	—	1	—	—	—	—	—	—
Issuance of Flex Ltd. vested shares under restricted share unit awards	—	6	—	—	—	—	—	—
Net income	—	—	—	769	—	—	—	769
Stock-based compensation	—	—	69	—	—	—	—	69
Total other comprehensive loss	—	—	—	—	(20)	(19)	(39)	(39)
BALANCE AT DECEMBER 31, 2021	$—	467	$5,333	$(1,520)	$(62)	$(96)	$(158)	$3,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Periods Ended
	December 31, 2022	December 31, 2021
	(In millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$670	$769
Depreciation, amortization and other impairment charges	371	357
Changes in working capital and other, net	(541)	(462)
Net cash provided by operating activities	500	664
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(455)	(333)
Proceeds from the disposition of property and equipment	20	9
Acquisition of businesses, net of cash acquired	2	(523)
Other investing activities, net	8	19
Net cash used in investing activities	(425)	(828)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	819	729
Repayments of bank borrowings and long-term debt	(926)	(38)
Payments for repurchases of ordinary shares	(293)	(580)
Other financing activities, net	(53)	(3)
Net cash provided by (used in) financing activities	(453)	108
Effect of exchange rates on cash and cash equivalents	(21)	(7)
Net decrease in cash and cash equivalents	(399)	(63)
Cash and cash equivalents, beginning of period	2,964	2,637
Cash and cash equivalents, end of period	$2,565	$2,574

Non-cash investing activities:
Unpaid purchases of property and equipment	$191	$105
Right-of-use assets obtained in exchange of operating lease liabilities	76	42

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2022 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and nine-month periods ended December 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2023. Certain prior period amounts in the condensed consolidated financial statements, as well as in the Notes thereto, have been reclassified to conform to the current presentation.
The Company's third quarters for fiscal years 2023 and 2022 ended on December 31 of each year, which are comprised of 92 and 91 days, respectively. The Company's first three quarters for fiscal years 2023 and 2022 both are comprised of 275 days.
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
Recently Adopted Accounting Pronouncements
In December 2022, the FASB issued ASU 2022-06 "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848", which defers the sunset date of ASC 848 from December 31, 2022 to December 31, 2024. ASC 848 provides relief for companies preparing for the discontinuation of interest rates, such as LIBOR. Entities that apply ASC 848 can continue to do so until December 31, 2024. The Company adopted the guidance during the third quarter of fiscal year 2023 with an immaterial impact on its consolidated financial statements.
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
Recently Issued Accounting Pronouncement
In September 2022, the FASB issued ASU 2022-04 "Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations", which requires a buyer in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. To achieve that objective, the buyer should disclose qualitative and quantitative information about its supplier finance programs. The amendments in this update do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance program. The guidance is effective for the Company beginning in the first quarter of fiscal year 2024, except for the amendment on rollforward information which is effective in fiscal year 2025, with early adoption permitted. The Company expects the new guidance will have an immaterial impact on its condensed consolidated financial statements, and intends to adopt the guidance retrospectively when it becomes effective in the first quarter of fiscal year 2024.

2.  BALANCE SHEET ITEMS
Inventories
The components of inventories, net of applicable lower of cost and net realizable value write-downs, were as follows:

	As of December 31, 2022	As of March 31, 2022
	(In millions)
Raw materials	$6,365	$5,290
Work-in-progress	689	602
Finished goods	784	688
	$7,838	$6,580
Goodwill and Other Intangible Assets
During the nine-month period ended December 31, 2022, there was no material activity in the Company's goodwill account for each of its reportable segments.
The components of acquired intangible assets are as follows:

	As of December 31, 2022			As of March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets:
Customer-related intangibles	$369	$(189)	$180	$385	$(157)	$228
Licenses and other intangibles	294	(142)	152	319	(136)	183
Total	$663	$(331)	$332	$704	$(293)	$411
The gross carrying amounts of intangible assets are removed when fully amortized.
The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2023 (1)	$21
2024	69
2025	62
2026	42
2027	35
Thereafter	103
Total amortization expense	$332
____________________________________________________________
(1)Represents estimated amortization for the remaining fiscal three-month period ending March 31, 2023.
Customer Working Capital Advances
Customer working capital advances were $2.2 billion and $1.4 billion, as of December 31, 2022 and March 31, 2022, respectively. The customer working capital advances are not interest-bearing, do not generally have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production or the customer working capital advance agreement is terminated.
Other Current Liabilities
Other current liabilities include customer-related accruals of $275 million and $227 million as of December 31, 2022 and March 31, 2022, respectively.

Redeemable Noncontrolling Interest
As a result of the sale by a subsidiary of the Company of redeemable preferred units (“Series A Preferred Units”), representing a 16.67% interest in the Company's subsidiary, Nextracker LLC ("Nextracker"), to TPG Rise Flash, L.P. ("TPG Rise") on February 1, 2022, the Company recognized approximately $7 million and $19 million of a payable-in-kind dividend due to TPG Rise during the three and nine-month periods ended December 31, 2022, respectively, based on a dividend rate of 5% per annum.
At TPG Rise’s election, the Company is required to purchase all of the outstanding Series A Preferred Units at their liquidation preference, which shall include all contributed but unreturned capital plus accrued but unpaid dividends, at the earlier of certain change in control events and February 1, 2028. Additionally, if Nextracker has not completed a qualified initial public offering (a "Qualified Public Offering") prior to February 1, 2027, then TPG Rise may cause the Company to purchase all of the outstanding Series A Preferred Units at their fair market value. The Company has determined that a Qualified Public Offering is likely and that the change in control is not probable as of December 31, 2022 and, as such, it is not probable that the noncontrolling interest will become redeemable.
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
A contract liability is recognized when the Company receives payments in advance of the satisfaction of performance. Contract liabilities, identified as deferred revenue, were $813 million and $704 million as of December 31, 2022 and March 31, 2022, respectively, of which $745 million and $615 million, respectively, is included in deferred revenue and customer working capital advances under current liabilities.
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated based on timing of transfer, point in time or over time, for the three and nine-month periods ended December 31, 2022 and December 31, 2021, respectively. Historical information for the first three quarters of the fiscal year ended March 31, 2022 have been recast to reflect the new operating and reportable segments in the table below.

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Timing of Transfer	(In millions)
FAS
Point in time	$3,812	$3,389	$11,378	$9,887
Over time	217	192	646	563
Total	4,029	3,581	12,024	10,450
FRS
Point in time	3,038	2,528	8,938	7,243
Over time	187	183	555	515
Total	3,225	2,711	9,493	7,758
Nextracker
Point in time	8	42	41	63
Over time	508	296	1,343	955
Total	516	338	1,384	1,018
Intersegment eliminations
Point in time	(14)	(11)	(32)	(36)
Over time	—	—	—	—
Total	(14)	(11)	(32)	(36)
Flex
Point in time	6,844	5,948	20,325	17,157
Over time	912	671	2,544	2,033
Total	$7,756	$6,619	$22,869	$19,190

4.  SHARE-BASED COMPENSATION
The Company's primary plan used for granting equity compensation awards is the 2017 Equity Incentive Plan (the "2017 Plan").
The following table summarizes the Company’s share-based compensation expense:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(In millions)
Cost of sales	$7	$6	$21	$17
Selling, general and administrative expenses	20	19	59	52
Total share-based compensation expense	$27	$25	$80	$69
Total number of options outstanding and exercisable were immaterial as of December 31, 2022. All options have been fully expensed as of December 31, 2022.
During the nine-month period ended December 31, 2022, the Company granted 7.0 million unvested restricted share unit ("RSU") awards. Of this amount, approximately 4.7 million are plain-vanilla unvested RSU awards that vest over a period of three years, with no performance or market conditions, and with an average grant date price of $16.51 per award. In addition, approximately 0.5 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain performance conditions, and with an average grant date price of $16.68 per award. The number of shares contingent on performance conditions that ultimately will vest will range from zero up to a maximum of approximately 1.0 million based on a measurement of the Company's adjusted earnings per share growth over certain specified periods, and will cliff vest after a period of three years, to the extent such performance conditions have been met. Further, approximately 0.5 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions. The average grant date fair value of these awards contingent on certain market conditions was estimated to be $23.45 per award and was calculated using a Monte Carlo simulation. The number of shares contingent on market conditions that ultimately will vest will range from zero up to a maximum of approximately 1.0 million based on a measurement of the percentile rank of the Company’s total shareholder return over certain specified periods against the Company's peer companies, and will cliff vest after a period of three years, to the extent such market conditions have been met. Finally, the remaining balance of approximately 1.2 million represents the number of shares issued upon vesting of RSU awards above target levels based on the achievement of certain market conditions.
As of December 31, 2022, approximately 14.6 million unvested RSU awards under all plans were outstanding, of which vesting for a targeted amount of 2.1 million shares is contingent on meeting certain market conditions, and vesting for a targeted amount of 0.9 million shares is contingent on meeting certain performance conditions. The number of shares tied to market conditions that will ultimately be issued can range from zero to 4.2 million based on the achievement levels. The number of shares tied to performance conditions that will ultimately be issued can range from zero to 1.8 million based on the achievement levels. During the nine-month period ended December 31, 2022, 2.4 million shares vested in connection with the awards with market conditions granted in fiscal year 2020.
As of December 31, 2022, total unrecognized compensation expense related to unvested RSU awards under all plans, not including the 2022 Nextracker plan below, was approximately $158 million, and will be recognized over a weighted-average remaining vesting period of 2.0 years.
During the first three quarters of fiscal year 2023, Nextracker granted 11.8 million equity-based compensation awards, which included approximately 5.9 million unit options, 4.5 million RSU awards and 1.4 million performance-based restricted share unit awards (“PSU”) to its employees under the First Amended and Restated 2022 Nextracker LLC Equity Incentive Plan (the “2022 Nextracker Plan”). Vesting for the awards granted under the 2022 Nextracker Plan is contingent upon continued employee service and certain performance conditions, including a liquidity event such as the occurrence of an initial public offering or the sale of Nextracker.
Total unrecognized compensation expense related to unvested awards under the 2022 Nextracker Plan was approximately $55 million, which is expected to be recognized over a weighted-average period of approximately 3 years. No expense was recognized for equity-based compensation awards granted under the 2022 Nextracker Plan for the nine-month period ended December 31, 2022 as there was no occurrence of a liquidity event. Nextracker will record cumulative stock-based compensation expense related to these awards in the period when its liquidity event is completed for the portion of the awards for which the relevant service condition has been satisfied with the remaining expense recognized over the remaining service period.

5.  EARNINGS PER SHARE
The following table reflects basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share attributable to the shareholders of Flex:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(In millions, except per share amounts)
Basic earnings per share attributable to the shareholders of Flex Ltd.
Net income	$237	$227	$670	$769
Net income attributable to redeemable noncontrolling interest	7	—	19	—
Net income attributable to Flex Ltd.	$230	$227	$651	$769
Shares used in computation:
Weighted-average ordinary shares outstanding	452	469	455	481
Basic earnings per share	$0.51	$0.48	$1.43	$1.60

Diluted earnings per share attributable to the shareholders of Flex Ltd.
Net income	$237	$227	$670	$769
Net income attributable to redeemable noncontrolling interest	7	—	19	—
Net income attributable to Flex Ltd.	$230	$227	$651	$769
Shares used in computation:
Weighted-average ordinary shares outstanding	452	469	455	481
Weighted-average ordinary share equivalents from RSU awards (1)	7	5	7	6
Weighted-average ordinary shares and ordinary share equivalents outstanding	459	474	462	487
Diluted earnings per share	$0.50	$0.48	$1.41	$1.58
____________________________________________________________
(1)An immaterial amount of RSU awards for the three and nine-month periods ended December 31, 2022 and December 31, 2021, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

6.  BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt as of December 31, 2022 and March 31, 2022 are as follows:

	As of December 31, 2022	As of March 31, 2022
	(In millions)
5.000% Notes due February 2023	$—	$500
Term Loan due April 2024 - three-month TIBOR plus 0.436%	250	273
4.750% Notes due June 2025	599	598
3.750% Notes due February 2026	687	690
6.000% Notes due January 2028	396	—
4.875% Notes due June 2029	658	659
4.875% Notes due May 2030	687	690
Euro Term Loans	265	389
Delayed Draw Term Loan	150	—
3.600% HUF Bonds due December 2031	264	301
India Facilities	79	84
Other	—	31
Debt issuance costs	(19)	(18)
	4,016	4,197
Current portion, net of debt issuance costs	(494)	(949)
Non-current portion	$3,522	$3,248
The weighted-average interest rate for the Company's long-term debt was 4.5% and 4.0% as of December 31, 2022 and March 31, 2022, respectively.
Scheduled repayments of the Company's bank borrowings and long-term debt as of December 31, 2022 are as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2023 (1)	$26
2024	468
2025	250
2026	1,286
2027	—
Thereafter	2,005
Total	$4,035
(1)Represents estimated repayments for the remaining fiscal three-month period ending March 31, 2023.
Notes due January 2028
In December 2022, the Company issued $400 million of 6.000% Notes due 2028 (the “Notes”). The Company received proceeds of approximately $396 million, net of discount, from the issuance which were used, together with cash on hand, for general corporate purposes, which includes redeeming its 2023 notes on December 20, 2022 and for working capital requirements. The Company incurred and capitalized as a direct reduction to the carrying amount of the Notes presented on the balance sheet of approximately $4 million of costs in conjunction with the issuance of the Notes.
Interest on the Notes is payable on January 15 and July 15 of each year, beginning on July 15, 2023. The Notes are senior unsecured obligations of the Company and rank equally with all of the Company's other existing and future senior and unsecured debt obligations.
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
In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Notes will become due and payable immediately without further action or notice. If any other event of default under the indenture occurs or is continuing, the trustee or holders of at least 25% in aggregate principal amount of the then outstanding Notes may declare the entire principle of Notes, together with all accrued and unpaid interest, if any, to be due and payable immediately, but upon certain conditions such declaration and its consequences may be rescinded and annulled by the holders of a majority in principal amount of the Notes. As of December 31, 2022, the Company was in compliance with the covenants in the indenture governing the Notes.
Euro Term Loan due December 2023
In December 2022, the Company borrowed €250 million (approximately $265 million as of December 31, 2022), under a 1-year term-loan agreement. The proceeds of the term loan were used to repay outstanding debt of a €250 million Euro term loan due on December 9, 2022. Borrowings under this term loan bear interest at Euro Interbank Offered Rate (EURIBOR) rate plus 0.7% per annum, which is payable in full on the last day of each 3-month interest period. The term loan is repayable upon maturity, and the borrowings have been included as bank borrowings and current portion of long-term debt under the condensed consolidated balance sheet.
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
Delayed Draw Term Loan
In September 2022, the Company entered into a $450 million delayed draw term loan agreement. Borrowings under the delayed draw term loan may be used for working capital, capital expenditures, refinancing of current debt, and other general corporate purposes. All borrowings under the delayed draw term loan will become due on the date that is 364 days after the initial borrowing. Interest is based on either (a) a Term SOFR-based formula plus a margin of 100.0 basis points to 162.5 basis points, depending on the Company’s credit ratings, or (b) a Base Rate formula plus a margin of 0.0 basis point to 62.5 basis points, depending on the Company's credit ratings. On November 30, 2022, the Company borrowed $450 million under the delayed draw term loan. Of this amount, $300 million was repaid in December 2022. As of December 31, 2022, the Company had $150 million in borrowings outstanding under the delayed draw term loan agreement, which amount is due on November 29, 2023.
The Euro term loan, the 2027 Credit Facility, and delayed draw term loan are unsecured, and contain customary restrictions on the ability of the Company and its subsidiaries to (i) incur liens, (ii) dispose of assets and (iii) make certain acquisitions of other entities. The Euro term loan also contains a restriction on the ability of the Company and its subsidiaries to change its line of business. The 2027 Credit Facility and delayed draw term loan also contain a restriction on the ability of the Company and its subsidiaries to engage in transaction with affiliates. These covenants are subject to a number of significant exceptions and limitations. The Euro term loan, the 2027 Credit Facility, and delayed draw term loan agreement also require that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio. As of December 31, 2022, the Company was in compliance with the covenants under the Euro term loan, the 2027 Credit Facility, and delayed draw term loan agreement.

7.  INTEREST AND OTHER, NET
Interest and other, net for the three and nine-month periods ended December 31, 2022 and December 31, 2021 are primarily composed of the following:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(In millions)
Interest expenses on debt obligations	$49	$38	$136	$113
AR sales program related expenses	13	1	26	3
Equity in (earnings) loss on investments	(3)	(30)	3	(52)
Brazil tax credit (1)	—	(1)	—	(150)
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

As of December 31, 2022, the aggregate notional amount of the Company’s outstanding foreign currency derivative contracts was $11.5 billion as summarized below:

	Foreign Currency Amount		Notional Contract Value in USD
Currency	Buy	Sell	Buy	Sell
	(In millions)
Cash Flow Hedges
CNY	1,759	—	$252	$—
EUR	279	38	281	41
HUF	141,230	—	421	—
ILS	376	—	106	—
JPY	33,525	—	300	—
MXN	7,826	—	403	—
MYR	510	101	115	23
Other	N/A	N/A	138	5
			2,016	69
Other Foreign Currency Contracts
BRL	—	1,060	—	201
CAD	122	72	90	53
CNY	3,917	—	562	—
EUR	2,364	2,527	2,509	2,673
GBP	247	287	297	346
HUF	90,357	77,398	238	204
ILS	645	286	182	81
INR	18,673	406	225	5
MXN	9,654	7,424	497	382
MYR	1,653	786	374	178
PLN	274	214	62	48
Other	N/A	N/A	142	100
			5,178	4,271

Total Notional Contract Value in USD			$7,194	$4,340
As of December 31, 2022, the fair value of the Company’s short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of interest and other, net in the condensed consolidated statements of operations. As of December 31, 2022 and March 31, 2022, the Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. The deferred loss was $23 million as of December 31, 2022, and is expected to be recognized as a component of cost of sales and net sales in the condensed consolidated statements of operations over the next twelve-month period, except for the USD JPY cross currency swap, the USD HUF cross currency swaps and the USD EUR cross currency swap, which are further discussed below.
The Company entered into a USD JPY cross currency swap in April 2019 to hedge the foreign currency risk on the JPY term loan due April 2024, and the fair value of the cross currency swap was included in current and long-term other liabilities as of December 31, 2022. The Company entered into USD HUF cross currency swaps in December 2021 to hedge the foreign currency risk on the HUF bonds due December 2031, and the fair value of the cross currency swaps was included in current and long-term other liabilities as of December 31, 2022. Additionally, the Company entered into a USD EUR cross currency swap in November 2022 to hedge the foreign currency risk on the EUR term loan due December 2023, and the fair value of the cross currency swap was included in current assets as of December 31, 2022. The changes in fair value of the cross currency swaps are reported in accumulated other comprehensive loss. In addition, corresponding amounts are reclassified out of accumulated other comprehensive loss to interest and other, net to offset the remeasurement of the underlying JPY and EUR loan principal and HUF bond principal, which also impact the same line.
The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2022	March 31, 2022	Balance Sheet Location	December 31, 2022	March 31, 2022
	(In millions)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$40	$22	Other current liabilities	$28	$35
Foreign currency contracts	Other assets	$—	$—	Other liabilities	$112	$61

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$37	$21	Other current liabilities	$41	$26
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

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	December 31, 2022			December 31, 2021
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Beginning balance	$(73)	$(279)	$(352)	$(49)	$(88)	$(137)
Other comprehensive gains (loss) before reclassifications	77	80	157	(27)	(14)	(41)
Net (gains) loss reclassified from accumulated other comprehensive loss	(49)	—	(49)	14	6	20
Net current-period other comprehensive gains (loss)	28	80	108	(13)	(8)	(21)
Ending balance	$(45)	$(199)	$(244)	$(62)	$(96)	$(158)

	Nine-Month Periods Ended
	December 31, 2022			December 31, 2021
	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Beginning balance	$(66)	$(116)	$(182)	$(42)	$(77)	$(119)
Other comprehensive loss before reclassifications	(72)	(83)	(155)	(20)	(24)	(44)
Net gains reclassified from accumulated other comprehensive loss	93	—	93	—	5	5
Net current-period other comprehensive gains (loss)	21	(83)	(62)	(20)	(19)	(39)
Ending balance	$(45)	$(199)	$(244)	$(62)	$(96)	$(158)
Substantially all unrealized gains and losses relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three and nine-month periods ended December 31, 2022 were reclassified out of accumulated other comprehensive loss to interest and other, net and cost of sales in the condensed consolidated statement of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges. The tax impacts on the changes in accumulated other comprehensive loss for the three-month periods ended December 31, 2022 and 2021 were $9 million and $1 million tax benefits, respectively. The tax impacts on the changes in accumulated other comprehensive loss for the nine-month periods ended December 31, 2022 and 2021 were immaterial and $1 million tax benefits, respectively.

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
During the nine-month periods ended December 31, 2022 and December 31, 2021, no accounts receivable were sold under the ABS Programs.
Trade Accounts Receivable Sale Programs
The Company also sells accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $0.8 billion and $0.6 billion as of December 31, 2022 and March 31, 2022, respectively. For the nine-month periods ended December 31, 2022 and December 31, 2021, total accounts receivable sold to certain third-party banking institutions was approximately $2.6 billion and $1.0 billion, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received was included as cash provided by operating activities in the condensed consolidated statements of cash flows.

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
Level 1 - Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. There were no balances classified as level 1 in the fair value hierarchy as of December 31, 2022 and March 31, 2022.
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
The Company’s cash equivalents include bank time deposits and money market funds, which are valued using level 2 inputs, such as interest rates and maturity periods. Due to their short-term nature, their carrying amount approximates fair value.
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
There were no transfers between levels in the fair value hierarchy during the nine-month periods ended December 31, 2022 and December 31, 2021.

Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and March 31, 2022:

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$1,392	$—	$1,392
Foreign currency contracts (Note 8)	—	77	—	77
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	37	—	37
Liabilities:
Foreign currency contracts (Note 8)	$—	$(181)	$—	$(181)

	Fair Value Measurements as of March 31, 2022
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$2,285	$—	$2,285
Foreign currency contracts (Note 8)	—	43	—	43
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	39	—	39
Liabilities:				0
Foreign currency contracts (Note 8)	$—	$(122)	$—	$(122)
Other financial instruments
The following table presents the Company’s major debts not carried at fair value:

	As of December 31, 2022		As of March 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In millions)
5.000% Notes due February 2023	$—	$—	$500	$511	Level 1
Term Loan due April 2024 - three-month TIBOR plus 0.436%	250	250	273	273	Level 2
4.750% Notes due June 2025	599	590	598	615	Level 1
3.750% Notes due February 2026	687	650	690	690	Level 1
6.000% Notes due January 2028	396	397	—	—	Level 1
4.875% Notes due June 2029	658	621	659	687	Level 1
4.875% Notes due May 2030	687	644	690	713	Level 1
Euro Term Loans	265	265	389	389	Level 2
Delayed Draw Term Loan	150	150	—	—	Level 2
3.600% HUF Bonds due December 2031	264	190	301	301	Level 2
India Facilities	79	79	84	84	Level 2
The Notes due June 2025, February 2026, January 2028, June 2029 and May 2030 are valued based on broker trading prices in active markets. HUF Bonds are valued based on the broker trading prices in an inactive market.
The Term Loan due April 2024, Euro Term Loans, Delayed Draw Term Loan, and India Facilities bear interest at floating interest rates, and therefore, as of December 31, 2022, the carrying amounts approximate fair values.

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
One of the Company's Brazilian subsidiaries has received assessments for certain sales and import taxes. There were originally six tax assessments totaling the updated amount of 374 million Brazilian reals (approximately USD $71 million based on the exchange rate as of December 31, 2022). The Company successfully defeated one of the six assessments in September 2019 (totaling approximately 61 million Brazilian reals or USD $12 million). The Company successfully defeated another three of the assessments in September 2022 (totaling approximately 229 million Brazilian reals or USD $43 million), each of which remains subject to appeal. The Company was unsuccessful at the administrative level for one of the assessments and filed an annulment action in federal court in Brasilia, Brazil on March 23, 2020; the updated value of that assessment is 34 million Brazilian reals (approximately USD $6 million). One of the assessments remains in the review process at the administrative level. The Company believes there is no legal basis for any of these assessments and that it has meritorious defenses. The Company will continue to vigorously oppose all of these assessments, as well as any future assessments. The Company does not expect final judicial determination on any of these claims in the near future.
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
A foreign Tax Authority (“Tax Authority”) has assessed a cumulative total of approximately $167 million in taxes owed for multiple Flex legal entities within its jurisdiction for various fiscal years ranging from fiscal year 2010 through fiscal year 2019.

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

13.  SHARE REPURCHASES
During the three and nine-month periods ended December 31, 2022, the Company repurchased 2.1 million and 17.8 million shares at an aggregate purchase price of $40 million and $293 million, respectively, and retired all of these shares.
Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $1.0 billion in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Annual General Meeting held on August 25, 2022. As of December 31, 2022, shares in the aggregate amount of $937 million were available to be repurchased under the current plan.

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
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include intangible amortization, stock-based compensation, restructuring charges, legal and other, and interest and other, net. A portion of depreciation is allocated to the respective segments, together with other general corporate research and development and administrative expenses.

Selected financial information by segment is in the table below. Historical information for the first three quarters of the fiscal year ended March 31, 2022 have been recast to reflect the new operating and reportable segments in the table below and in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(In millions)
Net sales:
Flex Agility Solutions	$4,029	$3,581	$12,024	$10,450
Flex Reliability Solutions	3,225	2,711	9,493	7,758
Nextracker	516	338	1,384	1,018
Intersegment eliminations	(14)	(11)	(32)	(36)
	$7,756	$6,619	$22,869	$19,190
Segment income and reconciliation of income before income taxes:
Flex Agility Solutions	$181	$163	$523	$453
Flex Reliability Solutions	143	136	465	407
Nextracker	60	18	133	68
Corporate and Other	(12)	(19)	(43)	(54)
Total segment income	372	298	1,078	874
Reconciling items:
Intangible amortization	19	15	62	45
Stock-based compensation	27	25	80	69
Restructuring charges	5	2	5	10
Legal and other (1)	—	5	13	5
Interest and other, net	59	8	152	(103)
Income before income taxes	$262	$243	$766	$848
(1)Legal and other consists of costs not directly related to core business results and may include matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims and other issues on a global basis as well as acquisition related costs and customer related asset impairments (recoveries). During the third quarter of fiscal year 2022, the Company incurred $5 million in acquisition-related costs related to the acquisition of Anord Mardix. During the first half of fiscal year 2023, the Company accrued for certain loss contingencies where losses are considered probable and estimable.
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
15. SUBSEQUENT EVENTS
On January 13, 2023, the Company announced that its subsidiary, Nextracker Inc. ("Nextracker"), publicly filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission ("SEC") relating to a proposed initial public offering of shares of Nextracker's Class A common stock. The initial public offering and its timing are subject to market and other conditions and the SEC’s review process, and there can be no assurance that we will proceed with such offering or any alternative transaction.

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
Update on the Impact of COVID-19, Component Shortages and Logistical Constraints on our Business
With the second wave of the global pandemic including follow-on variants of COVID-19, there have been renewed disease control measures being taken to limit the spread including movement bans and shelter-in-place orders. Although not materially impacting our results for the first three quarters of fiscal year 2023, with the lockdowns in China in the first half of fiscal year 2023 and recent COVID-19 outbreaks in China, we have experienced temporary plant closures and/or restrictions at certain of our manufacturing facilities in China. We continue to closely monitor the situation in all the locations where we operate. Our priority remains the welfare of our employees. In addition, our end markets continue to be impacted by the global supply chain disruptions. Component shortages and logistical constraints are pervasive across the entire value chain. We expect persistent waves of COVID-19 to remain a headwind into the near future. Component shortages and significantly increased logistic costs are also expected to persist at least in the near future. We continue to carefully monitor potential supply chain disruptions due to ongoing tightness in the overall component environment. Refer to “Risk Factors - The ongoing COVID-19 pandemic has materially and adversely affected our business and results of operations. The duration and extent to which it will continue to adversely impact our business and results of operations remains uncertain and could be material.” and “-- Supply chain disruptions, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, could affect our ability to meet customer demand, lead to higher costs, or result in excess or obsolete inventory. We have been and continue to be adversely affected by supply chain issues, including shortages of required electronic components.” as disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.
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
Other Developments
On January 13, 2023, we announced that our subsidiary, Nextracker Inc. ("Nextracker") publicly filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission ("SEC") relating to the proposed initial public offering of Nextracker's Class A common stock. The initial public offering and its timing are subject to market and other conditions and the SEC’s review process, and there can be no assurance that we will proceed with such offering or any alternative transaction. Refer to "Risk Factors - We are pursuing alternatives for our Nextracker business, including a full or partial separation of the business, through an initial public offering of Nextracker or otherwise, which may not be consummated as or when planned or at all, and may not achieve the intended benefits." as disclosed in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.
On February 1, 2022, one of our subsidiaries sold Series A Preferred Units representing a 16.7% interest in Nextracker to TPG Rise for an aggregate purchase price of $500 million. The sale of the 16.7% interest in Nextracker reflected an implied value for Nextracker as of the date of the sale of $3.0 billion. See Note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 for further information.
This Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022 does not constitute an offer to sell or a solicitation of an offer to buy securities, and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of that jurisdiction.

Business Overview
We are one of the world's largest providers of global supply chain solutions, with revenues of $22.9 billion for the nine-month period ended December 31, 2022 and $26.0 billion in the fiscal year ended March 31, 2022. We have established an extensive network of manufacturing facilities in the world's major consumer and enterprise markets (Asia, the Americas, and Europe) to serve the growing outsourcing needs of both multinational and regional customers. We design, build, ship, and service consumer and enterprise products for our customers through a network of over 100 facilities in approximately 30 countries across four continents. We also provide intelligent, integrated solar tracker and software solutions used in utility-scale and ground-mounted distributed generation solar projects around the world. The following tables set forth the relative percentages and dollar amounts of net sales by region and by country, and net property and equipment by country, based on the location of our manufacturing sites:

	Three-Month Periods Ended				Nine-Month Periods Ended
	December 31, 2022		December 31, 2021		December 31, 2022		December 31, 2021
	(In millions)
Net sales by region:
Americas	$3,455	45%	$2,681	41%	$10,182	45%	$7,865	41%
Asia	2,748	35%	2,548	38%	8,016	35%	7,260	38%
Europe	1,553	20%	1,390	21%	4,671	20%	4,065	21%
	$7,756		$6,619		$22,869		$19,190

Net sales by country:
China	$1,759	23%	$1,598	24%	$5,113	22%	$4,676	24%
Mexico	1,703	22%	1,250	19%	4,859	21%	3,710	19%
U.S.	1,188	15%	849	13%	3,651	16%	2,571	13%
Malaysia	650	8%	527	8%	1,853	8%	1,350	7%
Brazil	548	7%	568	9%	1,622	7%	1,533	8%
Hungary	327	4%	265	4%	944	4%	912	5%
Other	1,581	21%	1,562	23%	4,827	22%	4,438	24%
	$7,756		$6,619		$22,869		$19,190

	As of		As of
Property and equipment, net:	December 31, 2022		March 31, 2022
	(In millions)
Mexico	$716	31%	$626	29%
U.S.	367	16%	354	17%
China	336	15%	299	14%
Malaysia	144	6%	110	5%
Hungary	129	6%	118	6%
India	105	5%	129	6%
Other	492	21%	489	23%
	$2,289		$2,125
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

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	92.4	92.6	92.5	92.5
Restructuring charges	0.1	—	—	0.1
Gross profit	7.5	7.4	7.5	7.4
Selling, general and administrative expenses	3.1	3.4	3.2	3.3
Intangible amortization	0.3	0.3	0.3	0.2
Operating income	4.1	3.7	4.0	3.9
Interest and other, net	0.7	0.1	0.7	(0.5)
Income before income taxes	3.4	3.6	3.3	4.4
Provision for income taxes	0.3	0.2	0.4	0.4
Net income	3.1%	3.4%	2.9%	4.0%
Net income attributable to redeemable noncontrolling interest	0.1	—	0.1	—
Net income attributable to Flex Ltd.	3.0%	3.4%	2.8%	4.0%
Net sales
The following table sets forth our net sales by segment, and their relative percentages (the sum of the individual percentages may not equal 100% due to rounding):

	Three-Month Periods Ended				Nine-Month Periods Ended
	December 31, 2022		December 31, 2021		December 31, 2022		December 31, 2021
	(In millions)
Net sales:
Flex Agility Solutions	$4,029	52%	$3,581	54%	$12,024	53%	$10,450	54%
Flex Reliability Solutions	3,225	42%	2,711	41%	9,493	42%	7,758	40%
Nextracker	516	7%	338	5%	1,384	6%	1,018	5%
Intersegment eliminations	(14)	—%	(11)	—%	(32)	—%	(36)	—%
	$7,756		$6,619		$22,869		$19,190
Net sales during the three-month period ended December 31, 2022 totaled $7.8 billion, representing an increase of approximately $1.1 billion, or 17% from $6.6 billion during the three-month period ended December 31, 2021. Net sales for our FAS segment increased approximately $0.4 billion, or 13% from the three-month period ended December 31, 2021, primarily driven by strong year-over-year growth in our Communications, Enterprise and Cloud ("CEC") business and a low single-digit year-over-year increase in our Lifestyle business due to new program wins, ramps, and clear-to-build improvement. These increases in FAS were offset by a low double-digit year-over-year decrease in our Consumer Devices business due to relatively softer market demand and a planned project completion in the fiscal year ended March 31, 2022. Net sales for our FRS segment increased approximately $0.5 billion, or 19% from the three-month period ended December 31, 2021, primarily driven by a strong year-over-year increases in our Industrial and Automotive businesses and a high single-digit year-over year increase in our Health Solutions business due to strong customer demand and ramps across various end markets coupled with incremental revenues from our Anord Mardix acquisition, despite continued supply constraints. Net sales for our Nextracker segment increased approximately $0.2 billion, or 53% from the three-month period ended December 31, 2021, primarily driven by an increase in gigawatts delivered and, to a lesser extent, an increased average selling price. Net sales increased across all regions with a $0.8 billion increase to $3.5 billion in the Americas, a $0.2 billion increase to $2.7 billion in Asia, and a $0.2 billion increase to $1.6 billion in Europe.

Net sales during the nine-month period ended December 31, 2022 totaled $22.9 billion, representing an increase of approximately $3.7 billion, or 19% from $19.2 billion during the nine-month period ended December 31, 2021. Net sales for our FAS segment increased approximately $1.6 billion, or 15% from the nine-month period ended December 31, 2021, primarily driven by strong growth in our CEC business and a mid single-digit increase in our Lifestyle business during the current year due to new ramps, customer expansion, continued recoveries in consumer spending along with some effect from inflation pass-through while overcoming challenges from supply constraints. These increases in FAS were offset by a high-teen decrease in our Consumer Device business during the current year due to the same factors in the three-month periods discussion above. Net sales for our FRS segment increased approximately $1.7 billion, or 22% from the nine-month period ended December 31, 2021, primarily driven by strong increases in our Industrial and Automotive businesses, and a mid single-digit year-over year increase in our Health Solutions business during the current year due to strong customer demand and ramps across various end markets coupled with incremental revenues from our Anord Mardix acquisition and the recovery of inflationary costs, despite continued supply constraints noted above. Net sales for our Nextracker segment increased approximately $0.4 billion, or 36% from the nine-month period ended December 31, 2021, primarily driven by an increase in gigawatts delivered and, to a lesser extent, an increased average selling price which was in part driven by an increase in logistics costs. Net sales increased across all regions with a $2.3 billion increase to $10.2 billion in the Americas, a $0.8 billion increase to $8.0 billion in Asia, and a $0.6 billion increase to $4.7 billion in Europe.
Our ten largest customers during the three and nine-month periods ended December 31, 2022 and December 31, 2021 accounted for approximately 35% of net sales. No customer accounted for more than 10% of net sales during the three and nine-month periods ended December 31, 2022 or December 31, 2021.
Cost of sales
Cost of sales is affected by a number of factors, including the number and size of new manufacturing programs, product mix, labor cost fluctuations by region, component costs and availability and capacity utilization.
Cost of sales during the three-month period ended December 31, 2022 totaled $7.2 billion, representing an increase of approximately $1.0 billion, or 17% from $6.1 billion during the three-month period ended December 31, 2021. The higher cost of sales for the three-month period ended December 31, 2022 was primarily driven by increased consolidated sales of approximately $1.1 billion, representing an increase of 17%. Cost of sales in FAS for the three-month period ended December 31, 2022 increased approximately $0.4 billion, or 13% from the three-month period ended December 31, 2021, which is relatively in line with the overall 13% increase in FAS revenue during the same period, primarily as a result of higher revenue in our CEC and Lifestyle businesses. Cost of sales in FRS for the three-month period ended December 31, 2022 increased approximately $0.5 billion, or 20% from the three-month period ended December 31, 2021, which is primarily attributed to the overall 19% increase in FRS revenue during the same period, primarily as a result of higher revenue in our Industrial and Automotive businesses, combined with operational investments in our Health Solutions and Automotive businesses. Cost of sales in our Nextracker segment for the three-month period ended December 31, 2022 increased approximately $0.1 billion, or 42% from the three-month period ended December 31, 2021, primarily due to the 53% increase in Nextracker revenue during the same period, partially offset by improved recovery on freight and logistics cost increases.
Cost of sales during the nine-month period ended December 31, 2022 totaled $21.2 billion, representing an increase of approximately $3.4 billion, or 19% from $17.8 billion during the nine-month period ended December 31, 2021. The higher cost of sales for the nine-month period ended December 31, 2022 was primarily driven by increased consolidated sales of approximately $3.7 billion, representing an increase of 19%. Cost of sales in FAS for the nine-month period ended December 31, 2022 increased approximately $1.5 billion, or 15% from the nine-month period ended December 31, 2021, which is aligned with the overall 15% increase in FAS revenue during the same period primarily due to the drivers noted in the discussion above for the three-month periods. Cost of sales in FRS for the nine-month period ended December 31, 2022 increased approximately $1.6 billion, or 23% from the nine-month period ended December 31, 2021, which is relatively in line with the overall 22% increase in FRS revenue during the same period, primarily due to the drivers noted in the discussion above for the three-month periods. Cost of sales in our Nextracker segment for the nine-month period ended December 31, 2022 increased approximately $0.3 billion, or 31% from the nine-month period ended December 31, 2021, which is relatively in line with the overall 36% increase in Nextracker revenue during the same period, primarily due to the drivers noted in the discussion above for the three-month periods.
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
Gross profit during the three-month period ended December 31, 2022 increased $0.1 billion to $0.6 billion, or 7.5% of net sales, from $0.5 billion, or 7.4% of net sales, during the three-month period ended December 31, 2021. Gross margin improved 10 basis points during the three-month period ended December 31, 2022 primarily due to the overall strong customer demand across various end markets which allowed for improved fixed cost absorption, despite continued pressure on margin from component shortages, logistics constraints and the pass-through effect of inflationary cost recoveries.
Gross profit during the nine-month period ended December 31, 2022 increased $0.3 billion to $1.7 billion, or 7.5% of net sales, from $1.4 billion, or 7.4% of net sales, during the nine-month period ended December 31, 2021. Gross margin improved 10 basis points during the same period due to the same factors noted above in the three-month periods discussion.
Segment income
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include intangible amortization, stock-based compensation, restructuring charges, legal and other, and interest and other, net. A portion of depreciation is allocated to the respective segments, together with other general corporate research and development and administrative expenses.
The following table sets forth segment income and margins. Segment margins in the table below may not recalculate exactly due to rounding and are calculated based on unrounded numbers.

	Three-Month Periods Ended				Nine-Month Periods Ended
	December 31, 2022		December 31, 2021		December 31, 2022		December 31, 2021
	(In millions)
Segment income:
Flex Agility Solutions	$181	4.5%	$163	4.6%	$523	4.4%	$453	4.3%
Flex Reliability Solutions	143	4.4%	136	5.0%	465	4.9%	407	5.2%
Nextracker	60	11.7%	18	5.5%	133	9.6%	68	6.7%
FAS segment margin decreased approximately 10 basis points, to 4.5%, for the three-month period ended December 31, 2022, from 4.6% for the three-month period ended December 31, 2021. The margin decrease was driven by elevated costs due to component shortages and logistics constraints combined with certain inflation pass-through recoveries. The FAS segment margin increased approximately 10 basis point, to 4.4% for the nine-month period ended December 31, 2022, from 4.3% for the nine-month period ended December 31, 2021. The increase in FAS segment margin during the nine-month period ended is primarily due to strong execution against new project ramps and product mix, partially offset by elevated costs due to component shortages and logistics constraints and the effect of certain inflation pass-through recoveries.
FRS segment margin decreased approximately 60 basis points, to 4.4% for the three-month period ended December 31, 2022, from 5.0% for the three-month period ended December 31, 2021. The margin decrease in FRS was primarily driven by component shortage related production disruptions, inflationary cost pressures as well as additional near-term operational investments impacting our Automotive and Health Solutions businesses during the three-month period ended December 31, 2022. FRS segment margin decreased approximately 30 basis points, to 4.9% for the nine-month period ended December 31, 2022, from 5.2% for the nine-month period ended December 31, 2021. The decrease in FRS segment margin during the nine-month period ended is due to the same factors noted in the discussion above for the three-month periods.
Nextracker segment margin increased approximately 620 basis points, to 11.7% for the three-month period ended December 31, 2022, from 5.5% for the three-month period ended December 31, 2021. The margin increase was driven by improved pricing and better cost controls and better cost absorption with increased revenue. Nextracker segment margin increased approximately 290 basis points, to 9.6% for the nine-month period ended December 31, 2022, from 6.7% for the nine-month period ended December 31, 2021. The increase in Nextracker segment margin during the nine-month period ended is due to the same factors noted in the discussion above for the three-month periods.
Restructuring charges
During the three and nine-month periods ended December 31, 2022, we recognized approximately $5 million of restructuring charges, primarily related to employee severance. During the three and nine-month periods ended December 31,

2021, we recognized approximately $2 million and $10 million of restructuring charges, respectively, primarily related to employee severance.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) was approximately $0.2 billion, or 3.1% of net sales, during the three-month period ended December 31, 2022, increasing $18 million from approximately $0.2 billion and improving 30 basis points from 3.4% of net sales, during the three-month period ended December 31, 2021 and SG&A was $0.7 billion, or 3.2% of net sales, during the nine-month period ended December 31, 2022, increasing $91 million from $0.6 billion and improving 10 basis points from 3.3% of net sales, during the nine-month period ended December 31, 2021, which reflects our enhanced cost control efforts to support higher revenue growth while keeping our SG&A expenses relatively flat.
Intangible amortization
Amortization of intangible assets increased to $19 million during the three-month period ended December 31, 2022, from $15 million for the three-month period ended December 31, 2021, and increased to $62 million during the nine-month period ended December 31, 2022, from $45 million for the nine-month period ended December 31, 2021, primarily due to amortization expense related to new intangible assets from the Anord Mardix acquisition completed in December 2021.
Interest and other, net
Interest and other, net was an expense of $59 million during the three-month period ended December 31, 2022 compared to expense of $8 million during the three-month period ended December 31, 2021, primarily due to a lower gain from equity in earnings recognized for certain of our non-core equity method investments, loss from foreign exchange transactions, higher expenses from our accounts receivable sales programs, coupled with higher interest expense compared to the prior year period.
Interest and other, net was an expense of $152 million during the nine-month period ended December 31, 2022 compared to income of $103 million during the nine-month period ended December 31, 2021, due to the absence of the $150 million gain related to a certain tax credit recorded upon approval of a "Credit Habilitation" request by the relevant Brazilian tax authorities in the nine-month period ended December 31, 2021, coupled with the same drivers noted in the discussion above.
Income taxes
Certain of our subsidiaries, at various times, have been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to note 15, “Income Taxes” of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 for further discussion.
The consolidated effective tax rate was 10% and 13% for the three and nine-month periods ended December 31, 2022, and 7% and 9% for the three and nine-month periods ended December 31, 2021, respectively. The effective tax rate varies from the Singapore statutory rate of 17% as a result of recognition of earnings in different jurisdictions (we generate most of our revenues and profits from operations outside of Singapore), operating loss carryforwards, income tax credits, release of previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effect of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, the Netherlands and Israel. The effective tax rates for the three and nine-month periods ended December 31, 2022 were higher than the effective tax rates for the three-month and nine-month periods ended December 31, 2021 due to the changing jurisdictional mix of income and a $17 million release of a previously established valuation allowance on deferred tax assets because of the recognition of a $17 million in net deferred tax liability recorded in connection with the Anord Mardix acquisition during the three-month and nine-month periods ended December 31, 2021.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law, which includes a new corporate minimum tax, a stock repurchase excise tax, numerous green energy credits, other tax provisions, and significantly increased enforcement resources. We are evaluating the effects the IRA will have on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
In response to the recent challenging environment following the COVID-19 pandemic, we continuously evaluate our ability to meet our obligations over the next 12 months and have proactively reset our capital structure during these times to improve maturities and liquidity. As a result, we expect that our current financial condition, including our liquidity sources are adequate to fund current and future commitments. As of December 31, 2022, we had cash and cash equivalents of approximately $2.6 billion and bank and other borrowings of approximately $4.0 billion. As of December 31, 2022, we had a $2.5 billion revolving credit facility that is due to mature in July 2027 (the "2027 Credit Facility"), under which we had no borrowings outstanding. We also entered into a $450 million delayed draw term loan credit agreement, under which we had $150 million of borrowings outstanding as of December 31, 2022. Borrowings under the delayed draw term loan may be used for working capital, capital expenditures, refinancing of current debt, and other general corporate purposes. We also issued $400 million of 6.000% Notes due January 2028. The proceeds obtained, together with cash on hand, were used for general corporate purposes, which includes redeeming our 2023 notes on December 20, 2022 and for working capital requirements. We also borrowed €250 million (approximately $265 million as of December 31, 2022), under a 1-year term-loan agreement. The proceeds of the term loan were used to repay the outstanding €250 million Euro term loan due on December 9, 2022. Refer to note 6 to the condensed consolidated financial statement for details. As of December 31, 2022, we were in compliance with the covenants under all of our credit facilities and indentures.
Cash provided by operating activities was $0.5 billion during the nine-month period ended December 31, 2022, primarily driven by $0.7 billion of net income for the period plus $0.5 billion of non-cash charges such as depreciation, amortization, and stock-based compensation offset by changes in net working capital as discussed below.
We believe net working capital ("NWC") and net working capital as a percentage of annualized net sales are key metrics that measure our liquidity. Net working capital is calculated as current quarter accounts receivable, net of allowance for doubtful accounts, plus inventories and contract assets, less accounts payable. Net working capital increased $1.5 billion to $5.7 billion as of December 31, 2022, from $4.2 billion as of March 31, 2022. This increase is primarily driven by a $1.3 billion increase in inventories due to strong demand, coupled with continued component shortages and logistics constraints, clear-to build constraints and logistics challenges driving up buffer stock and inventory pricing, and a $0.6 billion increase in net receivables, offset by a $0.4 billion increase in accounts payable due to increased inventory purchases. Our current quarter net working capital as a percentage of annualized net sales for the quarter ended December 31, 2022, increased to 18.2% from 15.4% of annualized net sales for the quarter ended March 31, 2022 due to component shortages, clear-to-build and logistics constraints. We continue to experience component shortages in the supply chain, and although we are actively managing these impacts, we expect continued working capital pressure in the near future. We expect it will take additional time to adequately drive down our inventory levels to align with the current demand environment. We are proactively working with our partners to rebalance safety and buffer stock requirements and we have an established enterprise-wide cross-functional initiative resetting our load planning. Component shortages and significantly increased logistics costs are also expected to persist at least in the near future. We are working diligently with our partners to secure needed parts and fulfill demand. In addition, to the extent possible, we have collaborated with our customers for working capital advances to offset the required investment in inventory. Advances from customers as of December 31, 2022 increased $0.8 billion to $2.2 billion from $1.4 billion as of March 31, 2022.
Cash used in investing activities was $0.4 billion during the nine-month period ended December 31, 2022. This was primarily driven by $0.4 billion of net capital expenditures for property and equipment to continue expanding capabilities and capacity in support of our expanding Automotive, Industrial, CEC, and Lifestyle businesses.
We believe adjusted free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our adjusted free cash flow is defined as cash from operations, less net purchases of property and equipment allowing us to present adjusted cash flows on a consistent basis for investor transparency. Our adjusted free cash flow for the nine-month periods ended December 31, 2022 and December 31, 2021 was an inflow of $0.1 billion and an inflow of $0.3 billion, respectively. Adjusted free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Adjusted free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Adjusted free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Nine-Month Periods Ended
	December 31, 2022	December 31, 2021
	(In millions)
Net cash provided by operating activities	$500	$664
Purchases of property and equipment	(455)	(333)
Proceeds from the disposition of property and equipment	20	9
Adjusted free cash flow	$65	$340
Cash used by financing activities was $0.5 billion during the nine-month period ended December 31, 2022, which was primarily driven by $0.3 billion of cash paid for the repurchase of our ordinary shares and $0.1 billion of net cash for repayments of bank borrowings and long-term debt.

Our cash balances are generated and held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months. As of December 31, 2022 and March 31, 2022, approximately 29% and 34%, respectively, of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $1.6 billion as of March 31, 2022). Repatriation could result in an additional income tax payment; however, for the majority of our foreign entities, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.
Future liquidity needs will depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, and the levels of shipments and changes in the volumes of customer orders.
We maintain global paying services agreements with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers who elect to participate in the program. The agreements allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. The cumulative payments due to suppliers participating in the programs amounted to approximately $0.4 billion and $1.1 billion for the three and nine-month periods ended December 31, 2022, respectively, and $0.4 billion and $0.9 billion for the three and nine-month periods ended December 31, 2021, respectively. Pursuant to their agreement with one of the financial institutions, certain suppliers may elect to be paid early at their discretion. We are not always notified when our suppliers sell receivables under these programs. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.
In addition, we maintain various uncommitted short-term financing facilities including but not limited to a commercial paper program, and a revolving sale and repurchase of subordinated notes established under the securitization facility, under which there were no borrowings outstanding as of December 31, 2022.
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
Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $1 billion in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 25, 2022. During the nine-month period ended December 31, 2022, we paid $293 million to repurchase shares under the current and prior repurchase plans at an average price of $16.50 per share. As of December 31, 2022, shares in the aggregate amount of $937 million were available to be repurchased under the current plan.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2022.
In July 2022, we entered into a new $2.5 billion credit facility which matures in July 2027, replacing our previous $2.0 billion credit facility, under which we had no borrowings outstanding as of December 31, 2022.
In September 2022, we entered into a $450 million delayed draw term loan credit agreement, under which we had $150 million of borrowings outstanding as of December 31, 2022. Borrowings under the delayed draw term loan may be used for working capital, capital expenditures, refinancing of current debt, and other general corporate purposes.
In December 2022, we issued $400 million of 6.000% Notes due January 2028. The proceeds obtained, together with cash on hand, were used for general corporate purposes, which includes redeeming our 2023 notes on December 20, 2022 and for working capital requirements.
In December 2022, we borrowed €250 million (approximately $265 million as of December 31, 2022) under a 1-year term-loan agreement. The proceeds of the term loan were used to repay the outstanding €250 million Euro term loan due on December 9, 2022.
Other than the changes discussed above, there were no material changes in our contractual obligations and commitments as of December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the nine-month period ended December 31, 2022 as compared to the fiscal year ended March 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2022. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We have not experienced any material impact to our internal control over financial reporting despite the fact that some of our employees involved in internal control over financial reporting have been working remotely for their health and safety during the COVID-19 pandemic. While the company is in the process of reintegrating personnel back into office settings where feasible, we are continually monitoring and assessing the potential impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our ordinary shares made by us for the period from October 1, 2022 through December 31, 2022:

Period (2)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 - November 4, 2022	1,224,782	$17.95	1,224,782	$955,039,844
November 5, 2022 - December 2, 2022	469,051	$20.25	469,051	$945,540,479
December 3, 2022 - December 31, 2022	389,489	$21.82	389,489	$937,040,935
Total	2,083,322		2,083,322
(1)During the period from October 1, 2022 through December 31, 2022, all purchases were made pursuant to the programs discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.
(2)On August 25, 2022, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $1.0 billion. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of December 31, 2022, shares in the aggregate amount of $937 million were available to be repurchased under the current plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

4.1	Indenture, dated as of June 6, 2019, by and between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee	8-K	000-23354	6/6/2019	4.1
4.2	Fifth Supplemental Indenture, dated as of December 7, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as trustee	8-K	000-23354	12/7/2022	4.2
4.3	Form of 6.000% Global Note due 2028 (included in Exhibit 4.2)	8-K	000-23354	12/7/2022	4.3
15.01	Letter in lieu of consent of Deloitte & Touche LLP					X
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

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

FLEX LTD.
(Registrant)

/s/ REVATHI ADVAITHI
Revathi Advaithi
Chief Executive Officer
(Principal Executive Officer)

Date:	January 27, 2023
/s/ PAUL R. LUNDSTROM
Paul R. Lundstrom
Chief Financial Officer
(Principal Financial Officer)

Date:	January 27, 2023