Form 10-K
period 2023-03-31
FLEX LTD.
filed 2023-05-19
CIK 866374

Use these links to rapidly review the document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of September 30, 2022, the aggregate market value of the Company's ordinary shares held by non-affiliates of the registrant was approximately $7.6 billion based upon the closing sale price as reported on the Nasdaq Global Select Market.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2023
Ordinary Shares, No Par Value	444,493,546
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement to be delivered to shareholders in connection with the Registrant's 2023 Annual General Meeting of Shareholders	Part III

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
Unless otherwise specifically stated, references in this report to "Flex," the "Company," "we," "us," "our" and similar terms mean Flex Ltd. and its subsidiaries.
ITEM 1.    BUSINESS
OVERVIEW
Flex is the diversified manufacturing partner of choice that helps market-leading brands design, build and deliver innovative products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, Flex supports the entire product lifecycle with advanced manufacturing solutions and operates one of the most trusted global supply chains. The Company also provides additional value to customers through a broad array of services, including design and engineering, component services, rapid prototyping, fulfillment, and circular economy solutions. Flex supports a diverse set of industries including cloud, communications, enterprise, automotive, industrial, consumer devices, lifestyle, healthcare, and energy. As of March 31, 2023, Flex's three operating and reportable segments were as follows:
•Flex Agility Solutions ("FAS"), which is comprised of the following end markets:
◦Communications, Enterprise and Cloud ("CEC"), including data infrastructure, edge infrastructure and communications infrastructure
◦Lifestyle, including appliances, consumer packaging, floorcare, micro mobility and audio
◦Consumer Devices, including mobile and high velocity consumer devices.
•Flex Reliability Solutions ("FRS"), which is comprised of the following end markets:
◦Automotive, including next generation mobility, autonomous, connectivity, electrification, and smart technologies
◦Health Solutions, including medical devices, medical equipment, and drug delivery
◦Industrial, including capital equipment, industrial devices, and renewables and grid edge.
•Nextracker, the leading provider of intelligent, integrated solar tracker and software solutions that are used in utility-scale and ground-mounted distributed generation solar projects around the world. Nextracker's products enable solar panels to follow the sun’s movement across the sky and optimize plant performance.
On February 13, 2023, the Company’s subsidiary, Nextracker Inc. ("Nextracker"), completed its initial public offering (the “IPO”) of 30,590,000 shares of its Class A common stock, par value $0.0001 per share (the “Nextracker Common Stock”), which included the exercise in full of the underwriters’ option to purchase 3,990,000 additional shares of Nextracker Common Stock at the public offering price of $24.00 per share, less underwriting discounts and commissions. Prior to the IPO, Nextracker was a wholly owned indirect subsidiary of Flex. Upon the closing of the IPO, Flex beneficially owned 61.4% of the total outstanding shares of Nextracker’s capital stock, including both Class A common stock and Class B common stock, voting as a single class. We continue to consolidate and present Nextracker as a segment subsequent to the IPO.

The FAS segment is optimized for speed to market, based on a highly flexible supply and manufacturing system. The FRS segment is optimized for longer product lifecycles requiring complex ramps with specialized production models and critical environments. Nextracker provides solar tracker technologies that optimize and increase energy production while reducing costs for significant plant return on investment.
Our customers include many of the world's leading technology, healthcare, automotive, and industrial companies. We are focused on establishing long-term relationships with our customers and have been successful in expanding relationships to incorporate additional product lines and services.
In fiscal year 2023, our ten largest customers accounted for approximately 34% of net sales. No customer accounted for greater than 10% of the Company's net sales in fiscal year 2023.
Flex believes that growth in the contract manufacturing services industry will be driven by increased complexities in products, markets, and environmental, social, and governance ("ESG") requirements. The “Digitization of Everything” is the mega-trend that is driving products—and even whole industries—to be smarter, more data-driven, and more connected. To make these next generation products, companies must integrate increasingly advanced technologies and build them at scale. Additionally, with regards to Nextracker, we believe that both the attractive cost of solar generation and increasing demand for renewable energy will drive continued growth in the utility-scale solar market.
In addition to the pandemic, rising global uncertainty over the past few years including trade and tariff issues, increasing geopolitical unrest, and severe labor shortages are creating further complexity. Companies are rethinking their entire production strategies. We are seeing a global rebalancing in sourcing and producing to maximize resiliency and decrease time to market. Sustainability is no longer an afterthought. Businesses are being held to a much higher standard for how and where their products are sourced and produced, and, increasingly, how they are disposed.
These complexities are making it harder for companies to manage their own supply chains and manufacturing operations. They are looking for trusted partners to help them navigate this complex environment. We believe that only a few outsourcing providers have the right capabilities and scale to meet these challenges effectively and profitably. Flex is one of these partners.
STRATEGY
Flex helps its customers responsibly design and build products that create value and improve people’s lives. We do this by providing our customers with product development lifecycle services, from innovation, design, and engineering, to manufacturing, supply chain solutions, component services, logistics, fulfillment and circular economy offerings. Flex’s strategy is to continue investing in areas where we can differentiate and add value, whether through engineering and design services, product technologies or developing differentiated processes and business methods. We are strengthening our abilities in software, robotics, artificial intelligence, factory automation, simulation, digital twins, and other disruptive technologies. We select ethical partners and integrate the supply chain so that our customers can operate efficiently and responsibly. We are committed to investing in our employees and communities, which includes addressing critical environmental issues.
People. To maintain competitiveness and world-class capabilities, we focus on hiring and retaining the world's best talent. We have focused on attracting the best engineering, functional and operational leaders and have accelerated efforts to develop the future leaders of the Company.
Customer Focus. We believe that building strong partnerships with our customers and delivering on our commitments strengthens trust and customer retention. For Flex, customers come first, and we have a relentless focus on delivering distinctive products and services in a cost-effective manner with fast time to market. We are highly collaborative and leverage our global system and processes to operate with speed and responsiveness to provide customers a reliable and resilient supply chain and responsible manufacturing technology solutions and services.
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

SERVICE OFFERINGS
Flex provides design, manufacturing and supply chain services through a network of over 100 locations in approximately 30 countries across four continents. We have established global scale through an extensive network of innovation labs, manufacturing operations, and services sites in the world's major consumer and enterprise products markets (Asia, the Americas, and Europe) to serve the supply chain needs of both multinational and regional companies.
We believe we have the broadest worldwide product development lifecycle solutions in the industry, from concept design to manufacturing to aftermarket and end of life services. We believe our key competitive advantages are our people, processes, and capabilities for making products, systems, and solutions for customers:
•Time to market advantage: Our sophisticated supply chain management tools and expertise allow us to provide customers with access to real-time information that increases visibility and reduces risk throughout the entire product lifecycle. Our experience with new product introductions and manufacturing ramps provides customers with a time to market advantage.
•Broad range of services: Our full range of services include innovation and design, engineering, manufacturing, supply chain management, component services, forward and reverse logistics, fulfillment, and circular economy solutions. Our deep cross-industry knowledge and multi-domain expertise accelerate the production of complex products for increasingly interconnected industries.
•Global and regional scale: Flex’s physical infrastructure includes over 100 facilities in approximately 30 countries, staffed by approximately 172,000 employees, providing customers with truly global scale and strategic geographic distribution capabilities to meet their market needs.
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
Our services include all processes necessary to design, build, ship, and service a wide range of products for customers. These services include:
Design and Engineering Services. Across all of the key industries and markets in which Flex does business, the Company offers industry-leading global design services, with extensive product design engineering resources that provide design services, product development, systems integration services, and solutions to satisfy a wide array of customer requirements, including:
•System architecture;
•User interface and industrial design;
•Cross-industry technologies;
•Hardware design;
•Software integration; and
•Design for excellence.
Flex has established state-of-the art innovation hubs in the Americas, Asia and Europe, with differentiated offerings and specialized services in emerging technologies from edge AI and connectivity to sensors integration for specific industries and markets. These innovation hubs offer customers geographically-focused centers of design services, help customers de-risk technologies, develop products from concept to volume production and go to market in a rapid, cost effective and low risk manner.
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
Systems Assembly and Manufacturing. Our systems assembly and manufacturing operations generate the majority of our revenues and include printed circuit board assembly and assembly of systems and subsystems that incorporate printed circuit boards and complex electromechanical components. We assemble electronic products with custom electronic enclosures on either a build-to-order or configure-to-order basis. As customers seek to provide greater functionality in physically smaller products, they increasingly require more sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and our expertise in innovative miniaturization, packaging and interconnective technologies enable us to offer a variety of leading-edge manufacturing solutions. We support a wide range of product demand profiles, from low-volume, high-complexity programs, to high-volume production. Our systems assembly and manufacturing capabilities include enclosures, testing services, and materials procurement and inventory management.
Power Solutions. We offer a full-service power supply business that provides a range of solutions from custom to highly scalable system solutions. We have expertise in high efficiency and high-density switching power supplies ranging from 1 to 3,000 watts. Our product portfolio includes chargers for smartphones and tablets, adapters for notebooks and gaming systems, and power supplies for the server, storage, and networking markets. The Flex company, Anord Mardix, offers an extensive product portfolio of critical power solutions including switchgear, busway, power distribution and modular power systems, along with monitoring solutions and services. This portfolio combined with our embedded power, server and storage products, racks and enclosures and full systems assembly capability provides the opportunity for growth in the data center market.
Solar Tracker and Software Solutions. Nextracker is the leading provider of intelligent, integrated solar tracker and software solutions used in utility-scale and ground-mounted distributed generation solar projects around the world. Nextracker's products enable solar panels in utility-scale power plants to follow the sun’s movement across the sky and optimize plant performance. By optimizing and increasing energy production and reducing costs, Nextracker's tracker products and software solutions offer significant return on investment (“ROI”). Single axis solar trackers generate up to 25% more energy than projects that use fixed-tilt systems that do not track the sun. Nextracker has developed an intelligent independent row tracking system with proprietary technology that we believe produces more energy, lowers operating costs, and is easier to deploy compared to other tracker products. Nextracker's tightly-integrated software solutions use advanced algorithms and artificial intelligence technologies to optimize the performance and capabilities of its tracker products.
Global Services and Solutions. By delivering value-added fulfillment, logistics, repair, refurbishment, recycling services and circular economy solutions, Flex Global Services and Solutions empowers customers to find the optimal route to market, deliver a seamless customer experience and build a sustainable, scalable competitive advantage. Our customers are enabled to maximize operational resiliency thanks to the breadth of our global scale, strategic insights and extensive visibility. The Company's suite of services is tailored to customers operating in the computing, consumer digital, infrastructure, industrial, mobile, automotive and healthcare industries.
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
Component Services. We provide manufacturing, customization, procurement, global logistics services and innovative supply chain solutions on a wide range of electronic components by utilizing the Flex global procurement and supply chain ecosystem to increase resiliency.
COMPETITION
The contract manufacturing services market is extremely competitive. Flex competes against numerous domestic and foreign manufacturing service providers, as well as current and prospective customers, who evaluate our capabilities in light of their own capabilities and cost structures.
In recent years, we have seen an increased level of diversification by many companies in the technology, automotive and healthcare industries along with the convergence of many industries being transformed by technology advances. Digitization and increasingly complex products require highly customized solutions, in turn resulting in significant changes to the overall manufacturing and supply chain landscape.
We believe the principal competitive factors in the contract manufacturing services market are quality and range of services; design and technological capabilities; cost; location of sites; sustainability; and responsiveness and flexibility. We believe we are extremely competitive with regard to all of these factors.
We also compete in the solar industry with Nextracker's specialized tracker solutions and we believe the principal factors that drive competition in this market include established track record of product performance; system energy yield; software capabilities; product features; total cost of ownership and return on investment; reliability; customer support; product warranty terms; services; supply chain and logistics capabilities; and vendor financial strength and stability. We believe Nextracker is extremely competitive with regard to all of these factors.
COMPETITIVE STRENGTHS
We continuously enhance our business through the development and expansion of our product and service offerings. We strive to maintain the efficiency and flexibility of the organization, with repeatable execution that adapts to macro-economic changes to provide clear value to customers, while increasing their competitiveness. We have a focused strategy on delivering value to customers through manufacturing technology, a trusted supply chain, a broad array of services, and domain expertise.
Global Scale and Regional Strength. We believe our global scale and regional capabilities are a significant competitive advantage, as customers increasingly require a broad range of manufacturing and supply chain services and solutions globally. Increasingly, customers are exploring transitioning to regional-based supply chains to enhance resiliency, take advantage of time to market and specific customization required to win in those markets. Our global expertise, footprint and diverse supply chain network provide customers with the ability to quickly adjust to changing regional, trade and manufacturing dynamics. We have a very balanced global manufacturing footprint with 38% of net sales in North America, 22% in China, 20% in Europe, the Middle East and Africa ("EMEA"), and 20% in other areas for the fiscal year ended March 31, 2023 (with net sales attributable to the country in which the product is manufactured, or service is provided).
Trusted Resilient Supply Chain. We offer one of the most trusted and resilient global supply chain services through a combination of digital supply chain capabilities, deep expertise, real time visibility and analytics, and collaborative supplier relationships to help customers navigate complex, global supply chains.
Long-Standing, Diverse Customer Relationships. We believe our long-term relationships with key customers are the result of our track record of meeting commitments and delivering value that increases customers' competitiveness. We serve a wide range of customers across six reporting units within the FAS and FRS segments in addition to our Nextracker business. No customer accounts for more than 10% of our annual revenue and the ten largest accounted for 34% of the Company’s net sales in fiscal year 2023. We believe we are well-positioned to grow faster than the industry average.
Cross-Industry Synergies. One of our competitive strengths is our ability to leverage technology from one industry and apply it to a different application within another industry. Examples include hyperscale datacenters, electrification and next generation mobility, human machine interface, and internet of things ("IoT"). These cross-industry synergies give our customers access to technology they would not otherwise have.
Industrial Parks; Cost-Efficient Manufacturing Services. We have developed self-contained industrial parks that co-locate manufacturing and logistics operations with our suppliers in various cost-efficient locations. These sites enhance supply chain management efficiency, while providing multi-technology solution value for customers.
Innovative and Reliable Tracker Solutions. Nextracker's solar trackers provide high levels of performance and operability and improve over time through software enhancements when coupled with our software solutions. The benefits of Nextracker's solutions include increased energy yield performance, superior constructability, reliability, ease of maintenance, and advanced software and sensor capabilities.
HUMAN CAPITAL MANAGEMENT
Culture underlies our stakeholder experience. Our values are intended to reflect and guide our behaviors and shape our culture. We endeavor for our values-driven culture to align us as we pursue our purpose, uphold our mission, live our values, advance toward our vision, and activate our strategy.
In support of cultivating an inclusive, high-performing culture with our workforce, we continued to proliferate our Ways of Working, four specific behaviors that bring our values to life through actions, provide a framework for how we make decisions, and support ongoing progress on our Flex Forward strategy. The purpose of these behaviors is to enable us to put our culture into practice and provide an accountability system through training and development as well as performance management systems to ensure our desired behaviors become a part of our everyday working norms. In 2022, we refreshed our leadership competencies to provide a common language and framework for our people leaders throughout the organization as it relates to leadership expectations, behaviors and skills necessary to lead the business and our people. Building on our vision, mission, values, and Ways of Working, we use this framework to assess, hire, train, and nurture our talent to develop the skills necessary for our ongoing success.
How we live our values defines our culture:
•We support each other as we strive to find a better way.

•We move fast with discipline and purpose.
•We do the right thing always.
We bring our values to life through four behaviors:
1.Respect and value others.
2.Collaborate and share openly.
3.Learn and adapt.
4.Honor commitments.
Our leadership competency framework includes three key elements of leadership to help leaders guide and develop our teams and execute on our strategy:
•People: Building and developing our people.
•Strategy: Defining and driving our strategy.
•Results: Executing and delivering results.
We believe that the performance of our Company is impacted by our human capital management, and as a result we consistently work to attract, select, develop, engage and retain strong, diverse talent. Our policies, philosophy and strategies support the inclusion of all people in our working environment. Further, we are committed to respecting the human rights of our employees and improving their quality of life.
The Company's vision, mission, purpose, and value statements aim to cultivate an inclusive, high-performing culture where employees are empowered and given opportunities to reach their full potential. We are committed to providing a positive and safe workplace for Flex employees, respecting their dignity, creating an inclusive environment, and ensuring access to opportunity. We recognize that we have an opportunity to promote and support a culture of inclusion and diversity, wellness, and health and safety among our employees. This year, we continued our culture initiative to create common language, expectations and behaviors through rollouts of training on our Ways of Working to all sites globally. We supported our leaders globally through quarterly training and team discussions to continue to build an understanding of not only our Ways of Working but also important new leadership expectations and inclusion practices.
Employees. As of March 31, 2023, our global workforce totaled approximately 172,000 employees including our contractor workforce. In certain international locations, our employees are represented by labor unions and by work councils.

Region:	Number of Employees
Americas	69,755
Asia	68,454
Europe	33,899
Total	172,108
Well-being, Health, and Safety. Flex is committed to providing a safe and injury-free workplace. We provide programs and tools to improve physical, mental, financial, and social well-being. Our programs give access to a variety of innovative, flexible, and convenient health and wellness programs for our global employees, including on-site health centers in some of our major factories and providing 100% of employees access to emotional and mental health programs.
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
In response to the remaining effects of the COVID-19 pandemic, we continued our contingency and resiliency plans that are encompassed in our business continuity programs. We continued to enhance health and safety measures across all facilities, as our foremost focus remains the health and safety of our employees. We continuously monitored site risks and calibrated practices and protocols accordingly such as personal protective equipment, sanitization measures, temperature checks, and social distancing. These measures enabled us to continue to conduct operations throughout the pandemic and have been recognized by several governments as a role model for employee safety.
Diversity, Equity and Inclusion. Diversity, equity and inclusion are key priorities and strengths at Flex and are embedded in the fabric of our culture. Our commitment to diversity is exemplified by the composition of our Board of which three of eleven directors are female and three of eleven directors are ethnically diverse.
In 2022, we continued our progress on improving diversity, equity and inclusion through employee programs. Our employee resources groups ("ERGs") work to create a community that fosters belonging, builds cultural awareness, and develops a new generation of diverse leaders at Flex by establishing a sustainable structure with executive support that challenges bias and promotes unity. With over 15,000 members, the Company maintains ERG chapters worldwide across seven identities: Asian and Pacific Islander, Black, LatinX, LGBTQ+, People with Disabilities, Women, and Veterans. As of March 2023, our Women in Flex and Women in Tech ERGs merged to form EmpowHER, an ERG focused on developing and retaining women talent. Our ERGs help to create a sense of community, and support retention and attraction. Each ERG has an executive sponsor and is supported by senior leaders across the Company. The Company also held cultural awareness activities throughout the year to highlight specific groups including People with DiversAbilities Awareness Weeks, Black History Month, Asian Pacific Heritage Month, PRIDE Month, LatinX Heritage Month, and Women’s History Month.
In partnership with McKinsey, we continued to offer leadership development opportunities through their Management Accelerator and Executive Leadership Program to 45 Asian, 42 Black and 37 LatinX employees. We also continued SheLeads, our global leadership development program for women employees, offered leadership coaching and mentoring to over 100 gender and ethnically diverse leaders, and continued to implement on-demand inclusion training offerings. We also provided self-service tools and training on diversity, equity, and inclusion practices to help employees build self-awareness, empathy and cultural competency, embrace inclusivity and improve diversity in recruiting. Furthermore, we leveraged external community partnerships with organizations such as Catalyst, the Business Roundtable, the National Society of Black Engineers (“NSBE”) and Women in Electronics to amplify our impact in recruiting and retaining diverse talent.
As of March 31, 2023, women represent 44% of our global employees, and underrepresented minorities (those who identify as Black/African American, Hispanic/Latinx, Native American, Asian and Pacific Islander and/or two or more races) represent 49% of our U.S. employees. Approximately 20% of our executive team and approximately 22% of our leadership team (director level and above) are female. Approximately 22% of our executive team and approximately 32% of our U.S. leadership team (director level and above) are comprised of underrepresented minorities.
We continued efforts in support of our corporate goals to increase the number of employees and leaders from underrepresented groups and are focused on evolving strategies and programs to help improve representation and better hire, retain and promote diversity across the organization. Additionally, we remain committed to parity in pay and opportunity.
Talent Attraction, Development, and Retention. Talent attraction, development, and retention are critical to our success and core to our mission as a company. To support the advancement of our employees, we provide training and development programs and opportunities encouraging advancement from within as well as continue to fill our team with strong and experienced external talent. We leverage both formal and informal programs, including in-person, virtual, social and self-directed learning, mentoring, coaching, and external development to identify, foster, and retain top talent. Employees have access to courses through our learning and development platform, Flex Learn. In 2022, our employees completed more than five million hours of training programs.
We are also focused on completing talent and performance reviews. Our in-depth talent reviews serve to identify high potential talent to advance in roles with greater responsibility, assess learning and development needs, and establish and refresh succession plans for critical leadership roles across the enterprise. In calendar year 2022, we updated our performance ratings to allow for more differentiation and clear performance feedback and also integrated our values and Ways of Working into our performance assessment process. Our performance review process promotes transparent communication of team member performance, which we believe is a key factor in our success. The performance and the talent reviews enable ongoing assessments, reviews, and mentoring to identify career development and learning opportunities for our employees.
As a part of our efforts to improve employee experiences at Flex, we conduct the annual enterprise-wide employee engagement Flex Voice survey. Our leadership uses the results of the survey to continue developing our strengths and identify and take action on opportunities for improvement. This year 88% of employees completed the Flex Voice survey and the results reflected increased enthusiasm and engagement.
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
Board Oversight of Human Capital Management. The Compensation and People Committee of our Board of Directors is responsible for assisting the Board in oversight of our human capital management, including among other aspects, receiving periodic updates (not less than twice annually) regarding, and overseeing any significant change to our human capital management strategy including, corporate culture, diversity and inclusion, pay and opportunity equity, social initiatives and results, talent attraction training, development and retention programs.
Additional Human Capital Management Information. Additional information regarding human capital management will be included in our proxy statement filed in connection with our 2023 Annual General Meeting and our upcoming sustainability report. The information in the sustainability report is not a part of this Annual Report on Form 10-K and is not incorporated by reference.
SUSTAINABILITY
At Flex, our sustainability journey began in 2002 with the creation of the Flex Foundation. For 20 years, sustainability has been integrated into the fabric of our company, a key area of differentiation for Flex. In 2021, we refreshed our sustainability strategy with a new framework and joined the Science Based Targets initiative, a global movement comprised of leading companies working to reach the Paris Agreement’s goal of limiting global temperature rise to 1.5°C above preindustrial levels. Our sustainability framework is centered on the world, our people and our approach to business practices. Through our 2030 goals, we are committed to reducing our environmental impact, advancing a safe, inclusive and respectful work environment for our employees, investing in our communities, partnering with our customers and suppliers to help mitigate value chain emissions, and driving ESG-focused practices with transparency. In 2022, we announced our commitment to reach net zero greenhouse gas (GHG) emissions by 2040, strengthening our climate action efforts.
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
During calendar year 2022, we received several awards and accolades for our sustainability program and efforts including Manufacturing Leadership Awards and Business Intelligence Group's Sustainability Initiative of the Year. In addition, we received Cisco's Excellence in Sustainability Award for distinguishing ourselves as visionaries and collaborators in the social and environmental space.
Through the Flex Foundation, we work with nonprofits, community leaders and governments to promote inclusive and sustainable economic growth, employment, and decent work for all. We help protect the environment, support resource conservation and provide disaster relief. We accomplish this through grants, corporate and employee donations, and volunteerism. In calendar year 2022, the Flex Foundation partnered with several organizations, including the American Red Cross, Amity Foundation, and the Hispanic Foundation of Silicon Valley, among others, and provided nearly $771 thousand in grant support to 38 local projects in 16 countries, four regional projects to support well-known organizations, including Give2Asia and Save the Children, and several NGOs that support minorities and the environment, globally.
Flex is committed to transparency in sustainability reporting. The Company has adhered to the Global Reporting Initiative since 2013 and has published an annual sustainability report each year since 2016. In 2022, we maintained our AA rating from Morgan Stanley Capital International ("MSCI"), and strong marks from CDP (formally known as Carbon Disclosure Project) for water security and climate change, receiving an A and A- respectively. The Company also aligned its sustainability report to the Sustainability Accounting Standards Board framework. In addition, the Company produced its first Task force on Climate-related Financial Disclosures (TCFD) report in 2022.

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
We also comply with an increasing number of regulations concerning product safety and stewardship, packaging and labeling as well as product environmental compliance regulations focused on the restriction of certain hazardous substances, including:
•Restrictions on Hazardous Substances (“RoHS”) 2011/65/EU
•Waste Electrical and Electronic Equipment (“WEEE”) 2012/19/EU directives
•The regulation EC 1907/2006 EU Directive REACH (“Registration, Evaluation, Authorization, and Restriction of Chemicals”)
•China's RoHS entitled, Management Methods Caused by Controlling Pollution for Electronic Information Products (“EIPs”)
Moreover, climate change and other ESG-related laws, regulations, treaties, and similar initiatives and programs are being adopted and implemented throughout the world, many of which we will be required to comply with. As described above, we are committed to maintaining compliance with ESG-related laws applicable to our operations, products, and services.
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
INTELLECTUAL PROPERTY
We own or license various United States and foreign patents relating to a variety of technologies. For certain of our proprietary processes, inventions, and works of authorship, we rely on trade secret or copyright protection. We also maintain trademark rights (including registrations) for our corporate name and several other trademarks and service marks that we use in our business in the United States and other countries throughout the world. We have implemented appropriate policies and procedures (including both technological means and training programs for our employees) to identify and protect our intellectual property, as well as that of our customers and suppliers. As of March 31, 2023, and 2022, the carrying value of our intellectual property was not material.
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
ADDITIONAL INFORMATION
Our Internet address is https://www.flex.com. We make available, free of charge, through our Internet website the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Information contained on or connected to our website is not incorporated by reference into, and does not form a part of, this Annual Report on Form 10-K or any of our other filings with the SEC.
We were incorporated in the Republic of Singapore in May 1990. Our principal corporate office is located at 2 Changi South Lane, Singapore 486123. Our U.S. corporate headquarters is located at 12455 Research Boulevard, Austin, TX 78759.
ITEM 1A.    RISK FACTORS
Summary of Risk Factors
These statements reflect management’s current beliefs, assumptions and expectations and are subject to a number of factors that may cause actual results to differ materially. Such factors include but are not limited to:
•Weak global economic conditions, including inflationary pressures, currency volatility, slower growth or recession, higher interest rates, geopolitical uncertainty (including the ongoing conflict between Russia and Ukraine) and instability in financial markets may adversely affect our business, results of operations, financial condition, and access to capital markets.
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
•Our components business is dependent on our ability to quickly launch world-class component products, and our investment in the development of our component capabilities, together with the start-up and integration costs necessary to achieve quick launches of world-class component products, has in the past, and may in the future, adversely affect our margins and profitability.
•Our exposure to financially troubled customers or suppliers may adversely affect our financial results.
•Our margins and profitability have in the past been, and may in the future be, adversely affected due to substantial investments, start-up and production ramp costs in our design services.
•If we do not effectively manage changes in our operations, our business may be harmed; we have taken substantial restructuring charges in the past and we may need to take material restructuring charges in the future.
•A breach of our IT or physical security systems, or violation of data privacy laws, may cause us to incur significant legal and financial exposure and disrupt our operations.
•We are subject to the risk of increased income taxes.
•We are subject to risks relating to litigation and regulatory investigations and proceedings, which may have a material adverse effect on our business.
•We are subject to risks associated with changes in laws, regulations or policies that may adversely impact our business, including environmental protection laws and regulations, including those related to climate change.
•Our strategic relationships with major customers create risks.
•We may not achieve some or all of the intended or anticipated benefits of Nextracker being a separate, publicly-traded company, which could negatively impact our business, financial condition and results of operations.
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
•If our products or components contain defects, demand for our services may decline, our reputation may be damaged, and we may be exposed to product liability and product warranty liability.
•The COVID-19 pandemic has had, and may in the future again have, a material adverse effect on our business, results of operations and financial condition.
Business and Operational Risks
Our customers may cancel their orders, change production quantities or locations, or delay production, any of which could harm our business; the short-term nature of our customers’ commitments and rapid changes in demand have in the past caused, and may in the future, cause supply chain and other issues which could adversely affect our operating results.
Cancellations, reductions, or delays by a significant customer or by a group of customers have harmed, and may in the future harm, our results of operations by reducing the volumes of products we manufacture and deliver for those customers, by causing a delay in the repayment of our expenditures for inventory in preparation for customer orders and/or our possession of excess or obsolete inventory that we may not be able to sell to customers or third parties which may result in an impairment loss for inventory, and by lowering our asset utilization and overhead absorption resulting in lower gross margins and earnings.
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

Many factors outside of our control impact our customers and their ordering behavior, including recession in end markets, changing technology and industry standards, commercial acceptance for products, product obsolescence, and loss of business. The short-term nature of our customers' commitments and the rapid changes in demand for their products reduces our ability to accurately estimate the future requirements of our customers. This makes it difficult to schedule production and maximize utilization of our manufacturing capacity. In that regard, we must make significant decisions, including determining the levels of business that we will seek and accept, setting production schedules and locations, making component procurement commitments, and allocating personnel and other resources based on our estimates of our customers' requirements. We cannot assure you that present or future customers will not significantly change, reduce, cancel or delay their orders.
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
Sales to our ten largest customers represent a significant percentage of our net sales. Our ten largest customers accounted for approximately 34%, 34% and 36% of net sales in fiscal years 2023, 2022 and 2021, respectively. No customer accounted for more than 10% of net sales in fiscal year 2023, 2022 and 2021. Our principal customers have varied from year to year. These customers may experience dramatic declines in their market shares or competitive position, due to economic or other forces, that may cause them to reduce their purchases from us or, in some cases, result in the termination of their relationship with us. Significant reductions in sales to any of these customers, or the loss of major customers, would materially harm our business. If we are not able to replace expired, canceled or reduced contracts with new business in a timely manner, our revenues and profitability could be harmed. Additionally, mergers, acquisitions, consolidations or other significant transactions involving our key customers generally entail risks to our business. If a significant transaction involving any of our key customers results in the loss of or reduction in purchases by any of our largest customers, it could have a material adverse effect on our business, results of operations, financial condition and prospects.
Supply chain disruptions, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, have in the past affected, and may in the future, affect our ability to meet customer demand, lead to higher costs, or result in excess or obsolete inventory. We have been and continue to be adversely affected by supply chain issues, including shortages of required electronic components.
From time to time, we have experienced shortages of some of the components, including electronic components, that we use. These shortages can result from strong demand for those components or from problems experienced by suppliers, such as shortages of raw materials. We have also experienced, and continue to experience, such shortages due to the effects of the COVID-19 pandemic. Most recently, we have experienced shortages of semiconductor components which have impacted our business. These component shortages have and will continue to result in curtailed production or delays in production, which prevent us from making scheduled shipments to customers. Inflationary pressures have increased and may continue to increase pricing of components. Our failure or inability to accurately forecast demand and volatility in the availability of materials, equipment, components, and services, including rising prices due to inflation or scarcity of availability, have in the past adversely impacted, and may in the future, adversely impact our business and results of operations.
Our inability to make scheduled shipments has caused and will continue to cause us to experience a reduction in sales, increase in inventory levels and costs, and could adversely affect relationships with existing and prospective customers. Component shortages have in the past, and may in the future also increase our cost of goods sold because we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. As a result, component shortages have adversely affected, and will continue to adversely affect, our operating results. Our customers also may experience component shortages which may adversely affect customer demand for our products and services. Our end markets have been and continue to be impacted by logistical constraints, as well as driver shortages and increased freight and logistics costs around the world.
In addition, if a component shortage is threatened or anticipated, we may purchase such components early to avoid a delay or interruption in our operations. Purchasing components early has in the past caused, and may in the future, cause us to incur additional inventory carrying costs and cause us to experience inventory obsolescence, both of which may not be recoverable from our customers and adversely affect our gross profit margins and results of operations.

Our supply chain has been and may continue to be impacted by the COVID-19 pandemic, and may be impacted by other events outside our control, including macro-economic events, trade restrictions, political crises, social unrest, terrorism, and conflicts (including the Russian invasion of Ukraine), other public health emergencies, or natural or environmental occurrences in locations where we or our customers and suppliers have manufacturing, research, engineering and other operations.
Our business has in the past been, and may in the future be, adversely affected by delays and increased costs resulting from issues that our common carriers deal with in transporting our materials, our products, or both.
Given the complexity of our supply chain and our geographically dispersed operations, we depend on a variety of common carriers to transport our materials from our suppliers to us, and to transport our products from us to our customers. Problems suffered by any of these common carriers, whether due to geopolitical issues, the COVID-19 pandemic, a natural disaster, labor problems, increased energy prices, criminal activity or some other issue, have in the past resulted, and may in the future result in shipping delays, increased costs, or other supply chain disruptions, and therefore have in the past had, and may in the future have. a material adverse effect on our operations. The effects of climate change, including extreme weather events, long-term changes in temperature levels and water availability may exacerbate these risks.
Our components business is dependent on our ability to quickly launch world-class component products, and our investment in the development of our component capabilities, together with start-up and integration costs, has in the past adversely affected, and may in the future adversely affect, our margins and profitability.
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
Our margins and profitability have in the past been, and may in the future be, adversely affected due to substantial investments, start-up and production ramp costs in our design services.
As part of our strategy to enhance our end-to-end service offerings, we continue to expand our design and engineering capabilities. Providing these services can expose us to different or greater potential risks than those we face when providing our manufacturing services.
Although we enter into contracts with our design services customers, we often design and develop products for these customers prior to receiving a purchase order or other firm commitment from them. We are required to make substantial investments in the resources necessary to design and develop these products, and no revenue may be generated from these efforts if our customers do not approve the designs in a timely manner or at all. In addition, we may make investments in designing products and not be able to design viable manufacturable products, in which cases we may not be able to recover our investments. Even if we are successful in designing manufacturable products and our customers accept our designs, if our customers do not then purchase anticipated levels of products, we may not realize any profits. Our design activities often require that we purchase inventory for initial production runs before we have a purchase commitment from a customer. Even after we have a contract with a customer with respect to a product, these contracts sometimes allow the customer to delay or cancel deliveries and may not obligate the customer to any particular volume of purchases. These contracts can generally be terminated on short notice. In addition, some of the products we design and develop must satisfy safety and regulatory standards and some must receive government certifications. If we fail to obtain these approvals or certifications on a timely basis, we would be unable to sell these products, which would harm our sales, profitability and reputation.
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
The expansion of our business, as well as business contractions and other changes in our customers' requirements, including as a result of COVID-19, have in the past, and may in the future, require that we adjust our business and cost structures by incurring restructuring charges. Restructuring activities involve reductions in our workforce at some locations and closure of certain facilities. All of these changes have in the past placed, and may in the future place, considerable strain on our financial and management control systems and resources, including decision support, accounting management, information systems and facilities. If we do not properly manage or maintain adequate financial and management controls, including internal controls over financial reporting, reporting systems and procedures to manage our employees, our business could be harmed.
In recent years, including fiscal years 2023, 2022, and 2021, we initiated targeted restructuring activities focused on optimizing our portfolio, in particular customers and products in our consumer devices business, optimizing our cost structure in lower growth areas and, more importantly, streamlining certain corporate and segment functions. Restructuring charges are recorded based upon employee termination dates, site closure and consolidation plans generally in conjunction with an overall corporate initiative to drive cost reduction and realign the Company's global footprint.
We may be required to take additional charges in the future to align our operations and cost structures with global economic conditions, market demands, cost competitiveness, and our geographic footprint as it relates to our customers' production requirements. We may consolidate certain manufacturing facilities or transfer certain of our operations to other geographies. If we are required to take additional restructuring charges in the future, our operating results, financial condition, and cash flows could be adversely impacted. Additionally, there are other potential risks associated with our restructurings that could adversely affect us, such as delays encountered with the finalization and implementation of the restructuring activities, work stoppages, and the failure to achieve targeted cost savings.
A breach of our IT or physical security systems, or violation of data privacy laws, may cause us to incur significant legal and financial exposure.
We rely on our information systems, some of which are managed by third parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable information relating to employees, customers, and other business partners), and to manage or support a variety of critical business processes and activities including financial reporting, inventory management, procurement, invoicing, and electronic communications. With increased work-from-home arrangements, we are increasingly dependent upon our information systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our information systems. We may be adversely affected if our information systems break down, fail, or are no longer supported. In addition, we continue to invest in and implement modifications and upgrades to our information systems, which may be complex and require significant management oversight, and subject us to inherent costs and associated risks including disruption of operations and loss of information.
We regularly face attempts by sophisticated and malicious actors to gain unauthorized access to our information systems, including those using techniques that change frequently or may be disguised or difficult to detect and remain dormant until a triggering event or that may continue undetected for an extended period of time. They may attempt to gain access to our networks, data centers or cloud resources - including those managed by third parties - or those of our customers, vendors or end users; steal proprietary information related to our business, products, employees, and customers; or interrupt our systems, operations or services or those of our customers or others. We believe such attempts are increasing in number and in technical sophistication, which, if we are subject to, could have material adverse effects. Due to the political uncertainty and military actions involving Russia, Ukraine and surrounding regions, we and the third parties upon which we rely may be vulnerable to a currently heightened risk of information technology breaches, computer malware, ransomware or other cyber attacks, including attacks that could materially disrupt our systems and operations, supply chain and ability to produce, sell and distribute our products.
In some instances, we, our customers, and the users of our products and services might be unaware of an incident or its magnitude and effects. We have implemented security systems with the intent of maintaining and protecting the physical security of our facilities and inventory and protecting our customers’ and our suppliers’ confidential information. We seek to detect and investigate all unauthorized attempts and attacks against our network, products, and services, and to prevent their recurrence where practicable through changes to our internal processes and tools. There can be no assurance, however, that our security measures will be sufficient to prevent a material breach or compromise in the future.
We are subject to, and at times have suffered from, breach or attempted breach of our security systems which have in the past and may in the future result in unauthorized access to our facilities and/or unauthorized acquisition, use or theft of the inventory or information we are trying to protect. If unauthorized parties gain physical access to our operations or inventory or if they gain electronic access to our information systems or if such operations, information or inventory is used in an unauthorized manner, misdirected, or lost or stolen during transmission or transport, any theft or misuse of such operations, information or inventory could result in, among other things, unfavorable publicity, loss of competitive advantage, governmental inquiry and oversight, difficulty in marketing our services, increased security and compliance costs, higher insurance premiums, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties including our customers and possible financial obligations for damages related to the theft or misuse of such information or inventory, any of which could have a material adverse effect on our profitability and cash flow. Further, third parties, such as cloud or hosted solution providers, could be a source of risk in the event of a failure of their own systems and infrastructure or could experience their own privacy or security event which could create risks similar to those described above. These risks are likely to be elevated in times of geopolitical instability and escalated tensions between countries. Moreover, we may be required to invest significant additional resources to comply with evolving cybersecurity regulations and to modify and enhance our information systems, information security and controls, and to investigate and remediate any security vulnerabilities.
In addition, data privacy laws and regulations, including the European Union General Data Protection Regulation (“GDPR”), the UK GDPR, the EU ePrivacy Directive, Singapore’s Personal Data Protection Act, China's Personal Information Protection Law ("PIPL"), and other privacy and data security laws throughout the Asia Pacific region and across the globe pose increasingly complex compliance challenges, which may increase compliance costs, and any failure to comply with data privacy laws and regulations could result in significant penalties. Additionally, many U.S. states including California, Colorado, Connecticut, Utah and Virginia have recently enacted legislation and associated regulations, and it is anticipated that many more states will enact similar legislation and/or release additional regulations which, if passed, may have conflicting requirements that would make compliance challenging. The California Consumer Privacy Act (“CCPA”) became effective January 1, 2020 and was further amended by the California Privacy Rights Act ("CPRA"), which became effective on January 1, 2023. The CCPA and CPRA, among other requirements, require covered companies to provide new rights and disclosures to California consumers, and allow such consumers abilities to opt-out of certain sales of personal information and other activities, and creates a new regulatory enforcement body. These recent and potential additional regulations and avenues for enforcement could result in, among other things, government inquiries, which could result in significant penalties. Additionally, new privacy laws and regulations are under development at the U.S. Federal and state level and many international jurisdictions.
The effects of the GDPR, the PIPL, the CPRA and other state laws and other data privacy laws and regulations, including the many international privacy laws, may be significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Any actual or perceived failures to comply with these laws or regulations, or related contractual or other obligations, or any perceived privacy rights violation, whether by us, one of our third-party service providers or vendors or another third party, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, penalties, and other liabilities, as well as harm to our reputation and market position. The GDPR, the PIPL, U.S. state laws and other laws and self-regulatory codes may affect our ability to reach current and prospective customers, to understand how our solutions and services are being used, to respond to customer requests allowed under the laws, and to implement our business strategy effectively. These laws and regulations could similarly affect our customers.
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
We may not achieve some or all of the intended or anticipated benefits of Nextracker being a separate, publicly-traded company, which could negatively impact our business, financial condition and results of operations.
On February 13, 2023, Nextracker completed its IPO and, as of the closing, the Company beneficially owned 61.4% of the total outstanding shares of Nextracker’s capital stock. We may not be able to achieve all of the intended or anticipated strategic and financial benefits expected as a result of the IPO and Nextracker being a separate, publicly-traded company, or such benefits may be delayed, or not occur at all. These intended and anticipated benefits include the following:
•Allows investors to separately evaluate the merits, performance and future prospects of each company’s respective businesses and to invest in each company separately based on their distinct characteristics.
•Allows us and Nextracker to more effectively pursue our respective distinct operating priorities and strategies and enable management of both companies to focus on unique opportunities for long-term growth and profitability. Our and Nextracker’s separate management teams will also be able to focus on executing the companies’ differing strategic plans without diverting attention from the other businesses.
•Permits each company to concentrate its financial resources solely on its own operations without having to compete with each other for investment capital, providing each company with greater flexibility to invest capital in its businesses in a time and manner appropriate for its distinct strategy and business needs.
•Creates an independent equity structure that will afford Nextracker direct access to the capital markets and facilitate its ability to capitalize on its unique growth opportunities.
If we fail to achieve some or all of the benefits expected to result from the IPO and Nextracker being a separate, publicly-traded company, or if such benefits are delayed, our businesses, operating results and financial condition could be materially and adversely affected. The actions required to separate our and Nextracker’s respective businesses may divert the attention of our management and employees from other aspects of our business operations and could adversely affect the business, financial condition, results of operations and cash flows of us and our Nextracker business. Further, the Nextracker business will be subject to additional costs as a result of being a separate, publicly-traded company. The consummation of the IPO also resulted in a dilution of our economic interest in the Nextracker business and, as a result, we will only benefit from a portion of any profits and growth of the Nextracker business in the future, and as a result our prior historical results may not be indicative of future results. Moreover, the combined value of the two publicly-traded companies may not be equal to or greater than what the value of our ordinary shares would have been had the IPO not occurred. To the extent we pursue any other alternatives for our Nextracker business subsequent to the IPO, such as a tax-free spin-off transaction or additional follow-on offerings, we may be exposed to various risks similar to those described above. In addition, we may receive opinions from outside tax counsel as to the tax implications of the IPO or any such future transactions which rely on certain facts, assumptions, representations and undertakings regarding past and future conduct of both us and Nextracker, and which, if incorrect, incomplete, inaccurate or not satisfied, could result in significant tax liabilities to us and our shareholders.
We have overlapping directors with Nextracker, which may lead to conflicting interests or the appearance of conflicting interests.
Several of our directors and officers also serve as directors of Nextracker. Our officers and members of our Board of Directors have fiduciary duties to our shareholders. Likewise, any such persons who serve as directors of Nextracker have fiduciary duties to Nextracker’s stockholders. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting us and Nextracker. The appearance of conflicts of interest created by such overlapping relationships also could impair the confidence of our investors.
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
Our success depends to a large extent upon our ability to hire and retain a workforce with the skills necessary for our business to develop and manufacture the products desired by our customers. We need highly skilled personnel in multiple areas including, among others, engineering, manufacturing, information technology, cybersecurity, supply chain, business development, and management including our executive officers and other key employees. Generally, our employees are not bound by employment or non-competition agreements, and we cannot assure you that we will retain our executive officers and other key employees. We could be seriously harmed by the loss of any of our executive officers or other key employees. Future leadership transitions and management changes may cause uncertainty in, or a disruption to, our business, and may increase the likelihood of senior management or other employee turnover. In addition, in connection with expanding our design services offerings, we must attract and retain experienced design engineers. Our failure to recruit and retain experienced design engineers could limit the growth of our design services offerings, which could adversely affect our business. There is substantial competition in our industry for skilled employees and we may incur higher labor, recruiting and/or training costs in order to attract and retain employees with the requisite skills. We may not be successful in hiring or retaining such employees which could adversely impact our business and results of operations. Additionally, hiring, training and retaining skilled employees may be adversely impacted by global economic uncertainty and changes to office environments and workforce trends. From time to time, we face challenges that may impact employee retention, such as workforce reductions and facility consolidations and closures, and some of our most experienced employees are retirement-eligible which may adversely impact retention. To the extent that we lose experienced personnel through retirement or otherwise, it is critical for us to develop other employees, hire new qualified employees and successfully manage the transfer of critical knowledge. There also is the risk that we will be unable to achieve our diversity, equity and inclusion objectives and goals or meet the related requirements of our shareholders and other stakeholders.
Catastrophic events could have a material adverse effect on our operations and financial results.
Our operations or systems could be disrupted by natural disasters, terrorist activity, public health issues (including the COVID-19 pandemic), cybersecurity incidents, interruptions of service from utilities, political crises and conflicts (including the Russian invasion of Ukraine), transportation or telecommunications providers, or other catastrophic events. Climate change may exacerbate the frequency and intensity of natural disasters and adverse weather conditions. Such events could make it difficult or impossible to manufacture or deliver products to our customers, receive production materials from our suppliers, or perform critical functions, which could adversely affect our revenue and require significant recovery time and expenditures to resume operations. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, some of our systems are not fully redundant and we cannot be sure that our plans will fully protect us from all such disruptions.
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
The COVID-19 pandemic has had, and may in the future again have, a material adverse effect on our business, results of operations and financial condition.
The COVID-19 pandemic and the measures taken to limit its spread have materially impacted our workforce and operations, the operations of our customers, and those of our respective vendors and suppliers. The impact of the pandemic on our business has included and could again in the future include:
•disruptions to or restrictions on our ability to ensure the continuous provision of our manufacturing services and solutions, including as a result of temporary closures or reductions in operational capacity of our manufacturing facilities;
•temporary closures of our direct and indirect suppliers, resulting in adverse effects to our supply chain, and other supply chain disruptions, which adversely affect our ability to procure sufficient inventory to support customer orders;
•workforce disruptions, including temporary shortages of skilled employees available to staff manufacturing facilities due to shelter-in-place orders and travel restrictions within as well as into and out of countries;
•restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures;
•increases in operational expenses and other costs related to requirements implemented to mitigate the impact of the pandemic;
•delays or limitations on the ability of our customers to perform or make timely payments; and
•reductions in short- and long-term demand for our manufacturing services and solutions, or other disruptions in technology buying patterns.
The COVID-19 pandemic also created significant macroeconomic uncertainty, volatility and disruption, which may continue to adversely affect our and our customers’ and suppliers’ liquidity, cost of capital and ability to access the capital markets and cause further disruptions in our supply chain and customer demand.

The extent to which the remaining effects of the COVID-19 pandemic could continue to impact our business and financial results going forward will be dependent on future developments such as its length and severity, its potential resurgence in the future including the emergence of more contagious or vaccine-resistant variants, the availability and distribution of effective treatments and vaccines, and public health measures and actions taken to contain COVID-19, and the overall impact of the remaining effects of the COVID-19 pandemic on the global economy and capital markets, among many other factors, all of which remain uncertain and unpredictable. We cannot at this time quantify or forecast the business impact of the remaining effects of the COVID-19, and there can be no assurance that the remaining effects of the COVID-19 pandemic will not have a material and adverse effect on our business, financial results and financial condition. To the extent the remaining effects of the COVID-19 pandemic impacts our business, it increases the likelihood and potential severity of other risks described in this “Risk Factors” section.
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
•our customers' products may have supply chain issues, including as a result of the COVID-19 pandemic; and
•our customers may experience dramatic market share shifts in demand which may cause them to lose market share or exit businesses.
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
Financial Risks
Our debt level may create limitations.
As of March 31, 2023, our total debt was approximately $3.8 billion. This level of indebtedness could limit our flexibility as a result of debt service requirements and restrictive covenants, and may limit our ability to access additional capital or execute our business strategy.
Our exposure to financially troubled customers or suppliers may adversely affect our financial results.
We provide manufacturing services to companies and industries that have in the past, and may in the future, experience financial difficulty. When our customers experience financial difficulty, we have difficulty recovering amounts owed to us by these customers, or demand for our products from these customers sometimes declines. Additionally, if our suppliers experience financial difficulty, we could have difficulty sourcing supplies necessary to fulfill production requirements and meet scheduled shipments. When one or more of our customers becomes insolvent or otherwise is unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition are adversely affected. Such adverse effects have in the past included and could in the future include one or more of the following: an increase in our provision for doubtful accounts, a charge for inventory write-offs, a reduction in revenue, and an increase in our working capital requirements due to higher inventory levels and increases in days our accounts receivables are outstanding.
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
Our credit is rated by credit rating agencies. Our 4.750% Notes due 2025, our 3.750% Notes due 2026, our 6.000% Notes due 2028, our 4.875% Notes due 2029 and our 4.875% Notes due 2030 are currently rated BBB- by Standard and Poor's ("S&P") which is considered to be “investment grade” by S&P, rated Baa3 by Moody’s which is considered to be “investment grade” by Moody's, and rated BBB- by Fitch which is considered to be "investment grade" by Fitch. Any decline in our credit rating may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us, if at all, negatively impact the price of our ordinary shares, increase our interest payments under some of our existing debt agreements, and have other negative implications on our business, many of which are beyond our control. In addition, the interest rate payable on some of our credit facilities is subject to adjustment from time to time if our credit ratings change. Thus, any potential future negative change in our credit rating may increase the interest rate payable on these credit facilities.
In addition, we are exposed to interest rate risk under our variable rate terms loans, bilateral facilities and revolving credit facility for indebtedness we have incurred or may incur under such facilities. The interest rates on our borrowings under our revolving credit facility may be based on either (i) the Term Secured Overnight Financing Rate ("Term SOFR") or (ii) the base rate (the greatest of the agent's prime rate, the federal funds rate plus 0.50%, and the Term SOFR plus 1.00%) plus an applicable margin, in each case depending on our credit rating, and other borrowings also may be based on Term SOFR. Refer to the discussion in note 9 to the consolidated financial statements, "Bank Borrowings and Long-Term Debt" for further details of our debt obligations. We are also exposed to interest rate risk on our invested cash balances, our securitization facilities and our factoring activities.
We are subject to the risk of increased income taxes.
We are subject to taxes in numerous jurisdictions. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory rates and changes in tax laws or their interpretation including changes related to tax holidays or tax incentives. The international tax environment continues to change as a result of both coordinated efforts by governments and unilateral measures designed by individual countries, both intended to tackle concerns over perceived international tax avoidance techniques, which could ultimately have an adverse effect on the taxation of international businesses. In the U.S., various proposals to raise corporate income taxes are under active consideration. On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted into law by the U.S. government, which includes a new corporate minimum tax, a stock repurchase excise tax, numerous green energy credits, and other tax provisions. Pending further guidance, it is possible that the IRA could increase our future tax liability, which could in turn adversely impact our business and future profitability. In addition, the Organization for Economic Co-operation and Development (“OECD”) has proposed certain international tax reforms that would impose a minimum tax rate of 15%, among other provisions, as part of its Base Erosion and Profit Shifting Project. On December 14, 2022, EU member states agreed to adopt the OECD’s minimum tax rules, which are expected to begin going into effect in 2024. Several other countries are also considering changes to their tax law to implement the OECD’s minimum tax proposal. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations are uncertain. Any such changes, if adopted, could increase tax complexity and uncertainty, adversely impact our effective tax rate and may have a material impact on our results of operations, cash flows and financial position. The foregoing and other changes to tax laws could have broader implications, including impacts to the economy, currency markets, inflation or competitive dynamics, which are difficult to predict, and may positively or negatively impact the Company.
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

In addition, the Company and its subsidiaries are regularly subject to tax return audits and examinations by various taxing jurisdictions around the world. For example, one of the Company's Brazilian subsidiaries has received assessments for certain sales and import taxes which the Company is opposing. In determining the adequacy of our provision for income taxes, we regularly assess the likelihood of adverse outcomes resulting from tax examinations. While it is often difficult to predict the final outcome or the timing of the resolution of a tax examination, we believe that our reserves for uncertain tax benefits reflect the outcome of tax positions that are more likely than not to occur. However, we cannot assure you that the final determination of any tax examinations will not be materially different than that which is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of a current or future examination, there could be a material adverse effect on our tax provision, operating results, financial position and cash flows in the period or periods for which that determination is made.
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
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. We also ascribe value to certain identifiable intangible assets, which consist primarily of customer relationships, developed technology and trade names, among others, as a result of acquisitions. We have in the past incurred and may in the future incur impairment charges on goodwill or identifiable intangible assets if we determine that the fair values of goodwill or identifiable intangible assets are less than their current carrying values. We evaluate, on a regular basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of goodwill may no longer be recoverable, in which case an impairment charge to earnings would become necessary. If the financial performance of our businesses were to decline significantly, we could incur a material non-cash charge in our statement of operations for the impairment of goodwill and other intangible assets. Refer to note 2 to the consolidated financial statements and "Critical Accounting Estimates" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the impairment testing of goodwill and identifiable intangible assets.
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
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank failed and was taken into receivership by the Federal Deposit Insurance Corporation; on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership; the following week, a syndicate of U.S. banks infused $30 billion in First Republic Bank; and later that same week, the Swiss Central Bank provided $54 billion in covered loan and short-term liquidity facilities to Credit Suisse Group AG, all in an attempt to reassure depositors and calm fears of a banking contagion. Increasing concerns over bank failures and bailouts and their potential broader effects and potential systemic risk on the banking sector generally may adversely affect our access to capital and our business and operations more generally. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general.

Changes in financial accounting standards or policies have affected, and in the future may affect, our reported financial condition or results of operations.
We prepare our financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board ("FASB"), the American Institute of Certified Public Accountants ("AICPA"), the SEC and various bodies formed to interpret and create accounting policies. Changes to accounting rules or challenges to our interpretation or application of the rules by regulators may have a material adverse effect on our reported financial results or on the way we conduct business. Refer to "Recently Adopted Accounting Pronouncements" within note 2 of Item 8, Financial Statements and Supplementary Data.
International Risks
Weak global economic conditions, including inflationary pressures, currency volatility, slower growth or recession, higher interest rates, geopolitical uncertainty and instability in financial markets may adversely affect our business, results of operations, financial condition, and access to capital markets.
Our operations and the execution of our business plans and strategies are subject to the effects of global economic trends, geopolitical risks and demand or supply shocks from events that could include political crises and conflict (including the Russian invasion of Ukraine), war, a major terrorist attack, natural disasters or actual or threatened public health emergencies (such as COVID-19). They are also affected by local and regional economic environments, supply chain constraints and policies in the U.S. and other markets that we serve, including interest rates, monetary policy, inflation, economic growth, recession, commodity prices, currency volatility, currency controls or other limitations on the ability to expatriate cash, sovereign debt levels and actual or anticipated defaults on sovereign debt. For example, the ongoing conflict between Russia and Ukraine and the related sanctions and other measures imposed by the European Union, the U.S. and other countries and organizations in response have led, and may continue to lead, to disruption and instability in global markets, supply chains and industries that could negatively impact our businesses, financial condition and results of operations. Additionally, changes in local economic conditions or outlooks, such as lower rates of investment or economic growth in China, Europe or other key markets, affect the demand for or profitability of our products and services outside the U.S., and the impact on the Company could be significant given the extent of our activities outside the United States. Political changes and trends such as populism, protectionism, economic nationalism and sentiment toward multinational companies and resulting tariffs, export controls or other trade barriers, or changes to tax or other laws and policies, have been and may continue to be disruptive and costly to our businesses, and these can interfere with our global operating model, supply chain, production costs, customer relationships and competitive position. Further escalation of specific trade tensions, including intensified decoupling between the U.S. and China, or in global trade conflict more broadly could be harmful to global economic growth or to our business in or with China or other countries, and related decreases in confidence or investment activity in the global markets would adversely affect our business performance. We also do business in many emerging market jurisdictions where economic, political and legal risks are heightened. Further, an increase in inflation pressures, such as what the market is currently experiencing, could affect our profitability and cash flows, due to higher wages, higher operating costs, higher financing costs, and/or higher supplier prices. Inflation may also adversely affect foreign exchange rates. We may be unable to pass along such higher costs to our customers. In addition, inflation may adversely affect customers’ financing costs, cash flows, and profitability, which could adversely impact their operations and our ability to collect receivables. Rising interest rates could have a dampening effect on overall economic activity and/or the financial condition of our customers, either or both of which could negatively affect customer demand for our products and our customers’ ability to repay obligations to us.
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
The attractiveness of our services to customers and our ability to conduct business with certain customers can be affected by changes in U.S. and other countries' policies, including regarding trade. We have significant operations located in China, which have been in the past, and could in the future be, adversely affected by evolving laws, regulations and policies, including with respect to COVID-19, import and export tariffs and restrictions, and information security and privacy, as well as changes in the political and geopolitical environment involving China. U.S.-China bilateral trade relations remain uncertain. The U.S.’s various trade actions, including imposing tariffs on certain goods imported from China or deemed to be of Chinese origin, as well as the potential for new tariffs, trade embargoes or sanctions by the U.S., and countermeasures imposed by China in response, could, depending on their duration and implementation as well as our ability to mitigate their impact, materially affect our business, including in the form of increased cost of goods sold, decreased margins, increased pricing for customers, and reduced sales. Moreover, we could be subject to reputational harm if any of our customers, former customers or vendors were subject to U.S. sanctions or if our customers,former customers or vendors did business with sanctioned countries. Furthermore, geopolitical changes in China-Taiwan relations could disrupt the operations of several companies in Taiwan that are critical to the global supply of semiconductors and other electronic components on which many of our customers depend.
In addition, some countries in which we operate, such as Brazil, Hungary, India, Malaysia, Mexico and Poland, have experienced periods of slow or negative growth, high inflation, significant currency devaluations or limited availability of foreign exchange. Furthermore, in countries such as Brazil, China, India and Mexico, governmental authorities exercise significant influence over many aspects of the economy, and their actions could have a significant effect on us.
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
Due to the global nature of our business, we are subject to a complex system of import- and export-related laws and regulations, including a range of regulations in the United States and other countries. Non-compliance with these laws and regulations can result in a wide range of penalties including the denial of export privileges, fines, criminal penalties, and the seizure of inventories. On February 14, 2019, we submitted an initial notification of voluntary disclosure to the U.S. Department of the Treasury, Office of Foreign Assets Control ("OFAC") regarding possible noncompliance with U.S. economic sanctions requirements among certain non-U.S. Flex-affiliated operations. On September 28, 2020, we made a submission to OFAC that completed the Company’s voluntary disclosure based on the results of an internal investigation regarding the matter. On June 11, 2021, we notified OFAC that we had identified possible additional relevant transactions at one non-U.S. Flex-affiliated operation. We submitted an update to OFAC on November 16, 2021 reporting on the results of our review of those transactions. We intend to continue to cooperate fully with OFAC in this matter going forward. Nonetheless, it is reasonably possible that we could be subject to penalties that could have a material adverse effect on our financial position, results of operations or cash flows.
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
If our products or components contain defects, demand for our services may decline, our reputation may be damaged, and we may be exposed to product liability and product warranty liability.
Our customers' products and the manufacturing processes and design services that we use to produce them often are highly complex. Defects in the products we manufacture or design, whether caused by a design, engineering, manufacturing or component failure or error, or deficiencies in our manufacturing processes, have occurred from time to time and, have in the past resulted, and may in the future result in delayed shipments to customers, reduced or canceled customer orders, or product or component failures. If these defects or deficiencies are significant, our business reputation could be damaged.
The failure of the products that we manufacture or of our manufacturing processes or facilities may subject us to regulatory enforcement, fines or penalties and, in some cases, require us to shut down, temporarily halt operations or incur considerable expense to correct a manufacturing process or facility.
In addition, we may be exposed to product liability or product warranty claims, which may include liability for personal injury or property damage. Product warranty claims may include liability to pay for the recall, repair or replacement of a product or component. Although we generally allocate liability for these claims in our contracts with our customers, increasingly we are unsuccessful in allocating such liability, and even where we have allocated liability to our customers, our customers may not have the resources to satisfy claims for costs or liabilities arising from a defective product or component for which they have assumed responsibility.
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
In the EU, we are required to maintain certain standardized certifications in order to sell our products and must undergo periodic inspections to obtain and maintain these certifications. Continued noncompliance to the EU regulations could stop the flow of products into the EU from us or from our customers. In China, the National Medical Products Administration controls and regulates the manufacture and commerce of healthcare products. We must comply with the regulatory laws applicable to medical device manufacturers, or our ability to manufacture products in China could be impacted. In Japan, the Pharmaceutical Affairs Laws regulate the manufacture and commerce of healthcare products. These regulations also require that subcontractors manufacturing products intended for sale in Japan register with authorities and submit to regulatory audits. Other countries where we operate, including elsewhere in Asia and Latin America, have similar laws regarding the regulation of medical device manufacturing. In the event of any noncompliance with these requirements, interruption of our operations and/or ability to sell into these markets could occur, which in turn could cause our reputation and business to suffer.

Our failure to comply with environmental, health and safety, product stewardship and producer responsibility laws or regulations could adversely affect our business.
We are subject to extensive and changing federal, state, local and international environmental, health and safety laws and regulations, concerning, among other things, the health and safety of our employees, the generation, use, storage, transportation, discharge and disposal of certain materials (including chemicals and hazardous substances) used in or derived from our manufacturing processes. We are also subject to laws and regulations governing the recyclability of products, the materials that may be included in products, and our obligations to dispose of these products after end users have finished with them. Additionally, we may be exposed to liability to our customers relating to the materials that may be included in the components that we procure for our customers' products. Any violation or alleged violation by us of these laws or regulations could subject us to significant costs, fines or other penalties, the suspension of production, or prohibitions on sales of products we manufacture. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant expenses, including expenses associated with the recall of any non-compliant product or with changes in our operational, procurement and inventory management activities.
We are also required to comply with an increasing number of global and local product environmental compliance regulations focused on the restriction of certain hazardous substances. We are subject to the EU directives, including the Restrictions of Hazardous Substances in Electrical and Electrical Equipment ("RoHS"), the Waste Electrical and Electronic Equipment Directive ("WEEE") as well as the EU's REACH regulation. In addition, new technical classifications of e-Waste were recently adopted in June 2022 by the Basel Convention regarding electronics repair and refurbishment which become effective January 1, 2025. Also of note is China's Management Methods for Controlling Pollution Caused by Electronic Information Products regulation, commonly referred to as "China RoHS", which restricts the importation into and production within China of electrical equipment containing certain hazardous materials. Similar legislation has been or may be enacted in other jurisdictions, including in the United States. RoHS and other similar legislation bans or restricts the use of lead, mercury and certain other specified substances in electronics products and WEEE requires EU importers and/or producers to assume responsibility for the collection, recycling and management of waste electronic products and components. We have developed rigorous risk mitigating compliance programs designed to meet the needs of our customers as well as applicable regulations. These programs may include collecting compliance data from our suppliers, full laboratory testing and public reporting of other environmental metrics such as carbon emissions, electronic waste and water, and we also require our supply chain to comply. Non-compliance could potentially result in our customers refusing to purchase our products, and significant costs, penalties, and/or other sanctions, such as restrictions on our products entering certain jurisdictions. In the case of WEEE, the compliance responsibility rests primarily with the EU importers and/or producers rather than with EMS companies. However, customers may turn to EMS companies for assistance in meeting their obligations under WEEE.
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
Failure to meet environmental, social and governance (ESG) expectations or standards, or to achieve our ESG goals, may have an adverse impact on our business, impose additional costs on us, and expose us to additional risks.
In recent years, there has been an increased focus from investors, customers, consumers, and other stakeholders, as well as by governmental and non-governmental organizations, on ESG matters, including greenhouse gas ("GHG") emissions and climate-related risks, environmental stewardship, responsible sourcing, social responsibility, human capital management, diversity, equity, and inclusion, workplace conduct, data privacy and cybersecurity and human rights. This increased focus on sustainability including ESG is present in our industry. This attention has resulted in a variety of required and voluntary reporting regimes that are not harmonized and continue to change. For example, governments around the world have enacted or are contemplating legislation and regulations that may impact how we conduct and/or report on our business by requiring the disclosure and tracking of certain GHG emissions and other climate and biodiversity information, and/or cyber security or human capital matters related to our business. A number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions that their suppliers should comply with, or they may seek to include such provisions in their procurement terms and conditions. In addition, an increasing number of investors have adopted, or may adopt, ESG policies with which they expect their portfolio companies to comply.
We currently align our sustainability program with the standards set forth by various voluntary sustainability initiatives and organizations, and we have joined the Science Based Targets Initiative and the U.N. Global Compact, voluntary initiatives for businesses to develop, implement and disclose sustainability policies and practices. These ESG practices, policies, provisions and initiatives are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with.
We have established sustainability and ESG programs aligned with sound ESG principles and have established and publicly announced certain goals, commitments, and targets, which we may refine in the future. These programs, goals, commitments and targets reflect our current initiatives, plans and aspirations, and are not guarantees that we will be able to achieve them. Evolving stakeholder expectations, and our ability to successfully execute these initiatives and accurately report our progress and accomplish our goals present numerous operational, financial, legal, regulatory, reputational and other risks and uncertainties, many of which are outside our control, and all of which could have a material adverse impact on our business. Additionally, the implementation of and reporting on these initiatives impose additional costs on us and a diversion of resources. If our ESG initiatives fail to satisfy investors, current or potential customers, consumers and our other stakeholders, our reputation, our ability to manufacture and sell products and services, our ability to attract or retain employees, and our attractiveness as an investment, business partner or acquirer could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce or otherwise as may be required, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.
Climate change, and the legal and regulatory initiatives related to climate change, could adversely affect our business, results of operations and financial condition.
There continues to be increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other GHGs in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changes in weather patterns and an increased frequency, intensity and duration of extreme weather conditions, such as hurricanes, earthquakes, wildfires, water or other natural resource shortages, droughts, or flooding, could, among other things, pose physical risks to and impair our production capabilities, disrupt the operations of our supply chain and infrastructure, and impact our customers and their demand for our services. The geographic locations of our manufacturing facilities could intensify the negative impacts resulting from any of these issues. As a result, the effects of climate change could have a long-term adverse impact on our business, results of operations and financial condition. In many of the countries in which we operate, governmental bodies are increasingly enacting legislation and regulations in response to the potential impacts of climate change. For example, some have enacted or are contemplating legislation and regulations that may impact how we conduct and/or report on our business by requiring the disclosure and tracking of certain GHG emissions. These laws and regulations have, and will continue to have, the potential to impact our operations directly or indirectly as a result of required compliance by us and our suppliers. In addition, we have committed to reduce our absolute scope 1 and scope 2 GHG emissions by fifty percent by 2030 and to reach net zero GHG emissions by 2040 as part of our long-term sustainability strategy and we may take additional voluntary steps to mitigate our impact on climate change. As a result, we may experience increases in energy, production, transportation and raw material costs, capital expenditures and insurance premiums and deductibles. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the scope of potential regulatory change in the countries in which we operate. Given the political significance and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business, results of operations and financial condition.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We own or lease facilities located primarily in the geographies listed below. Our facilities consist of a global network of industrial parks, regional manufacturing operations, and design, engineering and product introduction centers. The majority of the square footage is active manufacturing space used by the FRS and FAS operating segments, as both use these properties. Our facilities are well maintained and suitable for the operations conducted. The productive capacity of our plants is adequate for current needs.
As of March 31, 2023, the square footage of our facilities by region is as follows:

Approximate Square Footage (In millions)
Asia	19.6
Americas	15.7
Europe	11.6
Total (1)	46.9

(1)Consists of 20.7 million square feet in facilities that we own with the remaining 26.2 million square feet in leased facilities.
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
As of May 12, 2023, there were 2,847 holders of record of our ordinary shares. This does not include persons whose stock is in nominee or "street name" accounts through brokers.
DIVIDENDS
Since inception, we have not declared or paid any cash dividends on our ordinary shares. We currently do not have plans to pay any cash dividends in fiscal year 2024.
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

The graph below assumes that $100 was invested in our ordinary shares, in the Standard & Poor's 500 Stock Index and in the peer group described above on March 31, 2018 and reflects the annual return through March 31, 2023, assuming dividend reinvestment.
The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performances of our ordinary shares.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Flex, the S&P 500 Index, and Peer Group

250
200
150
100
50
0
Index Value
2018
2019
2020
2021
2022
2023
Period Ending
Flex Ltd.
S&P 500 Index
Peer Group

	3/18	3/19	3/20	3/21	3/22	3/23
Flex Ltd.	100.00	61.24	51.29	112.12	113.59	140.89
S&P 500 Index	100.00	109.50	101.86	159.25	184.17	169.94
Peer Group	100.00	94.41	79.94	154.03	174.45	240.74
Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2023.
Index Data: Copyright Standard and Poor's, Inc. Used with permission. All rights reserved.

Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our ordinary shares made by us for the period from January 1, 2023 through March 31, 2023.

Period (2)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - February 3, 2023	770,845	$23.33	770,845	$919,054,492
February 4 - March 3, 2023	—	—	—	$919,054,492
March 4 - March 31, 2023	1,222,841	$21.25	1,222,841	$893,066,204
Total	1,993,686		1,993,686

(1)    During the period from January 1, 2023 through March 31, 2023, all purchases were made pursuant to the program discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.

(2)    On August 25, 2022, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $1.0 billion. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of March 31, 2023, shares in the aggregate amount of $893 million were available to be repurchased under the current plan.
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
OVERVIEW
We are the diversified manufacturing partner of choice that helps market-leading brands design, build and deliver innovative products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, we support the entire product lifecycle with advanced manufacturing solutions and operate one of the most trusted global supply chains. We also provide additional value to customers through a broad array of services, including design and engineering, component services, rapid prototyping, fulfillment, and circular economy solutions. We support a diverse set of industries including cloud, communications, enterprise, automotive, industrial, consumer devices, lifestyle, healthcare, and energy. As of March 31, 2023, our three operating and reportable segments were as follows:
•Flex Agility Solutions ("FAS"), which is comprised of the following end markets:
◦Communications, Enterprise and Cloud ("CEC"), including data infrastructure, edge infrastructure and communications infrastructure
◦Lifestyle, including appliances, consumer packaging, floorcare, micro mobility and audio
◦Consumer Devices, including mobile and high velocity consumer devices.
•Flex Reliability Solutions ("FRS"), which is comprised of the following end markets:
◦Automotive, including next generation mobility, autonomous, connectivity, electrification, and smart technologies
◦Health Solutions, including medical devices, medical equipment, and drug delivery
◦Industrial, including capital equipment, industrial devices, and renewables and grid edge.
•Nextracker, the leading provider of intelligent, integrated solar tracker and software solutions that are used in utility-scale and ground-mounted distributed generation solar projects around the world. Nextracker's products enable solar panels to follow the sun’s movement across the sky and optimize plant performance.
Our strategy is to provide customers with a full range of cost competitive, vertically-integrated global supply chain solutions through which we can design, build, ship and service a complete packaged product for our customers. This enables our customers to leverage our supply chain solutions to meet their product requirements throughout the entire product lifecycle.
Over the past few years, we have seen an increased level of diversification by many companies, primarily in the technology sector. Some companies that have historically identified themselves as software providers, Internet service providers or e-commerce retailers have entered the highly competitive and rapidly evolving technology hardware markets, such as mobile devices, home entertainment and wearable devices. This trend has resulted in a significant change in the manufacturing and supply chain solution requirements of such companies. While the products have become more complex, the supply chain solutions required by such companies have become more customized and demanding, and it has changed the manufacturing and supply chain landscape significantly.
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
Nextracker IPO
On February 13, 2023, our subsidiary, Nextracker completed an IPO of 30,590,000 shares of its Class A common stock at a public offering price of $24.00 per share, less underwriting discounts and commissions. Upon the closing of the IPO, Flex beneficially owned 61.4% of the total outstanding shares of Nextracker’s capital stock and received net proceeds of approximately $694 million, after deducting approximately $40 million in underwriting discounts. Refer to "Risk Factors - We may not achieve some or all of the intended benefits of Nextracker being a separate, publicly-traded company, which could negatively impact our business, financial condition and results of operations."
Following Nextracker's IPO and a series of reorganization transactions, Nextracker now operates under an umbrella partnership C corporation ("Up-C") structure, in which all of the business and affairs of Nextracker LLC (the "LLC") are operated and controlled by Nextracker. See note 1 to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” for further information.
Update on the Impact of COVID-19, Component Shortages and Logistical Constraints on our Business
With the series of waves of the global pandemic including follow-on variants of COVID-19, renewed disease control measures were taken during fiscal year 2023 to limit the spread including movement bans and shelter-in-place orders. Although not materially impacting our results in fiscal year 2023, with the lockdowns in China in the first half of fiscal year 2023 and COVID-19 outbreaks in China in the second half of fiscal year 2023, we experienced temporary plant closures and/or restrictions at certain of our manufacturing facilities in China. We continue to closely monitor the situation in all the locations where we operate. Our priority remains the welfare of our employees. Component shortages and logistical constraints improved as the year progressed, however, we continue to see constraints in large-node semiconductors. We continue to carefully monitor potential supply chain disruptions. Refer to “Risk Factors - The COVID-19 pandemic has had, and may in the future again have, a material adverse effect on our business, results of operations and financial condition.” and "— Supply chain disruptions, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, have in the past affected, and may in the future, affect our ability to meet customer demand, lead to higher costs, or result in excess or obsolete inventory. We have been and continue to be adversely affected by supply chain issues, including shortages of required electronic components."
We are continuously evaluating our capital structure in response to the current environment and expect that our current financial condition, including our liquidity sources are adequate to fund future commitments. See additional discussion in the Liquidity and Capital Resources section below.
Russian Invasion of Ukraine
We are monitoring and responding to the conflict in Ukraine and the associated sanctions and other restrictions. As of the date of this report, there is no material impact to our business operations and financial performance in Ukraine. The full impact of the conflict on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflict and its impact on regional and global economic conditions. We will continue to monitor the conflict and assess the related restrictions and other effects and pursue prudent decisions for our team members, customers, and business.
Business Overview
We are one of the world's largest providers of global supply chain solutions, with revenues of $30.3 billion in the fiscal year ended March 31, 2023. We have established an extensive network of manufacturing facilities in the world's major consumer and enterprise markets (Asia, the Americas, and Europe) to serve the growing outsourcing needs of both multinational and regional customers. We design, build, ship, and service consumer and enterprise products for our customers through a network of over 100 facilities in approximately 30 countries across four continents. We also provide intelligent, integrated solar tracker and software solutions used in utility-scale and ground-mounted distributed generation solar projects around the world. As of March 31, 2023, our total manufacturing capacity was approximately 27 million square feet. The following tables set forth the relative percentages and dollar amounts of net sales by region and by country, and net property and equipment, by country, based on the location of our manufacturing sites (amounts may not sum due to rounding):

	Fiscal Year Ended March 31,
	2023		2022
	(In millions)
Net sales by region:
Americas	$13,773	45%	$10,839	42%
Asia	10,361	34%	9,601	37%
Europe	6,212	21%	5,601	21%
	$30,346		$26,041

Net sales by country:
Mexico	$6,589	22%	$5,059	19%
China	6,539	22%	6,146	24%
U.S.	5,020	17%	3,690	14%
Malaysia	2,448	8%	1,866	7%
Brazil	2,046	7%	2,022	8%
Hungary	1,310	4%	1,230	5%
Other	6,394	20%	6,028	23%
	$30,346		$26,041

	Fiscal Year Ended March 31,
	2023		2022
	(In millions)
Property and equipment, net:
Mexico	$763	32%	$626	29%
U.S.	365	16%	354	17%
China	338	14%	299	14%
Malaysia	152	6%	110	5%
Hungary	140	6%	118	6%
India	96	4%	129	6%
Other	495	22%	489	23%
	$2,349		$2,125

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
Our operating results are affected by a number of factors, including the following:
•weak global economic conditions, including inflationary pressures, currency volatility, slower growth or recession, higher interest rates, and geopolitical uncertainty (including the ongoing conflict between Russia and Ukraine);

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

•the effects that current credit and market conditions (including as a result of the ongoing conflict between Russia and Ukraine) could have on the liquidity and financial condition of our customers and suppliers, including any impact on their ability to meet their contractual obligations;

•the impacts on our business due to component shortages, disruptions in transportation or other supply chain related constraints including as a result of the COVID-19 global pandemic;

•the remaining effects of the COVID-19 global pandemic on our business and results of operations;

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
Net sales for fiscal year 2023 increased approximately 17%, or $4.3 billion, to $30.3 billion from the prior year. The increase in sales was notable in all three segments. Net sales for our FAS segment increased $1.7 billion, or 12%, from the prior year, driven by strong growth in our CEC business and, to a lesser extent, an increase in our Lifestyle business. These increases were driven by a reduced impact from COVID-19 production pressures during the current year versus the prior year, coupled with new program wins, ramps, and clear-to-build improvement. The increases noted in FAS during fiscal year 2023 were partially offset by a decrease in our Consumer Devices business primarily due to relatively softer market demand and planned project completions in fiscal year 2022. Net sales for our FRS segment increased $2.1 billion, or 20%, from the prior year, primarily driven by strong increases in sales from our Industrial and Automotive businesses and, to a lesser extent, an increase in our Health Solutions business due to strong customer demand and ramps across various end markets coupled with incremental revenues from our Anord Mardix acquisition and the recovery of inflationary costs, despite continued supply constraints. Net sales for our Nextracker segment increased $0.4 billion, or 31%, from the prior year, primarily driven by an increase in gigawatts delivered and, to a lesser extent, an increased average selling price which was in part driven by an increase in recovered logistics costs. Our fiscal year 2023 gross profit totaled $2.3 billion, representing an increase of $0.3 billion, or 17%, from the prior year. The increase was primarily driven by the overall strong customer demand across various end markets which allowed for improved fixed cost absorption, despite continued margin pressures from component shortages, logistics constraints and the pass-through effect of inflationary cost recoveries. Our net income totaled $1.0 billion, representing an increase of $0.1 billion, or 10%, compared to fiscal year 2022, due to the factors explained above along with lower income taxes in fiscal year 2023, offset by the absence of an approximate $150 million non-cash gain recorded in fiscal year 2022 related to certain tax credits in Brazil and higher interest expense in fiscal year 2023.
Cash provided by operations decreased by approximately $0.1 billion primarily driven by the $0.2 billion decrease in changes in working capital and other, net offset by $0.1 billion increase in net income. Refer to "Liquidity and Capital Resources" section for further details of changes in working capital and other, net.
We believe adjusted free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our adjusted free cash flow is defined as cash from operations, less net purchases of property and equipment to present adjusted cash flows on a consistent basis for investor transparency. Our adjusted free cash flow was $0.3 billion and $0.6 billion for fiscal years 2023 and 2022, respectively. Refer to the Liquidity and Capital Resources section for the adjusted free cash flows reconciliation to the most directly comparable GAAP financial measure of cash flows from operations. Cash used in investing activities decreased by approximately $0.3 billion to a cash outflow of $0.6 billion for fiscal year 2023, compared with a cash outflow of $1.0 billion for fiscal year 2022, primarily due to $0.5 billion of cash paid for the acquisition of Anord Mardix in fiscal year 2022 offset by an increase of approximately $0.2 billion of cash paid for purchases of property and equipment in fiscal year 2023. Cash provided by financing activities decreased by approximately $0.3 billion primarily driven by a $0.8 billion increase in net debt repayment partially offset by $0.3 billion in lower share repurchases and a net $0.2 billion increase in Nextracker related proceeds associated with Nextracker’s IPO in fiscal year 2023, compared to the proceeds received from the sale of Nextracker redeemable preferred units in fiscal year 2022.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Due to the COVID-19 pandemic and its long-term impacts and the ongoing conflict between Russia and Ukraine, there has been and we expect there will continue to be uncertainty and disruption in the global economy and financial markets. We have made estimates and assumptions taking into consideration certain possible impacts due to the COVID-19 pandemic and the Russian invasion of Ukraine. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from those estimates and assumptions.
We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For further discussion of our significant accounting policies, refer to note 2 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data."
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
Inventory Valuation
Our inventories are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand. We purchase our inventory based on forecasted demand and anticipated component shortages, and we estimate write downs for excess and obsolete inventory based on our regular reviews of inventory quantities on hand, and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers' product demands are less favorable than those projected, additional write downs may be required. In addition, unanticipated changes in the liquidity or financial position of our customers and/or changes in economic conditions may require additional write downs for inventories due to our customers' inability to fulfill their contractual obligations with regards to inventory procured to fulfill customer demand.
Carrying Value of Long-Lived Assets
We review property and equipment and acquired amortizable intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. An impairment loss is recognized when the carrying amount of the asset group exceeds its fair value. Recoverability of property and equipment and acquired amortizable intangible assets are measured by comparing their carrying amount to the projected cash flows the assets are expected to generate. If such asset groups are determined to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the property and equipment and acquired amortizable intangible assets exceeds fair value. Our judgments regarding projected cash flows for an extended period of time and the fair value of assets may be impacted by changes in market conditions, the general business environment and other factors including future developments of the remaining effects of the COVID-19 pandemic and the ongoing conflict between Russia and Ukraine, which remain highly uncertain and unpredictable. To the extent our estimates relating to cash flows and fair value of assets change adversely we may have to recognize material impairment charges in the future.
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
Noncontrolling Interest
Interests held by third parties in a consolidated majority-owned subsidiary are presented as noncontrolling interest, which represents the noncontrolling equity holders' interest in the underlying net assets of our consolidated majority-owned subsidiary. Noncontrolling interest, where we may be required to repurchase the noncontrolling interest under a contractual redemption requirement, is reported in the consolidated balance sheets between liabilities and equity, as redeemable noncontrolling interest (“RNCI”). Refer to note 7 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion.
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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales (amounts may not sum due to rounding). The financial information and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data." As further discussed in note 2 to the consolidated financial statements in Item 8, the prior year amounts related to equity in earnings from our unconsolidated investments previously was included in the "other charges (income), net" caption and are now presented separately under "equity in earnings of unconsolidated affiliates" in the consolidated statements of operations. For comparability purposes, the prior periods have been recast to conform to the current presentation. The reclassifications had no effect on the previously reported results of operations.
For a discussion of our results of operations for the fiscal year ended March 31, 2022 compared to the fiscal year ended March 31, 2021, refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.
The data below, and discussion that follows, represents our results from operations, and relative percentages.

	Fiscal Year Ended March 31,
	2023	2022
Net sales	100.0%	100.0%
Cost of sales	92.4	92.5
Restructuring charges	0.1	0.1
Gross profit	7.5	7.4
Selling, general and administrative expenses	3.3	3.4
Intangible amortization	0.3	0.3
Restructuring charges	—	—
Operating income	3.9	3.7
Interest, net	0.7	0.6
Other charges (income), net	—	(0.7)
Equity in earnings (losses) of unconsolidated affiliates	—	(0.2)
Income before income taxes	3.2	4.0
Provision for (benefit from) income taxes	(0.2)	0.4
Net income	3.4%	3.6%
Net income attributable to noncontrolling interest and redeemable noncontrolling interest	0.8	—
Net income attributable to Flex Ltd.	2.6%	3.6%
Net sales
The following table sets forth our net sales by segment, and their relative percentages:

	Fiscal Year Ended March 31,
	2023		2022
Net sales:	(In millions)
Flex Agility Solutions	$15,769	52%	$14,027	54%
Flex Reliability Solutions	12,733	42%	10,603	41%
Nextracker	1,903	6%	1,458	6%
Intersegment eliminations	(59)	—%	(47)	—%
	$30,346		$26,041

Net sales for the fiscal year ended March 31, 2023 totaled $30.3 billion, representing an increase of approximately $4.3 billion, or 17%, from $26.0 billion for the fiscal year ended March 31, 2022. Net sales for our FAS segment increased $1.7 billion, or 12%, from the prior year, mainly due to an increase in net sales of 30% in our CEC business and 2% in our Lifestyle business due to new ramps, customer expansion, along with some effect from inflation pass-through while overcoming challenges from supply constraints. These increases in FAS were offset by a 19% decrease in net sales in our Consumer

Devices business due to relatively softer market demand and a planned project completion in the fiscal year ended 2022. Net sales in our FRS segment increased $2.1 billion, or 20%, driven primarily by an increase of 24% in net sales in our Industrial business, a 22% increase in our Automotive business, and a 9% increase in our Health Solutions business from the prior year due to strong customer demand and ramps across various end markets coupled with incremental revenues from our Anord Mardix acquisition and the recovery of inflationary costs, despite continued supply constraints. Net sales for our Nextracker segment increased $0.4 billion, or 31%, from the prior year driven by an increase in gigawatts delivered and, to a lesser extent, an increased average selling price which was in part driven by an increase in recovered logistics costs.
Net sales increased across all regions with a $2.9 billion increase to $13.8 billion in the Americas, a $0.8 billion increase to $10.4 billion in Asia, and a $0.6 billion increase to $6.2 billion in Europe.
Our ten largest customers during fiscal years 2023 and 2022 accounted for approximately 34% of net sales. We have made substantial efforts to diversify our portfolio which allows us to operate at scale in many different industries, and, as a result, no customer accounted for greater than 10% of net sales in fiscal years 2023 or 2022.
Cost of sales
Cost of sales is affected by a number of factors, including the number and size of new manufacturing programs, product mix, labor cost fluctuations by region, component costs and availability and capacity utilization.
Cost of sales during fiscal year 2023 totaled $28.1 billion, representing an increase of approximately $4.0 billion, or 16% from $24.1 billion during fiscal year 2022. The increase in cost of sales is most notable in our FRS segment. Cost of sales in FRS for fiscal year 2023 increased $2.0 billion, or approximately 21% from fiscal year 2022, which is in line with the 20% increase in revenue, primarily as a result of higher revenue in our Industrial and Automotive businesses. Cost of sales in FAS increased $1.6 billion, or approximately 12%, from fiscal year 2022, which is relatively consistent with the 12% increase in revenue, primarily as a result of higher revenue in our CEC and Lifestyle businesses, and partially offset by improved efficiencies. Cost of sales in our Nextracker segment increased $0.3 billion, or approximately 23% from fiscal year 2022, primarily due to the 31% increase in sales noted above, partially offset by improved recovery on freight and logistics cost increases.
Gross profit
Gross profit is affected by a fluctuation in costs of sales elements as outlined above and further by a number of factors, including product lifecycles, unit volumes, product mix, pricing, competition, new product introductions, and the expansion or consolidation of manufacturing facilities, as well as specific restructuring activities initiated from time to time. The flexible design of our manufacturing processes allows us to manufacture a broad range of products in our facilities and better utilize our manufacturing capacity across our diverse geographic footprint and service customers from all segments. In the case of new programs, profitability normally lags revenue growth due to product start-up costs, lower manufacturing program volumes in the start-up phase, operational inefficiencies, and under-absorbed overhead. Gross margin for these programs often improves over time as manufacturing volumes increase, as our utilization rates and overhead absorption improve, and as we increase the level of manufacturing services content. As a result of these various factors, our gross margin varies from period to period.
Gross profit during fiscal year 2023 increased $0.3 billion to $2.3 billion, or 7.5% of net sales, from $1.9 billion, or 7.4% of net sales, during fiscal year 2022. The increase in gross profit during fiscal year 2023 primarily resulted from the overall stronger customer demand across various end markets which allowed for improved fixed cost absorption, despite continued pressure on margins from component shortages, logistics constraints and the pass-through effect of inflationary cost recoveries, compared to the prior year.
Segment income
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, customer related asset recoveries, restructuring charges, legal and other, interest, net, other charges (income), net, and equity in earnings of unconsolidated affiliates. A portion of depreciation is allocated to the respective segments, together with other general corporate, research and development and administrative expenses.
The following table sets forth segment income and margins. Segment margins in the table below may not recalculate exactly due to rounding.

	Fiscal Year Ended March 31,
	2023		2022
	(In millions)
Segment income:
Flex Agility Solutions	$694	4.4%	$605	4.3%
Flex Reliability Solutions	607	4.8%	546	5.1%
Nextracker	203	10.7%	90	6.2%

FAS segment margin increased 10 basis points, to 4.4% for fiscal year 2023, from 4.3% for fiscal year 2022. The margin increase during the period was driven by strong execution against new project ramps and product mix, partially offset by elevated costs due to component shortages and logistics constraints and the effect of certain inflation pass-through recoveries.
FRS segment margin decreased 30 basis points, to 4.8% for fiscal year 2023, from 5.1% for fiscal year 2022. The margin decrease in the FRS segment was primarily driven by component shortage-related production disruptions, inflationary cost pressures as well as program investments impacting our Automotive and Health Solutions businesses during fiscal year 2023.
Nextracker segment margin increased 450 basis points, to 10.7% for fiscal year 2023, from 6.2% for fiscal year 2022 driven primarily by improved pricing and better cost controls and better cost absorption with increased revenue.
Restructuring charges
We continued to identify certain structural changes to restructure the business throughout fiscal year 2023. During fiscal year 2023, we recognized approximately $27 million of restructuring charges, primarily related to employee severance. During fiscal year 2022, we recognized approximately $15 million of restructuring charges, primarily related to employee severance.
Refer to note 16 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our restructuring activities.
Selling, general and administrative expenses
Selling, general and administrative expenses ("SG&A") totaled $1.0 billion, or 3.3% of net sales, during fiscal year 2023, compared to $0.9 billion, or 3.4% of net sales, during fiscal year 2022, increasing by $103 million or 12%, which reflects our enhanced cost control efforts to support higher revenue growth while keeping our SG&A expenses relatively flat.
Intangible amortization
Amortization of intangible assets in fiscal years 2023 and 2022 were $82 million and $68 million, respectively, representing an increase of $14 million, from fiscal year 2022, primarily due to amortization expense related to new intangible assets from the Anord Mardix acquisition completed in December 2021, partially offset by certain intangible assets being fully amortized during fiscal year 2023.
Interest, net
Interest, net was $201 million during fiscal year 2023, compared to $152 million during fiscal year 2022, increasing $49 million primarily due to higher variable interest expense during fiscal year 2023.
Other charges (income), net
During fiscal year 2023, we recorded $5 million of other charges, net, compared to $164 million of other income, net, in fiscal year 2022, which was primarily driven by a $150 million gain related to a Brazilian tax credit recognized in fiscal year 2022 coupled with $25 million reduction in foreign exchange transaction gains compared to fiscal year 2022.
Refer to note 17 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our other charges (income), net.
Equity in earnings (losses) of unconsolidated affiliates
During fiscal year 2023, we recorded $4 million of equity in losses of unconsolidated affiliates, compared to $61 million of equity in earnings of unconsolidated affiliates during fiscal year 2022. The decrease during fiscal year 2023 was primarily due to lower investment fund gains versus fiscal year 2022, resulting from discrete market events such as initial public offerings and financing rounds completed by certain companies included in those funds.

Income taxes
We work to ensure that we accrue and pay the appropriate amount of income taxes according to the laws and regulations of each jurisdiction in which we operate. Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. The consolidated effective tax rates were (6.1)% and 10.0% for the fiscal years 2023 and 2022, respectively. The effective rate varies from the Singapore statutory rate of 17.0% in each year as a result of the following items:

	Fiscal Year Ended March 31,
	2023	2022
Income taxes based on domestic statutory rates	17.0%	17.0%
Effect of jurisdictional tax rate differential	0.5	(10.9)
Change in unrecognized tax benefit	(0.7)	1.1
Change in valuation allowance	(4.8)	1.1
Foreign exchange movement on prior year taxes recoverable	0.4	(0.9)
Tax impacts related to sale of Nextracker	1.6	1.2
APB 23 tax liability	—	0.1
Restructuring of Nextracker LLC interest	(20.0)	—
Other	(0.1)	1.3
Provision for (benefit from) income taxes	(6.1)%	10.0%

The variation in our effective tax rate each year is primarily a result of recognition of earnings in foreign jurisdictions which are taxed at rates lower than the Singapore statutory rate including the effect of tax holidays and tax incentives we received primarily for our subsidiaries in China, Malaysia, Costa Rica, Netherlands and Israel of $14 million and $23 million in fiscal years 2023 and 2022, respectively. The primary driver of the negative effective tax rate for fiscal year 2023 relates to the recording of a $195 million deferred tax asset, with an offsetting entry to income tax benefit fully attributable to noncontrolling interest in connection with the Nextracker IPO whereby Nextracker Inc. purchased Nextracker LLC units from a related Flex U.S. subsidiary. Additionally, our effective tax rate is impacted by changes in our liabilities for uncertain tax positions of ($7) million, and $12 million and changes in our valuation allowances on deferred tax assets of ($47) million and $12 million in fiscal years 2023 and 2022, respectively. We generate most of our revenues and profits from operations outside of Singapore.
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
We provide a valuation allowance against deferred tax assets that in our estimation are not more likely than not to be realized. During fiscal year 2023, we released valuation allowances totaling $12 million, which related primarily to certain operations in Australia, and the Netherlands, as these amounts were deemed to be more likely than not to be realized due to the sustained profitability during the past three fiscal years as well as continued forecasted profitability of those operations. During fiscal year 2023, we also added $12 million in valuation allowances primarily for the deferred tax assets related to operations in Hungary, Canada, and Switzerland. Various other valuation allowance positions were also reduced due to varying factors such as recognition of uncertain tax positions impacting deferred tax assets, one-time income recognition in loss entities, and foreign exchange impacts on deferred tax balances, and increased deferred tax assets as a result of current period losses in legal entities with existing full valuation allowance positions.
Net income attributable to noncontrolling interest and redeemable noncontrolling interest
Net income attributable to noncontrolling interest and redeemable noncontrolling interest was $240 million during fiscal year 2023, compared to $4 million during fiscal year 2022, increasing $236 million primarily due to the Nextracker IPO during fiscal year 2023.

LIQUIDITY AND CAPITAL RESOURCES
In response to the recent challenging environment following the COVID-19 pandemic, we continuously evaluate our ability to meet our obligations over the next 12 months and have proactively reset our capital structure during these times to improve maturities and liquidity. As a result, we expect that our current financial condition, including our liquidity sources, are adequate to fund current and future commitments. As of March 31, 2023, we had cash and cash equivalents of approximately $3.3 billion and bank and other borrowings of approximately $3.8 billion. We have a $2.5 billion revolving credit facility that is due to mature in July 2027 (the "2027 Credit Facility"), under which we had no borrowings outstanding as of March 31, 2023. In fiscal year 2023, we also entered into a $450 million delayed draw term loan credit agreement, under which $300 million was repaid during fiscal year 2023, and we had $150 million of borrowings outstanding as of March 31, 2023. During fiscal year 2023, we also issued $400 million of 6.000% Notes due January 2028. The proceeds obtained, together with cash on hand, were used for general corporate purposes, which included redeeming $500 million in aggregate principal amount of our 5.000% notes due 2023 on December 20, 2022 and for working capital requirements. We also borrowed €250 million, under a one-year term-loan agreement. The proceeds of the term loan were used to repay the outstanding €250 million Euro term loan due on December 9, 2022. During fiscal year 2023, the Company repaid all outstanding Euro term loans. Nextracker also entered into a new $500 million revolving credit facility agreement (the "Nextracker Revolver") and borrowed $150 million under a five-year term loan facility in fiscal year 2023 that is due to mature in February 2028. There were no borrowings outstanding under the $500 million Nextracker Revolver as of March 31, 2023. Refer to note 9 to the consolidated financial statement in Item 8, "Financial Statements and Supplementary Data" for additional details. As of March 31, 2023, we were in compliance with the covenants under all of our credit facilities and indentures, we also expect to remain in compliance with the covenants in the upcoming 12 months for our credit facilities and indentures.
As described in Note 1 to the consolidated financial statement in Item 8, "Financial Statements and Supplementary Data", our subsidiary Nextracker completed its IPO on February 13, 2023. We received $694 million in net proceeds from the offering, which includes the underwriters’ full exercise of their over-allotment option, after deducting approximately $40 million in underwriting discounts. We currently do not expect Nextracker to declare or pay any cash dividends for the foreseeable future, other than tax distributions and certain cash distributions related to the impact of taxes pursuant to the tax receivable agreement by and among Nextracker, Nextracker LLC, Yuma, Inc., a Delaware corporation and our indirect wholly-owned subsidiary (“Yuma”), Yuma Subsidiary, Inc., a Delaware corporation and a wholly-owned subsidiary of Yuma, TPG Rise Flash, L.P., ("TPG Rise"), an affiliate of the private equity firm TPG (“TPG”), and the following affiliates of TPG: TPG Rise Climate Flash Cl BDH, L.P., TPG Rise Climate BDH, L.P. and The Rise Fund II BDH, L.P. If Nextracker discontinues the payment of, or is unable to pay, such distributions to us, this will reduce our available liquidity. Furthermore, the terms of indebtedness incurred by Nextracker may, and the terms of the Nextracker Revolver will, limit the ability of Nextracker to pay dividends or make other distributions to us, or to amend the agreements between Nextracker and us and our other subsidiaries. In fiscal year 2023, the amount of dividends declared and paid by Nextracker to TPG Rise was $22 million.
Our cash balances are held in numerous locations throughout the world. As of March 31, 2023, approximately 27% of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated, under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $1.9 billion as of March 31, 2023). Repatriation could result in an additional income tax payment; however, for the majority of our foreign entities, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.
The following is a discussion of our cash flows for the fiscal years ended March 31, 2023 and March 31, 2022. For a discussion of our cash flows for the fiscal years ended March 31, 2022 and March 31, 2021, please refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.
Fiscal Year 2023
Cash provided by operating activities was $1.0 billion during fiscal year 2023. The total cash provided by operating activities resulted primarily from $1.0 billion of net income for the period plus $0.5 billion of non-cash charges such as depreciation, amortization, non-cash lease expense, restructuring and impairment charges, provision for doubtful accounts, deferred income taxes and stock-based compensation. Depreciation expense was $0.4 billion and relatively consistent with prior years. These additions were offset by a net change in our operating assets and liabilities of $0.6 billion primarily driven by changes in net working capital as discussed below.

We believe net working capital is a key metric that measures our liquidity. Net working capital is calculated as current assets less current liabilities. Net working capital increased by $1.6 billion to $5.2 billion as of March 31, 2023, from $3.6 billion as of March 31, 2022. This increase was primarily driven by a $0.9 billion increase in inventories due to strong demand, coupled with increased buffer stock to address continued component shortages and logistics constraints, clear-to build constraints and logistics challenges and increases in inventory pricing, an $0.8 billion decrease in bank borrowings and current portion of long-term debt due to debt repayments, a $0.4 billion increase in accounts receivable, net and a $0.3 billion decrease in accounts payable, partially offset by a $1.1 billion increase in deferred revenue and customer working capital advances due to advances from customers to offset required investments in inventory.
Cash used in investing activities totaled $0.6 billion during fiscal year 2023. This was primarily driven by $0.6 billion of capital expenditures for property and equipment to continue expanding capabilities and capacity in support of our expanding CEC, Industrial, Health Solutions and Automotive businesses.
Cash provided by financing activities was $2 million during fiscal year 2023. This was primarily driven by $0.7 billion of net proceeds received from the sale of Nextracker Class A common stock through the IPO and $0.7 billion of proceeds from bank borrowings and long-term debt, partially offset by $1.0 billion net cash for repayments of bank borrowings and long-term debt, and $0.3 billion of cash paid for the repurchase of our ordinary shares. Refer to note 9 to the consolidated financial statement in Item 8, "Financial Statements and Supplementary Data" for additional details.
Fiscal Year 2022
Cash provided by operating activities was $1.0 billion during fiscal year 2022. The total cash provided by operating activities resulted primarily from $0.9 billion of net income for the period plus $0.6 billion of non-cash charges such as depreciation, amortization, non-cash lease expense, restructuring and impairment charges, provision for doubtful accounts, deferred income taxes and stock-based compensation. Depreciation expense was $0.4 billion and relatively consistent with prior years. These additions were offset by a net change in our operating assets and liabilities of $0.5 billion primarily driven by changes in net working capital, partially offset by an increase in cash from other current liabilities of $1.1 billion primarily attributed to customer advances received.
Cash used in investing activities totaled $1.0 billion during fiscal year 2022. This was primarily driven by approximately $0.5 billion of cash paid for the acquisition of Anord Mardix in December 2021, net of cash acquired, and approximately $0.4 billion of capital expenditures for property and equipment to continue expanding capabilities and capacity in support of our expanding Lifestyle, Automotive, and Industrial businesses.
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
Adjusted Free Cash Flow
We believe adjusted free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our adjusted free cash flow is defined as cash from operations, less net purchases of property and equipment to present adjusted cash flows on a consistent basis for investors. Our adjusted free cash flow was $0.3 billion and $0.6 billion for fiscal years 2023 and 2022, respectively. Adjusted free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Adjusted free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Adjusted free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Fiscal Year Ended March 31,
	2023	2022
	(In millions)
Net cash provided by operating activities	$950	$1,024
Purchases of property and equipment	(635)	(443)
Proceeds from the disposition of property and equipment	20	11
Adjusted free cash flow	$335	$593

Our cash balances are generated and held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months and beyond.
Future liquidity needs will depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, and the levels of shipments and changes in the volume of customer orders.
We maintain global paying service agreements with several financial institutions. Under these agreements, the financial institutions act as our paying agents with respect to accounts payable due to our suppliers who elect to participate in the program. The agreements allow our suppliers to sell their receivables to one of the participating financial institutions at the discretion of both parties on terms that are negotiated between the supplier and the respective financial institution. Our obligations to our suppliers, including the amounts due and scheduled payment dates, are not impacted by our suppliers’ decisions to sell their receivables under this program. During fiscal years ended March 31, 2023 and 2022, the cumulative payments due to suppliers participating in the programs amounted to approximately $1.4 billion and $1.3 billion, respectively. Pursuant to their agreement with one of the financial institutions, certain suppliers may elect to be paid early at their discretion. We are not always notified when our suppliers sell receivables under these programs. The available capacity under these programs can vary based on the number of investors and/or financial institutions participating in these programs at any point in time.
In addition, we maintain various uncommitted short-term financing facilities including but not limited to a commercial paper program, and a revolving sale and repurchase of subordinated notes established under the securitization facility, under which there were no borrowings outstanding as of March 31, 2023.
Historically, we have funded operations from cash and cash equivalents generated from operations, proceeds from public offerings of debt securities, bank debt and lease financings. We also have the ability to sell a designated pool of trade receivables under asset-backed securitization programs (the "ABS programs") and sell certain trade receivables, which are in addition to the trade receivables sold in connection with these securitization agreements. We may enter into debt and equity financings, sales of accounts receivable and lease transactions to fund acquisitions and anticipated growth as needed.
During fiscal year 2023, no accounts receivable had been sold under our ABS programs and we received approximately $3.5 billion from other sales of receivables under our factoring program. During fiscal year 2022, no accounts receivable had been sold under our ABS programs and we received approximately $1.6 billion from other sales of receivables under our factoring program. As of March 31, 2023 and 2022, the outstanding balance on receivables sold for cash was $0.8 billion and $0.6 billion, respectively, under our accounts receivable factoring programs, which were removed from accounts receivable balances in our consolidated balance sheets.
Historically we have been successful in refinancing and extending the maturity dates on our term loans and credit facilities. In July 2022, the Company entered into a new $2.5 billion credit agreement which matures in July 2027 and consists of a $2.5 billion revolving credit facility with a sub-limit of $360 million available for swing line loans, and a sub-limit of $175 million available for the issuance of letters of credit.
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
Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $1 billion in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 25, 2022. During fiscal year 2023, we paid $337 million to repurchase shares under the current and prior repurchase plans at an average price of $17.06 per share. As of March 31, 2023, shares in the aggregate amount of $893 million were available to be repurchased under the current plan.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Refer to the note 9 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for details of our debt obligations.
In addition. we have leased certain of our property and equipment under finance lease commitments, and certain of our facilities and equipment under operating lease commitments. Future payments due under our debt including finance leases and related interest obligations and operating leases are as follows (amounts may not sum due to rounding):

	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	Greater Than 5 Years
	(In millions)
Contractual Obligations:
Bank borrowings, long-term debt and finance lease obligations:
Bank borrowings and long-term debt	$3,862	$150	$1,538	$546	$1,628
Finance leases	2	1	1	—	—
Interest on long-term debt obligations	736	149	366	169	52
Operating leases, net of subleases	719	147	234	160	178
Restructuring costs	50	50	—	—	—
Total contractual obligations	$5,369	$497	$2,139	$875	$1,858
We have excluded $268 million of liabilities for unrecognized tax benefits from the contractual obligations table as we cannot make a reasonably reliable estimate of the periodic settlements with the respective taxing authorities. See note 15, "Income Taxes" to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further details.
We also have outstanding firm purchase orders with certain suppliers for the purchase of inventory, which are not included in the table above. The majority of the purchase obligations are generally short-term in nature. We generally do not enter into non-cancelable purchase orders for materials until we receive a corresponding production forecast from our customers. Our purchase obligations can fluctuate significantly from period to period and can materially impact our future operating asset and liability balances, and our future working capital requirements. We intend to use our existing cash balances, together with anticipated cash flows from operations to fund our existing and future contractual obligations.
RECENT ACCOUNTING PRONOUNCEMENTS
Refer to note 2 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for recent accounting pronouncements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
A portion of our exposure to market risk for changes in interest rates relates to our highly liquid investment portfolio, with maturities of three months or less from original dates of purchase and are classified as cash equivalents on our consolidated balance sheet. We do not use derivative financial instruments in our highly liquid investment portfolio. We place cash and cash equivalents with various major financial institutions and highly rated money market accounts. Our investment policy has strict guidelines focusing on preservation of capital. The portfolio is comprised of various instruments including term deposits with banks, marketable securities and money market accounts. Our cash is principally invested in the U.S. dollar and China renminbi serving as a natural hedge of our renminbi denominated costs. As of March 31, 2023, the outstanding amount in the highly liquid investment portfolio was $2.3 billion, the largest components of which were U.S. dollar, Indian rupee, Brazilian real and China renminbi denominated money market accounts with an average return of 6.0%. A hypothetical 10% change in interest rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.
We had variable rate debt outstanding of approximately $0.6 billion as of March 31, 2023. Variable rate debt obligations consisted of borrowings under our term loans. Interest on these obligations is discussed in note 9 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data".
Our variable rate debt instruments create exposures for us related to interest rate risk. A hypothetical 10% change in interest rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.
As of March 31, 2023, the approximate average fair value of our debt outstanding under our Notes due June 2025, February 2026, January 2028, June 2029, and May 2030 was 97.1% of the face value of the debt obligations based on broker trading prices in active markets.
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
We endeavor to maintain a partial or fully hedged position for certain transaction exposures. These exposures are primarily, but not limited to, revenues, customer and vendor payments and inter-company balances in currencies other than the functional currency of the operating entity. The credit risk of our foreign currency derivative contracts is minimized since all contracts are with large financial institutions and accordingly, fair value adjustments related to the credit risk of the counter-party financial institutions were not material. The gains and losses on foreign currency derivative contracts generally offset the losses and gains on the assets, liabilities and transactions hedged. The fair value of currency derivative contracts is reported on the balance sheet. The aggregate notional amount of outstanding contracts as of March 31, 2023 amounted to $11.1 billion and the recorded fair values of the associated assets and liabilities were not material to the Company's consolidated financial position. The majority of these foreign exchange contracts expire in less than three months. They will settle primarily in the Brazilian real, British pound, China renminbi, Euro, Indian rupee, Malaysian ringgit, Mexican peso, and U.S. dollar.

Based on our overall currency rate exposures as of March 31, 2023, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors, a 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flex Ltd., Singapore
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Flex Ltd. and subsidiaries (the "Company") as of March 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, redeemable noncontrolling interest and shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2023, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 19, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue - Customer Contracts and Related Obligations - Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
Certain of the Company’s customer agreements include potential price adjustments which are accounted for as variable consideration under the relevant accounting literature. For arrangements that include potential price adjustments the Company limits the amount of revenue recognized to that amount which is not probable of significant reversal, considering potential refunds required by the contract, historical experience and other surrounding facts and circumstances. The amount of variable consideration that is deferred is recorded in ‘customer-related accruals’ on the consolidated balance sheets, which totaled $313 million as of March 31, 2023.
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
Nextracker Initial Public Offering and Noncontrolling Interest — Refer to Notes 1, 2, 7 and 17 to the financial statements
Critical Audit Matter Description
In February 2023, Nextracker Inc. (“Nextracker”) completed an initial public offering (IPO) for a minority interest in the Company’s solar energy equipment supply business utilizing a structure that allows the Company to continue to realize tax benefits associated with the entity following the IPO (commonly known as an “Up-C structure”). Several related transactions were contemporaneously executed with Nextracker, including: 1) the sale of LLC interests in Nextracker LLC to Nextracker; 2) an amended and restated Nextracker LLC Operating Agreement, which among other matters, named Nextracker Inc. the managing member of Nextracker LLC; and 3) a tax receivable agreement between the Company and Nextracker. These aforementioned transactions and agreements are collectively referred to as “the Nextracker Reorganization transactions.” As a result of the Nextracker Reorganization transactions, the Company has 1) determined that Nextracker is a variable interest entity and the Company is the primary beneficiary of Nextracker, and therefore consolidates Nextracker, 2) will measure and classify its non-controlling interest held in Nextracker within permanent equity, and 3) will recognize a deferred tax asset on its investment in Nextracker as a result of the Nextracker Reorganization transactions, with an offsetting entry to income tax benefit, fully attributable to non-controlling interest. We identified the Company’s conclusions related to the Nextracker Reorganization transactions as a critical audit matter because of the complex judgments involved in applying the appropriate accounting guidance in the recording of such transactions. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals having expertise in consolidation accounting, when performing audit procedures to evaluate management’s judgments and conclusions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s conclusions related to the Nextracker Reorganization transactions included the following, among others:
•We tested the effectiveness of controls the Company has in place relating to applying the appropriate technical accounting guidance in recording the financial statement impacts of the Nextracker Reorganization transactions.
•We read the executed agreements and other supporting documents relevant to the Nextracker Reorganization transactions and evaluated key terms.
•With the assistance of professionals having expertise in consolidation and tax accounting, we evaluated management’s conclusions regarding the accounting for the Nextracker Reorganization transactions through consideration of possible alternatives under accounting principles generally accepted in the United States of America.
•We evaluated the Company’s financial statement disclosures related to the impacts of the Nextracker Reorganization transactions for compliance with disclosure requirements in accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
May 19, 2023
We have served as the Company’s auditors since 2002.

FLEX LTD.
CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2023	2022
	(In millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,294	$2,964
Accounts receivable, net of allowance for doubtful accounts	3,739	3,371
Contract assets	541	519
Inventories	7,530	6,580
Other current assets	917	903
Total current assets	16,021	14,337
Property and equipment, net	2,349	2,125
Operating lease right-of-use assets, net	608	637
Goodwill	1,343	1,342
Other intangible assets, net	316	411
Other assets	758	473
Total assets	$21,395	$19,325
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$150	$949
Accounts payable	5,930	6,254
Accrued payroll	522	470
Deferred revenue and customer working capital advances	3,143	2,002
Other current liabilities	1,110	1,036
Total current liabilities	10,855	10,711
Long-term debt, net of current portion	3,691	3,248
Operating lease liabilities, non-current	506	551
Other liabilities	637	608
Total liabilities	15,689	15,118
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	—	78
Shareholders' equity
Flex Ltd. shareholders' equity
Ordinary shares, no par value; 1,500,000,000 authorized, 500,362,046 and 510,799,667 issued, and 450,122,691 and 460,560,312 outstanding as of March 31, 2023 and 2022, respectively	6,493	6,052
Treasury stock, at cost; 50,239,355 shares as of March 31, 2023 and 2022, respectively	(388)	(388)
Accumulated deficit	(560)	(1,353)
Accumulated other comprehensive loss	(194)	(182)
Total Flex Ltd. shareholders' equity	5,351	4,129
Noncontrolling interest	355	—
Total shareholders' equity	5,706	4,129
Total liabilities, redeemable noncontrolling interest and shareholders' equity	$21,395	$19,325

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2023	2022	2021
	(In millions, except per share amounts)
Net sales	$30,346	$26,041	$24,124
Cost of sales	28,058	24,094	22,349
Restructuring charges	23	15	88
Gross profit	2,265	1,932	1,687
Selling, general and administrative expenses	995	892	817
Intangible amortization	82	68	62
Restructuring charges	4	—	13
Operating income	1,184	972	795
Interest, net	201	152	148
Other charges (income), net	5	(164)	16
Equity in earnings (losses) of unconsolidated affiliates	(4)	61	83
Income before income taxes	974	1,045	714
Provision for (benefit from) income taxes	(59)	105	101
Net income	1,033	940	613
Net income attributable to noncontrolling interest and redeemable noncontrolling interest	240	4	—
Net income attributable to Flex Ltd.	$793	$936	$613

Earnings per share attributable to the shareholders of Flex Ltd.:
Basic	$1.75	$1.97	$1.23
Diluted	$1.72	$1.94	$1.21
Weighted-average shares used in computing per share amounts:
Basic	454	476	499
Diluted	462	483	506

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
	2023	2022	2021
	(In millions)
Net income	$1,033	$940	$613
Other comprehensive income (loss):
Foreign currency translation adjustments, net of zero tax	(64)	(39)	56
Unrealized gain (loss) on derivative instruments and other, net of tax	52	(24)	40
Comprehensive income	$1,021	$877	$709
Comprehensive income attributable to noncontrolling interest and redeemable noncontrolling interest	240	4	—
Comprehensive income attributable to Flex Ltd.	$781	$873	$709

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY

	Redeemable Noncontrolling Interest	Ordinary Shares			Accumulated Other Comprehensive Loss					Total
	Amount	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments And Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Total Flex Ltd. Shareholders' Equity	Noncontrolling Interest	Shareholders' Equity
		(In millions)
BALANCE AT MARCH 31, 2020	$—	497	$5,948	$(2,902)	$(82)	$(133)	$(215)	$2,831	$—	$2,831
Repurchase of Flex Ltd. ordinary shares at cost	—	(10)	(183)	—	—	—	—	(183)	—	(183)
Issuance of Flex Ltd. vested shares under restricted share unit awards	—	5	—	—	—	—	—	—	—	—
Net income	—	—	—	613	—	—	—	613	—	613
Stock-based compensation	—	—	79	—	—	—	—	79	—	79
Total other comprehensive income	—	—	—	—	40	56	96	96	—	96
BALANCE AT MARCH 31, 2021	—	492	5,844	(2,289)	(42)	(77)	(119)	3,436	—	3,436
Sale of subsidiary's redeemable preferred units, net of transaction cost	74	—	414	—	—	—	—	414	—	414
Repurchase of Flex Ltd. ordinary shares at cost	—	(38)	(686)	—	—	—	—	(686)	—	(686)
Exercise of stock options	—	1	1	—	—	—	—	1	—	1
Issuance of Flex Ltd. vested shares under restricted share unit awards	—	6	—	—	—	—	—	—	—	—
Net income	4	—	—	936	—	—	—	936	—	936
Stock-based compensation	—	—	91	—	—	—	—	91	—	91
Total other comprehensive loss	—	—	—	—	(24)	(39)	(63)	(63)	—	(63)
BALANCE AT MARCH 31, 2022	78	461	5,664	(1,353)	(66)	(116)	(182)	4,129	—	4,129
Issuance of Nextracker common stock and related transactions	(99)	—	644	—	—	—	—	644	158	802
Payment for pre-IPO dividend to redeemable noncontrolling interest	(22)	—	—	—	—	—	—	—	—	—
Repurchase of Flex Ltd. ordinary shares at cost	—	(20)	(337)	—	—	—	—	(337)	—	(337)
Issuance of Flex Ltd. vested shares under restricted share unit awards	—	9	1	—	—	—	—	1	—	1
Net income	43	—	—	793	—	—	—	793	197	990
Stock-based compensation	—		133	—	—	—	—	133	—	133
Total other comprehensive loss	—	—	—	—	52	(64)	(12)	(12)	—	(12)
BALANCE AT MARCH 31, 2023	$—	450	$6,105	$(560)	$(14)	$(180)	$(194)	$5,351	$355	$5,706
The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2023	2022	2021
	(In millions)
Cash flows from operating activities:
Net income	$1,033	$936	$613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	414	409	422
Amortization and other impairment charges	87	75	147
Provision for doubtful accounts (Note 2)	3	(3)	5
Other non-cash income	(44)	(54)	(119)
Non-cash lease expense	131	130	124
Stock-based compensation	133	91	79
Deferred income taxes	(192)	(44)	(12)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(388)	624	(1,615)
Contract assets	(27)	(226)	107
Inventories	(974)	(2,655)	(96)
Other current and noncurrent assets	(55)	(295)	62
Accounts payable	(341)	969	103
Other current and noncurrent liabilities	1,170	1,067	324
Net cash provided by operating activities	950	1,024	144
Cash flows from investing activities:
Purchases of property and equipment	(635)	(443)	(351)
Proceeds from the disposition of property and equipment	20	11	85
Acquisitions of businesses, net of cash acquired	2	(539)	—
Proceeds from divestiture of businesses, net of cash held in divested businesses	2	9	(3)
Other investing activities, net	7	11	67
Net cash used in investing activities	(604)	(951)	(202)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	718	759	2,065
Repayments of bank borrowings and long-term debt	(1,024)	(284)	(1,142)
Payments for repurchases of ordinary shares	(337)	(686)	(183)
Proceeds from issuances of Nextracker shares	694	—	—
Payment for pre-IPO dividend to redeemable noncontrolling interest	(22)	—	—
Proceeds from sale of subsidiary's redeemable preferred units	—	488	—
Other financing activities, net	(27)	3	3
Net cash provided by financing activities	2	280	743
Effect of exchange rates on cash	(18)	(26)	29
Net increase in cash and cash equivalents	330	327	714
Cash and cash equivalents, beginning of year	2,964	2,637	1,923
Cash and cash equivalents, end of year	$3,294	$2,964	$2,637

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION OF THE COMPANY
Flex Ltd. ("Flex" or the "Company") is the diversified manufacturing partner of choice that helps market-leading brands design, build and deliver innovative products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, Flex supports the entire product lifecycle with advanced manufacturing solutions and operates one of the most trusted global supply chains. The Company also provides additional value to customers through a broad array of services, including design and engineering, component services, rapid prototyping, fulfillment, and circular economy solutions. Flex supports a diverse set of industries including cloud, communications, enterprise, automotive, industrial, consumer devices, lifestyle, healthcare, and energy. As of March 31, 2023, Flex's three operating and reportable segments were as follows:
•Flex Agility Solutions ("FAS"), which is comprised of the following end markets:
◦Communications, Enterprise and Cloud, including data infrastructure, edge infrastructure and communications infrastructure
◦Lifestyle, including appliances, consumer packaging, floorcare, micro mobility and audio
◦Consumer Devices, including mobile and high velocity consumer devices.
•Flex Reliability Solutions ("FRS"), which is comprised of the following end markets:
◦Automotive, including next generation mobility, autonomous, connectivity, electrification, and smart technologies
◦Health Solutions, including medical devices, medical equipment, and drug delivery
◦Industrial, including capital equipment, industrial devices, and renewables and grid edge.
•Nextracker, the leading provider of intelligent, integrated solar tracker and software solutions that are used in utility-scale and ground-mounted distributed generation solar projects around the world. Nextracker's products enable solar panels to follow the sun’s movement across the sky and optimize plant performance.
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
Nextracker Inc. Initial Public Offering
On February 13, 2023, the Company’s subsidiary Nextracker Inc. ("Nextracker") completed an initial public offering (“IPO”) of 30,590,000 shares of its Class A common stock, representing in the aggregate 21.06% of its total outstanding shares of common stock. As a result of the IPO, the Company received net proceeds of approximately $694 million, after deducting approximately $40 million in underwriting discounts.
Nextracker, a Delaware corporation, was formed on December 19, 2022. Prior to the IPO, Nextracker's business operations were conducted through Nextracker LLC (the "LLC") and its direct and indirect subsidiaries. In the fourth quarter of fiscal year 2022, Flex sold redeemable preferred units (“Series A Preferred Units”) of the LLC representing a 16.67% interest in the LLC to an unrelated third party; TPG Rise Flash, L.P. ("TPG Rise"), resulting in TPG Rise holding all of the outstanding LLC Series A Preferred Units and subsidiaries of Flex holding all of the outstanding LLC common units. Immediately prior to the IPO, as a result of accrued distributions paid in kind in respect of TPG Rise's outstanding LLC Series A Preferred Units, TPG Rise held Series A Preferred Units representing an interest of 17.37% in the LLC while Flex held LLC common units representing a controlling interest of 82.63%. As the Series A Preferred Units were redeemable upon the occurrence of conditions not solely within the control of the Company, Flex classified TPG Rise’s redeemable noncontrolling interest as temporary equity on the Company’s consolidated balance sheets. TPG Rise received a pro-rated 5% annual preferred dividend-

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
in-kind on its investment amounting to $21 million and $4 million in fiscal years 2023 and 2022, respectively, for the period prior to the IPO. In connection with the IPO, all of the Series A Preferred Units of the LLC were automatically converted into an equal number of LLC common units. TPG Rise and the Flex subsidiaries holding LLC common units also subscribed for an equal number of non-economic, voting Class B common shares of Nextracker. The common units of the LLC, together with a corresponding number of shares of Nextracker Class B common stock are exchangeable at any time at the option of the holder for shares of Nextracker Class A common stock on a one-for-one basis or for cash, at the option of Nextracker and upon such exchange, a corresponding number of such holder's LLC Class B common stock will be cancelled. Following the IPO, the noncontrolling interest in Nextracker comprise the Class A common stock of Nextracker (31.8% of Nextracker’s total common stock) and 6.77% respectively of Nextracker’s Class B common stock and LLC’s common units, held by TPG Rise.
Since the IPO, Nextracker has two classes of common stock - Class A common stock, which is traded on the Nasdaq Global Select Market under the symbol “NXT,” and Class B common stock. On all matters submitted to a vote of Nextracker stockholders, each share of Class A and Class B common stock entitles its owners to one vote per share. Class A common stock participates in earnings of Nextracker and Class B common stock does not participate in earnings of Nextracker. As of March 31, 2023, Flex owned 88,457,619 shares of Class B common stock, representing approximately 61.4% of the total outstanding shares of Nextracker’s outstanding common stock. In addition, Flex retains a 61.4% direct ownership of the LLC common units outstanding and participates proportionately in the earnings of the LLC.
The corporate structure of the transactions effected in relation to the IPO is an umbrella partnership C corporation structure, commonly referred to as an “Up‑C” structure, which is often used by partnerships and limited liability companies when they undertake an initial public offering of their business. The Up‑C structure allows us to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or “pass-through” entity, for income tax purposes following the IPO.
Following the IPO, both Flex and Nextracker are U.S. public company registrants. Nextracker has entered into various agreements to provide a framework for its relationship with Flex after the IPO, including a transition services agreement, an employee matters agreement and a registration rights agreement. These agreements provide for the allocation between Nextracker and Flex of Flex’s employees, liabilities and obligations attributable to periods prior to, at and after the IPO and govern certain relationships between Nextracker and Flex after the IPO.
In conjunction with the Nextracker IPO, Nextracker made a distribution in an aggregate amount of $175 million (the “Distribution”). With respect to such Distribution, $22 million was distributed to TPG Rise with the remainder distributed to Flex and its subsidiaries. The Distribution was financed, in part, with net proceeds from the $150 million term loan under a credit agreement entered into by Nextracker.
In connection with the IPO, Nextracker entered into a Tax Receivable Agreement (‘TRA’) with Flex and TPG Rise wherein 85% of the tax benefits realized in relation to the IPO would be paid to those parties. Separately, a deferred tax asset of $249 million has been booked reflecting Nextracker's outside basis difference in the Nextracker LLC units.
Variable Interest Entities
Flex controls Nextracker through its holding of Class B common stock that do not participate in the earnings of Nextracker. As such, the shareholders of the equity at risk in Nextracker (the Class A common stock shareholders) do not have the power to direct the key activities of Nextracker and consequently Nextracker is a variable interest entity ("VIE"). Flex has the ability to control Nextracker's activities through its control of 61.4% of the voting rights of Nextracker as of the IPO. Flex also has the ability to receive significant benefits from the VIE (through its ability to convert its investments in Nextracker and Nextracker LLC into Class A common stock of Nextracker or cash) and as such Flex has been determined to be the primary beneficiary of the VIE. As such, Flex continues to consolidate Nextracker and the interests in Nextracker held by third parties are presented as a noncontrolling interest. Evaluation of the VIE model and identification of the primary beneficiary requires significant judgements to be made regarding which entities can control the activities of a VIE, who can receive benefits or absorb losses from the VIE and the significance of those benefits and losses to the VIE.
As Flex continues to consolidate Nextracker, it is exposed to potentially significant gains and losses from the Nextracker business. While a portion of these gains and losses will be attributed to noncontrolling interests, Flex’s revenues, operating earnings, cash flows, earnings per share and statements of financial position will all fluctuate as a result of the performance of the Nextracker business. Nextracker, as a separate public company, is expected to operate largely independently of Flex, subject to Flex’s ability to control the activities of Nextracker and certain agreements to provide ongoing services to Nextracker as part of the separation of the business. Nextracker is not expected to make distributions to Flex (outside of those required by the tax receivable agreement) and Flex is not expected to have to make contributions to Nextracker to fund its operations. As a legacy

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of Nextracker’s operations from prior to the IPO, Flex provided limited parent company guarantees to certain of Nextracker’s customers to guarantee Nextracker’s contractual obligations. These guarantees all expire by fiscal year 2025 and will not be renewed. No liability to Flex is expected to arise from the provision of these guarantees. Nextracker’s borrowing facility has no recourse to Flex. Flex does not have right to use Nextracker's assets to settle Flex's liabilities, and Nextracker's assets can only be used to settle Nextracker's liabilities and to support Nextracker's own business.
The carrying amounts and classification of the VIE's external assets and liabilities included in the consolidated balance sheets are as follows:

Fiscal Year Ended March 31, 2023
(In millions)
Assets
Current assets:
Cash	$130
Accounts receivable, net	271
Contract assets	298
Inventories	138
Other current assets	35
Total current assets	872
Property and equipment, net	7
Goodwill	265
Other intangible assets, net	1
Other assets	275
Total assets	$1,420

Liabilities
Current liabilities:
Accounts payable	$211
Accrued expenses	60
Deferred revenue	176
Other current liabilities	49
Total current liabilities	496
Long-term debt	147
Other liabilities	280
Total liabilities	$923
2. SUMMARY OF ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Flex and its majority-owned subsidiaries, after elimination of intercompany accounts and transactions. Amounts included in these consolidated financial statements are expressed in U.S. dollars unless otherwise designated. The Company consolidates its majority-owned subsidiaries and investments in entities in which the Company has a controlling interest. A controlling financial interest may also exist in variable interest entities (“VIEs”), through governance provisions and arrangements to provide services to VIEs. The Company is required to consolidate a VIE of which it is the primary beneficiary. To determine if the Company is the primary beneficiary, the Company evaluates whether it has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company evaluates its relationships with its VIEs on an ongoing basis to determine whether it continues to be the primary beneficiary. The consolidated financial statements reflect the assets and liabilities of VIEs that are consolidated. For the consolidated majority-owned subsidiaries in which the Company owns less than 100%, the Company recognizes a noncontrolling interest for the ownership of the noncontrolling owners. As of March 31, 2023, we

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
presented noncontrolling interest as permanent equity in the consolidated balance sheets, reflecting the equity held by other parties. As of March 31, 2022, noncontrolling interest that is redeemable upon the occurrence of conditions outside of the control of the Company is reported as temporary equity in the consolidated balance sheets. The amount of consolidated net income attributable to Flex Ltd. and the noncontrolling interest and redeemable noncontrolling interest are presented in the consolidated statements of operations. Refer to note 7 "Noncontrolling Interest" for additional information.
Certain prior period presentations and disclosures were reclassified to ensure comparability with the current period presentation. In fiscal year 2023, equity in earnings of unconsolidated affiliates previously presented as part of other charges (income), net are now being separately presented on the consolidated statements of operations. The Company reclassified $61 million and $83 million of equity in earnings of unconsolidated affiliates from other charges (income), net for fiscal years 2022 and 2021 in order to align with current year presentation.
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
Translation of Foreign Currencies
The financial position and results of operations for certain of the Company's subsidiaries are measured using a currency other than the U.S. dollar as their functional currency. Accordingly, all assets and liabilities for these subsidiaries are translated into U.S. dollars at the current exchange rates as of the respective balance sheet dates. Revenue and expense items are translated at the average exchange rates prevailing during the period. Cumulative gains and losses from the translation of these subsidiaries' financial statements are reported as other comprehensive income (loss), a component of shareholders' equity. Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, and re-measurement adjustments for foreign operations where the U.S. dollar is the functional currency, are included in the Company's consolidated results of operations. Non-functional currency transaction gains and losses, and re-measurement adjustments were not material to the Company's consolidated results of operations for all periods presented, and have been classified as a component of other charges (income), net in the consolidated statements of operations.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Government Incentives and Grants
The Company receives incentives from federal, state and local governments in different regions of the world that primarily encourage the Company to establish, maintain, or increase investment, employment, or production in the regions. The Company accounts for government incentives as a reduction in the cost of the capital investment or a reduction of expense, based on the substance of the incentives received. Benefits are generally recorded when all conditions attached to the incentive have been met and there is reasonable assurance of receipt. The Company records capital-related incentives as a reduction to Property and equipment, net on the consolidated balance sheets and recognizes a reduction to depreciation and amortization expense over the useful life of the corresponding acquired asset. The Company records operating grants as a reduction to expense in the same line item on the consolidated statements of operations as the expenditure for which the grant is intended to compensate. Government incentives and grants transactions are not material to the Company's financial position, results of operations or cash flows.
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
The following table summarizes the activity in the Company's allowance for doubtful accounts during fiscal years 2023, 2022 and 2021:

	Balance at Beginning of Year	Charges (Recoveries) to Costs and Expenses(1)	Deductions/ Write-Offs (2)	Balance at End of Year
	(In millions)
Allowance for doubtful accounts:
Year ended March 31, 2021	$96	$5	$(40)	$61
Year ended March 31, 2022	61	(3)	(2)	56
Year ended March 31, 2023	56	3	(51)	8

(1)Charges and recoveries incurred during fiscal years 2023, 2022 and 2021 are primarily for costs and expenses or bad debt recoveries related to various distressed customers.
(2)Deductions and write-offs during fiscal year 2023 is primarily as a result of a settlement reached with a certain former customer.
No customer accounted for greater than 10% of the Company's net sales in fiscal years 2023, 2022 and 2021. No customer accounted for greater than 10% of the Company's total balance of accounts receivable, net as of fiscal year ended

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2023 and March 31, 2022. One customer within the Company's FAS segment accounted for approximately 11% of the Company's total balance of accounts receivable, net as of the fiscal year ended March 31, 2021.
The Company's ten largest customers accounted for approximately 34%, 34% and 36%, of its net sales in fiscal years 2023, 2022 and 2021, respectively.
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
Cash and cash equivalents consisted of the following:

	As of March 31,
	2023	2022
	(In millions)
Cash and bank balances	$970	$679
Money market funds and time deposits	2,324	2,285
	$3,294	$2,964

Inventories
Inventories are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. The stated cost is comprised of direct materials, labor and overhead. The components of inventories, net of applicable lower of cost or net realizable value write-downs, were as follows:

	As of March 31,
	2023	2022
	(In millions)
Raw materials	$6,140	$5,290
Work-in-progress	709	602
Finished goods	681	688
	$7,530	$6,580
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Depreciable Life (In Years)	As of March 31,
		2023	2022
		(In millions)
Machinery and equipment	2 - 10	$3,737	$3,540
Buildings	30	1,162	1,123
Leasehold improvements	Shorter of lease term or useful life of the improvement	590	564
Furniture, fixtures, computer equipment and software, and other	3 - 7	553	503
Land	—	124	113
Construction-in-progress	—	400	261
		6,566	6,104
Accumulated depreciation and amortization		(4,217)	(3,979)
Property and equipment, net		$2,349	$2,125

Total depreciation expense associated with property and equipment was approximately $414 million, $409 million and $422 million in fiscal years 2023, 2022 and 2021, respectively.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Goodwill
The Company evaluates goodwill for impairment at the reporting unit level annually, and in certain circumstances such as a change in reporting units or whenever there are indications that goodwill might be impaired. The Company performed its annual goodwill impairment assessment on January 1, 2023 and as a result of the quantitative assessment of its goodwill, the Company determined that no impairment existed as of the date of the impairment test because the fair value of each one of its reporting units exceeded its respective carrying value.
Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit, which typically is measured based upon, among other factors, market valuations, market multiples for comparable companies as well as a discounted cash flow analysis. Certain of these approaches use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy and require management to make various judgmental assumptions about sales, operating margins, growth rates and discount rates which consider the Company's budgets, business plans and economic projections, and are believed to reflect market participant views. Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, market EBITDA comparables and credit ratings. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur. If the actual results are not consistent with management's estimates and assumptions used to calculate fair value, it could result in material impairments of the Company's goodwill.
If the recorded value of the assets, including goodwill, and liabilities ("net book value") of any reporting unit exceeds its fair value, an impairment loss may be required to be recognized.
The following table summarizes the activity in the Company's goodwill during fiscal years 2023 and 2022:

	FAS	FRS	Nextracker	Total
	(In millions)
Balance at March 31, 2021	$371	$719	$—	$1,090
Reporting unit reallocation	—	(204)	204	—
Acquisitions	—	272	—	272
Foreign currency translation adjustments	—	(20)	—	(20)
Balance at March 31, 2022	371	767	204	1,342
Acquisitions (1)	—	(2)	—	(2)
Foreign currency translation adjustments	—	3	—	3
Balance at March 31, 2023	$371	$768	$204	$1,343
(1)Represents purchase price adjustment for the acquisition of Anord Mardix in the fiscal year of 2023.
Other Intangible Assets
The Company's acquired intangible assets are subject to amortization over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value. The Company reviewed the carrying value of its intangible assets as of March 31, 2023 and concluded that such amounts continued to be recoverable.
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
The components of acquired intangible assets are as follows:

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of March 31, 2023				As of March 31, 2022
	Weighted-Average Remaining Useful life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In millions)
Intangible assets:
Customer-related intangibles	6.5	$373	$(204)	$169	$385	$(157)	$228
Licenses and other intangibles	6.1	299	(152)	147	319	(136)	183
Total		$672	$(356)	$316	$704	$(293)	$411

Total intangible asset amortization expense recognized in operations during fiscal years 2023, 2022 and 2021 was $82 million, $68 million and $62 million, respectively. The gross carrying amounts of intangible assets are removed when fully amortized. During fiscal year 2023, the gross carrying amounts of fully amortized intangible assets totaled $14 million. The Company also recorded $15 million of foreign currency translation adjustments during fiscal year 2023, as the U.S. dollar fluctuated against foreign currencies for certain intangibles. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2024	$70
2025	63
2026	43
2027	36
2028	27
Thereafter	77
Total amortization expense	$316

The Company owns or licenses various United States and foreign patents relating to a variety of technologies. For certain of the Company's proprietary processes, inventions, and works of authorship, the Company relies on trade secret or copyright protection. The Company also maintains trademark rights (including registrations) for the Company's corporate name and several other trademarks and service marks that the Company uses in the Company's business in the United States and other countries throughout the world. The Company has implemented appropriate policies and procedures (including both technological means and training programs for the Company's employees) to identify and protect the Company's intellectual property, as well as that of the Company's customers and suppliers. As of March 31, 2023 and 2022, the carrying value of the Company's intellectual property was not material.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Investments
The Company has an investment portfolio that consists of strategic investments in privately held companies, and certain venture capital funds which are included within other assets. These privately held companies range from startups to more mature companies with established revenue streams and business models. As of March 31, 2023, and March 31, 2022, the Company's investments in non-consolidated companies totaled $115 million and $131 million, respectively.
The Company recognized $4 million of net equity in losses and $61 million of equity in earnings, associated with its equity method investments, in equity in earnings of unconsolidated affiliates on the consolidated statement of operations during fiscal years 2023 and 2022, respectively.
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
Customer Working Capital Advances
Customer working capital advances were $2.3 billion and $1.4 billion, as of March 31, 2023 and 2022, respectively. The customer working capital advances are not interest-bearing, do not generally have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production or the customer working capital advance agreement is terminated.
Other Current Liabilities
Other current liabilities include customer-related accruals of $313 million and $227 million as of March 31, 2023 and 2022, respectively.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
As of March 31, 2023 and 2022, current operating lease liabilities were $126 million and $132 million, respectively, which are included in other current liabilities on the consolidated balance sheets.
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
In November 2021, the FASB issued ASU 2021-10 "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance", which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements and any significant terms and conditions of the agreements, including commitments and contingencies. The Company adopted the guidance during the fourth quarter of fiscal year 2023 with an immaterial impact on its consolidated financial statements.
In July 2021, the FASB issued ASU 2021-05 "Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments", which requires a lessor to classify a lease with variable lease payments that don’t depend on an index or a rate as an operating lease on the commencement date of the lease if specified criteria are met. The guidance is effective for the Company beginning in the first quarter of fiscal year 2023 with early adoption permitted. The Company adopted the guidance during the first quarter of fiscal year 2023 with an immaterial impact on its consolidated financial statements.
Recently Issued Accounting Pronouncements
In September 2022, the FASB issued ASU 2022-04 "Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations", which requires a buyer in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. To achieve that objective, the buyer should disclose qualitative and quantitative information about its supplier finance programs. The amendments in this update do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The guidance is effective for the Company beginning in the first quarter of fiscal year 2024, except for the amendment on roll-forward information which is effective in fiscal year 2025, with early adoption permitted. The Company expects the new

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
guidance will have an immaterial impact on its consolidated financial statements, and intends to adopt the guidance retrospectively when it becomes effective in the first quarter of fiscal year 2024.
3. LEASES
The Company has several commitments under operating leases for warehouses, buildings, and equipment. The Company also has a minimal number of finance leases with an immaterial impact on its consolidated financial statements. Leases have remaining lease terms ranging from approximately 1 year to 17 years.
The components of lease cost recognized were as follow (in millions):

Lease cost	Fiscal Year Ended
	March 31, 2023	March 31, 2022
Operating lease cost	$151	$156

Amounts reported in the consolidated balance sheet as of the fiscal years ended March 31, 2023 and 2022 were (in millions, except weighted average lease term and discount rate):

	As of March 31, 2023	As of March 31, 2022
Operating Leases:
Operating lease right of use assets	$608	$637
Operating lease liabilities	632	683

Weighted-average remaining lease term (In years)
Operating leases	6.6	7.1

Weighted-average discount rate
Operating leases	4.2%	3.6%

Other information related to leases was as follow (in millions):

	Fiscal Year Ended
	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$151	$158

Right‑of‑use assets obtained in exchange for lease liabilities
Operating Lease	$119	$78

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Future lease payments under non-cancellable leases as of March 31, 2023 were as follows (in millions):

Fiscal Year Ended March 31,	Operating Leases
2024	$150
2025	130
2026	104
2027	86
2028	74
Thereafter	178
Total undiscounted lease payments	722
Less: imputed interest	90
Total lease liabilities	$632
Total rent expense amounted to $185 million, $180 million, and $180 million in fiscal years 2023, 2022 and 2021, respectively.
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
A contract liability is recognized when the Company receives payments in advance of the satisfaction of performance. Contract liabilities, identified as deferred revenue, were $885 million and $704 million as of March 31, 2023 and 2022, respectively, of which $795 million and $616 million, respectively, is included in deferred revenue and customer working capital advances under current liabilities.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated based on timing of transfer - point in time and over time for the fiscal years ended March 31, 2023, 2022 and 2021:

	Fiscal Year Ended March 31,
	2023	2022	2021
Timing of Transfer	(In millions)
FAS
Point in time	$14,942	$13,288	$12,058
Over time	827	739	1,435
Total	15,769	14,027	13,493
FRS
Point in time	12,004	9,904	7,667
Over time	729	699	1,828
Total	12,733	10,603	9,495
Nextracker
Point in time	51	128	66
Over time	1,852	1,330	1,129
Total	1,903	1,458	1,195
Intersegment eliminations
Point in time	(59)	(47)	(59)
Over time	—	—	—
Total	(59)	(47)	(59)
Flex
Point in time	26,938	23,273	19,732
Over time	3,408	2,768	4,392
Total	$30,346	$26,041	$24,124
5. SHARE-BASED COMPENSATION
Equity Compensation Plans
Flex historically maintains stock-based compensation plans at a corporate level. The Company's primary plan used for granting equity compensation awards is the Company's 2017 Equity Incentive Plan (the "2017 Plan"). During fiscal year 2023, Nextracker granted equity compensation awards to Nextracker employees under the First Amended and Restated 2022 Nextracker LLC Equity Incentive Plan (the "2022 Nextracker Plan"), which is administered by Nextracker, a majority owned subsidiary of the Company.
Share-Based Compensation Expense
The following table summarizes the Company's share-based compensation expense for all equity incentive plans:

	Fiscal Year Ended March 31,
	2023	2022	2021
	(In millions)
Cost of sales	$38	$24	$20
Selling, general and administrative expenses	95	67	59
Total share-based compensation expense	$133	$91	$79

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee exercises of share options over the share-based compensation cost recognized for those options) are classified as operating cash flows. During fiscal years 2023, 2022 and 2021, the Company did not recognize any excess tax benefits as an operating cash inflow.
The 2017 Equity Incentive Plan (the "2017 Plan")
As of March 31, 2023, the Company had approximately 11.8 million shares available for grant under the 2017 Plan. The Company no longer issues options to employees under the 2017 Plan. The number of outstanding and exercisable options are immaterial and the compensation cost related to options granted to employees under the 2017 Plan has been fully recognized as of March 31, 2023.
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
As of March 31, 2023, the total unrecognized compensation cost related to unvested RSU awards under the 2017 Plan was approximately $162 million. These costs will be amortized generally on a straight-line basis over a weighted-average period of approximately 2.0 years. Approximately $14 million of the total unrecognized compensation cost is related to RSU awards granted to certain key employees whereby vesting is contingent on meeting certain market conditions. Approximately $9 million of the total unrecognized compensation cost is related to RSU awards granted to certain key employees whereby vesting is contingent on meeting certain performance conditions.
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
Expected volatility of Flex—Volatility used in a Monte Carlo simulation is derived from the historical volatility of Flex's stock price over a period equal to the service period of the RSU awards granted. The service period is three years for those RSU awards granted in fiscal years 2023, 2022, and 2021.
Average peer volatility—Volatility used in a Monte Carlo simulation is derived from the historical volatilities of Flex's peer companies for the RSU awards granted in fiscal years 2023 and 2022, and volatility used in a Monte Carlo simulation is derived from the historical volatility of the Standard and Poor's ("S&P") 500 index for the RSU awards granted in fiscal year 2021.
Average Peer Correlation—Correlation coefficients were used to model the movement of Flex's stock price relative to Flex's peer companies for the RSU awards granted in fiscal years 2023 and 2022, and correlation coefficients were used to model the movement of Flex's stock price relative to the S&P 500 index for the RSU awards granted in fiscal year 2021.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The fair value of the Company's RSU awards under the 2017 Plan, whereby vesting is contingent on meeting certain market conditions, for fiscal years 2023, 2022, and 2021 was estimated using the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2023	2022	2021
Expected volatility	49.0%	54.6%	52.8%
Average peer volatility	41.4%	39.8%	35.9%
Average peer correlation	0.4	0.4	0.7
Expected dividends	—%	—%	—%
Risk-free interest rate	3.0%	0.3%	0.3%
Share-Based Awards Activity
Option activity for the 2017 Plan is immaterial for all periods presented.
Cash received from option exercises under the 2017 Plan, which was reflected within other financing activities in the consolidated statement of cash flows, was immaterial for fiscal years 2023, 2022, and 2021.
The following table summarizes the Company's RSU award activity under the 2017 Plan ("Price" reflects the weighted-average grant-date fair value):

	Fiscal Year Ended March 31,
	2023		2022		2021
	Shares	Price	Shares	Price	Shares	Price
Unvested RSU awards outstanding, beginning of fiscal year	17,019,559	$14.13	17,308,625	$11.14	16,050,640	$11.87
Granted (1)	8,416,650	18.22	7,276,643	18.48	10,982,109	11.04
Vested (1)	(9,229,198)	12.51	(5,933,605)	10.87	(5,520,005)	11.64
Forfeited	(858,396)	15.31	(1,632,104)	12.42	(4,204,119)	11.92
Unvested RSU awards outstanding, end of fiscal year	15,348,615	$16.79	17,019,559	$14.13	17,308,625	$11.14
(1)Included in the fiscal year 2023 amounts are 1.2 million of share bonus awards representing the number of awards achieved above target levels based on the achievement of certain market conditions for awards granted in the fiscal year 2020. These awards were issued and immediately vested in accordance with the terms and conditions of the underlying awards.
Of the 8.4 million unvested RSU awards granted in fiscal year 2023, approximately 6.1 million are plain-vanilla unvested RSU awards with no performance or market conditions with an average grant date price of $17.89 per share. Further, approximately 0.5 million of these unvested RSU awards granted in fiscal year 2023 represents the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions, with an average grant date fair value estimated to be $23.45 per award calculated using a Monte Carlo simulation. Vesting information for these shares is further detailed in the table below.
Of the 15.3 million unvested RSU awards outstanding under the 2017 Plan as of the fiscal year ended March 31, 2023, approximately 2.1 million unvested RSU awards represent the target amount of grants made to certain key employees whereby vesting is contingent on meeting certain market conditions summarized as follows:

	Targeted number of awards as of March 31, 2023 (in shares)		Range of shares that may be issued (1)
		Average grant date fair value (per share)
					Assessment dates
Year of grant			Minimum	Maximum
Fiscal 2023	533,946	$23.45	—	1,067,892	June 2025
Fiscal 2022	378,588	25.86	—	757,176	June 2024
Fiscal 2021	1,168,426	15.03	—	2,336,852	June 2023
Totals	2,080,960			4,161,920

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(1)    Vesting ranges from zero to 200% based on measurement of Flex's total shareholder return against Flex's peer companies for RSU awards granted in fiscal years 2023 and 2022 and based on measurement of Flex's total shareholder return against the Standard and Poor's ("S&P") 500 Composite Index for RSU awards granted in fiscal year 2021.
The Company will continue to recognize share-based compensation expense for awards with market conditions regardless of whether such awards will ultimately vest. During fiscal year 2023, 2.4 million shares vested in connection with the awards with market conditions granted in fiscal year 2020.
Approximately 0.5 million of these unvested RSU awards granted in fiscal year 2023 represents the target amount of grants made to certain key employees whereby vesting is contingent on certain performance conditions, with an average grant date price of $16.52 per share. Vesting information for these shares is further detailed in the table below.
Of the 15.3 million unvested RSU awards outstanding under the 2017 Plan as of the fiscal year ended March 31, 2023, approximately 0.9 million unvested RSU awards represent the target amount of grants made to certain key employees whereby vesting is contingent on meeting certain performance conditions summarized as follows:

	Targeted number of awards as of March 31, 2023 (in shares)		Range of shares that may be issued (1)
		Average grant date fair value (per share)
					Assessment date
Year of grant			Minimum	Maximum
Fiscal 2023	533,946	$16.52	—	1,067,892	Mar 2026
Fiscal 2022	378,586	$18.24	—	757,172	Mar 2025
Totals	912,532			1,825,064
(1)    Vesting ranges from zero to 200% based on performance of Flex's average earnings per share growth.
The total intrinsic value of RSU awards vested under all the Company's 2017 Plan was $148 million, $108 million and $69 million during fiscal years 2023, 2022 and 2021, respectively, based on the closing price of the Company's ordinary shares on the date vested.
The 2022 Nextracker Equity Incentive Plan
During fiscal year 2023, Nextracker awarded 5.7 million equity-based compensation awards to its employees under the 2022 Nextracker Plan, which included approximately 2.8 million options awards, 2.2 million RSU ("NRSU") awards and 0.7 million performance-based restricted share unit awards (“NPSU”). Out of the 0.7 million shares of NPSUs awarded, only 0.2 million shares met the criteria for a grant date under ASC 718 as of March 31, 2023. Vesting for the awards granted under the 2022 Nextracker Plan is contingent upon continued employee service and certain performance conditions, including a liquidity event such as the IPO. Upon the completion of the IPO, the awards were modified to vest in Class A common stock of Nextracker instead of common units of Nextracker LLC. Nextracker recorded $28 million of cumulative stock-based compensation expense following the IPO in fiscal year 2023. The incremental cost recognized resulting from the modification was immaterial in fiscal year 2023.
The fair value of the Company's awards granted under the 2022 Nextracker Plan was estimated based on the following assumptions:

Fiscal year ended March 31, 2023
Expected volatility	65.0%
Expected dividends	—%
Risk-free interest rate	2.5% - 2.7%
The following table summarizes the options awards, NRSU awards and NPSU awards activity under the Nextracker 2022 Plan for the fiscal year ended March 31, 2023:

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal year ended March 31, 2023
	Options (2)		NRSU		NPSU (3)
	Shares	Weighted average fair value per share	Shares	Weighted average fair value per share	Shares	Weighted average fair value per share
Unvested awards outstanding, beginning of fiscal year	—	$—	—	$—	—	$—
Granted	2,806,905	6.30	2,172,234	20.40	219,713	23.01
Vested	—	—	—	—	—	—
Forfeited (1)	(114,286)	6.30	(169,815)	20.40	—	—
Unvested awards outstanding, end of fiscal year	2,692,619	$6.30	2,002,419	$20.40	219,713	$23.01
(1)    Awards forfeited due to employee terminations.
(2)    Vesting ranges from zero to 100% based on the achievement levels of Nextracker's compounded annual growth rate over the performance period.
(3)    Vesting ranges from zero to 200% based on the achievement levels of Nextracker's total shareholder return over the performance period.
As of March 31, 2023, total unrecognized compensation expense related to unvested awards under the 2022 Nextracker Plan was approximately $46 million, which is expected to be recognized over a weighted-average expected vesting period of 2.3 years.
6. EARNINGS PER SHARE
Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the applicable periods.
Diluted earnings per share reflects the potential dilution from share-based compensation awards. The potential dilution from stock options exercisable into ordinary share equivalents and restricted share unit awards was computed using the treasury stock method based on the average fair market value of the Company's ordinary shares for the period.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table reflects the basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted income per share:

	Fiscal Year Ended March 31,
	2023	2022	2021
	(In millions, except per share amounts)
Basic earnings per share attributable to the shareholders of Flex Ltd.
Net income	$1,033	$940	$613
Net income attributable to noncontrolling interest and redeemable noncontrolling interest	240	4	—
Net income attributable to Flex Ltd.	$793	$936	$613
Shares used in computation:
Weighted-average ordinary shares outstanding	454	476	499
Basic earnings per share	$1.75	$1.97	$1.23

Diluted earnings per share attributable to the shareholders of Flex Ltd.
Net income	$1,033	$940	$613
Net income attributable to noncontrolling interest and redeemable noncontrolling interest	240	4	—
Net income attributable to Flex Ltd.	$793	$936	$613
Shares used in computation:
Weighted-average ordinary shares outstanding	454	476	499
Weighted-average ordinary share equivalents from RSU awards (1)	8	7	7
Weighted-average ordinary shares and ordinary share equivalents outstanding	462	483	506
Diluted earnings per share	$1.72	$1.94	$1.21
_________________________________________________________________________
(1)An immaterial amount RSU awards during fiscal years 2023, 2022, and 2021, respectively were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted average ordinary shares equivalents.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. NONCONTROLLING INTEREST
Nextracker Inc.
In the fourth quarter of fiscal year 2023, Nextracker completed an IPO through a series of reorganization transactions that resulted in Nextracker having an Up-C structure.
Prior to the IPO, TPG Rise held preferred units representing an interest of 17.37% in the LLC. This was presented as a redeemable noncontrolling interest on Flex’s consolidated balance sheets. TPG Rise received a pro-rated 5% annual preferred dividend on its investment for the period prior to the IPO. In connection with the IPO, all of the preferred units of the LLC were automatically converted into an equal number of common units of the LLC. TPG Rise and the Flex subsidiaries holding LLC common units also subscribed for an equal number of non-economic, voting Class B common shares of Nextracker Inc. The common units of the LLC, together with a corresponding number of shares of Class B common stock are exchangeable at any time at the option of the holder for shares of Nextracker Inc. Class A common stock on a one-for-one basis or for cash, at the option of Nextracker Inc. and upon such exchange, a corresponding number of such holder's Class B common stock will be cancelled. Following the IPO, the noncontrolling interest in Nextracker comprise the Class A common stock of Nextracker (31.8% of Nextracker’s total common stock) and 6.77% respectively of Nextracker’s Class B common stock and the LLC’s common units, held by TPG Rise.
The LLC also made a distribution in an aggregate amount of $175 million in advance of the IPO. With respect to such distribution, $50 million was distributed to Flex and the remaining $125 million to Flex's subsidiaries and TPG Rise, pro-rata in relation to their respective holdings. $22 million of the $125 million was distributed to TPG Rise in relation to their preferred units and this distribution is presented within income attributable to noncontrolling interest in the consolidated statements of operations. The distribution was financed in part with net proceeds from a $150 million term loan under a credit agreement entered into by the LLC (the “2023 Credit Agreement”). Refer to note 9 for further discussion of our debt activities.
Flex recorded the noncontrolling interest in Nextracker as 38.6% of Nextracker's post IPO book value, with a corresponding offset to additional paid-in capital of Flex. On a subsequent measurement basis, the carrying value is adjusted for earnings attributable to the noncontrolling interest.
As of March 31, 2023 and 2022, noncontrolling interest was $355 million and zero, and redeemable noncontrolling interest was zero and $78 million, respectively. As a result of the IPO, the noncontrolling interest previously determined redeemable prior to the IPO did not exist as of March 31, 2023. Net income attributable to noncontrolling interest and redeemable noncontrolling interest was $240 million and $4 million in fiscal years 2023 and 2022, respectively.
8. SUPPLEMENTAL CASH FLOW DISCLOSURES
The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Fiscal Year Ended March 31,
	2023	2022	2021
	(In millions)
Net cash paid for:
Interest	$227	$169	$147
Income taxes	124	122	105
Non-cash investing and financing activity:
Unpaid purchases of property and equipment	$184	$126	$102
Pre-IPO paid-in-kind dividend to redeemable noncontrolling interest	21	4	—
Finance lease for Bright Machines assets	—	—	4

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt are as follows:

	Maturity Date	As of March 31,
		2023	2022
		(In millions)
5.000% Notes ("2023 Notes") (1)(2)(3)	February 2023	$—	$500
4.750% Notes ("2025 Notes") (1)(2)	June 2025	599	598
3.750% Notes ("2026 Notes") (1)(2)	February 2026	686	690
6.000% Notes ("2028 Notes") (1)(2)(3)	January 2028	396	—
4.875% Notes ("2029 Notes") (1)(2)	June 2029	658	659
4.875% Notes ("2030 Notes") (1)(2)	May 2030	685	690
Euro Term Loans (4)	December 2023	—	389
JPY Term Loan (5)	April 2024	253	273
Delayed Draw Term Loan (6)	November 2023	150	—
Nextracker Term Loan (7)	February 2028	150	—
3.600% HUF Bonds (8)	December 2031	284	301
India Facilities (9)	May 2023 and June 2023	—	84
Other		1	31
Debt issuance costs		(21)	(18)
		3,841	4,197
Current portion, net of debt issuance costs		(150)	(949)
Non-current portion		$3,691	$3,248

(1)The notes are carried at the principal amount of each note, less any unamortized discount or premium and unamortized debt issuance costs.
(2)The notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.
(3)In December 2022, the Company issued $400 million of 6.000% Notes due 2028. The Company received proceeds of approximately $396 million, net of discount, from the issuance which were used, together with cash on hand, for general corporate purposes, which included redeeming its 2023 notes in December 2022, and for working capital requirements.
(4)In December 2021, the Company borrowed €350 million under a 1-year term loan agreement. The proceeds of the term loan were used to refinance certain other outstanding debt and for other general corporate purposes. During fiscal year 2023, the Company repaid all outstanding Euro term loans.
(5)In April 2019, the Company entered into a JPY 33.5 billion term loan agreement at three-month TIBOR plus 0.430%, which was then swapped to U.S. dollars. The term loan, which is subject to quarterly interest payments, was used to fund general operations and refinance certain other outstanding debt.
(6)In September 2022, the Company entered into a $450 million delayed draw term loan credit agreement, under which $300 million was repaid during fiscal year 2023, and $150 million of borrowings was outstanding as of March 31, 2023. Borrowings under the delayed draw term loan may be used for working capital, capital expenditures, refinancing of current debt, and other general corporate purposes. Interest is based on either (a) a Term SOFR-based formula plus a margin of 100.0 basis points to 162.5 basis points, depending on the Company's credit ratings, or (b) a Base Rate (the greatest of the agent's prime rate, the federal funds rate plus 0.50%, and the Term SOFR plus 1.00%) formula plus a margin of 0.0 basis point to 62.5 basis points, depending on the Company's credit ratings.
(7)In February 2023, Nextracker LLC borrowed $150 million under a five-year term loan credit facility to finance the cash distribution in connection with the initial public offering of the Nextracker Inc. $3 million in debt issuance costs were incurred to obtain the term loan financing. The Nextracker term loan requires quarterly principal payments beginning on June 30, 2024 in an amount equal to 0.625% of the original aggregate principal amount of the Nextracker term loan. From June 30, 2025, the quarterly principal payment will increase to 1.25% of the original aggregate principal amount of the Nextracker term loan. The remaining balance of the Nextracker term loan will be repayable on February 11, 2028. The interest rate of the Nextracker term loan is 5.12% (SOFR rate of 3.49% plus a margin of 1.63%).

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(8)In December 2021, the Company issued HUF 100 billion (approximately $284 million as of March 31, 2023) in aggregate principal amount of bonds under the National Bank of Hungary’s Bond Funding for Growth Scheme. The bonds are unsecured and unsubordinated obligations of the Company and rank equally with all of the Company’s other existing and future unsecured and unsubordinated obligations. The outstanding principal amount of the bonds bear interest at 3.60% per annum. The proceeds of the bonds were used for general corporate purposes.
(9)In July 2018, a subsidiary of the Company entered into a $200 million term loan facility (the "India Facilities"). The India Facility was used to fund capital expenditures to support the Company's expansion plans for India. The Company repaid all outstanding borrowings during fiscal year 2023.
Revolving Credit Facilities:
In July 2022, the Company entered into a new $2.5 billion credit agreement which matures in July 2027 (the "2027 Credit Facility") and consists of a $2.5 billion revolving credit facility with a sub-limit of $360 million available for swing line loans, and a sub-limit of $175 million available for the issuance of letters of credit. The 2027 Credit Facility replaced the previous $2.0 billion revolving credit facility, which was due to mature in January 2026. As of March 31, 2023 and 2022, no borrowings were outstanding.
Borrowings under the 2027 Credit Facility bear interest, at the Company’s option, either at (i) the Base Rate, plus 1.0%; plus, an applicable margin ranging from 0.125% to 0.750% per annum, based on the Company’s credit ratings or (ii) Term SOFR (or (x) the “Alternative Currency Term Rate”, which is defined as, depending on the applicable currency at issue, either the Euro Interbank Offered Rate, Tokyo Interbank Offer Rate, or such other term rate per annum as designated with respect to such alternative currency or (y) the “Alternative Currency Daily Rate”, which is defined as, in the case of Sterling, the rate per annum equal to Sterling Overnight Index Average, and for any other alternative currency, such other term rate per annum as designated with respect to such alternative currency) plus the applicable margin for Term SOFR rate (or the Alternative Currency Term Rate) loans ranging between 1.125% and 1.750% per annum, based on the Company’s credit ratings, plus an adjustment for Term SOFR loans of 0.10% per annum and an adjustment for Sterling Overnight Index Average loans of 0.0326% per annum. Interest on the outstanding borrowings is payable, (i) in the case of borrowings at the Base Rate, on the last business day of March, June, September and December of each calendar year and the maturity date, (ii) in the case of borrowings at the Term SOFR rate (or the Alternative Currency Term Rate), on the last day of the applicable interest period selected by the Company, which date shall be no later than the last day of every third month and the maturity date and (iii) in the case of borrowings at the Alternative Currency Daily Rate, on the last day of each calendar month and the maturity date. The Company is required to pay a quarterly commitment fee on the unutilized portion of the revolving credit commitments under the 2027 Credit Facility ranging from 0.125% to 0.275% per annum, based on the Company’s credit ratings. The Company is also required to pay letter of credit usage fees ranging from 1.125% to 1.750% per annum (based on the Company’s credit ratings) on the amount of the daily average outstanding letters of credit and a fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit.
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
In February 2023, Nextracker Inc., and the LLC, as the borrower, entered into a senior credit facility with a syndicate of banks (the “2023 Credit Agreement”) comprised of (i) a term loan in the aggregate principal amount of $150 million (the “Term Loan”), and (ii) a revolving credit facility in an aggregate principal amount of $500 million (the “RCF”). The LLC borrowed $150 million under the Term Loan, and used the proceeds to finance, in part, the Distribution. The RCF is available in U.S. dollars, euros and such currencies as mutually agreed on a revolving basis during the five-year period through February 11, 2028 and is available to fund working capital and other general corporate purposes. A portion of the RCF not to exceed $300 million is available for the issuance of letters of credit. A portion of the RCF not to exceed $50 million is available for swing line loans.
Borrowings in U.S. dollars under the 2023 Credit Agreement bear interest at a rate based on either (a) a term secured overnight financing rate (“SOFR”) based formula (including a credit spread adjustment of 10 basis points) plus a margin of 162.5 basis points to 200 basis points, depending on the LLC’s total net leverage ratio, or (b) a Base Rate formula plus a margin of 62.5 basis point to 100 basis points, depending on the LLC’s total net leverage ratio. Borrowings under the RCF in euros will bear interest based on the adjusted EURIBOR rate plus a margin of 162.5 basis points to 200 basis points, depending on the LLC’s total net leverage ratio. The LLC will also be required to pay a quarterly commitment fee on the undrawn portion of the

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
RCF of 20 basis points to 35 basis points, depending on the LLC’s total net leverage ratio. The interest rate for the Term Loan is 5.12% (SOFR rate of 3.49% plus a margin of 1.63%).
The 2023 Credit Agreement contains certain affirmative and negative covenants that, among other things and subject to certain exceptions, limit the ability of the LLC and its restricted subsidiaries to incur additional indebtedness or liens, to dispose of assets, change their fiscal year or lines of business, pay dividends and other restricted payments, make investments and other acquisitions, make optional payments of subordinated and junior lien debt, enter into transactions with affiliates and enter into restrictive agreements. In addition, the 2023 Credit Agreement requires the LLC to maintain a maximum consolidated total net leverage ratio.
As of March 31, 2023, the Company and certain of its subsidiaries had various uncommitted revolving credit facilities, lines of credit and other credit facilities in the amount of $317 million in the aggregate. There were no borrowings outstanding under these facilities as of March 31, 2023 and 2022. These unsecured credit facilities, and lines of credit and other credit facilities bear annual interest at the respective country's inter-bank offering rate, plus an applicable margin.
Debt Covenants:
Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the 2027 Credit Facility, and the Delayed Draw Term Loan also require that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 2025 Notes, 2026 Notes, 2028 Notes, 2029 Notes, and 2030 Notes (collectively the “Notes”) upon a change of control. As of March 31, 2023 and 2022, the Company was in compliance with its debt covenants.
The weighted-average interest rates for the Company's long-term debt were 4.7% and 4.0% as of March 31, 2023 and 2022, respectively.
Scheduled repayments of the Company's bank borrowings and long-term debt are as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2024	$150
2025	253
2026	1,285
2027	—
2028	546
Thereafter	1,628
Total	$3,862
10. FINANCIAL INSTRUMENTS
Foreign Currency Contracts
The Company transacts business in various foreign countries and is therefore exposed to foreign currency exchange rate risk inherent in forecasted sales, cost of sales, and monetary assets and liabilities denominated in non-functional currencies. The Company has established risk management programs to protect against volatility in the value of non-functional currency denominated monetary assets and liabilities, and of future cash flows caused by changes in foreign currency exchange rates. The Company tries to maintain a partial or fully hedged position for certain transaction exposures, which are primarily, but not limited to, forecasted sales and cost of sales, and monetary assets and liabilities in currencies other than the functional currency of the operating entity. The Company enters into short-term and long-term foreign currency derivative contracts, including forward, swap, and option contracts to hedge only those currency exposures associated with certain assets and liabilities, primarily accounts receivable, accounts payable, debt, and cash flows denominated in non-functional currencies. Gains and losses on the Company's derivative contracts are designed to offset losses and gains on the assets, liabilities and transactions hedged, and accordingly, generally do not subject the Company to risk of significant accounting losses. The Company hedges committed exposures and does not engage in speculative transactions. The credit risk of these derivative contracts is minimized since the contracts are with large financial institutions and accordingly, fair value adjustments related to the credit risk of the counterparty financial institution were not material.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of March 31, 2023, the aggregate notional amount of the Company's outstanding foreign currency derivative contracts was $11.1 billion as summarized below:

	Notional Contract Value in USD
Currency	Buy	Sell
	(In millions)
Cash Flow Hedges
HUF	$418	$—
JPY	300	—
MXN	448
Other	641	69
	1,807	69
Other Foreign Currency Contracts
CNY	677	89
EUR	2,273	2,466
GBP	289	323
MXN	595	452
MYR	437	243
Other	779	609

	5,050	4,182
Total Notional Contract Value in USD	$6,857	$4,251
As of March 31, 2023 and 2022, the fair value of the Company's short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company's exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of other charges (income), net in the consolidated statements of operations. The Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders' equity in the consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. Deferred losses were immaterial as of March 31, 2023, and are expected to be recognized primarily as a component of cost of sales in the consolidated statement of operations primarily over the next twelve-month period, except for the USD JPY cross currency swap and the USD HUF cross currency swaps, which are further discussed below.
The Company entered into a USD JPY cross currency swap in April 2019 to hedge the foreign currency risk on the JPY term loan due April 2024, and the fair value of the cross currency swap was included in current and long-term other liabilities as of March 31, 2023, and March 31, 2022, respectively. The Company entered into USD HUF cross currency swaps in December 2021 to hedge the foreign currency risk on the HUF bonds due December 2031, and the fair value of the cross currency swaps was included in other current assets and long-term other liabilities as of March 31, 2023, and March 31, 2022, respectively. The changes in fair value of the USD JPY cross currency swap and the USD HUF cross currency swaps are reported in accumulated other comprehensive loss. In addition, corresponding amounts are reclassified out of accumulated other comprehensive loss to other charges (income), net to offset the remeasurements of the underlying JPY loan principal and HUF bond principal, which also impact the same line.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the fair value of the Company's derivative instruments utilized for foreign currency risk management purposes at March 31, 2023 and 2022:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2023	March 31, 2022	Balance Sheet Location	March 31, 2023	March 31, 2022
	(In millions)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$46	$22	Other current liabilities	$22	$35
Foreign currency contracts	Other assets	—	—	Other liabilities	88	61
Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$26	$21	Other current liabilities	$19	$26

The Company has financial instruments subject to master netting arrangements, which provide for the net settlement of all contracts with certain counterparties. The Company does not offset fair value amounts for assets and liabilities recognized for derivative instruments under these arrangements, as such, the asset and liability balances presented in the table above reflect the gross amounts of derivatives in the consolidated balance sheets. The impact of netting derivative assets and liabilities is not material to the Company's financial position for any of the periods presented.
11. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, during fiscal years ended March 31, 2023, 2022 and 2021 are as follows:

	Unrealized loss on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Beginning balance on March 31, 2020	$(82)	$(133)	$(215)
Other comprehensive gain before reclassifications	48	56	104
Net gains reclassified from accumulated other comprehensive loss	(8)	—	(8)
Net current-period other comprehensive gain	40	56	96
Ending balance on March 31, 2021	$(42)	$(77)	$(119)
Other comprehensive loss before reclassifications	(49)	(44)	(93)
Net losses reclassified from accumulated other comprehensive loss	25	5	30
Net current-period other comprehensive loss	(24)	(39)	(63)
Ending balance on March 31, 2022	$(66)	$(116)	$(182)
Other comprehensive loss before reclassifications	(25)	(67)	(92)
Net losses reclassified from accumulated other comprehensive loss	77	3	80
Net current-period other comprehensive gain (loss)	52	(64)	(12)
Ending balance on March 31, 2023	$(14)	$(180)	$(194)
Substantially all unrealized gains and losses relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the fiscal year 2023 were reclassified out of accumulated other comprehensive loss to other charges (income), net and cost of sales in the consolidated statement of operations, which primarily relate to the Company's foreign currency contracts accounted for as cash flow hedges. Net (gains) losses reclassified from accumulated other

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
comprehensive loss were $80 million and $30 million loss during fiscal year 2023 and 2022, respectively, and were immaterial during fiscal year 2021.
The tax impact to other comprehensive loss was immaterial for all periods presented.
12. TRADE RECEIVABLES SECURITIZATION
The Company sells trade receivables under two asset-backed securitization programs and an accounts receivable factoring program.
Asset-Backed Securitization Programs
The Company maintains asset-backed securitization programs (the “ABS Programs”) under which it has the ability to sell pools of trade receivables to affiliated special purpose entities, each of which in turn can sell the receivables to unaffiliated financial institutions, based on the Company's requirements. Under these programs, the entire purchase price of sold receivables are paid in cash. The ABS Programs contain guarantees of payment by the special purpose entities, in amounts equal to approximately the net cash proceeds under the programs, and are collateralized by certain receivables held by the special purpose entities. The fair value of the guarantee obligation was zero as of both March 31, 2023 and March 31, 2022.
Following the transfer of the receivables to the special purpose entities, the transferred receivables are legally isolated from the Company and its affiliates. Upon the sale of the receivables from the special purpose entities to the unaffiliated financial institutions, the receivables are derecognized from our consolidated balance sheet as effective control of the transferred receivables is passed to the unaffiliated financial institutions, which have the right to pledge or sell the receivables. Accounts receivable balances sold under the ABS Programs are included as cash provided by operating activities in the consolidated statement of cash flow. Although the special purpose entities are consolidated by the Company, they are separate corporate entities and their assets are available first to satisfy the claims of their creditors.
As of March 31, 2023 and March 31, 2022, no accounts receivable were sold under the ABS programs.
For the fiscal year ended March 31, 2021, cash flows from sales of receivables from the special purpose entities to unaffiliated financial institutions during fiscal year 2021 totaled approximately $0.6 billion.
Trade Accounts Receivable Sale Programs
The Company also sells accounts receivables to certain third-party banking institutions under factoring programs. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $0.8 billion and $0.6 billion as of March 31, 2023 and 2022, respectively. For the fiscal years ended March 31, 2023, 2022 and 2021, total accounts receivable sold to certain third party banking institutions was approximately $3.5 billion, $1.6 billion and $0.8 billion, respectively. The receivables that were sold were removed from the consolidated balance sheets and the cash received was included as cash provided by operating activities in the consolidated statements of cash flows.
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
Level 1 - Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. There were no balances classified as level 1 in the fair value hierarchy as of March 31, 2023.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company values foreign exchange forward contracts using level 2 observable inputs which primarily consist of an income approach based on the present value of the forward rate less the contract rate multiplied by the notional amount.
The Company's cash equivalents include bank time deposits and money market funds, which are valued using level 2 inputs, such as interest rates and maturity periods. Due to their short-term nature, their carrying amount approximates fair value.
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
There were no transfers between levels in the fair value hierarchy during fiscal years 2023 and 2022.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and 2022:

	Fair Value Measurements as of March 31, 2023
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (Note 2)	$—	$2,324	$—	$2,324
Foreign currency contracts (Note 10)	—	72	—	72
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	—	37	—	37
Liabilities:
Foreign currency contracts (Note 10)	$—	$(129)	$—	$(129)

	Fair Value Measurements as of March 31, 2022
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (Note 2)	$—	$2,285	$—	$2,285
Foreign currency contracts (Note 10)	—	43	—	43
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	—	39	—	39
Liabilities:
Foreign currency contracts (Note 10)	$—	$(122)	$—	$(122)

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other financial instruments
The following table presents the Company's major debts not carried at fair value as of March 31, 2023 and 2022:

	As of March 31, 2023		As of March 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In millions)		(In millions)
5.000% Notes due February 2023	$—	$—	$500	$511	Level 1
JPY Term Loan due April 2024 - three-month TIBOR plus 0.430%	253	253	273	273	Level 2
4.750% Notes due June 2025	599	590	598	615	Level 1
3.750% Notes due February 2026	686	657	690	690	Level 1
6.000% Notes due January 2028	396	399	—	—	Level 1
4.875% Notes due June 2029	658	631	659	687	Level 1
4.875% Notes due May 2030	685	661	690	713	Level 1
Euro Term Loans	—	—	389	389	Level 2
Delayed Draw Term Loan	150	150	—	—	Level 2
Nextracker Term Loan	150	150	—	—	Level 2
3.600% HUF Bonds due December 2031	284	196	301	301	Level 2
India Facilities	—	—	84	84	Level 2
The Notes due June 2025, February 2026, January 2028, June 2029 and May 2030 are valued based on broker trading prices in active markets. HUF Bonds are valued based on the broker trading prices in an inactive market.
The JPY Term Loan due April 2024, Delayed Draw Term Loan, and Nextracker Term Loan bear interest at floating interest rates, and therefore, as of March 31, 2023, the carrying amounts approximate fair values.
14. COMMITMENTS AND CONTINGENCIES
Commitments
As of March 31, 2023 and 2022, the gross carrying amount and associated accumulated depreciation of the Company's property and equipment financed under finance leases, and the related obligations was not material. The Company also leases certain of its facilities and equipment under non-cancelable operating leases. These operating leases expire in various years through 2040. Refer to note 3 for additional details on the minimum lease payments.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
One of the Company's Brazilian subsidiaries has received assessments for certain sales and import taxes. There were originally six tax assessments totaling the updated amount inclusive of interest and penalties of 419 million Brazilian reals (approximately USD $81 million based on the exchange rate as of March 31, 2023). The Company successfully defeated one of the six assessments in September 2019 (totaling approximately 61 million Brazilian reals or USD $12 million). The Company successfully defeated another three of the assessments in September 2022 (totaling the updated amount inclusive of interest and penalties of approximately 261 million Brazilian reals or USD $51 million), each of which remains subject to appeal. The Company was unsuccessful at the administrative level for one of the assessments and filed an annulment action in federal court in Brasilia, Brazil on March 23, 2020; the updated value of that assessment inclusive of interest and penalties is 41 million Brazilian reals (approximately USD $8 million). One of the assessments remains in the review process at the administrative level. The Company believes there is no legal basis for any of these assessments and that it has meritorious defenses. The Company will continue to vigorously oppose all of these assessments, as well as any future assessments. The Company does not expect final judicial determination on any of these claims in the near future.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. INCOME TAXES
The domestic (Singapore) and foreign components of income before income taxes were comprised of the following:

	Fiscal Year Ended March 31,
	2023	2022	2021
	(In millions)
Domestic	$99	$352	$242
Foreign	875	693	472
Total	$974	$1,045	$714

The provision for income taxes consisted of the following:

	Fiscal Year Ended March 31,
	2023	2022	2021
	(In millions)
Current:
Domestic	$6	$3	$1
Foreign	136	146	105
	142	149	106
Deferred:
Domestic	1	—	1
Foreign	(202)	(44)	(6)
	(201)	(44)	(5)
Provision for (benefit from) income taxes	$(59)	$105	$101

The domestic statutory income tax rate was approximately 17.0% in fiscal years 2023, 2022 and 2021. The reconciliation of the income tax expense expected based on domestic statutory income tax rates to the expense for income taxes included in the consolidated statements of operations is as follows:

	Fiscal Year Ended March 31,
	2023	2022	2021
	(In millions)
Income taxes based on domestic statutory rates	$166	$178	$121
Effect of jurisdictional tax rate differential	5	(114)	(82)
Change in unrecognized tax benefit	(7)	12	11
Change in valuation allowance	(47)	12	35
Foreign exchange movement on prior year taxes recoverable	4	(9)	5
Tax impacts related to sale of Nextracker	16	13	—
APB23 tax liability	—	1	1
Restructuring of Nextracker LLC interest	(195)	—	—
Other	(1)	12	10
Provision for (benefit from) income taxes	$(59)	$105	$101

A number of countries in which the Company is located allow for tax holidays or provide other tax incentives to attract and retain business. In general, these holidays were secured based on the nature, size and location of the Company’s operations. The aggregate dollar effect on the Company’s income resulting from tax holidays and tax incentives to attract and retain business for the fiscal years ended March 31, 2023, 2022 and 2021 was $14 million, $23 million and $21 million, respectively. For the fiscal year ended March 31, 2023, the effect on basic and diluted earnings per share was $0.03 and $0.03, respectively, and the effects on basic and diluted earnings per share during fiscal years 2022 and 2021 were $0.05 and $0.05, and $0.04 and $0.04, respectively. Unless extended or otherwise renegotiated, the Company's existing holidays will expire in various years

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
through the end of fiscal year 2028. The primary driver of the negative effective tax rate for fiscal year 2023 relates to the recording of a $195 million deferred tax asset, with an offset entry to income tax benefit fully attributable to noncontrolling interest in connection with the Nextracker IPO whereby Nextracker Inc. purchased Nextracker LLC units from a related Flex U.S. subsidiary.
The Company provides a valuation allowance against deferred tax assets that in the Company's estimation are not more likely than not to be realized. During fiscal year 2023, 2022 and 2021, the Company released valuation allowances totaling $12 million, $26 million and $25 million, respectively. For fiscal year 2023, $12 million valuation allowance release was mainly related to certain operations in Australia, and the Netherlands as these amounts were deemed to be more likely than not to be realized due to the sustained profitability during the past three fiscal years as well as continued forecasted profitability of those operations. During fiscal year 2023, the Company also added $12 million in valuation allowance primarily for the deferred tax assets related to operations in Hungary, Canada, and Switzerland. Various other valuation allowance positions were also reduced due to varying factors such as recognition of uncertain tax positions impacting deferred tax assets, one-time income recognition in loss entities, and foreign exchange impacts on deferred tax balances, and increased deferred tax assets as a result of current period losses in legal entities with existing full valuation allowance positions. For fiscal years ended March 31, 2023, 2022 and 2021, the offsetting amounts totaled $(48) million, $39 million and $60 million, respectively.
Under its territorial tax system, Singapore generally does not tax foreign sourced income until repatriated to Singapore. The Company has included the effects of Singapore's territorial tax system in the rate differential line above. The tax effect of foreign income not repatriated to Singapore for the fiscal years ended March 31, 2023, 2022 and 2021 were $31 million, $105 million and $57 million, respectively.
The components of deferred income taxes are as follows:

	As of March 31,
	2023	2022
	(In millions)
Deferred tax liabilities:
Fixed assets	$(63)	$(49)
Intangible assets	(71)	(89)
Others	(38)	(14)
Total deferred tax liabilities	(172)	(152)
Deferred tax assets:
Fixed assets	77	72
Intangible assets	5	6
Deferred compensation	27	22
Inventory valuation	24	26
Provision for doubtful accounts	3	5
Net operating loss and other carryforwards	1,359	1,542
Investment in Nextracker LLC	249	—
Others	136	201
Total deferred tax assets	1,880	1,874
Valuation allowances	(1,373)	(1,631)
Total deferred tax assets, net of valuation allowances	507	243
Net deferred tax asset	$335	$91
The net deferred tax asset is classified as follows:
Long-term asset	$412	$177
Long-term liability	(77)	(86)
Total	$335	$91

Utilization of the Company's deferred tax assets is limited by the future earnings of the Company in the tax jurisdictions in which such deferred assets arose. As a result, management is uncertain as to when or whether these operations will generate

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company has recorded deferred tax assets of approximately $1.5 billion related to tax losses and other carryforwards against which the Company has recorded a valuation allowance for all but $62 million of the deferred tax assets. These tax losses and other carryforwards will expire at various dates as follows:

Expiration dates of deferred tax assets related to operating losses and other carryforwards
Fiscal year	(In millions)
2024 - 2029	$415
2030 - 2035	232
2036 and post	78
Indefinite	743
$1,468

The amount of deferred tax assets considered realizable, however, could be reduced or increased in the near-term if facts, including the amount of taxable income or the mix of taxable income between subsidiaries, differ from management’s estimates.
The Company does not provide for income taxes on approximately $1.9 billion of undistributed earnings of its subsidiaries which are considered to be indefinitely reinvested outside of Singapore as management has plans for the use of such earnings to fund certain activities outside of Singapore. The estimated amount of the unrecognized deferred tax liability on these undistributed earnings is approximately $169 million. As a result, as of March 31, 2023, the Company has concluded for all earnings in foreign subsidiaries are considered to be indefinitely reinvested and therefore zero deferred tax liabilities were recorded.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended March 31,
	2023	2022
	(In millions)
Balance, beginning of fiscal year	$282	$266
Additions based on tax position related to the current year	15	27
Additions for tax positions of prior years	8	15
Reductions for tax positions of prior years	(5)	(7)
Reductions related to lapse of applicable statute of limitations	(13)	(16)
Settlements	(7)	—
Impact from foreign exchange rates fluctuation	(12)	(3)
Balance, end of fiscal year	$268	$282

The Company’s unrecognized tax benefits are subject to change over the next twelve months primarily as a result of the expiration of certain statutes of limitations and as audits are settled. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by an additional approximate $84 million within the next twelve months primarily due to potential settlements of various audits and the expiration of certain statutes of limitations.
The Company and its subsidiaries file federal, state, and local income tax returns in multiple jurisdictions around the world. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2008.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Of the $268 million of unrecognized tax benefits at March 31, 2023, $185 million will affect the annual effective tax rate (ETR) if the benefits are eventually recognized. The amount that doesn’t impact the ETR relates to positions that would be settled with a tax loss carryforward previously subject to a valuation allowance.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits within the Company’s tax expense. During the fiscal years ended March 31, 2023, 2022 and 2021, the Company recognized interest and penalties of approximately ($1) million, $2 million and $2 million, respectively. The Company had approximately $15 million, $16 million and $14 million accrued for the payment of interest and penalties as of the fiscal years ended March 31, 2023, 2022 and 2021, respectively.
16. RESTRUCTURING CHARGES
Fiscal Year 2023
The Company continued to identify certain structural changes to restructure its business throughout fiscal year 2023. During fiscal year 2023, the Company recognized approximately $27 million of restructuring charges, most of which related to employee severance. Restructuring charges are not included in segment income, as disclosed further in note 21.
Fiscal Year 2022
The Company identified certain structural changes to restructure its business throughout fiscal year 2022. During fiscal year 2022, the Company recognized approximately $15 million of restructuring charges, most of which related to employee severance. Restructuring charges are not included in segment income.
Fiscal Year 2021
In order to support the Company’s strategy and build a sustainable organization, and after considering that the economic recovery from the COVID-19 pandemic would be slower than anticipated, the Company identified certain structural changes to restructure its business. These restructuring actions eliminated non-core activities primarily within the Company’s corporate function, aligned the Company’s cost structure with its reorganizing and optimizing of its operations model along its reporting segments, and further sharpened its focus to winning business in end markets where it has competitive advantages and deep domain expertise. During fiscal year 2021, the Company recognized approximately $101 million of restructuring charges, most of which related to employee severance.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Severance	Long-Lived Asset Impairment	Other Exit Costs	Total
	(In millions)
Balance as of March 31, 2020	$19	$—	$4	$23
Provision for charges incurred in fiscal year 2021	89	8	4	101
Cash payments for charges incurred in fiscal year 2020 and prior	(14)	—	—	(14)
Cash payments for charges incurred in fiscal year 2021	(49)	—	(1)	(50)
Non-cash charges incurred in fiscal year 2021	—	(8)	1	(7)
Balance as of March 31, 2021	45	—	8	53
Provision for charges incurred in fiscal year 2022	11	1	3	15
Cash payments for charges incurred in fiscal year 2021 and prior	(15)	—	—	(15)
Cash payments for charges incurred in fiscal year 2022	(6)	—	—	(6)
Non-cash charges incurred in fiscal year 2022	—	(1)	(3)	(4)
Balance as of March 31, 2022	35	—	8	43
Provision for charges incurred in fiscal year 2023	27	—	—	27
Cash payments for charges incurred in fiscal year 2022 and prior	(7)	—	—	(7)
Cash payments for charges incurred in fiscal year 2023	(11)	—	—	(11)
Non-cash charges incurred in fiscal year 2023	—	—	(2)	(2)
Balance as of March 31, 2023	44	—	6	50
Less: Current portion (classified as other current liabilities)	44	—	6	50
Accrued restructuring costs, net of current portion (classified as other liabilities)	$—	$—	$—	$—

17. OTHER CHARGES (INCOME), NET
Other charges (income), net for the fiscal years ended March 31, 2023, 2022 and 2021 are primarily comprised of the following:

	Fiscal Year Ended March 31
	2023	2022	2021
	(In millions)
Gain on foreign exchange transactions	$(7)	$(32)	$(21)
Investment impairments (1)	—	3	37
Brazil tax credit (2)	—	(150)	—
(1)During fiscal years 2022 and 2021, and in connection with the Company’s ongoing assessment of recoverability of its investment portfolio, the Company concluded that the carrying amounts of certain non-core investments were other than temporarily impaired and recognized $3 million and $37 million of total impairment charges, respectively (See note 2 for additional information).
(2)The Company recognized a $150 million gain related to a certain tax credit upon approval of a "Credit Habilitation" request by the relevant Brazil tax authorities for fiscal year 2022.
18. INTEREST, NET
Interest, net for the fiscal years ended March 31, 2023, 2022 and 2021 are primarily comprised of the following:

	Fiscal Year Ended March 31
	2023	2022	2021
	(In millions)
Interest expenses on debt obligations	$187	$153	$150
Interest income	(30)	(14)	(14)
ABS and AR sales programs related expenses	39	5	11

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19. BUSINESS AND ASSET ACQUISITIONS & DIVESTITURES
Fiscal 2023 Divestitures
During the fiscal year ended March 31, 2023, the Company disposed of a non-strategic business within the FRS segment. The Company received approximately $4 million of proceeds. The property and equipment and various other assets sold, and liabilities transferred were not material to the Company's consolidated financial results. The net gain on dispositions was not material to the Company’s consolidated financial results, and was included in other charges (income), net in the consolidated statements of operations for the fiscal year 2023.
Fiscal 2022 Business acquisition
On December 1, 2021, the Company completed the business acquisition of Anord Mardix, a global leader in critical power solutions for an initial purchase consideration of $523 million, net of $25 million cash acquired, with an additional $17 million deferred purchase price paid out in the fourth quarter of fiscal year 2022, for a total purchase consideration of $539 million. The acquisition added to the Company's portfolio of Power products and expanded its offering in the data center market. For reporting purposes, Anord Mardix was included in the Industrial reporting unit within the FRS segment. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. The results of operations of the acquisition were included in the Company’s consolidated financial results beginning on the date of acquisition, and the total amount of net income and revenue were not material to the Company's consolidated financial results for fiscal year 2022.
The intangible assets of $273 million are comprised of customer related intangible assets of $147 million and licenses and other intangible assets such as trade names and developed technology of $126 million. Customer related assets are amortized over a weighted-average estimated useful life of 8.7 years while licensed and other intangibles are amortized over a weighted-average estimated useful life of 8.9 years.
20. SHARE REPURCHASE PLAN
During fiscal year 2023, the Company repurchased approximately 19.8 million shares for an aggregate purchase price of approximately $337 million and retired all of these shares.
Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $1.0 billion in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Annual General Meeting held on August 25, 2022. As of March 31, 2023, shares in the aggregate amount of $893 million were available to be repurchased under the current plan.
21. SEGMENT REPORTING
The Company's Chief Executive Officer is our Chief Operating Decision Maker ("CODM") who evaluates how we allocate resources, assesses performance and make strategic and operational decisions. Based on such evaluation, the Company determined as of and for the period ended March 31, 2023, that Flex has three operating and reportable segments.
The FAS segment is optimized for speed to market based on a highly flexible supply and manufacturing system. FAS is comprised of the following end markets that represent reporting units:
•Communications, Enterprise and Cloud, including data infrastructure, edge infrastructure and communications infrastructure
•Lifestyle, including appliances, consumer packaging, floorcare, micro mobility and audio
•Consumer Devices, including mobile and high velocity consumer devices.
The FRS segment is optimized for longer product lifecycles requiring complex ramps with specialized production models and critical environments. FRS is comprised of the following end markets that represent reporting units:
•Automotive, including next generation mobility, autonomous, connectivity, electrification, and smart technologies
•Health Solutions, including medical devices, medical equipment, and drug delivery
•Industrial, including capital equipment, industrial devices, and renewables and grid edge.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Nextracker segment provides solar tracker technologies that optimize and increase energy production while reducing costs for significant plant return on investment:
•Nextracker, the leading provider of intelligent, integrated solar tracker and software solutions that are used in utility-scale and ground-mounted distributed generation solar projects around the world. Nextracker's products enable solar panels to follow the sun’s movement across the sky and optimize plant performance.
The determination of the separate operating and reporting segments is based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics.
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, customer related asset recoveries, restructuring charges, legal and other, interest, net, other charges (income), net, and equity in earnings of unconsolidated affiliates. A portion of depreciation is allocated to the respective segments, together with other general corporate, research and development and administrative expenses.
Selected financial information by segment is in the table below.

	Fiscal Year Ended March 31,
	2023	2022	2021
	(In millions)
Net sales:
Flex Agility Solutions	$15,769	$14,027	$13,493
Flex Reliability Solutions	12,733	10,603	9,495
Nextracker	1,903	1,458	1,195
Intersegment eliminations	(59)	(47)	(59)
	$30,346	$26,041	$24,124
Segment income and reconciliation of income before income taxes:
Flex Agility Solutions	$694	$605	$449
Flex Reliability Solutions	607	546	484
Nextracker	203	90	178
Corporate and Other	(62)	(72)	(80)
Total segment income	1,442	1,169	1,031
Reconciling items:
Intangible amortization	82	68	62
Stock-based compensation	133	91	79
Customer related asset recoveries	—	—	(7)
Restructuring charges (Note 16)	27	15	101
Legal and other (1)	16	23	1
Interest, net	201	152	148
Other charges (income), net	5	(164)	16
Equity in earnings (losses) of unconsolidated affiliates	(4)	61	83
Income before income taxes	$974	$1,045	$714

(1)Legal and other consists of costs not directly related to core business results and may include matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims and other issues on a global basis as well as acquisition related costs and customer related asset recoveries. During the fiscal year 2023, the Company accrued for certain loss contingencies where losses are considered probable and estimable.

During the fiscal year 2022, the Company accrued for certain loss contingencies where losses are considered probable and estimable offset by a gain upon successful settlement of certain supplier claims.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Legal and other during fiscal year 2021 primarily consists of costs accrued for certain loss contingencies where losses are considered probable and estimable, offset by a gain on the sale of real estate in the fourth quarter of fiscal year 2021 exited as a result of the disengagement of a certain customer in fiscal year 2020.
Corporate and Other primarily includes corporate service costs that are not included in the CODM's assessment of the performance of each of the identified reporting segments.
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
Property and equipment on a segment basis is not separately identified and is not internally reported by segment to the Company's CODM as described above. During fiscal years 2023, 2022 and 2021, depreciation expense included in the segments' measure of operating performance above is as follows.

	Fiscal Year Ended March 31,
	2023	2022	2021
	(In millions)
Depreciation expense:
Flex Agility Solutions	$177	$184	$185
Flex Reliability Solutions	217	204	210
Nextracker	4	3	2
Corporate and Other	16	18	25
Total depreciation expense	$414	$409	$422
Geographic information of net sales is as follows:

	Fiscal Year Ended March 31,
	2023		2022		2021
	(In millions)
Net sales by region:
Americas	$13,773	45%	$10,839	42%	$9,672	40%
Asia	10,361	34%	9,601	37%	9,326	39%
Europe	6,212	21%	5,601	21%	5,126	21%
	$30,346		$26,041		$24,124

Revenues are attributable to the country in which the product is manufactured or service is provided.
During fiscal years 2023, 2022 and 2021, net sales generated from Singapore, the country of domicile, were approximately $552 million, $519 million and $507 million, respectively.
The following table summarizes the countries that accounted for more than 10% of net sales in fiscal years 2023, 2022, and 2021:

	Fiscal Year Ended March 31,
	2023		2022		2021
	(In millions)
Net sales by country:
Mexico	$6,589	22%	$5,059	19%	$4,413	18%
China	6,539	22%	6,146	24%	6,147	25%
U.S.	5,020	17%	3,690	14%	3,648	15%

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
No other country accounted for more than 10% of net sales for the fiscal periods presented in the table above.
Geographic information of property and equipment, net is as follows:

	As of March 31,
	2023		2022
	(In millions)
Property and equipment, net:
Americas	$1,221	52%	$1,075	51%
Asia	618	26%	561	26%
Europe	510	22%	489	23%
	$2,349		$2,125

As of March 31, 2023 and 2022, property and equipment, net held in Singapore was approximately $5 million and $5 million, respectively.
The following table summarizes the countries that accounted for more than 10% of property and equipment, net in fiscal year 2023 and 2022:

	Fiscal Year Ended March 31,
	2023		2022
	(In millions)
Property and equipment, net:
Mexico	$763	32%	$626	29%
U.S.	365	16%	354	17%
China	338	14%	299	14%

No other country accounted for more than 10% of property and equipment, net for the fiscal periods presented in the table above.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
As of March 31, 2023, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2023.
(c)Attestation Report of the Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of March 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading "Report of Independent Registered Public Accounting Firm."
(d)Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders of Flex Ltd., Singapore

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Flex Ltd. and subsidiaries (the "Company") as of March 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2023 of the Company and our report dated May 19, 2023, expressed an unqualified opinion on those financial statements.
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
May 19, 2023

ITEM 9B.    OTHER INFORMATION
Not applicable.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to shareholders in connection with the Company's 2023 Annual General Meeting of Shareholders. Such information is incorporated by reference.
ITEM 11.    EXECUTIVE COMPENSATION
Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to shareholders in connection with the Company's 2023 Annual General Meeting of Shareholders. Such information is incorporated by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to shareholders in connection with the Company's 2023 Annual General Meeting of Shareholders. Such information is incorporated by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to shareholders in connection with the Company's 2023 Annual General Meeting of Shareholders. Such information is incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES (Deloitte & Touche LLP, PCAOB ID: 34)
Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to shareholders in connection with the Company's 2023 Annual General Meeting of Shareholders. Such information is incorporated by reference.

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
(c)    Financial Statement Schedules.    Reference is made to Item 15(a)(2) above.

ITEM 16.    FORM 10-K SUMMARY
None
EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.01	Constitution of the Registrant (incorporating all amendments as at August 20, 2019)	10-Q	000-23354	10/30/2019	3.01
4.01	Indenture, dated as of June 8, 2015, by and between the Registrant, the Guarantors party thereto and U.S. Bank National Association, as Trustee	8-K	000-23354	6/8/2015	4.1
4.02	Form of 4.750% Note due 2025 (included in Exhibit 4.01)	8-K	000-23354	6/8/2015	4.1
4.03	First Supplemental Indenture, dated as of September 11, 2015, among the Registrant, the Guarantor party thereto and U.S. Bank National Association, as Trustee, related to the Registrant’s 4.750% Notes due 2025	S-4	333-207067	9/22/2015	4.04
4.04	Indenture, dated as of June 6, 2019, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	6/6/2019	4.1
4.05	First Supplemental Indenture, dated as of June 6, 2019, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	6/6/2019	4.2
4.06	Form of 4.875% Global Note due 2029 (included in Exhibit 4.05)	8-K	000-23354	6/6/2019	4.3
4.07	Second Supplemental Indenture, dated as of November 7, 2019, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	11/7/2019	4.3
4.08	Form of 4.875% Global Note due 2029 (included in Exhibit 4.07)	8-K	000-23354	11/7/2019	4.4
4.09	Third Supplemental Indenture dated as of May 12, 2020, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	5/12/2020	4.2
4.10	Form of 3.750% Global Note due 2026 (included in Exhibit 4.09)	8-K	000-23354	5/12/2020	4.3
4.11	Form of 4.875% Global Note due 2030 (included in Exhibit 4.09)	8-K	000-23354	5/12/2020	4.4

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
4.12	Fourth Supplemental Indenture, dated as of August 17, 2020, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	8/17/2020	4.3
4.13	Form of 3.750% Global Note due 2026 (included in Exhibit 4.12)	8-K	000-23354	8/17/2020	4.4
4.14	Form of 4.875% Global Note due 2030 (included in Exhibit 4.12)	8-K	000-23354	8/17/2020	4.5
4.15	Fifth Supplemental Indenture, dated as of December 7, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as trustee	8-K	000-23354	12/7/2022	4.2
4.16	Form of 6.000% Global Note due 2028 (included in Exhibit 4.15)	8-K	000-23354	12/7/2022	4.3
4.17	Description of Registrant's Securities	10-K	000-23354	5/28/2020	4.14
10.01	Credit Agreement, dated as of July 19, 2022, among Flex Ltd. and certain of its subsidiaries, from time to time party thereto, as borrowers, Bank of America, N.A., as Administrative Agent, an L/C Issuer and a Swing Line Lender, and the other L/C Issuers, Swing Line Lenders and Lenders party thereto	8-K	000-23354	7/22/2022	10.01
10.02	Form of Indemnification Agreement between the Registrant and its Directors and certain officers†	10-K	000-23354	5/20/2009	10.01
10.03	Form of Indemnification Agreement between Flextronics Corporation and Directors and certain officers of the Registrant†	10-K	000-23354	5/20/2009	10.02
10.04	Nextracker Inc. 2014 Equity Incentive Plan†	S-8	333-207325	10/7/2015	99.01
10.05	Flex Ltd. Amended and Restated 2017 Equity Incentive Plan†	DEF 14A	000-23354	6/26/2020	Annex A
10.06	Form of Restricted Share Unit Award Agreement under the 2017 Equity Incentive Plan for time-based vesting awards†	10-Q	000-23354	10/30/2017	10.05
10.07	Form of Restricted Share Unit Award Agreement under the 2017 Equity Incentive Plan for time-based vesting awards (FY21)†	10-Q	000-23354	8/5/2020	10.02
10.08	Form of Restricted Share Unit Award Agreement under the 2017 Equity Incentive Plan for performance-based vesting awards (20-day trading average) (FY21)†	10-Q	000-23354	8/5/2020	10.03
10.09	Form of Restricted Share Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan for performance-based vesting awards (FY22)†	10-Q	000.23354	7/30/2021	10.02
10.10	Form of Restricted Share Unit Award Agreement under the Amended and Restated Flex Ltd. 2017 Equity Incentive Plan for performance-based vesting awards (FY23)†	10-Q	000-23354	7/29/2022	10.03
10.11	Form of Restricted Share Unit Award Agreement under the Flex Ltd. Amended and Restated 2017 Equity Incentive Plan for Non-Employee Directors†	10-Q	000-23354	10/31/2022	10.02
10.12	2010 Flextronics International USA, Inc. Deferred Compensation Plan†	10-Q	000-23354	11/3/2010	10.04
10.13	First Amendment to Flex 2010 Deferred Compensation Plan, dated December 17, 2018†	10-Q	000-23354	10/29/2021	10.01
10.14	Second Amendment to Flex 2010 Deferred Compensation Plan, dated August 16, 2019†	10-Q	000-23354	10/29/2021	10.02

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.15	Third Amendment to Flex 2010 Deferred Compensation Plan, dated June 3, 2020†	10-Q	000-23354	10/29/2021	10.03
10.16	Form of Award Agreement under 2010 Deferred Compensation Plan†	10-Q	000-23354	7/30/2012	10.01
10.17	Form of 2010 Deferred Compensation Plan Award Agreement (performance targets, cliff vesting)†	10-Q	000-23354	8/2/2013	10.02
10.18	Form of 2010 Deferred Compensation Plan Award Agreement (non-performance, periodic vesting, continuing Participant)†	10-Q	000-23354	8/2/2013	10.03
10.19	Award Agreement under the 2010 Deferred Compensation Plan†	10-Q	000-23354	7/28/2014	10.01
10.20	Form of Addendum Award Agreement under the 2010 Deferred Compensation Plan (FY21)†	10-Q	000-23354	1/29/2021	10.02
10.21	Summary of Directors' Compensation†	10-Q	000-23354	10/30/2017	10.02
10.22	Summary of Compensation Arrangements of Certain Executive Officers of Flex Ltd.†	10-Q	000-23354	7/29/2022	10.02
10.23	Executive Incentive Compensation Recoupment Policy†	10-Q	000-23354	8/5/2010	10.06
10.24	Flex Ltd. Executive Severance Plan†	10-K	000-23354	5/21/2019	10.27
10.25	Revathi Advaithi Offer Letter, dated February 7, 2019†	10-K	000-23354	5/21/2019	10.29
10.26	Scott Offer Amended Offer Letter, dated as of January 27, 2019†	10-K	000-23354	5/28/2020	10.29
10.27	Paul R. Lundstrom Offer Letter, dated August 5, 2020†	10-Q	000-23354	11/2/2020	10.02
10.28	Description of Annual Incentive Bonus Plan for Fiscal Year 2023†	10-Q	000-23354	7/29/2022	10.01
10.29	Second Amended and Restated 2022 Nextracker Inc. Equity Incentive Plan†	S-1	333-269238	1/13/2023	10.10
10.30	Agreement and Plan of Merger, by and among Flex Ltd., Yuma, Inc., Nextracker Inc. and Yuma Acquisition Corp, dated as of February 7, 2023	8-K	000-23354	2/13/2023	10.1
10.31	Registration Rights Agreement, by and among Nextracker Inc., Yuma, Inc., Yuma Subsidiary, Inc., TPG Rise Flash, L.P. and the Holders party thereto, dated as of February 13, 2023	8-K	000-23354	2/13/2023	10.2
21.01	Subsidiaries of Registrant					X
23.01	Consent of Deloitte & Touche LLP					X
24.01	Power of Attorney (included on the signature page to this Form 10-K)					X
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350*					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Scheme Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

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

Flex Ltd.
Date: May 19, 2023	By:	/s/ REVATHI ADVAITHI
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

Signature	Title	Date

/s/ REVATHI ADVAITHI	Chief Executive Officer (Principal Executive Officer) and Director	May 19, 2023
Revathi Advaithi

/s/ PAUL R. LUNDSTROM	Chief Financial Officer (Principal Financial Officer)	May 19, 2023
Paul R. Lundstrom

/s/ DANIEL J. WENDLER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	May 19, 2023
Daniel J. Wendler

/s/ MICHAEL D. CAPELLAS	Chairman of the Board	May 19, 2023
Michael D. Capellas

/s/ JOHN D. HARRIS II	Director	May 19, 2023
John D. Harris II

/s/ MICHAEL E. HURLSTON	Director	May 19, 2023
Michael E. Hurlston

/s/ ERIN L. MCSWEENEY	Director	May 19, 2023
Erin L. McSweeney

/s/ MARC A. ONETTO	Director	May 19, 2023
Marc A. Onetto

/s/ CHARLES K. STEVENS, III	Director	May 19, 2023
Charles K. Stevens, III

/s/ MARYROSE T. SYLVESTER	Director	May 19, 2023
Maryrose T. Sylvester

/s/ LAY KOON TAN	Director	May 19, 2023
Lay Koon Tan

/s/ PATRICK J. WARD	Director	May 19, 2023
Patrick J. Ward

/s/ WILLIAM D. WATKINS	Director	May 19, 2023
William D. Watkins