Form 10-Q
period 2023-06-30
FLEX LTD.
filed 2023-07-31
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
 (Registrant’s telephone number, including area code)

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

The number of shares of the registrant’s ordinary shares outstanding as of July 21, 2023 was 446,626,960.

FLEX LTD.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Report of Independent Registered Public Accounting Firm	3
	Condensed Consolidated Balance Sheets (unaudited) — June 30, 2023 and March 31, 2023	4
	Condensed Consolidated Statements of Operations (unaudited) — Three-Month Periods Ended June 30, 2023 and July 1, 2022	5
	Condensed Consolidated Statements of Comprehensive Income (unaudited) — Three-Month Periods Ended June 30, 2023 and July 1, 2022	6
	Condensed Consolidated Statements of Noncontrolling Interest and Shareholders' Equity (unaudited) — Three-Month Periods Ended June 30, 2023 and July 1, 2022	7
	Condensed Consolidated Statements of Cash Flows (unaudited) — Three-Month Periods Ended June 30, 2023 and July 1, 2022	8
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	38
Signatures		39

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flex Ltd., Singapore

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Flex Ltd. and its subsidiaries (the “Company”) as of June 30, 2023, the related condensed consolidated statements of operations, comprehensive income, redeemable noncontrolling interest and shareholders’ equity, and cash flows for the three-month periods ended June 30, 2023 and July 1, 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Flex Ltd. and its subsidiaries as of March 31, 2023 and the related consolidated statements of operations, comprehensive income, redeemable noncontrolling interest and shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 19, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2023 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
July 28, 2023

FLEX LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 30, 2023	As of March 31, 2023
	(In millions, except share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,660	$3,294
Accounts receivable, net of allowance of $9 and $8, respectively	3,764	3,739
Contract assets	588	541
Inventories	7,526	7,530
Other current assets	1,002	917
Total current assets	15,540	16,021
Property and equipment, net	2,363	2,349
Operating lease right-of-use assets, net	624	608
Goodwill	1,344	1,343
Other intangible assets, net	299	316
Other assets	766	758
Total assets	$20,936	$21,395

LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$151	$150
Accounts payable	5,890	5,930
Accrued payroll	474	522
Deferred revenue and customer working capital advances	3,038	3,143
Other current liabilities	1,085	1,110
Total current liabilities	10,638	10,855
Long-term debt, net of current portion	3,444	3,691
Operating lease liabilities, non-current	514	506
Other liabilities	554	637
Total liabilities	15,150	15,689
Shareholders’ equity
Flex Ltd. shareholders’ equity
Ordinary shares, no par value; 1,500,000,000 authorized, 499,276,711 and 500,362,046 issued, and 449,037,356 and 450,122,691 outstanding as of June 30, 2023 and March 31, 2023, respectively	6,337	6,493
Treasury stock, at cost; 50,239,355 shares as of June 30, 2023 and March 31, 2023, respectively	(388)	(388)
Accumulated deficit	(374)	(560)
Accumulated other comprehensive loss	(169)	(194)
Total Flex Ltd. shareholders’ equity	5,406	5,351
Noncontrolling interest	380	355
Total shareholders’ equity	5,786	5,706
Total liabilities, noncontrolling interest, and shareholders' equity	$20,936	$21,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended
	June 30, 2023	July 1, 2022
	(In millions, except per share amounts) (Unaudited)
Net sales	$7,336	$7,347
Cost of sales	6,732	6,812
Restructuring charges	17	—
Gross profit	587	535
Selling, general and administrative expenses	270	241
Restructuring charges	6	—
Intangible amortization	20	22
Operating income	291	272
Interest, net	41	49
Other charges (income), net	11	(9)
Income before income taxes	239	232
Provision for income taxes	28	37
Net income	211	195
Net income attributable to noncontrolling interest and redeemable noncontrolling interest	25	6
Net income attributable to Flex Ltd.	$186	$189

Earnings per share attributable to the shareholders of Flex Ltd.:
Basic	$0.42	$0.41
Diluted	$0.41	$0.40
Weighted-average shares used in computing per share amounts:
Basic	447	458
Diluted	455	468

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended
	June 30, 2023	July 1, 2022
	(In millions) (Unaudited)
Net income	$211	$195
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9)	(71)
Unrealized gain (loss) on derivative instruments and other	34	(1)
Comprehensive income	$236	$123
Comprehensive income attributable to noncontrolling interest and redeemable noncontrolling interest	25	6
Comprehensive income attributable to Flex Ltd.	$211	$117

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY

	Redeemable Noncontrolling Interest	Ordinary Shares			Accumulated Other Comprehensive Loss					Total
Three Months Ended June 30, 2023	Amount	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Total Flex Ltd. Shareholders' Equity	Noncontrolling Interest	Shareholders' Equity
		(In millions) Unaudited
BALANCE AT MARCH 31, 2023	$—	450	$6,105	$(560)	$(14)	$(180)	$(194)	$5,351	$355	$5,706
Repurchase of Flex Ltd. ordinary shares at cost	—	(9)	(197)	—	—	—	—	(197)	—	(197)
Issuance of Flex Ltd. vested shares under restricted share unit awards	—	8	—	—	—	—	—	—	—	—
Net income	—	—	—	186	—	—	—	186	25	211
Stock-based compensation	—	—	41	—	—	—	—	41	—	41
Total other comprehensive income	—	—	—	—	34	(9)	25	25	—	25
BALANCE AT JUNE 30, 2023	$—	449	$5,949	$(374)	$20	$(189)	$(169)	$5,406	$380	$5,786

	Redeemable Noncontrolling Interest	Ordinary Shares			Accumulated Other Comprehensive Loss					Total
Three Months Ended July 1, 2022	Amount	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Loss on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Total Flex Ltd. Shareholders' Equity	Noncontrolling Interest	Shareholders' Equity
		(In millions) Unaudited
BALANCE AT MARCH 31, 2022	$78	461	$5,664	$(1,353)	$(66)	$(116)	$(182)	$4,129	$—	$4,129
Repurchase of Flex Ltd. ordinary shares at cost	—	(11)	(181)	—	—	—	—	(181)	—	(181)
Issuance of Flex Ltd. vested shares under restricted share unit awards	—	8	—	—	—	—	—	—	—	—
Net income	6	—	—	189	—	—	—	189	—	189
Stock-based compensation	—	—	26	—	—	—	—	26	—	26
Total other comprehensive loss	—	—	—	—	(1)	(71)	(72)	(72)	—	(72)
BALANCE AT JULY 1, 2022	$84	458	$5,509	$(1,164)	$(67)	$(187)	$(254)	$4,091	$—	$4,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Periods Ended
	June 30, 2023	July 1, 2022
	(In millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$211	$195
Depreciation, amortization and other impairment charges	133	124
Changes in working capital and other, net	(338)	(281)
Net cash provided by operating activities	6	38
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(167)	(107)
Proceeds from the disposition of property and equipment	11	16
Other investing activities, net	1	2
Net cash used in investing activities	(155)	(89)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	2	—
Repayments of bank borrowings and long-term debt	(243)	(35)
Payments for repurchases of ordinary shares	(197)	(181)
Other financing activities, net	(48)	6
Net cash used in financing activities	(486)	(210)
Effect of exchange rates on cash and cash equivalents	1	(56)
Net decrease in cash and cash equivalents	(634)	(317)
Cash and cash equivalents, beginning of period	3,294	2,964
Cash and cash equivalents, end of period	$2,660	$2,647

Non-cash investing activities:
Unpaid purchases of property and equipment	$158	$172
Right-of-use assets obtained in exchange of operating lease liabilities	37	22

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION
Organization of the Company
Flex Ltd. ("Flex" or the "Company") is the diversified manufacturing partner of choice that helps market-leading brands design, build and deliver innovative products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, Flex supports the entire product lifecycle with advanced manufacturing solutions and operates one of the most trusted global supply chains. The Company also provides additional value to customers through a broad array of services, including design and engineering, component services, rapid prototyping, fulfillment, and circular economy solutions. Flex supports a diverse set of industries including cloud, communications, enterprise, automotive, industrial, consumer devices, lifestyle, healthcare, and energy. As of June 30, 2023, Flex's three operating and reportable segments were as follows:
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
•Flex Reliability Solutions ("FRS"), which is comprised of the following end markets:
◦Automotive, including next generation mobility, autonomous, connectivity, electrification, and smart technologies
◦Health Solutions, including medical devices, medical equipment and drug delivery
◦Industrial, including capital equipment, industrial devices, and renewables and grid edge.
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2023 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three-month period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2024. Certain prior period amounts in the condensed consolidated financial statements, as well as in the Notes thereto, have been reclassified to conform to the current presentation.
The first quarters for fiscal years 2024 and 2023 ended on June 30, 2023, which is comprised of 91 days in the period, and July 1, 2022, which is comprised of 92 days, respectively.
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

The Company is required to consolidate a VIE of which it is the primary beneficiary. To determine if the Company is the primary beneficiary, the Company evaluates whether it has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company evaluates its relationships with its VIEs on an ongoing basis to determine whether it continues to be the primary beneficiary. The condensed consolidated financial statements reflect the assets and liabilities of VIEs that are consolidated. For the consolidated majority-owned subsidiaries in which the Company owns less than 100%, the Company recognizes a noncontrolling interest for the ownership of the noncontrolling owners. As of June 30, 2023, we presented noncontrolling interest as permanent equity in the condensed balance sheets, reflecting the equity held by other parties. The amount of consolidated net income attributable to Flex Ltd. and the noncontrolling interest and redeemable noncontrolling interest are presented in the condensed consolidated statements of operations.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things: allowances for doubtful accounts; inventory write-downs; valuation allowances for deferred tax assets; uncertain tax positions; valuation and useful lives of long-lived assets including property, equipment, and intangible assets; valuation of goodwill; valuation of investments in privately-held companies; asset impairments; fair values of financial instruments, notes receivable and derivative instruments; restructuring charges; contingencies; warranty provisions; incremental borrowing rates in determining the present value of lease payments; accruals for potential price adjustments arising from customer contracts; fair values of assets obtained and liabilities assumed in business combinations; and the fair values of stock options and restricted share unit awards granted under the Company's stock-based compensation plans. Due to geopolitical conflicts (including the Russian invasion of Ukraine), there has been and will continue to be uncertainty and disruption in the global economy and financial markets. The Company has made estimates and assumptions taking into consideration certain possible impacts due to the Russian invasion of Ukraine. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from previously estimated amounts, and such differences may be material to the condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.
Recently Adopted Accounting Pronouncements
In September 2022, the FASB issued ASU 2022-04 "Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations", which requires a buyer in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. To achieve that objective, the buyer should disclose qualitative and quantitative information about its supplier finance programs. The amendments in this update do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance program. The guidance is effective for the Company beginning in the first quarter of fiscal year 2024, except for the amendment on rollforward information which is effective in fiscal year 2025, with early adoption permitted. The Company adopted the guidance retrospectively during the first quarter of fiscal year 2024, including a rollforward of changes in those obligations, with immaterial impacts on its condensed consolidated financial statements.
The Company has four supplier finance programs, all of which have substantially similar characteristics, with various financial institutions that act as the paying agent for certain payables of the Company. The Company established these programs through agreements with the financial institutions to enable more efficient payment processing to our suppliers while also providing our suppliers a potential source of liquidity to the extent they choose to sell their receivables to the financial institutions in advance of the due date. Our suppliers’ participation in the programs is voluntary, the Company is not involved in negotiations of the suppliers’ arrangements with the financial institutions to sell their receivables, and our rights and obligations to our suppliers are not impacted by our suppliers’ decisions to sell amounts under these programs. Under these supplier finance programs, the Company pays the financial institutions the stated amount of confirmed invoices from its participating suppliers on the original maturity dates of the invoices. All payment terms are short-term in nature and are not dependent on whether the suppliers participate in the supplier finance programs or if the suppliers elect to receive early payment from the financial institutions. No guarantees are provided by the Company under the supplier finance programs and the Company incurs no costs related to the programs. We have no economic interest in a supplier’s decision to participate in the supplier finance programs.
Obligations under these programs are classified within accounts payable on the condensed consolidated balance sheets, with the associated payments reflected in the operating activities section of the condensed consolidated statement of cash flows. The rollforward of the Company's outstanding obligations confirmed as valid under its supplier finance programs for the three-month period ended June 30, 2023 is as follows.

Three-Month Period Ended
June 30, 2023
(In millions)
Confirmed obligations outstanding at the beginning of the period	$275
Invoices confirmed during the period	272
Confirmed invoices paid during the period	(279)
Foreign currency exchange impact	3
Confirmed obligations outstanding at the end of the period	$271
2.  BALANCE SHEET ITEMS
Inventories
The components of inventories, net of applicable lower of cost and net realizable value write-downs, were as follows:

	As of June 30, 2023	As of March 31, 2023
	(In millions)
Raw materials	$5,990	$6,140
Work-in-progress	756	709
Finished goods	780	681
	$7,526	$7,530
Goodwill and Other Intangible Assets
During the three-month period ended June 30, 2023, there was no material activity in the Company's goodwill account for each of its reportable segments.
The components of acquired intangible assets are as follows:

	As of June 30, 2023			As of March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets:
Customer-related intangibles	$351	$(193)	$158	$373	$(204)	$169
Licenses and other intangibles	302	(161)	141	299	(152)	147
Total	$653	$(354)	$299	$672	$(356)	$316
The gross carrying amounts of intangible assets are removed when fully amortized.

The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2024 (1)	$51
2025	64
2026	43
2027	36
2028	27
Thereafter	78
Total amortization expense	$299
____________________________________________________________
(1)Represents estimated amortization for the remaining fiscal nine-month period ending March 31, 2024.
Customer Working Capital Advances
Customer working capital advances were $2.2 billion and $2.3 billion, as of June 30, 2023 and March 31, 2023, respectively. The customer working capital advances are not interest-bearing, do not generally have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production or the customer working capital advance agreement is terminated.
Other Current Liabilities
Other current liabilities include customer-related accruals of $272 million and $313 million as of June 30, 2023 and March 31, 2023, respectively.
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
A contract liability is recognized when the Company receives payments in advance of the satisfaction of performance. Contract liabilities, identified as deferred revenue, were $897 million and $885 million as of June 30, 2023 and March 31, 2023, respectively, of which $802 million and $795 million, respectively, is included in deferred revenue and customer working capital advances under current liabilities.
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated based on timing of transfer, point in time or over time, for the three-month periods ended June 30, 2023 and July 1, 2022, respectively.

	Three-Month Periods Ended
	June 30, 2023	July 1, 2022
Timing of Transfer	(In millions)
FAS
Point in time	$3,436	$3,779
Over time	165	212
Total	3,601	3,991
FRS
Point in time	3,132	2,790
Over time	159	179
Total	3,291	2,969
Nextracker
Point in time	6	23
Over time	474	372
Total	480	395
Intersegment eliminations
Point in time	(36)	(8)
Over time	—	—
Total	(36)	(8)
Flex
Point in time	6,538	6,584
Over time	798	763
Total	$7,336	$7,347

4.  SHARE-BASED COMPENSATION
Equity Compensation Plans
Flex historically maintains stock-based compensation plans at a corporate level. The Company's primary plan used for granting equity compensation awards is the Company's 2017 Equity Incentive Plan (the "2017 Plan"). During the fiscal year 2023, Nextracker granted equity compensation awards to Nextracker employees under the 2022 Nextracker Inc. Equity Incentive Plan (the "2022 Nextracker Plan"), which is administered by Nextracker, a majority owned subsidiary of the Company.
Share-Based Compensation Expense
The following table summarizes the Company’s share-based compensation expense for all equity incentive plans:

	Three-Month Periods Ended
	June 30, 2023	July 1, 2022
	(In millions)
Cost of sales	$9	$7
Selling, general and administrative expenses	32	19
Total share-based compensation expense	$41	$26
Total number of options outstanding and exercisable were immaterial as of June 30, 2023. All options have been fully expensed as of June 30, 2023.
The 2017 Plan
During the three-month period ended June 30, 2023, the Company granted 4.8 million restricted share unit ("RSU") awards. Of this amount, approximately 3.0 million are plain-vanilla unvested RSU awards that vest over a period of three years, with no performance or market conditions, and with an average grant date price of $26.81 per award. In addition, approximately 0.4 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain performance conditions, and with an average grant date price of $26.72 per award. The number of shares contingent on performance conditions that ultimately will vest will range from zero up to a maximum of approximately 0.8 million based on a measurement of the Company's adjusted earnings per share growth over certain specified periods, and will cliff vest after a period of three years, to the extent such performance conditions have been met. Further, approximately 0.4 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions. The average grant date fair value of these awards contingent on certain market conditions was estimated to be $35.64 per award and was calculated using a Monte Carlo simulation. The number of shares contingent on market conditions that ultimately will vest will range from zero up to a maximum of approximately 0.8 million based on a measurement of the percentile rank of the Company’s total shareholder return over certain specified periods against the Company's peer companies, and will cliff vest after a period of three years, to the extent such market conditions have been met. Finally, the remaining balance of approximately 1.2 million represents the number of shares issued upon vesting of RSU awards above target levels based on the achievement of certain market conditions for awards granted in the fiscal year 2021. These awards were issued and immediately vested in accordance with the terms and conditions of the underlying awards.
As of June 30, 2023, approximately 12.6 million unvested RSU awards under the 2017 plan were outstanding, of which vesting for a targeted amount of 1.3 million shares is contingent on meeting certain market conditions, and vesting for a targeted amount of 1.3 million shares is contingent on meeting certain performance conditions. The number of shares tied to market conditions that will ultimately be issued can range from zero to 2.6 million based on the achievement levels. The number of shares tied to performance conditions that will ultimately be issued can range from zero to 2.6 million based on the achievement levels. During the three-month period ended June 30, 2023, 2.3 million shares vested in connection with the awards with market conditions granted in fiscal year 2021.
As of June 30, 2023, total unrecognized compensation expense related to unvested RSU awards under the 2017 Plan, was approximately $237 million, and will be recognized over a weighted-average remaining vesting period of 2.4 years.
The 2022 Nextracker Plan
During the three-month period ended June 30, 2023, Nextracker awarded 1.1 million equity-based compensation awards to its employees under the 2022 Nextracker Plan, which included approximately 0.5 million option awards, 0.5 million RSU ("NRSU") awards and 0.1 million performance-based restricted share unit ("NPSU") awards. Vesting for the awards granted under the 2022 Nextracker Plan is contingent upon continued employee service and certain performance conditions.
As of June 30, 2023, approximately 5.8 million unvested options awards, NRSU awards, and NPSU awards under the 2022 Nextracker Plan were outstanding, of which vesting for a targeted amount of approximately 3.8 million shares is contingent on meeting certain performance conditions.
Total unrecognized compensation expense related to unvested awards under the 2022 Nextracker Plan was approximately $61 million, which is expected to be recognized over a weighted-average period of approximately 2.5 years. Approximately $8 million of expense was recognized for equity-based compensation awards granted under the 2022 Nextracker Plan for the three-month period ended June 30, 2023.

5.  EARNINGS PER SHARE
The following table reflects basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share attributable to the shareholders of Flex:

	Three-Month Periods Ended
	June 30, 2023	July 1, 2022
	(In millions, except per share amounts)
Basic earnings per share attributable to the shareholders of Flex Ltd.
Net income	$211	$195
Net income attributable to noncontrolling interest and redeemable noncontrolling interest	25	6
Net income attributable to Flex Ltd.	$186	$189
Shares used in computation:
Weighted-average ordinary shares outstanding	447	458
Basic earnings per share	$0.42	$0.41

Diluted earnings per share attributable to the shareholders of Flex Ltd.
Net income	$211	$195
Net income attributable to noncontrolling interest and redeemable noncontrolling interest	25	6
Net income attributable to Flex Ltd.	$186	$189
Shares used in computation:
Weighted-average ordinary shares outstanding	447	458
Weighted-average ordinary share equivalents from RSU awards (1)	8	10
Weighted-average ordinary shares and ordinary share equivalents outstanding	455	468
Diluted earnings per share	$0.41	$0.40
____________________________________________________________
(1)An immaterial amount of RSU awards and 5.2 million RSU awards for the three-month periods ended June 30, 2023 and July 1, 2022, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
6.  BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt as of June 30, 2023 and March 31, 2023 are as follows:

	Maturity Date	As of June 30, 2023	As of March 31, 2023
		(In millions)
4.750% Notes (1)	June 2025	$597	$599
3.750% Notes (1)	February 2026	685	686
6.000% Notes (1)	January 2028	397	396
4.875% Notes (1)	June 2029	658	658
4.875% Notes (1)	May 2030	684	685
JPY Term Loan (2)	April 2024	—	253
Delayed Draw Term Loan	November 2023	150	150
Nextracker Term Loan	February 2028	150	150
3.600% HUF Bonds	December 2031	294	284
Other		—	1
Debt issuance costs		(20)	(21)
		3,595	3,841
Current portion, net of debt issuance costs		(151)	(150)
Non-current portion		$3,444	$3,691

(1)The notes are carried at the principal amount of each note, less any unamortized discount or premium and unamortized debt issuance costs. These notes represent the Company’s senior unsecured obligations and hold equal ranking with all other existing and future senior unsecured debt obligations.

(2)During the first quarter of fiscal year 2024, the Company repaid the JPY Term Loan for approximately $241 million. In addition, the Company also settled the associated USD JPY cross currency swap for approximately $60 million.
The weighted-average interest rate for the Company's long-term debt was 4.6% and 4.7% as of June 30, 2023 and March 31, 2023, respectively.
Scheduled repayments of the Company's bank borrowings and long-term debt as of June 30, 2023 are as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2024 (1)	$151
2025	—
2026	1,282
2027	—
2028	547
Thereafter	1,635
Total	$3,615
(1)Represents estimated repayments for the remaining fiscal nine-month period ending March 31, 2024.
7.  INTEREST, NET
Interest and other, net for the three-month periods ended June 30, 2023 and July 1, 2022 are primarily composed of the following:

	Three-Month Periods Ended
	June 30, 2023	July 1, 2022
	(In millions)
Interest expenses on debt obligations	$47	$43
Interest income	(18)	(4)
AR sales program related expenses	12	5

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

As of June 30, 2023, the aggregate notional amount of the Company’s outstanding foreign currency derivative contracts was $11.3 billion as summarized below:

	Notional Contract Value in USD
Currency	Buy	Sell

Cash Flow Hedges
HUF	$446	$—
MXN	566	—
Other	649	37
	1,661	37
Other Foreign Currency Contracts
CNY	541	66
EUR	2,515	2,750
GBP	229	308
HUF	179	144
MXN	636	508
MYR	327	170
Other	655	575
	5,082	4,521

Total Notional Contract Value in USD	$6,743	$4,558
As of June 30, 2023, the fair value of the Company’s short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of other charges (income), net in the condensed consolidated statements of operations. As of June 30, 2023 and March 31, 2023, the Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. The deferred gain was $27 million as of June 30, 2023, and is expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations over the next twelve-month period, except for the USD HUF cross currency swaps.
The Company entered into USD HUF cross currency swaps in December 2021 to hedge the foreign currency risk on the HUF bonds due December 2031, and the fair value of the cross currency swaps was included in current and long-term other liabilities as of June 30, 2023 and March 31, 2023. The changes in fair value of the USD HUF cross currency swaps are reported in accumulated other comprehensive loss. In addition, corresponding amounts are reclassified out of accumulated other comprehensive loss to other charges (income), net to offset the remeasurement of the underlying HUF bond principal, which also impacts the same line.

The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2023	March 31, 2023	Balance Sheet Location	June 30, 2023	March 31, 2023
	(In millions)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$60	$46	Other current liabilities	$15	$22
Foreign currency contracts	Other assets	$—	$—	Other liabilities	$17	$88

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$39	$26	Other current liabilities	$47	$19
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
9.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	June 30, 2023			July 1, 2022
	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Beginning balance	$(14)	$(180)	$(194)	$(66)	$(116)	$(182)
Other comprehensive gains (loss) before reclassifications	101	(9)	92	(79)	(68)	(147)
Net (gains) loss reclassified from accumulated other comprehensive loss	(67)	—	(67)	78	(3)	75
Net current-period other comprehensive gains (loss)	34	(9)	25	(1)	(71)	(72)
Ending balance	$20	$(189)	$(169)	$(67)	$(187)	$(254)
Substantially all unrealized gains and losses relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three-month period ended June 30, 2023 were reclassified out of accumulated other comprehensive loss to other charges (income), net and cost of sales in the condensed consolidated statement of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges. The tax impacts on the changes in accumulated other comprehensive loss for the three-month periods ended June 30, 2023 and July 1, 2022 were $2 million and $4 million tax benefits, respectively.
10.  TRADE RECEIVABLES SECURITIZATION
The Company sells trade receivables under two asset-backed securitization programs and an accounts receivable factoring program.

Asset-Backed Securitization Programs
The Company historically has engaged in asset-backed securitization programs (the “ABS Programs”), selling trade receivables to affiliated special purpose entities and then to unaffiliated financial institutions. Upon the sale of the receivables from the special purpose entities to the unaffiliated financial institutions, the receivables are derecognized from our consolidated balance sheet as effective control of the transferred receivables is passed to the unaffiliated financial institutions, which have the right to pledge or sell the receivables. Accounts receivable sold under the ABS Programs are included as cash provided by operating activities in the consolidated statement of cash flow. During the three-month periods ended June 30, 2023 and July 1, 2022, no accounts receivable were sold under the ABS Programs.
Trade Accounts Receivable Sale Programs
The Company also sells accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $0.8 billion and $0.8 billion as of June 30, 2023 and March 31, 2023, respectively. For the three-month periods ended June 30, 2023 and July 1, 2022, total accounts receivable sold to certain third-party banking institutions was approximately $0.8 billion and $0.8 billion, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received was included as cash provided by operating activities in the condensed consolidated statements of cash flows.
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
Level 1 - Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. There were no balances classified as level 1 in the fair value hierarchy as of June 30, 2023 and March 31, 2023.
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
There were no transfers between levels in the fair value hierarchy during the three-month periods ended June 30, 2023 and July 1, 2022.

Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and March 31, 2023:

	Fair Value Measurements as of June 30, 2023
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$1,266	$—	$1,266
Foreign currency contracts (Note 8)	—	99	—	99
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	40	—	40
Liabilities:
Foreign currency contracts (Note 8)	$—	$(79)	$—	$(79)

	Fair Value Measurements as of March 31, 2023
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$2,324	$—	$2,324
Foreign currency contracts (Note 8)	—	72	—	72
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	37	—	37
Liabilities:				0
Foreign currency contracts (Note 8)	$—	$(129)	$—	$(129)
Other financial instruments
The following table presents the Company’s major debts not carried at fair value:

	As of June 30, 2023		As of March 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In millions)
JPY Term Loan due April 2024	$—	$—	$253	$253	Level 2
4.750% Notes due June 2025	597	585	599	590	Level 1
3.750% Notes due February 2026	685	654	686	657	Level 1
6.000% Notes due January 2028	397	404	396	399	Level 1
4.875% Notes due June 2029	658	630	658	631	Level 1
4.875% Notes due May 2030	684	663	685	661	Level 1
Delayed Draw Term Loan due November 2023	150	150	150	150	Level 2
Nextracker Term Loan due February 2028	150	146	150	150	Level 2
3.600% HUF Bonds due December 2031	294	215	284	196	Level 2
The Notes due June 2025, February 2026, January 2028, June 2029 and May 2030 are valued based on broker trading prices in active markets. HUF Bonds and Nextracker Term Loan due February 2028 are valued based on the broker trading prices in an inactive market.
The Delayed Draw Term Loan due November 2023 bears interest at floating interest rates, and therefore, as of June 30, 2023, the carrying amounts approximate fair values.

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
One of the Company's Brazilian subsidiaries has received assessments for certain sales and import taxes. There were originally six tax assessments totaling the updated amount inclusive of interest and penalties of 419 million Brazilian reals (approximately USD $86 million based on the exchange rate as of June 30, 2023). The Company successfully defeated one of the six assessments in September 2019 (totaling approximately 61 million Brazilian reals or USD $13 million). The Company successfully defeated another three of the assessments in September 2022 (totaling the updated amount inclusive of interest and penalties of approximately 261 million Brazilian reals or USD $54 million), each of which remains subject to appeal. The Company was unsuccessful at the administrative level for one of the assessments and filed an annulment action in federal court in Brasilia, Brazil on March 23, 2020; the updated value of that assessment inclusive of interest and penalties is 41 million Brazilian reals (approximately USD $8 million). One of the assessments remains in the review process at the administrative level. The Company believes there is no legal basis for any of these assessments and that it has meritorious defenses. The Company will continue to vigorously oppose all of these assessments, as well as any future assessments. The Company does not expect final judicial determination on any of these claims in the near future.
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
A foreign Tax Authority (“Tax Authority”) has assessed a cumulative total of approximately $221 million in taxes owed for multiple Flex legal entities within its jurisdiction for various fiscal years ranging from fiscal year 2010 through fiscal year 2020. The assessed amounts related to the denial of certain deductible intercompany payments and taxability of income earned outside such jurisdiction. The Company disagrees with the Tax Authority’s assessments and is actively contesting the assessments through the administrative and judicial processes.
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
13.  SHARE REPURCHASES
During the three-month period ended June 30, 2023, the Company repurchased 8.7 million shares at an aggregate purchase price of $197 million, and retired all of these shares.
Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $1.0 billion in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Annual General Meeting held on August 25, 2022. As of June 30, 2023, shares in the aggregate amount of $697 million were available to be repurchased under the current plan.
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
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include intangible amortization, stock-based compensation, restructuring charges, legal and other, and interest, net and other charges (income), net. A portion of depreciation is allocated to the respective segments, together with other general corporate research and development and administrative expenses.
Selected financial information by segment is in the table below.

	Three-Month Periods Ended
	June 30, 2023	July 1, 2022
	(In millions)
Net sales:
Flex Agility Solutions	$3,601	$3,991
Flex Reliability Solutions	3,291	2,969
Nextracker	480	395
Intersegment eliminations	(36)	(8)
	$7,336	$7,347
Segment income and reconciliation of income before income taxes:
Flex Agility Solutions	$146	$171
Flex Reliability Solutions	165	147
Nextracker	82	30
Corporate and Other	(16)	(18)
Total segment income	377	330
Reconciling items:
Intangible amortization	20	22
Stock-based compensation	41	26
Restructuring charges	23	—
Legal and other (1)	2	10
Interest, net	41	49
Other charges (income), net	11	(9)
Income before income taxes	$239	$232
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

15.  RESTRUCTURING CHARGES
The Company continued to identify certain structural changes to restructure its business throughout the first quarter of fiscal year 2024. During the three-month period ended June 30, 2023, the Company recognized approximately $23 million of restructuring charges, most of which related to employee severance.
The following table summarizes the provisions, respective payments, and remaining accrued balance as of June 30, 2023 for charges incurred during the three-month period ended June 30, 2023:

	Severance	Long-Lived Asset Impairment	Other Exit Costs	Total
	(In millions)
Balance as of March 31, 2023	$44	$—	$6	$50
Provision for charges incurred during the three-month period ended June 30, 2023	20	3	—	23
Cash payments during the three-month period ended June 30, 2023	(22)	—	—	(22)
Non-cash charges incurred during the three-month period ended June 30, 2023	—	(3)		(3)
Balance as of June 30, 2023	42	—	6	48
Less: Current portion (classified as other current liabilities)	42	—	6	48
Accrued restructuring costs, net of current portion (classified as other liabilities)	$—	$—	$—	$—

16. VARIABLE INTEREST ENTITIES
The Company controls Nextracker Inc. ("Nextracker") through its holding of Class B common stock that does not participate in the earnings of Nextracker. As such, the shareholders of the equity at risk in Nextracker (the Class A common stock shareholders) do not have the power to direct the key activities of Nextracker and consequently Nextracker is a variable interest entity ("VIE"). The Company has the ability to control Nextracker's activities through its control of 61.2% and 61.4% of the voting rights of Nextracker as of June 30, 2023 and March 31, 2023, respectively. The Company also has the ability to receive significant benefits from the VIE (through its ability to convert its investments in Nextracker and Nextracker LLC into Class A common stock of Nextracker or cash) and as such the Company has been determined to be the primary beneficiary of the VIE. As such, the Company continues to consolidate Nextracker and the interests in Nextracker held by third parties are presented as a noncontrolling interest. Evaluation of the VIE model and identification of the primary beneficiary requires significant judgements to be made regarding which entities can control the activities of a VIE, who can receive benefits or absorb losses from the VIE and the significance of those benefits and losses to the VIE.
As of June 30, 2023 and March 31, 2023, noncontrolling interest was $380 million and $355 million, respectively. Net income attributable to noncontrolling interest was $25 million and zero for the three-month periods ended June 30, 2023 and July 1, 2022, respectively. As a result of the Nextracker's February 13, 2023 initial public offering ("IPO"), the noncontrolling interest previously determined to be redeemable prior to the IPO did not exist as of June 30, 2023. Net income attributable to redeemable noncontrolling interest was zero and $6 million for the three-month periods ended June 30, 2023 and July 1, 2022, respectively.

The carrying amounts and classification of the VIE's external assets and liabilities as of June 30, 2023 and March 31, 2023 are included in the condensed consolidated balance sheets as follows:

	As of June 30, 2023	As of March 31, 2023
	(In millions) (Unaudited)
Assets
Current assets:
Cash	$355	$130
Accounts receivable, net	223	271
Contract assets	320	298
Inventories	137	138
Other current assets	82	35
Total current assets	1,117	872
Property and equipment, net	7	7
Goodwill	265	265
Other intangible assets, net	1	1
Other assets	267	275
Total assets	$1,657	$1,420

Liabilities
Current liabilities:
Accounts payable	$293	$211
Accrued expenses	57	60
Deferred revenue	251	176
Other current liabilities	53	49
Total current liabilities	654	496
Long-term debt	147	147
Other liabilities	277	280
Total liabilities	$1,078	$923
17. SUBSEQUENT EVENTS
On July 3, 2023, the Company's subsidiary Nextracker completed a follow-on offering to its IPO, which was completed on February 13, 2023, and issued 15,631,562 shares of Class A common stock and received net proceeds of $551 million. The entire net proceeds were used by Nextracker to acquire 14,025,000 Nextracker LLC common units from Yuma, Inc., the Company’s indirect wholly-owned subsidiary, and 1,606,562 Nextracker LLC common units from TPG Rise Flash, L.P., an affiliate of the global alternative asset management firm TPG. As a result of the repurchase of Nextracker LLC common units by Nextracker, 15,631,562 shares of Nextracker Class B common stock were cancelled. Subsequent to the follow-on offering, Flex owned 74,432,619 shares of Class B common stock, representing 51.5% of the total outstanding shares of Nextracker common stock and, accordingly, still controls Nextracker. The Company received approximately $495 million from the follow-on offering, after distribution of net proceeds to TPG and expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise specifically stated, references in this report to “Flex,” “the Company,” “we,” “us,” “our” and similar terms mean Flex Ltd. and its subsidiaries.
This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission (the "SEC"). These forward-looking statements are subject to risks and uncertainties, including, without limitation, those risks and uncertainties discussed in this section, as well as any risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

OVERVIEW
We are the diversified manufacturing partner of choice that helps market-leading brands design, build and deliver innovative products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, we support the entire product lifecycle with advanced manufacturing solutions and operate one of the most trusted global supply chains. We also provide additional value to customers through a broad array of services, including design engineering, component services, rapid prototyping, fulfillment, and circular economy solutions. We support a diverse set of industries including cloud, communications, enterprise, automotive, industrial, consumer devices, lifestyle, healthcare, and energy. As of June 30, 2023, our three operating and reportable segments were as follows:
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
•Flex Reliability Solutions ("FRS"), which is comprised of the following end markets:
◦Automotive, including next generation mobility, autonomous, connectivity, electrification, and smart technologies
◦Health Solutions, including medical devices, medical equipment and drug delivery
◦Industrial, including capital equipment, industrial devices, and renewables and grid edge.
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
Update on Component Shortages and Logistical Constraints on our Business
Component shortages and logistical constraints improved as the year progressed, however, we continue to see constraints in large-node semiconductors. We continue to monitor potential supply chain disruptions. Refer to “Risk Factors - “Supply chain disruptions, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, have in the past affected, and may in the future, affect our ability to meet customer demand, lead to higher costs, or result in excess or obsolete inventory. We have been and continue to be adversely affected by supply chain issues, including shortages of required electronic components.” as disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.
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
Other Developments
On July 3, 2023, our subsidiary Nextracker Inc. ("Nextracker") completed a follow-on offering to its initial public offering, which was completed on February 13, 2023, and issued 15,631,562 shares of Class A common stock and received net proceeds of $551 million. The entire net proceeds were used by Nextracker to acquire 14,025,000 Nextracker LLC common units from Yuma, Inc., our indirect wholly-owned subsidiary, and 1,606,562 Nextracker LLC common units from TPG Rise Flash, L.P., an affiliate of the global alternative asset management firm TPG. As a result of the repurchase of Nextracker LLC common units by Nextracker, 15,631,562 shares of Nextracker Class B common stock were cancelled. Subsequent to the follow-on offering, we owned 74,432,619 shares of Class B common stock, representing 51.5% of the total outstanding shares of Nextracker common stock and, accordingly, still controls Nextracker. We received approximately $495 million from the follow-on offering, after distribution of net proceeds to TPG and expenses.

Business Overview
We are one of the world's largest providers of global supply chain solutions, with revenues of $7.3 billion for the three-month period ended June 30, 2023 and $30.3 billion in the fiscal year ended March 31, 2023. We have established an extensive network of manufacturing facilities in the world's major consumer and enterprise markets (Asia, the Americas, and Europe) to serve the growing outsourcing needs of both multinational and regional customers. We design, build, ship, and service consumer and enterprise products for our customers through a network of over 100 facilities in approximately 30 countries across four continents. We also provide intelligent, integrated solar tracker and software solutions used in utility-scale and ground-mounted distributed generation solar projects around the world. The following tables set forth the relative percentages and dollar amounts of net sales by region and by country, and net property and equipment by country, based on the location of our manufacturing sites:

	Three-Month Periods Ended
	June 30, 2023		July 1, 2022
	(In millions)
Net sales by region:
Americas	$3,482	47%	$3,315	45%
Asia	2,317	32%	2,517	34%
Europe	1,537	21%	1,515	21%
	$7,336		$7,347

Net sales by country:
Mexico	$1,731	24%	$1,555	21%
China	1,414	19%	1,584	22%
U.S.	1,325	18%	1,216	17%
Malaysia	546	7%	570	8%
Brazil	402	5%	527	7%
Hungary	351	5%	286	4%
Other	1,567	22%	1,609	21%
	$7,336		$7,347

	As of		As of
Property and equipment, net:	June 30, 2023		March 31, 2023
	(In millions)
Mexico	$788	33%	$763	32%
U.S.	361	15%	365	16%
China	336	14%	338	14%
Malaysia	152	6%	152	6%
Hungary	140	6%	140	6%
India	91	4%	96	4%
Other	495	22%	495	22%
	$2,363		$2,349
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
Our operating results are affected by a number of factors, including the following:

•global economic conditions, including inflationary pressures, currency volatility, slower growth or recession, higher interest rates, and geopolitical uncertainty (including the ongoing conflict between Russia and Ukraine);

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

•the impacts on our business due to component shortages, disruptions in transportation or other supply chain related constraints;

•exposure to infectious disease, epidemics and pandemics on our business operations in geographic locations impacted by the outbreak and on the business operations of our customers and suppliers;

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
We are also subject to other risks as outlined in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Due to the ongoing conflict between Russia and Ukraine, there has been and we expect there will continue to be uncertainty and disruption in the global economy and financial markets. We have made estimates and assumptions taking into consideration certain possible impacts due to the Russian invasion of Ukraine. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from those estimates and assumptions.
Refer to the accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, where we discuss our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales (amounts may not sum due to rounding). The financial information and the discussion below should be read together with the condensed consolidated financial statements and notes thereto included in this document. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

	Three-Month Periods Ended
	June 30, 2023	July 1, 2022
Net sales	100.0%	100.0%
Cost of sales	91.8	92.7
Restructuring charges	0.2	—
Gross profit	8.0	7.3
Selling, general and administrative expenses	3.7	3.3
Restructuring charges	0.1	—
Intangible amortization	0.2	0.3
Operating income	4.0	3.7
Interest, net	0.6	0.6
Other charges (income), net	0.1	(0.1)
Income before income taxes	3.3	3.2
Provision for income taxes	0.4	0.5
Net income	2.9%	2.7%
Net income attributable to noncontrolling interest and redeemable noncontrolling interest	0.4	0.1
Net income attributable to Flex Ltd.	2.5%	2.6%
Net sales
The following table sets forth our net sales by segment, and their relative percentages (the sum of the individual percentages may not equal 100% due to rounding):

	Three-Month Periods Ended
	June 30, 2023		July 1, 2022
	(In millions)
Net sales:
Flex Agility Solutions	$3,601	49%	$3,991	54%
Flex Reliability Solutions	3,291	45%	2,969	41%
Nextracker	480	7%	395	5%
Intersegment eliminations	(36)	—%	(8)	—%
	$7,336		$7,347
Net sales during the three-month period ended June 30, 2023 totaled $7.3 billion, representing a decrease of approximately $11 million, or less than 1% from $7.3 billion during the three-month period ended July 1, 2022. Net sales for our FAS segment decreased approximately $0.4 billion, or 10% from the three-month period ended July 1, 2022, primarily driven by a significant decrease in our Consumer Devices business and a mid-teens decrease in our Lifestyle business due to weakness in consumer end markets. Sales in our Communications, Enterprise and Cloud ("CEC") business were flat due to the effect of easing supply constraints and softer demand in certain markets. Net sales for our FRS segment increased approximately $0.3 billion, or 11% from the three-month period ended July 1, 2022, primarily driven by a mid-teens increase in our Automotive business, a low-teens increase in our Health Solutions business and a high single-digit increase in our Industrial business due to strong customer demand and ramps across various end markets. Net sales for our Nextracker segment increased approximately $0.1 billion, or 21% from the three-month period ended July 1, 2022, primarily driven by an increase in gigawatts delivered. Net sales decreased $0.2 billion to $2.3 billion in Asia, offset by a $0.2 billion increase to $3.5 billion in the Americas, and a $23 million increase to $1.5 billion in Europe.

Our ten largest customers during the three-month periods ended June 30, 2023 and July 1, 2022 accounted for approximately 34% and 35% of net sales, respectively. No customer accounted for more than 10% of net sales during the three-month periods ended June 30, 2023 or July 1, 2022.
Cost of sales
Cost of sales is affected by a number of factors, including the number and size of new manufacturing programs, product mix, labor cost fluctuations by region, component costs and availability and capacity utilization.
Cost of sales during the three-month period ended June 30, 2023 totaled $6.7 billion, representing a decrease of approximately $0.1 billion, or 1% from $6.8 billion during the three-month period ended July 1, 2022. Lower cost of sales for the three-month period ended June 30, 2023 was primarily driven by a reduction in FAS segment sales, improvement in freight and logistics costs at Nextracker and favorable product mix within our FRS segment partially offset by an increase in FRS segment sales. Cost of sales in FAS for the three-month period ended June 30, 2023 decreased approximately $0.4 billion, or 10% from the three-month period ended July 1, 2022, which is in line with the overall 10% decrease in FAS revenue during the same period. Cost of sales in FRS for the three-month period ended June 30, 2023 increased approximately $0.3 billion, or 11% from the three-month period ended July 1, 2022, which is primarily attributed to the overall 11% increase in FRS revenue during the same period. Cost of sales in our Nextracker segment for the three-month period ended June 30, 2023 increased approximately $17 million, or 5% from the three-month period ended July 1, 2022, primarily due to the 21% increase in Nextracker revenue during the same period, offset by improved profitability resulting from a decline in freight and logistics cost increases and overall better execution on our contracts.
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
Gross profit during the three-month period ended June 30, 2023 increased $0.1 billion to $0.6 billion, or 8% of net sales, from $0.5 billion, or 7.3% of net sales, during the three-month period ended July 1, 2022. Gross margin improved 70 basis points during the three-month period ended June 30, 2023 primarily due to favorable mix with growth in our higher-margin FRS and Nextracker segments, partially offset by unfavorable mix in our CEC business.
Segment income
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include intangible amortization, stock-based compensation, restructuring charges, legal and other, and interest, net and other charges (income), net. A portion of depreciation is allocated to the respective segments, together with other general corporate research and development and administrative expenses.
The following table sets forth segment income and margins. Segment margins in the table below may not recalculate exactly due to rounding.

	Three-Month Periods Ended
	June 30, 2023		July 1, 2022
	(In millions)
Segment income:
Flex Agility Solutions	$146	4.1%	$171	4.3%
Flex Reliability Solutions	165	5.0%	147	5.0%
Nextracker	82	17.2%	30	7.6%
FAS segment margin decreased approximately 20 basis points, to 4.1%, for the three-month period ended June 30, 2023, from 4.3% for the three-month period ended July 1, 2022. The margin decrease was attributable to unfavorable mix and ramp costs in CEC.

FRS segment margin remained relatively flat at 5.0% for the three-month periods ended June 30, 2023 and July 1, 2022. Improving margins in our Health Solutions business due to increased productivity offset by continued project ramps and costs related to lingering semiconductor supply chain disruptions in our Industrial and Automotive businesses.
Nextracker segment margin increased approximately 960 basis points, to 17.2% for the three-month period ended June 30, 2023, from 7.6% for the three-month period ended July 1, 2022. The margin increase was driven by improved pricing, freight savings, and favorable cost absorption with increased revenues.
Restructuring charges
During the three-month period ended June 30, 2023, we recognized approximately $23 million of restructuring charges, primarily related to employee severance.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) was approximately $0.3 billion, or 3.7% of net sales, during the three-month period ended June 30, 2023, increasing $29 million from approximately $0.2 billion, or 3.3% of net sales, during the three-month period ended July 1, 2022. The increase was primarily due to elevated SG&A costs to support higher revenue growth in our Nextracker segment and higher labor costs.
Intangible amortization
Amortization of intangible assets decreased to $20 million during the three-month period ended June 30, 2023, from $22 million for the three-month period ended July 1, 2022, primarily due to certain intangibles now being fully amortized.
Interest, net
Interest, net was an expense of $41 million during the three-month period ended June 30, 2023 compared to an expense of $49 million during the three-month period ended July 1, 2022, primarily due to higher interest income, offset by higher variable interest expense compared to the prior year period.
Other charges (income), net
Other charges (income), net was an expense of $11 million during the three-month period ended June 30, 2023 compared to income of $9 million during the three-month period ended July 1, 2022, primarily due to a higher foreign exchange transaction loss recognized compared to the prior year period.
Income taxes
Certain of our subsidiaries, at various times, have been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to note 15, “Income Taxes” of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 for further discussion.
The consolidated effective tax rate was 12% and 16% for the three-month periods ended June 30, 2023 and July 1, 2022, respectively. The effective tax rate varies from the Singapore statutory rate of 17% as a result of recognition of earnings in different jurisdictions (we generate most of our revenues and profits from operations outside of Singapore), operating loss carryforwards, income tax credits, release of previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effect of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, the Netherlands and Israel. The effective tax rate for the three-month period ended June 30, 2023 is lower than the effective tax rate for the three-month period ended July 1, 2022, due to the changing jurisdictional mix of income and the beneficial foreign exchange impacts on material tax balances for the period ended June 30, 2023.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law, which includes a new corporate minimum tax, a stock repurchase excise tax, numerous green energy credits, other tax provisions, and significantly increased enforcement resources. While detailed regulations on some aspects of the act are still outstanding, we do not anticipate a material impact to our consolidated financial statements from these provisions.
LIQUIDITY AND CAPITAL RESOURCES
In response to the challenging economic environment following the COVID-19 pandemic, we continuously evaluate our ability to meet our obligations over the next 12 months and have proactively reset our capital structure during these times to improve maturities and liquidity. As a result, we expect that our current financial condition, including our liquidity sources are adequate to fund current and future commitments. As of June 30, 2023, we had cash and cash equivalents of approximately $2.7 billion and bank and other borrowings of approximately $3.6 billion. As of June 30, 2023, we had a $2.5 billion revolving credit facility that is due to mature in July 2027 (the "2027 Credit Facility"), and a $0.5 billion revolving credit facility that is due to mature in February 2028 (the "Nextracker Revolver"), under which we had no borrowings outstanding. As of June 30, 2023, we were in compliance with the covenants under all of our credit facilities and indentures; we also expect to remain in compliance with the covenants in the upcoming 12 months for our credit facilities and indentures.
In fiscal year 2024, we implemented a 10b5-1 bond buyback program, aiming to repurchase certain outstanding bonds issued by us. During the three-month period ended June 30, 2023, we repurchased approximately $2 million of the 4.750% Notes due 2025, resulting in an immaterial gain on our condensed consolidated statement of operations.
Cash provided by operating activities was $6 million during the three-month period ended June 30, 2023, primarily driven by $0.2 billion of net income for the period plus $0.2 billion of non-cash charges such as depreciation, amortization, non-cash lease expense, and stock-based compensation, offset by certain changes in net working capital as discussed below.
We believe net working capital ("NWC") is a key metric that measures our liquidity. Net working capital is calculated as current assets less current liabilities. Net working capital decreased $0.3 billion to $4.9 billion as of June 30, 2023, from $5.2 billion as of March 31, 2023. This decrease is primarily driven by a $0.6 billion decrease in cash due to debt repayments, capital expenditures, and share repurchases, offset by a $0.1 billion increase in other current assets, and a $0.1 billion decrease in deferred revenue and working capital advances.
Cash used in investing activities was $0.2 billion during the three-month period ended June 30, 2023. This was primarily driven by $0.2 billion of net capital expenditures for property and equipment to continue expanding capabilities and capacity in support of our CEC, Automotive, and Industrial businesses.
We believe adjusted free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our adjusted free cash flow is defined as cash from operations, less net purchases of property and equipment allowing us to present adjusted cash flows on a consistent basis for investors. Our adjusted free cash flow for the three-month periods ended June 30, 2023 and July 1, 2022 was an outflow of $0.2 billion and an outflow of $0.1 billion, respectively. Adjusted free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Adjusted free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Adjusted free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Three-Month Periods Ended
	June 30, 2023	July 1, 2022
	(In millions)
Net cash provided by operating activities	$6	$38
Purchases of property and equipment	(167)	(107)
Proceeds from the disposition of property and equipment	11	16
Adjusted free cash flow	$(150)	$(53)
Cash used by financing activities was $0.5 billion during the three-month period ended June 30, 2023, which was primarily driven by $0.2 billion of cash paid for the repurchase of our ordinary shares and $0.3 billion of net cash for repayments of bank borrowings and long-term debt and an associated cross-currency swap.
Our cash balances are generated and held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months. As of June 30, 2023 and March 31, 2023, approximately 37% and 27%, respectively, of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $1.9 billion as of March 31, 2023). Repatriation could result in an additional income tax payment; however, for the majority of our foreign entities, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.
Future liquidity needs will depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, and the levels of shipments and changes in the volumes of customer orders.
We maintain various uncommitted short-term financing facilities including but not limited to a commercial paper program, and a revolving sale and repurchase of subordinated notes established under the asset-backed securitization ("ABS") programs, under which there were no borrowings outstanding as of June 30, 2023.
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
Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $1.0 billion in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 25, 2022. During the three-month period ended June 30, 2023, we paid $197 million to repurchase shares under the current repurchase plan at an average price of $22.71 per share. As of June 30, 2023, shares in the aggregate amount of $697 million were available to be repurchased under the current plan.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2023.
There were no material changes in our contractual obligations and commitments as of June 30, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the three-month period ended June 30, 2023 as compared to the fiscal year ended March 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2023. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For a description of our material legal proceedings, see note 12 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our ordinary shares made by us for the period from April 1, 2023 through June 30, 2023:

Period (2)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 - May 5, 2023	4,718,147	$20.99	4,718,147	$794,016,115
May 6, 2023 - June 2, 2023	2,335,354	$23.55	2,335,354	$739,020,101
June 3, 2023 - June 30, 2023	1,601,576	$26.54	1,601,576	$696,520,800
Total	8,655,077		8,655,077
(1)During the period from April 1, 2023 through June 30, 2023, all purchases were made pursuant to the programs discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.
(2)On August 25, 2022, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $1.0 billion. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of June 30, 2023, shares in the aggregate amount of $697 million were available to be repurchased under the current plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
During the fiscal quarter ended June 30, 2023, none of the Company's directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.01	Description of Annual Incentive Bonus Plan for Fiscal Year 2024					X
10.02	Summary of Compensation Arrangements of Certain Executive Officers of Flex Ltd.					X
10.03	Form of Restricted Share Unit Award Agreement under the Amended and Restated Flex Ltd. 2017 Equity Incentive Plan for performance-based vesting awards (FY24)					X
15.01	Letter in lieu of consent of Deloitte & Touche LLP					X
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

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

FLEX LTD.
(Registrant)

/s/ REVATHI ADVAITHI
Revathi Advaithi
Chief Executive Officer
(Principal Executive Officer)

Date:	July 28, 2023
/s/ PAUL R. LUNDSTROM
Paul R. Lundstrom
Chief Financial Officer
(Principal Financial Officer)

Date:	July 28, 2023