Form 10-Q
period 2023-09-29
FLEX LTD.
filed 2023-10-30
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2023

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

The number of shares of the registrant’s ordinary shares outstanding as of October 20, 2023 was 434,856,076.

FLEX LTD.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Report of Independent Registered Public Accounting Firm	3
	Condensed Consolidated Balance Sheets (unaudited) — September 29, 2023 and March 31, 2023	4
	Condensed Consolidated Statements of Operations (unaudited) — Three-Month and Six-Month Periods Ended September 29, 2023 and September 30, 2022	5
	Condensed Consolidated Statements of Comprehensive Income (unaudited) — Three-Month and Six-Month Periods Ended September 29, 2023 and September 30, 2022	6
	Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Shareholders' Equity (unaudited) — Three-Month and Six-Month Periods Ended September 29, 2023 and September 30, 2022	7
	Condensed Consolidated Statements of Cash Flows (unaudited) — Six-Month Periods Ended September 29, 2023 and September 30, 2022	9
	Notes to Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	40
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	42
Signatures		43

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flex Ltd., Singapore

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Flex Ltd. and its subsidiaries (the “Company”) as of September 29, 2023, the related condensed consolidated statements of operations, comprehensive income, and redeemable noncontrolling interest and shareholders’ equity for the three-month and six-month periods ended September 29, 2023 and September 30, 2022, the condensed consolidated statements of cash flows for the six-month periods ended September 29, 2023 and September 30, 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
October 27, 2023

FLEX LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 29, 2023	As of March 31, 2023
	(In millions, except share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,900	$3,294
Accounts receivable, net of allowance of $9 and $8, respectively	3,801	3,739
Contract assets	577	541
Inventories	7,166	7,530
Other current assets	1,019	917
Total current assets	15,463	16,021
Property and equipment, net	2,328	2,349
Operating lease right-of-use assets, net	609	608
Goodwill	1,337	1,343
Other intangible assets, net	275	316
Other assets	956	758
Total assets	$20,968	$21,395

LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$—	$150
Accounts payable	5,728	5,930
Accrued payroll and benefits	500	522
Deferred revenue and customer working capital advances	2,795	3,143
Other current liabilities	1,083	1,110
Total current liabilities	10,106	10,855
Long-term debt, net of current portion	3,412	3,691
Operating lease liabilities, non-current	497	506
Other liabilities	597	637
Total liabilities	14,612	15,689
Shareholders’ equity
Ordinary shares, no par value; 1,500,000,000 authorized, 437,913,956 and 500,362,046 issued, and 437,913,956 and 450,122,691 outstanding, respectively	6,292	6,493
Treasury stock, at cost; zero and 50,239,355 shares as of September 29, 2023 and March 31, 2023, respectively	—	(388)
Accumulated deficit	(146)	(560)
Accumulated other comprehensive loss	(240)	(194)
Total Flex Ltd. shareholders’ equity	5,906	5,351
Noncontrolling interest	450	355
Total shareholders’ equity	6,356	5,706
Total liabilities, noncontrolling interest, and shareholders' equity	$20,968	$21,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Six-Month Periods Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(In millions, except per share amounts) (Unaudited)
Net sales	$7,471	$7,766	$14,807	$15,113
Cost of sales	6,803	7,175	13,535	13,987
Restructuring charges	3	—	20	—
Gross profit	665	591	1,252	1,126
Selling, general and administrative expenses	272	245	542	486
Restructuring charges	—	—	6	—
Intangible amortization	17	21	37	43
Operating income	376	325	667	597
Interest, net	35	47	76	96
Other charges (income), net	16	6	27	(3)
Income before income taxes	325	272	564	504
Provision for (benefit from) income taxes	(81)	34	(53)	71
Net income	406	238	617	433
Net income attributable to noncontrolling interest and redeemable noncontrolling interest	178	6	203	12
Net income attributable to Flex Ltd.	$228	$232	$414	$421

Earnings per share attributable to the shareholders of Flex Ltd.:
Basic	$0.51	$0.51	$0.93	$0.92
Diluted	$0.51	$0.50	$0.92	$0.91
Weighted-average shares used in computing per share amounts:
Basic	443	455	445	457
Diluted	448	460	452	464

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended		Six-Month Periods Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(In millions) (Unaudited)
Net income	$406	$238	$617	$433
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(38)	(92)	(47)	(163)
Unrealized gain (loss) on derivative instruments and other	(33)	(6)	1	(7)
Comprehensive income	$335	$140	$571	$263
Comprehensive income attributable to noncontrolling interest and redeemable noncontrolling interest	178	6	203	12
Comprehensive income attributable to Flex Ltd.	$157	$134	$368	$251

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY

	Redeemable Noncontrolling Interest	Ordinary Shares			Accumulated Other Comprehensive Loss					Total
Three Months Ended September 29, 2023	Amount	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Total Flex Ltd. Shareholders' Equity	Noncontrolling Interest	Shareholders' Equity
		(In millions) Unaudited
BALANCE AT JUNE 30, 2023	$—	449	$5,949	$(374)	$20	$(189)	$(169)	$5,406	$380	$5,786
Repurchase of Flex Ltd. ordinary shares at cost	—	(11)	(309)	—	—	—	—	(309)	—	(309)
Nextracker follow on sales and related transactions	—	—	607	—	—	—	—	607	(108)	499
Net income	—	—	—	228	—	—	—	228	178	406
Stock-based compensation	—	—	45	—	—	—	—	45	—	45
Total other comprehensive loss	—	—	—	—	(33)	(38)	(71)	(71)	—	(71)
BALANCE AT SEPTEMBER 29, 2023	$—	438	$6,292	$(146)	$(13)	$(227)	$(240)	$5,906	$450	$6,356

	Redeemable Noncontrolling Interest	Ordinary Shares			Accumulated Other Comprehensive Loss					Total
Six Months Ended September 29, 2023	Amount	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Total Flex Ltd. Shareholders' Equity	Noncontrolling Interest	Shareholders' Equity
		(In millions) Unaudited
BALANCE AT MARCH 31, 2023	$—	450	$6,105	$(560)	$(14)	$(180)	$(194)	$5,351	$355	$5,706
Repurchase of Flex Ltd. ordinary shares at cost	—	(20)	(506)	—	—	—	—	(506)	—	(506)
Issuance of Flex Ltd. vested shares under restricted share unit awards	—	8	—	—	—	—	—	—	—	—
Nextracker follow on sales and related transactions	—	—	607	—	—	—	—	607	(108)	499
Net income	—	—	—	414	—	—	—	414	203	617
Stock-based compensation	—	—	86	—	—	—	—	86	—	86
Total other comprehensive gains (loss)	—	—	—	—	1	(47)	(46)	(46)	—	(46)
BALANCE AT SEPTEMBER 29, 2023	$—	438	$6,292	$(146)	$(13)	$(227)	$(240)	$5,906	$450	$6,356

	Redeemable Noncontrolling Interest	Ordinary Shares			Accumulated Other Comprehensive Loss					Total
Three Months Ended September 30, 2022	Amount	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Loss on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Total Flex Ltd. Shareholders' Equity	Noncontrolling Interest	Shareholders' Equity
		(In millions) Unaudited
BALANCE AT JULY 1, 2022	$84	458	$5,509	$(1,164)	$(67)	$(187)	$(254)	$4,091	$—	$4,091
Repurchase of Flex Ltd. ordinary shares at cost	—	(4)	(72)	—	—	—	—	(72)	—	(72)
Net income	6	—	—	232	—	—	—	232	—	232
Stock-based compensation	—	—	27	—	—	—	—	27	—	27
Total other comprehensive loss	—	—	—	—	(6)	(92)	(98)	(98)	—	(98)
BALANCE AT SEPTEMBER 30, 2022	$90	454	$5,464	$(932)	$(73)	$(279)	$(352)	$4,180	$—	$4,180

	Redeemable Noncontrolling Interest	Ordinary Shares			Accumulated Other Comprehensive Loss					Total
Six Months Ended September 30, 2022	Amount	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Loss on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Total Flex Ltd. Shareholders' Equity	Noncontrolling Interest	Shareholders' Equity
		(In millions) Unaudited
BALANCE AT MARCH 31, 2022	$78	461	$5,664	$(1,353)	$(66)	$(116)	$(182)	$4,129	$—	$4,129
Repurchase of Flex Ltd. ordinary shares at cost	—	(15)	(253)	—	—	—	—	(253)	—	(253)
Issuance of Flex Ltd. vested shares under restricted share unit awards	—	8	—	—	—	—	—	—	—	—
Net income	12	—	—	421	—	—	—	421	—	421
Stock-based compensation	—	—	53	—	—	—	—	53	—	53
Total other comprehensive loss	—	—	—	—	(7)	(163)	(170)	(170)	—	(170)
BALANCE AT SEPTEMBER 30, 2022	$90	454	$5,464	$(932)	$(73)	$(279)	$(352)	$4,180	$—	$4,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Periods Ended
	September 29, 2023	September 30, 2022
	(In millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$617	$433
Depreciation, amortization and other impairment charges	260	247
Changes in working capital and other, net	(514)	(539)
Net cash provided by operating activities	363	141
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(319)	(296)
Proceeds from the disposition of property and equipment	19	18
Acquisition of businesses, net of cash acquired	—	4
Other investing activities, net	3	3
Net cash used in investing activities	(297)	(271)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	2	—
Repayments of bank borrowings and long-term debt	(398)	(39)
Payments for repurchases of ordinary shares	(506)	(253)
Proceeds from issuances of Nextracker shares	552	—
Payment for purchase of Nextracker LLC units from TPG	(57)	—
Other financing activities, net	(53)	(4)
Net cash used in financing activities	(460)	(296)
Effect of exchange rates on cash and cash equivalents	—	(85)
Net decrease in cash and cash equivalents	(394)	(511)
Cash and cash equivalents, beginning of period	3,294	2,964
Cash and cash equivalents, end of period	$2,900	$2,453

Non-cash investing activities:
Unpaid purchases of property and equipment	$117	$181
Right-of-use assets obtained in exchange of operating lease liabilities	77	56

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION
Organization of the Company
Flex Ltd. ("Flex" or the "Company") is the diversified manufacturing partner of choice that helps market-leading brands design, build and deliver innovative products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, Flex supports the entire product lifecycle with advanced manufacturing solutions and operates one of the most trusted global supply chains. The Company also provides additional value to customers through a broad array of services, including design and engineering, component services, rapid prototyping, fulfillment, and circular economy solutions. Flex supports a diverse set of industries including cloud, communications, enterprise, automotive, industrial, consumer devices, lifestyle, healthcare, and energy. As of September 29, 2023, Flex's three operating and reportable segments were as follows:
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2023 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and six-month periods ended September 29, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2024. Certain prior period amounts in the condensed consolidated financial statements, as well as in the Notes thereto, have been reclassified to conform to the current presentation.
The first quarters for fiscal years 2024 and 2023 ended on June 30, 2023, which is comprised of 91 days in the period, and July 1, 2022, which is comprised of 92 days in the period, respectively. The second quarters for fiscal years 2024 and 2023 ended on September 29, 2023 and September 30, 2022, respectively, which are comprised of 91 days in both periods.
The accompanying unaudited condensed consolidated financial statements include the accounts of Flex and its subsidiaries, after elimination of intercompany accounts and transactions. The Company consolidates subsidiaries and investments in entities in which the Company has a controlling interest. A controlling financial interest may exist in variable interest entities (“VIEs”), through governance provisions and arrangements to provide services to VIEs. The Company is required to consolidate a VIE of which it is the primary beneficiary. To determine if the Company is the primary beneficiary, the Company evaluates whether it has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company evaluates its relationships with its VIEs on an ongoing basis to determine whether it continues to be the primary beneficiary. The condensed consolidated financial statements reflect the assets and liabilities of VIEs that are consolidated. For the consolidated subsidiaries in which the Company owns less than 100%, the Company recognizes a noncontrolling interest for the ownership of the noncontrolling owners. As of September 29, 2023, we presented noncontrolling interest as permanent equity in the condensed balance sheets, reflecting the equity held by other parties. The amount of consolidated net income attributable to Flex Ltd. and the noncontrolling interest and redeemable noncontrolling interest are presented in the condensed consolidated statements of operations.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things: allowances for doubtful accounts; inventory write-downs; valuation allowances for deferred tax assets; uncertain tax positions; valuation and useful lives of long-lived assets including property, equipment, and intangible assets; valuation of goodwill; valuation of investments in privately-held companies; asset impairments; fair values of financial instruments, notes receivable and derivative instruments; restructuring charges; contingencies; warranty provisions; incremental borrowing rates in determining the present value of lease payments; accruals for potential price adjustments arising from customer contracts; fair values of assets obtained and liabilities assumed in business combinations; and the fair values of stock options and restricted share unit awards granted under the Company's stock-based compensation plans. Due to the geopolitical conflicts (including the Russian invasion of Ukraine and the Israel-Hamas war), there has been and will continue to be uncertainty and disruption in the global economy and financial markets. The Company has made estimates and assumptions taking into consideration certain possible impacts due to the Russian invasion of Ukraine and the Israel-Hamas war. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from previously estimated amounts, and such differences may be material to the condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.
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
Obligations under these programs are classified within accounts payable on the condensed consolidated balance sheets, with the associated payments reflected in the operating activities section of the condensed consolidated statement of cash flows. The rollforward of the Company's outstanding obligations confirmed as valid under its supplier finance programs for the six-month period ended September 29, 2023 is as follows.

Six-Month Period Ended
September 29, 2023
(In millions)
Confirmed obligations outstanding at the beginning of the period	$275
Invoices confirmed during the period	605
Confirmed invoices paid during the period	(556)
Foreign currency exchange impact	—
Confirmed obligations outstanding at the end of the period	$324
2.  BALANCE SHEET ITEMS
Inventories
The components of inventories, net of applicable lower of cost and net realizable value write-downs, were as follows:

	As of September 29, 2023	As of March 31, 2023
	(In millions)
Raw materials	$5,658	$6,140
Work-in-progress	707	709
Finished goods	801	681
	$7,166	$7,530
Goodwill and Other Intangible Assets
During the six-month period ended September 29, 2023, there was no material activity in the Company's goodwill account for each of its reportable segments, other than foreign currency translation adjustments of $6 million, which primarily impacted the FRS segment.
The components of acquired intangible assets are as follows:

	As of September 29, 2023			As of March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets:
Customer-related intangibles	$345	$(199)	$146	$373	$(204)	$169
Licenses and other intangibles	293	(164)	129	299	(152)	147
Total	$638	$(363)	$275	$672	$(356)	$316
The gross carrying amounts of intangible assets are removed when fully amortized.

The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2024 (1)	$33
2025	62
2026	42
2027	35
2028	27
Thereafter	76
Total amortization expense	$275
____________________________________________________________
(1)Represents estimated amortization for the remaining fiscal six-month period ending March 31, 2024.
Customer Working Capital Advances
Customer working capital advances were $2.0 billion and $2.3 billion, as of September 29, 2023 and March 31, 2023, respectively. The customer working capital advances are not interest-bearing, do not generally have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production or the customer working capital advance agreement is terminated.
Other Current Liabilities
Other current liabilities include customer-related accruals of $242 million and $313 million as of September 29, 2023 and March 31, 2023, respectively.
3.  REVENUE
Contract Balances
A contract asset is recognized when the Company has recognized revenue, but not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheets and transferred to receivables when rights to payment become unconditional and invoiced.
A contract liability is recognized when the Company receives payments in advance of the satisfaction of performance. Contract liabilities, identified as deferred revenue, were $904 million and $885 million as of September 29, 2023 and March 31, 2023, respectively, of which $796 million and $795 million, respectively, is included in deferred revenue and customer working capital advances under current liabilities.
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated based on timing of transfer, point in time or over time, for the three and six-month periods ended September 29, 2023 and September 30, 2022, respectively.

	Three-Month Periods Ended		Six-Month Periods Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Timing of Transfer	(In millions)
FAS
Point in time	$3,280	$3,787	$6,716	$7,566
Over time	338	217	503	429
Total	3,618	4,004	7,219	7,995
FRS
Point in time	3,144	3,110	6,276	5,900
Over time	170	189	329	368
Total	3,314	3,299	6,605	6,268
Nextracker
Point in time	21	10	27	33
Over time	552	463	1,026	835
Total	573	473	1,053	868
Intersegment eliminations
Point in time	(34)	(10)	(70)	(18)
Over time	—	—	—	—
Total	(34)	(10)	(70)	(18)
Flex
Point in time	6,411	6,897	12,949	13,481
Over time	1,060	869	1,858	1,632
Total	$7,471	$7,766	$14,807	$15,113

4.  SHARE-BASED COMPENSATION
Equity Compensation Plans
Flex historically maintains stock-based compensation plans at a corporate level. The Company's primary plan used for granting equity compensation awards is the Company's 2017 Equity Incentive Plan (the "2017 Plan"). During the fiscal year 2023, Nextracker granted equity compensation awards to Nextracker employees under the 2022 Nextracker Inc. Equity Incentive Plan (the "2022 Nextracker Plan"), which is administered by Nextracker, a majority-owned subsidiary of the Company.
Share-Based Compensation Expense
The following table summarizes the Company’s share-based compensation expense for all equity incentive plans:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(In millions)
Cost of sales	$10	$7	$19	$14
Selling, general and administrative expenses	35	20	67	39
Total share-based compensation expense	$45	$27	$86	$53
Total number of options outstanding and exercisable were immaterial as of September 29, 2023. All options have been fully expensed as of September 29, 2023.
The 2017 Plan
During the six-month period ended September 29, 2023, the Company granted 4.9 million restricted share unit ("RSU") awards. Of this amount, approximately 3 million are plain-vanilla unvested RSU awards that vest over a period of three years, with no performance or market conditions, and with an average grant date price of $26.82 per award. In addition, approximately 0.4 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain performance conditions, and with an average grant date price of $26.72 per award. The number of shares contingent on performance conditions that ultimately will vest will range from zero up to a maximum of approximately 0.8 million based on a measurement of the Company's adjusted earnings per share growth over certain specified periods, and will cliff vest after a period of three years, to the extent such performance conditions have been met. Further, approximately 0.4 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions. The average grant date fair value of these awards contingent on certain market conditions was estimated to be $35.64 per award and was calculated using a Monte Carlo simulation. The number of shares contingent on market conditions that ultimately will vest will range from zero up to a maximum of approximately 0.8 million based on a measurement of the percentile rank of the Company’s total shareholder return over certain specified periods against the Company's peer companies, and will cliff vest after a period of three years, to the extent such market conditions have been met. Finally, the remaining balance of approximately 1.2 million represents the number of shares issued upon vesting of RSU awards above target levels based on the achievement of certain market conditions for awards granted in the fiscal year 2021. These awards were issued and immediately vested in accordance with the terms and conditions of the underlying awards.
As of September 29, 2023, approximately 12 million unvested RSU awards under the 2017 plan were outstanding, of which vesting for a targeted amount of 1.2 million shares is contingent on meeting certain market conditions, and vesting for a targeted amount of 1.2 million shares is contingent on meeting certain performance conditions. The number of shares tied to market conditions that will ultimately be issued can range from zero to 2.4 million based on the achievement levels. The number of shares tied to performance conditions that will ultimately be issued can range from zero to 2.4 million based on the achievement levels. During the six-month period ended September 29, 2023, 2.3 million shares vested in connection with the awards with market conditions granted in fiscal year 2021.
As of September 29, 2023, total unrecognized compensation expense related to unvested RSU awards under the 2017 Plan, was approximately $203 million, and will be recognized over a weighted-average remaining vesting period of 2.2 years.
The 2022 Nextracker Plan
During the six-month period ended September 29, 2023, Nextracker awarded 2.0 million equity-based compensation awards to its employees under the 2022 Nextracker Plan, which included approximately 0.5 million option awards, 1.1 million RSU ("NRSU") awards and 0.4 million performance-based restricted share unit ("NPSU") awards. Vesting for the awards granted under the 2022 Nextracker Plan is contingent upon continued employee service and also may be subject to certain performance conditions.
As of September 29, 2023, approximately 6.5 million unvested options awards, NRSU awards, and NPSU awards under the 2022 Nextracker Plan were outstanding, of which vesting for a targeted amount of approximately 4.0 million shares is contingent on meeting certain performance conditions.
Total unrecognized compensation expense related to unvested awards under the 2022 Nextracker Plan was approximately $101 million, which is expected to be recognized over a weighted-average period of approximately 2.5 years. Approximately $25 million of expense was recognized for equity-based compensation awards granted under the 2022 Nextracker Plan for the six-month period ended September 29, 2023.

5.  EARNINGS PER SHARE
The following table reflects basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share attributable to the shareholders of Flex:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(In millions, except per share amounts)
Basic earnings per share attributable to the shareholders of Flex Ltd.
Net income	$406	$238	$617	$433
Net income attributable to noncontrolling interest and redeemable noncontrolling interest	178	6	203	12
Net income attributable to Flex Ltd.	$228	$232	$414	$421
Shares used in computation:
Weighted-average ordinary shares outstanding	443	455	445	457
Basic earnings per share	$0.51	$0.51	$0.93	$0.92

Diluted earnings per share attributable to the shareholders of Flex Ltd.
Net income	$406	$238	$617	$433
Net income attributable to noncontrolling interest and redeemable noncontrolling interest	178	6	203	12
Net income attributable to Flex Ltd.	$228	$232	$414	$421
Shares used in computation:
Weighted-average ordinary shares outstanding	443	455	445	457
Weighted-average ordinary share equivalents from RSU awards (1)	5	5	7	7
Weighted-average ordinary shares and ordinary share equivalents outstanding	448	460	452	464
Diluted earnings per share	$0.51	$0.50	$0.92	$0.91
____________________________________________________________
(1)An immaterial amount of RSU awards and 2.1 million RSU awards for the three and six-month periods ended September 29, 2023, respectively, and an immaterial amount of RSU awards and 3.4 million RSU awards for the three and six-month periods ended September 30, 2022, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

6.  BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt as of September 29, 2023 and March 31, 2023 are as follows:

	Maturity Date	As of September 29, 2023	As of March 31, 2023
		(In millions)
4.750% Notes (1)	June 2025	$591	$599
3.750% Notes (1)	February 2026	684	686
6.000% Notes (1)	January 2028	397	396
4.875% Notes (1)	June 2029	657	658
4.875% Notes (1)	May 2030	683	685
JPY Term Loan (2)	April 2024	—	253
Delayed Draw Term Loan (3)	November 2023	—	150
Nextracker Term Loan	February 2028	150	150
3.600% HUF Bonds	December 2031	268	284
Other		1	1
Debt issuance costs		(19)	(21)
		3,412	3,841
Current portion, net of debt issuance costs		—	(150)
Non-current portion		$3,412	$3,691
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
(3)During the second quarter of fiscal year 2024, the Company repaid the Delayed Draw Term Loan for approximately $150 million.
The weighted-average interest rate for the Company's long-term debt was 4.6% and 4.7% as of September 29, 2023 and March 31, 2023, respectively.
Scheduled repayments of the Company's bank borrowings and long-term debt as of September 29, 2023 are as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2024 (1)	$—
2025	—
2026	1,276
2027	—
2028	547
Thereafter	1,608
Total	$3,431
(1)Represents estimated repayments for the remaining fiscal six-month period ending March 31, 2024.

7.  INTEREST, NET
Interest, net for the three and six-month periods ended September 29, 2023 and September 30, 2022 are primarily composed of the following:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(In millions)
Interest expenses on debt obligations	$42	$44	$89	$87
Interest income	(18)	(5)	(36)	(9)
AR sale program related expenses	11	8	23	13
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
As of September 29, 2023, the aggregate notional amount of the Company’s outstanding foreign currency derivative contracts was $11.3 billion as summarized below:

	Notional Contract Value in USD
Currency	Buy	Sell

Cash Flow Hedges
HUF	$439	$—
MXN	534	—
Other	577	29
	1,550	29
Other Foreign Currency Contracts
CNY	844	360
EUR	2,237	2,475
GBP	232	346
MXN	643	508
MYR	524	355
Other	586	630
	5,066	4,674

Total Notional Contract Value in USD	$6,616	$4,703
As of September 29, 2023, the fair value of the Company’s short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of other charges (income), net in the condensed consolidated statements of operations. As of September 29, 2023 and March 31, 2023, the Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. Deferred loss was $7 million as of September 29, 2023, and is expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations over the next twelve-month period, except for the USD HUF cross currency swaps.
The Company entered into USD HUF cross currency swaps in December 2021 to hedge the foreign currency risk on the HUF bonds due December 2031, and the fair value of the cross currency swaps was included in current and long-term other liabilities as of September 29, 2023 and March 31, 2023. The changes in fair value of the USD HUF cross currency swaps are reported in accumulated other comprehensive loss. In addition, corresponding amounts are reclassified out of accumulated other comprehensive loss to other charges (income), net to offset the remeasurement of the underlying HUF bond principal, which also impacts the same line.
The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 29, 2023	March 31, 2023	Balance Sheet Location	September 29, 2023	March 31, 2023
	(In millions)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$20	$46	Other current liabilities	$33	$22
Foreign currency contracts	Other assets	$—	$—	Other liabilities	$31	$88

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$46	$26	Other current liabilities	$59	$19
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
9.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	September 29, 2023			September 30, 2022
	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Beginning balance	$20	$(189)	$(169)	$(67)	$(187)	$(254)
Other comprehensive loss before reclassifications	(38)	(38)	(76)	(70)	(92)	(162)
Net loss reclassified from accumulated other comprehensive loss	5	—	5	64	—	64
Net current-period other comprehensive loss	(33)	(38)	(71)	(6)	(92)	(98)
Ending balance	$(13)	$(227)	$(240)	$(73)	$(279)	$(352)

	Six-Month Periods Ended
	September 29, 2023			September 30, 2022
	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Beginning balance	$(14)	$(180)	$(194)	$(66)	$(116)	$(182)
Other comprehensive gain (loss) before reclassifications	63	(47)	16	(149)	(163)	(312)
Net (gains) loss reclassified from accumulated other comprehensive loss	(62)	—	(62)	142	—	142
Net current-period other comprehensive gains (loss)	1	(47)	(46)	(7)	(163)	(170)
Ending balance	$(13)	$(227)	$(240)	$(73)	$(279)	$(352)
Substantially all unrealized gains and losses relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three and six-month periods ended September 29, 2023 were reclassified out of accumulated other comprehensive loss to other charges (income), net and cost of sales in the condensed consolidated statement of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges. The tax impacts on the changes in accumulated other comprehensive loss for the three-month periods ended September 29, 2023 and September 30, 2022 were $11 million and $6 million, respectively. The tax impacts on the changes in accumulated other comprehensive loss for the six-month periods ended September 29, 2023 and September 30, 2022 were $9 million and $10 million, respectively.
10.  TRADE RECEIVABLES SECURITIZATION
The Company sells trade receivables under two asset-backed securitization programs and an accounts receivable factoring program.
Asset-Backed Securitization Programs
The Company historically has engaged in asset-backed securitization programs (the “ABS Programs”), selling trade receivables to affiliated special purpose entities and then to unaffiliated financial institutions. Upon the sale of the receivables from the special purpose entities to the unaffiliated financial institutions, the receivables are derecognized from our consolidated balance sheet as effective control of the transferred receivables is passed to the unaffiliated financial institutions, which have the right to pledge or sell the receivables. Accounts receivable sold under the ABS Programs are included as cash provided by operating activities in the consolidated statement of cash flow. During the six-month periods ended September 29, 2023 and September 30, 2022, no accounts receivable were sold under the ABS Programs.
Trade Accounts Receivable Sale Programs
The Company also sells accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $0.8 billion and $0.8 billion as of September 29, 2023 and March 31, 2023, respectively. For the six-month periods ended September 29, 2023 and September 30, 2022, total accounts receivable sold to certain third-party banking institutions was approximately $1.7 billion and $1.7 billion, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received was included as cash provided by operating activities in the condensed consolidated statements of cash flows.
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

Level 1 - Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. There were no balances classified as level 1 in the fair value hierarchy as of September 29, 2023 and March 31, 2023.
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
There were no transfers between levels in the fair value hierarchy during the six-month periods ended September 29, 2023 and September 30, 2022.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 29, 2023 and March 31, 2023:

	Fair Value Measurements as of September 29, 2023
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$1,425	$—	$1,425
Foreign currency contracts (Note 8)	—	66	—	66
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	40	—	40
Liabilities:
Foreign currency contracts (Note 8)	$—	$(123)	$—	$(123)

	Fair Value Measurements as of March 31, 2023
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$2,324	$—	$2,324
Foreign currency contracts (Note 8)	—	72	—	72
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	37	—	37
Liabilities:				0
Foreign currency contracts (Note 8)	$—	$(129)	$—	$(129)

Other financial instruments
The following table presents the Company’s major debts not carried at fair value:

	As of September 29, 2023		As of March 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In millions)
JPY Term Loan due April 2024	$—	$—	$253	$253	Level 2
4.750% Notes due June 2025	591	577	599	590	Level 1
3.750% Notes due February 2026	684	648	686	657	Level 1
6.000% Notes due January 2028	397	394	396	399	Level 1
4.875% Notes due June 2029	657	613	658	631	Level 1
4.875% Notes due May 2030	683	637	685	661	Level 1
Delayed Draw Term Loan due November 2023	—	—	150	150	Level 2
Nextracker Term Loan due February 2028	150	148	150	150	Level 2
3.600% HUF Bonds due December 2031	268	196	284	196	Level 2
The Notes due June 2025, February 2026, January 2028, June 2029, and May 2030 are valued based on broker trading prices in active markets. HUF Bonds and Nextracker Term Loan due February 2028 are valued based on the broker trading prices in an inactive market.
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
One of the Company's Brazilian subsidiaries has received assessments for certain sales and import taxes. There were originally six tax assessments totaling the updated amount inclusive of interest and penalties of 419 million Brazilian reals (approximately USD $83 million based on the exchange rate as of September 29, 2023). The Company successfully defeated one of the six assessments in September 2019 (totaling approximately 61 million Brazilian reals or USD $12 million). The Company successfully defeated another three of the assessments in September 2022 (totaling the updated amount inclusive of interest and penalties of approximately 261 million Brazilian reals or USD $52 million), each of which remains subject to appeal. The Company was unsuccessful at the administrative level for one of the assessments and filed an annulment action in federal court in Brasilia, Brazil on March 23, 2020; the updated value of that assessment inclusive of interest and penalties is 41 million Brazilian reals (approximately USD $8 million). One of the assessments remains in the review process at the administrative level. The Company believes that it has meritorious defenses to each of these assessments and will continue to vigorously oppose all of them, as well as any future assessments. The Company does not expect final judicial determination on any of these claims in the near future.
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
13.  SHARE REPURCHASES
During the three and six-month periods ended September 29, 2023, the Company repurchased 11.5 million and 20.1 million shares at an aggregate purchase price of $309 million and $506 million, respectively, and retired all of these shares. During the three-month period ended September 29, 2023, the Company also retired an additional 50.2 million shares of treasury stock which were repurchased in the prior periods, at an aggregate purchase price of $388 million.
Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $2.0 billion in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Annual General Meeting held on August 2, 2023. As of September 29, 2023, shares in the aggregate amount of $1.8 billion were available to be repurchased under the current plan.
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

Selected financial information by segment is in the table below.

	Three-Month Periods Ended		Six-Month Periods Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
	(In millions)
Net sales:
Flex Agility Solutions	$3,618	$4,004	$7,219	$7,995
Flex Reliability Solutions	3,314	3,299	6,605	6,268
Nextracker	573	473	1,053	868
Intersegment eliminations	(34)	(10)	(70)	(18)
	$7,471	$7,766	$14,807	$15,113
Segment income and reconciliation of income before income taxes:
Flex Agility Solutions	$168	$170	$314	$342
Flex Reliability Solutions	171	175	336	322
Nextracker	112	43	194	73
Corporate and Other	(12)	(13)	(28)	(31)
Total segment income	439	375	816	706
Reconciling items:
Intangible amortization	17	21	37	43
Stock-based compensation	45	27	86	53
Restructuring charges	1	—	24	—
Legal and other (1)	—	2	2	13
Interest, net	35	47	76	96
Other charges (income), net	16	6	27	(3)
Income before income taxes	$325	$272	$564	$504
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
15.  RESTRUCTURING CHARGES
During the three and six-month periods ended September 29, 2023, the Company recognized approximately $3 million and $26 million of restructuring charges, most of which related to employee severance.

The following table summarizes the provisions, respective payments, and remaining accrued balance as of September 29, 2023 for charges incurred during the six-month period ended September 29, 2023:

	Severance	Long-Lived Asset Impairment	Other Exit Costs	Total
	(In millions)
Balance as of March 31, 2023	$44	$—	$6	$50
Provision for charges incurred during the six-month period ended September 29, 2023	22	3	1	26
Cash payments during the six-month period ended September 29, 2023	(41)	—	—	(41)
Non-cash reductions during the six-month period ended September 29, 2023	—	(3)	(1)	(4)
Balance as of September 29, 2023	25	—	6	31
Less: Current portion (classified as other current liabilities)	25	—	6	31
Accrued restructuring costs, net of current portion (classified as other liabilities)	$—	$—	$—	$—

16. VARIABLE INTEREST ENTITIES
The Company controls Nextracker Inc. ("Nextracker") through its holding of Class B common stock that does not participate in the earnings of Nextracker. As such, the shareholders of the equity at risk in Nextracker (the Class A common stock shareholders) do not have the power to direct the key activities of Nextracker and consequently Nextracker is a variable interest entity ("VIE"). The Company has the ability to control Nextracker's activities through its control of 51.5% and 61.4% of the voting rights of Nextracker as of September 29, 2023 and March 31, 2023, respectively. The Company also has the ability to receive significant benefits from the VIE (through its ability to convert its investments in Nextracker and Nextracker LLC into Class A common stock of Nextracker or cash) and as such the Company has been determined to be the primary beneficiary of the VIE. As such, the Company continues to consolidate Nextracker and the interests in Nextracker held by third parties are presented as a noncontrolling interest. Evaluation of the VIE model and identification of the primary beneficiary requires significant judgements to be made regarding which entities can control the activities of a VIE, who can receive benefits or absorb losses from the VIE and the significance of those benefits and losses to the VIE.
On July 3, 2023, the Company's subsidiary Nextracker completed a follow-on offering to its initial public offering ("IPO"), which was completed on February 13, 2023, and issued 15,631,562 shares of Class A common stock and received net proceeds of $551 million. The entire net proceeds were used by Nextracker to acquire 14,025,000 Nextracker LLC common units from Yuma, Inc., the Company’s indirect wholly-owned subsidiary, and 1,606,562 Nextracker LLC common units from TPG Rise Flash, L.P., an affiliate of the global alternative asset management firm TPG. As a result of the repurchase of Nextracker LLC common units by Nextracker, 15,631,562 shares of Nextracker Class B common stock were cancelled. The Company received approximately $495 million from the follow-on offering, after distribution of net proceeds to TPG and expenses.
As of September 29, 2023 and March 31, 2023, noncontrolling interest was $450 million and $355 million, respectively. Net income attributable to noncontrolling interest was $178 million and $203 million for the three and six-months periods ended September 29, 2023, respectively. Net income attributable to noncontrolling interest was zero for both the three and six-months periods ended September 30, 2022. As a result of Nextracker's February 13, 2023 IPO, the noncontrolling interest previously determined to be redeemable prior to the IPO did not exist as of September 29, 2023. Net income attributable to redeemable noncontrolling interest was zero for both the three and six-months periods ended September 29, 2023. Net income attributable to redeemable noncontrolling interest was $6 million and $12 million for the three and six months ended September 30, 2022, respectively.

The carrying amounts and classification of the VIE's external assets and liabilities as of September 29, 2023 and March 31, 2023 are included in the condensed consolidated balance sheets as follows:

	September 29, 2023	March 31, 2023
	(In millions) (Unaudited)
Assets
Current assets:
Cash	$373	$130
Accounts receivable, net	340	271
Contract assets	312	298
Inventories	196	138
Other current assets	118	35
Total current assets	1,339	872
Property and equipment, net	7	7
Goodwill	265	265
Other intangible assets, net	1	1
Other assets	422	275
Total assets	$2,034	$1,420

Liabilities
Current liabilities:
Accounts payable	$403	$211
Accrued expenses	67	60
Deferred revenue	236	176
Other current liabilities	66	49
Total current liabilities	772	496
Long-term debt	146	147
Other liabilities	440	280
Total liabilities	$1,358	$923
17. SUBSEQUENT EVENTS
On October 25, 2023, Flex announced its plan to effect a spin-off of all of its remaining interests in Nextracker to Flex shareholders on a pro rata basis pursuant to the Agreement and Plan of Merger, dated as of February 7, 2023 (the “Merger Agreement”). The spin-off is subject to a number of conditions as set forth in the Merger Agreement, including the approval of Flex shareholders in accordance with Singapore law, and there is no assurance that any such conditions will be satisfied or waived. The spin-off is currently expected to be completed in Flex’s fourth quarter ending March 31, 2024.
On October 25, 2023, the Company’s management committed to targeted restructuring activities to improve operational efficiencies by reducing excess workforce capacity. While a detailed action plan has not been finalized, the Company currently estimates charges of approximately $100 million will be recognized in the third quarter of the fiscal year ending March 31, 2024. The charges are expected to primarily relate to employee termination benefits and are expected to be settled in cash in the fiscal year ending March 31, 2024.

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

OVERVIEW
We are the diversified manufacturing partner of choice that helps market-leading brands design, build and deliver innovative products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, we support the entire product lifecycle with advanced manufacturing solutions and operate one of the most trusted global supply chains. We also provide additional value to customers through a broad array of services, including design engineering, component services, rapid prototyping, fulfillment, and circular economy solutions. We support a diverse set of industries including cloud, communications, enterprise, automotive, industrial, consumer devices, lifestyle, healthcare, and energy. As of September 29, 2023, our three operating and reportable segments were as follows:
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
Update on Component Shortages and Logistical Constraints on our Business
Component shortages and logistical constraints improved as the year progressed. We continue to monitor potential supply chain disruptions. Refer to “Risk Factors - “Supply chain disruptions, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, have in the past affected, and may in the future, affect our ability to meet customer demand, lead to higher costs, or result in excess or obsolete inventory. We have been and continue to be adversely affected by supply chain issues, including shortages of required electronic components.” as disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.
We are continuously evaluating our capital structure in response to the current environment and expect that our current financial condition, including our liquidity sources are adequate to fund future commitments. See additional discussion in the Liquidity and Capital Resources section below.
Russian Invasion of Ukraine and Israel-Hamas War
We continue to monitor and respond to the escalating conflict in Ukraine and the associated sanctions and other restrictions. We also are monitoring and responding to the Israel-Hamas war. As of the date of this report, there is no material impact to our business operations and financial performance in Ukraine and Israel. The full impact of the conflicts on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflicts and its impact on regional and global economic conditions. We will continue to monitor the conflicts and assess the related restrictions and other effects and pursue prudent decisions for our team members, customers, and business.
Other Developments
On July 3, 2023, our subsidiary Nextracker Inc. ("Nextracker") completed a follow-on offering to its initial public offering, which was completed on February 13, 2023, and issued 15,631,562 shares of Class A common stock and received net proceeds of $551 million. The entire net proceeds were used by Nextracker to acquire 14,025,000 Nextracker LLC common units from Yuma, Inc., our indirect wholly-owned subsidiary, and 1,606,562 Nextracker LLC common units from TPG Rise Flash, L.P., an affiliate of the global alternative asset management firm TPG. As a result of the repurchase of Nextracker LLC common units by Nextracker, 15,631,562 shares of Nextracker Class B common stock were cancelled. Subsequent to the follow-on offering, we owned 74,432,619 shares of Class B common stock, representing 51.5% of the total outstanding shares of Nextracker common stock and, accordingly, still control Nextracker. We received approximately $495 million from the follow-on offering, after distribution of net proceeds to TPG and expenses.
On October 25, 2023, we announced our plan to effect a spin-off of all of our remaining interests in Nextracker to our shareholders on a pro rata basis pursuant to the Agreement and Plan of Merger, dated as of February 7, 2023 (the “Merger Agreement”). The spin-off is subject to a number of conditions as set forth in the Merger Agreement, including the approval of our shareholders in accordance with Singapore law, and there is no assurance that any such conditions will be satisfied or waived. The spin-off is currently expected to be completed in our fourth quarter ending March 31, 2024.

Business Overview
We are one of the world's largest providers of global supply chain solutions, with revenues of $14.8 billion for the six-month period ended September 29, 2023 and $30.3 billion in the fiscal year ended March 31, 2023. We have established an extensive network of manufacturing facilities in the world's major consumer and enterprise markets (Asia, the Americas, and Europe) to serve the growing outsourcing needs of both multinational and regional customers. We design, build, ship, and service consumer and enterprise products for our customers through a network of over 100 facilities in approximately 30 countries across four continents. We also provide intelligent, integrated solar tracker and software solutions used in utility-scale and ground-mounted distributed generation solar projects around the world. The following tables set forth the relative percentages and dollar amounts of net sales by region and by country, and net property and equipment by country, based on the location of our manufacturing sites:

	Three-Month Periods Ended				Six-Month Periods Ended
	September 29, 2023		September 30, 2022		September 29, 2023		September 30, 2022
	(In millions)
Net sales by region:
Americas	$3,684	49%	$3,459	45%	$7,166	48%	$6,774	45%
Asia	2,372	32%	2,751	35%	4,689	32%	5,268	35%
Europe	1,415	19%	1,556	20%	2,952	20%	3,071	20%
	$7,471		$7,766		$14,807		$15,113

Net sales by country:
Mexico	$1,799	24%	$1,601	21%	$3,530	24%	$3,156	21%
U.S.	1,459	20%	1,294	17%	2,784	19%	2,511	17%
China	1,370	18%	1,770	23%	2,784	19%	3,354	22%
Malaysia	555	7%	633	8%	1,101	7%	1,204	8%
Brazil	416	6%	547	7%	818	6%	1,074	7%
Hungary	363	5%	330	4%	714	5%	616	4%
Other	1,509	20%	1,591	20%	3,076	20%	3,198	21%
	$7,471		$7,766		$14,807		$15,113

	As of		As of
Property and equipment, net:	September 29, 2023		March 31, 2023
	(In millions)
Mexico	$788	34%	$763	32%
U.S.	360	15%	365	16%
China	332	14%	338	14%
Malaysia	149	6%	152	6%
Hungary	130	6%	140	6%
Brazil	89	4%	89	4%
Other	480	21%	502	22%
	$2,328		$2,349
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
Our operating results are affected by a number of factors, including the following:

•global economic conditions, including inflationary pressures, currency volatility, slower growth or recession, higher interest rates, and geopolitical uncertainty (including as a result of the ongoing conflict between Russia and Ukraine and the Israel-Hamas war);

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

•the effects that current credit and market conditions (including as a result of the ongoing conflict between Russia and Ukraine and the Israel-Hamas war) could have on the liquidity and financial condition of our customers and suppliers, including any impact on their ability to meet their contractual obligations;

•the impacts on our business due to component shortages, disruptions in transportation or other supply chain related constraints;

•exposure to infectious disease, epidemics and pandemics on our business operations in geographic locations impacted by an outbreak and on the business operations of our customers and suppliers;

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
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Due to the ongoing conflict between Russia and Ukraine and the Israel-Hamas war, there has been and we expect there will continue to be uncertainty and disruption in the global economy and financial markets. We have made estimates and assumptions taking into consideration certain possible impacts due to the Russian invasion of Ukraine and the Israel-Hamas war. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from those estimates and assumptions.
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

	Three-Month Periods Ended		Six-Month Periods Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	91.1	92.4	91.4	92.5
Restructuring charges	—	—	0.1	—
Gross profit	8.9	7.6	8.5	7.5
Selling, general and administrative expenses	3.6	3.2	3.7	3.2
Restructuring charges	—	—	—	—
Intangible amortization	0.3	0.2	0.3	0.3
Operating income	5.0	4.2	4.5	4.0
Interest, net	0.5	0.6	0.5	0.7
Other charges (income), net	0.1	0.1	0.2	0.0
Income before income taxes	4.4	3.5	3.8	3.3
Provision for (benefit from) income taxes	(1.0)	0.4	(0.4)	0.4
Net income	5.4	3.1	4.2	2.9
Net income attributable to noncontrolling interest and redeemable noncontrolling interest	2.3	0.1	1.4	0.1
Net income attributable to Flex Ltd.	3.1%	3.0%	2.8%	2.8%
Net sales
The following table sets forth our net sales by segment, and their relative percentages (the sum of the individual percentages may not equal 100% due to rounding):

	Three-Month Periods Ended				Six-Month Periods Ended
	September 29, 2023		September 30, 2022		September 29, 2023		September 30, 2022
	(In millions)
Net sales:
Flex Agility Solutions	$3,618	48%	$4,004	52%	$7,219	49%	$7,995	53%
Flex Reliability Solutions	3,314	44%	3,299	42%	6,605	45%	6,268	41%
Nextracker	573	8%	473	6%	1,053	7%	868	6%
Intersegment eliminations	(34)	—%	(10)	—%	(70)	—%	(18)	—%
	$7,471		$7,766		$14,807		$15,113
Net sales during the three-month period ended September 29, 2023 totaled $7.5 billion, representing a decrease of approximately $0.3 billion, or 4% from $7.8 billion during the three-month period ended September 30, 2022. Net sales for our FAS segment decreased approximately $0.4 billion, or 10% from the three-month period ended September 30, 2022, primarily driven by a significant decrease in our Consumer Devices business, a low double-digit percentage decrease in our Lifestyle business, and a mid single-digit percentage decrease in our Communications, Enterprise and Cloud ("CEC") due to difficult year-over year comparisons in CEC, along with softer market demand in certain markets, and weakness in consumer end markets. Net sales for our FRS segment remained relatively flat and increased approximately $15 million, from the three-month period ended September 30, 2022, primarily driven by a high single-digit percentage increase in our Automotive business due to higher customer demand and ramps across various end markets, offset by a low single-digit percentage decrease in Industrial due to difficult year-over year comparisons and lower customer demand. Net sales for our Health Solutions business remained relatively flat due to customer ramps offset by lower customer demand. Net sales for our Nextracker segment increased approximately $0.1 billion, or 21% from the three-month period ended September 30, 2022, primarily driven by an increase in gigawatts delivered. Net sales increased $0.2 billion to $3.7 billion in the Americas, decreased $0.4 billion to $2.4 billion in Asia, and decreased $0.1 billion to $1.4 billion in Europe.
Net sales during the six-month period ended September 29, 2023 totaled $14.8 billion, representing a decrease of approximately $0.3 billion, or 2% from $15.1 billion during the six-month period ended September 30, 2022. Net sales for our FAS segment decreased approximately $0.8 billion, or 10% from the six-month period ended September 30, 2022, primarily driven by a significant decrease in our Consumer Devices business, a low double-digit percentage decrease in our Lifestyle business and a low single-digit percentage decrease in our CEC business due to the same factors as noted in the three-month period discussion above. Net sales for our FRS segment increased approximately $0.3 billion, or 5% from the six-month period ended September 30, 2022, primarily driven by a low double-digit percentage increase in our Automotive business, a mid single-digit percentage increase in our Health Solutions business and a low single-digit percentage increase in our Industrial business due to strong customer demand and ramps across various end markets. Net sales for our Nextracker segment increased approximately $0.2 billion, or 21% from the six-month period ended September 30, 2022, primarily driven by the same factors as noted in the three-month period discussion above. Net sales increased $0.4 billion to $7.2 billion in the Americas, decreased $0.6 billion to $4.7 billion in Asia, and decreased $0.1 billion to $3.0 billion in Europe.
Our ten largest customers during the three and six-month periods ended September 29, 2023 accounted for approximately 33% of net sales. Our ten largest customers during the three and six-month periods ended September 30, 2022 accounted for approximately 35% of net sales. No customer accounted for more than 10% of net sales during the three and six-month periods ended September 29, 2023 or September 30, 2022.
Cost of sales
Cost of sales is affected by a number of factors, including the number and size of new manufacturing programs, product mix, labor cost fluctuations by region, component costs and availability and capacity utilization.
Cost of sales during the three-month period ended September 29, 2023 totaled $6.8 billion, representing a decrease of approximately $0.4 billion, or 5% from $7.2 billion during the three-month period ended September 30, 2022. The lower cost of sales for the three-month period ended September 29, 2023 was primarily driven by decreased consolidated sales of $0.3 billion or 4%. Cost of sales in FAS for the three-month period ended September 29, 2023 decreased approximately $0.4 billion, or 10% from the three-month period ended September 30, 2022, which is relatively in line with the overall 10% decrease in FAS revenue during the same period primarily as a result of lower revenue in our Consumer Devices, Lifestyle, and CEC businesses. Cost of sales in FRS for the three-month period ended September 29, 2023 increased approximately $14 million, or 0.5% from the three-month period ended September 30, 2022, which is in line with the overall modest increase in FRS revenue during the same period, primarily as a result of higher revenue in our Automotive business. Cost of sales in our Nextracker segment for the three-month period ended September 29, 2023 increased approximately $11 million, or 3% from the three-month period ended September 30, 2022, primarily due to the 21% increase in Nextracker revenue during the same period, offset by improved profitability resulting from a decline in freight and logistics cost increases and overall better execution on our contracts.
Cost of sales during the six-month period ended September 29, 2023 totaled $13.5 billion, representing a decrease of approximately $0.5 billion, or 3% from $14.0 billion during the six-month period ended September 30, 2022. The lower cost of sales for the six-month period ended September 29, 2023 was primarily driven by decreased consolidated sales of $0.3 billion or 2%. Cost of sales in FAS for the six-month period ended September 29, 2023 decreased approximately $0.7 billion, or 10% from the six-month period ended September 30, 2022, which is aligned with the overall 10% decrease in FAS revenue during the same period primarily due to the drivers noted in the discussion above for the three-month period. Cost of sales in FRS for the six-month period ended September 29, 2023 increased approximately $0.3 billion, or 5% from the six-month period ended September 30, 2022, which is in line with the overall 5% increase in FRS revenue during the same period, primarily due to the drivers noted in the discussion above for the three-month period. Cost of sales in our Nextracker segment for the six-month period ended September 29, 2023 increased approximately $28 million, or 4% from the six-month period ended September 30, 2022, primarily driven by the same factors noted above in the three-month period discussion.
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
Gross profit during the three-month period ended September 29, 2023 increased $0.1 billion to $0.7 billion, or 8.9% of net sales, from $0.6 billion, or 7.6% of net sales, during the three-month period ended September 30, 2022. Gross margin improved 130 basis points during the three-month period ended September 29, 2023 primarily due to favorable mix with growth in our higher-margin FRS and Nextracker segments, partially offset by unfavorable mix in our CEC business.
Gross profit during the six-month period ended September 29, 2023 increased $0.1 billion to $1.3 billion, or 8.5% of net sales, from $1.1 billion, or 7.5% of net sales, during the six-month period ended September 30, 2022. Gross margin improved 100 basis points during the same period due to the same factors noted above in the three-month period discussion.
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
The following table sets forth segment income and margins. Segment margins in the table below may not recalculate exactly due to rounding.

	Three-Month Periods Ended				Six-Month Periods Ended
	September 29, 2023		September 30, 2022		September 29, 2023		September 30, 2022
	(In millions)
Segment income:
Flex Agility Solutions	$168	4.6%	$170	4.3%	$314	4.3%	$342	4.3%
Flex Reliability Solutions	171	5.2%	175	5.3%	336	5.1%	322	5.1%
Nextracker	112	19.5%	43	9.1%	194	18.4%	73	8.4%
FAS segment margin increased approximately 30 basis points, to 4.6%, for the three-month period ended September 29, 2023, from 4.3% for the three-month period ended September 30, 2022. The margin increase was primarily due to strong execution against new project ramps and product mix. The FAS segment margin remained relatively flat at 4.3% for the six-month period ended September 29, 2023 and September 30, 2022. This was primarily due to strong execution against new project ramps and product mix offset by unfavorable mix and ramp costs in CEC.
FRS segment margin decreased approximately 10 basis points, to 5.2% for the three-month period ended September 29, 2023, from 5.3% for the three-month period ended September 30, 2022. The decrease in FRS segment margin was primarily driven by unabsorbed costs associated with lower sales in our Industrial business. FRS segment margin remained relatively flat at 5.1% for the six-month period ended September 29, 2023 and September 30, 2022. This was driven by improving margins in our Health Solutions business due to increased productivity offset by continued project ramps and unabsorbed costs associated with lower sales in our Industrial business.
Nextracker segment margin increased approximately 1,040 basis points, to 19.5% for the three-month period ended September 29, 2023, from 9.1% for the three-month period ended September 30, 2022. The margin increase was driven by improved pricing, freight savings, and favorable cost absorption with increased revenue. Nextracker segment margin increased approximately 1,000 basis points, to 18.4% for the six-month period ended September 29, 2023, from 8.4% for the six-month period ended September 30, 2022. The increase in Nextracker segment margin during the six-month period is due to the same factors noted in the discussion above for the three-month period.
Restructuring charges
During the three and six-month periods ended September 29, 2023, we recognized approximately $3 million and $26 million of restructuring charges, respectively, primarily related to employee severance.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) was approximately $0.3 billion, or 3.6% of net sales, during the three-month period ended September 29, 2023, increasing $27 million from approximately $0.2 billion or 3.2% of net sales, during the three-month period ended September 30, 2022. SG&A was $0.5 billion, or 3.7% of net sales, during the six-month period ended September 29, 2023, increasing $56 million from $0.5 billion or 3.2% of net sales, during the six-month period ended September 30, 2022. The increase was primarily due to elevated SG&A costs to support higher revenue growth in our Nextracker business and higher labor costs.
Intangible amortization
Amortization of intangible assets decreased to $17 million during the three-month period ended September 29, 2023, from $21 million for the three-month period ended September 30, 2022, and decreased to $37 million during the six-month period ended September 29, 2023, from $43 million for the six-month period ended September 30, 2022, primarily due to certain intangibles now being fully amortized.
Interest, net
Interest, net was an expense of $35 million during the three-month period ended September 29, 2023 compared to an expense of $47 million during the three-month period ended September 30, 2022, primarily due to higher interest income, and lower interest expense compared to the prior year period.
Interest, net was an expense of $76 million during the six-month period ended September 29, 2023 compared to an expense of $96 million during the six-month period ended September 30, 2022, primarily due to higher interest income, offset by higher variable interest expense compared to the prior year period.
Other charges (income), net
Other charges (income), net was an expense of $16 million during the three-month period ended September 29, 2023 compared to an expense of $6 million during the three-month period ended September 30, 2022, primarily due to a higher foreign exchange transaction loss recognized compared to the prior year period.
Other charges (income), net was an expense of $27 million during the six-month period ended September 29, 2023 compared to an income of $3 million during the six-month period ended September 30, 2022, primarily due to the same drivers noted in the discussion above.
Income taxes
Certain of our subsidiaries, at various times, have been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to note 15, “Income Taxes” of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 for further discussion.
The consolidated effective tax rate was (25)% and (9)% for the three and six-month periods ended September 29, 2023, and 13% and 14% for the three and six-month periods ended September 30, 2022, respectively. The effective rate varies from the Singapore statutory rate of 17% as a result of recognition of earnings in different jurisdictions (we generate most of our revenues and profits from operations outside of Singapore), operating loss carryforwards, income tax credits, release of previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effect of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, the Netherlands and Israel. The effective tax rate for the three and six-month periods ended September 29, 2023 were significantly lower than the effective tax rates for the three-month and six-month periods ended September 30, 2022 primarily due to the recording of a $140 million deferred tax asset, with an offsetting entry to income tax benefit fully attributable to noncontrolling interest in connection with Nextracker's follow-on public offering whereby Nextracker purchased additional Nextracker LLC units from a related Flex U.S. subsidiary.
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
LIQUIDITY AND CAPITAL RESOURCES
In response to the challenging economic environment following the COVID-19 pandemic, we continuously evaluate our ability to meet our obligations over the next 12 months and have proactively reset our capital structure during these times to improve maturities and liquidity. As a result, we expect that our current financial condition, including our liquidity sources are adequate to fund current and future commitments. As of September 29, 2023, we had cash and cash equivalents of approximately $2.9 billion and bank and other borrowings of approximately $3.4 billion. As of September 29, 2023, we had a $2.5 billion revolving credit facility that is due to mature in July 2027, and a $0.5 billion Nextracker revolving credit facility that is due to mature in February 2028, under which we had no borrowings outstanding. As of September 29, 2023, we were in compliance with the covenants under all of our credit facilities and indentures; we also expect to remain in compliance with the covenants in the upcoming 12 months for our credit facilities and indentures.
In fiscal year 2024, we implemented a 10b5-1 bond buyback program, aiming to repurchase certain outstanding bonds issued by us. During the six-month period ended September 29, 2023, we repurchased approximately $8 million of the 4.750% Notes due 2025, resulting in an immaterial gain on our condensed consolidated statement of operations.
Cash provided by operating activities was $0.4 billion during the six-month period ended September 29, 2023, primarily driven by $0.6 billion of net income for the period plus $0.3 billion of non-cash charges such as depreciation, amortization, and stock-based compensation offset by certain changes in net working capital as discussed below.
We believe net working capital ("NWC") is a key metric that measures our liquidity. Net working capital is calculated as current assets less current liabilities. Net working capital increased approximately $0.2 billion to $5.4 billion as of September 29, 2023, from $5.2 billion as of March 31, 2023. The increase was primarily the result of the effect of a decrease in working capital advances of $0.3 billion and accounts payable of $0.2 billion partially offset by a reduction in inventory of $0.4 billion.
Cash used in investing activities was $0.3 billion during the six-month period ended September 29, 2023. This was primarily driven by $0.3 billion of net capital expenditures for property and equipment to continue expanding capabilities and capacity in support of our expanding CEC, Automotive, Industrial, Health Solutions, and Lifestyle businesses.
We believe adjusted free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our adjusted free cash flow is defined as cash from operations, less net purchases of property and equipment allowing us to present adjusted cash flows on a consistent basis for investors. Our adjusted free cash flow for the six-month periods ended September 29, 2023 and September 30, 2022 was an inflow of $0.1 billion and an outflow of $0.1 billion, respectively. Adjusted free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Adjusted free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Adjusted free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Six-Month Periods Ended
	September 29, 2023	September 30, 2022
	(In millions)
Net cash provided by operating activities	$363	$141
Purchases of property and equipment	(319)	(296)
Proceeds from the disposition of property and equipment	19	18
Adjusted free cash flow	$63	$(137)
Cash used by financing activities was $0.5 billion during the six-month period ended September 29, 2023, which was primarily driven by $0.5 billion of cash paid for the repurchase of our ordinary shares and $0.4 billion in repayments of bank borrowings and long-term debt, offset by $0.5 billion of net proceeds from the issuance of Nextracker shares, after the distribution to TPG and expenses.
Our cash balances are generated and held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months. As of September 29, 2023 and March 31, 2023, approximately 33% and 27%, respectively, of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $1.9 billion as of March 31, 2023). Repatriation could result in an additional income tax payment; however, for the majority of our foreign entities, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.

Future liquidity needs will depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, and the levels of shipments and changes in the volumes of customer orders.
We maintain various uncommitted short-term financing facilities including but not limited to a commercial paper program, and a revolving sale and repurchase of subordinated notes established under the asset-backed securitization ("ABS") programs, under which there were no borrowings outstanding as of September 29, 2023.
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
Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $2.0 billion in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 2, 2023. During the six-month period ended September 29, 2023, we paid $506 million to repurchase shares under the current and prior repurchase plans at an average price of $25.11 per share. As of September 29, 2023, shares in the aggregate amount of $1.8 billion were available to be repurchased under the current plan.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2023.
There were no material changes in our contractual obligations and commitments as of September 29, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the six-month period ended September 29, 2023 as compared to the fiscal year ended March 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 29, 2023. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 29, 2023, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our quarter ended September 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are including the following additional risk factors, which supplement the risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2023, and which should be read in conjunction with our description of risk factors in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended March 31, 2023:
We expect to effectuate a distribution of the remaining interests that we indirectly own in Nextracker Inc. (“Nextracker”) to all our shareholders through a series of transactions. The completion of such transactions is subject to numerous conditions which may not be satisfied or waived, and such transactions may not occur.
Pursuant to that certain Merger Agreement by and among us, Nextracker, Yuma, Inc. (“Yuma”) and Yuma Acquisition Corp. (“Merger Sub”) dated as of February 7, 2023 (the “Merger Agreement”), we expect to effectuate a distribution of the remaining interests that we own in Nextracker to all our shareholders through the following transactions (together, the “Transactions”): (i) a court-approved capital reduction to be carried out pursuant to Section 78G of the Singapore Companies Act (the “Capital Reduction”), (ii) a distribution of all the shares of the common stock, par value $0.001, of Yuma (the “Yuma Common Stock”) by way of a distribution in specie to our shareholders (the “Distribution”), (iii) the merger of Yuma with and into Yuma Acquisition, Inc., with Yuma surviving the merger as a wholly-owned subsidiary of Nextracker (the “Merger”) and pursuant to which each share of Yuma Common Stock outstanding immediately prior to the Merger will automatically convert into the right to receive a number of shares of Class A common stock of Nextracker (the “Class A common stock”) based on the Exchange Ratio (as defined in the Merger Agreement) (with cash payments to holders of shares of Yuma Common Stock in lieu of any fractional shares of Class A common stock in accordance with the terms of the Merger Agreement), and (iv) the merger of Yuma with and into a wholly-owned limited liability company subsidiary of Nextracker, with such limited liability company surviving the merger as a wholly-owned subsidiary of Nextracker, to be undertaken shortly following the completion of the Merger (together with the Merger, the “Mergers”).
The obligations of Nextracker and us to complete the Transactions are subject to a number of conditions, including, among other things, that: (i) we have not exercised our sole and absolute discretion to rescind the written notice we delivered to Nextracker on October 25, 2023 to exercise Flextronics International USA, Inc.’s (“FIUI”) right to effect the Merger, which rescission would result in the abandonment of the Transactions; (ii) we have received the affirmative vote by the holders of at least three-fourths of our Ordinary Shares voting at an extraordinary general meeting of our shareholders in favor of the Capital Reduction and Distribution; (iii) the High Court of Singapore has approved the Capital Reduction and the Distribution; (iv) no stop order suspending the effectiveness of the Registration Statement on Form S-4 (Reg. No. 333-275164) filed with the SEC on October 25, 2023 (the “Registration Statement”) and declared effective by the SEC on October 27, 2023 has been issued and no proceedings for seeking a stop order is pending before the SEC; (v) no governmental entity has enacted, issued, promulgated, enforced or entered any law, rule, regulation, judgment, injunction, stipulation, decree, order or award restraining, enjoining or otherwise making any of the Transactions illegal or otherwise prohibiting or preventing completion of the Transactions; (vi) we have received a tax opinion from a nationally recognized tax advisor, dated as of the closing date of the Merger, to the effect that the Distributions will qualify as tax-free under Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”) and the Mergers will qualify as a tax-free reorganization under Section 368(a) of the Code; and (vii) the Capital Reduction and the Distribution have been completed. No assurance can be given that any of the foregoing conditions or the other conditions set forth in the Merger Agreement will be satisfied or waived.
We may not be able to complete the Transactions because of a number of factors, including, among other things: (i) the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement and (ii) any other failure by us or Nextracker to satisfy the conditions described above or other conditions set forth in the Merger Agreement.

If the Distribution, together with a series of internal distributions of the shares of Yuma Common Stock from FIUI to us through a chain of our wholly-owned subsidiaries (the “Distributions”) fail to qualify as tax-free under Sections 355 of the Code or otherwise or the Mergers fail to qualify as a tax-free reorganization under Section 368(a) of the Code, we, our subsidiaries and shareholders could incur significant tax liabilities.
We have received a private letter ruling from the Internal Revenue Service (the “IRS”) regarding certain matters germane to the Distributions qualifying as tax-free under Section 355 of the Code. In addition to the private letter ruling, we expect to receive an opinion from Deloitte Tax LLP to the effect that the Distributions will qualify as tax-free under Section 355 of the Code and the Mergers will qualify as a tax-free reorganization under Section 368(a) of the Code. The receipt by us of the opinion from Deloitte Tax LLP is a condition to effecting the Transactions.
Although the private letter ruling generally is binding on the IRS, it is based on certain facts and assumptions, and certain representations and undertakings, from us and Nextracker establishing that certain conditions that are necessary to obtain tax-free treatment under the Code have been satisfied. Furthermore, the IRS will not rule on whether a distribution satisfies every requirement for tax-free treatment, which requirements will instead be addressed by the expected Deloitte Tax LLP opinion. The opinion that we expect to receive from Deloitte Tax LLP will conclude that all of the requirements necessary for the Distributions to qualify under Section 355 the Code will be satisfied and will be based on, among other things, the private letter ruling as to the matters addressed by the private letter ruling, certain facts and assumptions, and certain representations and undertakings, from us and Nextracker. If any of the facts, representations, assumptions or undertakings with respect to the private letter ruling or the opinion is not correct or has been violated, the private letter ruling could be revoked retroactively or modified by the IRS, and our ability to rely on the opinion could be jeopardized. The opinion will represent Deloitte Tax LLP’s judgment and will not be binding on the IRS or the courts, and the IRS or the courts may not agree with the conclusions reached in the opinion, so there can be no certainty that the IRS will not challenge the conclusions reflected in the opinion or that a court will not sustain such a challenge. In addition, the opinion will be based on current law, and cannot be relied on if current law changes with retroactive effect.
If one or more of the Distributions ultimately fails to qualify as tax-free under Section 355 of the Code, we or one or more of our subsidiaries would recognize gain in an amount equal to the excess of the fair market value of the Yuma Common Stock distributed on the date of the applicable taxable distribution over the tax basis in such shares of the party making the applicable distribution, which could result in significant tax liabilities for us and our subsidiaries. Additionally, we and our subsidiaries may be responsible for withholding taxes on the taxable distribution of Yuma Comma Stock, which could result in significant tax liabilities for us and our subsidiaries apart from taxable gain described immediately above. In addition, if one or more of the Distributions fails to qualify for tax-free treatment under U.S. state or local or non-U.S. law, we and our subsidiaries could incur other significant tax liabilities (including withholding taxes) under U.S. state or local or non-U.S. law. Finally, if the Distribution does not qualify as tax-free under Section 355 of the Code, each U.S. holder of Ordinary Shares would generally be treated as receiving a taxable distribution equal to the fair market value of the Yuma Common Stock received by such U.S. holder in the Distribution.
If the Mergers ultimately fail to qualify as a tax-free reorganization under Section 368(a) of the Code, each U.S. holder of Ordinary Shares that receives Yuma Common Stock in the Distribution would generally be treated as having made a taxable disposition of their Yuma Common Stock to Nextracker and would recognize taxable gain or loss on their receipt of Class A common stock in the Mergers.
Even if the Distributions qualify as tax-free under Section 355 of the Code, the Distributions would nonetheless be taxable to us and our subsidiaries (but not to U.S. holders of Ordinary Shares) under Section 355(e) of the Code if one or more persons acquire a 50% or greater interest (measured by vote or value) in our stock or that of Yuma’s (or a successor of either, including Nextracker after the Mergers), directly or indirectly, occurring as part of a plan or series of related transactions that includes the Distribution. For purposes of Section 355(e) of the Code, any acquisitions or issuances of our stock or the stock of Yuma (including Nextracker stock after the Mergers), directly or indirectly, within the period beginning two years before the first of the Distributions and ending two years after the last of the Distributions are generally presumed to be part of such a plan, although we or Nextracker may, depending on the facts and circumstances, be able to rebut that presumption. For purposes of this test, the Mergers will be treated as part of a plan that includes the Distributions, but it is expected that the Mergers, standing alone, will not cause the Distribution to be taxable to us under Section 355(e) of the Code because holders of Yuma Common Stock immediately after the Distribution will own at least 50.1% of the stock of Nextracker following the Mergers. However, if the IRS were to determine that another acquisition or issuance of our stock or the stock of Yuma (including Nextracker stock after the Mergers) were part of a plan or series of related transactions that included the Distribution and that triggers the application of Section 355(e) of the Code, we and our subsidiaries would recognize gain as described above. Under the Tax Matters Agreement, which will be entered into by us, Yuma and Nextracker immediately prior to the Distribution and which will govern the rights, responsibilities and obligations of such parties with respect to taxes (including taxes arising in the ordinary course of business and taxes incurred as a result of the Distributions and the Mergers), tax attributes, tax returns, tax contests and certain other matters (the “Tax Matters Agreement”), Yuma and Nextracker (and their successors), on the one hand, and us, on the other hand, may be obligated, in certain cases, to indemnify the other (but not our shareholders) for taxes and certain tax-related losses that arise from the failure of the Distributions or the Mergers to qualify for tax-free treatment under Section 355 or 368(a) of the Code, respectively. Any such indemnification obligation likely would be substantial and likely would have a material adverse effect on the party obligated to make such payments.
The Distribution of shares of Yuma Common Stock to our shareholders and/or the subsequent issuance of shares of Class A common stock to our shareholders in exchange for shares of Yuma Common Stock pursuant to the Merger may be prohibited under the securities laws or regulations of any other applicable laws of certain resident jurisdictions of our shareholders, and if any of the foregoing offer of securities is prohibited to such shareholders (the “Affected shareholders”), we may, but we are not required to, seek an exemption or determine another form of return of capital in lieu of distributing such shares of Yuma Common Stock in connection with the Distribution or shares of Class A common stock in connection with the Merger. In the event we decline to make any modifications to accommodate the securities laws or regulations of any other applicable laws of such jurisdictions, the Affected shareholders will not be entitled to the shares of Yuma Common Stock in connection with the Distribution, the shares of Class A common stock in connection with the Merger or the cash equivalent for such shares of Yuma Common Stock or shares of Class A common stock.
As of September 29, 2023, there were 437,913,956 Ordinary Shares issued and outstanding held by 2,828 shareholders. We have generally not undertaken an analysis of whether the local securities laws or regulations of any other applicable laws or regulations or any other applicable laws of any resident jurisdiction of each of our shareholder prohibits or restricts (either absolutely or subject to various securities laws requirements, whether legal or administrative, being complied with) the Distribution of shares of Yuma Common Stock or issuance of Class A common stock in connection with the Merger. There is no assurance that the receipt of shares of Yuma Common Stock by the Affected shareholders in the Distribution and/or the subsequent receipt of shares of Class A common stock in the Merger, is permissible under the local securities laws or regulations or any other applicable laws of each resident jurisdiction of all our shareholders. Our shareholders are required to inform themselves of and to observe any such prohibition or restriction at their own expense and without any liability to us.
Under the terms of the Distribution, there is no entitlement to receive cash in lieu of shares of Yuma Common Stock and consequently shares of Class A common stock in connection with the Merger, and under the terms of the Merger (other than to account for fractional shares of Class A common stock under the Exchange Ratio (as defined in the Merger Agreement)), there is no entitlement to receive cash in lieu of shares of Class A common stock. For such jurisdictions, we may choose to seek an exemption or determine another form of return of capital in lieu of distributing shares of Yuma Common Stock or shares of Class A common stock, but we are not required to do so. If we decline to make modifications to the terms of the Distribution or the terms of the Merger required by such jurisdictions, and if certain of our shareholders are a resident in those jurisdictions or if certain of our shareholders are otherwise prohibited by local laws or regulations and/or any other applicable laws from accepting the shares of Yuma Common Stock in connection with the Distribution or shares of Class A common stock in connection with the Merger, such shareholders will not receive such shares of Yuma Common Stock in connection with the Distribution or shares of Class A common stock in connection with the Merger and may lose value in their investment in us as a result. In such scenario, such shareholders shall not have any claim whatsoever against us, Yuma and/or Nextracker in connection therewith.
Geopolitical uncertainty, including arising from the ongoing conflict between Russia and Ukraine and the Israel-Hamas war, may adversely affect our business, results of operations and financial performance.
We have facilities across the globe including in Israel and Ukraine. If these facilities were to be damaged, destroyed or otherwise unable to operate, whether due to war, acts of hostility, or terrorist acts, such an event could jeopardize our ability to develop, manufacture and deliver certain products and adversely affect our operations and results of operations. Our operations have been, and could continue to be, disrupted by the absence of employees called to active duty to perform military service. The Russia-Ukraine conflict, the Israel-Hamas war, and other hostilities or armed conflicts, or the interruption or curtailment of trade or transport between the countries where our facilities are located and their respective trading partners, could adversely affect our operations and results of operations. Further, political, economic and military instability in the regions where are facilities are located may lead to disruptions and instability in global markets, supply chains and industries that could negatively impact our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our ordinary shares made by us for the period from July 1, 2023 through September 29, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 - August 4, 2023 (2) (3)	4,472,813	$27.72	4,472,813	$1,990,000,059
August 5, 2023 - September 1, 2023 (3)	3,745,405	$26.70	3,745,405	$1,890,000,341
September 2, 2023 - September 29, 2023 (3)	3,262,975	$26.05	3,262,975	$1,805,000,584
Total	11,481,193		11,481,193
(1)During the period from July 1, 2023 through September 29, 2023, all purchases were made pursuant to the programs discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.
(2)On August 25, 2022, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $1.0 billion. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of June 30, 2023, we had shares in the aggregate amount of $697 million available to be repurchased under this plan, of which 4.1 million shares in the aggregate amount of $114 million were repurchased as of August 2, 2023 (after which authorization under this plan terminated).
(3)On August 2, 2023, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $2.0 billion. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of September 29, 2023, shares in the aggregate amount of $1.8 billion were available to be repurchased under the current plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
During the fiscal quarter ended September 29, 2023, none of the Company's directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as those terms are defined in Regulation S-K, Item 408.
Restructuring Plan
On October 25, 2023, the Company’s management committed to targeted restructuring activities to improve operational efficiencies by reducing excess workforce capacity. While a detailed action plan has not been finalized, the Company currently estimates charges of approximately $100 million will be recognized in the third quarter of the fiscal year ending March 31, 2024. The charges are expected to primarily relate to employee termination benefits and are expected to be settled in cash in the fiscal year ending March 31, 2024.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.01	Amended and Restated Flex Ltd. 2017 Equity Incentive Plan	DEF 14A	000-23354	6/21/2023	Annex B
15.01	Letter in lieu of consent of Deloitte & Touche LLP					X
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

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

FLEX LTD.
(Registrant)

/s/ REVATHI ADVAITHI
Revathi Advaithi
Chief Executive Officer
(Principal Executive Officer)

Date:	October 27, 2023
/s/ PAUL R. LUNDSTROM
Paul R. Lundstrom
Chief Financial Officer
(Principal Financial Officer)

Date:	October 27, 2023