Form 10-Q
period 2023-12-31
FLEX LTD.
filed 2024-02-02
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023

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

The number of shares of the registrant’s ordinary shares outstanding as of January 26, 2024 was 421,163,217.

FLEX LTD.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Report of Independent Registered Public Accounting Firm	3
	Condensed Consolidated Balance Sheets (unaudited) — December 31, 2023 and March 31, 2023	4
	Condensed Consolidated Statements of Operations (unaudited) — Three-Month and Nine-Month Periods Ended December 31, 2023 and December 31, 2022	5
	Condensed Consolidated Statements of Comprehensive Income (unaudited) — Three-Month and Nine-Month Periods Ended December 31, 2023 and December 31, 2022	6
	Condensed Consolidated Statements of Redeemable Noncontrolling Interest and Shareholders' Equity (unaudited) — Three-Month and Nine-Month Periods Ended December 31, 2023 and December 31, 2022	7
	Condensed Consolidated Statements of Cash Flows (unaudited) — Nine-Month Periods Ended December 31, 2023 and December 31, 2022	9
	Notes to Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	39
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	41
Signatures		42

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flex Ltd., Singapore

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Flex Ltd. and its subsidiaries (the “Company”) as of December 31, 2023, the related condensed consolidated statements of operations, comprehensive income, redeemable noncontrolling interest and shareholders’ equity for the three-month and nine-month periods ended December 31, 2023 and December 31, 2022, and of cash flows for the nine-month periods ended December 31, 2023 and December 31, 2022, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of March 31, 2023 and the related consolidated statements of operations, comprehensive income, redeemable noncontrolling interest and shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 19, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2023 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 2, 2024

FLEX LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2023	As of March 31, 2023
	(In millions, except share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,764	$3,294
Accounts receivable, net of allowance of $11 and $8, respectively	3,605	3,739
Contract assets	604	541
Inventories	6,815	7,530
Other current assets	1,089	917
Total current assets	14,877	16,021
Property and equipment, net	2,328	2,349
Operating lease right-of-use assets, net	612	608
Goodwill	1,348	1,343
Other intangible assets, net	266	316
Other assets	935	758
Total assets	$20,366	$21,395

LIABILITIES, NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$3	$150
Accounts payable	5,292	5,930
Accrued payroll and benefits	513	522
Deferred revenue and customer working capital advances	2,567	3,143
Other current liabilities	1,011	1,110
Total current liabilities	9,386	10,855
Long-term debt, net of current portion	3,431	3,691
Operating lease liabilities, non-current	502	506
Other liabilities	602	637
Total liabilities	13,921	15,689
Shareholders’ equity
Ordinary shares, no par value; 1,500,000,000 authorized, 427,319,202 and 500,362,046 issued, and 427,319,202 and 450,122,691 outstanding, respectively	6,056	6,493
Treasury stock, at cost; zero and 50,239,355 shares as of December 31, 2023 and March 31, 2023, respectively	—	(388)
Accumulated earnings (deficit)	51	(560)
Accumulated other comprehensive loss	(142)	(194)
Total Flex Ltd. shareholders’ equity	5,965	5,351
Noncontrolling interest	480	355
Total shareholders’ equity	6,445	5,706
Total liabilities, noncontrolling interest, and shareholders' equity	$20,366	$21,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	(In millions, except per share amounts) (Unaudited)
Net sales	$7,103	$7,756	$21,910	$22,869
Cost of sales	6,400	7,168	19,935	21,155
Restructuring charges	61	5	81	5
Gross profit	642	583	1,894	1,709
Selling, general and administrative expenses	264	243	806	729
Restructuring charges	13	—	19	—
Intangible amortization	17	19	54	62
Operating income	348	321	1,015	918
Interest, net	36	54	112	150
Other charges, net	5	5	32	2
Income before income taxes	307	262	871	766
Provision for income taxes	74	25	21	96
Net income	233	237	850	670
Net income attributable to noncontrolling interest and redeemable noncontrolling interest	36	7	239	19
Net income attributable to Flex Ltd.	$197	$230	$611	$651

Earnings per share attributable to the shareholders of Flex Ltd.:
Basic	$0.46	$0.51	$1.39	$1.43
Diluted	$0.45	$0.50	$1.37	$1.41
Weighted-average shares used in computing per share amounts:
Basic	431	452	440	455
Diluted	436	459	446	462

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	(In millions) (Unaudited)
Net income	$233	$237	$850	$670
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	59	80	12	(83)
Unrealized gain on derivative instruments and other	39	28	40	21
Comprehensive income	$331	$345	$902	$608
Comprehensive income attributable to noncontrolling interest and redeemable noncontrolling interest	36	7	239	19
Comprehensive income attributable to Flex Ltd.	$295	$338	$663	$589

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY

	Redeemable Noncontrolling Interest	Ordinary Shares			Accumulated Other Comprehensive Loss					Total
Three Months Ended December 31, 2023	Amount	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Total Flex Ltd. Shareholders' Equity	Noncontrolling Interest	Shareholders' Equity
		(In millions) Unaudited
BALANCE AT SEPTEMBER 29, 2023	$—	438	$6,292	$(146)	$(13)	$(227)	$(240)	$5,906	$450	$6,356
Repurchase of Flex Ltd. ordinary shares at cost	—	(11)	(275)	—	—	—	—	(275)	—	(275)
Nextracker tax distribution	—	—	—	—	—	—	—	—	(6)	(6)
Net income	—	—	—	197	—	—	—	197	36	233
Stock-based compensation	—	—	39	—	—	—	—	39	—	39
Total other comprehensive gains	—	—	—	—	39	59	98	98	—	98
BALANCE AT DECEMBER 31, 2023	$—	427	$6,056	$51	$26	$(168)	$(142)	$5,965	$480	$6,445

	Redeemable Noncontrolling Interest	Ordinary Shares			Accumulated Other Comprehensive Loss					Total
Nine Months Ended December 31, 2023	Amount	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Total Flex Ltd. Shareholders' Equity	Noncontrolling Interest	Shareholders' Equity
		(In millions) Unaudited
BALANCE AT MARCH 31, 2023	$—	450	$6,105	$(560)	$(14)	$(180)	$(194)	$5,351	$355	$5,706
Repurchase of Flex Ltd. ordinary shares at cost	—	(31)	(781)	—	—	—	—	(781)	—	(781)
Nextracker follow-on transactions and distribution	—	—	607	—	—	—	—	607	(114)	493
Issuance of Flex Ltd. vested shares under restricted share unit awards	—	8	—	—	—	—	—	—	—	—
Net income	—	—	—	611	—	—	—	611	239	850
Stock-based compensation	—	—	125	—	—	—	—	125	—	125
Total other comprehensive gains	—	—	—	—	40	12	52	52	—	52
BALANCE AT DECEMBER 31, 2023	$—	427	$6,056	$51	$26	$(168)	$(142)	$5,965	$480	$6,445

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY (CONTINUED)

	Redeemable Noncontrolling Interest	Ordinary Shares			Accumulated Other Comprehensive Loss					Total
Three Months Ended December 31, 2022	Amount	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Total Flex Ltd. Shareholders' Equity	Noncontrolling Interest	Shareholders' Equity
		(In millions) Unaudited
BALANCE AT SEPTEMBER 30, 2022	$90	454	$5,464	$(932)	$(73)	$(279)	$(352)	$4,180	$—	$4,180
Repurchase of Flex Ltd. ordinary shares at cost	—	(2)	(40)	—	—	—	—	(40)	—	(40)
Net income	7	—	—	230	—	—	—	230	—	230
Stock-based compensation	—	—	27	—	—	—	—	27	—	27
Total other comprehensive gains	—	—	—	—	28	80	108	108	—	108
BALANCE AT DECEMBER 31, 2022	$97	452	$5,451	$(702)	$(45)	$(199)	$(244)	$4,505	$—	$4,505

	Redeemable Noncontrolling Interest	Ordinary Shares			Accumulated Other Comprehensive Loss					Total
Nine Months Ended December 31, 2022	Amount	Shares Outstanding	Amount	Accumulated Deficit	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Total Flex Ltd. Shareholders' Equity	Noncontrolling Interest	Shareholders' Equity
		(In millions) Unaudited
BALANCE AT MARCH 31, 2022	$78	461	$5,664	$(1,353)	$(66)	$(116)	$(182)	$4,129	$—	$4,129
Repurchase of Flex Ltd. ordinary shares at cost	—	(17)	(293)	—	—	—	—	(293)	—	(293)
Issuance of Flex Ltd. vested shares under restricted share unit awards	—	8	—	—	—	—	—	—	—	—
Net income	19	—	—	651	—	—	—	651	—	651
Stock-based compensation	—	—	80	—	—	—	—	80	—	80
Total other comprehensive gains (loss)	—	—	—	—	21	(83)	(62)	(62)	—	(62)
BALANCE AT DECEMBER 31, 2022	$97	452	$5,451	$(702)	$(45)	$(199)	$(244)	$4,505	$—	$4,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Periods Ended
	December 31, 2023	December 31, 2022
	(In millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$850	$670
Depreciation, amortization and other impairment charges	390	371
Changes in working capital and other, net	(593)	(541)
Net cash provided by operating activities	647	500
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(449)	(455)
Proceeds from the disposition of property and equipment	21	20
Other investing activities, net	14	10
Net cash used in investing activities	(414)	(425)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	2	819
Repayments of bank borrowings and long-term debt	(398)	(926)
Payments for repurchases of ordinary shares	(781)	(293)
Proceeds from issuances of Nextracker shares	552	—
Payment for purchase of Nextracker LLC units from TPG	(57)	—
Other financing activities, net	(86)	(53)
Net cash used in financing activities	(768)	(453)
Effect of exchange rates on cash and cash equivalents	5	(21)
Net decrease in cash and cash equivalents	(530)	(399)
Cash and cash equivalents, beginning of period	3,294	2,964
Cash and cash equivalents, end of period	$2,764	$2,565

Non-cash investing activities:
Unpaid purchases of property and equipment	$89	$191
Right-of-use assets obtained in exchange of operating lease liabilities	98	76

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION
Organization of the Company
Flex Ltd. ("Flex" or the "Company") is the diversified manufacturing partner of choice that helps market-leading brands design, build and deliver innovative products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, Flex supports the entire product lifecycle with advanced manufacturing solutions and operates one of the most trusted global supply chains. The Company also provides additional value to customers through a broad array of services, including design and engineering, component services, rapid prototyping, fulfillment, and circular economy solutions. Flex supports a diverse set of industries including cloud, communications, enterprise, automotive, industrial, consumer devices, lifestyle, healthcare, and energy. As of December 31, 2023, Flex's three operating and reportable segments were as follows:
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
Nextracker Spin-off
On January 2, 2024, the Company completed its previously announced spin-off of its remaining interests in Nextracker (the "Spin-off") to Flex shareholders on a pro-rata basis based on the number ordinary shares of Flex held by each shareholder of Flex (the “Distribution”) as of December 29, 2023, which was the record date of the Distribution, pursuant to the Agreement and Plan of Merger, dated as of February 7, 2023. Refer to note 17, “Subsequent Events” to the condensed consolidated financial statement for further details.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2023 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and nine-month periods ended December 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2024. Certain prior period amounts in the condensed consolidated financial statements, as well as in the Notes thereto, have been reclassified to conform to the current presentation.

The third quarters for fiscal years 2024 and 2023 ended on December 31 of each year and are comprised of 93 and 92 days, respectively. The Company's first three quarters for fiscal years 2024 and 2023 both are comprised of 275 days.
The accompanying unaudited condensed consolidated financial statements include the accounts of Flex and its subsidiaries, after elimination of intercompany accounts and transactions. The Company consolidates subsidiaries and investments in entities in which the Company has a controlling interest. A controlling financial interest may exist in variable interest entities (“VIEs”), through governance provisions and arrangements to provide services to VIEs. The Company is required to consolidate a VIE of which it is the primary beneficiary. To determine if the Company is the primary beneficiary, the Company evaluates whether it has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company evaluates its relationships with its VIEs on an ongoing basis to determine whether it continues to be the primary beneficiary. The condensed consolidated financial statements reflect the assets and liabilities of VIEs that are consolidated. For the consolidated subsidiaries in which the Company owns less than 100%, the Company recognizes a noncontrolling interest for the ownership of the noncontrolling owners. As of December 31, 2023, we presented noncontrolling interest as permanent equity in the condensed balance sheets, reflecting the equity held by other parties. The amount of consolidated net income attributable to Flex Ltd. and the noncontrolling interest and redeemable noncontrolling interest are presented in the condensed consolidated statements of operations.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things: allowances for doubtful accounts; inventory write-downs; valuation allowances for deferred tax assets; uncertain tax positions; valuation and useful lives of long-lived assets including property, equipment, and intangible assets; valuation of goodwill; valuation of investments in privately-held companies; asset impairments; fair values of financial instruments, notes receivable and derivative instruments; restructuring charges; contingencies; warranty provisions; incremental borrowing rates in determining the present value of lease payments; accruals for potential price adjustments arising from customer contracts; fair values of assets obtained and liabilities assumed in business combinations; and the fair values of stock options and restricted share unit awards granted under the Company's stock-based compensation plans. Due to geopolitical conflicts (including the Russian invasion of Ukraine, the Israel-Hamas war, and other geopolitical conflicts), there has been and will continue to be uncertainty and disruption in the global economy and financial markets. The Company has made estimates and assumptions taking into consideration certain possible impacts due to the Russian invasion of Ukraine and the Israel-Hamas war. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from previously estimated amounts, and such differences may be material to the condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.
Recently Issued Accounting Pronouncements
In October 2023, the FASB issued ASU 2023-06 "Disclosure Improvements - Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative", which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standard Codification (the "Codification"). This ASU will become effective on the date the SEC removes the applicable disclosure from Regulation S-X or Regulation S-K, with early adoption prohibited. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not be become effective for any entity. The Company expects the new guidance will have an immaterial impact on its condensed consolidated financial statements, and intends to adopt the guidance when it becomes effective.
In November 2023, the FASB issued ASU 2023-07 "Segment Reporting - Improvements to Reportable Segment Disclosures", which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The guidance is effective for the Company beginning in the fourth quarter of fiscal year 2025, with early adoption permitted. The Company expects the new guidance will have an immaterial impact on its consolidated financial statements, and intends to adopt the guidance retrospectively when it becomes effective in the fourth quarter of fiscal year 2025.
In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The guidance is effective for the Company beginning in the fourth quarter of fiscal year 2026. The

Company expects the new guidance will have an immaterial impact on its consolidated financial statements, and intends to adopt the guidance prospectively when it becomes effective in the fourth quarter of fiscal year 2026.
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
Obligations under these programs are classified within accounts payable on the condensed consolidated balance sheets, with the associated payments reflected in the operating activities section of the condensed consolidated statement of cash flows. The rollforward of the Company's outstanding obligations confirmed as valid under its supplier finance programs for the nine-month period ended December 31, 2023 is as follows.

Nine-Month Period Ended
December 31, 2023
(In millions)
Confirmed obligations outstanding at the beginning of the period	$275
Invoices confirmed during the period	812
Confirmed invoices paid during the period	(897)
Foreign currency exchange impact	4
Confirmed obligations outstanding at the end of the period	$194
2.  BALANCE SHEET ITEMS
Inventories
The components of inventories, net of applicable lower of cost and net realizable value write-downs, were as follows:

	As of December 31, 2023	As of March 31, 2023
	(In millions)
Raw materials	$5,303	$6,140
Work-in-progress	697	709
Finished goods	815	681
	$6,815	$7,530

Goodwill and Other Intangible Assets
During the nine-month period ended December 31, 2023, there was no material activity in the Company's goodwill account for each of its reportable segments, other than foreign currency translation adjustments of approximately $6 million, which primarily impacted the FRS segment, and a write-off of approximately $1 million as a result of the divestiture of a non-strategic immaterial business within the FRS segment during the third quarter of fiscal year 2024.
The components of acquired intangible assets are as follows:

	As of December 31, 2023			As of March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets:
Customer-related intangibles	$334	$(194)	$140	$373	$(204)	$169
Licenses and other intangibles	306	(180)	126	299	(152)	147
Total	$640	$(374)	$266	$672	$(356)	$316
The gross carrying amounts of intangible assets are removed when fully amortized.
The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2024 (1)	$17
2025	64
2026	43
2027	36
2028	28
Thereafter	78
Total amortization expense	$266
____________________________________________________________
(1)Represents estimated amortization for the remaining fiscal three-month period ending March 31, 2024.
Customer Working Capital Advances
Customer working capital advances were $1.9 billion and $2.3 billion, as of December 31, 2023 and March 31, 2023, respectively. The customer working capital advances are not interest-bearing, do not generally have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production or the customer working capital advance agreement is terminated.
Other Current Liabilities
Other current liabilities include customer-related accruals of $248 million and $313 million as of December 31, 2023 and March 31, 2023, respectively.
3.  REVENUE
Contract Balances
A contract asset is recognized when the Company has recognized revenue, but not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheets and transferred to receivables when rights to payment become unconditional and invoiced.
A contract liability is recognized when the Company receives payments in advance of the satisfaction of performance. Contract liabilities, identified as deferred revenue, were $755 million and $885 million as of December 31, 2023 and March 31, 2023, respectively, of which $626 million and $795 million, respectively, is included in deferred revenue and customer working capital advances under current liabilities.

Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated based on timing of transfer, point in time or over time, for the three and nine-month periods ended December 31, 2023 and December 31, 2022, respectively.

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Timing of Transfer	(In millions)
FAS
Point in time	$3,152	$3,812	$9,868	$11,378
Over time	314	217	817	646
Total	3,466	4,029	10,685	12,024
FRS
Point in time	2,793	3,038	9,069	8,938
Over time	163	187	492	555
Total	2,956	3,225	9,561	9,493
Nextracker
Point in time	6	8	33	41
Over time	704	508	1,730	1,343
Total	710	516	1,763	1,384
Intersegment eliminations
Point in time	(29)	(14)	(99)	(32)
Over time	—	—	—	—
Total	(29)	(14)	(99)	(32)
Flex
Point in time	5,922	6,844	18,871	20,325
Over time	1,181	912	3,039	2,544
Total	$7,103	$7,756	$21,910	$22,869

4.  SHARE-BASED COMPENSATION
Equity Compensation Plans
Flex historically maintains stock-based compensation plans at a corporate level. The Company's primary plan used for granting equity compensation awards is the Company's 2017 Equity Incentive Plan (the "2017 Plan"). During the fiscal year 2023, Nextracker granted equity compensation awards to Nextracker employees under the 2022 Nextracker Inc. Equity Incentive Plan (the "2022 Nextracker Plan"), which is administered by Nextracker, a majority-owned subsidiary of the Company prior to the Spin-off.
Share-Based Compensation Expense
The following table summarizes the Company’s share-based compensation expense for all equity incentive plans:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	(In millions)
Cost of sales	$10	$7	$29	$21
Selling, general and administrative expenses	29	20	96	59
Total share-based compensation expense	$39	$27	$125	$80
Total number of options outstanding and exercisable were immaterial as of December 31, 2023. All options have been fully expensed as of December 31, 2023.

The 2017 Plan
During the nine-month period ended December 31, 2023, the Company granted approximately 4.9 million restricted share unit ("RSU") awards. Of this amount, approximately 3.0 million are plain-vanilla unvested RSU awards that vest over a period of three years, with no performance or market conditions, and with an average grant date price of $26.82 per award. In addition, approximately 0.4 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain performance conditions, and with an average grant date price of $26.72 per award. The number of shares contingent on performance conditions that ultimately will vest will range from zero up to a maximum of approximately 0.8 million based on a measurement of the Company's adjusted earnings per share growth over certain specified periods, and will cliff vest after a period of three years, to the extent such performance conditions have been met. Further, approximately 0.4 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions. The average grant date fair value of these awards contingent on certain market conditions was estimated to be $35.64 per award and was calculated using a Monte Carlo simulation. The number of shares contingent on market conditions that ultimately will vest will range from zero up to a maximum of approximately 0.8 million based on a measurement of the percentile rank of the Company’s total shareholder return over certain specified periods against the Company's peer companies, and will cliff vest after a period of three years, to the extent such market conditions have been met. Finally, the remaining balance of approximately 1.2 million represents the number of shares issued upon vesting of RSU awards above target levels based on the achievement of certain market conditions for awards granted in the fiscal year 2021. These awards were issued and immediately vested in accordance with the terms and conditions of the underlying awards.
As of December 31, 2023, approximately 12 million unvested RSU awards under the 2017 Plan were outstanding, of which vesting for a targeted amount of approximately 1.2 million shares is contingent on meeting certain market conditions, and vesting for a targeted amount of approximately 1.2 million shares is contingent on meeting certain performance conditions. The number of shares tied to market conditions that will ultimately be issued can range from zero to approximately 2.4 million based on the achievement levels. The number of shares tied to performance conditions that will ultimately be issued can range from zero to approximately 2.4 million based on the achievement levels. During the nine-month period ended December 31, 2023, approximately 2.3 million shares vested in connection with the awards with market conditions granted in fiscal year 2021.
As of December 31, 2023, total unrecognized compensation expense related to unvested RSU awards under the 2017 Plan, was approximately $170 million, and will be recognized over a weighted-average remaining vesting period of 2.0 years.
The 2022 Nextracker Plan
During the nine-month period ended December 31, 2023, Nextracker awarded approximately 2.1 million equity-based compensation awards to its employees under the 2022 Nextracker Plan, which included approximately 0.5 million option awards, approximately 1.2 million RSU ("NRSU") awards and approximately 0.4 million performance-based restricted share unit ("NPSU") awards. Vesting for the awards granted under the 2022 Nextracker Plan is contingent upon continued employee service and also may be subject to certain performance conditions.
As of December 31, 2023, approximately 6.6 million unvested options awards, NRSU awards, and NPSU awards under the 2022 Nextracker Plan were outstanding, of which vesting for a targeted amount of approximately 3.6 million shares is contingent on meeting certain performance conditions.
Total unrecognized compensation expense related to unvested awards under the 2022 Nextracker Plan was approximately $93 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years. After the Spin-off, the Company will not include stock-based compensation expense for the awards granted under the 2022 Nextracker Plan in its consolidated financial statements. Approximately $38 million of expense was recognized for equity-based compensation awards granted under the 2022 Nextracker Plan for the nine-month period ended December 31, 2023.
Modifications of Share-Based Awards
In January 2024, in connection with the Nextracker Spin-off, the Company was required to make certain adjustments to the number of share-based compensation awards under the 2017 Plan using a conversion ratio designed to preserve the intrinsic value of the awards to the holders immediately prior to the Spin-off. Adjustments to the outstanding share-based compensation awards are not expected to result in additional material compensation expense. All outstanding restricted share unit awards for employees transferred to Nextracker were canceled in connection with the Spin-off.

5.  EARNINGS PER SHARE
The following table reflects basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share attributable to the shareholders of Flex:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	(In millions, except per share amounts)
Basic earnings per share attributable to the shareholders of Flex Ltd.
Net income	$233	$237	$850	$670
Net income attributable to noncontrolling interest and redeemable noncontrolling interest	36	7	239	19
Net income attributable to Flex Ltd.	$197	$230	$611	$651
Shares used in computation:
Weighted-average ordinary shares outstanding	431	452	440	455
Basic earnings per share	$0.46	$0.51	$1.39	$1.43

Diluted earnings per share attributable to the shareholders of Flex Ltd.
Net income	$233	$237	$850	$670
Net income attributable to noncontrolling interest and redeemable noncontrolling interest	36	7	239	19
Net income attributable to Flex Ltd.	$197	$230	$611	$651
Shares used in computation:
Weighted-average ordinary shares outstanding	431	452	440	455
Weighted-average ordinary share equivalents from RSU awards (1)	5	7	6	7
Weighted-average ordinary shares and ordinary share equivalents outstanding	436	459	446	462
Diluted earnings per share	$0.45	$0.50	$1.37	$1.41
____________________________________________________________
(1)An immaterial amount of RSU awards for both the three and nine-month periods ended December 31, 2023 and December 31, 2022, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

6.  BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt as of December 31, 2023 and March 31, 2023 are as follows:

	Maturity Date	As of December 31, 2023	As of March 31, 2023
		(In millions)
4.750% Notes (1)	June 2025	$592	$599
3.750% Notes (1)	February 2026	683	686
6.000% Notes (1)	January 2028	397	396
4.875% Notes (1)	June 2029	657	658
4.875% Notes (1)	May 2030	682	685
JPY Term Loan (2)	April 2024	—	253
Delayed Draw Term Loan (3)	November 2023	—	150
Nextracker Term Loan	February 2028	150	150
3.600% HUF Bonds	December 2031	290	284
Other		1	1
Debt issuance costs		(18)	(21)
		3,434	3,841
Current portion, net of debt issuance costs		(3)	(150)
Non-current portion		$3,431	$3,691
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
(3)During the second quarter of fiscal year 2024, the Company repaid the Delayed Draw Term Loan for approximately $150 million.
The weighted-average interest rate for the Company's long-term debt was 4.6% and 4.7% as of December 31, 2023 and March 31, 2023, respectively.
Scheduled repayments of the Company's bank borrowings and long-term debt as of December 31, 2023 are as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2024 (1)	$—
2025	3
2026	1,275
2027	—
2028	544
Thereafter	1,630
Total	$3,452
(1)Represents estimated repayments for the remaining fiscal three-month period ending March 31, 2024.

7.  INTEREST, NET
Interest, net for the three and nine-month periods ended December 31, 2023 and December 31, 2022 are primarily composed of the following:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	(In millions)
Interest expenses on debt obligations	$42	$49	$131	$136
Interest income	(17)	(8)	(53)	(17)
AR sale program related expenses	11	13	34	26
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
As of December 31, 2023, the aggregate notional amount of the Company’s outstanding foreign currency derivative contracts was $9.8 billion as summarized below:

	Notional Contract Value in USD
Currency	Buy	Sell

Cash Flow Hedges
HUF	$452	$—
MXN	555	—
Other	544	9
	1,551	9
Other Foreign Currency Contracts
BRL	—	401
CNY	311	25
EUR	2,321	2,365
MXN	574	469
MYR	288	148
Other	778	544
	4,272	3,952

Total Notional Contract Value in USD	$5,823	$3,961
As of December 31, 2023, the fair value of the Company’s short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of other charges (income), net in the condensed consolidated statements of operations. As of December 31, 2023 and March 31, 2023, the Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. Deferred gain was $32 million as of December 31, 2023, and is expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations over the next twelve-month period, except for the USD HUF cross currency swaps.
The Company entered into USD HUF cross currency swaps in December 2021 to hedge the foreign currency risk on the HUF bonds due December 2031, and the fair value of the cross currency swaps was included in current other assets and long-term other liabilities as of December 31, 2023 and March 31, 2023, respectively. The changes in fair value of the USD HUF cross currency swaps are reported in accumulated other comprehensive loss. In addition, corresponding amounts are reclassified out of accumulated other comprehensive loss to other charges (income), net to offset the remeasurement of the underlying HUF bond principal, which also impacts the same line.
The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2023	March 31, 2023	Balance Sheet Location	December 31, 2023	March 31, 2023
	(In millions)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$49	$46	Other current liabilities	$7	$22
Foreign currency contracts	Other assets	$—	$—	Other liabilities	$11	$88

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$22	$26	Other current liabilities	$19	$19
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
9.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	December 31, 2023			December 31, 2022
	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Beginning balance	$(13)	$(227)	$(240)	$(73)	$(279)	$(352)
Other comprehensive loss before reclassifications	63	58	121	77	80	157
Net loss reclassified from accumulated other comprehensive loss	(24)	1	(23)	(49)	—	(49)
Net current-period other comprehensive loss	39	59	98	28	80	108
Ending balance	$26	$(168)	$(142)	$(45)	$(199)	$(244)

	Nine-Month Periods Ended
	December 31, 2023			December 31, 2022
	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Beginning balance	$(14)	$(180)	$(194)	$(66)	$(116)	$(182)
Other comprehensive gain (loss) before reclassifications	126	11	137	(72)	(83)	(155)
Net (gains) loss reclassified from accumulated other comprehensive loss	(86)	1	(85)	93	—	93
Net current-period other comprehensive gains (loss)	40	12	52	21	(83)	(62)
Ending balance	$26	$(168)	$(142)	$(45)	$(199)	$(244)
Substantially all unrealized gains and losses relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three and nine-month periods ended December 31, 2023 were reclassified out of accumulated other comprehensive loss to other charges (income), net and cost of sales in the condensed consolidated statement of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges. The tax impacts on the changes in accumulated other comprehensive loss for the three-month periods ended December 31, 2023 and December 31, 2022 were $7 million and $9 million, respectively. The tax impacts on the changes in accumulated other comprehensive loss for the nine-month periods ended December 31, 2023 and December 31, 2022 were $2 million and immaterial, respectively.
10.  TRADE RECEIVABLES SECURITIZATION
The Company sells trade receivables under two asset-backed securitization programs and an accounts receivable factoring program.
Asset-Backed Securitization Programs
The Company historically has engaged in asset-backed securitization programs (the “ABS Programs”), selling trade receivables to affiliated special purpose entities and then to unaffiliated financial institutions. Upon the sale of the receivables from the special purpose entities to the unaffiliated financial institutions, the receivables are derecognized from our consolidated balance sheet as effective control of the transferred receivables is passed to the unaffiliated financial institutions, which have the right to pledge or sell the receivables. Accounts receivable sold under the ABS Programs are included as cash provided by operating activities in the consolidated statement of cash flow. During the nine-month periods ended December 31, 2023 and December 31, 2022, no accounts receivable were sold under the ABS Programs.
Trade Accounts Receivable Sale Programs
The Company also sells accounts receivables to certain third-party banking institutions. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $0.9 billion and $0.8 billion as of December 31, 2023 and March 31, 2023, respectively. For the nine-month periods ended December 31, 2023 and December 31, 2022, total accounts receivable sold to certain third-party banking institutions was approximately $2.6 billion and $2.6 billion, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received was included as cash provided by operating activities in the condensed consolidated statements of cash flows.
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

Level 1 - Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. There were no balances classified as level 1 in the fair value hierarchy as of December 31, 2023 and March 31, 2023.
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
There were no transfers between levels in the fair value hierarchy during the nine-month periods ended December 31, 2023 and December 31, 2022.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and March 31, 2023:

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$1,102	$—	$1,102
Foreign currency contracts (Note 8)	—	71	—	71
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	43	—	43
Liabilities:
Foreign currency contracts (Note 8)	$—	$(37)	$—	$(37)

	Fair Value Measurements as of March 31, 2023
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$2,324	$—	$2,324
Foreign currency contracts (Note 8)	—	72	—	72
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	37	—	37
Liabilities:				0
Foreign currency contracts (Note 8)	$—	$(129)	$—	$(129)

Other financial instruments
The following table presents the Company’s major debts not carried at fair value:

	As of December 31, 2023		As of March 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In millions)
JPY Term Loan due April 2024	$—	$—	$253	$253	Level 2
4.750% Notes due June 2025	592	585	599	590	Level 1
3.750% Notes due February 2026	683	662	686	657	Level 1
6.000% Notes due January 2028	397	411	396	399	Level 1
4.875% Notes due June 2029	657	646	658	631	Level 1
4.875% Notes due May 2030	682	671	685	661	Level 1
Delayed Draw Term Loan due November 2023	—	—	150	150	Level 2
Nextracker Term Loan due February 2028	150	148	150	150	Level 2
3.600% HUF Bonds due December 2031	290	212	284	196	Level 2
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
One of the Company's Brazilian subsidiaries has received assessments for certain sales and import taxes. There were originally six tax assessments totaling the updated amount inclusive of interest and penalties of 419 million Brazilian reals (approximately USD $87 million based on the exchange rate as of December 31, 2023). The Company successfully defeated one of the six assessments in September 2019 (totaling approximately 61 million Brazilian reals or USD $13 million). The Company successfully defeated another three of the assessments in September 2022 (totaling the updated amount inclusive of interest and penalties of approximately 261 million Brazilian reals or USD $54 million), each of which remains subject to appeal. The Company was unsuccessful at the administrative level for one of the assessments and filed an annulment action in federal court in Brasilia, Brazil on March 23, 2020; the updated value of that assessment inclusive of interest and penalties is 41 million Brazilian reals (approximately USD $8 million). One of the assessments remains in the review process at the administrative level. The Company believes that it has meritorious defenses to each of these assessments and will continue to vigorously oppose all of them, as well as any future assessments. The Company does not expect final judicial determination on any of these claims in the near future.
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
13.  SHARE REPURCHASES
During the three and nine-month periods ended December 31, 2023, the Company repurchased 10.7 million and 30.8 million shares at an aggregate purchase price of $275 million and $781 million, respectively, and retired all of these shares. During the second quarter of fiscal year 2024, the Company also retired an additional 50.2 million shares of treasury stock which were repurchased in the prior periods, at an aggregate purchase price of $388 million.
Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $2.0 billion in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Annual General Meeting held on August 2, 2023. As of December 31, 2023, shares in the aggregate amount of $1.5 billion were available to be repurchased under the current plan.
14.  SEGMENT REPORTING
The Company reports its financial performance based on three operating and reportable segments, Flex Agility Solutions, Flex Reliability Solutions and Nextracker, and analyzes operating income as the measure of segment profitability. Following the Spin-off, the Company's operating and reportable segments are Flex Agility Solutions and Flex Reliability Solutions. The determination of these segments is based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics.
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include intangible amortization, stock-based compensation, restructuring charges, legal and other, and interest, net and other charges, net. A portion of depreciation is allocated to the respective segments, together with other general corporate research and development and administrative expenses.

Selected financial information by segment is in the table below.

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	(In millions)
Net sales:
Flex Agility Solutions	$3,466	$4,029	$10,685	$12,024
Flex Reliability Solutions	2,956	3,225	9,561	9,493
Nextracker	710	516	1,763	1,384
Intersegment eliminations	(29)	(14)	(99)	(32)
	$7,103	$7,756	$21,910	$22,869
Segment income and reconciliation of income before income taxes:
Flex Agility Solutions	$174	$181	$488	$523
Flex Reliability Solutions	159	143	495	465
Nextracker	162	60	356	133
Corporate and Other	(18)	(12)	(46)	(43)
Total segment income	477	372	1,293	1,078
Reconciling items:
Intangible amortization	17	19	54	62
Stock-based compensation	39	27	125	80
Restructuring charges	73	5	97	5
Legal and other (1)	—	—	2	13
Interest, net	36	54	112	150
Other charges (income), net	5	5	32	2
Income before income taxes	$307	$262	$871	$766
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
15.  RESTRUCTURING CHARGES
In October 2023, the Company’s management committed to targeted restructuring activities to improve operational efficiencies by reducing excess workforce capacity. During the three and nine-month periods ended December 31, 2023, the Company recognized approximately $74 million and $100 million of restructuring charges, respectively, most of which related to employee severance.

The following table summarizes the provisions, respective payments, and remaining accrued balance as of December 31, 2023 for charges incurred during the nine-month period ended December 31, 2023:

	Severance	Long-Lived Asset Impairment	Other Exit Costs	Total
	(In millions)
Balance as of March 31, 2023	$44	$—	$6	$50
Provision for charges incurred during the nine-month period ended December 31, 2023	93	5	2	100
Cash payments during the nine-month period ended December 31, 2023	(84)	—	—	(84)
Non-cash reductions during the nine-month period ended December 31, 2023	—	(5)	—	(5)
Other adjustments	(1)	—	(1)	(2)
Balance as of December 31, 2023	52	—	7	59
Less: Current portion (classified as other current liabilities)	51	—	7	58
Accrued restructuring costs, net of current portion (classified as other liabilities)	$1	$—	$—	$1

16. VARIABLE INTEREST ENTITIES
Prior to the Spin-off, the Company controlled Nextracker Inc. ("Nextracker") through its holding of Class B common stock that did not participate in the earnings of Nextracker. As such, the shareholders of the equity at risk in Nextracker (the Class A common stock shareholders) did not have the power to direct the key activities of Nextracker and consequently Nextracker was a variable interest entity ("VIE"). The Company had the ability to control Nextracker's activities through its control of 51.4% and 61.4% of the voting rights of Nextracker as of December 31, 2023 and March 31, 2023, respectively. The Company also had the ability to receive significant benefits from the VIE (through its ability to convert its investments in Nextracker and Nextracker LLC into Class A common stock of Nextracker or cash) and as such the Company had been determined to be the primary beneficiary of the VIE. As such, the Company continued to consolidate Nextracker and the interests in Nextracker held by third parties are presented as a noncontrolling interest prior to the Spin-off. Evaluation of the VIE model and identification of the primary beneficiary requires significant judgements to be made regarding which entities can control the activities of a VIE, who can receive benefits or absorb losses from the VIE and the significance of those benefits and losses to the VIE.
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
As of December 31, 2023 and March 31, 2023, noncontrolling interest was $480 million and $355 million, respectively. Net income attributable to noncontrolling interest was $36 million and $239 million for the three and nine-month periods ended December 31, 2023, respectively. Net income attributable to noncontrolling interest was zero for both the three and nine-month periods ended December 31, 2022. As a result of Nextracker's February 13, 2023 IPO, the noncontrolling interest previously determined to be redeemable prior to the IPO did not exist as of December 31, 2023. Net income attributable to redeemable noncontrolling interest was zero for both the three and nine-month periods ended December 31, 2023. Net income attributable to redeemable noncontrolling interest was $7 million and $19 million for the three and nine-month periods ended December 31, 2022, respectively.

The carrying amounts and classification of the VIE's external assets and liabilities as of December 31, 2023 and March 31, 2023 are included in the condensed consolidated balance sheets as follows:

	December 31, 2023	March 31, 2023
	(In millions) (Unaudited)
Assets
Current assets:
Cash	$368	$130
Accounts receivable, net	365	271
Contract assets	352	298
Inventories	203	138
Other current assets	131	35
Total current assets	1,419	872
Property and equipment, net	8	7
Goodwill	265	265
Other intangible assets, net	2	1
Other assets	401	275
Total assets	$2,095	$1,420

Liabilities
Current liabilities:
Accounts payable	$375	$211
Accrued expenses	70	60
Deferred revenue	180	176
Other current liabilities	76	49
Total current liabilities	701	496
Long-term debt	145	147
Other liabilities	439	280
Total liabilities	$1,285	$923
17. SUBSEQUENT EVENTS
On January 2, 2024, Flex completed the Spin-off of our remaining interests in Nextracker to Flex shareholders on a pro rata basis based on the number ordinary shares of Flex held by each shareholder of Flex as of December 29, 2023, which was the record date of the Distribution. Under the previously disclosed terms of the Spin-off, Flex shareholders received approximately 0.17 shares of Nextracker Class A common stock for every Flex ordinary share held as of the record date of the Distribution. Flex shareholders received cash in lieu of any fractional shares.
As a result of the completion of the Spin-off, Nextracker became a fully independent public company, Flex no longer directly or indirectly holds any shares of Nextracker common stock or any securities convertible into or exchangeable for shares of Nextracker common stock and Flex will no longer consolidate Nextracker into its future financial results. Following the Spin-off, Flex ordinary shares continue to trade on Nasdaq under the ticker symbol “FLEX” and shares of Nextracker Class A common stock continue to trade on Nasdaq under the ticker symbol “NXT”.
The historical results of Nextracker will be reported in Flex's consolidated financial statements as discontinued operations beginning in Flex's fourth quarter ending March 31, 2024.
Prior to or in connection with the Spin-off, Flex entered into various agreements to effect the Spin-off and provide a framework for the relationship between Flex and Nextracker following the Spin-off, including a Separation Agreement, a Tax Matters Agreement, a Transition Services Agreement, as well as agreements governing future trading relationships.

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

OVERVIEW
We are the diversified manufacturing partner of choice that helps market-leading brands design, build and deliver innovative products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, we support the entire product lifecycle with advanced manufacturing solutions and operate one of the most trusted global supply chains. We also provide additional value to customers through a broad array of services, including design and engineering, component services, rapid prototyping, fulfillment, and circular economy solutions. We support a diverse set of industries including cloud, communications, enterprise, automotive, industrial, consumer devices, lifestyle, healthcare, and energy. As of December 31, 2023, our three operating and reportable segments were as follows:
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
Update on Component Shortages and Logistical Constraints on our Business
Component shortages and logistical constraints improved as the year progressed. We continue to monitor potential supply chain disruptions, including disruptions in international commerce as a result of attacks on shipping vessels in the Red Sea. Refer to “Risk Factors - “Supply chain disruptions, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, have in the past affected, and may in the future, affect our ability to meet customer demand, lead to higher costs, or result in excess or obsolete inventory. We have been and continue to be adversely affected by supply chain issues, including shortages of required electronic components.” as disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.
Russian Invasion of Ukraine and Israel-Hamas War
We continue to monitor and respond to the conflict in Ukraine and the associated sanctions and other restrictions. We also are monitoring and responding to the Israel-Hamas war. As of the date of this report, there is no material impact to our business operations and financial performance in Ukraine and Israel. The full impact of the conflicts on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflicts and their impact on regional and global economic conditions. We will continue to monitor the conflicts and assess the related restrictions and other effects and pursue prudent decisions for our team members, customers, and business.
Other Developments
On July 3, 2023, our subsidiary Nextracker Inc. ("Nextracker") completed a follow-on offering to its initial public offering, which was completed on February 13, 2023, and issued 15,631,562 shares of Class A common stock and received net proceeds of $551 million. The entire net proceeds were used by Nextracker to acquire 14,025,000 Nextracker LLC common units from Yuma, Inc., our indirect wholly-owned subsidiary, and 1,606,562 Nextracker LLC common units from TPG Rise Flash, L.P., an affiliate of the global alternative asset management firm TPG. As a result of the repurchase of Nextracker LLC common units by Nextracker, 15,631,562 shares of Nextracker Class B common stock were cancelled. Subsequent to the follow-on offering, we owned 74,432,619 shares of Class B common stock, representing 51.5% of the total outstanding shares of Nextracker common stock and, accordingly, continued to control Nextracker. We received approximately $495 million from the follow-on offering, after distribution of net proceeds to TPG and expenses.
On October 25, 2023, we announced our plan to effect a Spin-off of all of our remaining interests in Nextracker to our shareholders on a pro rata basis pursuant to the Agreement and Plan of Merger, dated as of February 7, 2023 (the “Merger Agreement”).
On January 2, 2024, we completed the Spin-off of our remaining interests in Nextracker to Flex shareholders on a pro rata basis based on the number ordinary shares of Flex held by each shareholder of Flex (the “Distribution”) as of December 29, 2023, which was the record date of the Distribution. Under the previously disclosed terms of the Spin-off, Flex shareholders received approximately 0.17 shares of Nextracker Class A common stock for every Flex ordinary share held as of the record date of the Distribution. Flex shareholders received cash in lieu of any fractional shares.
As a result of the completion of the Spin-off, Nextracker became a fully independent public company, we no longer directly or indirectly hold any shares of Nextracker common stock or any securities convertible into or exchangeable for shares of Nextracker common stock and we will no longer consolidate Nextracker into our future financial results. Flex ordinary shares continue to trade on Nasdaq under the ticker symbol “FLEX” and shares of Nextracker Class A common stock continue to trade on Nasdaq under the ticker symbol “NXT”.
The historical results of Nextracker will be reported in our consolidated financial statements as discontinued operations beginning in our fourth quarter ending March 31, 2024.

Also, prior to or in connection with the Spin-off, we entered into various agreements to effect the Spin-off and provide a framework for the relationship between us and Nextracker following the Spin-off, including a Separation Agreement, a Tax Matters Agreement, a Transition Services Agreement, as well as agreements governing future trading relationships.
Business Overview
We are one of the world's largest providers of global supply chain solutions, with revenues of $21.9 billion for the nine-month period ended December 31, 2023 and $30.3 billion in the fiscal year ended March 31, 2023. We have established an extensive network of manufacturing facilities in the world's major consumer and enterprise markets (Asia, the Americas, and Europe) to serve the growing outsourcing needs of both multinational and regional customers. We design, build, ship, and service consumer and enterprise products for our customers through a network of over 100 facilities in approximately 30 countries across four continents. Prior to the Spin-off, we also provided intelligent, integrated solar tracker and software solutions used in utility-scale and ground-mounted distributed generation solar projects around the world. The following tables set forth the relative percentages and dollar amounts of net sales by region and by country, and net property and equipment by country, based on the location of our manufacturing sites:

	Three-Month Periods Ended				Nine-Month Periods Ended
	December 31, 2023		December 31, 2022		December 31, 2023		December 31, 2022
	(In millions)
Net sales by region:
Americas	$3,771	53%	$3,455	45%	$10,937	50%	$10,182	45%
Asia	1,997	28%	2,748	35%	6,686	31%	8,016	35%
Europe	1,335	19%	1,553	20%	4,287	19%	4,671	20%
	$7,103		$7,756		$21,910		$22,869

Net sales by country:
Mexico	$1,711	24%	$1,703	22%	$5,241	24%	$4,859	21%
U.S.	1,632	23%	1,188	15%	4,416	20%	3,651	16%
China	1,172	17%	1,759	23%	3,956	18%	5,113	22%
Malaysia	500	7%	650	8%	1,601	7%	1,853	8%
Brazil	405	6%	548	7%	1,223	6%	1,622	7%
Hungary	317	4%	327	4%	1,031	5%	944	4%
Other	1,366	19%	1,581	21%	4,442	20%	4,827	22%
	$7,103		$7,756		$21,910		$22,869

	As of		As of
Property and equipment, net:	December 31, 2023		March 31, 2023
	(In millions)
Mexico	$799	34%	$763	32%
U.S.	349	15%	365	16%
China	321	14%	338	14%
Malaysia	146	6%	152	6%
Hungary	131	6%	140	6%
Brazil	89	4%	89	4%
Other	493	21%	502	22%
	$2,328		$2,349
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

•the impacts on our business due to component shortages, disruptions in transportation or other supply chain related constraints including disruptions in international commerce as a result of attacks on shipping vessels in the Red Sea;

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
We are also subject to other risks as outlined in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 and in Part II, Item 1A of this report on Form 10-Q.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Due to geopolitical conflicts (including the Russian invasion of Ukraine and the Israel-Hamas war), there has been and we expect there will continue to be uncertainty and disruption in the global economy and financial markets. We have made estimates and assumptions taking into consideration certain possible impacts due to the Russian invasion of Ukraine, the Israel-Hamas war, and other geopolitical conflicts. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from previously estimated amounts, and such differences may be material to the condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.
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

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.1	92.4	91.0	92.5
Restructuring charges	0.9	0.1	0.4	—
Gross profit	9.0	7.5	8.6	7.5
Selling, general and administrative expenses	3.7	3.1	3.7	3.2
Restructuring charges	0.2	—	0.1	—
Intangible amortization	0.2	0.3	0.2	0.3
Operating income	4.9	4.1	4.6	4.0
Interest, net	0.5	0.7	0.5	0.7
Other charges, net	0.1	—	0.1	—
Income before income taxes	4.3	3.4	4.0	3.3
Provision for income taxes	1.0	0.3	0.1	0.4
Net income	3.3	3.1	3.9	2.9
Net income attributable to noncontrolling interest and redeemable noncontrolling interest	0.5	0.1	1.1	0.1
Net income attributable to Flex Ltd.	2.8%	3.0%	2.8%	2.8%
Net sales
The following table sets forth our net sales by segment, and their relative percentages (the sum of the individual percentages may not equal 100% due to rounding):

	Three-Month Periods Ended				Nine-Month Periods Ended
	December 31, 2023		December 31, 2022		December 31, 2023		December 31, 2022
	(In millions)
Net sales:
Flex Agility Solutions	$3,466	49%	$4,029	52%	$10,685	49%	$12,024	53%
Flex Reliability Solutions	2,956	42%	3,225	42%	9,561	44%	9,493	42%
Nextracker	710	10%	516	7%	1,763	8%	1,384	6%
Intersegment eliminations	(29)	—%	(14)	—%	(99)	—%	(32)	—%
	$7,103		$7,756		$21,910		$22,869
Net sales during the three-month period ended December 31, 2023 totaled $7.1 billion, representing a decrease of approximately $0.7 billion, or 8% from $7.8 billion during the three-month period ended December 31, 2022. Net sales for our FAS segment decreased approximately $0.6 billion, or 14% from the three-month period ended December 31, 2022, primarily driven by significant decreases in our Lifestyle and Consumer Devices businesses, and a mid single-digit percentage decrease in our Communications, Enterprise and Cloud ("CEC") business due to softer demand in consumer end markets and difficult year-over-year comparisons in CEC. Net sales for our FRS segment decreased approximately 0.3 billion, or 8% from the three-month period ended December 31, 2022, primarily driven by a high-teen percentage decrease in our Industrial business due to difficult year-over year comparisons and lower customer demand, partially offset by a low single-digit increase in our Automotive business due to higher customer demand. Net sales for our Health Solutions business remained relatively flat. Net sales for our Nextracker segment increased approximately $0.2 billion, or 38% from the three-month period ended December 31, 2022, primarily driven by an increase in gigawatts delivered. Net sales decreased $0.8 billion to $2.0 billion in Asia, decreased $0.2 billion to $1.3 billion in Europe, and increased $0.3 billion to $3.8 billion in the Americas.

Net sales during the nine-month period ended December 31, 2023 totaled $21.9 billion, representing a decrease of approximately $1.0 billion, or 4% from $22.9 billion during the nine-month period ended December 31, 2022. Net sales for our FAS segment decreased approximately $1.3 billion, or 11% from the nine-month period ended December 31, 2022, primarily driven by a significant decrease in our Consumer Devices business, a high-teen percentage decrease in our Lifestyle business and a low single-digit percentage decrease in our CEC business due to the same factors as noted in the three-month period discussion above. Net sales for our FRS segment increased approximately $0.1 billion, or 1% from the nine-month period ended December 31, 2022, primarily driven by a high single-digit percentage increase in our Automotive business and a mid single-digit percentage increase in our Health Solutions business which benefited from ramps across various end markets, offset by a mid single-digit percentage decrease in our Industrial business due to lower customer demand. Net sales for our Nextracker segment increased approximately $0.4 billion, or 27% from the nine-month period ended December 31, 2022, primarily driven by the same factors as noted in the three-month period discussion above. Net sales decreased $1.3 billion to $6.7 billion in Asia, decreased $0.4 billion to $4.3 billion in Europe, and increased $0.8 billion to $10.9 billion in the Americas.
Our ten largest customers during the three and nine-month periods ended December 31, 2023 accounted for approximately 35% and 33% of net sales, respectively. Our ten largest customers during the three and nine-month periods ended December 31, 2022 accounted for approximately 35% of net sales. No customer accounted for more than 10% of net sales during the three or nine-month periods ended December 31, 2023 or December 31, 2022.
Cost of sales
Cost of sales is affected by a number of factors, including the number and size of new manufacturing programs, product mix, labor cost fluctuations by region, component costs and availability and capacity utilization.
Cost of sales during the three-month period ended December 31, 2023 totaled $6.4 billion, representing a decrease of approximately $0.8 billion, or 11% from $7.2 billion during the three-month period ended December 31, 2022. The lower cost of sales for the three-month period ended December 31, 2023 was primarily driven by decreased consolidated sales of $0.7 billion or 8%. Cost of sales in FAS for the three-month period ended December 31, 2023 decreased approximately $0.5 billion, or 15% from the three-month period ended December 31, 2022, which is relatively in line with the overall 14% decrease in FAS revenue during the same period primarily as a result of lower revenue in our Lifestyle, Consumer Devices, and CEC businesses. Cost of sales in FRS for the three-month period ended December 31, 2023 decreased approximately $0.3 billion, or 10% from the three-month period ended December 31, 2022, which is in line with the overall decrease in FRS revenue during the same period, primarily as a result of lower revenue in our Industrial business. Cost of sales in our Nextracker segment for the three-month period ended December 31, 2023 increased approximately $66 million, or 15% from the three-month period ended December 31, 2022, primarily due to the 38% increase in Nextracker revenue during the same period, offset by improved profitability resulting from a decline in freight and logistics costs and improved operational execution.
Cost of sales during the nine-month period ended December 31, 2023 totaled $19.9 billion, representing a decrease of approximately $1.2 billion, or 6% from $21.2 billion during the nine-month period ended December 31, 2022. The lower cost of sales for the nine-month period ended December 31, 2023 was primarily driven by decreased consolidated sales of $1.0 billion or 4%. Cost of sales in FAS for the nine-month period ended December 31, 2023 decreased approximately $1.3 billion, or 11% from the nine-month period ended December 31, 2022, which is aligned with the overall 11% decrease in FAS revenue during the same period primarily due to the drivers noted in the discussion above for the three-month period. Cost of sales in FRS for the nine-month period ended December 31, 2023 increased approximately $22 million, or 0.3% from the nine-month period ended December 31, 2022, which is in line with the overall 1% increase in FRS revenue during the same period, primarily due to the drivers noted in the discussion above for net sales for the nine-month period. Cost of sales in our Nextracker segment for the nine-month period ended December 31, 2023 increased approximately $97 million, or 8% from the nine-month period ended December 31, 2022, primarily driven by the same factors noted above in the three-month period discussion.
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

Gross profit during the three-month period ended December 31, 2023 increased $59 million to $0.6 billion, or 9.0% of net sales, from $0.6 billion, or 7.5% of net sales, during the three-month period ended December 31, 2022. Gross margin improved 150 basis points during the three-month period ended December 31, 2023 primarily due to favorable mix with growth in our higher-margin Nextracker segment, partially offset by an increase in restructuring costs.
Gross profit during the nine-month period ended December 31, 2023 increased $0.2 billion to $1.9 billion, or 8.6% of net sales, from $1.7 billion, or 7.5% of net sales, during the nine-month period ended December 31, 2022. Gross margin improved 110 basis points during the same period due to the same factors noted above in the three-month period discussion.
Segment income
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include intangible amortization, stock-based compensation, restructuring charges, legal and other, and interest, net and other charges, net. A portion of depreciation is allocated to the respective segments, together with other general corporate research and development and administrative expenses.
The following table sets forth segment income and margins. Segment margins in the table below may not recalculate exactly due to rounding.

	Three-Month Periods Ended				Nine-Month Periods Ended
	December 31, 2023		December 31, 2022		December 31, 2023		December 31, 2022
	(In millions)
Segment income:
Flex Agility Solutions	$174	5.0%	$181	4.5%	$488	4.6%	$523	4.4%
Flex Reliability Solutions	159	5.4%	143	4.4%	495	5.2%	465	4.9%
Nextracker	162	22.8%	60	11.7%	356	20.2%	133	9.6%
FAS segment margin increased approximately 50 basis points, to 5.0%, for the three-month period ended December 31, 2023, from 4.5% for the three-month period ended December 31, 2022. The margin increase was primarily due to strong execution against new project ramps and product mix. The FAS segment margin increased approximately 20 basis points, to 4.6% for the nine-month period ended December 31, 2023, from 4.4% for the nine-month period ended December 31, 2022. This was primarily due to strong execution and product mix.
FRS segment margin increased approximately 100 basis points, to 5.4% for the three-month period ended December 31, 2023, from 4.4% for the three-month period ended December 31, 2022. The margin increase was primarily driven by improving margins in our Automotive and Health Solutions businesses due to increased productivity partially offset by lower sales in our Industrial business. FRS segment margin increased approximately 30 basis points, to 5.2% for the nine-month period ended December 31, 2023 from 4.9% for the nine-month period ended December 31, 2022. This was driven by improving margins in our Health Solutions business due to increased productivity and the effect of reduction in inflation recoveries, partially offset by lower sales in our Industrial business.
Nextracker segment margin increased approximately 1,110 basis points, to 22.8% for the three-month period ended December 31, 2023, from 11.7% for the three-month period ended December 31, 2022. The margin increase was driven by disciplined pricing, freight savings, and favorable cost absorption with increased revenue. Nextracker segment margin increased approximately 1,060 basis points, to 20.2% for the nine-month period ended December 31, 2023, from 9.6% for the nine-month period ended December 31, 2022. The increase in Nextracker segment margin during the nine-month period is due to the same factors noted in the discussion above for the three-month period.
Restructuring charges
In October, 2023, we committed to targeted restructuring activities to improve operational efficiencies by reducing excess workforce capacity. During the three and nine-month periods ended December 31, 2023, we recognized approximately $74 million and $100 million of restructuring charges, respectively, primarily related to employee severance.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) was approximately $0.3 billion, or 3.7% of net sales, during the three-month period ended December 31, 2023, increasing $21 million from approximately $0.2 billion or 3.1% of net sales, during the three-month period ended December 31, 2022. SG&A was $0.8 billion, or 3.7% of net sales, during the nine-month period ended December 31, 2023, increasing $77 million from $0.7 billion or 3.2% of net sales, during the nine-month period ended December 31, 2022. The increase was primarily due to elevated SG&A costs to support higher revenue growth in our Nextracker business and higher labor costs.
Intangible amortization
Amortization of intangible assets decreased to $17 million during the three-month period ended December 31, 2023, from $19 million for the three-month period ended December 31, 2022, and decreased to $54 million during the nine-month period ended December 31, 2023, from $62 million for the nine-month period ended December 31, 2022, primarily due to certain intangibles now being fully amortized.
Interest, net
Interest, net was an expense of $36 million during the three-month period ended December 31, 2023 compared to an expense of $54 million during the three-month period ended December 31, 2022, primarily due to higher interest income, and lower bank borrowings compared to the prior year period.
Interest, net was an expense of $112 million during the nine-month period ended December 31, 2023 compared to an expense of $150 million during the nine-month period ended December 31, 2022, primarily due to the same drivers noted in the discussion above for the three-month period.
Other charges, net
Other charges, net remained flat at an expense of $5 million during both the three-month periods ended December 31, 2023 and December 31, 2022, primarily due to foreign exchange transaction loss.
Other charges, net was an expense of $32 million during the nine-month period ended December 31, 2023 compared to an expense of $2 million during the nine-month period ended December 31, 2022, primarily due to higher foreign exchange transaction losses compared to the prior year period.
Income taxes
Certain of our subsidiaries, at various times, have been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to note 15, “Income Taxes” of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 for further discussion.
The consolidated effective tax rate was 24% and 2% for the three and nine-month periods ended December 31, 2023, and 10% and 13% for the three and nine-month periods ended December 31, 2022, respectively. The effective rate varies from the Singapore statutory rate of 17% as a result of recognition of earnings in different jurisdictions (we generate most of our revenues and profits from operations outside of Singapore), operating loss carryforwards, income tax credits, release of previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effect of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, the Netherlands and Israel. The effective tax rate for the three-month period ended December 31, 2023 was significantly higher than the effective tax rate for the three-month period ended December 31, 2022 primarily due to a $21 million reduction of previously recorded deferred tax assets of Nextracker with the charge being fully attributable to noncontrolling interests. The effective tax rate for the nine-month period ended December 31, 2023 was significantly lower than the effective tax rate for the nine-month period ended December 31, 2022 primarily due to the recording of a $140 million deferred tax asset, with an offsetting entry to income tax benefit fully attributable to noncontrolling interest in connection with Nextracker's follow-on public offering whereby Nextracker purchased additional Nextracker LLC units from a related Flex U.S. subsidiary.
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
LIQUIDITY AND CAPITAL RESOURCES
In response to the challenging economic environment following the COVID-19 pandemic, we continuously evaluate our ability to meet our obligations over the next 12 months and have proactively reset our capital structure during these times to improve maturities and liquidity. As a result, we expect that our current financial condition, including our liquidity sources are adequate to fund current and future commitments. As of December 31, 2023, we had cash and cash equivalents of approximately $2.8 billion and bank and other borrowings of approximately $3.4 billion. As of December 31, 2023, we had a $2.5 billion revolving credit facility that is due to mature in July 2027, and a $0.5 billion Nextracker revolving credit facility that is due to mature in February 2028, under which we had no borrowings outstanding. As of December 31, 2023, we were in compliance with the covenants under all of our credit facilities and indentures; we also expect to remain in compliance with the covenants in the upcoming 12 months for our credit facilities and indentures.
In fiscal year 2024, we implemented a 10b5-1 bond buyback program, aiming to repurchase certain outstanding bonds issued by us. During the nine-month period ended December 31, 2023, we repurchased approximately $8 million of the 4.750% Notes due 2025, resulting in an immaterial gain on our condensed consolidated statement of operations.
Cash provided by operating activities was $0.6 billion during the nine-month period ended December 31, 2023, primarily driven by $0.9 billion of net income for the period plus $0.5 billion of non-cash charges such as depreciation, amortization, and stock-based compensation offset by certain changes in net working capital as discussed below.
We believe net working capital ("NWC") is a key metric that measures our liquidity. Net working capital is calculated as current assets less current liabilities. Net working capital increased approximately $0.3 billion to $5.5 billion as of December 31, 2023, from $5.2 billion as of March 31, 2023. The increase was primarily the result of the effect of a decrease in accounts payable of $0.6 billion and working capital advances of $0.4 billion partially offset by a reduction in inventory of $0.7 billion.
Cash used in investing activities was $0.4 billion during the nine-month period ended December 31, 2023. This was primarily driven by $0.4 billion of net capital expenditures for property and equipment to continue expanding capabilities and capacity in support of primarily our expanding CEC, Automotive, and Industrial businesses.
We believe adjusted free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our adjusted free cash flow is defined as cash from operations, less net purchases of property and equipment allowing us to present adjusted cash flows on a consistent basis for investors. Our adjusted free cash flow for the nine-month periods ended December 31, 2023 and December 31, 2022 was an inflow of $0.2 billion and an inflow of $0.1 billion, respectively. Adjusted free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Adjusted free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Adjusted free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Nine-Month Periods Ended
	December 31, 2023	December 31, 2022
	(In millions)
Net cash provided by operating activities	$647	$500
Purchases of property and equipment	(449)	(455)
Proceeds from the disposition of property and equipment	21	20
Adjusted free cash flow	$219	$65
Cash used by financing activities was $0.8 billion during the nine-month period ended December 31, 2023, which was primarily driven by $0.8 billion of cash paid for the repurchase of our ordinary shares and $0.4 billion in repayments of bank borrowings and long-term debt, offset by $0.5 billion of net proceeds from the issuance of Nextracker shares, after the distribution to TPG and expenses.
Our cash balances are generated and held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months. As of December 31, 2023 and March 31, 2023, approximately 49% and 27%, respectively, of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $1.9 billion as of March 31, 2023). Repatriation could result in an additional income tax payment; however, for the majority of our foreign entities, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held.

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
We maintain a commercial paper program which provides short-term financing under which there were no borrowings outstanding as of December 31, 2023.
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
Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $2.0 billion in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 2, 2023. During the nine-month period ended December 31, 2023, we paid $781 million to repurchase shares under the current and prior repurchase plans at an average price of $25.32 per share. As of December 31, 2023, shares in the aggregate amount of $1.5 billion were available to be repurchased under the current plan.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2023.
There were no material changes in our contractual obligations and commitments as of December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the nine-month period ended December 31, 2023 as compared to the fiscal year ended March 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2023. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For a description of our material legal proceedings, see note 12 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 and in subsequent quarterly reports on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and the additional risk factors set forth below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.
We are including the following additional risk factors, which supplement the risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2023, and which should be read in conjunction with our description of risk factors in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2023:
If the Distribution, or any distribution in the series of internal distributions of the shares of Yuma Common Stock from Flextronics International USA, Inc. (“FIUI”) to us through a chain of our wholly-owned subsidiaries (together with the Distribution, the “Distributions”), fail to qualify as tax-free under Sections 355 of the Internal Revenue Code of 1986, as amended (the “Code”) or otherwise or the Mergers fail to qualify as a tax-free reorganization under Section 368(a) of the Code, we, our subsidiaries and shareholders could incur significant tax liabilities.
Pursuant to that certain Merger Agreement by and among us, Nextracker, Yuma, Inc. (“Yuma”) and Yuma Acquisition Corp. (“Merger Sub”) dated as of February 7, 2023 (the “Merger Agreement”), on January 2, 2024, we effectuated a distribution of the remaining interests that we owned in Nextracker to all our shareholders through the following transactions (together, the “Transactions”): (i) a court-approved capital reduction carried out pursuant to Section 78G of the Singapore Companies Act (the “Capital Reduction”), (ii) a distribution of all the shares of the common stock, par value $0.001, of Yuma (the “Yuma Common Stock”) by way of a distribution in specie to our shareholders (the “Distribution”), (iii) the merger of Yuma Merger Sub with and into Yuma, with Yuma surviving the merger as a wholly-owned subsidiary of Nextracker (the “Merger”) and pursuant to which each share of Yuma Common Stock outstanding immediately prior to the Merger were automatically converted into the right to receive a number of shares of Class A common stock of Nextracker (the “Class A common stock”) based on the Exchange Ratio (as defined in the Merger Agreement) (with cash payments to holders of shares of Yuma Common Stock in lieu of any fractional shares of Class A common stock in accordance with the terms of the Merger Agreement), and (iv) the merger of Yuma with and into a wholly-owned limited liability company subsidiary of Nextracker, with such limited liability company surviving the merger as a wholly-owned subsidiary of Nextracker, which was undertaken on January 2, 2024 shortly following the completion of the Merger (together with the Merger, the “Mergers”).
We have received a private letter ruling from the Internal Revenue Service (the “IRS”) regarding certain matters germane to the Distributions qualifying as tax-free under Section 355 of the Code. In addition to the private letter ruling, we have received an opinion from Deloitte Tax LLP to the effect that the Distributions will qualify as tax-free under Section 355 of the Code and the Mergers will qualify as a tax-free reorganization under Section 368(a) of the Code. The receipt by us of the opinion from Deloitte Tax LLP was a condition to effecting the Transactions.
Although the private letter ruling generally is binding on the IRS, it is based on certain facts and assumptions, and certain representations and undertakings, from us and Nextracker establishing that certain conditions that are necessary to obtain tax-free treatment under the Code have been satisfied. Furthermore, the IRS will not rule on whether a distribution satisfies every requirement for tax-free treatment, which requirements are instead addressed by the Deloitte Tax LLP opinion. The opinion that we have received from Deloitte Tax LLP concludes that all of the requirements necessary for the Distributions to qualify under Section 355 the Code have been satisfied and was based on, among other things, the private letter ruling as to the matters addressed by the private letter ruling, certain facts and assumptions, and certain representations and undertakings, from us and Nextracker. If any of the facts, representations, assumptions or undertakings with respect to the private letter ruling or the opinion is not correct or has been violated, the private letter ruling could be revoked retroactively or modified by the IRS, and our ability to rely on the opinion could be jeopardized. The opinion represents Deloitte Tax LLP’s judgment and is not binding on the IRS or the courts, and the IRS or the courts may not agree with the conclusions reached in the opinion, so there can be no certainty that the IRS will not challenge the conclusions reflected in the opinion or that a court will not sustain such a challenge. In addition, the opinion was based on then-current law, and cannot be relied on if such law changes with retroactive effect.

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
If the Mergers ultimately fail to qualify as a tax-free reorganization under Section 368(a) of the Code, each U.S. holder of Ordinary Shares that receives Yuma Common Stock in the Distributions would generally be treated as having made a taxable disposition of their Yuma Common Stock to Nextracker and would recognize taxable gain or loss on their receipt of Class A common stock in the Mergers.
Even if the Distributions qualify as tax-free under Section 355 of the Code, the Distributions would nonetheless be taxable to us and our subsidiaries (but not to U.S. holders of Ordinary Shares) under Section 355(e) of the Code if one or more persons acquire a 50% or greater interest (measured by vote or value) in our stock or that of Yuma’s (or a successor of either, including Nextracker after the Mergers), directly or indirectly, occurring as part of a plan or series of related transactions that includes the Distributions. For purposes of Section 355(e) of the Code, any acquisitions or issuances of our stock or the stock of Yuma (including Nextracker stock after the Mergers), directly or indirectly, within the period beginning two years before the first of the Distributions and ending two years after the last of the Distributions are generally presumed to be part of such a plan, although we or Nextracker may, depending on the facts and circumstances, be able to rebut that presumption. For purposes of this test, the Mergers will be treated as part of a plan that includes the Distributions, but it is expected that the Mergers, standing alone, will not cause the Distributions to be taxable to us under Section 355(e) of the Code because holders of Yuma Common Stock immediately after the Distributions will own at least 50.1% of the stock of Nextracker following the Mergers. However, if the IRS were to determine that another acquisition or issuance of our stock or the stock of Yuma (including Nextracker stock after the Mergers) were part of a plan or series of related transactions that included the Distributions and that triggers the application of Section 355(e) of the Code, we and our subsidiaries would recognize gain as described above. Under the Tax Matters Agreement, which was entered into by us, Yuma and Nextracker on January 2, 2024 immediately prior to the Distributions and which governs the rights, responsibilities and obligations of such parties with respect to taxes (including taxes arising in the ordinary course of business and taxes incurred as a result of the Distributions and the Mergers), tax attributes, tax returns, tax contests and certain other matters (the “Tax Matters Agreement”), us, Yuma and Nextracker (and their successors) are barred from taking certain actions (or failing to take certain actions) that could adversely affect the tax-free treatment of the Distributions or the Mergers, subject to certain exceptions. Yuma and Nextracker (and their successors), on the one hand, and us, on the other hand, may also be obligated under the Tax Matters Agreement, in certain cases, to indemnify the other (but not our shareholders) for taxes and certain tax-related losses that arise from the failure of the Distributions or the Mergers to qualify for tax-free treatment under Section 355 or 368(a) of the Code, respectively. Any such indemnification obligation likely would be substantial and likely would have a material adverse effect on the party obligated to make such payments.
Geopolitical uncertainty, including arising from the ongoing conflict between Russia and Ukraine and the Israel-Hamas war, may adversely affect our business, results of operations and financial performance.
We have facilities across the globe including in Israel and Ukraine. If these facilities were to be damaged, destroyed or otherwise unable to operate, whether due to war, acts of hostility, or terrorist acts, such an event could jeopardize our ability to develop, manufacture and deliver certain products and adversely affect our operations and results of operations. Our operations have been, and could continue to be, disrupted by the absence of employees called to active duty to perform military service. The Russia-Ukraine conflict, the Israel-Hamas war, the attacks on shipping vessels in the Red Sea, and other hostilities or armed conflicts, or the interruption or curtailment of trade or transport between the countries where our facilities are located and their respective trading partners, could adversely affect our operations and results of operations. Further, political, economic and military instability around the world may lead to disruptions and instability in global markets, supply chains and industries that could negatively impact our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our ordinary shares made by us for the period from September 30, 2023 through December 31, 2023:

Period (2)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 30, 2023 - November 3, 2023	5,690,804	$25.48	5,690,804	$1,660,000,998
November 4, 2023 - December 1, 2023	3,626,951	$26.19	3,626,951	$1,565,004,252
December 2, 2023 - December 31, 2023	1,370,357	$25.54	1,370,357	$1,530,004,320
Total	10,688,112		10,688,112
(1)During the period from September 30, 2023 through December 31, 2023, all purchases were made pursuant to the programs discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.
(2)On August 2, 2023, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $2.0 billion. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of December 31, 2023, shares in the aggregate amount of $1.5 billion were available to be repurchased under the current plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
During the fiscal quarter ended December 31, 2023, the officers listed below adopted trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.
On November 22, 2023, Scott Offer, Executive Vice President and General Counsel, adopted a trading plan that provides for the sale of up to 150,000 ordinary shares of the Company. The plan will terminate on March 14, 2024, subject to early termination for certain specified events set forth in the plan.
On December 5, 2023, Michael P. Hartung, President, Agility Solutions, adopted a trading plan that provides for the sale of up to 43,381 ordinary shares of the Company. The plan will terminate on December 5, 2024, subject to early termination for certain specified events set forth in the plan.
On December 14, 2023, Hooi Tan, President, Global Operations and Components, adopted a trading plan that provides for the sale of up to 32,110 ordinary shares of the Company. The plan will terminate on December 12, 2024, subject to early termination for certain specified events set forth in the plan.
No other officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended December 31, 2023.

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

FLEX LTD.
(Registrant)

/s/ REVATHI ADVAITHI
Revathi Advaithi
Chief Executive Officer
(Principal Executive Officer)

Date:	February 2, 2024
/s/ PAUL R. LUNDSTROM
Paul R. Lundstrom
Chief Financial Officer
(Principal Financial Officer)

Date:	February 2, 2024