Form 10-K
period 2024-03-31
FLEX LTD.
filed 2024-05-17
CIK 866374

Use these links to rapidly review the document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to

Commission file number 000-23354
FLEX LTD.
(Exact name of registrant as specified in its charter)

Singapore	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2 Changi South Lane,
Singapore	486123
(Address of principal executive offices)	(Zip Code)
(65) 6876-9899
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, No Par Value	FLEX	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of September 29, 2023, the aggregate market value of the Company's ordinary shares held by non-affiliates of the registrant was approximately $11.8 billion based upon the closing sale price as reported on the Nasdaq Global Select Market.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2024
Ordinary Shares, No Par Value	401,640,807
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement to be delivered to shareholders in connection with the Registrant's 2024 Annual General Meeting of Shareholders	Part III

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
ITEM 1.    BUSINESS
OVERVIEW
Flex is the advanced, end-to-end manufacturing partner of choice that helps market-leading brands design, build, deliver and manage innovative products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, Flex supports our customers' entire product lifecycle with a broad array of services in every major region. The Company's full suite of specialized capabilities includes design and engineering, supply chain, manufacturing, post-production and post-sale services. Flex partners with customers across a diverse set of industries including cloud, communications, enterprise, automotive, industrial, consumer devices, lifestyle, healthcare, and energy. As of March 31, 2024, as a result of the Spin-off (defined below) of Nextracker Inc. ("Nextracker"), formerly our subsidiary and Nextracker segment, in the fourth quarter of fiscal year 2024, Flex now reports its financial performance based on two operating and reportable segments as follows:
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
•Flex Reliability Solutions ("FRS"), which is comprised of the following end markets:
◦Automotive, including next generation mobility, autonomous, connectivity, electrification, and smart technologies
◦Health Solutions, including medical devices, medical equipment, and drug delivery
◦Industrial, including capital equipment, industrial devices, embedded and critical power offerings, and renewables and grid edge.
On January 2, 2024, the Company completed its previously announced spin-off of its remaining interests in Nextracker (the "Spin-off") to Flex shareholders on a pro-rata basis based on the number ordinary shares of Flex held by each shareholder of Flex (the “Distribution”) as of December 29, 2023, which was the record date of the Distribution, pursuant to the Agreement and Plan of Merger, dated as of February 7, 2023. The historical financial results and financial position of our former Nextracker business, which was previously reported as a separate operating and reportable segment, are presented as discontinued operations in the consolidated statements of operations and balance sheets for all periods presented. The historical statements of comprehensive income and cash flows and the balances related to stockholders’ equity have not been revised to reflect the effect of the Spin-off. See note 7 "Discontinued Operations" to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” for further information.

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
In fiscal year 2024, our ten largest customers accounted for approximately 37% of net sales. No customer accounted for greater than 10% of the Company's net sales in fiscal year 2024.
Flex believes that growth in the contract manufacturing services industry will continue to be driven by increased complexities in products, markets, and sustainability requirements. The “Digitization of Everything” is the mega-trend that is driving products—and even whole industries—to be smarter, more data-driven, and more connected. To make these next generation products, companies must integrate increasingly advanced technologies and build them at scale.
Additionally, rising global uncertainty over the past few years including trade and tariff issues, increasing geopolitical unrest, and severe labor shortages are creating further complexity. Companies are rethinking their entire production strategies. We are seeing a global rebalancing in sourcing and production locations to maximize resiliency and decrease time to market. Sustainability is no longer an afterthought. Businesses are being held to a much higher standard for how and where their products are sourced and produced, and, increasingly, how they are serviced and disposed.
These complexities are making it harder for companies to manage their own supply chains, manufacturing operations and products. They are looking for trusted partners to help them navigate this complex environment. We believe that only a few outsourcing providers have the right capabilities and scale to meet these challenges effectively and profitably. Flex is one of these partners.
STRATEGY
Flex helps its customers responsibly design, build, deliver and manage products that create value and improve people’s lives. We do this by providing our customers with full product lifecycle services, from design, engineering, supply chain, component services and manufacturing to forward logistics, value-added fulfillment, reverse logistics and circular economy offerings. Flex’s strategy is to continue investing in areas where we can differentiate and add value, whether through product lifecycle capabilities, manufacturing and product technologies or developing differentiated processes and business methods. For example, Flex has developed unique offerings for hyperscalers and co-locators for embedded and critical power solutions which, combined with our traditional data center contract manufacturing business, provide integrated end to end solutions for our customers. We are strengthening our capabilities in factory automation, robotics, artificial intelligence, simulation, digital twins, connectivity and other disruptive technologies. We select ethical partners and integrate the supply chain so that our customers can operate efficiently and responsibly. We are committed to investing in our employees and communities, which includes addressing critical environmental issues.
People. To maintain competitiveness and world-class capabilities, we focus on hiring and retaining the world's best talent. We have focused on attracting the best engineering, functional and operational leaders and are focused on developing the future leaders of the Company.
Customer Focus. We believe that building strong partnerships with our customers and delivering on our commitments strengthens trust and customer retention. We focus on delivering distinctive products and services in a cost-effective manner with fast time to market. We are highly collaborative and leverage our global system and processes to operate with speed and responsiveness to provide customers reliable and responsible solutions throughout the product lifecycle.
Markets. We focus on companies that are leaders in their industry and value our superior capabilities in design and engineering, supply chain, manufacturing, post-production and post-sale services. Flex focuses on high-growth industries and markets where we have distinctive competence and a compelling value proposition. Examples include investments in specific technologies and industries such as automotive, cloud, healthcare, industrial, and energy. Our market-focused approach to managing our business increases customers' competitiveness by leveraging our deep vertical and cross-industry expertise, as well as global scale, regional presence, and agility to respond to changes in market dynamics.
Operations. We continue to invest in maintaining a leadership position in our world-class manufacturing services and capabilities including automation, simulation tools, digitizing our factories, and implementing leading edge advanced manufacturing methodologies. We leverage our broad set of capabilities globally to provide a competitive advantage by minimizing logistics costs, manufacturing costs, and cycle times while increasing flexibility and responsiveness.

SERVICE OFFERINGS
Flex provides design and engineering, supply chain, manufacturing, post-production and post-sale services through a network of approximately 100 locations in approximately 30 countries across four continents. We have established global scale through an extensive network of manufacturing operations and services sites in the world's major consumer and enterprise products markets (Asia, the Americas, and Europe) to serve the supply chain needs of both multinational and regional companies.
We believe we have the broadest product lifecycle capabilities within every major region in the industry, from concept design to sourcing to manufacturing to delivery and servicing through end-of-life. We believe our key competitive advantages are our people, processes, and capabilities for making products, systems, and solutions for customers:
•Time to market advantage: Our deep vertical and cross-industry expertise, unique set of full product lifecycle capabilities, and global and regional presence accelerate the production of complex products for increasingly interconnected markets and provide customers with a time to market advantage.
•End-to-end specialized services: Our full range of services help customers optimize and streamline the product lifecycle and seamlessly design, build, deliver, and manage products at scale with increased quality, productivity and speed.
•Global and regional scale: Flex’s physical infrastructure includes approximately 100 facilities in approximately 30 countries, staffed by approximately 148,000 employees, providing customers with truly global scale and strategic geographic distribution capabilities to meet their market needs.
We offer global economies of scale in advanced materials and technology sourcing, manufacturing and post-sale services, as well as market-focused expertise and capabilities in design and engineering. As a result of extensive experience in specific markets, we have developed a deep understanding of complex market dynamics, giving us the ability to anticipate trends that impact customers' businesses. Our expertise can help improve customers' market positioning by effectively adjusting product plans and roadmaps to efficiently and cost-effectively deliver high quality products that meet their geographic and time to market requirements.
Our end-to-end services include all processes necessary to design, build, deliver, and manage a wide range of products for customers. These services include:
Design and Engineering Services. Across all of the key industries and markets in which Flex does business, we offer industry-leading global design and engineering services, with extensive product design and engineering resources that provide design services, product development, systems integration services, and solutions to satisfy a wide array of customer requirements, including:
•System architecture;
•User interface and industrial design;
•Cross-industry technologies;
•Hardware design;
•Software integration; and
•Design for excellence.
Flex provides differentiated offerings and specialized capabilities in emerging technologies from edge AI and connectivity to sensors integration for specific industries and markets. The Company’s design and engineering services help customers de-risk technology adoption, develop products from concept to volume production and go to market in a rapid, cost effective and low risk manner.
Flex is exposed to different and, in some cases greater, potential liabilities from the various design and engineering services we provide than those we typically face in our core assembly and manufacturing services. See "Risk Factors—The success of certain of our activities depends on our ability to protect our intellectual property rights; claims of infringement or misuse of intellectual property and/or breach of license agreement provisions against our customers or us could harm our business."
Supply Chain Services. We offer one of the most trusted and resilient global supply chain services through a combination of digital supply chain capabilities, deep expertise, real time visibility and analytics, and collaborative supplier relationships to help customers navigate complex, global supply chains. Through our component services, we provide manufacturing, customization, procurement, global logistics services and innovative supply chain solutions on a wide range of electronic components by utilizing the Flex global procurement and supply chain ecosystem to increase resiliency.
Manufacturing Services. Our manufacturing operations and systems assembly generate the majority of our revenues and include printed circuit board assembly and assembly of systems and subsystems that incorporate printed circuit boards and complex electromechanical components. We assemble electronic products with custom electronic enclosures on either a build-to-order or configure-to-order basis. As customers seek to provide greater functionality in physically smaller products, they increasingly require more sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and our expertise in innovative miniaturization, packaging and interconnective technologies enable us to offer a variety of leading-edge manufacturing solutions. We support a wide range of product demand profiles, from low-volume, high-complexity programs, to high-volume production. Our manufacturing capabilities and systems assembly include enclosures, testing services, and materials procurement and inventory management.
Post-production Services. Through forward logistics and value-added fulfillment, including warehousing and vendor managed inventory, omni-channel fulfillment, kitting, configuration and postponement, Flex empowers customers to find the optimal route to market and deliver a seamless customer experience. Our customers are enabled to maximize operational resiliency thanks to the breadth of our global scale, strategic insights and extensive visibility. Our post-production services are tailored to customers from a wide range of industries that serve business-to-business and business-to-consumer markets.
Post-sale Services. We provide a suite of integrated reverse logistics and circular economy services that use globally consistent processes, which help increase our customers' brand loyalty by improving turnaround times and raising end-customer satisfaction levels while significantly reducing the carbon footprint for our customers. Our post-sale services include returns management, spare parts logistics, asset recovery, repair, refurbishment, warranty services, recycling and e-waste management. We service multiple product lines such as consumer and midrange products, printers, smart phones, audio devices, consumer medical devices, notebook personal computers, floorcare products, and highly complex infrastructure products.
Portfolio of Power Products. We offer an industry-leading, differentiated product portfolio of embedded and critical power solutions to help data center customers meet increasing power demands given the proliferation of Generative AI. Our embedded power capabilities span power shelves, battery back-up units, capacitive energy storage systems featuring battery management systems using lithium-ion batteries, and DC/DC converters, helping customers address board and rack power density requirements. At data center facilities, Anord Mardix, a Flex company, offers a broad array of critical power capabilities including building information modelling and pre-fabricated construction and turnkey installation of switchgear, busway, power distribution and modular power systems, along with monitoring solutions and services. Our embedded and critical power offerings enable greater efficiency, reduced latency, space and risk, and faster time to market. Our power portfolio combined with our server and storage products, racks and enclosures and full systems assembly capability provides the opportunity for growth in the data center market.
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
COMPETITIVE STRENGTHS
We continuously enhance our business through the development and expansion of our product and service offerings. We strive to maintain the efficiency and flexibility of the organization, with repeatable execution that adapts to macro-economic changes to provide clear value to customers, while increasing their competitiveness. We have a focused strategy on delivering value to customers through a comprehensive suite of product lifecycle capabilities, global and regional footprint, and vertical and cross-industry expertise.

Global Scale and Regional Strength. We believe our global scale and regional capabilities are a significant competitive advantage, as customers increasingly require a broad range of product lifecycle services globally. Increasingly, customers are evaluating regional-based supply chains to enhance resiliency and to take advantage of time to market and specific customization required to win in those markets. Our global expertise, footprint and diverse supply chain network provide customers with the ability to quickly adjust to changing regional, trade and manufacturing dynamics. We have a very balanced global manufacturing footprint with 40% of net sales in North America, 19% in China, 21% in Europe, the Middle East and Africa ("EMEA"), and 20% in other areas in our fiscal year ended March 31, 2024 (with net sales attributable to the country in which the product is manufactured, or service is provided).
Long-Standing, Diverse Customer Relationships. We believe our long-term relationships with key customers are the result of our track record of meeting commitments and delivering value that increases customers' competitiveness. We serve a wide range of customers across six reporting units within the FAS and FRS segments. No customer accounts for more than 10% of our annual revenue and the ten largest accounted for 37% of our net sales in fiscal year 2024.
Cross-Industry Synergies. One of our competitive strengths is our ability to leverage technology from one industry and apply it to a different application within another industry. Examples include our expertise in power and compute technology. For example, we leverage our experience in data center servers to support next-generation mobility applications in automotive. Our expertise in power applications is helping customers across applications in our Industrial, Automotive, and CEC customers. These cross-industry synergies give our customers access to technology they would not otherwise have.
Industrial Parks; Cost-Efficient Manufacturing Services. We have developed self-contained industrial parks that co-locate manufacturing and logistics operations with our suppliers in various cost-efficient locations. We offer a range of manufacturing services and capabilities in close proximity to vertically integrate the manufacturing process and offer additional value to our customers. These sites enhance supply chain management efficiency, while providing multi-technology solution value for customers.
HUMAN CAPITAL MANAGEMENT
Culture underlies our stakeholder experience. Our values are intended to reflect and guide our behaviors and shape our culture. We endeavor for our values-driven culture to align us as we pursue our purpose, uphold our mission, live our values, advance toward our vision, and activate our strategy.
In support of cultivating an inclusive, high-performing culture with our workforce, we continue to proliferate our Ways of Working, four specific behaviors that bring our values to life through actions, provide a framework for how we make decisions, and support ongoing progress on our Flex Forward strategy. The purpose of these behaviors is to enable us to put our culture into practice and provide an accountability system through training and development as well as performance management systems to ensure our desired behaviors become a part of our everyday working norms. In 2023, we continued to drive awareness and education of our leadership competencies to provide a common language and framework for our people leaders throughout the organization as it relates to leadership expectations, behaviors and skills necessary to lead the business and our people. Building on our vision, mission, values, and Ways of Working, we use this framework to assess, hire, train, and nurture our talent to develop the skills necessary for our ongoing success.
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
The Company's purpose, vision, mission and value statements aim to cultivate an inclusive, high-performing culture where employees are empowered and given opportunities to reach their full potential. We are committed to providing a positive and safe workplace for Flex employees, respecting their dignity, creating an inclusive environment, and ensuring access to opportunity. We recognize that we have an opportunity to promote and support a culture of inclusion and diversity, wellness, and health and safety among our employees. This year, we continued our culture initiative to create common language, expectations and behaviors through rollouts of training on our Ways of Working to all sites globally. We continued regular communications and supporting our leaders globally through quarterly training and team discussions to build an understanding of our Ways of Working, important leadership expectations and inclusion practices.
Employees. As of March 31, 2024, our global workforce totaled approximately 148,000 employees including our contractor workforce. In certain international locations, our employees are represented by labor unions and by work councils.

Region:	Number of Employees
Americas	58,251
Asia	60,091
Europe	29,773
Total	148,115
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
In response to the remaining effects of the COVID-19 pandemic, we maintained our resiliency framework and calibrated plans as outbreak risk diminished to assure the health and safety of our workforce. We continuously monitored site incidents and local trends and adjusted protocols to address real-time local conditions. This regional and local risk-based approach enabled us to continue to conduct operations throughout the pandemic and has been recognized by several governments as a role model for employee safety.
Diversity, Equity and Inclusion. Diversity, equity and inclusion are key priorities and strengths at Flex and are embedded in the fabric of our culture. Our commitment to diversity is exemplified by the composition of our Board of which three of ten directors are female and three of ten directors are ethnically diverse.
In 2023, we continued our progress on improving diversity, equity and inclusion through employee programs. Our employee resources groups ("ERGs") work to create a community that fosters belonging, build cultural awareness, and develop a new generation of diverse leaders at Flex by establishing a sustainable structure with executive support that challenges bias and promotes unity. With approximately 15,000 members, the Company maintains ERG chapters globally across seven identities: Asian and Pacific Islander, Black, LatinX, LGBTQ+, People with Disabilities, Women and Veterans. Our ERGs help to create a sense of community and support retention and attraction. Each ERG has an executive sponsor and is supported by senior leaders across the Company. The Company also held cultural awareness activities throughout the year to highlight specific groups including People with DiversAbilities Awareness Weeks, Black History Month, Asian Pacific Heritage Month, PRIDE Month, LatinX Heritage Month, and Women’s History Month among others.
In partnership with McKinsey, we continued to offer leadership development opportunities through their Management Accelerator and Executive Leadership Program to 24 Asian, 17 Black and 16 LatinX employees. We also continued SheLeads, our global leadership development program for women employees, offered leadership coaching and peer-mentoring to 35 gender and ethnically diverse leaders, and continued to implement on-demand inclusion training offerings. We also provided self-service tools and training on diversity, equity and inclusion practices to help employees build self-awareness, empathy and cultural competency, embrace inclusivity and improve diversity in recruiting. Furthermore, we leveraged external community partnerships with organizations such as Catalyst, the Business Roundtable, the National Society of Black Engineers (“NSBE”) and Women in Electronics to amplify our impact in recruiting and retaining diverse talent.
As of March 31, 2024, women represent 44% of our global employees, and underrepresented minorities (those who identify as Black/African American, Hispanic/Latinx, Native American, Asian and Pacific Islander and/or two or more races) represent 52% of our U.S. employees. Approximately 21% of our executive team and approximately 23% of our leadership team (director level and above) are female. Approximately 23% of our executive team and approximately 33% of our U.S. leadership team (director level and above) are comprised of underrepresented minorities.
We continued efforts in support of our corporate goals to increase the number of employees and leaders from underrepresented groups and are focused on evolving strategies and programs to help improve representation and better hire, retain and promote diversity across the organization. Additionally, we remain committed to parity in pay and opportunity.
Talent Attraction, Development, and Retention. Talent attraction, development, and retention are critical to our success and core to our mission as a company. To support the advancement of our employees, we provide training and development programs and opportunities encouraging advancement from within as well as continue to fill our team with strong and experienced external talent. We leverage both formal and informal programs, including in-person, virtual, social and self-directed learning, mentoring, coaching, and external development to identify, foster, and retain top talent. Employees have access to courses through our learning and development platform, Flex Learn. In 2023, our employees completed more than six million hours of training programs.
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
As a part of our efforts to improve employee experiences at Flex, we conduct the annual enterprise-wide employee engagement Flex Voice survey. Our leadership uses the results of the survey to continue developing our strengths and identify and take action on opportunities for improvement. This year 93% of employees completed the Flex Voice survey and the results reflected continued engagement.
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
Additional Human Capital Management Information. Additional information regarding human capital management will be included in our proxy statement filed in connection with our 2024 Annual General Meeting and our upcoming sustainability report. The information in the sustainability report is not a part of this Annual Report on Form 10-K and is not incorporated by reference.

SUSTAINABILITY
At Flex, our sustainability journey began in 2002 with the creation of the Flex Foundation. For more than 20 years, sustainability has been integrated into the fabric of our company, a key area of differentiation for Flex. In 2021, we refreshed our sustainability strategy with a new framework and joined the Science Based Targets initiative, a global movement comprised of leading companies working to reach the Paris Agreement’s goal of limiting global temperature rise to 1.5°C above preindustrial levels. Our sustainability framework is centered on the world, our people and our approach to business practices. Through our 2030 goals, we are committed to reducing our environmental impact, advancing a safe, inclusive and respectful work environment for our employees, investing in our communities, partnering with our customers and suppliers to help mitigate value chain emissions, and driving sustainability-focused practices with transparency. In 2022, we announced our commitment to reach net zero greenhouse gas (GHG) emissions by 2040, strengthening our climate action efforts.
Our strategy and global efforts, through our sustainability programs and multi-year objectives, are aligned with the principles set forth in the 2030 Sustainable Development Goals ("SDGs"). For the last four years, we were named an Advanced member of the United Nations Global Compact ("UNGC"), the world's largest corporate sustainability initiative, showcasing our commitment to integrate sustainability throughout our company and across our entire supply chain. Our 2030 sustainability strategy includes our most ambitious goals to date and spans several environmental, social, and governance pillars. Several goals of note include cutting operational emissions in half, collaborating with customers and suppliers to reduce value chain emissions, increasing gender representation at the director-level and above, providing access to mental health and well-being services to all employees, and maintaining top quartile performance for governance and transparency. The Flex Social and Environmental framework is based upon the principles, policies and standards prescribed by the RBA, a worldwide association of electronics companies committed to promoting an industry code of conduct to improve working and environmental, health and safety conditions, as well as other relevant international standards (e.g., ISO 14001, United Nations Guiding Principles on Business and Human Rights).
During calendar year 2023, we received several awards and accolades for our sustainability program and efforts from the Manufacturing Leadership Council and from the Sustainability Environmental Achievement and Leadership (SEAL) Award in the Sustainable Service category. In addition, Environment & Energy Leader Awards recognized the Flex Supplier Greenhouse Gas Emissions Reduction Program as a Top Project of the Year.
Through the Flex Foundation, we work with nonprofits, community leaders and governments to promote inclusive and sustainable economic growth, employment, and decent work for all. We help protect the environment, support resource conservation and provide disaster relief. We accomplish this through grants, corporate and employee donations, and volunteerism. In calendar year 2023, the Flex Foundation partnered with several organizations, including the American Red Cross, Dress for Success, United Way of Chennai, WWF Romania, Silicon Valley Education Foundation, among others, and provided more than $1.4 million in grant support to 57 local projects in 14 countries, 10 disaster relief projects to support well-known organizations, including Give2Asia and Save the Children, and several NGOs that support minorities and the environment, globally.
Flex is committed to transparency in sustainability reporting. Since 2013, the Company has adhered to the Global Reporting Initiative framework and has published an annual sustainability report. In 2023, we maintained our AA rating from Morgan Stanley Capital International ("MSCI"), and strong marks from CDP (formally known as Carbon Disclosure Project) for supplier engagement, water security and climate change, receiving an A- in each category. The Company also aligned its sustainability report to the Sustainability Accounting Standards Board framework. In addition, the Company produced its first Task force on Climate-related Financial Disclosures (TCFD) report in 2022.
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

We also comply with an increasing number of regulations concerning product safety and stewardship, packaging and labeling as well as product environmental compliance regulations focused on the restriction of certain hazardous substances, including:
•Restrictions on Hazardous Substances (“RoHS”) 2011/65/EU
•Waste Electrical and Electronic Equipment (“WEEE”) 2012/19/EU directives
•The regulation EC 1907/2006 EU Directive REACH (“Registration, Evaluation, Authorization, and Restriction of Chemicals”)
•China's RoHS entitled, Management Methods Caused by Controlling Pollution for Electronic Information Products (“EIPs”)
Moreover, climate change and other sustainability-related laws, regulations, treaties, and similar initiatives and programs are being adopted and implemented throughout the world, many of which we will be required to comply with. As described above, we are committed to maintaining compliance with sustainability-related laws applicable to our operations, products, and services.
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
Compliance with environmental laws and regulations, including those concerning climate change and other sustainability-related matters, requires continuing management efforts by the Company. The imposition of more stringent standards or requirements under these laws or regulations, the results of future testing and analysis undertaken by us at our operating facilities, or a determination that we are potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated to be required for such matters. Additionally, we could be required to alter our operations in order to comply with any new standards or requirements under environmental laws or regulations. There can be no assurance that additional environmental matters will not arise in the future or that costs will not be incurred with respect to sites as to which no issue is currently known.
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
INTELLECTUAL PROPERTY
We own or license various United States and foreign patents relating to a variety of technologies. For certain of our proprietary processes, inventions, and works of authorship, we rely on trade secret or copyright protection. We also maintain trademark rights (including registrations) for our corporate name and several other trademarks and service marks that we use in our business in the United States and other countries throughout the world. We have implemented appropriate policies and procedures (including both technological means and training programs for our employees) to identify and protect our intellectual property, as well as that of our customers and suppliers. As of March 31, 2024, and 2023, the carrying value of our intellectual property was not material.

Although we believe that our intellectual property assets and licenses are sufficient for the operation of our business as we currently conduct it, from time to time third parties assert patent infringement claims against us or our customers. In addition, we provide design and engineering services to our customers and also design and make our own products. As a consequence of these activities, our customers are sometimes requiring us to take responsibility for intellectual property to a greater extent than in our manufacturing and assembly businesses. If and when third parties make assertions regarding the ownership or right to use intellectual property, we could be required to either enter into licensing arrangements or to resolve the issue through litigation. Such license rights might not be available to us on commercially acceptable terms, if at all, and any such litigation might not be resolved in our favor. Additionally, litigation could be lengthy and costly and could materially harm our financial condition regardless of the outcome. We also could be required to incur substantial costs to redesign a product or re-perform design and engineering services. See "Risk Factors - The success of certain of our activities depends on our ability to protect our intellectual property rights; claims of infringement or misuse of intellectual property and/or breach of license agreement provisions against our customers or us could harm our business."
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
We were incorporated in the Republic of Singapore in May 1990. Our registered office is located at 2 Changi South Lane, Singapore 486123. Our headquarters and principle executive offices are located at 12455 Research Boulevard, Austin, TX 78759.
ITEM 1A.    RISK FACTORS
Our business, financial condition, results of operations and prospects are subject to various risks and uncertainties, including those described below. You should carefully consider the following risks and all of the other information contained in this report, including our consolidated financial statements and related notes, before investing in any of our securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks, or other risks and uncertainties that are not yet identified or that we currently think are immaterial, actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the market price of our ordinary shares could decline. We may amend, supplement or add to the risk factors described below from time to time in future reports filed with the SEC.
Summary of Risk Factors
The following is a summary of the principal risks and uncertainties that could materially adversely affect our business, financial condition, results of operations and prospects. You should read this summary together with the more detailed description of each risk factor contained below.
•Global economic conditions, including inflationary pressures, currency volatility, slower growth or recession, higher interest rates, geopolitical uncertainty (including arising from the ongoing conflict between Russia and Ukraine and the Israel-Hamas war) and instability in financial markets may adversely affect our business, results of operations, financial condition, and access to capital markets.
•We depend on industries that continually produce technologically advanced products with short product lifecycles and our business would be adversely affected if our customers' products are not successful or if our customers lose market share.
•Our customers have in the past and may in the future cancel their orders, change production quantities or locations, or delay production, any of which could harm our business; the short-term nature of our customers’ commitments and rapid changes in demand have in the past caused, and may in the future cause, supply chain and other issues which could adversely affect our operating results.
•A significant percentage of our sales comes from a small number of customers and a decline in sales to any of these customers has in the past adversely affected, and may in the future adversely affect, our business.

•Supply chain disruptions, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, have in the past affected, and may in the future affect, our ability to meet customer demand, lead to higher costs, or result in excess or obsolete inventory.
•Our business has in the past been, and may in the future be, adversely affected by delays and increased costs resulting from issues that our common carriers deal with in transporting our materials, our products, or both.
•Our industry is extremely competitive; if we are not able to continue to provide competitive products and services, we may lose business. In addition, our customers may decide to manufacture their products internally, which could harm our business.
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
•Our exposure to financially troubled customers or suppliers has in the past adversely affected, and may in the future adversely affect, our financial results.
•Our margins and profitability have in the past been, and may in the future be, adversely affected due to substantial investments, start-up and production ramp costs in our design and engineering services.
•If we do not effectively manage changes in our operations, our business may be harmed; we have taken substantial restructuring charges in the past and we may need to take material restructuring charges in the future.
•A breach of our IT or physical security systems, or violation of data privacy laws, may cause us to incur significant legal and financial exposure and adversely affect our operations.
•We may not achieve some or all of the intended or anticipated benefits of the separation of Nextracker, which could negatively impact our business, financial condition and results of operations.
•If the Nextracker Spin-off fails to qualify for tax-free treatment, we, our subsidiaries and our former shareholders could incur significant tax liabilities.
•In connection with the separation of Nextracker, Nextracker has agreed to retain and indemnify us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that Nextracker’s ability to satisfy its indemnification obligation will not be impaired in the future. We or Nextracker may fail to perform under various transaction agreements that have been executed in connection with or as part of the separation of Nextracker.
•We are subject to risks relating to our dependence on our executive officers and skilled personnel.
•We are subject to the risk of increased income taxes.
•We are subject to risks relating to litigation and regulatory investigations and proceedings, which may have a material adverse effect on our business.
•Exports and imports of certain of our products are subject to various export control, sanctions, and import regulations and may require authorization from regulatory agencies of the U.S. or other countries.
•Catastrophic events could have a material adverse effect on our operations and financial results.
•Union disputes or other labor disruptions could adversely affect our operations and financial results.
•Our operating results may fluctuate significantly due to seasonal demand.
•Our strategic relationships with major customers create risks.
•We may encounter difficulties with acquisitions and divestitures, which could harm our business.
•The success of certain of our activities depends on our ability to protect our intellectual property rights; claims of infringement or misuse of intellectual property and/or breach of license agreement provisions against our customers or us could harm our business.
•If our compliance policies are breached, we may incur significant legal and financial exposure.

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
•Changes in our credit rating may make it more expensive for us to raise additional capital or to borrow additional funds. We are also exposed to interest rate fluctuations on our borrowings and investments.
•Fluctuations in foreign currency exchange rates could increase our operating costs.
•Failure to comply with domestic or international employment and related laws could result in the payment of significant damages, which would reduce our net income.
•Failure to meet sustainability, including environmental, social and governance (ESG) expectations or standards, or to achieve our sustainability goals, may have an adverse impact on our business, impose additional costs on us, and expose us to additional risks.
•Climate change, and the legal and regulatory initiatives related to climate change, could adversely affect our business, results of operations and financial condition.
•Our failure to comply with environmental, health and safety, product stewardship and producer responsibility laws or regulations could adversely affect our business.
Business and Operational Risks
Our customers have in the past and may in the future cancel their orders, change production quantities or locations, or delay production, any of which could harm our business; the short-term nature of our customers’ commitments and rapid changes in demand have in the past caused, and may in the future cause, supply chain and other issues which could adversely affect our operating results.
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

A significant percentage of our sales come from a small number of customers and a decline in sales to any of these customers has in the past adversely affected, and may in the future adversely affect, our business.
Sales to our ten largest customers represent a significant percentage of our net sales. Our ten largest customers accounted for approximately 37%, 37% and 36% of net sales in fiscal years 2024, 2023 and 2022, respectively. No customer accounted for more than 10% of net sales in fiscal year 2024, 2023 or 2022. Our principal customers have varied from year to year. These customers have in the past experienced, and may in the future experience, dramatic declines in their market shares or competitive position, due to economic or other forces, that may cause them to reduce their purchases from us or, in some cases, result in the termination of their relationship with us. Significant reductions in sales to any of our largest customers, or the loss of major customers, have in the past harmed, and could in the future materially harm, our business. If we are not able to replace expired, canceled or reduced contracts with new business in a timely manner, our revenues and profitability could be harmed. Additionally, mergers, acquisitions, consolidations or other significant transactions involving our key customers generally entail risks to our business. If a significant transaction involving any of our key customers results in the loss of or reduction in purchases by any of our largest customers, it could have a material adverse effect on our business, results of operations, financial condition and prospects.
Supply chain disruptions, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, have in the past affected, and may in the future affect, our ability to meet customer demand, lead to higher costs, or result in excess or obsolete inventory.
From time to time, we have experienced shortages of some of the components, including electronic components, that we use. These shortages can result from strong demand for those components or from problems experienced by suppliers, such as shortages of raw materials. In the past there have been industry wide conditions, pandemics, natural disasters and global events that have caused material and component shortages. Most recently, we have experienced shortages of semiconductor components which have impacted our business, including curtailed production or delays in production, and delays in making scheduled shipments to customers. Inflationary pressures have increased and may continue to increase pricing of components. Our failure or inability to accurately forecast demand and volatility in the availability of materials, equipment, components, and services, including rising prices due to inflation or scarcity of availability, have in the past adversely impacted, and may in the future, adversely impact our business and results of operations.
Our inability to make scheduled shipments has in the past caused, and may in the future cause us to experience a reduction in sales, increase in inventory levels and costs, and could adversely affect relationships with existing and prospective customers. Component shortages have in the past and may in the future also increase our cost of goods sold because we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. As a result, component shortages have in the past affected, and may in the future adversely affect, our operating results. Our customers also may experience component shortages which may adversely affect customer demand for our products and services. Our end markets have in the past been, and may in the future be, impacted by logistical constraints and increased freight and logistics costs around the world.
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
Our supply chain has in the past been, and may in the future be, impacted by other events outside our control, including macro-economic events, trade restrictions, political crises, social unrest, terrorism, and conflicts (including the Russian invasion of Ukraine, the Israel-Hamas war, the attacks on shipping vessels in the Red Sea and other geopolitical conflicts), public health emergencies, or natural or environmental occurrences in locations where we or our customers and suppliers have manufacturing, research, engineering and other operations.
Our business has in the past been, and may in the future be, adversely affected by delays and increased costs resulting from issues that our common carriers deal with in transporting our materials, our products, or both.
Given the complexity of our supply chain and our geographically dispersed operations, we depend on a variety of common carriers to transport our materials from our suppliers to us, and to transport our products from us to our customers. Problems suffered by any of these common carriers, whether due to geopolitical issues due to the Russian invasion of Ukraine and the Israel-Hamas war, disruptions as a result of attacks on shipping vessels in the Red Sea, a natural disaster, labor problems, increased energy prices, criminal activity or some other issue, have in the past resulted, and may in the future result in shipping delays, increased costs, or other supply chain disruptions, and therefore have in the past had, and may in the future have, a material adverse effect on our operations. The effects of climate change, including extreme weather events, long-term changes in temperature levels and water availability may exacerbate these risks.

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
Our margins and profitability have in the past been, and may in the future be, adversely affected due to substantial investments, start-up and production ramp costs in our design and engineering services.
As part of our strategy to enhance our end-to-end service offerings, we continue to expand our design and engineering capabilities. Providing these services can expose us to different or greater potential risks than those we face when providing our manufacturing services.
Although we enter into contracts with our design and engineering services customers, we often design and develop products for these customers prior to receiving a purchase order or other firm commitment from them. We are required to make substantial investments in the resources necessary to design and develop these products, and no revenue may be generated from these efforts if our customers do not approve the designs in a timely manner or at all. In addition, we may make investments in designing products and not be able to design viable manufacturable products, in which cases we may not be able to recover our investments. Even if we are successful in designing manufacturable products and our customers accept our designs, if our customers do not then purchase anticipated levels of products, we may not realize any profits. Our design and engineering activities often require that we purchase inventory for initial production runs before we have a purchase commitment from a customer. Even after we have a contract with a customer with respect to a product, these contracts sometimes allow the customer to delay or cancel deliveries and may not obligate the customer to any particular volume of purchases. These contracts can generally be terminated on short notice. In addition, some of the products we design and develop, including in the automotive and health solutions industries, must satisfy safety and regulatory standards and some must receive government certifications. If we fail to obtain these approvals or certifications on a timely basis, we would be unable to sell these products, which would harm our sales, profitability and reputation.
Our design and engineering services offerings require significant investments in research and development, technology licensing, test and tooling equipment, patent applications, facility building and expansion, and recruitment. We may not be able to achieve a high enough level of sales for this business to be profitable. The costs of investing in the resources necessary to expand our design and engineering capabilities, and in particular to support our design and engineering services offerings, have historically adversely affected our profitability, and may continue to do so as we continue to make investments to grow these capabilities.
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
In recent years, including fiscal years 2024, 2023, and 2022, we initiated targeted restructuring activities focused on improving operational efficiencies by reducing excess workforce capacity, optimizing our portfolio (in particular, customers and products in our consumer devices business), and optimizing our cost structure in lower growth areas. Restructuring charges are recorded based upon employee termination dates, site closure and consolidation plans generally in conjunction with an overall corporate initiative to drive cost reduction and realign the Company's global footprint.
We may be required to take additional charges in the future to align our operations and cost structures with global economic conditions, market demands, cost competitiveness, and our geographic footprint as it relates to our customers' production requirements. We may consolidate or divest certain manufacturing facilities or transfer certain of our operations to other geographies. If we are required to take additional restructuring charges in the future, our operating results, financial condition, and cash flows could be adversely impacted. Additionally, there are other potential risks associated with our restructurings that could adversely affect us, such as delays encountered with the finalization and implementation of the restructuring activities, work stoppages, and the failure to achieve targeted cost savings.
A breach of our IT or physical security systems, or violation of data privacy laws, may cause us to incur significant legal and financial exposure and adversely affect our operations.
We rely on our information systems, some of which are managed by third parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable information in each case relating to employees, customers, vendors, consumers, and other business partners), and to manage or support a variety of critical business processes and activities including manufacturing, design and engineering services, financial reporting, recordkeeping, compliance and internal controls, human and capital asset and inventory management, procurement, invoicing, treasury activities, and electronic communications. With increased work-from-home arrangements, we are increasingly dependent upon our information systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our information systems. We may be adversely affected if our information systems break down, fail, or are no longer supported. In addition, we continue to invest in and implement modifications and upgrades to our information systems, which may be complex and require significant management oversight, and subject us to inherent costs and associated risks including disruption of operations and loss of information.
We regularly face attempts by sophisticated and malicious actors to gain unauthorized access to our information systems, including those using techniques that change frequently or may be disguised or difficult to detect and remain dormant until a triggering event or that may continue undetected for an extended period of time. They may attempt to gain access to our networks, data centers or cloud resources - including those managed by third parties - or those of our customers, vendors or end users; steal proprietary information related to our business, products, employees, and customers; or interrupt our systems, operations or services or those of our customers, vendors or others. We believe such attempts are increasing in number and in technical sophistication, including through the use of adversarial artificial intelligence techniques, which, if we are subject to, could have material adverse effects. Due to increasing global tensions and conflicts, including involving China, the ongoing Russia/Ukraine conflict, and the conflict in the Middle East, we and the third parties upon which we rely may be vulnerable to a currently heightened risk of information technology breaches, computer malware, ransomware or other cyber attacks, including attacks that could materially disrupt our systems and operations, supply chain and ability to produce, sell and distribute our products.
In some instances, we, our customers, vendors, or the users of our products and services might be unaware of an incident or its magnitude and effects. We have implemented and maintain security systems with the intent of protecting the physical security of our facilities and inventory and protecting our information systems including our customers’ and vendors’ information. We seek to prevent, detect, investigate, contain and mitigate security-related threats and unauthorized attempts and attacks against our information systems, networks, products, and services, and to prevent their recurrence where practicable through changes to our internal processes and tools. There can be no assurance, however, that our security measures will be sufficient to prevent a material breach or compromise in the future.
We are subject to, and at times have suffered from, breach or attempted breach of our security systems which have in the past and may in the future result in unauthorized access to our facilities and/or unauthorized acquisition, use or theft of the assets, inventory or information we are trying to protect. If unauthorized parties gain physical access to our facilities, operations, assets, inventory, or information or if they gain electronic access to our information systems or if such facilities, operations, assets, inventory or information are used in an unauthorized manner, misdirected, or lost or stolen during transmission or transport, any theft or misuse of such operations, assets, inventory or information could result in, among other things, unfavorable publicity, loss of competitive advantage, governmental inquiry and oversight, difficulty in marketing and selling our services, increased security and compliance costs, significant costs related to rebuilding internal systems, higher insurance premiums, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties including our customers and possible financial penalties, fines or obligations for damages related to the theft or misuse of such assets, inventory or information, any of which could have a material adverse effect on our profitability and cash flows. Further, third parties, such as cloud or hosted solution providers, could be a source of risk in the event of a failure of their own systems and infrastructure or could experience their own privacy or security event which could create risks similar to those described above. These risks are likely to be elevated in times of geopolitical instability and escalated tensions between countries. Moreover, we may be required to invest significant additional resources to comply with evolving cybersecurity regulations and to modify and enhance our information systems, information security and controls, and to investigate and remediate any security vulnerabilities.
We are subject to laws and regulations in the U.S. and in other countries relating to privacy and the collection, use, transfer, storage and security of personal data, including the European Union General Data Protection Regulation (“GDPR”), the UK GDPR, the EU ePrivacy Directive, Singapore’s Personal Data Protection Act, China’s Personal Information Protection Law (“PIPL”), and other privacy and data security laws throughout the Asia Pacific region and across the globe. In the U.S., many states including California, Colorado, Connecticut, Utah and Virginia have enacted data privacy laws. The California Consumer Privacy Act (“CCPA”) became effective January 1, 2020 and was further amended by the California Privacy Rights Act (“CPRA”), which became effective on January 1, 2023. The CCPA and CPRA, among other requirements, require covered companies to provide new rights and disclosures to California consumers, and allow such consumers abilities to opt-out of certain sales of personal information and other activities, and creates a new regulatory enforcement body. These recent and potential additional regulations and avenues for enforcement could result in, among other things, government inquiries, which could result in significant penalties. Additionally, new privacy and data protection laws and regulations are being considered, under development or are pending at the U.S. Federal and state level and many international jurisdictions.
These laws continue to develop and may have conflicting requirements or be inconsistent from jurisdiction to jurisdiction. This poses increasingly complex compliance challenges, which have resulted, and will continue to result in, increased compliance costs, and have required, and may in the future require, us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Any actual or perceived failures to comply with these laws or regulations, or related contractual or other obligations, or any perceived privacy rights violation, whether by us, one of our third-party service providers or vendors or another third party, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, penalties, and other liabilities, as well as harm to our reputation and market position. The GDPR, the PIPL, U.S. state laws and other laws and self-regulatory codes may affect our ability to reach current and prospective customers, to understand how our solutions and services are being used, to respond to customer requests allowed under the laws, to transfer information among the Company and its international subsidiaries, and to implement our business strategy effectively. These laws and regulations could similarly affect our customers.
We may not achieve some or all of the intended or anticipated benefits of the separation of Nextracker, which could negatively impact our business, financial condition and results of operations.
On January 2, 2024, we completed the separation of Nextracker and, as a result, Flex no longer beneficially owns any of the outstanding shares of Nextracker’s capital stock. The separation is expected to provide various benefits including, among others, enabling our investors to evaluate the merits, performance and future prospects of each of Flex’s and Nextracker’s respective businesses and to invest in each company separately based on their distinct characteristics, and allowing us to more effectively pursue our distinct operating priorities and strategies, and enabling our management to focus more closely on the development and growth of our remaining businesses and operating segments. We may not achieve these or some or all of the other benefits expected to result from the separation of Nextracker, or such benefits may be delayed, for a variety of reasons, including, among others, as a separate company, Flex may be more susceptible to market fluctuations and other adverse events than if Nextracker was still fully integrated with Flex, as our businesses may be less diversified than when combined with Nextracker; and the risk of claims, suits, or legal proceedings that may arise in connection with the separation and the agreements that were entered into in connection with or as part of the separation. If we fail to achieve some or all of the benefits expected to result from the separation of Nextracker, or if such benefits are delayed, our businesses, financial condition and results of operations could be materially and adversely affected.
If the Nextracker Spin-off fails to qualify for tax-free treatment, we, our subsidiaries and our former shareholders could incur significant tax liabilities.
Pursuant to that certain Merger Agreement by and among us, Nextracker, Yuma, Inc. (“Yuma”) and Yuma Acquisition Corp. (“Merger Sub”) dated as of February 7, 2023 (the “Merger Agreement”), on January 2, 2024, we effectuated a distribution of the remaining interests that we owned in Nextracker to all our shareholders through the following transactions (together, the “Transactions”): (i) a court-approved capital reduction carried out pursuant to Section 78G of the Singapore

Companies Act (the “Capital Reduction”), (ii) a distribution of all the shares of the common stock, par value $0.001, of Yuma (the “Yuma Common Stock”) by way of a distribution in specie to our shareholders (the “Distribution” and, together with any distribution in the series of internal distributions of the shares of Yuma Common Stock from Flextronics International USA, Inc. (“FIUI”) to us through a chain of our wholly-owned subsidiaries, the “Distributions”), (iii) the merger of Yuma Merger Sub with and into Yuma, with Yuma surviving the merger as a wholly-owned subsidiary of Nextracker (the “Merger”) and pursuant to which each share of Yuma Common Stock outstanding immediately prior to the Merger was automatically converted into the right to receive a number of shares of Class A common stock of Nextracker (the “Class A common stock”) based on the Exchange Ratio (as defined in the Merger Agreement) (with cash payments to holders of shares of Yuma Common Stock in lieu of any fractional shares of Class A common stock in accordance with the terms of the Merger Agreement), and (iv) the merger of Yuma with and into a wholly-owned limited liability company subsidiary of Nextracker, with such limited liability company surviving the merger as a wholly-owned subsidiary of Nextracker, which was undertaken on January 2, 2024 shortly following the completion of the Merger (together with the Merger, the “Mergers”).
We have received a private letter ruling from the Internal Revenue Service (the “IRS”) regarding certain matters germane to the Distributions qualifying as tax-free under Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”). In addition to the private letter ruling, we have received an opinion from Deloitte Tax LLP to the effect that the Distributions will qualify as tax-free under Section 355 of the Code and the Mergers will qualify as a tax-free reorganization under Section 368(a) of the Code. The private letter ruling and opinion are based on certain facts and assumptions, and certain representations and undertakings, from us and Nextracker establishing that certain conditions that are necessary to obtain tax-free treatment under the Code have been satisfied. If any of the facts, representations, assumptions or undertakings with respect to the private letter ruling or the opinion is not correct or has been violated, we may not be able to rely on the private letter ruling or opinion. The opinion represents Deloitte Tax LLP’s judgment and is not binding on the IRS or the courts, and the IRS or the courts may not agree with the conclusions reached in the opinion, so there can be no certainty that the IRS will not challenge the conclusions reflected in the opinion or that a court will not sustain such a challenge. In addition, the opinion was based on then-current law, and cannot be relied on if such law changes with retroactive effect. If, notwithstanding the conclusions expressed in the private letter ruling and the opinion, the Distributions or the Mergers were determined to be taxable, we, our subsidiaries and our former shareholders could incur significant tax liabilities. For example, if one or more of the Distributions were determined to be taxable, we would generally recognize gain in an amount equal to the excess of the fair market value of the Yuma common stock distributed at the time of the Distributions over the tax basis in the shares distributed.
In connection with the separation of Nextracker, Nextracker has agreed to retain and indemnify us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that Nextracker’s ability to satisfy its indemnification obligation will not be impaired in the future.
Pursuant to the separation agreement, the tax matters agreement and certain other agreements with Nextracker, Nextracker has agreed to retain and indemnify us for certain liabilities. However, third parties could also seek to hold us responsible for any of the liabilities that Nextracker has agreed to retain, and there can be no assurance that the indemnity from Nextracker will be sufficient to protect us against the full amount of such liabilities, or that Nextracker will be able to fully satisfy its indemnification obligations. In addition, Flex’s and/or Nextracker’s insurance coverage may not be available or sufficient to cover certain occurrences of indemnified liabilities, and in any event insurers may deny coverage for liabilities associated with certain occurrences of indemnified liabilities. Moreover, even if we ultimately succeed in recovering from Nextracker or such insurance providers any amounts for which we are held liable, we may be temporarily required to bear these losses. Each of these risks could have a material adverse effect on our businesses, financial condition and results of operations.
We or Nextracker may fail to perform under various transaction agreements that have been executed in connection with or as part of the separation of Nextracker.
The separation agreement, the tax matters agreement and other agreements that were entered into in connection with or as part of the separation of Nextracker determine, among other matters, the allocation of assets and liabilities between the companies following the separation for those respective areas and include related indemnifications related to liabilities and obligations. Further, the Nextracker LLC operating agreement provides certain obligations of Nextracker and its affiliates with respect to specified tax distributions and other matters. We have relied and will continue to rely on Nextracker to satisfy its performance and payment obligations in good faith under these agreements. If Nextracker is unable or unwilling to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses.
In addition, from time to time, claims, suits, or legal proceedings may arise in connection with the separation of Nextracker and the agreements that were entered into in connection with or as part of the separation. If we receive an adverse judgment in any such matter, we could be required to pay damages or cease certain practices or activities. Regardless of the merits of the claims, suits or other legal proceedings may be both time-consuming and disruptive to our business. The defense and ultimate outcome of any claims, suits or other legal proceedings could have a material adverse effect on our businesses, financial condition and results of operations.
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
•diversion of management’s attention from the normal operation of our business;
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
Our success depends to a large extent upon our ability to hire and retain a workforce with the skills necessary for our business to develop and manufacture the products desired by our customers. We need highly skilled personnel in multiple areas including, among others, engineering, manufacturing, information technology, cybersecurity, supply chain, business development, and management including our executive officers and other key employees. Generally, our employees are not bound by employment or non-competition agreements, and we cannot assure you that we will retain our executive officers and other key employees. We could be seriously harmed by the loss of any of our executive officers or other key employees. Future leadership transitions and management changes may cause uncertainty in, or a disruption to, our business, and may increase the likelihood of senior management or other employee turnover. In addition, in connection with expanding our design and engineering services offerings, we must attract and retain experienced design engineers. Our failure to recruit and retain experienced design engineers could limit the growth of our design and engineering services offerings, which could adversely affect our business. There is substantial competition in our industry for skilled employees and we may incur higher labor, recruiting and/or training costs in order to attract and retain employees with the requisite skills. We may not be successful in hiring or retaining such employees which could adversely impact our business and results of operations. Additionally, hiring, training and retaining skilled employees may be adversely impacted by global economic uncertainty and changes to office environments and workforce trends. From time to time, we face challenges that may impact employee retention, such as workforce reductions and facility consolidations and closures, and some of our most experienced employees are retirement-eligible which may adversely impact retention. To the extent that we lose experienced personnel through retirement or otherwise, it is critical for us to develop other employees, hire new qualified employees and successfully manage the transfer of critical knowledge.
There also is the risk that we will be unable to achieve our diversity, equity and inclusion objectives and goals or meet the related expectations of our shareholders and other stakeholders. Our ability to successfully identify, hire, and promote employees, and meet our objectives and goals, may also be impacted by legal and judicial developments outside of our control and may necessitate changes to employment practices. For example, some advocacy groups and state attorneys general have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters, and scrutiny of certain corporate diversity, equity and inclusion practices since this decision have been increasing.
Union disputes or other labor disruptions could adversely affect our operations and financial results.
Certain of our employees are represented by labor unions or works councils. There has been a general increase in workers exercising their right to form or join a union globally. The unionization of significant employee populations could result in increased labor costs or other terms that are less favorable to us, and increased risk of strikes and work stoppages. We may also be subject to general country strikes or work stoppages unrelated to our business. A work stoppage or other limitations on production at our facilities, or strikes or work stoppages experienced by our customers or suppliers, could have an adverse effect on our business, results of operations and financial condition.
Catastrophic events could have a material adverse effect on our operations and financial results.
Our operations or systems could be disrupted by natural disasters, terrorist activity, public health issues, cybersecurity incidents, interruptions of service from utilities, political crises and conflicts (including the Russian invasion of Ukraine, the Israel-Hamas war, and other geopolitical conflicts), interruptions of service from transportation or telecommunications providers, or other catastrophic events. Climate change may exacerbate the frequency and intensity of natural disasters and adverse weather conditions. Such events could make it difficult or impossible to manufacture or deliver products to our customers, receive production materials from our suppliers, or perform critical functions, which could adversely affect our revenue and require significant recovery time and expenditures to resume operations. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, some of our systems are not fully redundant and we cannot be sure that our plans will fully protect us from all such disruptions.
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
We derive our revenue from customers in a number of end markets and factors affecting any of these industries in general or our customers in particular, could adversely impact us. These factors include:
•rapid changes in technology, including as a result of artificial intelligence, evolving industry standards, and requirements for continuous improvement in products and services that result in short product lifecycles;
•demand for our customers' products may be seasonal;
•our customers may fail to successfully market their products, and our customers' products may fail to gain widespread commercial acceptance;

•our customers' products may have supply chain issues; and
•our customers may experience dramatic market share shifts in demand which may cause them to lose market share or exit businesses.
Our industry is extremely competitive; if we are not able to continue to provide competitive services, we may lose business. In addition, our customers may decide to manufacture their products internally, which could harm our business.
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
•our supply agreements with the customers generally do not require any minimum volumes of purchase by the customers, and the actual volume of purchases may be less than anticipated; and
•if demand for the customers’ products declines, the customer may reduce its volume of purchases, and we may not be able to sufficiently reduce the expenses of operating the facility or use the facility to provide services to other customers.
As a result of these and other risks, we have been, and in the future may be, unable to achieve anticipated levels of profitability under these arrangements. In addition, these strategic arrangements have not, and in the future may not, result in any material revenues or contribute positively to our earnings per share.
Financial Risks
Our exposure to financially troubled customers or suppliers has in the past adversely affected, and may in the future adversely affect, our financial results.
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
We are subject to taxes in numerous jurisdictions. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory rates and changes in tax laws or their interpretation including changes related to tax holidays or tax incentives. The international tax environment continues to change as a result of both coordinated efforts by governments and unilateral measures designed by individual countries, both intended to tackle concerns over perceived international tax avoidance techniques, which could ultimately have an adverse effect on the taxation of international businesses. In the U.S., various proposals to raise corporate income taxes are under active consideration. On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”), which includes a new corporate minimum tax, a stock repurchase excise tax, numerous green energy credits, and other tax provisions. Pending further guidance, it is possible that the IRA could increase our future tax liability, which could in turn adversely impact our business and future profitability.
In addition, the Organization for Economic Co-operation and Development (“OECD”) has proposed certain international tax reforms that would impose a global minimum tax rate of 15%, among other provisions, as part of its Base Erosion and Profit Shifting Project. On December 14, 2022, the European Union (EU) approved a directive requiring member states to incorporate the global minimum tax rules. Several other countries are also considering changes to their tax law to implement the OECD’s minimum tax proposal. Certain countries, including certain EU member states, have enacted or are expected to enact legislation incorporating the global minimum tax with effect as early as 2024 and further implementation of a global minimum tax is expected by 2025. Important details of these minimum tax developments are still to be determined and, in some cases, enactment and timing remain uncertain. While it is too early to assess the overall impact of these potential changes, as these and other tax laws and related regulations are revised, enacted and implemented, they could increase tax complexity and uncertainty, adversely impact our effective tax rate and may have a material impact on our results of operations, cash flows and financial position. The foregoing and other changes to tax laws could have broader implications, including impacts to the economy, currency markets, inflation or competitive dynamics, which are difficult to predict, and may positively or negatively impact the Company.
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
In addition, the Company and its subsidiaries are regularly subject to tax return audits and examinations by various taxing jurisdictions around the world. For example, one of the Company’s Brazilian subsidiaries has received assessments for certain sales and import taxes which the Company is opposing. In determining the adequacy of our provision for income taxes, we regularly assess the likelihood of adverse outcomes resulting from tax examinations. While it is often difficult to predict the final outcome or the timing of the resolution of a tax examination, we believe that our reserves for uncertain tax benefits reflect the outcome of tax positions that are more likely than not to occur. However, we cannot assure you that the final determination of any tax examinations will not be materially different than that which is reflected in our income tax provisions and accruals. Should additional taxes be assessed as a result of a current or future examination, there could be a material adverse effect on our tax provision, operating results, financial position and cash flows in the period or periods for which that determination is made.
Our debt level may create limitations.
As of March 31, 2024, our total debt was approximately $3.3 billion. This level of indebtedness could limit our flexibility as a result of debt service requirements and restrictive covenants, and may limit our ability to access additional capital or execute our business strategy.
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

Changes in our credit rating may make it more expensive for us to raise additional capital or to borrow additional funds. We are also exposed to interest rate fluctuations on our borrowings and investments.
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
In addition, we are exposed to interest rate risk under our variable rate, bilateral facilities, revolving credit facility and term loans that we may enter into from time to time for indebtedness we have incurred or may incur under such facilities to the extent they are used. The interest rates on our borrowings under our revolving credit facility may be based on either (i) the Term Secured Overnight Financing Rate ("Term SOFR") or (ii) the base rate (the greatest of the agent's prime rate, the federal funds rate plus 0.50%, and the Term SOFR plus 1.00%) plus an applicable margin, in each case depending on our credit rating, and other borrowings also may be based on Term SOFR. Refer to the discussion in note 9 to the consolidated financial statements, "Bank Borrowings and Long-Term Debt" for further details of our debt obligations. We are also exposed to interest rate risk on our invested cash balances and our factoring activities.
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, during 2023, Silicon Valley Bank, Signature Bank and First Republic Bank; were closed and placed under the Federal Deposit Insurance Corporation receivership. Increasing concerns over bank failures and bailouts and their potential broader effects and potential systemic risk on the banking sector generally may adversely affect our access to capital and our business and operations more generally. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general.
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
International Risks
Global economic conditions, including inflationary pressures, currency volatility, slower growth or recession, higher interest rates, geopolitical uncertainty (including arising from the ongoing conflict between Russia and Ukraine and the Israel-Hamas war) and instability in financial markets may adversely affect our business, results of operations, financial condition, and access to capital markets.
Our operations and the execution of our business plans and strategies are subject to the effects of global economic trends, geopolitical risks and demand or supply shocks from events that could include political crises and conflict (including the Russian invasion of Ukraine, the Israel-Hamas war, the attacks on shipping vessels in the Red Sea), war, a major terrorist attack, natural disasters or actual or threatened public health emergencies (such as COVID-19). They are also affected by local and regional economic environments, supply chain constraints and policies in the U.S. and other markets that we serve, including interest rates, monetary policy, inflation, economic growth, recession, commodity prices, currency volatility, currency controls or other limitations on the ability to expatriate cash, sovereign debt levels and actual or anticipated defaults on sovereign debt. For example, the ongoing conflict between Russia and Ukraine and the related sanctions and other measures imposed by the European Union, the U.S. and other countries and organizations in response have led, and may continue to lead, to disruption and instability in global markets, supply chains and industries that could negatively impact our businesses, financial condition and results of operations. Additionally, changes in local economic conditions or outlooks, such as lower rates of investment or economic growth in China, Europe or other key markets, affect the demand for or profitability of our products and services outside the U.S., and the impact on the Company could be significant given the extent of our activities outside the United States. Political changes and trends such as populism, protectionism, economic nationalism and sentiment toward multinational companies and resulting tariffs, export controls or other trade barriers, or changes to tax or other laws and policies, have been and may continue to be disruptive and costly to our businesses, and these can interfere with our global operating model, supply chain, production costs, customer relationships and competitive position. Further escalation of specific trade tensions, including intensified decoupling between the U.S. and China, or in global trade conflict more broadly could be harmful to global economic growth or to our business in or with China or other countries, and related decreases in confidence or investment activity in the global markets would adversely affect our business performance. We also do business in many emerging market jurisdictions where economic, political and legal risks are heightened. Further, an increase in inflation pressures, such as what the market is currently experiencing, could affect our profitability and cash flows, due to higher wages, higher operating costs, higher financing costs, and/or higher supplier prices. Inflation may also adversely affect foreign exchange rates. We may be unable to pass along such higher costs to our customers. In addition, inflation may adversely affect customers’ financing costs, cash flows, and profitability, which could adversely impact their operations and our ability to collect receivables. Rising interest rates could have a dampening effect on overall economic activity and/or the financial condition of our customers, either or both of which could negatively affect customer demand for our manufacturing services and our customers’ ability to repay obligations to us.
These conditions may result in reduced consumer and business confidence and spending in many countries, a tightening in the credit markets, a reduced level of liquidity in many financial markets, high volatility in credit, fixed income and equity markets, currency exchange rate fluctuations, and global economic uncertainty. In addition, longer term disruptions in the capital and credit markets could adversely affect our access to liquidity needed for our business. If financial institutions that have extended credit commitments to us are adversely affected by the conditions of the U.S. and international capital markets, they may become unable to fund borrowings under their credit commitments to us, which could have an adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions, research and development and other corporate purposes. These conditions could also adversely impact our customers and suppliers, which in turn could adversely affect us.

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
•labor unrest, including labor strikes, difficulties in staffing and geographic labor shortages;
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

•ongoing global supply chain disruptions, including disruptions in international commerce as a result of attacks on shipping vessels in the Red Sea, which have slowed the ability of our facilities to import necessary materials and export our products and adversely affected our business;
•political unrest; and
•a potential reversal of current favorable policies encouraging foreign investment or foreign trade by our host countries.
The attractiveness of our services to customers and our ability to conduct business with certain customers can be affected by changes in U.S. and other countries' policies, including regarding trade. We have significant operations located in China, which have been in the past, and could in the future be, adversely affected by evolving laws, regulations and policies, import and export tariffs and restrictions, and information security and privacy, as well as changes in the political and geopolitical environment involving China. U.S.-China bilateral trade relations remain uncertain. The U.S.’s various trade actions, including imposing tariffs on certain goods imported from China or deemed to be of Chinese origin, as well as the potential for new tariffs, trade embargoes or sanctions by the U.S., and countermeasures imposed by China in response, could, depending on their duration and implementation as well as our ability to mitigate their impact, materially affect our business, including in the form of increased cost of goods sold, decreased margins, increased pricing for customers, and reduced sales. Moreover, we could be subject to reputational harm if any of our customers, former customers or vendors were subject to U.S. sanctions or if our customers, former customers or vendors did business with sanctioned countries. Furthermore, geopolitical changes in China-Taiwan relations could disrupt the operations of several companies in Taiwan that are critical to the global supply of semiconductors and other electronic components on which many of our customers depend.
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
We could be seriously harmed by inadequate infrastructure, including lack of adequate power and water supplies, transportation, raw materials and parts in countries in which we operate. In addition, we may encounter labor disruptions, including labor strikes or claims, and rising labor costs, including the introduction or expansion of certain social programs, in particular within the lower-cost regions in which we operate due to, among other things, demographic changes and economic development in those regions. Any increase in labor costs that we are unable to recover in our pricing to our customers could adversely impact our operating results.
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
Currency exchange rates fluctuate on a daily basis as a result of a number of factors, including changes in a country's political and economic policies. The primary impact of currency exchange fluctuations is on the cash, receivables, payables and expenses of our operating entities. As part of our currency hedging strategy, we use financial instruments such as forward exchange, swap contracts, and options to hedge our foreign currency exposure in order to reduce the short-term impact of foreign currency rate fluctuations on our operating results. If our hedging activities are not successful, if counterparties to these hedging activities default on their obligations to us, or if we change or reduce these hedging activities in the future, we may experience significant unexpected fluctuations in our operating results as a result of changes in exchange rates.
We are also exposed to risks related to the valuation of the Mexican and Chinese currencies relative to the U.S. dollar. The Mexican currency is the peso ("MXN") and the Chinese currency is the renminbi ("RMB"). A significant increase in the value of the MXN or RMB could adversely affect our financial results and cash flows by increasing both our manufacturing costs and the costs of our local supply base. Volatility in the functional and non-functional currencies of our entities and the United States dollar could seriously harm our business, operating results and financial condition.

Legal and Regulatory Risks
We are subject to risks relating to litigation and regulatory investigations and proceedings, which may have a material adverse effect on our business.
From time to time, we are involved in various claims, suits, investigations and legal proceedings. For example, on February 14, 2019, we submitted an initial notification of voluntary disclosure to the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”) regarding possible noncompliance with U.S. economic sanctions requirements among certain non-U.S. Flex-affiliated operations, in response to which the Company received a No Action Letter dated February 22, 2024 from OFAC, stating that OFAC had closed its investigation without taking further action. Additional legal claims or regulatory matters may arise in the future and could involve matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims and other issues on a global basis. If we receive an adverse judgment in any such matter, we could be required to pay substantial damages and cease certain practices or activities. Regardless of the merits of the claims, litigation and other proceedings may be both time-consuming and disruptive to our business. The defense and ultimate outcome of any lawsuits or other legal proceedings may result in higher operating expenses and a decrease in operating margin, which could have a material adverse effect on our business, financial condition, or results of operations.
Any existing or future lawsuits could be time-consuming, result in significant expense and divert the attention and resources of our management and other key employees, as well as harm our reputation, business, financial condition or results of operations.
Exports and imports of certain of our products are subject to various export control, sanctions, and import regulations and may require authorization from regulatory agencies of the U.S. or other countries.
Due to the global nature of our business, we are subject to a complex system of import- and export-related laws and regulations, including a range of regulations in the United States and other countries. Non-compliance with these laws and regulations by us, our customers, or our suppliers can result in a wide range of penalties including the denial of export privileges, fines, criminal penalties, and the seizure of inventories. Moreover, any changes in export control, sanctions, or import regulations may further restrict the export or import of our products or services. Our ability to obtain required licenses and authorizations on a timely basis, or at all, is subject to risks and uncertainties, including changing laws, regulations, or foreign policies and geopolitical factors. If we are not successful in obtaining or maintaining the necessary licenses or authorizations in a timely manner, our sales relating to those approvals may be prevented or delayed, and revenue and profit previously recognized may be reversed. Any restrictions on the export or import of our products could have a material adverse effect on our competitive position, results of operations, financial condition, or liquidity.
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
Given the diverse and varied nature of our business and the location of our business around the world, certain activities we perform, such as providing assembly services in China and India, may fall outside the scope of those licenses or may not be subject to the applicable intellectual property rights. Our licensors may disagree and claim royalties are owed for such activities. In addition, the basis (e.g., base price) for any royalty amounts owed are audited by licensors and may be challenged. Our customers often require us to indemnify them against the risk of intellectual property-related claims and licensors are claiming that activities we perform are covered by licenses to which we are a party.

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
Our customers’ products and the manufacturing processes and design and engineering services that we use to produce them often are highly complex. Some of the products we design and manufacture, including in the automotive and health solutions industries, must satisfy strict safety, quality and regulatory standards. Defects in the products we manufacture or design, whether caused by a design, engineering, manufacturing or component failure or error, or deficiencies in our manufacturing processes, have occurred from time to time and, have in the past resulted, and may in the future result in delayed shipments to customers, reduced or canceled customer orders, or product or component failures. If these defects or deficiencies are significant, our business reputation could be damaged.
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
We are subject to a variety of domestic and foreign employment laws, including those related to safety, wages and overtime, discrimination, whistle-blowing, classification of employees and independent contractors, and severance payments. Enforcement activity relating to these laws, particularly outside of the United States, can increase as a result of increased media attention due to violations by other companies, changes in law, and political and other factors. There can be no assurance that we won’t be found to have violated such laws in the future, due to a more aggressive enforcement posture by governmental authorities or for any other reason. Any such violations could lead to the assessment of fines against us by federal, state or foreign regulatory authorities or damages payable to employees, which fines could be substantial and which would reduce our net income.
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
Failure to meet sustainability, including environmental, social and governance (ESG) expectations or standards, or to achieve our sustainability goals, may have an adverse impact on our business, impose additional costs on us, and expose us to additional risks.
There remains increased focus from investors, customers, consumers, and other stakeholders, as well as by governmental and non-governmental organizations, on sustainability practices and matters, including greenhouse gas (“GHG”) emissions and climate-related risks, environmental stewardship, responsible sourcing, social responsibility, human capital management, diversity, equity, and inclusion, workplace conduct, data privacy and cybersecurity and human rights, with some market participants having evidenced opposition to certain companies’ consideration of such practices and matters. This increased focus on sustainability is present in our industry. This attention has resulted in a variety of required and voluntary reporting regimes that are not harmonized and continue to change. For example, on March 7, 2024, the SEC adopted rules that require new climate-related disclosure in SEC filings, and California passed a series of climate disclosure bills in October 2023 which may lead to other states proposing regulations that require additional climate-related disclosures. In addition, governments around the world have enacted or are contemplating legislation and regulations that may impact how we conduct and/or report on our business by requiring the disclosure and tracking of certain GHG emissions and other climate and biodiversity information, and/or cyber security or human capital matters related to our business. A number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions that their suppliers should comply with, or they may seek to include such provisions in their procurement terms and conditions. Moreover, an increasing number of investors have adopted, or may adopt, ESG policies with which they expect their portfolio companies to comply.

We currently align our sustainability program with the standards set forth by various voluntary sustainability initiatives and organizations, and we have joined the Science Based Targets Initiative and the U.N. Global Compact, voluntary initiatives for businesses to develop, implement and disclose sustainability policies and practices. These sustainability practices, policies, provisions and initiatives are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with.
We have established sustainability programs and practices aligned with sound principles and have established and publicly announced our strategy, certain goals, commitments, and targets, which we may refine in the future. These programs, goals, commitments and targets reflect our current initiatives, plans and aspirations, and are not guarantees that we will be able to achieve them. Evolving stakeholder expectations, and our ability to successfully execute these initiatives and accurately report our progress and accomplish our goals present numerous operational, financial, legal, regulatory, reputational and other risks and uncertainties, many of which are outside our control, and all of which could have a material adverse impact on our business. Additionally, the implementation of and reporting on these initiatives impose additional costs on us and a diversion of resources. If our sustainability initiatives fail to satisfy investors, current or potential customers, consumers and our other stakeholders, our reputation, our ability to manufacture and sell products and services, our ability to attract or retain employees, and our attractiveness as an investment, business partner or acquirer could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce or otherwise as may be required, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.
Climate change, and the legal and regulatory initiatives related to climate change, could adversely affect our business, results of operations and financial condition.
There continues to be increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other GHGs in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changes in weather patterns and an increased frequency, intensity and duration of extreme weather conditions, such as hurricanes, earthquakes, wildfires, water or other natural resource shortages, droughts, or flooding, could, among other things, pose physical risks to and impair our production capabilities, disrupt the operations of our supply chain and infrastructure, and impact our customers and their demand for our services. The geographic locations of our manufacturing facilities could intensify the negative impacts resulting from any of these issues. As a result, the effects of climate change could have a long-term adverse impact on our business, results of operations and financial condition. In many of the countries in which we operate, governmental bodies are increasingly enacting legislation and regulations in response to the potential impacts of climate change. For example, some have enacted or are contemplating legislation and regulations that may impact how we conduct and/or report on our business by requiring the disclosure and tracking of certain GHG emissions, such as the climate-related disclosure rules and regulations recently adopted by both the SEC and the State of California. These laws and regulations have, and will continue to have, the potential to impact our operations directly or indirectly as a result of required compliance by us and our suppliers. In addition, we have committed to reduce our absolute scope 1 and scope 2 GHG emissions by fifty percent by 2030 and to reach net zero GHG emissions by 2040 as part of our long-term sustainability strategy and we may take additional voluntary steps to mitigate our impact on climate change. As a result, we may experience increases in energy, production, transportation and raw material costs, capital expenditures and insurance premiums and deductibles. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the scope of potential regulatory change in the countries in which we operate. Given the political significance and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business, results of operations and financial condition.
Our failure to comply with environmental, health and safety, product stewardship and producer responsibility laws or regulations could adversely affect our business.
We are subject to extensive and changing federal, state, local and international environmental, health and safety laws and regulations, concerning, among other things, the health and safety of our employees, and the generation, use, storage, transportation, discharge and disposal of certain materials (including chemicals and hazardous substances) used in or derived from our manufacturing processes. We are also subject to laws and regulations governing the recyclability of products, the materials that may be included in products, and our obligations to dispose of these products after end users have finished with them. Additionally, we may be exposed to liability to our customers relating to the materials that may be included in the components that we procure for our customers’ products. Any violation or alleged violation by us of these laws or regulations could subject us to significant costs, fines or other penalties, the suspension of production, or prohibitions on sales of products we manufacture. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant expenses, including expenses associated with the recall of any non-compliant product or with changes in our operational, procurement and inventory management activities.
We are also required to comply with an increasing number of global and local product environmental compliance regulations focused on the restriction of certain hazardous substances. We are subject to the EU directives, including the Restrictions of Hazardous Substances in Electrical and Electrical Equipment (“RoHS”), the Waste Electrical and Electronic Equipment Directive (“WEEE”) as well as the EU’s REACH regulation. In addition, technical classifications of e-Waste were adopted in June 2022 by the Basel Convention regarding electronics repair and refurbishment which become effective January 1, 2025. Also of note is China’s Management Methods for Controlling Pollution Caused by Electronic Information Products regulation, commonly referred to as “China RoHS”, which restricts the importation into and production within China of electrical equipment containing certain hazardous materials. Similar legislation has been or may be enacted in other jurisdictions, including in the United States. RoHS and other similar legislation bans or restricts the use of lead, mercury and certain other specified substances in electronics products and WEEE requires EU importers and/or producers to assume responsibility for the collection, recycling and management of waste electronic products and components. We have developed rigorous risk mitigating compliance programs designed to meet the needs of our customers as well as applicable regulations. These programs may include collecting compliance data from our suppliers, full laboratory testing and public reporting of other environmental metrics such as carbon emissions, electronic waste and water, and we also require our supply chain to comply. Non-compliance could potentially result in our customers refusing to purchase our products, and significant costs, penalties, and/or other sanctions, such as restrictions on our products entering certain jurisdictions. In the case of WEEE, the compliance responsibility rests primarily with the EU importers and/or producers rather than with EMS companies. However, customers may turn to EMS companies for assistance in meeting their obligations under WEEE.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Risk Management and Strategy
Our cybersecurity risk management program is intended to protect the confidentiality, integrity, and availability of our critical information technology (“IT”) systems and information. Our program is integrated into, and among the risks evaluated and considered by, our broader enterprise risk management program, which is designed to identify, assess, prioritize and mitigate risks across the organization to enhance our resilience and support the achievement of our strategic objectives. We designed and assess our cybersecurity risk management program based on multiple cybersecurity frameworks, such as the National Institute of Standards and Technology Cybersecurity Framework, as well as information security standards issued by the International Organization for Standardization, including ISO 27001, which we use as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Our global information security management program is ISO 27001:2013 certified.
Our cybersecurity risk management program is led by our Chief Information Security Officer (“CISO”), who manages our security team principally responsible for managing our cybersecurity risk assessment processes, our security controls, and our detection and response to cybersecurity incidents. Our program includes protocols for preventing, detecting and responding to cybersecurity incidents, and cross-functional coordination and governance of business continuity and disaster recovery plans. Components of our program include:
•risk assessments designed to help identify cybersecurity threats to our critical IT systems, information, and our broader enterprise IT environment;

•the periodic engagement of independent security firms and other third-party experts, where appropriate, to assess, test, and certify components of our cybersecurity program, and to otherwise assist with aspects of our cybersecurity processes and controls;
•annual cybersecurity awareness training for our employees;
•regular assessments of the design and operational effectiveness of the program’s key processes and controls by our internal audit team as well as external consultants; and
•a risk management process for third-party service providers and vendors that includes due diligence in the selection process and periodic monitoring regarding adherence to applicable cybersecurity standards.
We also have a cybersecurity incident response plan to assess and manage cybersecurity incidents, which includes escalation procedures based on the nature and severity of the incident including, where appropriate, escalation to the Audit Committee and the Board. We periodically (at least annually) perform tabletop exercises to test our incident response procedures, identify gaps and improvement opportunities and exercise team preparedness.
As part of our overall risk mitigation strategy, we maintain insurance coverage that is intended to address certain aspects of cybersecurity risks; however, such insurance may not be sufficient in type or amount to cover us against claims related to cybersecurity breaches, cyberattacks and other related breaches.
As of the date of this report, we do not believe that any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations or financial condition. Despite our security measures, however, there can be no assurance that we, or third parties with which we interact, will not experience a cybersecurity incident in the future that will materially affect us. For more information on our cybersecurity related risks, see Item IA,, “Risk Factors - “A breach of our IT or physical security systems, or violation of data privacy laws, may cause us to incur significant legal and financial exposure and adversely affect our operations.”
Governance
The Audit Committee of our Board of Directors has primary responsibility for overseeing our cybersecurity risks and other information technology risks, including our plans to mitigate cybersecurity risks and to respond to data breaches.
The Audit Committee receives regular reports (at least quarterly) from our CISO and our Chief Information Officer (“CIO”) on cybersecurity matters. These reports include a range of topics, including our cybersecurity risk profile, the current cybersecurity and emerging threat landscape, the status of ongoing cybersecurity initiatives, incident reports, and the results of internal and external assessments of our information systems. The Audit Committee also annually reviews the adequacy and effectiveness of our information and technology security policies and the internal controls regarding information and technology security and cybersecurity, and periodically receives updates from our internal audit function on the results of our cybersecurity audits and related mitigation activities. The Chair of the Audit Committee reports to the full Board on these discussions as appropriate.
The full Board also receives briefings from our CISO and CIO on cybersecurity matters twice annually. In addition, Board members periodically receive presentations on cybersecurity matters from external experts as part of the Board’s continuing education and overall risk oversight.
At the management level, our CISO leads our enterprise-wide cybersecurity program, and is responsible for assessing and managing our materials risks from cybersecurity threats. In performing his role, our CISO is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through the management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. Our CISO reports to our CIO who, in turn, reports directly to our CEO.
Our CISO is an experienced cybersecurity executive with more than 20 years of experience building and leading cybersecurity, risk management, and information technology teams. Our CISO holds industry-recognized cybersecurity certifications, including Certified Information Systems Security Professional (CISSP) certification.
ITEM 2.    PROPERTIES
We own or lease facilities located primarily in the geographies listed below. Our facilities consist of a global network of industrial parks, regional manufacturing operations, and design, engineering and product introduction centers. The majority of the square footage is active manufacturing space used by the FRS and FAS operating segments, as both use these properties.

Our facilities are well maintained and suitable for the operations conducted. The productive capacity of our plants is adequate for current needs.
As of March 31, 2024, the square footage of our facilities by region is as follows:

Approximate Square Footage (In millions)
Asia	19.7
Americas	15.8
Europe	11.2
Total (1)	46.7
(1)Consists of 21.6 million square feet in facilities that we own with the remaining 25.1 million square feet in leased facilities.
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
As of May 10, 2024, there were 2,821 holders of record of our ordinary shares. This does not include persons whose stock is in nominee or "street name" accounts through brokers.
DIVIDENDS
Since inception, we have not declared or paid any cash dividends on our ordinary shares. We currently do not have plans to pay any cash dividends in fiscal year 2025.
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

The graph below assumes that $100 was invested in our ordinary shares, in the Standard & Poor's 500 Stock Index and in the peer group described above on March 31, 2019 and reflects the annual return through March 31, 2024, assuming dividend reinvestment.
The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performances of our ordinary shares.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Flex, the S&P 500 Index, and Peer Group

500
400
300
200
100
0
Index Value
2019
2020
2021
2022
2023
2024
Period Ending
Flex Ltd.
S&P 500 Index
Peer Group

	3/19	3/20	3/21	3/22	3/23	3/24
Flex Ltd.	100.00	83.75	183.10	185.50	230.10	379.54
S&P 500 Index	100.00	93.02	145.44	168.20	155.20	201.57
Peer Group	100.00	84.67	163.15	184.77	254.99	403.96
Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2024.
Index Data: Copyright Standard and Poor's, Inc. Used with permission. All rights reserved.

Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our ordinary shares made by us for the period from January 1, 2024 through March 31, 2024.

Period (2)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - February 2, 2024	7,817,510	$23.58	7,817,510	$1,345,691,848
February 3 - March 1, 2024	6,306,583	$27.11	6,306,583	$1,174,692,742
March 2 - March 31, 2024	5,641,778	$28.71	5,641,778	$1,012,693,933
Total	19,765,871		19,765,871

(1)    During the period from January 1, 2024 through March 31, 2024, all purchases were made pursuant to the program discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.
(2)    On August 2, 2023, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $2.0 billion. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of March 31, 2024, shares in the aggregate amount of $1.0 billion were available to be repurchased under the current plan.
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
OVERVIEW
We are the advanced, end-to-end manufacturing partner of choice that helps market-leading brands design, build, deliver and manage innovative products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, we support our customers' entire product lifecycle with a broad array of services in every major region. Our full suite of specialized capabilities includes design and engineering, supply chain, manufacturing, post-production and post-sale services. We partner with customers across a diverse set of industries including cloud, communications, enterprise, automotive, industrial, consumer devices, lifestyle, healthcare, and energy. As of March 31, 2024, as a result of the Spin-off in the fourth quarter of fiscal year 2024, we now report our financial performance based on two operating and reportable segments as follows:
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
•Flex Reliability Solutions ("FRS"), which is comprised of the following end markets:
◦Automotive, including next generation mobility, autonomous, connectivity, electrification, and smart technologies
◦Health Solutions, including medical devices, medical equipment, and drug delivery
◦Industrial, including capital equipment, industrial devices, embedded and critical power offerings, and renewables and grid edge.
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
We believe that our strategy is positioning us to take advantage of the long-term, future growth prospects for outsourcing of advanced manufacturing capabilities, design and engineering services and after-market services.
We are continuously evaluating our capital structure in response to the current environment and expect that our current financial condition, including our liquidity sources are adequate to fund future commitments. See additional discussion in the Liquidity and Capital Resources section below.

Nextracker Spin-off
On February 13, 2023, our former subsidiary, Nextracker completed an initial public offering (the “IPO”) of its Class A common stock and on July 3, 2023 completed a follow-on offering to the IPO. Prior to the IPO, we maintained an 82.6% indirect ownership in Nextracker and consolidated Nextracker. Subsequent to the IPO and follow-on offering, we retained a 51.5% indirect ownership in Nextracker and continued to consolidate Nextracker and report Nextracker as an operating segment.
On January 2, 2024, we completed the previously announced Spin-off to Flex shareholders on a pro-rata basis based on the number ordinary shares of Flex held by each shareholder of Flex (the “Distribution”) as of December 29, 2023, which was the record date of the Distribution, pursuant to the Agreement and Plan of Merger, dated as of February 7, 2023. Under the terms of the Spin-off, Flex shareholders received approximately 0.17 shares of Nextracker Class A common stock for each Flex ordinary share held as of the record date of the Distribution. Flex shareholders received cash in lieu of any fractional shares.
As a result of the completion of the Spin-off, Nextracker became a fully independent public company, we no longer directly or indirectly hold any shares of Nextracker common stock or any securities convertible into or exchangeable for shares of Nextracker common stock and subsequent to the third quarter ended December 31, 2023 we no longer consolidate Nextracker into our financial results. Flex ordinary shares continue to trade on Nasdaq under the ticker symbol “FLEX” and shares of Nextracker Class A common stock continue to trade on Nasdaq under the ticker symbol “NXT”.
The historical financial results and financial position of Nextracker are presented as discontinued operations in the consolidated statements of operations and balance sheets for all periods presented. The historical statements of comprehensive income and cash flows and the balances related to stockholders’ equity have not been revised to reflect the effect of the Spin-off. See note 7 "Discontinued Operations" to the consolidated financial statements in Item 8, “Financial Statements and Supplementary Data” for further information. Unless otherwise indicated, any reference to income statement items in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" refers to results from continuing operations.
Update on Component Shortages and Logistical Constraints on our Business
Component shortages and logistical constraints improved as the year progressed. We continue to monitor potential supply chain disruptions, including disruptions in international commerce as a result of attacks on shipping vessels in the Red Sea. Refer to “Risk Factors - Supply chain disruptions, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, have in the past affected, and may in the future affect, our ability to meet customer demand, lead to higher costs, or result in excess or obsolete inventory.”
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
Business Overview
We are one of the world's largest providers of global supply chain solutions, with revenues from continuing operations of $26.4 billion in the fiscal year ended March 31, 2024. We have established an extensive network of manufacturing facilities in the world's major consumer and enterprise markets (Asia, the Americas, and Europe) to serve the growing outsourcing needs of both multinational and regional customers. We design, build, ship, and service consumer and enterprise products for our customers through a network of approximately 100 facilities in approximately 30 countries across four continents. As of March 31, 2024, our total manufacturing capacity was approximately 27 million square feet. The following tables set forth the relative percentages and dollar amounts of net sales by region and by country, and net property and equipment, by country, based on the location of our manufacturing sites (amounts may not sum due to rounding):

	Fiscal Year Ended March 31,
	2024		2023		2022
	(In millions)
Net sales by region:
Americas	$12,232	46%	$11,906	42%	$9,414	38%
Asia	8,540	32%	10,384	36%	9,615	39%
Europe	5,643	22%	6,212	22%	5,604	23%
	$26,415		$28,502		$24,633

Net sales by country:
Mexico	$6,935	26%	$6,626	23%	$5,092	21%
China	5,117	19%	6,562	23%	6,160	25%
U.S.	3,598	14%	3,394	12%	2,414	10%
Malaysia	2,122	8%	2,448	9%	1,866	8%
Brazil	1,529	6%	1,769	6%	1,842	7%
Hungary	1,368	5%	1,310	5%	1,230	5%
Other	5,746	22%	6,393	22%	6,029	24%
	$26,415		$28,502		$24,633

	Fiscal Year Ended March 31,
	2024		2023
	(In millions)
Property and equipment, net:
Mexico	$793	35%	$763	33%
U.S.	334	15%	358	15%
China	307	14%	338	14%
Malaysia	142	6%	152	6%
Hungary	124	5%	140	6%
Brazil	88	4%	89	4%
Other	481	21%	502	22%
	$2,269		$2,342

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
Our operating results are affected by a number of factors, including the following:
•global economic conditions, including inflationary pressures, currency volatility, slower growth or recession, higher interest rates, and geopolitical uncertainty (including arising from the ongoing conflict between Russia and Ukraine and the Israel-Hamas war);

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

•the effects on our business due to certain customers' products having short product lifecycles, our customers' ability to cancel or delay orders or change production quantities or locations, the short-term nature of our customers' commitments and rapid changes in demand;

•the effects that current credit and market conditions (including as a result of the ongoing conflict between Russia and Ukraine and the Israel-Hamas war) could have on the liquidity and financial condition of our customers and suppliers, including any impact on their ability to meet their contractual obligations;

•the impacts on our business due to supply chain issues, including component shortages, disruptions in transportation or other supply chain related constraints including disruptions in international commerce as a result of attacks on shipping vessels in the Red Sea;

•integration of acquired businesses and facilities;

•increased labor costs due to adverse labor conditions in the markets we operate;

•changes in tax legislation;

•changes in trade regulations and treaties; and
•exposure to infectious disease, epidemics and pandemics on our business operations in geographic locations impacted by an outbreak and on the business operations of our customers and suppliers.
We also are subject to other risks as outlined in Item 1A, "Risk Factors".
Net sales for fiscal year 2024 decreased approximately 7%, or $2.1 billion, to $26.4 billion from the prior year. Net sales for our FAS segment decreased $1.8 billion, or 12%, from the prior year, primarily driven by a decrease in net sales of 24% in our Consumer Devices business, a 17% decrease in our Lifestyle business and a 7% decrease in our CEC business due to softer demand in consumer end markets and difficult year-over-year comparisons in CEC. Net sales for our FRS segment decreased $0.2 billion, or 2%, from the prior year, primarily driven by a decrease in net sales of 8% in our Industrial business due to lower customer demand, partially offset by a 6% increase in our Automotive business and a 3% increase in our Health Solutions business which benefited from ramps across various end markets. Our fiscal year 2024 gross profit totaled $1.9 billion, representing a decrease of $0.1 billion, or 6%, from the prior year. The decrease in gross profit due to lower sales was mitigated by higher gross profit margins and the $0.1 billion gross profit decrease was primarily driven by $0.1 billion in higher restructuring charges. Our net income totaled $0.9 billion, representing an increase of $0.2 billion, or 28%, compared to fiscal year 2023, due to the factors explained above and a net $0.2 billion income tax benefit in fiscal year 2024 attributed primarily to the release of a U.S. deferred tax asset valuation allowance.
Cash provided by operating activities increased by approximately $0.4 billion primarily driven by the $0.2 billion increase in net income and improvement in net working capital, offset by a change in deferred income taxes.
We believe adjusted free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our adjusted free cash flow is defined as cash from operations, less net purchases of property and equipment to present adjusted cash flows on a consistent basis for investor transparency. Our adjusted free cash flow was $0.8 billion and $0.3 billion for fiscal years 2024 and 2023, respectively. Refer to the Liquidity and Capital Resources section for the adjusted free cash flows reconciliation to the most directly comparable GAAP financial measure of cash flows from operations. Cash used in investing activities decreased by approximately $0.1 billion to a cash outflow of $0.5 billion for fiscal year 2024, compared with a cash outflow of $0.6 billion for fiscal year 2023, primarily due to a decrease of approximately $0.1 billion cash paid for purchases of property and equipment in fiscal year 2024. Cash provided by financing activities decreased by approximately $1.7 billion to a cash outflow of $1.7 billion for fiscal year 2024, primarily driven by an approximately $1.0 billion increase in cash paid for share repurchases, a $0.4 billion increase in capital reduction as part of the Spin-off, a $0.1 billion increase in net debt payment, along with a $0.1 billion decrease in proceeds from the issuance of Nextracker shares in fiscal year 2024 compared to fiscal year 2023.

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

Carrying Value of Long-Lived Assets
We review property and equipment and acquired amortizable intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. An impairment loss is recognized when the carrying amount of the asset group exceeds its fair value. Recoverability of property and equipment and acquired amortizable intangible assets are measured by comparing their carrying amount to the projected cash flows the assets are expected to generate. If such asset groups are determined to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the property and equipment and acquired amortizable intangible assets exceeds fair value. Our judgments regarding projected cash flows for an extended period of time and the fair value of assets may be impacted by changes in market conditions, the general business environment and other factors including geopolitical conflicts (including the Russian invasion of Ukraine and the Israel-Hamas war), which remain highly uncertain and unpredictable. To the extent our estimates relating to cash flows and fair value of assets change adversely we may have to recognize material impairment charges in the future.
Goodwill
Goodwill is tested for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Recoverability of goodwill is measured at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit, which is measured based upon, among other factors, market multiples for comparable companies as well as a discounted cash flow analysis. These approaches use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy and require us to make various judgmental assumptions about sales, operating margins, growth rates and discount rates which consider our budgets, business plans and economic projections, and are believed to reflect market participant views. Some of the inherent estimates and assumptions used in determining fair value of the reporting units are outside the control of management, including interest rates, cost of capital, tax rates, market EBITDA market comparables and credit ratings. While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units, it is possible a material change could occur. If our actual results are not consistent with our estimates and assumptions used to calculate fair value, it could result in material impairments of our goodwill. Refer to note 2 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further detail on our goodwill.
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

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales (amounts may not sum due to rounding). The financial information and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data." As further discussed in note 2 to the consolidated financial statements in Item 8, as a result of the Spin-off in the fourth quarter of fiscal year 2024, the historical results of operations and balance sheets for periods prior to the Spin-off are presented as discontinued operations in these consolidated financial statements. For comparability purposes, the prior periods have been recast to conform to the current presentation.
The data below, and discussion that follows, represents our results from operations, and relative percentages.

	Fiscal Year Ended March 31,
	2024	2023	2022
Net sales	100.0%	100.0%	100.0%
Cost of sales	92.4	93.0	92.7
Restructuring charges	0.5	0.1	0.1
Gross profit	7.1	6.9	7.2
Selling, general and administrative expenses	3.5	3.1	3.4
Intangible amortization	0.3	0.2	0.2
Restructuring charges	0.1	—	—
Operating income	3.2	3.6	3.6
Interest expense	0.8	0.8	0.7
Interest income	0.2	—	0.1
Other charges (income), net	0.2	—	(0.7)
Equity in earnings (losses) of unconsolidated affiliates	0.1	—	0.2
Income from continuing operations before income taxes	2.5	2.8	3.9
(Benefit from) provision for income taxes	(0.8)	0.4	0.4
Net income from continuing operations	3.3	2.4	3.5
Net income from discontinued operations, net of tax	1.4	1.2	0.3
Net income	4.7	3.6	3.8
Net income attributable to noncontrolling interest and redeemable noncontrolling interest	0.9	0.8	—
Net income attributable to Flex Ltd.	3.8%	2.8%	3.8%
Net sales
The following table sets forth our net sales by segment, and their relative percentages:

	Fiscal Year Ended March 31,
	2024		2023		2022
Net sales:	(In millions)
Flex Agility Solutions	$13,923	53%	$15,769	55%	$14,027	57%
Flex Reliability Solutions	12,492	47%	12,733	45%	10,606	43%
	$26,415		$28,502		$24,633

Net sales for the fiscal year ended March 31, 2024 totaled $26.4 billion, representing a decrease of approximately $2.1 billion, or 7%, from $28.5 billion for the fiscal year ended March 31, 2023. Net sales for our FAS segment decreased $1.8 billion, or 12%, from fiscal year 2023, mainly due to a decrease in net sales of 24% in our Consumer Devices business, a 17% decrease in our Lifestyle business and a 7% decrease in our CEC business due to softer demand in consumer end markets and difficult year-over-year comparisons in CEC. Net sales in our FRS segment decreased $0.2 billion, or 2%, from fiscal year 2023, driven primarily by a decrease in net sales of 8% in our Industrial business due to lower customer demand, offset by a 6% increase in our Automotive business, and a 3% increase in our Health Solution business which benefited from ramps across various end markets.

Net sales for the fiscal year ended March 31, 2023 totaled $28.5 billion, representing an increase of approximately $3.9 billion, or 16%, from $24.6 billion for the fiscal year ended March 31, 2022. Net sales for our FAS segment increased $1.7 billion, or 12%, from the prior year, mainly due to an increase in net sales of 30% in our CEC business and 2% in our Lifestyle business due to new ramps, customer expansion, along with some effect from inflation pass-through while overcoming challenges from supply constraints. These increases in FAS were offset by a 19% decrease in net sales in our Consumer Devices business due to relatively softer market demand and a planned project completion in the fiscal year ended 2022. Net sales in our FRS segment increased $2.1 billion, or 20%, driven primarily by an increase of 24% in net sales in our Industrial business, a 22% increase in our Automotive business, and a 9% increase in our Health Solutions business from the prior year due to strong customer demand and ramps across various end markets coupled with incremental revenues from our Anord Mardix acquisition and the recovery of inflationary costs, despite continued supply constraints.
Net sales for the fiscal year ended March 31, 2024 increased $0.3 billion to $12.2 billion in the Americas, decreased $1.8 billion to $8.5 billion in Asia, and decreased $0.6 billion to $5.6 billion in Europe.
Net sales for the fiscal year ended March 31, 2023 increased $2.5 billion to $11.9 billion in the Americas, increased $0.8 billion to $10.4 billion in Asia, and increased $0.6 billion to $6.2 billion in Europe.
Our ten largest customers during fiscal years 2024, 2023 and 2022 accounted for approximately 37%, 37% and 36% of net sales, respectively. We have made substantial efforts to maintain a diverse portfolio which allows us to operate at scale in many different industries, and, as a result, no customer accounted for greater than 10% of net sales in fiscal year 2024, 2023 or 2022.
Cost of sales
Cost of sales is affected by a number of factors, including the number and size of new manufacturing programs, product mix, labor cost fluctuations by region, component costs and availability and capacity utilization.
Cost of sales during fiscal year 2024 totaled $24.4 billion, representing a decrease of approximately $2.1 billion, or 8% from $26.5 billion during fiscal year 2023. The decrease in cost of sales is primarily driven by decreased consolidated sales of $2.1 billion, or 7%. Cost of sales in FAS decreased $1.8 billion or approximately 12%, from fiscal year 2023, which is in line with the 12% decrease in FAS revenue primarily as a result of lower revenue in our Consumer Devices, Lifestyle, and CEC businesses. Cost of sales in FRS for fiscal year 2024 decreased $0.3 billion, or approximately 3% from fiscal year 2023, which is in line with the 2% decrease in FRS revenue, primarily driven by lower revenue in our Industrial business.
Cost of sales during fiscal year 2023 totaled $26.5 billion, representing an increase of approximately $3.7 billion or 16% from $22.8 billion during fiscal year 2022. The increase in cost of sales is most notable in our FRS segment. Cost of sales in FRS for fiscal year 2023 increased $2.0 billion, or approximately 21% from fiscal year 2022, which is in line with the 20% increase in revenue, primarily as a result of higher revenue in our Industrial and Automotive businesses. Cost of sales in FAS increased $1.6 billion, or approximately 12%, from fiscal year 2022, which is relatively consistent with the 12% increase in revenue, primarily as a result of higher revenue in our CEC and Lifestyle businesses, and partially offset by improved efficiencies.
Gross profit
Gross profit is affected by a fluctuation in cost of sales elements as outlined above and further by a number of factors, including product lifecycles, unit volumes, product mix, pricing, competition, new product introductions, and the expansion or consolidation of manufacturing facilities, as well as specific restructuring activities initiated from time to time. The flexible design of our manufacturing processes allows us to manufacture a broad range of products in our facilities and better utilize our manufacturing capacity across our diverse geographic footprint and service customers from all markets. In the case of new programs, profitability normally lags revenue growth due to product start-up costs, lower manufacturing program volumes in the start-up phase, operational inefficiencies, and under-absorbed overhead. Gross margin for these programs often improves over time as manufacturing volumes increase, as our utilization rates and overhead absorption improve, and as we increase the level of manufacturing services content. As a result of these various factors, our gross margin varies from period to period.
Gross profit during fiscal year 2024 decreased $0.1 billion to $1.9 billion, or 7.1% of net sales, from $2.0 billion, or 6.9% of net sales, during fiscal year 2023. The decrease in gross profit during fiscal year 2024 due to lower sales was mitigated by higher gross profit margins and the $0.1 billion gross profit decrease was primarily driven by $0.1 billion in higher restructuring charges, compared to the prior year.
Gross profit during fiscal year 2023 increased $0.2 billion to $2.0 billion, or 6.9% of net sales, from $1.8 billion, or 7.2% of net sales, during fiscal year 2022. The increase in gross profit during fiscal year 2023 primarily resulted from the overall stronger customer demand across various end markets which allowed for improved fixed cost absorption, despite continued

pressure on margins from component shortages, logistics constraints and the pass-through effect of inflationary cost recoveries, compared to the prior year.
Segment income
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, restructuring charges, customer related asset impairment, legal and other, interest expense, interest income, other charges (income), net, and equity in earnings of unconsolidated affiliates. A portion of depreciation is allocated to the respective segments, together with other general corporate, research and development and administrative expenses.
The following table sets forth segment income and margins. Segment margins in the table below may not recalculate exactly due to rounding.

	Fiscal Year Ended March 31,
	2024		2023		2022
	(In millions)
Segment income:
Flex Agility Solutions	$669	4.8%	$694	4.4%	$605	4.3%
Flex Reliability Solutions	666	5.3%	607	4.8%	546	5.1%
FAS segment margin increased 40 basis points, to 4.8% for fiscal year 2024, from 4.4% for fiscal year 2023. The margin increase during the period was driven by strong execution, product mix and cost actions taken.
FRS segment margin increased 50 basis points, to 5.3% for fiscal year 2024, from 4.8% for fiscal year 2023. The margin increase in the FRS segment was primarily driven by improving margins in our Health Solutions and Automotive businesses due to increased productivity and favorable mix, the resolution of previous supply-chain-related disruptions and cost actions taken, partially offset by lower sales in our Industrial business.
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
Restructuring charges
During fiscal year 2024, we committed to targeted restructuring activities to improve operational efficiency by reducing excess workforce capacity. As a result, we recognized approximately $175 million of restructuring charges, primarily related to employee severance. During fiscal year 2023, we recognized approximately $27 million of restructuring charges, primarily related to employee severance. During fiscal year 2022, we recognized approximately $15 million of restructuring charges, primarily related to employee severance.
Refer to note 16 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our restructuring activities.
Selling, general and administrative expenses
Selling, general and administrative expenses ("SG&A") totaled $0.9 billion, or 3.5% of net sales, during fiscal year 2024, compared to $0.9 billion, or 3.1% of net sales, during fiscal year 2023, increasing by $48 million or 5%, which was attributed to the recognition of an accrual of a $50 million loss contingency for a commercial dispute related to a construction matter with related production objectives.
SG&A totaled $0.9 billion, or 3.1% of net sales, during fiscal year 2023, compared to $0.8 billion, or 3.4% of net sales, during fiscal year 2022, increasing by $44 million or 5%, which reflects our enhanced cost control efforts to support higher revenue growth while keeping our SG&A expenses relatively flat.

Intangible amortization
Amortization of intangible assets in fiscal years 2024 and 2023 were $70 million and $81 million, respectively, representing a decrease of $11 million, from fiscal year 2023, primarily due to certain intangibles being fully amortized during fiscal year 2024.
Amortization of intangible assets in fiscal years 2023 and 2022 were $81 million and $60 million, respectively, representing an increase of $21 million, from fiscal year 2022, primarily due to amortization expense related to new intangible assets from the Anord Mardix acquisition completed in December 2021, partially offset by certain intangible assets being fully amortized during fiscal year 2023.
Interest expense
Interest expense was $207 million during fiscal year 2024, compared to $230 million during fiscal year 2023, decreasing $23 million primarily due to lower bank borrowings and repayment of bank loans during fiscal year 2024.
Interest expense was $230 million during fiscal year 2023, compared to $166 million during fiscal year 2022, increasing $64 million primarily due to new bank borrowings and higher variable interest expense during fiscal year 2023.
Interest income
Interest income was $56 million during fiscal year 2024, compared to $30 million during fiscal year 2023, increasing $26 million primarily due to increased cash deposits and higher interest rates.
Interest income was $30 million during fiscal year 2023, compared to $14 million during fiscal year 2022, increasing $16 million primarily due to the same drivers as discussed above.
Other charges (income), net
During fiscal year 2024, we recorded $44 million of other charges, net, compared to $6 million of other charges, net, in fiscal year 2023, which was primarily driven by an increase of approximately $31 million in foreign exchange transaction losses compared to fiscal year 2023.
During fiscal year 2023, we recorded $6 million of other charges, net, compared to $165 million of other income, net, in fiscal year 2022, which was primarily driven by a $150 million gain related to a Brazilian tax credit recognized in fiscal year 2022 coupled with an approximately $26 million reduction in foreign exchange transaction gains compared to fiscal year 2022.
Refer to note 17 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our other charges (income), net.
Equity in earnings (losses) of unconsolidated affiliates
During fiscal year 2024, we recorded $8 million of equity in earnings of unconsolidated affiliates, compared to $4 million of equity in losses of unconsolidated affiliates during fiscal year 2023. The increase during fiscal year 2024 was primarily due to higher investment fund gains versus fiscal year 2023, resulting from discrete market events such as financing rounds completed by certain companies included in those funds.
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

Income taxes
We work to ensure that we accrue and pay the appropriate amount of income taxes according to the laws and regulations of each jurisdiction in which we operate. Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. The consolidated effective tax rates were (30.9)%, 15.4% and 9.5% for the fiscal years 2024, 2023 and 2022 respectively. The effective rate varies from the Singapore statutory rate of 17.0% in each year as a result of the following items:

	Fiscal Year Ended March 31,
	2024	2023	2022
Income taxes based on domestic statutory rates	17.0%	17.0%	17.0%
Effect of jurisdictional tax rate differential	10.3%	6.4%	(10.1)%
Change in unrecognized tax benefit	(1.4)%	(0.8)%	1.2%
Change in valuation allowance	(102.9)%	(35.9)%	(14.0)%
Foreign exchange movement on prior year taxes recoverable	(0.2)%	0.5%	(0.9)%
Liability for undistributed earnings	20.3%	—%	0.1%
Global intangible low-taxes income (GILTI) / Subpart F income	1.9%	2.2%	3.1%
Nextracker related transactions gains	17.2%	19.5%	11.5%
Earnings from partnership	7.0%	4.8%	—%
U.S. state taxes	1.5%	0.2%	0.5%
Excess compensation (Section 162(m))	2.3%	1.2%	0.5%
Other	(3.9)%	0.3%	0.6%
(Benefit from) provision for income taxes	(30.9)%	15.4%	9.5%
The variation in our effective tax rate each year to the statutory rate is primarily a result of recognition of earnings in foreign jurisdictions which are taxed at rates lower than the Singapore statutory rate including the effect of tax holidays and tax incentives we received primarily for our subsidiaries in China, Malaysia, Netherlands, Costa Rica, and Israel of $20 million, $14 million and $23 million in fiscal years 2024, 2023 and 2022, respectively. The primary driver of the negative effective tax rate for fiscal year 2024 relates to changes in valuation allowances of the Company's U.S. operations on deferred tax assets of $447 million in fiscal year 2024. Refer to note 15 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion. We generate most of our revenues and profits from operations outside of Singapore.
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
Net income from continuing operations
Net income from continuing operations was $872 million during fiscal year 2024, compared to $683 million during fiscal year 2023, primarily driven by the same factors attributable to income from continuing operations before income taxes and the release of U.S. deferred tax asset valuation allowances in fiscal year 2024 as discussed above.
Net income from continuing operations was $683 million during fiscal year 2023, compared to $872 million during fiscal year 2022, primarily driven by the same factors attributable to income from continuing operations before income taxes as discussed above and offset by a $150 million gain related to a Brazilian tax credit recognized in fiscal year 2022
Net income from discontinued operations
Net income from discontinued operations was $373 million, which represented the nine months prior to the Spin-off in the fourth quarter of fiscal year 2024, compared to $350 million for the full year of fiscal year 2023. Operating results for

Nextracker were strong in fiscal year 2024 with a 37% increase in gigawatts delivered (on a like-for-like basis), improved pricing and cost control and a reduction in global freight rates leading to a 93% increase in income before income taxes (comparing the nine month period in fiscal year 2024 to the full fiscal year 2023). This effect was offset by greater tax benefits in fiscal year 2023 as compared to fiscal year 2024, principally as the result of the Nextracker IPO in fiscal year 2023.
Net income from discontinued operations was $350 million during fiscal year 2023, compared to $68 million during fiscal year 2022, due to improved operational performance with a 20% increase in gigawatts delivered, an easing of global freight rates and tax benefits associated with the Nextracker IPO in fiscal year 2023.
Net income attributable to noncontrolling interest and redeemable noncontrolling interest
Net income attributable to noncontrolling interest and redeemable noncontrolling interest was $239 million, prior to the Spin-off during fiscal year 2024, compared to $240 million during fiscal year 2023, primarily driven by the same factors noted in the discussion above for net income from discontinued operations in fiscal year 2024.
Net income attributable to noncontrolling interest and redeemable noncontrolling interest was $240 million during fiscal year 2023, compared to $4 million during fiscal year 2022, primarily due to tax benefits and distributions associated with the Nextracker IPO during fiscal year 2023.
LIQUIDITY AND CAPITAL RESOURCES
We continuously evaluate our ability to meet our obligations over the next 12 months and have proactively adjusted our capital structure to improve maturities and liquidity. We expect that our current financial condition, including our liquidity sources, are adequate to fund current and future commitments. As of March 31, 2024, we had cash and cash equivalents of approximately $2.5 billion and bank and other borrowings of approximately $3.3 billion. We have a $2.5 billion revolving credit facility that is due to mature in July 2027 (the "2027 Credit Facility"), under which we had no borrowings outstanding as of March 31, 2024. During fiscal year 2024, the Company repaid its JPY term and delayed draw term loans. The Company also settled the associated USD JPY cross currency swap. Refer to note 9 to the consolidated financial statement in Item 8, "Financial Statements and Supplementary Data" for additional details. As of March 31, 2024, we were in compliance with the covenants under all of our credit facilities and indentures and expect to remain in compliance with the covenants in the upcoming 12 months for our credit facilities and indentures.
In fiscal year 2024, we implemented a 10b5-1 bond buyback program, aiming to repurchase certain outstanding bonds issued by us. During the twelve- month period ended March 31, 2024, we repurchased approximately $15 million of our 4.750% Notes due 2025, resulting in an immaterial gain in our consolidated statement of operations.
Our cash balances are held in numerous locations throughout the world. As of March 31, 2024, approximately 55% of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated, under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $0.7 billion as of March 31, 2024). Repatriation could result in an additional income tax payment; however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.
Fiscal Year 2024
Cash provided by operating activities was $1.3 billion during fiscal year 2024. The total cash provided by operating activities resulted primarily from $1.2 billion of net income for the period plus $0.3 billion of non-cash charges such as depreciation, amortization, non-cash lease expense, restructuring and impairment charges, provision for doubtful accounts, deferred income taxes and stock-based compensation. Depreciation expense was $0.4 billion and relatively consistent with prior years. These additions were offset by a net change in our operating assets and liabilities of $0.3 billion.
We believe net working capital is a key metric that measures our liquidity. Net working capital is calculated as current assets less current liabilities. Net working capital decreased by $0.7 billion to $4.5 billion as of March 31, 2024 from $5.2 billion as of March 31, 2023. This decrease was primarily driven by a $1.2 billion decrease in inventories, a $0.5 billion decrease in accounts receivable, net and derecognition of $0.4 billion of Nextracker's working capital following the Spin-off, partially offset by a $1.3 billion decrease in accounts payables.

Cash used in investing activities totaled $0.5 billion during fiscal year 2024. This was primarily driven by $0.5 billion of capital expenditures for property and equipment to continue expanding capabilities and capacity in support of our CEC, Automotive, and Industrial businesses.
Cash used in financing activities was $1.7 billion during fiscal year 2024. This was primarily driven by $1.3 billion of cash paid for the repurchase of our ordinary shares and $0.4 billion net cash for repayments of bank borrowings and long-term debt, as cash received from the sale of Nextracker shares was offset by the capital reduction from the Nextracker Spin-off and other financing items. Refer to note 9 and note 20 to the consolidated financial statement in Item 8, "Financial Statements and Supplementary Data" for additional details.
Fiscal Year 2023
Cash provided by operating activities was $1.0 billion during fiscal year 2023. The total cash provided by operating activities resulted primarily from $1.0 billion of net income for the period plus $0.5 billion of non-cash charges such as depreciation, amortization, non-cash lease expense, restructuring and impairment charges, provision for doubtful accounts, deferred income taxes and stock-based compensation. Depreciation expense was $0.4 billion and relatively consistent with prior years. These additions were offset by a net change in our operating assets and liabilities of $0.6 billion primarily driven by changes in net working capital.
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
Fiscal Year 2022
Cash provided by operating activities was $1.0 billion during fiscal year 2022. The total cash provided by operating activities resulted primarily from $0.9 billion of net income for the period plus $0.6 billion of non-cash charges such as depreciation, amortization, non-cash lease expense, restructuring and impairment charges, provision for doubtful accounts, deferred income taxes and stock-based compensation. Depreciation expense was $0.4 billion and relatively consistent with prior years. These additions were offset by a net change in our operating assets and liabilities of $0.5 billion as increases in inventory holdings were not fully offset by growth in accounts payable and working capital advances.
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
Adjusted Free Cash Flow
We believe adjusted free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our adjusted free cash flow is defined as cash from operations, less net purchases of property and equipment to present adjusted cash flows on a consistent basis for investors. Our adjusted free cash flow was $0.8 billion, $0.3 billion and $0.6 billion for fiscal years 2024, 2023 and 2022, respectively. Adjusted free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Adjusted free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Adjusted free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Fiscal Year Ended March 31,
	2024	2023	2022
	(In millions)
Net cash provided by operating activities	$1,326	$950	$1,024
Purchases of property and equipment	(530)	(635)	(443)
Proceeds from the disposition of property and equipment	25	20	11
Adjusted free cash flow (1)	$821	$335	$593
(1)Fiscal year 2022 figures in the table may not foot exactly due to rounding.
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
We maintain a commercial paper program which provides short-term financing under which there were no borrowings outstanding as of March 31, 2024.
Historically, we have funded operations from cash and cash equivalents generated from operations, proceeds from public offerings of debt securities, bank debt and lease financings. We may enter into debt and equity financings, sales of accounts receivable and lease transactions to fund acquisitions and anticipated growth as needed. During fiscal year 2024, 2023 and 2022, we received approximately $3.6 billion, $3.5 billion, and $1.6 billion, respectively, from other sales of receivables under our factoring programs. As of March 31, 2024 and 2023, the outstanding balance on receivables sold for cash was $0.8 billion and $0.8 billion, respectively, under our accounts receivable factoring programs, which were removed from accounts receivable balances in our consolidated balance sheets.
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
Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $2 billion in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 2, 2023. During fiscal year 2024, we paid $1.3 billion to repurchase shares under the current and prior repurchase plans at an average price of $25.65 per share. As of March 31, 2024, shares in the aggregate amount of $1.0 billion were available to be repurchased under the current plan.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Refer to the note 9 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for details of our debt obligations.
In addition. we have leased certain of our property and equipment under finance lease commitments, and certain of our facilities and equipment under operating lease commitments. The following table summarizes current and non-current material cash requirements as of March 31, 2024 including future payments due under our debt including finance leases and related interest obligations and operating leases (amounts may not sum due to rounding):

	Total	1 Year or Less	2 - 3 Years	4 - 5 Years	Greater Than 5 Years
	(In millions)
Contractual Obligations:
Bank borrowings, long-term debt and finance lease obligations:
Bank borrowings and long-term debt	$3,276	$—	$1,266	$424	$1,586
Finance leases	1	1	—	—	—
Interest on long-term debt obligations	558	139	207	153	59
Operating leases, net of subleases	712	160	239	157	156
Restructuring costs	80	79	1	—	—
Total contractual obligations	$4,627	$379	$1,713	$734	$1,801
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
A portion of our exposure to market risk for changes in interest rates relates to our highly liquid investment portfolio, with maturities of three months or less from original dates of purchase and are classified as cash equivalents on our consolidated balance sheet. We do not use derivative financial instruments in our highly liquid investment portfolio. We place cash and cash equivalents with various major financial institutions and highly rated money market accounts. Our investment policy has strict guidelines focusing on preservation of capital. The portfolio is comprised of various instruments including term deposits with banks, marketable securities and money market accounts. Our cash is principally invested in the U.S. dollar and China renminbi serving as a natural hedge of our renminbi denominated costs. As of March 31, 2024, the outstanding amount in the highly liquid investment portfolio was $0.8 billion, the largest components of which were U.S. dollar, Indian rupee, Brazilian real and Israeli shekel denominated money market accounts with an average return of 4.0%. A hypothetical 10% change in interest rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.
As of March 31, 2024, the approximate average fair value of our debt outstanding under our Notes due June 2025, February 2026, January 2028, June 2029, and May 2030 was 98.3% of the face value of the debt obligations based on broker trading prices in active markets.
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
We endeavor to maintain a partial or fully hedged position for certain transaction exposures. These exposures are primarily, but not limited to, revenues, customer and vendor payments and inter-company balances in currencies other than the functional currency of the operating entity. The credit risk of our foreign currency derivative contracts is minimized since all contracts are with large financial institutions and accordingly, fair value adjustments related to the credit risk of the counter-party financial institutions were not material. The gains and losses on foreign currency derivative contracts generally offset the losses and gains on the assets, liabilities and transactions hedged. The fair value of currency derivative contracts is reported on the balance sheet. The aggregate notional amount of outstanding contracts as of March 31, 2024 amounted to $8.6 billion and the recorded fair values of the associated assets and liabilities were not material to the Company's consolidated financial position. The majority of these foreign exchange contracts expire in less than three months. They will settle primarily in the Brazilian real, British pound, China renminbi, Euro, Malaysian ringgit, Mexican peso, and U.S. dollar.
Based on our overall currency rate exposures as of March 31, 2024, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors, a 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Flex Ltd., Singapore
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Flex Ltd. and subsidiaries (the “Company”) as of March 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income, redeemable noncontrolling interest and shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2024, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 17, 2024 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Revenue - Variable Consideration and Associated Customer-Related Accruals for Pricing Adjustments - Refer to Notes 2 and 4 to the Financial Statements
Critical Audit Matter Description
Certain of the Company’s customer agreements include potential price adjustments which may result in variable consideration. These price adjustments include committed price reductions, material margins earned over the period that are contractually required to be paid to the customers, and other periodic pricing resets that may be refundable to customers. The Company recognizes estimates of this variable consideration that are not expected to result in a significant revenue reversal in the future, primarily based on the amount of potential refunds required by the contract, historical experience and other surrounding facts and circumstances.

We identified the recognition of variable consideration and the associated customer-related accruals for pricing adjustments as a critical audit matter due to the judgments necessary to determine when estimates of this variable consideration are no longer expected to result in a significant revenue reversal in the future. This required extensive audit effort and a higher degree of auditor judgment when performing audit procedures to evaluate the reasonableness of the variable consideration and associated customer-related accruals for pricing adjustments.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to variable consideration and associated customer related accruals for pricing adjustments included the following, among others:
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
•We selected a sample of contracts with customers that included potential price adjustment clauses and performed the following:
–We read the customer contracts to develop an understanding of clauses that could give rise to variable consideration and evaluated whether the Company’s accounting conclusions with respect to those clauses were reasonable.
–We obtained and tested the mathematical accuracy of the Company’s calculations of customer related accruals and evaluated the Company’s judgments regarding the amount of variable consideration that should be deferred. In making this evaluation we considered both the terms included in the customer contract and the Company’s historical experience in settling amounts with the customer.
Income Taxes - US Valuation Allowance - Refer to Note 15 to the Financial Statements
Critical Audit Matter Description
The Company records income taxes under the asset and liability method, whereby deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The carrying amounts of deferred tax assets are reduced by a valuation allowance if, based on the available evidence, it is not more likely than not that such assets will be realized. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the deferred tax assets. During fiscal year 2024, the Company determined it was more likely than not that the U.S. deferred tax assets are realizable. As a result, the Company released the valuation allowance related to these deferred tax assets of $461 million and recorded a corresponding net income tax benefit.

We identified as a critical audit matter management’s determination that the positive evidence of the three-year trend of objective and verifiable taxable income and forecasts of continued taxable income outweighed the negative evidence of historical losses and volatility because of the judgment required by management to determine forecasted taxable income. This required a higher degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasts of sufficient future taxable income.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s determination that in the current year it was more likely than not that the U.S. deferred tax assets will be realized in the future included the following, among others:

•We tested the effectiveness of management's controls over their analysis to conclude it is more likely than not that sufficient future taxable income will be generated to realize the deferred tax assets.

•With the assistance of our tax specialists, we performed the following:
–Tested the accuracy of historical taxable income used in the analysis.
–Evaluated management's assessment and weighting of the objective three-year trend of taxable income and forecasts of continued taxable income against the historical losses and volatility to conclude if a valuation allowance was necessary.
–Tested the projection of future realization of the deferred tax assets, including the application of tax laws to determine the sufficiency of future projected taxable income prior to expiration of the deferred tax assets.
–Evaluated whether the estimates of future taxable income were consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
May 17, 2024
We have served as the Company’s auditors since 2002.

FLEX LTD.
CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2024	2023
	(In millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,474	$3,164
Accounts receivable, net of allowance for doubtful accounts	3,033	3,480
Contract assets	249	243
Inventories	6,205	7,388
Other current assets	1,031	875
Current assets of discontinued operations	—	883
Total current assets	12,992	16,033
Property and equipment, net	2,269	2,342
Operating lease right-of-use assets, net	601	605
Goodwill	1,135	1,139
Other intangible assets, net	245	315
Other non-current assets	1,015	490
Non-current assets of discontinued operations	—	483
Total assets	$18,257	$21,407
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$—	$150
Accounts payable	4,468	5,724
Accrued payroll and benefits	488	506
Deferred revenue and customer working capital advances	2,615	2,955
Other current liabilities	968	1,019
Current liabilities of discontinued operations	—	513
Total current liabilities	8,539	10,867
Long-term debt, net of current portion	3,261	3,544
Operating lease liabilities, non-current	490	504
Other non-current liabilities	642	554
Non-current liabilities of discontinued operations	—	232
Total liabilities	12,932	15,701
Commitments and contingencies (Note 14)
Shareholders' equity
Flex Ltd. shareholders' equity
Ordinary shares, no par value; 1,500,000,000 authorized, 408,101,772 and 500,362,046 issued, and 408,101,772 and 450,122,691 outstanding as of March 31, 2024 and 2023, respectively	5,074	6,493
Treasury stock, at cost; zero and 50,239,355 shares as of March 31, 2024 and 2023, respectively	—	(388)
Accumulated earnings (deficit)	446	(560)
Accumulated other comprehensive loss	(195)	(194)
Total Flex Ltd. shareholders' equity	5,325	5,351
Noncontrolling interest of discontinued operations	—	355
Total shareholders' equity	5,325	5,706
Total liabilities and shareholders' equity	$18,257	$21,407
The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2024	2023	2022
	(In millions, except per share amounts)
Net sales	$26,415	$28,502	$24,633
Cost of sales	24,395	26,503	22,838
Restructuring charges	155	23	15
Gross profit	1,865	1,976	1,780
Selling, general and administrative expenses	922	874	830
Intangible amortization	70	81	60
Restructuring charges	20	4	—
Operating income	853	1,017	890
Interest expense	207	230	166
Interest income	56	30	14
Other charges (income), net	44	6	(165)
Equity in earnings (losses) of unconsolidated affiliates	8	(4)	61
Income from continuing operations before income taxes	666	807	964
(Benefit from) provision for income taxes	(206)	124	92
Net income from continuing operations	872	683	872
Net income from discontinued operations, net of tax	373	350	68
Net income	1,245	1,033	940
Net income attributable to noncontrolling interest and redeemable noncontrolling interest	239	240	4
Net income attributable to Flex Ltd.	$1,006	$793	$936

Basic earnings per share from continuing operations	$2.00	$1.50	$1.83
Basic earnings per share from discontinued operations	0.31	0.25	0.14
Basic earnings per share attributable to the shareholders of Flex Ltd.	$2.31	$1.75	$1.97

Diluted earnings per share from continuing operations	$1.98	$1.48	$1.81
Diluted earnings per share from discontinued operations	0.30	0.24	0.13
Diluted earnings per share attributable to the shareholders of Flex Ltd.	$2.28	$1.72	$1.94

Weighted-average shares used in computing per share amounts:
Basic	435	454	476
Diluted	441	462	483

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
	2024	2023	2022
	(In millions)
Net income	$1,245	$1,033	$940
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(19)	(64)	(39)
Unrealized gains (loss) on derivative instruments and other	18	52	(24)
Comprehensive income	$1,244	$1,021	$877
Comprehensive income attributable to noncontrolling interest and redeemable noncontrolling interest	239	240	4
Comprehensive income attributable to Flex Ltd.	$1,005	$781	$873

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY

	Redeemable Noncontrolling Interest	Ordinary Shares			Accumulated Other Comprehensive Loss					Total
	Amount	Shares Outstanding	Amount	Accumulated Earnings (Deficit)	Unrealized Gains (Loss) on Derivative Instruments And Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss	Total Flex Ltd. Shareholders' Equity	Noncontrolling Interest of Discontinued Operations	Shareholders' Equity
		(In millions)
BALANCE AT MARCH 31, 2021	$—	492	$5,844	$(2,289)	$(42)	$(77)	$(119)	$3,436	$—	$3,436
Sale of subsidiary's redeemable preferred units, net of transaction cost	74	—	414	—	—	—	—	414	—	414
Repurchase of Flex Ltd. ordinary shares at cost	—	(38)	(686)	—	—	—	—	(686)	—	(686)
Exercise of stock options	—	1	1	—	—	—	—	1	—	1
Issuance of Flex Ltd. vested shares under restricted share unit awards	—	6	—	—	—	—	—	—	—	—
Net income	4	—	—	936	—	—	—	936	—	936
Stock-based compensation	—	—	91	—	—	—	—	91	—	91
Total other comprehensive loss	—	—	—	—	(24)	(39)	(63)	(63)	—	(63)
BALANCE AT MARCH 31, 2022	78	461	5,664	(1,353)	(66)	(116)	(182)	4,129	—	4,129
Issuance of Nextracker common stock and related transactions	(99)	—	644	—	—	—	—	644	158	802
Payment for pre-IPO dividend to redeemable noncontrolling interest	(22)	—	—	—	—	—	—	—	—	—
Repurchase of Flex Ltd. ordinary shares at cost	—	(20)	(337)	—	—	—	—	(337)	—	(337)
Issuance of Flex Ltd. vested shares under restricted share unit awards	—	9	1	—	—	—	—	1	—	1
Net income	43	—	—	793	—	—	—	793	197	990
Stock-based compensation	—	—	133	—	—	—	—	133	—	133
Total other comprehensive gains (loss)	—	—	—	—	52	(64)	(12)	(12)	—	(12)
BALANCE AT MARCH 31, 2023	—	450	6,105	(560)	(14)	(180)	(194)	5,351	355	5,706
Spin-off of Nextracker	—	—	(492)	—	—	—	—	(492)	(480)	(972)
Nextracker follow-on transactions and distribution	—	—	607	—	—	—	—	607	(114)	493
Repurchase of Flex Ltd. ordinary shares at cost	—	(51)	(1,298)	—	—	—	—	(1,298)	—	(1,298)
Issuance of Flex Ltd. vested shares under restricted share unit awards	—	9	—	—	—	—	—	—	—	—
Net income	—	—	—	1,006	—	—	—	1,006	239	1,245
Stock-based compensation	—		152	—	—	—	—	152	—	152
Total other comprehensive gains (loss)	—	—	—	—	18	(19)	(1)	(1)	—	(1)
BALANCE AT MARCH 31, 2024	$—	408	$5,074	$446	$4	$(199)	$(195)	$5,325	$—	$5,325
The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2024	2023	2022
	(In millions)
Cash flows from operating activities:
Net income	$1,245	$1,033	$936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	431	414	409
Amortization and other impairment charges	106	87	75
Provision for doubtful accounts (Note 2)	9	3	(3)
Other non-cash income	(25)	(44)	(54)
Non-cash lease expense	139	131	130
Stock-based compensation	152	133	91
Deferred income taxes	(480)	(192)	(44)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	380	(388)	624
Contract assets	(41)	(27)	(226)
Inventories	1,105	(974)	(2,655)
Other current and noncurrent assets	(297)	(55)	(295)
Accounts payable	(986)	(341)	969
Other current and noncurrent liabilities	(412)	1,170	1,067
Net cash provided by operating activities	1,326	950	1,024
Cash flows from investing activities:
Purchases of property and equipment	(530)	(635)	(443)
Proceeds from the disposition of property and equipment	25	20	11
Acquisitions of businesses, net of cash acquired	—	2	(539)
Proceeds from divestiture of businesses, net of cash held in divested businesses	12	2	9
Other investing activities, net	1	7	11
Net cash used in investing activities	(492)	(604)	(951)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	2	718	759
Repayments of bank borrowings and long-term debt	(409)	(1,024)	(284)
Payments for repurchases of ordinary shares	(1,298)	(337)	(686)
Proceeds from issuances of Nextracker shares	552	694	—
Payment for pre-IPO dividend to redeemable noncontrolling interest	—	(22)	—
Payment for purchase of Nextracker LLC units from TPG	(57)	—	—
Proceeds from sale of subsidiary's redeemable preferred units	—	—	488
Capital reduction from Nextracker spin off	(368)	—	—
Other financing activities, net	(78)	(27)	3
Net cash (used in) provided by financing activities	(1,656)	2	280
Effect of exchange rates on cash	2	(18)	(26)
Net (decrease) increase in cash and cash equivalents	(820)	330	327
Cash and cash equivalents, beginning of year	3,294	2,964	2,637
Cash and cash equivalents, end of year	$2,474	$3,294	$2,964

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION OF THE COMPANY
Flex Ltd. ("Flex" or the "Company") is the advanced, end-to-end manufacturing partner of choice that helps market-leading brands design, build, deliver and manage innovative products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, Flex supports our customers' entire product lifecycle with a broad array of services in every major region. The Company's full suite of specialized capabilities include design and engineering, supply chain, manufacturing, post-production and post-sale services. Flex partners with customers across a diverse set of industries including cloud, communications, enterprise, automotive, industrial, consumer devices, lifestyle, healthcare, and energy. As of March 31, 2024, as a result of the Spin-off (defined below) of Nextracker Inc. ("Nextracker"), formerly Flex's subsidiary and Nextracker segment, in the fourth quarter of fiscal year 2024, Flex now reports its financial performance based on two operating and reportable segments as follows:
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
•Flex Reliability Solutions ("FRS"), which is comprised of the following end markets:
◦Automotive, including next generation mobility, autonomous, connectivity, electrification, and smart technologies
◦Health Solutions, including medical devices, medical equipment, and drug delivery
◦Industrial, including capital equipment, industrial devices, embedded and critical power offerings, and renewables and grid edge.
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
Nextracker Follow-on Offering and Spin-off
On February 13, 2023, Nextracker completed an initial public offering (the “IPO”) of its Class A common stock. Prior to the IPO, the Company maintained an 82.6% indirect ownership in Nextracker and consolidated Nextracker. On July 3, 2023, Nextracker completed a follow-on offering to its IPO and issued 15,631,562 shares of Class A common stock and received net proceeds of $552 million. The entire net proceeds were used by Nextracker to acquire 14,025,000 Nextracker LLC common units from Yuma, Inc., the Company’s indirect wholly-owned subsidiary, and 1,606,562 Nextracker LLC common units from TPG Rise Flash, L.P., an affiliate of the global alternative asset management firm TPG. As a result of the repurchase of Nextracker LLC common units by Nextracker, 15,631,562 shares of Nextracker Class B common stock were cancelled. The Company received approximately $495 million from the follow-on offering, after distribution of net proceeds to TPG and expenses. After the follow-on transaction, Flex held approximately 51.5% of Nextracker's common stock.
In connection with the IPO, Nextracker entered into a Tax Receivable Agreement ("TRA") with Flex and TPG wherein 85% of the tax benefits realized in relation to the IPO would be paid to those parties. Flex has not recorded an asset in relation to amounts potentially due to Flex under the TRA as the amounts are contingent upon Nextracker realizing the IPO related tax benefits. As such, amounts will be recognized in income, if and when they are received. Amounts that could be received by Flex, over a 20 year period, range from zero to approximately $300 million.
On January 2, 2024, the Company completed its previously announced spin-off of its remaining interest in Nextracker (the "Spin-off") to Flex shareholders on a pro-rata basis based on the number of ordinary shares of Flex held by each shareholder of Flex (the “Distribution”) as of December 29, 2023, which was the record date of the Distribution, pursuant to the Agreement

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and Plan of Merger, dated as of February 7, 2023. Under the terms of the Spin-off, Flex shareholders received approximately 0.17 shares of Nextracker Class A common stock for each Flex ordinary share held as of the record date of the Distribution. Flex shareholders received cash in lieu of any fractional shares. The Spin-off qualifies as a tax-free transaction for U.S. federal income tax purposes.
As a result of the completion of the Spin-off, Nextracker became a fully independent public company, Flex no longer directly or indirectly holds any shares of Nextracker common stock or any securities convertible into or exchangeable for shares of Nextracker common stock and Flex no longer consolidates Nextracker into its financial results. All noncontrolling interest related to Nextracker have been eliminated through additional paid-in capital. Prior to or in connection with the Spin-off, Flex entered into various agreements to effect the Spin-off and provide a framework for the relationship between Flex and Nextracker following the Spin-off, including a Separation Agreement, a Tax Matters Agreement, a Transition Services Agreement, as well as agreements governing future trading relationships.
Subsequent to the Spin-off, Flex will present Nextracker’s historical operations as discontinued operations and, as such, Nextracker’s historical results have been excluded from continuing operations and unless otherwise indicated Flex’s disclosures are presented on a continuing operations basis.
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
As a result of the Spin-off in the fourth quarter of fiscal year 2024, the historical financial results and financial position of Nextracker are presented as discontinued operations in the consolidated statements of operations and balance sheets for all periods presented. The historical statements of comprehensive income and cash flows and the balances related to stockholders’ equity have not been revised to reflect the effect of the Spin-off. See note 7 "Discontinued Operations" for additional information.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the activity in the Company's allowance for doubtful accounts during fiscal years 2024, 2023 and 2022:

	Balance at Beginning of Year	Charges (Recoveries) to Costs and Expenses(1)	Deductions/ Write-Offs (2)	Balance at End of Year
	(In millions)
Allowance for doubtful accounts:
Year ended March 31, 2022	$57	$(3)	$(2)	$52
Year ended March 31, 2023	52	4	(50)	6
Year ended March 31, 2024	6	9	(3)	12

(1)Charges and recoveries incurred during fiscal years 2024, 2023 and 2022 are primarily for costs and expenses or bad debt recoveries related to various distressed customers.
(2)Deductions and write-offs during fiscal year 2023 is primarily as a result of a settlement reached with a certain former customer.
No customer accounted for greater than 10% of the Company's net sales in fiscal years 2024, 2023 or 2022. No customer accounted for greater than 10% of the Company's total balance of accounts receivable, net as of the fiscal year ended March 31, 2024, March 31, 2023 or March 31, 2022.
The Company's ten largest customers accounted for approximately 37%, 37% and 36%, of its net sales in fiscal years 2024, 2023 and 2022, respectively.
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
Cash and cash equivalents consisted of the following:

	As of March 31,
	2024	2023
	(In millions)
Cash and bank balances	$1,715	$840
Money market funds and time deposits	759	2,324
	$2,474	$3,164

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Inventories
Inventories are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. The stated cost is comprised of direct materials, labor and overhead. The components of inventories, net of applicable lower of cost or net realizable value write-downs, were as follows:

	As of March 31,
	2024	2023
	(In millions)
Raw materials	$5,045	$6,111
Work-in-progress	623	705
Finished goods	537	572
	$6,205	$7,388
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

	Depreciable Life (In Years)	As of March 31,
		2024	2023
		(In millions)
Machinery and equipment	2 - 10	$3,960	$3,728
Buildings	30	1,212	1,162
Leasehold improvements	Shorter of lease term or useful life of the improvement	651	586
Furniture, fixtures, computer equipment and software, and other	3 - 7	549	543
Land	—	123	124
Construction-in-progress	—	214	399
		6,709	6,542
Accumulated depreciation and amortization		(4,440)	(4,200)
Property and equipment, net		$2,269	$2,342
Total depreciation expense associated with property and equipment was approximately $428 million, $411 million and $406 million in fiscal years 2024, 2023 and 2022, respectively.
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
Accounting for Business and Asset Acquisitions

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company has strategically pursued business and asset acquisitions. For business combinations, the fair value of the net assets acquired and the results of the acquired businesses are included in the Company's consolidated financial statements from the acquisition dates forward. The Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, intangible assets and related deferred tax liabilities, useful lives of plant and equipment and amortizable lives for acquired intangible assets. Any excess of the purchase consideration over the fair value of the identified assets and liabilities acquired is recognized as goodwill.
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
Goodwill
The Company evaluates goodwill for impairment at the reporting unit level annually, and in certain circumstances such as a change in reporting units or whenever there are indications that goodwill might be impaired. The Company performed its annual goodwill impairment assessment on January 1, 2024 and as a result of the quantitative assessment of its goodwill, the Company determined that no impairment existed as of the date of the impairment test because the fair value of each one of its six reporting units exceeded its respective carrying value.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the activity in the Company's goodwill during fiscal years 2024 and 2023:

	FAS	FRS	Total
	(In millions)
Balance at March 31, 2022	$371	$767	$1,138
Acquisitions (1)	—	(2)	(2)
Foreign currency translation adjustments	—	3	3
Balance at March 31, 2023	371	768	1,139
Divestitures (2)	—	(1)	(1)
Foreign currency translation adjustments	—	(3)	(3)
Balance at March 31, 2024	$371	$764	$1,135
(1)Represents purchase price adjustment for the acquisition of Anord Mardix in fiscal year 2023.
(2)A reduction of approximately $1 million as a result of the divestiture of a non-strategic immaterial business within the FRS segment in fiscal year 2024.
Goodwill of $204 million was derecognized as part of the Spin-off in the fiscal year ended March 31, 2024. Following the Spin-off, all assets and liabilities of Nextracker are presented separately and so the $204 million of goodwill is presented in non-current assets of discontinued operations in the consolidated balance sheet as of March 31, 2023 in these financial statements.
Other Intangible Assets
The Company's acquired intangible assets are subject to amortization over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value. The Company reviewed the carrying value of its intangible assets as of March 31, 2024 and concluded that such amounts continued to be recoverable.
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
The components of acquired intangible assets are as follows:

	As of March 31, 2024				As of March 31, 2023
	Weighted-Average Remaining Useful life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In millions)
Intangible assets:
Customer-related intangibles	6.2	$316	$(186)	$130	$373	$(204)	$169
Licenses and other intangibles	5.5	298	(183)	115	297	(151)	146
Total		$614	$(369)	$245	$670	$(355)	$315

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Total intangible asset amortization expense recognized in operations during fiscal years 2024, 2023 and 2022 was $70 million, $81 million and $60 million, respectively. The gross carrying amounts of intangible assets are removed when fully amortized. During fiscal year 2024, the gross carrying amounts of fully amortized intangible assets totaled $50 million. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2025	$63
2026	43
2027	35
2028	27
2029	24
Thereafter	53
Total amortization expense	$245
The Company owns or licenses various United States and foreign patents relating to a variety of technologies. For certain of the Company's proprietary processes, inventions, and works of authorship, the Company relies on trade secret or copyright protection. The Company also maintains trademark rights (including registrations) for the Company's corporate name and several other trademarks and service marks that the Company uses in the Company's business in the United States and other countries throughout the world. The Company has policies and procedures (including both technological means and training programs for the Company's employees) to identify and protect the Company's intellectual property, as well as that of the Company's customers and suppliers. As of March 31, 2024 and 2023, the carrying value of the Company's intellectual property was not material.
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
Investments
The Company has an investment portfolio that consists of strategic investments in privately held companies, and certain venture capital funds which are included within other non-current assets. These privately held companies range from startups to more mature companies with established revenue streams and business models. As of March 31, 2024, and March 31, 2023, the Company's investments in non-consolidated companies totaled $123 million and $115 million, respectively.
The Company recognized $8 million of net equity in earnings and $4 million of equity in losses, associated with its equity method investments, in equity in earnings of unconsolidated affiliates on the consolidated statement of operations during fiscal years 2024 and 2023, respectively.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Customer Working Capital Advances
Customer working capital advances were $2.2 billion and $2.3 billion, as of March 31, 2024 and 2023, respectively. The customer working capital advances are not interest-bearing, do not generally have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production or the customer working capital advance agreement is terminated.
Other non-current assets
Other non-current assets include deferred tax assets of $644 million and $153 million as of March 31, 2024 and 2023, respectively.
Other Current Liabilities
Other current liabilities include customer-related accruals of $277 million and $301 million as of March 31, 2024 and 2023, respectively.
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
As of March 31, 2024 and 2023, current operating lease liabilities were $136 million and $124 million, respectively, which are included in other current liabilities on the consolidated balance sheets.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restructuring Charges
The Company recognizes restructuring charges related to its plans to close or consolidate excess manufacturing facilities and reduce excess workforce capacity. In connection with these activities, the Company records restructuring charges for employee termination costs, long-lived asset impairment and other exit-related costs.
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
Recently Issued Accounting Pronouncements
In March 2024, the FASB issued ASU 2024-02 "Codification Improvements—Amendments to Remove References to the Concepts Statements", which removes various references to concepts statements from the FASB Accounting Standards Codification. This ASU is effective for the Company beginning in the first quarter of fiscal year 2026, with early adoption permitted. The Company expects the new guidance will have an immaterial impact on its consolidated financial statements, and intends to adopt the guidance when it becomes effective in the first quarter of fiscal year 2026.
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
In November 2023, the FASB issued ASU 2023-07 "Segment Reporting - Improvements to Reportable Segment Disclosures", which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The guidance is effective for the Company beginning in the fourth quarter of fiscal year 2025, with early adoption permitted. The Company is currently assessing the impact of ASU 2023-07 on its consolidated financial statements, and intends to adopt the guidance retrospectively when it becomes effective in the fourth quarter of fiscal year 2025.
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
Recently Adopted Accounting Pronouncements
In September 2022, the FASB issued ASU 2022-04 "Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations", which requires a buyer in a supplier finance program to disclose sufficient information about the program to allow a user of financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. To achieve that objective, the buyer should disclose qualitative and quantitative information about its supplier finance programs. The amendments in this update do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The guidance is effective for the Company beginning in the first quarter of fiscal year 2024, except for the amendment on roll-forward information which is effective in fiscal year 2025, with early adoption permitted. The Company adopted the guidance retrospectively during the first quarter of fiscal year 2024, including a roll-forward of changes in those obligations, with immaterial impacts on its consolidated financial statements.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company has four supplier finance programs, all of which have substantially similar characteristics, with various financial institutions that act as the paying agent for certain payables of the Company. The Company established these programs through agreements with the financial institutions to enable more efficient payment processing to our suppliers while also providing our suppliers a potential source of liquidity to the extent they choose to sell their receivables to the financial institutions in advance of the receivables' due date. Our suppliers’ participation in the programs is voluntary, the Company is not involved in negotiations of the suppliers’ arrangements with the financial institutions to sell their receivables, and our rights and obligations to our suppliers are not impacted by our suppliers’ decisions to sell amounts under these programs. Under these supplier finance programs, the Company pays the financial institutions the stated amount of confirmed invoices from its participating suppliers on the original maturity dates of the invoices. All payment terms are short-term in nature and are not dependent on whether the suppliers participate in the supplier finance programs or if the suppliers elect to receive early payment from the financial institutions. No guarantees are provided by the Company under the supplier finance programs and the Company incurs no costs related to the programs. We have no economic interest in a supplier’s decision to participate in the supplier finance programs.
Obligations under these programs are classified within accounts payable on the consolidated balance sheets, with the associated payments reflected in the operating activities section of the consolidated statement of cash flows. The roll-forward of the Company's outstanding obligations confirmed as valid under its supplier finance programs for the fiscal year ended March 31, 2024 is as follows.

Fiscal Year Ended
March 31, 2024
(In millions)
Confirmed obligations outstanding at the beginning of the year	$157
Invoices confirmed during the year	604
Confirmed invoices paid during the year	(643)
Foreign currency exchange impact	5
Confirmed obligations outstanding at the end of the year	$123
3. LEASES
The Company has several commitments under operating leases for warehouses, buildings, and equipment. The Company also has a minimal number of finance leases with an immaterial impact on its consolidated financial statements. Leases have remaining lease terms ranging from approximately 1 year to 20 years.
The components of lease cost recognized were as follow (in millions):

Lease cost	Fiscal Year Ended
	March 31, 2024	March 31, 2023
Operating lease cost	$167	$149

Amounts reported in the consolidated balance sheet as of the fiscal years ended March 31, 2024 and 2023 were (in millions, except weighted average lease term and discount rate):

	As of March 31, 2024	As of March 31, 2023
Operating Leases:
Operating lease right of use assets	$601	$605
Operating lease liabilities	626	628

Weighted-average remaining lease term (In years)
Operating leases	6.3	6.6

Weighted-average discount rate
Operating leases	4.4%	4.3%

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other information related to leases was as follow (in millions):

	Fiscal Year Ended
	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$160	$149

Right‑of‑use assets obtained in exchange for lease liabilities
Operating Lease	$134	$119
Future lease payments under non-cancellable leases as of March 31, 2024 were as follows (in millions):

Fiscal Year Ended March 31,	Operating Leases
2025	$160
2026	135
2027	104
2028	88
2029	69
Thereafter	157
Total undiscounted lease payments	713
Less: imputed interest	87
Total lease liabilities	$626
Total rent expense amounted to $188 million, $182 million, and $178 million in fiscal years 2024, 2023 and 2022, respectively.
4. REVENUE
Revenue Recognition
The Company provides a comprehensive suite of services for its customers that range from advanced product design to manufacturing and logistics to after-sales services. The first step in its process for revenue recognition is to identify a contract with a customer. A contract is defined as an agreement between two parties that creates enforceable rights and obligations and can be written, verbal, or implied. The Company generally enters into master supply agreements (“MSAs”) with its customers that provide the framework under which business will be conducted. This includes matters such as warranty, indemnification, transfer of title and risk of loss, liability for excess and obsolete inventory, pricing formulas, payment terms, etc., and the level of business under those agreements may not be guaranteed. In those instances, the Company bids on a program-by-program basis and typically receives customer purchase orders for specific quantities and timing of products. As a result, the Company considers its contract with a customer to be the combination of the MSA and the purchase order, or any other similar documents such as a statement of work, product addendum, forecast commitments, emails or other communications that embody the commitment by the customer.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
A contract liability is recognized when the Company receives payments in advance of the satisfaction of performance. Contract liabilities, identified as deferred revenue, were $490 million and $662 million as of March 31, 2024 and 2023, respectively, of which $449 million and $607 million, respectively, is included in deferred revenue and customer working capital advances under current liabilities.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated based on timing of transfer - point in time and over time for the fiscal years ended March 31, 2024, 2023 and 2022:

	Fiscal Year Ended March 31,
	2024	2023	2022
Timing of Transfer	(In millions)
FAS
Point in time	$12,811	$14,942	$13,288
Over time	1,112	827	739
Total	13,923	15,769	14,027
FRS
Point in time	11,706	12,004	9,904
Over time	786	729	702
Total	12,492	12,733	10,606
Flex
Point in time	24,517	26,946	23,192
Over time	1,898	1,556	1,441
Total	$26,415	$28,502	$24,633
5. SHARE-BASED COMPENSATION
Equity Compensation Plan
Flex historically maintains stock-based compensation plans at a corporate level. The Company granted equity compensation awards under its 2017 Equity Incentive Plan (the "2017 Plan").
Share-Based Compensation Expense
The following table summarizes the Company's share-based compensation expense for the 2017 Plan:

	Fiscal Year Ended March 31,
	2024	2023	2022
	(In millions)
Cost of sales	$28	$24	$23
Selling, general and administrative expenses	85	77	65
Total share-based compensation expense	$113	$101	$88
Cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee exercises of share options over the share-based compensation cost recognized for those options) are classified as operating cash flows. During fiscal years 2024, 2023 and 2022, the Company did not recognize any excess tax benefits as an operating cash inflow.
The 2017 Plan
As of March 31, 2024, the Company had approximately 23.0 million shares available for grant under the 2017 Plan. The Company grants restricted share unit ("RSU") awards under its 2017 Plan. RSU awards are rights to acquire a specified number of ordinary shares for no cash consideration in exchange for continued service with the Company. RSU awards generally vest in installments over a two to three-year period and unvested RSU awards are generally forfeited upon termination of employment.
Vesting for certain RSU awards is contingent upon both service and market conditions or both service and performance conditions.
As of March 31, 2024, the total unrecognized compensation cost related to unvested RSU awards under the 2017 Plan was approximately $173 million. These costs will be amortized generally on a straight-line basis over a weighted-average period of approximately 2.0 years. Approximately $14 million of the total unrecognized compensation cost is related to RSU awards

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
granted to certain key employees whereby vesting is contingent on meeting certain market conditions. Approximately $10 million of the total unrecognized compensation cost is related to RSU awards granted to certain key employees whereby vesting is contingent on meeting certain performance conditions.
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
Expected volatility of Flex—Volatility used in a Monte Carlo simulation is derived from the historical volatility of Flex's stock price over a period equal to the service period of the RSU awards granted. The service period is three years for those RSU awards granted in fiscal years 2024, 2023, and 2022.
Average peer volatility—Volatility used in a Monte Carlo simulation is derived from the historical volatilities of Flex's peer companies for the RSU awards granted in fiscal years 2024, 2023, and 2022.
Average Peer Correlation—Correlation coefficients were used to model the movement of Flex's stock price relative to Flex's peer companies for the RSU awards granted in fiscal years 2024, 2023, and 2022.
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
The fair value of the Company's RSU awards under the 2017 Plan, whereby vesting is contingent on meeting certain market conditions, for fiscal years 2024, 2023, and 2022 was estimated using the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2024	2023	2022
Expected volatility	36.9%	49.0%	54.6%
Average peer volatility	35.2%	41.4%	39.8%
Average peer correlation	0.4	0.4	0.4
Expected dividends	—%	—%	—%
Risk-free interest rate	4.3%	3.0%	0.3%

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Share-Based Awards Activity
The following table summarizes the Company's RSU award activity under the 2017 Plan ("Price" reflects the weighted-average grant-date fair value):

	Fiscal Year Ended March 31,
	2024		2023		2022
	Shares	Price	Shares	Price	Shares	Price
Unvested RSU awards outstanding, beginning of fiscal year	15,348,615	$16.79	17,019,559	$14.13	17,308,625	$11.14
Granted (1)	6,162,067	27.86	8,416,650	18.22	7,276,643	18.48
Vested (1)	(8,529,857)	14.34	(9,229,198)	12.51	(5,933,605)	10.87
Forfeited (2)	(994,150)	19.76	(858,396)	15.31	(1,632,104)	12.42
Adjustment due to the Spin-off (3)	3,380,381		—		—
Unvested RSU awards outstanding, end of fiscal year (4)	15,367,056	$17.73	15,348,615	$16.79	17,019,559	$14.13
(1)Included in both the fiscal years 2024 and 2023 amounts are 1.2 million of share bonus awards representing the number of awards achieved above target levels based on the achievement of certain market conditions for awards granted in the fiscal years 2021 and 2020, respectively. These awards were issued and immediately vested in accordance with the terms and conditions of the underlying awards.
(2)Includes immaterial RSU awards previously granted to Nextracker employees under the 2017 Plan canceled due to the Spin-off.
(3)Represents an adjustment to the outstanding RSU awards under the terms of the 2017 Plan using a conversion ratio of approximately 1.29 as a result of the Spin-off.
(4)The weighted-average grant date fair value of the RSUs included in the line item “Adjustment due to the Spin-off” is equal to the weighted-average grant date fair value of the awards at their respective grant date divided by a factor of approximately 1.29. The weighted-average grant date fair value of the unvested RSUs as of March 31, 2024 reflects the adjustment.
Of the 6.2 million unvested RSU awards granted in fiscal year 2024, approximately 4.3 million are plain-vanilla unvested RSU awards with no performance or market conditions with an average grant date price of $27.29 per share. Further, approximately 0.4 million of these unvested RSU awards granted in fiscal year 2024 represents the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions, with an average grant date fair value estimated to be $35.55 per award calculated using a Monte Carlo simulation. Vesting information for these shares is further detailed in the table below.
Of the 15.4 million unvested RSU awards outstanding under the 2017 Plan as of the fiscal year ended March 31, 2024, approximately 1.5 million unvested RSU awards represents the target amount of grants made to certain key employees whereby vesting is contingent on meeting certain market conditions summarized as follows:

	Target number of awards as of March 31, 2024 (in shares) (1)		Range of shares that may be issued (2)
		Average grant date fair value (per share)
					Assessment dates
Year of grant			Minimum	Maximum
Fiscal 2024	443,253	$35.55	—	886,506	June 2026
Fiscal 2023	628,720	$23.45	—	1,257,440	June 2025
Fiscal 2022	436,006	$25.86	—	872,012	June 2024
Totals	1,507,979			3,015,958
(1)    Includes an adjustment to the outstanding RSU awards under the terms of the 2017 Plan using a conversion ratio of approximately 1.29 as a result of the Spin-off.
(2)    Vesting ranges from zero to 200% based on measurement of Flex's total shareholder return against Flex's peer companies for RSU awards granted in fiscal years 2024, 2023 and 2022.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company will continue to recognize share-based compensation expense for awards with market conditions regardless of whether such awards will ultimately vest. During fiscal year 2024, 2.3 million shares vested in connection with the awards with market conditions granted in fiscal year 2021.
Approximately 0.4 million of these unvested RSU awards granted in fiscal year 2024 represents the target amount of grants made to certain key employees whereby vesting is contingent on certain performance conditions, with an average grant date price of $26.67 per share. Vesting information for these shares is further detailed in the table below.
Of the 15.4 million unvested RSU awards outstanding under the 2017 Plan as of the fiscal year ended March 31, 2024, approximately 1.5 million unvested RSU awards represents the target amount of grants made to certain key employees whereby vesting is contingent on meeting certain performance conditions summarized as follows:

	Target number of awards as of March 31, 2024 (in shares) (1)		Range of shares that may be issued (2)
		Average grant date fair value (per share)
					Assessment date
Year of grant			Minimum	Maximum
Fiscal 2024	443,253	$26.67	—	886,506	Mar 2027
Fiscal 2023	628,720	$16.52	—	1,257,440	Mar 2026
Fiscal 2022	436,003	$18.24	—	872,006	Mar 2025
Totals	1,507,976			3,015,952
(1)    Includes an adjustment to the outstanding RSU awards under the terms of the 2017 Plan using a conversion ratio of approximately 1.29 as a result of the Spin-off.
(2)    Vesting ranges from zero to 200% based on performance of Flex's average earnings per share growth.
The total intrinsic value of RSU awards vested under the Company's 2017 Plan was $227 million, $148 million and $108 million during fiscal years 2024, 2023 and 2022, respectively, based on the closing price of the Company's ordinary shares on the date vested.
Impact from Nextracker Spin-off on Equity Awards
Starting from fiscal year 2023, Nextracker granted equity compensation awards to Nextracker employees under the First Amended and Restated 2022 Nextracker LLC Equity Incentive Plan (the "2022 Nextracker Plan"), which was administered by Nextracker, a majority owned subsidiary of the Company prior to the Spin-off. Subsequent to the Spin-off, no stock-based compensation expense for the Nextracker awards granted under the 2022 Nextracker Plan will be included in Flex's consolidated financial statements.
In connection with the Spin-off, the Company was required to make certain adjustments to the number of share-based compensation awards under the 2017 Plan using a conversion ratio designed to preserve the intrinsic value of the awards to the holders immediately prior to the Spin-off. Adjustments to the outstanding share-based compensation awards did not result in material additional compensation expense. All outstanding RSU awards under the 2017 Plan for employees transferred to Nextracker were canceled in connection with the Spin-off. The Company did not recognize any compensation cost related to awards held by Nextracker employees post the Spin-off. Approximately $39 million of stock-based compensation expense was recognized in respect of Nextracker employees for fiscal year 2024 (prior to the Spin-off) and is included in net income from discontinued operations, net of tax.
6. EARNINGS PER SHARE
Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the applicable periods.
Diluted earnings per share reflects the potential dilution from share-based compensation awards. The potential dilution from restricted share unit awards was computed using the treasury stock method based on the average fair market value of the Company's ordinary shares for the period.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The computation of earnings per share and weighted average shares outstanding of the Company’s common stock for the following periods is presented below:

	Fiscal Year Ended March 31,
	2024	2023	2022
	(In millions, except per share amounts)
Numerator:
Net income from continuing operations	$872	$683	$872
Net income from discontinued operations, net of tax (Note 7)	373	350	68
Less: Net income attributable to noncontrolling interest and redeemable noncontrolling interest (Note 7)	239	240	4
Net income from discontinued operations attributable to Flex Ltd. (Note 7)	134	110	64
Total net income attributable to Flex Ltd.	$1,006	$793	$936

Denominator:
Weighted-average ordinary shares outstanding - basic	435	454	476
Weighted-average ordinary share equivalents from RSU awards (1)	6	8	7
Weighted-average ordinary shares and ordinary share equivalents outstanding - diluted	441	462	483

Earnings per share - basic
Continuing operations	$2.00	$1.50	$1.83
Discontinued operations, net of tax (Note 7)	0.31	0.25	0.14
Total attributable to the shareholders of Flex Ltd.	$2.31	$1.75	$1.97

Earnings per share - diluted
Continuing operations	$1.98	$1.48	$1.81
Discontinued operations, net of tax (Note 7)	0.30	0.24	0.13
Total attributable to the shareholders of Flex Ltd.	$2.28	$1.72	$1.94
_________________________________________________________________________
(1)An immaterial amount of RSU awards during fiscal years 2024, 2023, and 2022, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted average ordinary shares equivalents.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. DISCONTINUED OPERATIONS
On January 2, 2024, Flex completed the Spin-off of our remaining interests in Nextracker to Flex shareholders on a pro-rata basis based on the number ordinary shares of Flex held by each shareholder of Flex as of December 29, 2023, which was the record date of the Distribution.
Nextracker's financial results for periods prior to the Spin-off have been reflected in our consolidated statement of operations, retrospectively, as discontinued operations. Details of net income from discontinued operations included in our consolidated statements of operations are as follows:

	Fiscal Year Ended March 31,
	2024 (1)	2023	2022
	(In millions)
Net sales (2)	$1,664	$1,844	$1,408
Cost of sales (2)	1,198	1,555	1,256
Gross profit	466	289	152
Selling, general and administrative expenses	145	121	62
Intangible amortization	—	1	8
Operating income	321	167	82
Interest, net	1	1	—
Other charges (income), net	(2)	(1)	1
Income before income taxes	322	167	81
(Benefit from) provision for income taxes	(51)	(183)	13
Net income from discontinued operations	373	350	68
Net income from discontinued operations attributable to noncontrolling interest and redeemable noncontrolling interest (3)	239	240	4
Net income from discontinued operations attributable to Flex Ltd.	$134	$110	$64
(1)Represents the financial results for the nine-month period prior to the Spin-off. The financial results for the period from January 1, 2024 to the Spin-off date were immaterial.
(2)Both net sales and cost of sales from discontinued operations includes the effect of intercompany transactions that were eliminated from Flex's consolidated operations of approximately $99 million, $59 million, and $50 million for fiscal years ended March 31, 2024, 2023, and 2022, respectively.
(3)Net income from discontinued operations attributable to noncontrolling interest represented a share of pre-tax income of $145 million, zero, and zero and of income tax benefits of $94 million, $197 million, and zero and distributions to redeemable noncontrolling interest of zero, $43 million, and $4 million for the fiscal years ended March 31, 2024, 2023, and 2022, respectively. As such, pre-tax income attributable to Flex Ltd. from discontinued operations was $177 million, $167 million and $81 million for the same periods.
Details of cash flows from discontinued operations are as follows:

	Fiscal Year Ended March 31,
	2024 (1)	2023	2022
	(In millions)
Net cash provided by (used in) discontinued operations operating activities (2)	$317	$108	$(147)
Net cash used in discontinued operations investing activities	(4)	(3)	(6)
(1)Represents the financial results for the nine-month period prior to the Spin-off.
(2)Cash flows from discontinued operations operating activities includes the effect of intercompany transactions that were eliminated from Flex's consolidated operations of $54 million, ($23) million, and $11 million for the fiscal years ended March 31, 2024, 2023, and 2022, respectively.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in the Company's consolidated balance sheet as of March 31, 2023. There were no assets and liabilities of discontinued operations as of March 31, 2024.

As of March 31,
2023
(In millions)
Cash and cash equivalents	$130
Accounts receivable, net	271
Contract assets	298
Inventories	142
Other current assets	42
Current assets of discontinued operations	$883

Property and equipment, net	$7
Operating lease right-of-use assets, net	3
Goodwill	204
Other intangible assets, net	1
Other non-current assets	268
Non-current assets of discontinued operations	$483

Accounts payable	$206
Accrued payroll and benefits	16
Deferred revenue and customer working capital advances	188
Other current liabilities	103
Current liabilities of discontinued operations	$513

Long-term debt	$147
Operating lease liabilities, non-current	2
Other non-current liabilities	83
Non-current liabilities of discontinued operations	$232
8. SUPPLEMENTAL CASH FLOW DISCLOSURES
The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Fiscal Year Ended March 31,
	2024	2023	2022
	(In millions)
Net cash paid for:
Interest	$226	$227	$169
Income taxes	243	124	122
Non-cash investing and financing activity:
Unpaid purchases of property and equipment	$97	$184	$126
Pre-IPO paid-in-kind dividend to redeemable noncontrolling interest	—	21	4

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt are as follows:

	Maturity Date	As of March 31,
		2024	2023
		(In millions)
4.750% Notes ("2025 Notes") (1)(2)	June 2025	584	599
3.750% Notes ("2026 Notes") (1)(2)	February 2026	682	686
6.000% Notes ("2028 Notes") (1)(2)	January 2028	397	396
4.875% Notes ("2029 Notes") (1)(2)	June 2029	657	658
4.875% Notes ("2030 Notes") (1)(2)	May 2030	681	685
JPY Term Loan (3)	April 2024	—	253
Delayed Draw Term Loan (4)	November 2023	—	150
3.600% HUF Bonds (5)	December 2031	274	284
Other		1	1
Debt issuance costs		(15)	(18)
		3,261	3,694
Current portion, net of debt issuance costs		—	(150)
Non-current portion		$3,261	$3,544
(1)The notes are carried at the principal amount of each note, less any unamortized discount or premium and unamortized debt issuance costs.
(2)The notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.
(3)In April 2019, the Company entered into a JPY 33.5 billion term loan agreement at three-month TIBOR plus 0.430%, which was then swapped to U.S. dollars. The term loan, which is subject to quarterly interest payments, was used to fund general operations and refinance certain other outstanding debt. During fiscal year 2024, the Company repaid the outstanding balance.
(4)In September 2022, the Company entered into a $450 million delayed draw term loan credit agreement, under which $300 million was repaid during fiscal year 2023. Borrowings under the delayed draw term loan may be used for working capital, capital expenditures, refinancing of current debt, and other general corporate purposes. Interest is based on either (a) a Term SOFR-based formula plus a margin of 100.0 basis points to 162.5 basis points, depending on the Company's credit ratings, or (b) a Base Rate (the greatest of the agent's prime rate, the federal funds rate plus 0.50%, and the Term SOFR plus 1.00%) formula plus a margin of 0.0 basis point to 62.5 basis points, depending on the Company's credit ratings. During fiscal year 2024, the Company repaid the remaining $150 million outstanding balance.
(5)In December 2021, the Company issued HUF 100 billion (approximately $274 million as of March 31, 2024) in aggregate principal amount of bonds under the National Bank of Hungary’s Bond Funding for Growth Scheme. The bonds are unsecured and unsubordinated obligations of the Company and rank equally with all of the Company’s other existing and future unsecured and unsubordinated obligations. The outstanding principal amount of the bonds bear interest at 3.60% per annum. The proceeds of the bonds were used for general corporate purposes.
Revolving Credit Facilities:
In July 2022, the Company entered into a $2.5 billion credit agreement which matures in July 2027 (the "2027 Credit Facility") and consists of a $2.5 billion revolving credit facility with a sub-limit of $360 million available for swing line loans, and a sub-limit of $175 million available for the issuance of letters of credit. The 2027 Credit Facility replaced the previous $2.0 billion revolving credit facility, which was due to mature in January 2026. As of March 31, 2024 and 2023, no borrowings were outstanding.
Borrowings under the 2027 Credit Facility bear interest, at the Company’s option, either at (i) the Base Rate (as defined in the 2027 Credit Facility), plus 1.0% and an applicable margin ranging from 0.125% to 0.750% per annum based on credit ratings or (ii) Term SOFR (or an Alternative Currency Term Rate based on the applicable currency at issue or Alternative Currency Daily Rate based on Sterling Overnight Index Average) plus the applicable margin ranging between 1.125% and 1.750% per annum based on credit ratings, plus an adjustment for Term SOFR loans of 0.10% per annum and an adjustment for Sterling Overnight Index Average loans of 0.0326% per annum. Interest on the outstanding borrowings is payable, (i) in the

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
case of borrowings at the Base Rate, on the last business day of March, June, September and December of each calendar year and the maturity date, (ii) in the case of borrowings at the Term SOFR rate (or Alternative Currency Term Rate), on the last day of the applicable interest period selected by the Company, which date shall be no later than the last day of every third month and the maturity date and (iii) in the case of borrowings at the Alternative Currency Daily Rate, on the last day of each calendar month and the maturity date. The Company is required to pay a quarterly commitment fee on the unutilized portion of the revolving credit commitments under the 2027 Credit Facility ranging from 0.125% to 0.275% per annum, based on credit ratings. The Company is also required to pay letter of credit usage fees ranging from 1.125% to 1.750% per annum (based on the credit ratings) on the amount of the daily average outstanding letters of credit and a fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit.
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
As of March 31, 2024, the Company and certain of its subsidiaries had various uncommitted revolving credit facilities, lines of credit and other credit facilities in the amount of $318 million in the aggregate. There were no borrowings outstanding under these facilities as of March 31, 2024 and 2023. These unsecured credit facilities, and lines of credit and other credit facilities bear annual interest at the respective country's inter-bank offering rate, plus an applicable margin.
Debt Covenants:
Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the 2027 Credit Facility also requires that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 2025 Notes, 2026 Notes, 2028 Notes, 2029 Notes, and 2030 Notes upon a change of control. As of March 31, 2024 and 2023, the Company was in compliance with its debt covenants.
The weighted-average interest rates for the Company's long-term debt were 4.5% and 4.6% as of March 31, 2024 and 2023, respectively.
Scheduled repayments of the Company's bank borrowings and long-term debt are as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2025	$—
2026	1,266
2027	—
2028	397
2029	27
Thereafter	1,586
Total	$3,276
10. FINANCIAL INSTRUMENTS
Foreign Currency Contracts
The Company transacts business in various foreign countries and is therefore exposed to foreign currency exchange rate risk inherent in forecasted sales, cost of sales, and monetary assets and liabilities denominated in non-functional currencies. The Company has established risk management programs to protect against volatility in the value of non-functional currency denominated monetary assets and liabilities, and of future cash flows caused by changes in foreign currency exchange rates. The Company tries to maintain a partial or fully hedged position for certain transaction exposures, which are primarily, but not limited to, forecasted sales and cost of sales, and monetary assets and liabilities in currencies other than the functional currency of the operating entity. The Company enters into short-term and long-term foreign currency derivative contracts, including forward, swap, and option contracts, to hedge only those currency exposures associated with certain assets and liabilities,

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
primarily accounts receivable, accounts payable, debt, and cash flows denominated in non-functional currencies. Gains and losses on the Company's derivative contracts are designed to offset losses and gains on the assets, liabilities and transactions hedged, and accordingly, generally do not subject the Company to risk of significant accounting losses. The Company hedges committed exposures and does not engage in speculative transactions. The credit risk of these derivative contracts is minimized since the contracts are with large financial institutions and, accordingly, fair value adjustments related to the credit risk of the counterparty financial institution were not material.
As of March 31, 2024, the aggregate notional amount of the Company's outstanding foreign currency derivative contracts was $8.6 billion as summarized below:

	Notional Contract Value in USD
Currency	Buy	Sell
	(In millions)
Cash Flow Hedges
HUF	$443	$—
MXN	609	—
Other	550	20
	1,602	20
Other Foreign Currency Contracts
BRL	—	361
CNY	321	84
EUR	1,883	1,815
MXN	532	448
MYR	264	120
Other	707	458
	3,707	3,286
Total Notional Contract Value in USD	$5,309	$3,306
As of March 31, 2024 and 2023, the fair value of the Company's short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company's exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of other charges (income), net in the consolidated statements of operations. The Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders' equity in the consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. Deferred gains were $19 million as of March 31, 2024, and are expected to be recognized primarily as a component of cost of sales in the consolidated statement of operations primarily over the next twelve-month period, except for gain attributable to changes in fair value of the USD HUF cross currency swaps, which are discussed below.
The Company entered into USD HUF cross currency swaps in December 2021 to hedge the foreign currency risk on the HUF bonds due December 2031, and the fair value of the cross currency swaps was included in other current assets and other non-current liabilities as of March 31, 2024 and March 31, 2023, respectively. The changes in fair value of the USD HUF cross currency swaps are reported in accumulated other comprehensive loss. In addition, corresponding amounts are reclassified out of accumulated other comprehensive loss to other charges (income), net to offset the remeasurement of the underlying HUF bond principal, which also impacts the same line.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the fair value of the Company's derivative instruments utilized for foreign currency risk management purposes at March 31, 2024 and 2023:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2024	March 31, 2023	Balance Sheet Location	March 31, 2024	March 31, 2023
	(In millions)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$45	$46	Other current liabilities	$(9)	$22
Foreign currency contracts	Other non-current assets	—	—	Other non-current liabilities	(33)	88
Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$14	$26	Other current liabilities	$(10)	$19

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
11. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, during fiscal years ended March 31, 2024, 2023 and 2022 are as follows:

	Unrealized gains (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Ending balance on March 31, 2021	$(42)	$(77)	$(119)
Other comprehensive loss before reclassifications	(49)	(44)	(93)
Net loss reclassified from accumulated other comprehensive loss	25	5	30
Net current-period other comprehensive loss	(24)	(39)	(63)
Ending balance on March 31, 2022	$(66)	$(116)	$(182)
Other comprehensive loss before reclassifications	(25)	(67)	(92)
Net loss reclassified from accumulated other comprehensive loss	77	3	80
Net current-period other comprehensive gains (loss)	52	(64)	(12)
Ending balance on March 31, 2023	$(14)	$(180)	$(194)
Other comprehensive gains (loss) before reclassifications	95	(19)	76
Net (gains) loss reclassified from accumulated other comprehensive loss	(77)	—	(77)
Net current-period other comprehensive gains (loss)	18	(19)	(1)
Ending balance on March 31, 2024	$4	$(199)	$(195)
Substantially all unrealized gains and losses relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the fiscal year 2024 were reclassified out of accumulated other comprehensive loss to other charges (income), net and cost of sales in the consolidated statement of operations, which primarily relate to the Company's foreign currency contracts accounted for as cash flow hedges.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tax impact to other comprehensive loss was immaterial for all periods presented.
12. TRADE RECEIVABLES SALES PROGRAMS
The Company sells accounts receivables to certain third-party banking institutions under factoring programs. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $0.8 billion and $0.8 billion as of March 31, 2024 and 2023, respectively. For the fiscal years ended March 31, 2024, 2023 and 2022, total accounts receivable sold to certain third party banking institutions was approximately $3.6 billion, $3.5 billion and $1.6 billion, respectively. The receivables that were sold were removed from the consolidated balance sheets and the cash received was included as cash provided by operating activities in the consolidated statements of cash flows.
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
Level 1 - Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. There were no balances classified as level 1 in the fair value hierarchy as of March 31, 2024.
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
The Company has deferred compensation plans for its officers and certain other employees. Amounts deferred under the plans are invested in hypothetical investments selected by the participant or the participant's investment manager. The Company's deferred compensation plan assets are included in other non-current assets on the consolidated balance sheets and include money market funds, mutual funds, corporate and government bonds and certain convertible securities that are valued using prices obtained from various pricing sources. These sources price these investments using certain market indices and the performance of these investments in relation to these indices. As a result, the Company has classified these investments as level 2 in the fair value hierarchy.
Level 3 - Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.
There were no transfers between levels in the fair value hierarchy during fiscal years 2024 and 2023.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and 2023:

	Fair Value Measurements as of March 31, 2024
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (Note 2)	$—	$759	$—	$759
Foreign currency contracts (Note 10)	—	59	—	59
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	—	41	—	41
Liabilities:
Foreign currency contracts (Note 10)	$—	$(52)	$—	$(52)

	Fair Value Measurements as of March 31, 2023
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (Note 2)	$—	$2,324	$—	$2,324
Foreign currency contracts (Note 10)	—	72	—	72
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	—	35	—	35
Liabilities:
Foreign currency contracts (Note 10)	$—	$(129)	$—	$(129)
Other financial instruments
The following table presents the Company's major debts not carried at fair value as of March 31, 2024 and 2023:

	As of March 31, 2024		As of March 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In millions)		(In millions)
JPY Term Loan due April 2024	—	—	253	253	Level 2
4.750% Notes due June 2025	584	578	599	590	Level 1
3.750% Notes due February 2026	682	662	686	657	Level 1
6.000% Notes due January 2028	397	404	396	399	Level 1
4.875% Notes due June 2029	657	643	658	631	Level 1
4.875% Notes due May 2030	681	662	685	661	Level 1
Delayed Draw Term Loan	—	—	150	150	Level 2
3.600% HUF Bonds due December 2031	274	219	284	196	Level 2
The Notes due June 2025, February 2026, January 2028, June 2029 and May 2030 are valued based on broker trading prices in active markets. HUF Bonds are valued based on the broker trading prices in an inactive market.
14. COMMITMENTS AND CONTINGENCIES
Commitments
As of March 31, 2024 and 2023, the gross carrying amount and associated accumulated depreciation of the Company's property and equipment financed under finance leases, and the related obligations was not material. The Company also leases

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
certain of its facilities and equipment under non-cancelable operating leases. These operating leases expire in various years through 2044. Refer to note 3 for additional details on the minimum lease payments.
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
The Company is currently involved in a commercial dispute related to a construction matter with related production objectives. Management has assessed the potential outcomes of this dispute, considered available information, and consulted with legal counsel and as a result of this assessment has recognized $50 million in Selling, general and administrative expenses in the fiscal quarter ended March 31, 2024 as an accrual. The ultimate resolution of this dispute is uncertain, and the actual outcome may differ from the estimates made by management. Changes in circumstances or additional information may impact the Company’s assessment of its loss and could result in adjustments to the $50 million accrual, however, management currently believes that the resolution of this dispute will not have a material effect on the Company’s financial position, results of operations or cash flows. The Company will continue to monitor developments related to this matter and will adjust its accrual and disclosures accordingly in future reporting periods as additional information becomes available.
One of the Company's Brazilian subsidiaries has received assessments for certain sales and import taxes. There were originally six tax assessments totaling the updated amount inclusive of interest and penalties of 419 million Brazilian reals (approximately USD $84 million based on the exchange rate as of March 31, 2024). The Company successfully defeated one of the six assessments in September 2019 (totaling approximately 61 million Brazilian reals or USD $12 million) and the government lost its appeal on February 21, 2024. The Company successfully defeated another three of the assessments in September 2022 (totaling the updated amount inclusive of interest and penalties of approximately 261 million Brazilian reals or USD $52 million). These three assessments are pending appeal by the government. The Company was unsuccessful at the administrative level for the remaining two assessments and filed annulment actions in federal court in Brasilia, Brazil on March 23, 2020 and September 19, 2023, respectively; the updated amount of those assessments inclusive of interest and penalties is approximately 94 million Brazilian reals (approximately USD $19 million). The Company believes that it has meritorious defenses to each of these assessments and will continue to vigorously oppose all of them, as well as any future assessments. The Company does not expect final judicial determination on any of these claims in the near future.
On February 14, 2019, the Company submitted an initial notification of voluntary disclosure to the U.S. Department of the Treasury, Office of Foreign Assets Control ("OFAC") regarding possible noncompliance with U.S. economic sanctions requirements among certain non-U.S. Flex-affiliated operations. On September 28, 2020, the Company made a submission to OFAC that completed the Company’s voluntary disclosure based on the results of an internal investigation regarding the matter. On June 11, 2021, the Company notified OFAC that it had identified possible additional relevant transactions at one non-U.S. Flex-affiliated operation. The Company submitted an update to OFAC on November 16, 2021 reporting on the results of its review of those transactions. The Company received a No Action Letter dated February 22, 2024 from OFAC, stating that OFAC had closed its investigation without taking further action.
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
As the final resolution of the above outstanding tax item remains uncertain, the Company continues to provide for the uncertain tax positions based on the more likely than not standard. While the resolution of the issues may result in tax liabilities, interest and penalties, which may be significantly higher than the amounts accrued for these matters, management currently believes that the resolution will not have a material effect on the Company’s financial position, results of operations or cash flows.

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
15. INCOME TAXES
The domestic (Singapore) and foreign components of income from continuing operations before income taxes were comprised of the following:

	Fiscal Year Ended March 31,
	2024	2023	2022
	(In millions)
Domestic	$(165)	$99	$352
Foreign	831	708	612
Total	$666	$807	$964

The (benefit from) provision for income taxes from continuing operations consisted of the following:

	Fiscal Year Ended March 31,
	2024	2023	2022
	(In millions)
Current:
Domestic	$3	$6	$3
Foreign	161	117	133
	164	123	136
Deferred:
Domestic	(1)	1	—
Foreign	(369)	—	(44)
	(370)	1	(44)
(Benefit from) provision for income taxes	$(206)	$124	$92

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The domestic statutory income tax rate was approximately 17.0% in fiscal years 2024, 2023 and 2022. The reconciliation of the income tax expense (benefit) from continuing operations expected based on domestic statutory income tax rates to the expense (benefit) for income taxes included in the consolidated statements of operations is as follows:

	Fiscal Year Ended March 31,
	2024	2023	2022
	(In millions)
Income taxes based on domestic statutory rates	$113	$137	$164
Effect of jurisdictional tax rate differential	68	52	(97)
Change in unrecognized tax benefit	(10)	(7)	12
Change in valuation allowance	(685)	(290)	(135)
Foreign exchange movement on prior year taxes recoverable	(1)	4	(9)
Liability for undistributed earnings	135	—	—
Global intangible low-taxed income (GILTI) / Subpart F income	13	18	30
Nextracker related transactions gains	115	158	110
Earnings from partnership	47	39	—
U.S. state taxes	10	2	5
Excess compensation (Section 162(m))	15	9	4
Other	(26)	2	8
(Benefit from) provision for income taxes	$(206)	$124	$92
A number of countries in which the Company is located allow for tax holidays or provide other tax incentives to attract and retain business. In general, these holidays were secured based on the nature, size and location of the Company’s operations. The aggregate dollar effect on the Company’s income resulting from tax holidays and tax incentives to attract and retain business for the fiscal years ended March 31, 2024, 2023 and 2022 was $20 million, $14 million and $23 million, respectively. For the fiscal year ended March 31, 2024, the effect on basic and diluted earnings per share was $0.05, and the effects on basic and diluted earnings per share during fiscal years 2023 and 2022 were $0.03, and $0.05, respectively. Unless extended or otherwise renegotiated, the Company's existing holidays will expire in various years through the end of fiscal year 2032.
The Company provides a valuation allowance against deferred tax assets that in the Company's estimation are not more likely than not to be realized. During fiscal years 2024, 2023 and 2022, the Company released net valuation allowances totaling $447 million, $6 million and $26 million, respectively. For fiscal year 2024, included in the $447 million net release was a $461 million valuation allowance release related to the Company’s U.S. operations as these amounts were deemed to be more likely than not to be realized. As of each reporting date, the Company considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The net deferred tax asset before valuation allowance of the Company’s U.S. group totaled $509 million and $701 million as of March 31, 2024 and 2023, respectively, $358 million and $541 million of which relate to tax loss carryforwards generated in prior years. The Company has, until the current year, carried a valuation allowance ($692 million as of March 31, 2023) against the net deferred tax assets of the U.S. group due to a long-term trend of historical losses as well as unpredictability of U.S. taxable income, particularly with regard to its Nextracker subsidiary. This trend represented negative evidence that outweighed positive evidence of taxable income in the U.S. in fiscal years ended March 31, 2023 and 2022. During fiscal year ended March 31, 2024, the Company has experienced a further year of taxable income in the U.S. and successfully divested its Nextracker business in the fourth quarter, providing greater stability in its U.S. profits and giving visibility to continued taxable income in the U.S. This three-year trend of objective and verifiable taxable income, forecasts showing continued taxable income and removal of uncertainty about Flex’s ownership of Nextracker and the contribution of that business to U.S. taxable income, represent, in the three months and fiscal year ended March 31, 2024, positive evidence that outweighed the negative evidence of historical losses and volatility. This positive evidence enabled the Company to conclude that it is more likely than not that additional deferred taxes of $461 million are realizable. It therefore reduced the valuation allowance accordingly.
In addition, various other valuation allowance positions in other jurisdictions were increased or decreased to offset movement in deferred tax positions due to varying factors such as one-time income recognition in loss entities with existing valuation allowances, liquidation of entities with existing valuation allowances, recognition of uncertain tax positions impacting deferred tax assets with existing valuation allowances, foreign exchange impacts on deferred tax balances with existing valuation allowances, and current period losses in legal entities with existing valuation allowance positions. These offsetting

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
changes in the valuation allowance included an increase of $43 million in the fiscal year ended March 31, 2024 and decreases of $254 million and $69 million in the fiscal years ended March 31, 2023 and 2022, respectively.
Under its territorial tax system, Singapore generally does not tax foreign sourced income until repatriated to Singapore. The Company has included the effects of Singapore's territorial tax system in the rate differential line above. The tax effect of foreign income not repatriated to Singapore for the fiscal years ended March 31, 2024, 2023 and 2022 were zero, $31 million and $105 million, respectively.
The components of deferred income taxes are as follows:

	As of March 31,
	2024	2023
	(In millions)
Deferred tax liabilities:
Fixed assets	$(59)	$(63)
Intangible assets	(56)	(71)
Others	(149)	(23)
Total deferred tax liabilities	(264)	(157)
Deferred tax assets:
Fixed assets	82	77
Intangible assets	4	5
Deferred compensation	25	27
Inventory valuation	26	24
Provision for doubtful accounts	2	3
Net operating loss and other carryforwards	1,168	1,354
Tax receivable agreement	77	—
Others	184	131
Total deferred tax assets	1,568	1,621
Valuation allowances	(838)	(1,371)
Total deferred tax assets, net of valuation allowances	730	250
Net deferred tax asset	$466	$93
The net deferred tax asset is classified as follows:
Long-term asset	$644	$164
Long-term liability	(178)	(71)
Total	$466	$93
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company has recorded deferred tax assets of approximately $1.2 billion related to tax losses and other carryforwards against which the Company has recorded a valuation allowance for all but $436 million of the deferred tax assets. These tax losses and other carryforwards will expire at various dates as follows:

Expiration dates of deferred tax assets related to operating losses and other carryforwards
Fiscal year	(In millions)
2025 - 2030	$244
2031 - 2036	157
2037 and post	57
Indefinite	741
$1,199
The amount of deferred tax assets considered realizable, however, could be reduced or increased in the near-term if facts, including the amount of taxable income or the mix of taxable income between subsidiaries, differ from management’s estimates.
The Company does not provide for income taxes on approximately $659 million of undistributed earnings of its subsidiaries which are considered to be indefinitely reinvested outside of Singapore as management has plans for the use of such earnings to fund certain activities outside of Singapore. The estimated amount of the unrecognized deferred tax liability on these undistributed earnings is approximately $77 million. During fiscal year 2024, the Company, as part of its regular process, assessed its cash position in overseas territories relative to the levels needed to manage operations and fund future investment in those territories. Following a sustained improvement in the working capital position in China and a trend of customers near shoring their manufacturing operations, management noted that the current and forecasted cash position in China was in excess of levels required to fund the Company’s business in the country. As a result, in the fourth quarter, management declared a dividend of the equivalent of $100 million to be paid from China. This dividend was subject to withholding tax of $10 million and the distribution from China represented a change in intention to indefinitely reinvest earnings in the country. As a result, a deferred tax liability of $135 million was recorded on the remaining distributable earnings from China of approximately $1.4 billion.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended March 31,
	2024	2023
	(In millions)
Balance, beginning of fiscal year	$268	$282
Additions based on tax position related to the current year	10	15
Additions for tax positions of prior years	22	8
Reductions for tax positions of prior years	(82)	(5)
Reductions related to lapse of applicable statute of limitations	(17)	(13)
Settlements	—	(7)
Impact from foreign exchange rates fluctuation	(4)	(12)
Balance, end of fiscal year	$197	$268
The Company’s unrecognized tax benefits are subject to change over the next twelve months primarily as a result of the expiration of certain statutes of limitations and as audits are settled. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by an additional approximate $24 million within the next twelve months primarily due to potential settlements of various audits and the expiration of certain statutes of limitations.
The Company and its subsidiaries file federal, state, and local income tax returns in multiple jurisdictions around the world. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2008.
Of the $197 million of unrecognized tax benefits at March 31, 2024, $170 million will affect the annual effective tax rate (“ETR”) if the benefits are eventually recognized. The amount that doesn’t impact the ETR relates to positions that would be settled with a tax loss carryforward previously subject to a valuation allowance.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company recognizes interest and penalties accrued related to unrecognized tax benefits within the Company’s tax expense. During the fiscal years ended March 31, 2024, 2023 and 2022, the Company recognized interest and penalties of approximately ($2) million, ($1) million and $2 million, respectively. The Company had approximately $13 million, $15 million and $16 million accrued for the payment of interest and penalties as of the fiscal years ended March 31, 2024, 2023, and 2022, respectively.
16. RESTRUCTURING CHARGES
Fiscal Year 2024
During fiscal year 2024, the Company committed to targeted restructuring activities to improve operational efficiency by reducing excess workforce capacity. As a result, the Company recognized approximately $175 million of restructuring charges, most of which related to employee severance. Restructuring charges are not included in segment income, as disclosed further in note 21.
Fiscal Year 2023
The Company identified certain structural changes to restructure its business throughout fiscal year 2023. During fiscal year 2023, the Company recognized approximately $27 million of restructuring charges, most of which related to employee severance. Restructuring charges are not included in segment income.
Fiscal Year 2022
The Company identified certain structural changes to restructure its business throughout fiscal year 2022. During fiscal year 2022, the Company recognized approximately $15 million of restructuring charges, most of which related to employee severance. Restructuring charges are not included in segment income.
The following table summarizes the provisions for charges incurred, respective payments for the fiscal years ended March 31, 2024, 2023, and 2022, respectively, and remaining accrued balances as of the same periods:

	Severance	Long-Lived Asset Impairment	Other Exit Costs	Total
	(In millions)
Balance as of March 31, 2021	$45	$—	$8	$53
Provision for charges incurred in fiscal year 2022	11	1	3	15
Cash payments for charges incurred in fiscal year 2021 and prior	(15)	—	—	(15)
Cash payments for charges incurred in fiscal year 2022	(6)	—	—	(6)
Non-cash reductions incurred in fiscal year 2022	—	(1)	(3)	(4)
Balance as of March 31, 2022	35	—	8	43
Provision for charges incurred in fiscal year 2023	27	—	—	27
Cash payments for charges incurred in fiscal year 2022 and prior	(7)	—	—	(7)
Cash payments for charges incurred in fiscal year 2023	(11)	—	—	(11)
Non-cash reductions incurred in fiscal year 2023	—	—	(2)	(2)
Balance as of March 31, 2023	44	—	6	50
Provision for charges incurred in fiscal year 2024	161	14	—	175
Cash payments for charges incurred in fiscal year 2023 and prior	(13)	—	—	(13)
Cash payments for charges incurred in fiscal year 2024	(115)	—	—	(115)
Non-cash reductions incurred in fiscal year 2024	—	(14)	(3)	(17)
Balance as of March 31, 2024	77	—	3	80
Less: Current portion (classified as other current liabilities)	76	—	3	79
Accrued restructuring costs, net of current portion (classified as other non-current liabilities)	$1	$—	$—	$1

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. OTHER CHARGES (INCOME), NET
Other charges (income), net for the fiscal years ended March 31, 2024, 2023 and 2022 are comprised of the following:

	Fiscal Year Ended March 31
	2024	2023	2022
	(In millions)
(Gain)/Loss on foreign exchange transactions	$24	$(7)	$(33)
Brazil tax credit (1)	—	—	(150)
Others	20	13	18
(1)The Company recognized a $150 million gain related to a certain tax credit upon approval of a "Credit Habilitation" request by the relevant Brazil tax authorities for fiscal year 2022.
18. INTEREST EXPENSE AND INTEREST INCOME
Interest expense and interest income for the fiscal years ended March 31, 2024, 2023 and 2022 are primarily comprised of the following:

	Fiscal Year Ended March 31
	2024	2023	2022
	(In millions)
Interest expenses on debt obligations	$161	$191	$160
AR sales programs related expenses	46	39	6
Interest income	(56)	(30)	(14)
19. BUSINESS AND ASSET ACQUISITIONS & DIVESTITURES
Fiscal 2024 Divestitures
During the fiscal year ended March 31, 2024, the Company completed the spin-off of Nextracker. See "Note 7 - Discontinued Operations" for additional information.
In addition, the Company disposed of a non-strategic business within the FRS segment and received proceeds of approximately $14 million. The property and equipment and various other assets sold and liabilities transferred were not material to the Company's consolidated financial results. The net loss on dispositions was not material to the Company’s consolidated financial results, and was included in other charges (income), net in the consolidated statements of operations for fiscal year 2024.
Fiscal 2023 Divestitures
During the fiscal year ended March 31, 2023, the Company disposed of a non-strategic business within the FRS segment and received approximately $4 million of proceeds. The property and equipment and various other assets sold and liabilities transferred were not material to the Company's consolidated financial results. The net gain on dispositions was not material to the Company’s consolidated financial results, and was included in other charges (income), net in the consolidated statements of operations for the fiscal year 2023.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
20. SHARE REPURCHASE PLAN
During fiscal year 2024, the Company repurchased approximately 50.6 million shares for an aggregate purchase price of approximately $1.3 billion and retired all of these shares. During fiscal year 2024, the Company also retired an additional 50.2 million shares of treasury stock which were repurchased in prior periods, at an aggregate purchase price of $388 million.
Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $2.0 billion in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Annual General Meeting held on August 2, 2023. As of March 31, 2024, shares in the aggregate amount of $1.0 billion were available to be repurchased under the current plan.
21. SEGMENT REPORTING
The Company's Chief Executive Officer is our Chief Operating Decision Maker ("CODM") who evaluates how we allocate resources, assess performance and make strategic and operational decisions. Based on such evaluation, the Company determined as of and for the period ended March 31, 2024, that Flex has two operating and reportable segments. During the fourth quarter of fiscal year 2024, following the Spin-off, the Company has classified the results of Nextracker, formerly our Nextracker segment, as discontinued operations in our consolidated statement of income for all periods presented. See note 7 "Discontinued Operations" for additional information.
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
The FRS segment is optimized for longer product lifecycles requiring complex ramps with specialized production models and critical environments. FRS is comprised of the following end markets that represent reporting units:
•Automotive, including next generation mobility, autonomous, connectivity, electrification, and smart technologies
•Health Solutions, including medical devices, medical equipment, and drug delivery
•Industrial, including capital equipment, industrial devices, embedded and critical power offerings, and renewables and grid edge.
The determination of the separate operating and reporting segments is based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics.
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, restructuring charges, customer related asset impairment, legal and other, interest expense, interest income, other charges (income), net, and equity in earnings of unconsolidated affiliates. A portion of depreciation is allocated to the respective segments, together with other general corporate, research and development and administrative expenses.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Selected financial information by segment is in the table below.

	Fiscal Year Ended March 31,
	2024	2023	2022
	(In millions)
Net sales:
Flex Agility Solutions	$13,923	$15,769	$14,027
Flex Reliability Solutions	12,492	12,733	10,606
	$26,415	$28,502	$24,633
Segment income and reconciliation of income from continuing operations before income taxes:
Flex Agility Solutions	$669	$694	$605
Flex Reliability Solutions	666	607	546
Corporate and Other	(68)	(69)	(81)
Total segment income	1,267	1,232	1,070
Reconciling items:
Intangible amortization	70	81	60
Stock-based compensation	113	101	88
Restructuring charges	172	27	15
Customer related asset impairment	14	—	—
Legal and other (1)	45	6	17
Interest expenses	207	230	166
Interest income	56	30	14
Other charges (income), net	44	6	(165)
Equity in earnings (losses) of unconsolidated affiliates	8	(4)	61
Income from continuing operations before income taxes	$666	$807	$964
(1)Legal and other consists of costs not directly related to core business results including matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims and other issues on a global basis as well as acquisition related costs and customer related asset recoveries. During fiscal year 2024, the Company recognized a $50 million loss contingency for a commercial dispute related to a construction matter with related production objectives.
During fiscal years 2023 and 2022, the Company accrued for certain loss contingencies where losses are considered probable and estimable offset by a gain upon successful settlement of certain supplier claims.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Property and equipment on a segment basis is not separately identified and is not internally reported by segment to the Company's CODM as described above. During fiscal years 2024, 2023 and 2022, depreciation expense included in the segments' measure of operating performance above is as follows.

	Fiscal Year Ended March 31,
	2024	2023	2022
	(In millions)
Depreciation expense:
Flex Agility Solutions	$171	$177	$184
Flex Reliability Solutions	241	217	204
Total depreciation expense	$412	$394	$388
Geographic information of net sales is as follows:

	Fiscal Year Ended March 31,
	2024		2023		2022
	(In millions)
Net sales by region:
Americas	$12,232	46%	$11,906	42%	$9,414	38%
Asia	8,540	32%	10,384	36%	9,615	39%
Europe	5,643	22%	6,212	22%	5,604	23%
	$26,415		$28,502		$24,633

Revenues are attributable to the country in which the product is manufactured or service is provided.
During fiscal years 2024, 2023 and 2022, net sales generated from Singapore, the country of domicile, were approximately $660 million, $552 million and $519 million, respectively.
The following table summarizes the countries that accounted for more than 10% of net sales in fiscal years 2024, 2023, and 2022:

	Fiscal Year Ended March 31,
	2024		2023		2022
	(In millions)
Net sales by country:
Mexico	$6,935	26%	$6,626	23%	$5,092	21%
China	5,117	19%	6,562	23%	6,160	25%
U.S.	3,598	14%	3,394	12%	2,414	10%
No other country accounted for more than 10% of net sales for the fiscal periods presented in the table above.
Geographic information of property and equipment, net is as follows:

	As of March 31,
	2024		2023
	(In millions)
Property and equipment, net:
Americas	$1,220	54%	$1,214	52%
Asia	565	25%	618	26%
Europe	484	21%	510	22%
	$2,269		$2,342

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of March 31, 2024 and 2023, property and equipment, net held in Singapore was approximately $5 million and $5 million, respectively.
The following table summarizes the countries that accounted for more than 10% of property and equipment, net in fiscal years 2024 and 2023:

	Fiscal Year Ended March 31,
	2024		2023
	(In millions)
Property and equipment, net:
Mexico	$793	35%	$763	33%
U.S.	334	15%	358	15%
China	307	14%	338	14%
No other country accounted for more than 10% of property and equipment, net for the fiscal periods presented in the table above.
22. NONCONTROLLING INTEREST
On January 2, 2024, the Company completed its previously announced Spin-off of its remaining interests in Nextracker to Flex shareholders on a pro-rata basis based on the number of ordinary shares of Flex held by each shareholder of Flex as of December 29, 2023, which was the record date of the Distribution, pursuant to the Agreement and Plan of Merger, dated as of February 7, 2023.
Flex's noncontrolling and redeemable noncontrolling interest related solely to Nextracker. As of March 31, 2024 and 2023, noncontrolling interest was zero and $355 million, respectively. Net income attributable to noncontrolling interest was $239 million, $197 million and zero in fiscal years 2024, 2023, and 2022, respectively. Net income attributable to redeemable noncontrolling interest was zero, $43 million and $4 million in fiscal years 2024, 2023 and 2022, respectively.
23. QUARTERLY FINANCIAL DATA (UNAUDITED)
The Company's third fiscal quarter ends on December 31, and the fourth fiscal quarter and fiscal year ends on March 31 of each year. The first fiscal quarters of 2024 and 2023 ended on June 30, 2023 and July 1, 2022, respectively, and the second fiscal quarters of 2024 and 2023, ended on September 29, 2023 and September 30, 2022, respectively.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company completed the Spin-off in the fourth quarter of fiscal year 2024, which resulted in material retrospective changes to our consolidated statements of operations. See note 7 "Discontinued Operations" for further information. The following tables contain unaudited quarterly financial data for fiscal year 2024 and 2023:

	Fiscal Year 2024
	Three Months Ended
	June 30, 2023	September 29, 2023	December 31, 2023	March 31, 2024
	(In millions, except per share amounts)
Net sales	$6,892	$6,933	$6,421	$6,169
Gross profit	476	519	433	437
Operating income	215	281	198	159
Net income from continuing operations	147	201	129	395
Net income from discontinued operations, net of tax	64	205	104	—
Net income	211	406	233	395
Net income attributable to noncontrolling interest and redeemable noncontrolling interest	25	178	36	—
Net income attributable to Flex Ltd.	$186	$228	$197	$395

Weighted-average ordinary shares outstanding - basic	447	443	431	417
Weighted-average ordinary shares outstanding - diluted	455	448	436	425

Earnings per share - basic (1)
Continuing operations	$0.33	$0.45	$0.30	$0.95
Discontinued operations, net of tax	0.09	0.06	0.16	—
Total attributable to the shareholders of Flex Ltd.	$0.42	$0.51	$0.46	$0.95

Earnings per share - diluted (1)
Continuing operations	$0.32	$0.45	$0.30	$0.93
Discontinued operations, net of tax	0.09	0.06	0.15	—
Total attributable to the shareholders of Flex Ltd.	$0.41	$0.51	$0.45	$0.93
(1)    Earnings per share are computed independently for each quarter presented; therefore, the sum of the quarterly earnings per share may not equal the total earnings per share amounts for the fiscal year.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year 2023
	Three Months Ended
	July 1, 2022	September 30, 2022	December 31, 2022	March 31, 2023
	(In millions, except per share amounts)
Net sales	$6,961	$7,303	$7,254	$6,984
Gross profit	487	525	499	465
Operating income	253	282	259	223
Net income from continuing operations	176	195	173	139
Net income from discontinued operations, net of tax	19	43	64	224
Net income	195	238	237	363
Net income attributable to noncontrolling interest and redeemable noncontrolling interest	6	6	7	221
Net income attributable to Flex Ltd.	$189	$232	$230	$142

Weighted-average ordinary shares outstanding - basic	458	455	452	451
Weighted-average ordinary shares outstanding - diluted	468	460	459	459

Earnings per share - basic (1)
Continuing operations	$0.38	$0.43	$0.38	$0.30
Discontinued operations, net of tax	0.03	0.08	0.13	0.01
Total attributable to the shareholders of Flex Ltd.	$0.41	$0.51	$0.51	$0.31

Earnings per share - diluted (1)
Continuing operations	$0.38	$0.42	$0.38	$0.30
Discontinued operations, net of tax	0.02	0.08	0.12	0.01
Total attributable to the shareholders of Flex Ltd.	$0.40	$0.50	$0.50	$0.31
(1)    Earnings per share are computed independently for each quarter presented; therefore, the sum of the quarterly earnings per share may not equal the total earnings per share amounts for the fiscal year.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
As of March 31, 2024, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2024.
(c)Attestation Report of the Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of March 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading "Report of Independent Registered Public Accounting Firm."
(d)Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Flex Ltd., Singapore

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Flex Ltd. and subsidiaries (the "Company") as of March 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2024 of the Company, and our report dated May 17, 2024 expressed an unqualified opinion on those financial statements.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
May 17, 2024

ITEM 9B.    OTHER INFORMATION
Insider Trading Arrangements
During the fiscal quarter ended March 31, 2024, the officer listed below adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
On March 5, 2024, Paul R. Lundstrom, Chief Financial Officer, adopted a trading plan that provides for the sale of up to 200,000 ordinary shares of the Company. The plan will terminate on June 13, 2024, subject to early termination for certain specified events set forth in the plan.
No other officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended March 31, 2024.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to shareholders in connection with the Company's 2024 Annual General Meeting of Shareholders. Such information is incorporated by reference.
ITEM 11.    EXECUTIVE COMPENSATION
Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to shareholders in connection with the Company's 2024 Annual General Meeting of Shareholders. Such information is incorporated by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to shareholders in connection with the Company's 2024 Annual General Meeting of Shareholders. Such information is incorporated by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to shareholders in connection with the Company's 2024 Annual General Meeting of Shareholders. Such information is incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES (Deloitte & Touche LLP, PCAOB ID: 34)
Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to shareholders in connection with the Company's 2024 Annual General Meeting of Shareholders. Such information is incorporated by reference.

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
(c)    Financial Statement Schedules.    Reference is made to Item 15(a)(2) above.

ITEM 16.    FORM 10-K SUMMARY
None
EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.01	Constitution of the Registrant (incorporating all amendments as at August 20, 2019)	10-Q	000-23354	10/30/2019	3.01
4.01	Indenture, dated as of June 8, 2015, by and between the Registrant, the Guarantors party thereto and U.S. Bank National Association, as Trustee	8-K	000-23354	6/8/2015	4.1
4.02	Form of 4.750% Note due 2025 (included in Exhibit 4.01)	8-K	000-23354	6/8/2015	4.1
4.03	First Supplemental Indenture, dated as of September 11, 2015, among the Registrant, the Guarantor party thereto and U.S. Bank National Association, as Trustee, related to the Registrant’s 4.750% Notes due 2025	S-4	333-207067	9/22/2015	4.04
4.04	Indenture, dated as of June 6, 2019, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	6/6/2019	4.1
4.05	First Supplemental Indenture, dated as of June 6, 2019, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	6/6/2019	4.2
4.06	Form of 4.875% Global Note due 2029 (included in Exhibit 4.05)	8-K	000-23354	6/6/2019	4.3
4.07	Second Supplemental Indenture, dated as of November 7, 2019, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	11/7/2019	4.3
4.08	Form of 4.875% Global Note due 2029 (included in Exhibit 4.07)	8-K	000-23354	11/7/2019	4.4
4.09	Third Supplemental Indenture dated as of May 12, 2020, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	5/12/2020	4.2
4.10	Form of 3.750% Global Note due 2026 (included in Exhibit 4.09)	8-K	000-23354	5/12/2020	4.3
4.11	Form of 4.875% Global Note due 2030 (included in Exhibit 4.09)	8-K	000-23354	5/12/2020	4.4

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
4.12	Fourth Supplemental Indenture, dated as of August 17, 2020, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	8/17/2020	4.3
4.13	Form of 3.750% Global Note due 2026 (included in Exhibit 4.12)	8-K	000-23354	8/17/2020	4.4
4.14	Form of 4.875% Global Note due 2030 (included in Exhibit 4.12)	8-K	000-23354	8/17/2020	4.5
4.15	Fifth Supplemental Indenture, dated as of December 7, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as trustee	8-K	000-23354	12/7/2022	4.2
4.16	Form of 6.000% Global Note due 2028 (included in Exhibit 4.15)	8-K	000-23354	12/7/2022	4.3
4.17	Description of Registrant's Securities	10-K	000-23354	5/28/2020	4.14
10.01	Credit Agreement, dated as of July 19, 2022, among Flex Ltd. and certain of its subsidiaries, from time to time party thereto, as borrowers, Bank of America, N.A., as Administrative Agent, an L/C Issuer and a Swing Line Lender, and the other L/C Issuers, Swing Line Lenders and Lenders party thereto	8-K	000-23354	7/22/2022	10.01
10.02	Form of Indemnification Agreement between the Registrant and its Directors and certain officers†	10-K	000-23354	5/20/2009	10.01
10.03	Form of Indemnification Agreement between Flextronics Corporation and Directors and certain officers of the Registrant†	10-K	000-23354	5/20/2009	10.02
10.04	Flex Ltd. Amended and Restated 2017 Equity Incentive Plan†	DEF 14A	000-23354	6/21/2023	Annex B
10.05	Form of Restricted Share Unit Award Agreement under the 2017 Equity Incentive Plan for time-based vesting awards (FY21)†	10-Q	000-23354	8/5/2020	10.02
10.06	Form of Restricted Share Unit Award Agreement under the 2017 Equity Incentive Plan for performance-based vesting awards (20-day trading average) (FY21)†	10-Q	000-23354	8/5/2020	10.03
10.07	Form of Restricted Share Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan for performance-based vesting awards (FY22)†	10-Q	000-23354	7/30/2021	10.02
10.08	Form of Restricted Share Unit Award Agreement under the Amended and Restated Flex Ltd. 2017 Equity Incentive Plan for performance-based vesting awards (FY23)†	10-Q	000.23354	7/29/2022	10.03
10.09	Form of Restricted Share Unit Award Agreement under the Flex Ltd. Amended and Restated 2017 Equity Incentive Plan for Non-Employee Directors †	10-Q	000-23354	10/31/2022	10.02
10.10	Form of Restricted Share Unit Award Agreement under the Amended and Restated Flex Ltd. 2017 Equity Incentive Plan for performance-based vesting awards (FY24)†	10-Q	000-23354	7/31/2023	10.03
10.11	2010 Flextronics International USA, Inc. Deferred Compensation Plan†	10-Q	000-23354	11/3/2010	10.04
10.12	First Amendment to Flex 2010 Deferred Compensation Plan, dated December 17, 2018†	10-Q	000-23354	10/29/2021	10.01
10.13	Second Amendment to Flex 2010 Deferred Compensation Plan, dated August 16, 2019†	10-Q	000-23354	10/29/2021	10.02

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.14	Third Amendment to Flex 2010 Deferred Compensation Plan, dated June 3, 2020†	10-Q	000-23354	10/29/2021	10.03
10.15	Form of Award Agreement under 2010 Deferred Compensation Plan†	10-Q	000-23354	7/30/2012	10.01
10.16	Form of 2010 Deferred Compensation Plan Award Agreement (performance targets, cliff vesting)†	10-Q	000-23354	8/2/2013	10.02
10.17	Form of 2010 Deferred Compensation Plan Award Agreement (non-performance, periodic vesting, continuing Participant)†	10-Q	000-23354	8/2/2013	10.03
10.18	Award Agreement under the 2010 Deferred Compensation Plan†	10-Q	000-23354	7/28/2014	10.01
10.19	Form of Addendum Award Agreement under the 2010 Deferred Compensation Plan (FY21)†	10-Q	000-23354	1/29/2021	10.02
10.20	Summary of Directors' Compensation†	10-Q	000-23354	10/30/2017	10.02
10.21	Summary of Compensation Arrangements of Certain Executive Officers of Flex Ltd.†	10-Q	000-23354	7/31/2023	10.02
10.22	Flex Ltd. Executive Severance Plan†	10-K	000-23354	5/21/2019	10.27
10.23	Revathi Advaithi Offer Letter, dated February 7, 2019†	10-K	000-23354	5/21/2019	10.29
10.24	Scott Offer Amended Offer Letter, dated as of January 27, 2019†	10-K	000-23354	5/28/2020	10.29
10.25	Paul R. Lundstrom Offer Letter, dated August 5, 2020†	10-Q	000-23354	11/2/2020	10.02
10.26	Description of Annual Incentive Bonus Plan for Fiscal Year 2024†	10-Q	000-23354	7/31/2023	10.01
10.27	Agreement and Plan of Merger, by and among Flex Ltd., Yuma, Inc., Nextracker Inc. and Yuma Acquisition Corp, dated as of February 7, 2023	8-K	000-23354	2/13/2023	10.1
10.28	Tax Matters Agreement, by and among Flex Ltd., Yuma, Inc., and Nextracker Inc., dates as of January 2, 2024	8-K	000-23354	1/2/2024	10.2
19.01	Insider Trading Policy					X
21.01	Subsidiaries of Registrant					X
23.01	Consent of Deloitte & Touche LLP					X
24.01	Power of Attorney (included on the signature page to this Form 10-K)					X
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350*					X
97.01	Executive Incentive Compensation Recoupment Policy					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Scheme Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

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

Flex Ltd.
Date: May 17, 2024	By:	/s/ REVATHI ADVAITHI
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

Signature	Title	Date

/s/ REVATHI ADVAITHI	Chief Executive Officer (Principal Executive Officer) and Director	May 17, 2024
Revathi Advaithi

/s/ PAUL R. LUNDSTROM	Chief Financial Officer (Principal Financial Officer)	May 17, 2024
Paul R. Lundstrom

/s/ DANIEL J. WENDLER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	May 17, 2024
Daniel J. Wendler

/s/ MICHAEL D. CAPELLAS	Chairman of the Board	May 17, 2024
Michael D. Capellas

/s/ JOHN D. HARRIS II	Director	May 17, 2024
John D. Harris II

/s/ MICHAEL E. HURLSTON	Director	May 17, 2024
Michael E. Hurlston

/s/ ERIN L. MCSWEENEY	Director	May 17, 2024
Erin L. McSweeney

/s/ CHARLES K. STEVENS, III	Director	May 17, 2024
Charles K. Stevens, III

/s/ MARYROSE T. SYLVESTER	Director	May 17, 2024
Maryrose T. Sylvester

/s/ LAY KOON TAN	Director	May 17, 2024
Lay Koon Tan

/s/ PATRICK J. WARD	Director	May 17, 2024
Patrick J. Ward

/s/ WILLIAM D. WATKINS	Director	May 17, 2024
William D. Watkins