Form 10-Q
period 2024-06-28
FLEX LTD.
filed 2024-07-26
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2024

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s ordinary shares outstanding as of July 19, 2024 was 397,071,279.

FLEX LTD.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Report of Independent Registered Public Accounting Firm	3
	Condensed Consolidated Balance Sheets (unaudited) — June 28, 2024 and March 31, 2024	4
	Condensed Consolidated Statements of Operations (unaudited) — Three-Month Periods Ended June 28, 2024 and June 30, 2023	5
	Condensed Consolidated Statements of Comprehensive Income (unaudited) — Three-Month Periods Ended June 28, 2024 and June 30, 2023	6
	Condensed Consolidated Statements of Noncontrolling Interest and Shareholders' Equity (unaudited) — Three-Month Periods Ended June 28, 2024 and June 30, 2023	7
	Condensed Consolidated Statements of Cash Flows (unaudited) — Three-Month Periods Ended June 28, 2024 and June 30, 2023	8
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	36
Signatures		37

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flex Ltd., Singapore

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Flex Ltd. and its subsidiaries (the “Company”) as of June 28, 2024, the related condensed consolidated statements of operations, comprehensive income, noncontrolling interest and shareholders’ equity, and cash flows for the three-month periods ended June 28, 2024 and June 30, 2023, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of March 31, 2024 and the related consolidated statements of operations, comprehensive income, redeemable noncontrolling interest and shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 17, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2024 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
July 26, 2024

FLEX LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 28, 2024	As of March 31, 2024
	(In millions, except share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,243	$2,474
Accounts receivable, net of allowance of $11 and $12, respectively	2,952	3,033
Contract assets	457	249
Inventories	5,839	6,205
Other current assets	1,057	1,031
Total current assets	12,548	12,992
Property and equipment, net	2,228	2,269
Operating lease right-of-use assets, net	573	601
Goodwill	1,139	1,135
Other intangible assets, net	230	245
Other non-current assets	1,019	1,015
Total assets	$17,737	$18,257

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$543	$—
Accounts payable	4,726	4,468
Accrued payroll and benefits	428	488
Deferred revenue and customer working capital advances	2,265	2,615
Other current liabilities	1,007	968
Total current liabilities	8,969	8,539
Long-term debt, net of current portion	2,672	3,261
Operating lease liabilities, non-current	463	490
Other non-current liabilities	637	642
Total liabilities	12,741	12,932
Shareholders’ equity
Ordinary shares, no par value; 1,500,000,000 authorized, 399,382,891 and 408,101,772 issued, and 399,382,891 and 408,101,772 outstanding, respectively	4,649	5,074
Accumulated earnings	585	446
Accumulated other comprehensive loss	(238)	(195)
Total shareholders’ equity	4,996	5,325
Total liabilities and shareholders' equity	$17,737	$18,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended
	June 28, 2024	June 30, 2023
	(In millions, except per share amounts) (Unaudited)
Net sales	$6,314	$6,892
Cost of sales	5,827	6,399
Restructuring charges	16	17
Gross profit	471	476
Selling, general and administrative expenses	213	235
Restructuring charges	9	6
Intangible amortization	16	20
Operating income	233	215
Interest expense	56	56
Interest income	16	16
Other charges (income), net	1	11
Income from continuing operations before income taxes	192	164
Provision for income taxes	53	17
Net income from continuing operations	139	147
Net income from discontinued operations, net of tax	—	64
Net income	139	211
Net income attributable to noncontrolling interest	—	25
Net income attributable to Flex Ltd.	$139	$186

Basic earnings per share from continuing operations	$0.35	$0.33
Basic earnings per share from discontinued operations	—	0.09
Basic earnings per share attributable to the shareholders of Flex Ltd.	$0.35	$0.42

Diluted earnings per share from continuing operations	$0.34	$0.32
Diluted earnings per share from discontinued operations	—	0.09
Diluted earnings per share attributable to the shareholders of Flex Ltd.	$0.34	$0.41

Weighted-average shares used in computing per share amounts:
Basic	402	447
Diluted	411	455

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended
	June 28, 2024	June 30, 2023
	(In millions) (Unaudited)
Net income	$139	$211
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(16)	(9)
Unrealized gain (loss) on derivative instruments and other	(27)	34
Comprehensive income	$96	$236
Comprehensive income attributable to noncontrolling interest	—	25
Comprehensive income attributable to Flex Ltd.	$96	$211

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY

	Ordinary Shares			Accumulated Other Comprehensive Loss					Total
Three Months Ended June 28, 2024	Shares Outstanding	Amount	Accumulated Earnings (Deficit)	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Gain (Loss)	Total Flex Ltd. Shareholders' Equity	Noncontrolling Interest	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT MARCH 31, 2024	408	$5,074	$446	$4	$(199)	$(195)	$5,325	$—	$5,325
Repurchase of Flex Ltd. ordinary shares at cost	(15)	(457)	—	—	—	—	(457)	—	(457)
Issuance of Flex Ltd. vested shares under restricted share unit awards	6	—	—	—	—	—	—	—	—
Net income	—	—	139	—	—	—	139	—	139
Stock-based compensation	—	32	—	—	—	—	32	—	32
Total other comprehensive income (loss)	—	—	—	(27)	(16)	(43)	(43)	—	(43)
BALANCE AT JUNE 28, 2024	399	$4,649	$585	$(23)	$(215)	$(238)	$4,996	$—	$4,996

	Ordinary Shares			Accumulated Other Comprehensive Loss					Total
Three Months Ended June 30, 2023	Shares Outstanding	Amount	Accumulated Earnings (Deficit)	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Gain (Loss)	Total Flex Ltd. Shareholders' Equity	Noncontrolling Interest	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT MARCH 31, 2023	450	$6,105	$(560)	$(14)	$(180)	$(194)	$5,351	$355	$5,706
Repurchase of Flex Ltd. ordinary shares at cost	(9)	(197)	—	—	—	—	(197)	—	(197)
Issuance of Flex Ltd. vested shares under restricted share unit awards	8	—	—	—	—	—	—	—	—
Net income	—	—	186	—	—	—	186	25	211
Stock-based compensation	—	41	—	—	—	—	41	—	41
Total other comprehensive income (loss)	—	—	—	34	(9)	25	25	—	25
BALANCE AT JUNE 30, 2023	449	$5,949	$(374)	$20	$(189)	$(169)	$5,406	$380	$5,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Periods Ended
	June 28, 2024	June 30, 2023
	(In millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$139	$211
Depreciation, amortization and other impairment charges	126	133
Changes in working capital and other, net	75	(338)
Net cash provided by operating activities	340	6
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(111)	(167)
Proceeds from the disposition of property and equipment	3	11
Acquisition of businesses, net of cash acquired	2	—
Other investing activities, net	24	1
Net cash used in investing activities	(82)	(155)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	—	2
Repayments of bank borrowings and long-term debt	(41)	(243)
Payments for repurchases of ordinary shares	(457)	(197)
Other financing activities, net	30	(48)
Net cash used in financing activities	(468)	(486)
Effect of exchange rates on cash and cash equivalents	(21)	1
Net decrease in cash and cash equivalents	(231)	(634)
Cash and cash equivalents, beginning of period	2,474	3,294
Cash and cash equivalents, end of period	$2,243	$2,660

Non-cash investing activities:
Unpaid purchases of property and equipment	$69	$158
Right-of-use assets obtained in exchange of operating lease liabilities	14	37

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION
Organization of the Company
Flex Ltd. ("Flex" or the "Company") is the advanced, end-to-end manufacturing partner of choice that helps market-leading brands design, build, deliver and manage innovative products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, Flex supports our customers' entire product lifecycle with a broad array of services in every major region. The Company's full suite of specialized capabilities include design and engineering, supply chain, manufacturing, post-production and post-sale services. Flex partners with customers across a diverse set of industries including cloud, communications, enterprise, automotive, industrial, consumer devices, lifestyle, healthcare, and energy. As of June 28, 2024, Flex's two operating and reportable segments were as follows:
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2024 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three-month period ended June 28, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025.
The first quarters for fiscal years 2025 and 2024 ended on June 28, 2024, which is comprised of 89 days in the period, and June 30, 2023, which is comprised of 91 days, respectively.
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
On January 2, 2024, Flex completed its spin-off (the "Spin-off") of its remaining interest in Nextracker Inc. ("Nextracker"). After the Spin-off, Flex no longer consolidates the financial results of Nextracker within its financial results of continuing operations. For all the periods prior to the Spin-off, the financial results of Nextracker are presented as net earnings from discontinued operations in the condensed consolidated statements of operations and unless otherwise indicated Flex's disclosures are presented on a continuing operations basis. The historical statements of comprehensive income and cash flows and the balances related to shareholders' equity have not been revised to reflect the Spin-off. See note 6 "Discontinued Operations" for additional information.
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
Supplier Finance Programs
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
Obligations under these programs are classified within accounts payable on the condensed consolidated balance sheets, with the associated payments reflected in the operating activities section of the condensed consolidated statement of cash flows. The Company's outstanding obligations confirmed as valid under its supplier finance programs as of June 28, 2024 and March 31, 2024 were $129 million and $123 million, respectively.
Recently Issued Accounting Pronouncements
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

2.  BALANCE SHEET ITEMS
Inventories
The components of inventories, net of applicable lower of cost and net realizable value write-downs, were as follows:

	As of June 28, 2024	As of March 31, 2024
	(In millions)
Raw materials	$4,858	$5,045
Work-in-progress	516	623
Finished goods	465	537
	$5,839	$6,205
Goodwill and Other Intangible Assets
During the three-month period ended June 28, 2024, the activity in the Company's goodwill account included approximately $4 million of foreign currency translation, offset by an approximately $8 million goodwill addition from an acquisition in the first quarter of fiscal year 2025. For more information, see note 17 "Business Acquisition".
The components of acquired intangible assets are as follows:

	As of June 28, 2024			As of March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets:
Customer-related intangibles	$317	$(194)	$123	$316	$(186)	$130
Licenses and other intangibles	296	(189)	107	298	(183)	115
Total	$613	$(383)	$230	$614	$(369)	$245
The gross carrying amounts of intangible assets are removed when fully amortized.
The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2025 (1)	$47
2026	43
2027	36
2028	27
2029	25
Thereafter	52
Total amortization expense	$230
____________________________________________________________
(1)Represents estimated amortization for the remaining fiscal nine-month period ending March 31, 2025.
Customer Working Capital Advances
Customer working capital advances were $1.9 billion and $2.2 billion, as of June 28, 2024 and March 31, 2024, respectively. The customer working capital advances are not interest-bearing, do not generally have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production or the customer working capital advance agreement is terminated.
Other Non-Current Assets
Other non-current assets include deferred tax assets of $652 million and $644 million as of June 28, 2024 and March 31, 2024, respectively.

Other Current Liabilities
Other current liabilities include customer-related accruals of $242 million and $277 million as of June 28, 2024 and March 31, 2024, respectively.
3.  REVENUE
Contract Balances
A contract asset is recognized when the Company has recognized revenue, but not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheets and transferred to receivables when rights to payment become unconditional and invoiced.
A contract liability is recognized when the Company receives payments in advance of the satisfaction of performance. Contract liabilities, identified as deferred revenue, were $395 million and $490 million as of June 28, 2024 and March 31, 2024, respectively, of which $355 million and $449 million, respectively, is included in deferred revenue and customer working capital advances under current liabilities.
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated based on timing of transfer, point in time or over time, for the three-month periods ended June 28, 2024 and June 30, 2023, respectively.

	Three-Month Periods Ended
	June 28, 2024	June 30, 2023
Timing of Transfer	(In millions)
FAS
Point in time	$2,873	$3,436
Over time	492	165
Total	3,365	3,601
FRS
Point in time	2,633	3,132
Over time	316	159
Total	2,949	3,291
Flex
Point in time	5,506	6,568
Over time	808	324
Total	$6,314	$6,892

4.  STOCK-BASED COMPENSATION
Equity Compensation Plan
Flex historically maintains stock-based compensation plans at a corporate level. The Company granted equity compensation awards under its 2017 Equity Incentive Plan (the "2017 Plan").
Stock-Based Compensation Expense
The following table summarizes the Company's stock-based compensation expense for the 2017 Plan:

	Three-Month Periods Ended
	June 28, 2024	June 30, 2023
	(In millions)
Cost of sales	$8	$7
Selling, general and administrative expenses	24	25
Total stock-based compensation expense	$32	$32

The 2017 Plan
During the three-month period ended June 28, 2024, the Company granted approximately 3.9 million restricted share unit ("RSU") awards. Of this amount, approximately 2.6 million are plain-vanilla unvested RSU awards that vest over a period of three years, with no performance or market conditions, and with an average grant date price of $31.93 per award. In addition, approximately 0.3 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain performance conditions, and with an average grant date price of $31.97 per award. The number of shares contingent on performance conditions that ultimately will vest will range from zero up to a maximum of approximately 0.6 million based on a measurement of the Company's adjusted earnings per share growth over certain specified periods, and will cliff vest after a period of three years, to the extent such performance conditions have been met. Further, approximately 0.3 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions. The average grant date fair value of these awards contingent on certain market conditions was estimated to be $42.36 per award and was calculated using a Monte Carlo simulation. The number of shares contingent on market conditions that ultimately will vest will range from zero up to a maximum of approximately 0.6 million based on a measurement of the percentile rank of the Company’s total shareholder return over certain specified periods against the Company's peer companies, and will cliff vest after a period of three years, to the extent such market conditions have been met. Finally, the remaining balance of approximately 0.7 million represents the number of shares issued upon the vesting of RSU awards above target levels based on the achievement of certain market and performance conditions for awards granted in fiscal year 2022. These awards were issued and immediately vested in accordance with the terms and conditions of the underlying awards.
As of June 28, 2024, approximately 12.5 million unvested RSU awards under the 2017 Plan were outstanding, of which vesting for a targeted amount of approximately 1.4 million shares is contingent on meeting certain market conditions, and vesting for a targeted amount of approximately 1.4 million shares is contingent on meeting certain performance conditions. The number of shares tied to market conditions that will ultimately be issued can range from zero to approximately 2.8 million based on the achievement levels. The number of shares tied to performance conditions that will ultimately be issued can range from zero to approximately 2.8 million based on the achievement levels. During the three-month period ended June 28, 2024, approximately 1.6 million shares vested in connection with the awards with market and performance conditions granted in fiscal year 2022.
As of June 28, 2024, total unrecognized compensation expense related to unvested RSU awards under the 2017 Plan, was approximately $250 million, and will be recognized over a weighted-average remaining vesting period of 2.3 years.

5.  EARNINGS PER SHARE
The following table reflects basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share attributable to the shareholders of Flex:

	Three-Month Periods Ended
	June 28, 2024	June 30, 2023
	(In millions, except per share amounts)
Numerator:
Net income from continuing operations	$139	$147
Net income from discontinued operations, net of tax	—	64
Less: Net income attributable to noncontrolling interest	—	25
Net income from discontinued operations attributable to Flex Ltd.	—	39
Total net income attributable to Flex Ltd.	$139	$186

Denominator:
Weighted-average ordinary shares outstanding - basic	402	447
Weighted-average ordinary share equivalents from RSU awards (1)	9	8
Weighted-average ordinary shares and ordinary share equivalents outstanding - diluted	411	455

Earnings per share - basic
Continuing operations	$0.35	$0.33
Discontinued operations, net of tax	—	0.09
Total attributable to the shareholders of Flex Ltd.	$0.35	$0.42

Earnings per share - diluted
Continuing operations	$0.34	$0.32
Discontinued operations, net of tax	—	0.09
Total attributable to the shareholders of Flex Ltd.	$0.34	$0.41
____________________________________________________________
(1)An immaterial amount of RSU awards for the three-month periods ended June 28, 2024 and June 30, 2023, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
6. DISCONTINUED OPERATIONS
On January 2, 2024, the Company completed the Spin-off of its remaining interests in Nextracker. For additional details on the Spin-off, refer to Part I, Item 1, “Business” and note 1, "Organization of The Company" and note 7, “Discontinued Operations” of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024. Nextracker's financial results for periods prior to the Spin-off have been reflected in our condensed consolidated statement of operations, retrospectively, as discontinued operations.
The key components of net income from discontinued operations for the three-month period ended June 30, 2023 were as follows:

June 30, 2023
(In millions)
Net sales (1)	$444
Cost of sales (1)	333
Gross Profit	111
Selling, general and administrative expenses	35
Operating income	76
Interest, net	1
Income before income taxes	75
Provision for income taxes	11
Net income from discontinued operations	64
Net income from discontinued operations attributable to noncontrolling interest (2)	25
Net income from discontinued operations attributable to Flex Ltd.	$39
(1)    Both net sales and cost of sales from discontinued operations includes the effect of intercompany transactions that were eliminated from Flex's condensed consolidated statements of operations of approximately $36 million for the three-month period ended June 30, 2023.
(2)    Net income from discontinued operations attributable to noncontrolling interest represented a share of pre-tax income of $29 million and of income tax expense of $4 million for the three-month period ended June 30, 2023. As such, pre-tax income attributable to Flex Ltd. from discontinued operations was $46 million for the same period.
Details of cash flows from discontinued operations for the three-month period ended June 30, 2023 were as follows:

June 30, 2023
(In millions)
Net cash provided by discontinued operations operating activities (1)	$226
Net cash used in discontinued operations investing activities	(1)
(1)    Cash flows from discontinued operations operating activities includes an inflow from intercompany transactions that were eliminated from Flex's consolidated operations of $10 million for the three-month period ended June 30, 2023.
7.  BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt as of June 28, 2024 and March 31, 2024 are as follows:

	Maturity Date	As of June 28, 2024	As of March 31, 2024
		(In millions)
4.750% Notes (1)	June 2025	$543	$584
3.750% Notes (1)	February 2026	681	682
6.000% Notes (1)	January 2028	397	397
4.875% Notes (1)	June 2029	656	657
4.875% Notes (1)	May 2030	680	681
3.600% HUF Bonds	December 2031	269	274
Other		1	1
Debt issuance costs		(12)	(15)
		3,215	3,261
Current portion, net of debt issuance costs		(543)	—
Non-current portion		$2,672	$3,261
(1)The notes are carried at the principal amount of each note, less any unamortized discount or premium and unamortized debt issuance costs. The notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations
The weighted-average interest rate for the Company's long-term debt was 4.4% and 4.5% as of June 28, 2024 and March 31, 2024, respectively.
Scheduled repayments of the Company's bank borrowings and long-term debt as of June 28, 2024 are as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2025 (1)	$—
2026	1,224
2027	—
2028	397
2029	27
Thereafter	1,579
Total	$3,227
(1)Represents estimated repayments for the remaining fiscal nine-month period ending March 31, 2025.
8.  INTEREST EXPENSE AND INTEREST INCOME
Interest expense and interest income for the three-month periods ended June 28, 2024 and June 30, 2023 are primarily composed of the following:

	Three-Month Periods Ended
	June 28, 2024	June 30, 2023
	(In millions)
Interest expenses on debt obligations	$43	$44
AR sale program related expenses	13	12
Interest income	(16)	(16)
9.  FINANCIAL INSTRUMENTS
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
As of June 28, 2024, the aggregate notional amount of the Company’s outstanding foreign currency derivative contracts was $8.8 billion as summarized below:

	Notional Contract Value in USD
Currency	Buy	Sell
	(in millions)
Cash Flow Hedges
HUF	$437	$—
MXN	515	—
Other	539	27
	1,491	27
Other Foreign Currency Contracts
CNY	424	89
EUR	1,856	1,705
JPY	16	467
MXN	429	383
MYR	275	115
Other	703	801
	3,703	3,560

Total Notional Contract Value in USD	$5,194	$3,587
As of June 28, 2024, the fair value of the Company’s short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of other charges (income), net in the condensed consolidated statements of operations. As of June 28, 2024 and March 31, 2024, the Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders' equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. The deferred loss was $10 million as of June 28, 2024, and is expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations over the next twelve-month period, except for the USD HUF cross currency swaps.
The Company entered into USD HUF cross currency swaps in December 2021 to hedge the foreign currency risk on the HUF bonds due December 2031. The fair value of the cross currency swaps was included in other current liabilities and other non-current liabilities as of June 28, 2024, and in other current assets and other non-current liabilities as of March 31, 2024. The changes in fair value of the USD HUF cross currency swaps are reported in accumulated other comprehensive loss. In addition, corresponding amounts are reclassified out of accumulated other comprehensive loss to other charges (income), net to offset the remeasurement of the underlying HUF bond principal, which also impacts the same line.

The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	June 28, 2024	March 31, 2024	Balance Sheet Location	June 28, 2024	March 31, 2024
	(In millions)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$7	$45	Other current liabilities	$(29)	$(9)
Foreign currency contracts	Other non-current assets	$—	$—	Other non-current liabilities	$(31)	$(33)

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$22	$14	Other current liabilities	$(27)	$(10)
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
10.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	June 28, 2024			June 30, 2023
	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Beginning balance	$4	$(199)	$(195)	$(14)	$(180)	$(194)
Other comprehensive gain (loss) before reclassifications	(30)	(16)	(46)	101	(9)	92
Net (gain) loss reclassified from accumulated other comprehensive loss	3	—	3	(67)	—	(67)
Net current-period other comprehensive gain (loss)	(27)	(16)	(43)	34	(9)	25
Ending balance	$(23)	$(215)	$(238)	$20	$(189)	$(169)
Substantially all unrealized gains and losses relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three-month period ended June 28, 2024 were reclassified out of accumulated other comprehensive loss to other charges (income), net and cost of sales in the condensed consolidated statement of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges. The tax impacts on the changes in accumulated other comprehensive loss for the three-month periods ended June 28, 2024 and June 30, 2023 were $13 million and $2 million, respectively.

11.  TRADE RECEIVABLES SALES PROGRAMS
The Company sells accounts receivables to certain third-party banking institutions under factoring programs. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $0.9 billion and $0.8 billion as of June 28, 2024 and March 31, 2024, respectively. For the three-month periods ended June 28, 2024 and June 30, 2023, total accounts receivable sold to certain third-party banking institutions was approximately $1.1 billion and $0.8 billion, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received was included as cash provided by operating activities in the condensed consolidated statements of cash flows.
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
Level 1 - Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. There were no balances classified as level 1 in the fair value hierarchy as of June 28, 2024 and March 31, 2024.
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
There were no transfers between levels in the fair value hierarchy during the three-month periods ended June 28, 2024 and June 30, 2023.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 28, 2024 and March 31, 2024:

	Fair Value Measurements as of June 28, 2024
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$799	$—	$799
Foreign currency contracts (Note 9)	—	29	—	29
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	42	—	42
Liabilities:
Foreign currency contracts (Note 9)	$—	$(87)	$—	$(87)

	Fair Value Measurements as of March 31, 2024
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$759	$—	$759
Foreign currency contracts (Note 9)	—	59	—	59
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	41	—	41
Liabilities:				0
Foreign currency contracts (Note 9)	$—	$(52)	$—	$(52)
Other financial instruments
The following table presents the Company’s major debts not carried at fair value:

	As of June 28, 2024		As of March 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In millions)
4.750% Notes due June 2025	$543	$538	$584	$578	Level 1
3.750% Notes due February 2026	681	661	682	662	Level 1
6.000% Notes due January 2028	397	403	397	404	Level 1
4.875% Notes due June 2029	656	638	657	643	Level 1
4.875% Notes due May 2030	680	659	681	662	Level 1
3.600% HUF Bonds due December 2031	269	215	274	219	Level 2
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
The Company is currently involved in a commercial dispute related to a construction matter with related production objectives. Management assessed the potential outcomes of this dispute, considered available information, and consulted with legal counsel and as a result of this assessment recognized $50 million in Selling, general and administrative expenses in the fourth quarter of the fiscal year ended March 31, 2024 as an accrual. The ultimate resolution of this dispute is uncertain, and the actual outcome may differ from the estimates made by management. Changes in circumstances or additional information may impact the Company’s assessment of its loss and could result in adjustments to the $50 million accrual, however, management currently believes that the resolution of this dispute will not have a material effect on the Company’s financial position, results of operations or cash flows. The Company will continue to monitor developments related to this matter and will adjust its accrual and disclosures accordingly in future reporting periods as additional information becomes available.
One of the Company's Brazilian subsidiaries received six assessments for certain sales and import taxes. Four of the assessments have been successfully definitively defeated. Two remain, where the Company was unsuccessful at the administrative level and filed annulment actions in federal court in Brasilia, Brazil. The first annulment action was filed on March 23, 2020; the updated value of that assessment inclusive of interest and penalties is 36 million Brazilian reals (approximately USD $7 million). The second annulment action was filed on September 19, 2023; the updated value of that assessment inclusive of interest and penalties is 59 million Brazilian reals (approximately USD $11 million). The Company believes that it has meritorious defenses to these assessments and will continue to vigorously oppose them, as well as any future assessments. The Company does not expect final judicial determination on any of these claims in the near future.
A foreign Tax Authority (“Tax Authority”) has assessed a cumulative total of approximately $285 million in taxes owed for multiple Flex legal entities within its jurisdiction for various fiscal years ranging from fiscal year 2010 through fiscal year 2020. The assessed amounts related to the denial of certain deductible intercompany payments and taxability of income earned outside such jurisdiction. The Company disagrees with the Tax Authority’s assessments and is actively contesting the assessments through the administrative and judicial processes.
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
14.  SHARE REPURCHASES
During the three-month period ended June 28, 2024, the Company repurchased 15.3 million shares at an aggregate purchase price of $457 million, and retired all of these shares.
Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $2.0 billion in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Annual General Meeting held on August 2, 2023. As of June 28, 2024, shares in the aggregate amount of $556 million were available to be repurchased under the current plan.
15.  SEGMENT REPORTING
The Company reports its financial performance based on two operating and reportable segments, Flex Agility Solutions and Flex Reliability Solutions, and analyzes operating income as the measure of segment profitability. The determination of these segments is based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics.
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

Selected financial information by segment is in the table below.

	Three-Month Periods Ended
	June 28, 2024	June 30, 2023
	(In millions)
Net sales:
Flex Agility Solutions	$3,365	$3,601
Flex Reliability Solutions	2,949	3,291
	$6,314	$6,892
Segment income and reconciliation of income from continuing operations before income taxes:
Flex Agility Solutions	$179	$146
Flex Reliability Solutions	147	165
Corporate and Other	(20)	(18)
Total segment income	306	293
Reconciling items:
Intangible amortization	16	20
Stock-based compensation	32	32
Restructuring charges	25	23
Legal and other (1)	—	3
Interest expense	56	56
Interest income	16	16
Other charges (income), net	1	11
Income from continuing operations before income taxes	$192	$164
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
16.  RESTRUCTURING CHARGES
During the first quarter ended June 28, 2024, the Company committed to targeted restructuring activities to improve operational efficiencies. During the three-month period ended June 28, 2024, the Company recognized approximately $25 million of restructuring charges, most of which related to employee severance.

The following table summarizes the provisions, respective payments, and remaining accrued balance as of June 28, 2024 for charges incurred during the three-month period ended June 28, 2024:

	Severance	Long-Lived Asset Impairment	Other Exit Costs	Total
	(In millions)
Balance as of March 31, 2024	$77	$—	$3	$80
Provision for charges incurred during the three-month period ended June 28, 2024	25	—	—	25
Cash payments during the three-month period ended June 28, 2024	(19)	—	—	(19)
Other adjustments	(1)	—	—	(1)
Balance as of June 28, 2024	82	—	3	85
Less: Current portion (classified as other current liabilities)	81	—	3	84
Accrued restructuring costs, net of current portion (classified as other non-current liabilities)	$1	$—	$—	$1

17. BUSINESS ACQUISITION
In May 2024, the Company completed the acquisition of a business that was not significant to the consolidated financial position, result of operations and cash flows of the Company. The acquired business will expand our services for customers across multiple markets to create additional revenue streams and accelerate sustainability through second life products.

Results of operations were included in the Company’s condensed consolidated financial results beginning on the date of acquisition and was not material to the Company’s condensed consolidated financial results for the three-month period ended June 28, 2024. The Company recorded goodwill of $8 million in relation to the transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise specifically stated, references in this report to “Flex,” “the Company,” “we,” “us,” “our” and similar terms mean Flex Ltd. and its subsidiaries.
This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those risks and uncertainties discussed in this section, as well as any risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.

OVERVIEW
We are the advanced, end-to-end manufacturing partner of choice that helps market-leading brands design, build, deliver and manage innovative products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, we support our customers' entire product lifecycle with a broad array of services in every major region. Our full suite of specialized capabilities includes design and engineering, supply chain, manufacturing, post-production and post-sale services. We partner with customers across a diverse set of industries including cloud, communications, enterprise, automotive, industrial, consumer devices, lifestyle, healthcare, and energy. As of June 28, 2024, our two operating and reportable segments were as follows:
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
Update on Component Shortages and Logistical Constraints on our Business
Component shortages experienced in the recent past have largely subsided, however, logistical constraints exist which have increased freight costs. We continue to monitor potential supply chain disruptions, including disruptions in international commerce as a result of attacks on shipping vessels in the Red Sea. Refer to “Risk Factors - Supply chain disruptions, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, have in the past affected, and may in the future affect, our ability to meet customer demand, lead to higher costs, or result in excess or obsolete inventory.” as disclosed in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.
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

Business Overview
We are one of the world's largest providers of global supply chain solutions, with revenues of $6.3 billion for the three-month period ended June 28, 2024 and $26.4 billion in the fiscal year ended March 31, 2024. We have established an extensive network of manufacturing facilities in the world's major consumer and enterprise markets (Asia, the Americas, and Europe) to serve the growing outsourcing needs of both multinational and regional customers. We design, build, ship, and service consumer and enterprise products for our customers through a network of approximately 100 facilities in approximately 30 countries across four continents. The following tables set forth the relative percentages and dollar amounts of net sales by region and by country, and net property and equipment by country, based on the location of our manufacturing sites:

	Three-Month Periods Ended
	June 28, 2024		June 30, 2023
	(In millions)
Net sales by region:
Americas	$3,018	48%	$3,033	44%
Asia	1,907	30%	2,322	34%
Europe	1,389	22%	1,537	22%
	$6,314		$6,892

Net sales by country:
Mexico	$1,587	25%	$1,755	25%
China	1,068	17%	1,419	21%
U.S.	1,004	16%	892	13%
Malaysia	591	9%	546	8%
Brazil	400	6%	362	5%
Hungary	343	5%	351	5%
Other	1,321	22%	1,567	23%
	$6,314		$6,892

	As of		As of
Property and equipment, net:	June 28, 2024		March 31, 2024
	(In millions)
Mexico	$790	35%	$793	35%
U.S.	330	15%	334	15%
China	284	13%	307	14%
Malaysia	141	6%	142	6%
Hungary	121	5%	124	5%
Brazil	87	4%	88	4%
Other	475	22%	481	21%
	$2,228		$2,269
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
We are also subject to other risks as outlined in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.
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
Refer to the accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, where we discuss our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales (amounts may not sum due to rounding). The financial information and the discussion below should be read together with the condensed consolidated financial statements and notes thereto included in this document. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

	Three-Month Periods Ended
	June 28, 2024	June 30, 2023
Net sales	100.0%	100.0%
Cost of sales	92.3	92.8
Restructuring charges	0.2	0.3
Gross profit	7.5	6.9
Selling, general and administrative expenses	3.4	3.4
Restructuring charges	0.1	0.1
Intangible amortization	0.3	0.3
Operating income	3.7	3.1
Interest expense	0.9	0.8
Interest income	0.3	0.2
Other charges (income), net	0.1	0.1
Income from continuing operations before income taxes	3.0	2.4
Provision for income taxes	0.8	0.3
Net income from continuing operations	2.2	2.1
Net income from discontinued operations, net of tax	—	1.0
Net income	2.2	3.1
Net income attributable to noncontrolling interest	—	0.4
Net income attributable to Flex Ltd.	2.2%	2.7%
Net sales
The following table sets forth our net sales by segment, and their relative percentages (the sum of the individual percentages may not equal 100% due to rounding):

	Three-Month Periods Ended
	June 28, 2024		June 30, 2023
	(In millions)
Net sales:
Flex Agility Solutions	$3,365	53%	$3,601	52%
Flex Reliability Solutions	2,949	47%	3,291	48%
	$6,314		$6,892
Net sales during the three-month period ended June 28, 2024 totaled $6.3 billion, representing a decrease of approximately $0.6 billion, or 8% from $6.9 billion during the three-month period ended June 30, 2023. Net sales for our FAS segment decreased approximately $0.2 billion, or 7% from the three-month period ended June 30, 2023, primarily driven by a low double-digit percentage decrease in our Communications, Enterprise and Cloud ("CEC") business driven by difficult year-over-year comparisons and a mid single-digit percentage decrease in our Lifestyle business due to softer demand in certain markets. This was partially offset by a high-teen percentage increase in our Consumer Devices business due to higher customer demand. Net sales for our FRS segment decreased approximately $0.3 billion, or 10% from the three-month period ended June 30, 2023, primarily driven by a high-teen percentage decrease in our Industrial business and a high single-digit percentage decrease in our Health Solutions business due to difficult year-over-year comparisons and lower customer demand across various end markets. The factors described above that decreased FAS and FRS revenues were partially offset by the effect of certain customer arrangements transitioning from point in time to overtime revenue during the quarter which also contributed to an increase in contract assets at June 28, 2024. Net sales decreased $0.4 billion to $1.9 billion in Asia, decreased $0.1 billion to $1.4 billion in Europe, and were flat at $3.0 billion in the Americas.

Our ten largest customers during the three-month periods ended June 28, 2024 and June 30, 2023 accounted for approximately 43% and 36% of net sales, respectively. No customer accounted for more than 10% of net sales during the three-month periods ended June 28, 2024 or June 30, 2023.
Cost of sales
Cost of sales is affected by a number of factors, including the number and size of new manufacturing programs, product mix, labor cost fluctuations by region, component costs and availability and capacity utilization.
Cost of sales during the three-month period ended June 28, 2024 totaled $5.8 billion, representing a decrease of approximately $0.6 billion, or 9% from $6.4 billion during the three-month period ended June 30, 2023. The lower cost of sales for the three-month period ended June 28, 2024 was primarily driven by decreased consolidated sales of $0.6 billion or 8%. Cost of sales in FAS for the three-month period ended June 28, 2024 decreased approximately $0.3 billion, or 8% from the three-month period ended June 30, 2023, which is relatively in line with the overall 7% decrease in FAS revenue during the same period primarily as a result of lower revenue in our CEC and Lifestyle businesses. Cost of sales in FRS for the three-month period ended June 28, 2024 decreased approximately $0.3 billion, or 10% from the three-month period ended June 30, 2023, which is in line with the overall decrease in FRS revenue during the same period, primarily as a result of lower revenue in our Industrial business.
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
Gross profit during the three-month period ended June 28, 2024 decreased $5 million to $0.5 billion, or 7.5% of net sales, from $0.5 billion, or 6.9% of net sales, during the three-month period ended June 30, 2023, primarily driven by lower sales compared to the prior year period. Gross margin improved 60 basis points during the three-month period ended June 28, 2024 primarily due to favorable mix in our FAS segment combined with savings from restructuring actions.
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
The following table sets forth segment income and margins. Segment margins in the table below may not recalculate exactly due to rounding.

	Three-Month Periods Ended
	June 28, 2024		June 30, 2023
	(In millions)
Segment income:
Flex Agility Solutions	$179	5.3%	$146	4.1%
Flex Reliability Solutions	147	5.0%	165	5.0%
FAS segment margin increased approximately 120 basis points, to 5.3%, for the three-month period ended June 28, 2024, from 4.1% for the three-month period ended June 30, 2023. The margin increase was primarily due to strong execution, product mix and cost savings actions taken.
FRS segment margin remained flat at 5.0% for the three-month periods ended June 28, 2024 and June 30, 2023. This was driven by improving margins in our Health Solutions business due to increased productivity offset by lower sales and operating leverage in our Industrial business.

Restructuring charges
We committed to targeted restructuring activities to improve operational efficiencies by reducing excess workforce capacity. During the three-month period ended June 28, 2024, we recognized approximately $25 million of restructuring charges, primarily related to employee severance.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) was approximately $0.2 billion, or 3.4% of net sales, during the three-month period ended June 28, 2024, decreasing $22 million from approximately $0.2 billion or 3.4% of net sales, during the three-month period ended June 30, 2023. This decrease reflects our enhanced cost control efforts to keep SG&A expenses relatively flat.
Intangible amortization
Amortization of intangible assets decreased to $16 million during the three-month period ended June 28, 2024, from $20 million for the three-month period ended June 30, 2023, primarily due to certain intangibles now being fully amortized.
Interest expense
Interest expense was $56 million during the three-month periods ended June 28, 2024 and June 30, 2023, as the effects of higher short term borrowings were offset by interest savings from debt repayments.
Interest income
Interest income during the three-month period ended June 28, 2024 was $16 million and was consistent with the prior year period.
Other charges (income), net
Other charges (income), net was an expense of $1 million during the three-month period ended June 28, 2024 compared to an expense of $11 million during the three-month period ended June 30, 2023, primarily due to lower foreign exchange transaction losses compared to the prior year period.
Income taxes
Certain of our subsidiaries, at various times, have been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to note 15 “Income Taxes” of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 for further discussion.
The consolidated effective tax rates were 28% and 10% for the three-month periods ended June 28, 2024 and June 30, 2023, respectively. The effective rate varies from the Singapore statutory rate of 17% as a result of recognition of earnings in different jurisdictions (we generate most of our revenues and profits from operations outside of Singapore), operating loss carryforwards, income tax credits, release of previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effect of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, the Netherlands and Israel. The effective tax rate for the three-month period ended June 28, 2024 was higher than the effective tax rate for the three-month period ended June 30, 2023 primarily due to the tax accrual required for our U.S. tax group after the U.S. tax group valuation allowance release in the fiscal year ended March 31, 2024, the recognition of a withholding tax accrual on the undistributed earnings of our Chinese subsidiaries due to the decision in the fiscal year ended March 31, 2024 to not indefinitely reinvest our China earnings in China, the estimated impact of the Organization for Economic Co-operation and Development's (“OECD”) framework on base erosion profit shifting Pillar Two and unfavorable foreign exchange impacts.
The OECD Pillar Two Global Anti-Base Erosion (“GloBE”) model rules, issued under the OECD Inclusive Framework on Base Erosion and Profit Shifting, introduce a global minimum tax of 15% applicable to multinational enterprise groups with consolidated financial statement revenue in excess of €750 million. Numerous foreign jurisdictions have already enacted tax legislation based on the GloBE rules, with some effective as early as January 1, 2024. As of June 28, 2024, we recognized a nominal income tax expense for Pillar Two GloBE minimum tax. The Company is continuously monitoring the evolving application of this legislation and assessing its potential impact on our future tax liability.
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

Net income from continuing operations
Net income from continuing operations was $139 million during the three-month period ended June 28, 2024, compared to $147 million during the three-month period ended June 30, 2023, driven by the factors discussed above.
Net income from discontinued operations
Net income from discontinued operations was zero during the three-month period ended June 28, 2024, compared to $64 million during the three-month period ended June 30, 2023, as Nextracker was spun off during the fourth quarter of fiscal year 2024.
Net income attributable to noncontrolling interest
Net income attributable to noncontrolling interest was zero during the three-month period ended June 28, 2024, compared to $25 million during the three-month period ended June 30, 2023, as Nextracker was spun off during the fourth quarter of fiscal year 2024.
LIQUIDITY AND CAPITAL RESOURCES
We continuously evaluate our ability to meet our obligations over the next 12 months and beyond and proactively reset our capital structure to improve maturities and liquidity. We expect that our current financial condition, including our liquidity sources are adequate to fund current and future commitments. As of June 28, 2024, we had cash and cash equivalents of approximately $2.2 billion and bank and other borrowings of approximately $3.2 billion. We have a $2.5 billion revolving credit facility that is due to mature in July 2027 (the "2027 Credit Facility"), under which we had no borrowings outstanding as of June 28, 2024. As of June 28, 2024, we were in compliance with the covenants under all of our credit facilities and indentures; we also expect to remain in compliance with the covenants in the upcoming 12 months for our credit facilities and indentures.
During the three-month period ended June 28, 2024, we repurchased approximately $41 million of the 4.750% Notes due 2025 under our 10b5-1 bond buyback program, resulting in an immaterial gain on our condensed consolidated statement of operations.
Cash provided by operating activities was $0.3 billion during the three-month period ended June 28, 2024, primarily driven by $0.1 billion of net income for the period plus $0.2 billion of non-cash charges such as depreciation, amortization, and stock-based compensation and a reduction in net working capital as discussed below.
We believe net working capital ("NWC") is a key metric that measures our liquidity. Net working capital is calculated as current assets less current liabilities. Net working capital decreased approximately $0.9 billion to $3.6 billion as of June 28, 2024, from $4.5 billion as of March 31, 2024. The decrease was primarily the result of the effect of an increase in the current portion of long-term debt of $0.5 billion and a reduction in inventory of $0.4 billion.
Cash used in investing activities was $0.1 billion during the three-month period ended June 28, 2024. This was primarily driven by $0.1 billion of net capital expenditures for property and equipment to continue expanding capabilities and capacity in support of our CEC, Automotive, and Industrial businesses.
We believe adjusted free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our adjusted free cash flow is defined as cash from operations, less net purchases of property and equipment allowing us to present adjusted cash flows on a consistent basis for investors. Our adjusted free cash flow for the three-month periods ended June 28, 2024 and June 30, 2023 was an inflow of $0.2 billion and an outflow of $0.2 billion, respectively. Adjusted free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Adjusted free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Adjusted free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Three-Month Periods Ended
	June 28, 2024	June 30, 2023
	(In millions)
Net cash provided by operating activities	$340	$6
Purchases of property and equipment	(111)	(167)
Proceeds from the disposition of property and equipment	3	11
Adjusted free cash flow	$232	$(150)

Cash used by financing activities was $0.5 billion during the three-month period ended June 28, 2024, which was primarily driven by $0.5 billion of cash paid for the repurchase of our ordinary shares.
Our cash balances are generated and held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months and beyond. As of June 28, 2024 and March 31, 2024, approximately 59% and 55%, respectively, of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $0.7 billion as of March 31, 2024). Repatriation could result in an additional income tax payment; however, for the majority of our foreign entities, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.
Future liquidity needs will depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, and the levels of shipments and changes in the volumes of customer orders.
We maintain a commercial paper program which provides short-term financing under which there were no borrowings outstanding as of June 28, 2024.
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
Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $2.0 billion in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 2, 2023. During the three-month period ended June 28, 2024, we paid $457 million to repurchase shares under the current repurchase plan at an average price of $29.88 per share. As of June 28, 2024, shares in the aggregate amount of $556 million were available to be repurchased under the current plan.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2024.
There were no material changes in our contractual obligations and commitments as of June 28, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the three-month period ended June 28, 2024 as compared to the fiscal year ended March 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 28, 2024. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 28, 2024, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our quarter ended June 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For a description of our material legal proceedings, see note 13 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our ordinary shares made by us for the period from April 1, 2024 through June 28, 2024:

Period (2)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 - May 3, 2024	6,592,544	$28.37	6,592,544	$825,693,983
May 4, 2024 - May 31, 2024	4,685,350	$30.41	4,685,350	$683,216,447
June 1, 2024 - June 28, 2024	4,014,137	$31.74	4,014,137	$555,821,716
Total	15,292,031		15,292,031
(1)During the period from April 1, 2024 through June 28, 2024, all purchases were made pursuant to the programs discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.
(2)On August 2, 2023, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $2.0 billion. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of June 28, 2024, shares in the aggregate amount of $556 million were available to be repurchased under the current plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
During the fiscal quarter ended June 28, 2024, the officer listed below adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.
On May 21, 2024, Scott Offer, Executive Vice President and General Counsel, adopted a trading plan that provides for the sale of up to 20,000 ordinary shares of the Company. The plan will terminate on September 6, 2024, subject to early termination for certain specified events set forth in the plan.
No other officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended June 28, 2024.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.01	Description of Annual Incentive Bonus Plan for Fiscal Year 2025					X
10.02	Summary of Compensation Arrangements of Certain Executive Officers of Flex Ltd.					X
10.03	Form of Restricted Share Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan for service-based vesting awards (FY25)					X
10.04	Form of Restricted Share Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan for performance-based vesting awards (FY25)					X
10.05	Form of Addendum Award Agreement under the 2010 Deferred Compensation Plan (FY25)					X
15.01	Letter in lieu of consent of Deloitte & Touche LLP					X
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

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

FLEX LTD.
(Registrant)

/s/ REVATHI ADVAITHI
Revathi Advaithi
Chief Executive Officer
(Principal Executive Officer)

Date:	July 26, 2024
/s/ PAUL R. LUNDSTROM
Paul R. Lundstrom
Chief Financial Officer
(Principal Financial Officer)

Date:	July 26, 2024