Form 10-Q
period 2024-09-27
FLEX LTD.
filed 2024-10-31
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2024

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to

Commission file number 0-23354

FLEX LTD.
(Exact name of registrant as specified in its charter)

Singapore	98-1773351
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2 Changi South Lane,
Singapore	486123
(Address of principal executive offices)	(Zip Code)
(65) 6876-9899
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, No Par Value	FLEX	The Nasdaq Stock Market LLC

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

The number of shares of the registrant’s ordinary shares outstanding as of October 25, 2024 was 387,783,445.

FLEX LTD.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Report of Independent Registered Public Accounting Firm	3
	Condensed Consolidated Balance Sheets (unaudited) — September 27, 2024 and March 31, 2024	4
	Condensed Consolidated Statements of Operations (unaudited) — Three-Month and Six-Month Periods Ended September 27, 2024 and September 29, 2023	5
	Condensed Consolidated Statements of Comprehensive Income (unaudited) — Three-Month and Six-Month Periods Ended September 27, 2024 and September 29, 2023	6
	Condensed Consolidated Statements of Noncontrolling Interest and Shareholders' Equity (unaudited) — Three-Month and Six-Month Periods Ended September 27, 2024 and September 29, 2023	7
	Condensed Consolidated Statements of Cash Flows (unaudited) — Six-Month Periods Ended September 27, 2024 and September 29, 2023	9
	Notes to Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	39
Signatures		40

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flex Ltd., Singapore

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Flex Ltd. and its subsidiaries (the “Company”) as of September 27, 2024, the related condensed consolidated statements of operations, comprehensive income, noncontrolling interest and shareholders’ equity for the three-month and six-month periods ended September 27, 2024 and September 29, 2023, the condensed consolidated statement of cash flows for the six-month periods ended September 27, 2024 and September 29, 2023, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
October 31, 2024

FLEX LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 27, 2024	As of March 31, 2024
	(In millions, except share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,601	$2,474
Accounts receivable, net of allowance of $10 and $12, respectively	3,502	3,033
Contract assets	595	249
Inventories	5,466	6,205
Other current assets	1,187	1,031
Total current assets	13,351	12,992
Property and equipment, net	2,254	2,269
Operating lease right-of-use assets, net	581	601
Goodwill	1,146	1,135
Other intangible assets, net	223	245
Other non-current assets	1,031	1,015
Total assets	$18,586	$18,257

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$531	$—
Accounts payable	5,144	4,468
Accrued payroll and benefits	473	488
Deferred revenue and customer working capital advances	2,134	2,615
Other current liabilities	1,024	968
Total current liabilities	9,306	8,539
Long-term debt, net of current portion	3,178	3,261
Operating lease liabilities, non-current	476	490
Other non-current liabilities	623	642
Total liabilities	13,583	12,932
Shareholders’ equity
Ordinary shares, no par value; 1,500,000,000 authorized, 389,775,099 and 408,101,772 issued and outstanding, respectively	4,377	5,074
Accumulated earnings	799	446
Accumulated other comprehensive loss	(173)	(195)
Total shareholders’ equity	5,003	5,325
Total liabilities and shareholders' equity	$18,586	$18,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Six-Month Periods Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(In millions, except per share amounts) (Unaudited)
Net sales	$6,545	$6,933	$12,859	$13,825
Cost of sales	5,998	6,411	11,825	12,810
Restructuring charges	16	3	32	20
Gross profit	531	519	1,002	995
Selling, general and administrative expenses	216	221	429	456
Restructuring charges	2	—	11	6
Intangible amortization	16	17	32	37
Operating income	297	281	530	496
Interest expense	53	49	109	105
Interest income	16	15	32	31
Other charges (income), net	(4)	14	(3)	25
Income from continuing operations before income taxes	264	233	456	397
Provision for (benefit from) income taxes	50	32	103	49
Net income from continuing operations	214	201	353	348
Net income from discontinued operations, net of tax	—	205	—	269
Net income	214	406	353	617
Net income attributable to noncontrolling interest	—	178	—	203
Net income attributable to Flex Ltd.	$214	$228	$353	$414

Basic earnings per share from continuing operations	$0.54	$0.45	$0.89	$0.78
Basic earnings per share from discontinued operations	—	0.06	—	0.15
Basic earnings per share attributable to the shareholders of Flex Ltd.	$0.54	$0.51	$0.89	$0.93

Diluted earnings per share from continuing operations	$0.54	$0.45	$0.87	$0.77
Diluted earnings per share from discontinued operations	—	0.06	—	0.15
Diluted earnings per share attributable to the shareholders of Flex Ltd.	$0.54	$0.51	$0.87	$0.92

Weighted-average shares used in computing per share amounts:
Basic	394	443	398	445
Diluted	400	448	405	452

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended		Six-Month Periods Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(In millions) (Unaudited)
Net income	$214	$406	$353	$617
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	55	(38)	39	(47)
Unrealized gain (loss) on derivative instruments and other	10	(33)	(17)	1
Comprehensive income	$279	$335	$375	$571
Comprehensive income attributable to noncontrolling interest	—	178	—	203
Comprehensive income attributable to Flex Ltd.	$279	$157	$375	$368

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY

	Ordinary Shares			Accumulated Other Comprehensive Loss					Total
Three Months Ended September 27, 2024	Shares Outstanding	Amount	Accumulated Earnings (Deficit)	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Gain (Loss)	Total Flex Ltd. Shareholders' Equity	Noncontrolling Interest	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT JUNE 28, 2024	399	$4,649	$585	$(23)	$(215)	$(238)	$4,996	$—	$4,996
Repurchase of Flex Ltd. ordinary shares at cost	(10)	(300)	—	—	—	—	(300)	—	(300)
Issuance of Flex Ltd. vested shares under restricted share unit awards	1	—	—	—	—	—	—	—	—
Net income	—	—	214	—	—	—	214	—	214
Stock-based compensation	—	28	—	—	—	—	28	—	28
Total other comprehensive income (loss)	—	—	—	10	55	65	65	—	65
BALANCE AT SEPTEMBER 27, 2024	390	$4,377	$799	$(13)	$(160)	$(173)	$5,003	$—	$5,003

	Ordinary Shares			Accumulated Other Comprehensive Loss					Total
Six Months Ended September 27, 2024	Shares Outstanding	Amount	Accumulated Earnings (Deficit)	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Gain (Loss)	Total Flex Ltd. Shareholders' Equity	Noncontrolling Interest	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT MARCH 31, 2024	408	$5,074	$446	$4	$(199)	$(195)	$5,325	$—	$5,325
Repurchase of Flex Ltd. ordinary shares at cost	(25)	(757)	—	—	—	—	(757)	—	(757)
Issuance of Flex Ltd. vested shares under restricted share unit awards	7	—	—	—	—	—	—	—	—
Net income	—	—	353	—	—	—	353	—	353
Stock-based compensation	—	60	—	—	—	—	60	—	60
Total other comprehensive income (loss)	—	—	—	(17)	39	22	22	—	22
BALANCE AT SEPTEMBER 27, 2024	390	$4,377	$799	$(13)	$(160)	$(173)	$5,003	$—	$5,003

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY (CONTINUED)

	Ordinary Shares			Accumulated Other Comprehensive Loss					Total
Three Months Ended September 29, 2023	Shares Outstanding	Amount	Accumulated Earnings (Deficit)	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Gain (Loss)	Total Flex Ltd. Shareholders' Equity	Noncontrolling Interest	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT JUNE 30, 2023	449	$5,949	$(374)	$20	$(189)	$(169)	$5,406	$380	$5,786
Repurchase of Flex Ltd. ordinary shares at cost	(11)	(309)	—	—	—	—	(309)	—	(309)
Nextracker follow on sales and related transactions	—	607	—	—	—	—	607	(108)	499
Net income	—	—	228	—	—	—	228	178	406
Stock-based compensation	—	45	—	—	—	—	45	—	45
Total other comprehensive income (loss)	—	—	—	(33)	(38)	(71)	(71)	—	(71)
BALANCE AT SEPTEMBER 29, 2023	438	$6,292	$(146)	$(13)	$(227)	$(240)	$5,906	$450	$6,356

	Ordinary Shares			Accumulated Other Comprehensive Loss					Total
Six Months Ended September 29, 2023	Shares Outstanding	Amount	Accumulated Earnings (Deficit)	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Gain (Loss)	Total Flex Ltd. Shareholders' Equity	Noncontrolling Interest	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT MARCH 31, 2023	450	$6,105	$(560)	$(14)	$(180)	$(194)	$5,351	$355	$5,706
Repurchase of Flex Ltd. ordinary shares at cost	(20)	(506)	—	—	—	—	(506)	—	(506)
Issuance of Flex Ltd. vested shares under restricted share unit awards	8	—	—	—	—	—	—	—	—
Nextracker follow on sales and related transactions	—	607	—	—	—	—	607	(108)	499
Net income	—	—	414	—	—	—	414	203	617
Stock-based compensation	—	86	—	—	—	—	86	—	86
Total other comprehensive income (loss)	—	—	—	1	(47)	(46)	(46)	—	(46)
BALANCE AT SEPTEMBER 29, 2023	438	$6,292	$(146)	$(13)	$(227)	$(240)	$5,906	$450	$6,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Periods Ended
	September 27, 2024	September 29, 2023
	(In millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$353	$617
Depreciation, amortization and other impairment charges	257	260
Changes in working capital and other, net	49	(514)
Net cash provided by operating activities	659	363
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(214)	(319)
Proceeds from the disposition of property and equipment	6	19
Acquisition of businesses, net of cash acquired	(1)	—
Other investing activities, net	3	3
Net cash used in investing activities	(206)	(297)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	499	2
Payments of bank borrowings, long-term debt and other financing liabilities	(57)	(398)
Payments for repurchases of ordinary shares	(757)	(506)
Proceeds from issuances of Nextracker shares	—	552
Payment for purchase of Nextracker LLC units from TPG	—	(57)
Other, net	(6)	(53)
Net cash used in financing activities	(321)	(460)
Effect of exchange rates on cash and cash equivalents	(5)	—
Net change in cash and cash equivalents	127	(394)
Cash and cash equivalents, beginning of period	2,474	3,294
Cash and cash equivalents, end of period	$2,601	$2,900

Non-cash investing activities:
Unpaid purchases of property and equipment	$96	$117
Right-of-use assets obtained in exchange of operating lease liabilities	37	77

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION
Organization of the Company
Flex Ltd. ("Flex" or the "Company") is the advanced, end-to-end manufacturing partner of choice that helps market-leading brands design, build, deliver and manage innovative products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, Flex supports our customers' entire product lifecycle with a broad array of services in every major region. The Company's full suite of specialized capabilities includes design and engineering, supply chain, manufacturing, post-production and post-sale services. Flex partners with customers across a diverse set of industries including cloud, communications, enterprise, automotive, industrial, consumer devices, lifestyle, healthcare, and energy. As of September 27, 2024, Flex's two operating and reportable segments were as follows:
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
•Flex Reliability Solutions ("FRS"), which is comprised of the following end markets:
◦Automotive, including next generation mobility, autonomous, connectivity, electrification, and smart technologies
◦Health Solutions, including medical devices, medical equipment and drug delivery
◦Industrial, including capital equipment, industrial devices, embedded and critical power offerings and renewables and grid edge.
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2024 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and six-month periods ended September 27, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025.
The first quarters for fiscal years 2025 and 2024 ended on June 28, 2024, which is comprised of 89 days in the period, and June 30, 2023, which is comprised of 91 days, respectively. The second quarters for fiscal years 2025 and 2024 ended on September 27, 2024 and September 29, 2023, respectively, which are comprised of 91 days in both periods.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things: allowances for doubtful accounts; inventory write-downs; valuation allowances for deferred tax assets; uncertain tax positions; valuation and useful lives of long-lived assets including property, equipment, and intangible assets; valuation of goodwill; valuation of investments in privately held companies; asset impairments; fair values of financial instruments, notes receivable and derivative instruments; restructuring charges; contingencies; warranty provisions; incremental borrowing rates in determining the present value of lease payments; accruals for potential price adjustments arising from customer contracts; fair values of assets obtained and liabilities assumed in business combinations; and the fair values of restricted share unit awards granted under the Company's stock-based compensation plans. Due to geopolitical conflicts (including the Russian invasion of Ukraine, the Israel-Hamas war, and other geopolitical conflicts), there has been and will continue to be uncertainty and disruption in the global economy and financial markets. The Company has made estimates and assumptions taking into consideration certain possible impacts due to the Russian invasion of Ukraine and the Israel-Hamas war. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.
Supplier Finance Programs
The Company has four supplier finance programs, all of which have substantially similar characteristics, with various financial institutions that act as the paying agent for certain payables of the Company. The Company established these programs through agreements with the financial institutions to enable more efficient payment processing to our suppliers while also providing our suppliers a potential source of liquidity to the extent they choose to sell their receivables to the financial institutions in advance of the due dates. Our suppliers’ participation in the programs is voluntary, the Company is not involved in negotiations of the suppliers’ arrangements with the financial institutions to sell their receivables, and our rights and obligations to our suppliers are not impacted by our suppliers’ decisions to sell amounts under these programs. Under these supplier finance programs, the Company pays the financial institutions the stated amount of confirmed invoices from its participating suppliers on the original maturity dates of the invoices. All payment terms are short-term in nature and are not dependent on whether the suppliers participate in the supplier finance programs or if the suppliers elect to receive early payment from the financial institutions. No guarantees are provided by the Company under the supplier finance programs and the Company incurs no costs related to the programs. We have no economic interest in a supplier’s decision to participate in the supplier finance programs.
Obligations under these programs are classified within accounts payable on the condensed consolidated balance sheets, with the associated payments reflected in the operating activities section of the condensed consolidated statement of cash flows. The Company's outstanding obligations confirmed as valid under its supplier finance programs as of September 27, 2024 and March 31, 2024 were $133 million and $123 million, respectively.
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

2.  BALANCE SHEET ITEMS
Inventories
The components of inventories, net of applicable lower of cost and net realizable value write-downs, were as follows:

	As of September 27, 2024	As of March 31, 2024
	(In millions)
Raw materials	$4,569	$5,045
Work-in-progress	460	623
Finished goods	437	537
	$5,466	$6,205
Goodwill and Other Intangible Assets
During the six-month period ended September 27, 2024, the activity in the Company's goodwill account included approximately $3 million of foreign currency translation and an approximately $8 million goodwill addition from an acquisition in the first quarter of fiscal year 2025.
The components of acquired intangible assets are as follows:

	As of September 27, 2024			As of March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets:
Customer-related intangibles	$292	$(172)	$120	$316	$(186)	$130
Licenses and other intangibles	309	(206)	103	298	(183)	115
Total	$601	$(378)	$223	$614	$(369)	$245
The gross carrying amounts of intangible assets are removed when fully amortized.
The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2025 (1)	$32
2026	45
2027	37
2028	28
2029	25
Thereafter	56
Total amortization expense	$223
____________________________________________________________
(1)Represents estimated amortization for the remaining fiscal six-month period ending March 31, 2025.
Customer Working Capital Advances
Customer working capital advances were $1.8 billion and $2.2 billion as of September 27, 2024 and March 31, 2024, respectively. The customer working capital advances are not interest-bearing, do not generally have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production or the customer working capital advance agreement is terminated.
Other Non-Current Assets
Other non-current assets include deferred tax assets of $657 million and $644 million as of September 27, 2024 and March 31, 2024, respectively.

Other Current Liabilities
Other current liabilities include customer-related accruals of $245 million and $277 million as of September 27, 2024 and March 31, 2024, respectively.
3.  REVENUE
Contract Balances
A contract asset is recognized when the Company has recognized revenue, but not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheets and transferred to receivables when rights to payment become unconditional and invoiced.
A contract liability is recognized when the Company receives payments in advance of the satisfaction of performance. Contract liabilities, identified as deferred revenue, were $372 million and $490 million as of September 27, 2024 and March 31, 2024, respectively, of which $334 million and $449 million, respectively, is included in deferred revenue and customer working capital advances under current liabilities.
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated based on timing of transfer, point in time or over time, for the three and six-month periods ended September 27, 2024 and September 29, 2023, respectively.

	Three-Month Periods Ended		Six-Month Periods Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Timing of Transfer	(In millions)
FAS
Point in time	$2,924	$3,280	$5,797	$6,716
Over time	682	338	1,174	503
Total	3,606	3,618	6,971	7,219
FRS
Point in time	2,237	3,145	4,870	6,277
Over time	702	170	1,018	329
Total	2,939	3,315	5,888	6,606
Flex
Point in time	5,161	6,425	10,667	12,993
Over time	1,384	508	2,192	832
Total	$6,545	$6,933	$12,859	$13,825

4.  STOCK-BASED COMPENSATION
Flex historically maintains stock-based compensation plans at a corporate level. The Company grants equity compensation awards under its 2017 Equity Incentive Plan (the "2017 Plan").
Stock-Based Compensation Expense
The following table summarizes the Company’s share-based compensation expense for the 2017 Plan:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(In millions)
Cost of sales	$8	$7	$16	$14
Selling, general and administrative expenses	20	21	44	46
Total share-based compensation expense	$28	$28	$60	$60
The 2017 Plan
During the six-month period ended September 27, 2024, the Company granted approximately 4.6 million restricted share unit ("RSU") awards. Of this amount, approximately 2.9 million are plain-vanilla unvested RSU awards that vest over a period of three years, with no performance or market conditions, and with an average grant date price of $31.86 per award. In addition, approximately 0.7 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain performance conditions, and with an average grant date price of $31.04 per award. These performance-based RSUs include awards tied to the Company's adjusted earnings per share growth and awards tied to operating profit goals. The number of shares that will ultimately vest will range from zero up to a maximum of approximately 1.2 million based on the level of achievement of these performance conditions. The awards will cliff vest after a period of one to three years, depending on the specific performance metrics, to the extent such performance conditions have been met. Further, approximately 0.3 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions. The average grant date fair value of these awards contingent on certain market conditions was estimated to be $42.36 per award and was calculated using a Monte Carlo simulation. The number of shares contingent on market conditions that ultimately will vest will range from zero up to a maximum of approximately 0.6 million based on a measurement of the percentile rank of the Company’s total shareholder return over certain specified periods against the Company's peer companies, and will cliff vest after a period of three years, to the extent such market conditions have been met. Finally, the remaining balance of approximately 0.7 million represents the number of shares issued upon the vesting of RSU awards above target levels based on the achievement of certain market and performance conditions for awards granted in fiscal year 2022. These awards were issued and immediately vested in accordance with the terms and conditions of the underlying awards.
As of September 27, 2024, approximately 12.4 million unvested RSU awards under the 2017 Plan were outstanding, of which vesting for a targeted amount of approximately 1.2 million shares is contingent on meeting certain market conditions, and vesting for a targeted amount of approximately 1.6 million shares is contingent on meeting certain performance conditions. The number of shares tied to market conditions that will ultimately be issued can range from zero to approximately 2.4 million based on the achievement levels. The number of shares tied to performance conditions that will ultimately be issued can range from zero to approximately 3.0 million based on the achievement levels. During the six-month period ended September 27, 2024, approximately 1.6 million shares vested in connection with the awards with market and performance conditions granted in fiscal year 2022.
As of September 27, 2024, total unrecognized compensation expense related to unvested RSU awards under the 2017 Plan was approximately $221 million, and will be recognized over a weighted-average remaining vesting period of 2.0 years.

5.  EARNINGS PER SHARE
The following table reflects basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share attributable to the shareholders of Flex:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(In millions, except per share amounts)
Numerator:
Net income from continuing operations	$214	$201	$353	$348
Net income from discontinued operations, net of tax	—	205	—	269
Less: Net income attributable to noncontrolling interest	—	178	—	203
Net income from discontinued operations attributable to Flex Ltd.	—	27	—	66
Total net income attributable to Flex Ltd.	$214	$228	$353	$414

Denominator:
Weighted-average ordinary shares outstanding - basic	394	443	398	445
Weighted-average ordinary share equivalents from RSU awards (1)	6	5	7	7
Weighted-average ordinary shares and ordinary share equivalents outstanding - diluted	400	448	405	452

Earnings per share - basic
Continuing operations	$0.54	$0.45	$0.89	$0.78
Discontinued operations, net of tax	—	0.06	—	0.15
Total attributable to the shareholders of Flex Ltd.	$0.54	$0.51	$0.89	$0.93

Earnings per share - diluted
Continuing operations	$0.54	$0.45	$0.87	$0.77
Discontinued operations, net of tax	—	0.06	—	0.15
Total attributable to the shareholders of Flex Ltd.	$0.54	$0.51	$0.87	$0.92
____________________________________________________________
(1)An immaterial amount of RSU awards and 1.9 million RSU awards for the three and six-month periods ended September 27, 2024, respectively, and an immaterial amount of RSU awards and 2.1 million RSU awards for the three and six-month periods ended September 29, 2023, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
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
The key components of net income from discontinued operations for the three and six-month periods ended September 29, 2023 were as follows:

	Three-month period ended	Six-month period ended
	September 29, 2023	September 29, 2023
	(In millions)
Net sales (1)	$538	$982
Cost of sales (1)	392	725
Gross Profit	146	257
Selling, general and administrative expenses	51	86
Operating income	95	171
Interest and other, net	3	4
Income before income taxes	92	167
Provision for income taxes	(113)	(102)
Net income from discontinued operations	205	269
Net income from discontinued operations attributable to noncontrolling interest (2)	178	203
Net income from discontinued operations attributable to Flex Ltd.	$27	$66
(1)    Both net sales and cost of sales from discontinued operations includes the effect of intercompany transactions that were eliminated from Flex's condensed consolidated statements of operations of approximately $34 million and $70 million for the three and six-month periods ended September 29, 2023, respectively.
(2)    Net income from discontinued operations attributable to noncontrolling interest represented a share of pre-tax income of $40 million and $69 million and of income tax expense of $2 million and $6 million for the three and six-month periods ended September 29, 2023. As such, pre-tax income attributable to Flex Ltd. from discontinued operations was $52 million and $98 million for the same periods. In addition, during the three-month period ended September 29, 2023, a $140 million deferred tax asset was recorded, with an offsetting entry to income tax benefit fully attributable to noncontrolling interest in connection with Nextracker's follow-on public offering.
Details of cash flows from discontinued operations for the six-month period ended September 29, 2023 were as follows:

Six-month period ended
September 29, 2023
(In millions)
Net cash provided by discontinued operations operating activities (1)	$253
Net cash used in discontinued operations investing activities	(1)
(1)    Cash flows from discontinued operations operating activities includes an inflow from intercompany transactions that were eliminated from Flex's consolidated operations of $(4) million for the six-month period ended September 29, 2023.

7.  BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt as of September 27, 2024 and March 31, 2024 are as follows:

	Maturity Date	As of September 27, 2024	As of March 31, 2024
		(In millions)
4.750% Notes (1)	June 2025	$532	$584
3.750% Notes (1)	February 2026	680	682
6.000% Notes (1)	January 2028	397	397
4.875% Notes (1)	June 2029	656	657
4.875% Notes (1)	May 2030	678	681
5.250% Notes (1)	January 2032	499	—
3.600% HUF Bonds (2)	December 2031	283	274
Other		1	1
Debt issuance costs		(17)	(15)
		3,709	3,261
Current portion, net of debt issuance costs		(531)	—
Non-current portion		$3,178	$3,261
(1)The notes are carried at the principal amount of each note, less any unamortized discount or premium and unamortized debt issuance costs. The notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.
(2)The bonds mature in December 2031 with annual payments equal to 10% of the original principal amount thereof on each of the seventh, eighth, and ninth anniversaries of the bonds, with the remaining 70% due upon maturity.
The weighted-average interest rate for the Company's long-term debt was 4.6% and 4.5% as of September 27, 2024 and March 31, 2024, respectively.
Scheduled repayments of the Company's bank borrowings and long-term debt as of September 27, 2024 are as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2025 (1)	$—
2026	1,212
2027	—
2028	397
2029	28
Thereafter	2,089
Total	$3,726
(1)Represents estimated repayments for the remaining fiscal six-month period ending March 31, 2025.
Notes due January 2032
In August 2024, the Company issued $500 million of 5.250% Notes due 2032 (the “Notes”). The Company received proceeds of approximately $496 million, net of discount and certain issuance costs. The Company incurred and capitalized as a direct reduction to the carrying amount of the Notes presented on the balance sheet of approximately $5 million of costs incurred in conjunction with the Notes issuance. Interest on the Notes is payable on January 15 and July 15 of each year, beginning on January 15, 2025.
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

In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Notes will become due and payable immediately without further action or notice. If any other event of default under the indenture occurs or is continuing, the trustee or holders of at least 25% in aggregate principal amount of the then outstanding Notes may declare the entire principal of Notes, together with all accrued and unpaid interest, if any, to be due and payable immediately, but upon certain conditions such declaration and its consequences may be rescinded and annulled by the holders of a majority in principal amount of the Notes. As of September 27, 2024, the Company was in compliance with the covenants in the indenture governing the Notes.
8.  INTEREST EXPENSE AND INTEREST INCOME
Interest expense and interest income for the three and six-month periods ended September 27, 2024 and September 29, 2023 are composed of the following:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(In millions)
Interest expenses on debt obligations	$46	$38	$89	$82
AR sale program related expenses	7	11	20	23
Interest income	(16)	(15)	(32)	(31)
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
As of September 27, 2024, the aggregate notional amount of the Company’s outstanding foreign currency derivative contracts was $8.1 billion as summarized below:

	Notional Contract Value in USD
Currency	Buy	Sell
	(In millions)
Cash Flow Hedges		p
HUF	$446	$—
MXN	487	—
Other	696	12
	1,629	12
Other Foreign Currency Contracts
CNY	475	318
EUR	1,484	1,364
JPY	14	270
MXN	391	316
MYR	286	121
Other	690	769
	3,340	3,158

Total Notional Contract Value in USD	$4,969	$3,170
As of September 27, 2024, the fair value of the Company’s short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of other charges (income), net in the condensed consolidated statements of operations. As of September 27, 2024 and March 31, 2024, the Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. Deferred loss was immaterial as of September 27, 2024, and is expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations over the next twelve-month period, except for the USD HUF cross currency swaps.
The Company entered into USD HUF cross currency swaps in December 2021 to hedge the foreign currency risk on the HUF bonds due December 2031. The fair value of the cross currency swaps was included in other current liabilities and other non-current liabilities as of September 27, 2024, and in other current assets and other non-current liabilities as of March 31, 2024. The changes in fair value of the USD HUF cross currency swaps are reported in accumulated other comprehensive loss. In addition, corresponding amounts are reclassified out of accumulated other comprehensive loss to other charges (income), net to offset the remeasurement of the underlying HUF bond principal, which also impacts the same line.
The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 27, 2024	March 31, 2024	Balance Sheet Location	September 27, 2024	March 31, 2024
	(In millions)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$23	$45	Other current liabilities	$(36)	$(9)
Foreign currency contracts	Other non-current assets	$—	$—	Other liabilities	$(19)	$(33)

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$22	$14	Other current liabilities	$(15)	$(10)
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
10.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	September 27, 2024			September 29, 2023
	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Beginning balance	$(23)	$(215)	$(238)	$20	$(189)	$(169)
Other comprehensive gain (loss) before reclassifications	8	55	63	(38)	(38)	(76)
Net (gain) loss reclassified from accumulated other comprehensive loss	2	—	2	5	—	5
Net current-period other comprehensive gain (loss)	10	55	65	(33)	(38)	(71)
Ending balance	$(13)	$(160)	$(173)	$(13)	$(227)	$(240)

	Six-Month Periods Ended
	September 27, 2024			September 29, 2023
	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Beginning balance	$4	$(199)	$(195)	$(14)	$(180)	$(194)
Other comprehensive gain (loss) before reclassifications	(22)	39	17	63	(47)	16
Net (gain) loss reclassified from accumulated other comprehensive loss	5	—	5	(62)	—	(62)
Net current-period other comprehensive gain (loss)	(17)	39	22	1	(47)	(46)
Ending balance	$(13)	$(160)	$(173)	$(13)	$(227)	$(240)
Substantially all unrealized gains and losses relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three and six-month periods ended September 27, 2024 were reclassified out of accumulated other comprehensive loss to other charges (income), net and cost of sales in the condensed consolidated statement of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges. The tax impacts on the changes in accumulated other comprehensive loss for the three-month periods ended September 27, 2024 and September 29, 2023 were $2 million and $11 million, respectively. The tax impacts on the changes in accumulated other comprehensive loss for the six-month periods ended September 27, 2024 and September 29, 2023 were $11 million and $9 million, respectively.
11.  TRADE RECEIVABLES SALES PROGRAMS
The Company sells accounts receivables to certain third-party banking institutions under factoring programs. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $0.7 billion and $0.8 billion as of September 27, 2024 and March 31, 2024, respectively. For the six-month periods ended September 27, 2024 and September 29, 2023, total accounts receivable sold to certain third-party banking institutions was approximately $2.1 billion and $1.7 billion, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received was included as cash provided by operating activities in the condensed consolidated statements of cash flows.
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
Level 1 - Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. There were no balances classified as level 1 in the fair value hierarchy as of September 27, 2024 and March 31, 2024.
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
There were no transfers between levels in the fair value hierarchy during the six-month periods ended September 27, 2024 and September 29, 2023.

Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 27, 2024 and March 31, 2024:

	Fair Value Measurements as of September 27, 2024
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$1,640	$—	$1,640
Foreign currency contracts (Note 9)	—	45	—	45
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	44	—	44
Liabilities:
Foreign currency contracts (Note 9)	$—	$(70)	$—	$(70)

	Fair Value Measurements as of March 31, 2024
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$759	$—	$759
Foreign currency contracts (Note 9)	—	59	—	59
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	41	—	41
Liabilities:				0
Foreign currency contracts (Note 9)	$—	$(52)	$—	$(52)
Other financial instruments
The following table presents the Company’s major debts not carried at fair value:

	As of September 27, 2024		As of March 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In millions)
4.750% Notes due June 2025	$532	$531	$584	$578	Level 1
3.750% Notes due February 2026	680	673	682	662	Level 1
6.000% Notes due January 2028	397	411	397	404	Level 1
4.875% Notes due June 2029	656	658	657	643	Level 1
4.875% Notes due May 2030	678	679	681	662	Level 1
5.250% Notes due January 2032	499	503	—	—	Level 1
3.600% HUF Bonds due December 2031	283	226	274	219	Level 2
The Notes due June 2025, February 2026, January 2028, June 2029, May 2030 and January 2032 are valued based on broker trading prices in active markets. HUF Bonds are valued based on the broker trading prices in an inactive market.
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
A foreign Tax Authority (“Tax Authority”) had assessed a cumulative total of approximately $285 million in taxes owed for multiple Flex legal entities within its jurisdiction for various fiscal years ranging from fiscal year 2010 through fiscal year 2020. The assessed amounts related to the denial of certain deductible intercompany payments and taxability of income earned outside such jurisdiction. Subsequent to the quarter ended September 27, 2024, approximately $118 million of the approximate $285 million assessment was abated by the Tax Authority, leaving approximately $167 million remaining. The Company disagrees with the Tax Authority’s remaining assessments and is actively contesting the assessments through the administrative and judicial processes.
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
14.  SHARE REPURCHASES
During the three and six-month periods ended September 27, 2024, the Company repurchased 9.8 million and 25.1 million shares at an aggregate purchase price of $300 million and $757 million, respectively, and retired all of these shares.
Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $1.7 billion in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Annual General Meeting held on August 8, 2024. As of September 27, 2024, shares in the aggregate amount of $1.5 billion were available to be repurchased under the current plan.
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
Selected financial information by segment is in the table below.

	Three-Month Periods Ended		Six-Month Periods Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
	(In millions)
Net sales:
Flex Agility Solutions	$3,606	$3,618	$6,971	$7,219
Flex Reliability Solutions	2,939	3,315	5,888	6,606
	$6,545	$6,933	$12,859	$13,825
Segment income and reconciliation of income from continuing operations before income taxes:
Flex Agility Solutions	$218	$167	$397	$313
Flex Reliability Solutions	159	171	306	336
Corporate and Other	(19)	(11)	(39)	(29)
Total segment income	358	327	664	620
Reconciling items:
Intangible amortization	16	17	32	37
Stock-based compensation	28	28	60	60
Restructuring charges	17	1	42	24
Legal and other (1)	—	—	—	3
Interest expense	53	49	109	105
Interest income	16	15	32	31
Other charges (income), net	(4)	14	(3)	25
Income from continuing operations before income taxes	$264	$233	$456	$397
(1)Legal and other consists of costs not directly related to core business results and including matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims and other issues on a global basis as well as acquisition related costs and customer related asset recoveries. During the first half of fiscal year 2024, the Company accrued for certain loss contingencies where losses are considered probable and estimable.
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
16.  RESTRUCTURING CHARGES
During the three and six-month periods ended September 27, 2024, the Company recognized approximately $18 million and $43 million of restructuring charges, respectively, most of which related to employee severance.

The following table summarizes the provisions, respective payments, and remaining accrued balance as of September 27, 2024 for charges incurred during the six-month period ended September 27, 2024:

	Severance	Long-Lived Asset Impairment	Other Exit Costs	Total
	(In millions)
Balance as of March 31, 2024	$77	$—	$3	$80
Provision for charges incurred during the six-month period ended September 27, 2024	42	1	—	43
Cash payments during the six-month period ended September 27, 2024	(34)	—	—	(34)
Non-cash reductions during the six-month period ended September 27, 2024	—	(1)	—	(1)
Other adjustments	(2)	—	—	(2)
Balance as of September 27, 2024	83	—	3	86
Less: Current portion (classified as other current liabilities)	83	—	3	86
Accrued restructuring costs, net of current portion (classified as other liabilities)	$—	$—	$—	$—

17. SUBSEQUENT EVENTS
On October 16, 2024, the Company entered into a definitive agreement to acquire 100% ownership of Crown Technical Systems (“Crown”), a U.S. leader in critical power solutions for $325 million in an all-cash transaction. The acquisition will add to the Company' portfolio of power products and expand its offering in the utility and data center markets and is expected to close in the third quarter of fiscal year 2025, subject to customary closing conditions, including regulatory approval. For reporting purposes, Crown will be included in the Industrial reporting unit within the FRS segment.

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
OVERVIEW
We are the advanced, end-to-end manufacturing partner of choice that helps market-leading brands design, build, deliver and manage innovative products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, we support our customers' entire product lifecycle with a broad array of services in every major region. Our full suite of specialized capabilities includes design and engineering, supply chain, manufacturing, post-production and post-sale services. We partner with customers across a diverse set of industries including cloud, communications, enterprise, automotive, industrial, consumer devices, lifestyle, healthcare, and energy. As of September 27, 2024, our two operating and reportable segments were as follows:
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
•Flex Reliability Solutions ("FRS"), which is comprised of the following end markets:
◦Automotive, including next generation mobility, autonomous, connectivity, electrification, and smart technologies
◦Health Solutions, including medical devices, medical equipment and drug delivery
◦Industrial, including capital equipment, industrial devices, embedded and critical power offerings and renewables and grid edge.
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
Update on Component Shortages and Logistical Constraints on our Business
Component shortages experienced in the recent past have largely subsided, however, logistical constraints exist which have increased freight costs. We continue to monitor potential supply chain disruptions, including disruptions in international commerce as a result of attacks on shipping vessels in the Red Sea and other emerging and evolving geopolitical conflicts and tensions. Refer to “Risk Factors - Supply chain disruptions, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, have in the past affected, and may in the future affect, our ability to meet customer demand, lead to higher costs, or result in excess or obsolete inventory.” as disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.
Russian Invasion of Ukraine and Israel-Hamas War
We continue to monitor and respond to the conflict in Ukraine and the associated sanctions and other restrictions. We also are monitoring and responding to the ongoing conflicts in the Middle East, including Israel-Hamas war. As of the date of this report, there is no material impact to our business operations and financial performance in Ukraine and Israel. The full impact of the conflicts on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflicts and their impact on regional and global economic conditions. We will continue to monitor the conflicts and assess the related restrictions and other effects and pursue prudent decisions for our team members, customers, and business.

Business Overview
We are one of the world's largest providers of global supply chain solutions, with revenues of $12.9 billion for the six-month period ended September 27, 2024 and $26.4 billion in the fiscal year ended March 31, 2024. We have established an extensive network of manufacturing facilities in the world's major consumer and enterprise markets (Asia, the Americas, and Europe) to serve the growing outsourcing needs of both multinational and regional customers. We design, build, ship, and service consumer and enterprise products for our customers through a network of approximately 100 facilities in approximately 30 countries across four continents. The following tables set forth the relative percentages and dollar amounts of net sales by region and by country, and net property and equipment by country, based on the location of our manufacturing sites:

	Three-Month Periods Ended				Six-Month Periods Ended
	September 27, 2024		September 29, 2023		September 27, 2024		September 29, 2023
	(In millions)
Net sales by region:
Americas	$3,147	48%	$3,141	45%	$6,165	48%	$6,174	45%
Asia	2,020	31%	2,377	34%	3,927	31%	4,699	34%
Europe	1,378	21%	1,415	21%	2,767	21%	2,952	21%
	$6,545		$6,933		$12,859		$13,825

Net sales by country:
Mexico	$1,734	26%	$1,824	26%	$3,321	26%	$3,579	26%
China	1,109	17%	1,375	20%	2,177	17%	2,794	20%
U.S.	978	15%	931	13%	1,982	15%	1,823	13%
Malaysia	608	9%	555	8%	1,199	9%	1,101	8%
Brazil	412	6%	375	5%	812	6%	737	5%
Hungary	328	5%	363	5%	671	5%	714	5%
Other	1,376	22%	1,510	23%	2,697	22%	3,077	23%
	$6,545		$6,933		$12,859		$13,825

	As of		As of
Property and equipment, net:	September 27, 2024		March 31, 2024
	(In millions)
Mexico	$802	36%	$793	35%
U.S.	328	15%	334	15%
China	294	13%	307	14%
Malaysia	141	6%	142	6%
Hungary	131	6%	124	5%
Brazil	86	4%	88	4%
Other	472	20%	481	21%
	$2,254		$2,269
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
Our operating results are affected by a number of factors, including the following:

•global economic conditions, including inflationary pressures, currency volatility, slower growth or recession, higher interest rates, and geopolitical uncertainty (including arising from ongoing conflict between Russia and Ukraine and the Israel-Hamas war);

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

	Three-Month Periods Ended		Six-Month Periods Ended
	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	91.6	92.5	92.0	92.7
Restructuring charges	0.3	—	0.2	0.1
Gross profit	8.1	7.5	7.8	7.2
Selling, general and administrative expenses	3.3	3.2	3.3	3.3
Restructuring charges	—	—	0.1	—
Intangible amortization	0.3	0.2	0.3	0.3
Operating income	4.5	4.1	4.1	3.6
Interest expense	0.8	0.7	0.8	0.8
Interest income	0.2	0.2	0.2	0.2
Other charges (income), net	(0.1)	0.2	—	0.1
Income from continuing operations before income taxes	4.0	3.4	3.5	2.9
Provision for (benefit from) income taxes	0.7	0.5	0.8	0.4
Net income from continuing operations	3.3	2.9	2.7	2.5
Net income from discontinued operations, net of tax	—	3.0	—	2.0
Net income	3.3	5.9	2.7	4.5
Net income attributable to noncontrolling interest	—	2.6	—	1.5
Net income attributable to Flex Ltd.	3.3%	3.3%	2.7%	3.0%
Net sales
The following table sets forth our net sales by segment, and their relative percentages (the sum of the individual percentages may not equal 100% due to rounding):

	Three-Month Periods Ended				Six-Month Periods Ended
	September 27, 2024		September 29, 2023		September 27, 2024		September 29, 2023
	(In millions)
Net sales:
Flex Agility Solutions	$3,606	55%	$3,618	52%	$6,971	54%	$7,219	52%
Flex Reliability Solutions	2,939	45%	3,315	48%	5,888	46%	6,606	48%
	$6,545		$6,933		$12,859		$13,825
Net sales during the three-month period ended September 27, 2024 totaled $6.5 billion, representing a decrease of approximately $0.4 billion, or 6% from $6.9 billion during the three-month period ended September 29, 2023. Net sales for our FAS segment decreased approximately $12 million from the three-month period ended September 29, 2023, primarily driven by a low single-digit percentage decrease in our Communication, Enterprise, and Cloud ("CEC") business and a mid single-digit decrease in our Lifestyle business due to softer demand in certain markets, offset by a strong increase in our Consumer Devices business as a result of higher customer demand. Net sales for our FRS segment decreased approximately $0.4 billion, or 11% from the three-month period ended September 29, 2023, primarily driven by a high-teen percentage decrease in our Industrial business and a mid single-digit percentage decrease in our Automotive business due to lower customer demand. This was partially offset by a low single-digit percentage increase in our Health Solutions business due to higher customer demand. The factors described above that decreased FAS and FRS revenues were also partially offset by the effect of certain customer arrangements transitioning from point in time to over time revenue recognition during the quarter which also contributed to an increase in contract assets at September 27, 2024. Net sales decreased $0.4 billion to $2.0 billion in Asia, decreased $37 million to $1.4 billion in Europe, and increased $6 million to $3.1 billion in the Americas.
Net sales during the six-month period ended September 27, 2024 totaled $12.9 billion, representing a decrease of approximately $1.0 billion, or 7% from $13.8 billion during the six-month period ended September 29, 2023. Net sales for our FAS segment decreased approximately $0.2 billion, or 3% from the six-month period ended September 29, 2023, primarily driven by a high single-digit percentage decrease in our CEC business and a mid single-digit percentage decrease in our Lifestyle business, offset by a strong increase in our Consumer Devices business due to the same factors as for the three-month period discussion above. Net sales for our FRS segment decreased approximately $0.7 billion, or 11% from the six-month period ended September 29, 2023, primarily driven by a high-teen percentage decrease in our Industrial business, along with a low single-digit percentage decrease in both our Automotive and Health Solutions businesses, due principally to the same factors as for the three-month period discussion above. Net sales decreased $0.8 billion to $3.9 billion in Asia, decreased $0.2 billion to $2.8 billion in Europe, and decreased $9 million to $6.2 billion in the Americas.
Our ten largest customers during the three and six-month periods ended September 27, 2024 accounted for approximately 44% and 43% of net sales, respectively. Our ten largest customers during the three and six-month periods ended September 29, 2023 accounted for approximately 36% of net sales. No customer accounted for more than 10% of net sales during the three or six-month periods ended September 27, 2024 or September 29, 2023.
Cost of sales
Cost of sales is affected by a number of factors, including the number and size of new manufacturing programs, product mix, labor cost fluctuations by region, component costs and availability and capacity utilization.
Cost of sales during the three-month period ended September 27, 2024 totaled $6.0 billion, representing a decrease of approximately $0.4 billion, or 6% from $6.4 billion during the three-month period ended September 29, 2023. The lower cost of sales for the three-month period ended September 27, 2024 was primarily driven by decreased consolidated sales of $0.4 billion or 6%. Cost of sales in our FAS segment for the three-month period ended September 27, 2024 decreased approximately $0.1 billion, or 2% from the three-month period ended September 29, 2023, which is relatively in line with the overall decrease in FAS revenue during the same period primarily as a result of lower revenue in our Lifestyle and CEC businesses. Cost of sales in our FRS segment for the three-month period ended September 27, 2024 decreased approximately $0.4 billion, or 12% from the three-month period ended September 29, 2023, which is in line with the overall decrease in FRS revenue during the same period, primarily as a result of lower revenue in our Industrial business.
Cost of sales during the six-month period ended September 27, 2024 totaled $11.8 billion, representing a decrease of approximately $1.0 billion, or 8% from $12.8 billion during the six-month period ended September 29, 2023. The lower cost of sales for the six-month period ended September 27, 2024 was primarily driven by decreased consolidated sales of $1.0 billion or 7%. Cost of sales in our FAS segment for the six-month period ended September 27, 2024 decreased approximately $0.3 billion, or 5% from the six-month period ended September 29, 2023, which is aligned with the overall decrease in FAS revenue during the same period primarily due to the drivers noted in the discussion above for the three-month period. Cost of sales in our FRS segment for the six-month period ended September 27, 2024 decreased approximately $0.7 billion, or 11% from the six-month period ended September 29, 2023, which is in line with the overall decrease in FRS revenue during the same period primarily due to the drivers noted in the discussion above for the three-month period.
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
Gross profit during the three-month period ended September 27, 2024 increased $12 million to $0.5 billion, or 8.1% of net sales, from $0.5 billion, or 7.5% of net sales, during the three-month period ended September 29, 2023. Gross margin improved 60 basis points during the three-month period ended September 27, 2024 primarily due to favorable mix in our FAS segment combined with savings from restructuring actions.

Gross profit during the six-month period ended September 27, 2024 increased $7 million to $1.0 billion, or 7.8% of net sales, from $1.0 billion, or 7.2% of net sales, during the six-month period ended September 29, 2023. Gross margin improved 60 basis points during the same period due to the same factors noted above in the three-month period discussion.
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
The following table sets forth segment income and margins. Segment margins in the table below may not recalculate exactly due to rounding.

	Three-Month Periods Ended				Six-Month Periods Ended
	September 27, 2024		September 29, 2023		September 27, 2024		September 29, 2023
	(In millions)
Segment income:
Flex Agility Solutions	$218	6.1%	$167	4.6%	$397	5.7%	$313	4.3%
Flex Reliability Solutions	159	5.4%	171	5.2%	306	5.2%	336	5.1%
FAS segment margin increased approximately 150 basis points, to 6.1%, for the three-month period ended September 27, 2024, from 4.6% for the three-month period ended September 29, 2023. The margin increase was primarily due to strong execution, product mix and cost savings actions taken. The FAS segment margin increased approximately 140 basis points, to 5.7% for the six-month period ended September 27, 2024, from 4.3% for the six-month period ended September 29, 2023. This was primarily due to the same factors as noted for the three-month period.
FRS segment margin increased approximately 20 basis points, to 5.4% for the three-month period ended September 27, 2024, from 5.2% for the three-month period ended September 29, 2023. This was primarily driven by product mix and solid execution. FRS segment margin increased approximately 10 basis points, to 5.2% for the six-month period ended September 27, 2024 from 5.1% for the six-month period ended September 29, 2023. This was primarily due to the same factors as noted for the three-month period.
Restructuring charges
We committed to targeted restructuring activities to improve operational efficiencies by reducing excess workforce capacity. During the three and six-month periods ended September 27, 2024, we recognized approximately $18 million and $43 million of restructuring charges, respectively, primarily related to employee severance.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) was approximately $0.2 billion, or 3.3% of net sales, during the three-month period ended September 27, 2024, decreasing $5 million from approximately $0.2 billion or 3.2% of net sales, during the three-month period ended September 29, 2023. SG&A was $0.4 billion, or 3.3% of net sales, during the six-month period ended September 27, 2024, decreasing $27 million from $0.5 billion or 3.3% of net sales, during the six-month period ended September 29, 2023. The decreases reflect our enhanced cost control efforts to keep SG&A expenses relatively flat.
Intangible amortization
Amortization of intangible assets decreased to $16 million during the three-month period ended September 27, 2024, from $17 million for the three-month period ended September 29, 2023, and decreased to $32 million during the six-month period ended September 27, 2024, from $37 million for the six-month period ended September 29, 2023, primarily due to certain intangibles now being fully amortized.
Interest expense
Interest expense was $53 million during the three-month period ended September 27, 2024 compared to $49 million during the three-month period ended September 29, 2023. Interest expense was $109 million during the six-month period ended September 27, 2024 compared to $105 million during the six-month period ended September 29, 2023. The higher interest expense was primarily due to the effects of higher short-term borrowings and a new debt issuance in the second quarter of fiscal year 2025 partially offset by interest savings from debt repurchases and repayments.

Interest income
Interest income was $16 million during the three-month period ended September 27, 2024, and $32 million during the six-month period ended September 27, 2024 which remains consistent with the equivalent prior year periods.
Other charges (income), net
Other income, net was $4 million during the three-month period ended September 27, 2024 compared to an expense of $14 million during the three-month period ended September 29, 2023, primarily due to a gain from a tax receivable agreement payment from Nextracker partially offset by higher losses from certain non-core equity method investments compared to the prior period.
Other income, net was $3 million during the six-month period ended September 27, 2024 compared to an expense of $25 million during the six-month period ended September 29, 2023, primarily due to the same factors as noted for the three-month period, along with lower foreign exchange transaction losses compared to the prior period.
Income taxes
Certain of our subsidiaries, at various times, have been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to note 15, “Income Taxes” of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 for further discussion.
The consolidated effective tax rate was 19% and 23% for the three and six-month periods ended September 27, 2024, and 14% and 12% for the three and six-month periods ended September 29, 2023, respectively. The effective rate varies from the Singapore statutory rate of 17% as a result of recognition of earnings in different jurisdictions (we generate most of our revenues and profits from operations outside of Singapore), operating loss carryforwards, income tax credits, release of previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effects of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, the Netherlands and Israel. The effective tax rate for the three-month and six-month periods ended September 27, 2024 was higher than the effective tax rate for the three and six-month periods ended September 29, 2023 primarily due to the tax accrual required for our U.S. tax group after the U.S. tax group valuation allowance release in the fiscal year ended March 31, 2024, the recognition of a withholding tax accrual on the undistributed earnings of our Chinese subsidiaries due to the decision in the fiscal year ended March 31, 2024 to not indefinitely reinvest our China earnings in China, and unfavorable foreign exchange impacts.
The OECD Pillar Two Global Anti-Base Erosion (“GloBE”) model rules, issued under the OECD Inclusive Framework on Base Erosion and Profit Shifting, introduce a global minimum tax of 15% applicable to multinational enterprise groups with consolidated financial statement revenue in excess of €750 million. Numerous foreign jurisdictions have already enacted tax legislation based on the GloBE rules, with some effective as early as January 1, 2024. As of September 27, 2024, we recognized a nominal income tax expense for Pillar Two GloBE minimum tax. The Company is continuously monitoring the evolving application of this legislation and assessing its potential impact on our future tax liability.
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
Net income from continuing operations
Net income from continuing operations was $214 million during the three-month period ended September 27, 2024, compared to $201 million during the three-month period ended September 29, 2023; net income from continuing operations was $353 million during the six-month period ended September 27, 2024 compared to $348 million during the six-month period ended September 29, 2023, driven by the factors discussed above.
Net income from discontinued operations
Net income from discontinued operations was zero during the three-month period ended September 27, 2024, compared to $205 million during the three-month period ended September 29, 2023; net income from discontinued operations was zero during the six-month period ended September 27, 2024 compared to $269 million during the six-month period ended September 29, 2023, as Nextracker was spun off during the fourth quarter of fiscal year 2024.
Net income attributable to noncontrolling interest

Net income attributable to noncontrolling interest was zero during the three-month period ended September 27, 2024, compared to $178 million during the three-month period ended September 29, 2023; net income attribute to noncontrolling interest was zero during the six-month period ended September 27, 2024 compared to $203 million during the six-month period ended September 29, 2023, as Nextracker was spun off during the fourth quarter of fiscal year 2024.
LIQUIDITY AND CAPITAL RESOURCES
We continuously evaluate our ability to meet our obligations over the next 12 months and beyond and proactively reset our capital structure to improve maturities and liquidity. We expect that our current financial condition, including our liquidity sources are adequate to fund current and future commitments. As of September 27, 2024, we had cash and cash equivalents of approximately $2.6 billion and bank and other borrowings of approximately $3.7 billion. We have a $2.5 billion revolving credit facility that is due to mature in July 2027, under which we had no borrowings outstanding as of September 27, 2024. We also issued $500 million of 5.250% Notes due January 2032 (the "2032 Senior Notes") in the second quarter of fiscal year 2025. As of September 27, 2024, we were in compliance with the covenants under all of our credit facilities and indentures; we also expect to remain in compliance with the covenants in the upcoming 12 months for our credit facilities and indentures.
During the six-month period ended September 27, 2024, we repurchased approximately $53 million of our 4.750% Notes due June 2025 under our 10b5-1 bond buyback program, resulting in an immaterial gain on our condensed consolidated statement of operations.
Cash provided by operating activities was $0.7 billion during the six-month period ended September 27, 2024, primarily driven by $0.4 billion of net income for the period plus $0.3 billion of non-cash charges such as depreciation, amortization, and stock-based compensation.
We believe net working capital is a key metric that measures our liquidity. Net working capital is calculated as current assets less current liabilities. Net working capital decreased approximately $0.5 billion to $4.0 billion as of September 27, 2024, from $4.5 billion as of March 31, 2024. The decrease was primarily the result of the effect of an increase in current portion of long-term debt of $0.5 billion.
Cash used in investing activities was $0.2 billion during the six-month period ended September 27, 2024. This was primarily driven by $0.2 billion of net capital expenditures for property and equipment to continue expanding capabilities and capacity in support of primarily our Automotive, CEC, and Industrial businesses.
We believe adjusted free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our adjusted free cash flow is defined as cash from operations, less net purchases of property and equipment allowing us to present adjusted cash flows on a consistent basis for investors. Our adjusted free cash flow for the six-month periods ended September 27, 2024 and September 29, 2023 was an inflow of $0.5 billion and $0.1 billion, respectively. Adjusted free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Adjusted free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Adjusted free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Six-Month Periods Ended
	September 27, 2024	September 29, 2023
	(In millions)
Net cash provided by operating activities	$659	$363
Purchases of property and equipment	(214)	(319)
Proceeds from the disposition of property and equipment	6	19
Adjusted free cash flow	$451	$63
Cash used by financing activities was $0.3 billion during the six-month period ended September 27, 2024, which was primarily driven by $0.8 billion of cash paid for the repurchase of our ordinary shares offset by $0.5 billion of proceeds from the issuance of the 2032 Senior Notes.
Our cash balances are generated and held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months and beyond. As of September 27, 2024 and March 31, 2024, approximately 70% and 55%, respectively, of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $0.7 billion as of March 31, 2024). Repatriation could result in an additional income tax payment; however, for the majority of our foreign entities, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.
Future liquidity needs will depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, and the levels of shipments and changes in the volumes of customer orders.
We maintain a commercial paper program which provides short-term financing under which there were no borrowings outstanding as of September 27, 2024.
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
Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $1.7 billion in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 8, 2024. During the six-month period ended September 27, 2024, we paid $757 million to repurchase shares under the current and prior repurchase plans at an average price of $30.19 per share. As of September 27, 2024, shares in the aggregate amount of $1.5 billion were available to be repurchased under the current plan.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2024.
In August 2024, we issued the 2032 Senior Notes, and other than such issuance, there were no material changes in our contractual obligations and commitments as of September 27, 2024.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the six-month period ended September 27, 2024 as compared to the fiscal year ended March 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Interim Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 27, 2024. Based on that evaluation, the Company's Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 27, 2024, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our quarter ended September 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our ordinary shares made by us for the period from June 29, 2024 through September 27, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 29, 2024 - August 2, 2024 (2)	3,946,815	$30.40	3,946,815	$435,822,159
August 3, 2024 - August 30, 2024 (2) (3)	3,063,715	$31.01	3,063,715	$1,620,000,326
August 31, 2024 - September 27, 2024 (3)	2,768,567	$30.70	2,768,567	$1,535,000,625
Total	9,779,097		9,779,097
(1)During the period from June 29, 2024 through September 27, 2024, all purchases were made pursuant to the programs discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.
(2)On August 2, 2023, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $2.0 billion. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of June 28, 2024, we had shares in the aggregate amount of $556 million available to be repurchased under this plan, of which 4.5 million shares in the aggregate amount of $135 million were repurchased as of August 8, 2024 (after which authorization under this plan terminated).
(3)On August 8, 2024, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $1.7 billion. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of September 27, 2024, shares in the aggregate amount of $1.5 billion were available to be repurchased under the current plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
During the fiscal quarter ended September 27, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

4.1	Indenture, dated as of June 6, 2019, by and between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee	8-K	000-23354	June 6, 2019	4.1
4.2	Sixth Supplemental Indenture, dated as of August 21, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as trustee	8-K	000-23354	August 21, 2024	4.2
4.3	Form of 5.250% Global Note due 2032 (included in Exhibit 4.2)	8-K	000-23354	August 21, 2024	4.3
10.01	Form of Restricted Share Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan for service-based vesting awards (FY25 2-year prorated)					X
10.02	Form of Restricted Share Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan for service-based vesting awards (FY25 supplemental equity)					X
10.03	Form of Restricted Share Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan for performance-based vesting awards (FY25 supplemental equity)					X
15.01	Letter in lieu of consent of Deloitte & Touche LLP					X
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
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

FLEX LTD.
(Registrant)

/s/ REVATHI ADVAITHI
Revathi Advaithi
Chief Executive Officer
(Principal Executive Officer)

Date:	October 31, 2024
/s/ JAIME MARTINEZ
Jaime Martinez
Interim Chief Financial Officer
(Principal Financial Officer)

Date:	October 31, 2024