Form 10-Q
period 2024-12-31
FLEX LTD.
filed 2025-01-31
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024

or

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

The number of shares of the registrant’s ordinary shares outstanding as of January 24, 2025 was 383,103,055.

FLEX LTD.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Report of Independent Registered Public Accounting Firm	3
	Condensed Consolidated Balance Sheets (unaudited) — December 31, 2024 and March 31, 2024	4
	Condensed Consolidated Statements of Operations (unaudited) — Three-Month and Nine-Month Periods Ended December 31, 2024 and December 31, 2023	5
	Condensed Consolidated Statements of Comprehensive Income (unaudited) — Three-Month and Nine-Month Periods Ended December 31, 2024 and December 31, 2023	6
	Condensed Consolidated Statements of Noncontrolling Interest and Shareholders' Equity (unaudited) — Three-Month and Nine-Month Periods Ended December 31, 2024 and December 31, 2023	7
	Condensed Consolidated Statements of Cash Flows (unaudited) — Nine-Month Periods Ended December 31, 2024 and December 31, 2023	9
	Notes to Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	40
Signatures		41

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flex Ltd., Singapore

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Flex Ltd. and its subsidiaries (the “Company”) as of December 31, 2024, the related condensed consolidated statements of operations, comprehensive income, noncontrolling interest and shareholders’ equity for the three-month and nine-month periods ended December 31, 2024 and December 31, 2023, the condensed consolidated statement of cash flows for the nine-month periods ended December 31, 2024 and December 31, 2023, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
January 31, 2025

FLEX LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2024	As of March 31, 2024
	(In millions, except share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,313	$2,474
Accounts receivable, net of allowance of $9 and $12, respectively	3,382	3,033
Contract assets	633	249
Inventories	5,270	6,205
Other current assets	1,158	1,031
Total current assets	12,756	12,992
Property and equipment, net	2,241	2,269
Operating lease right-of-use assets, net	578	601
Goodwill	1,332	1,135
Other intangible assets, net	343	245
Other non-current assets	1,022	1,015
Total assets	$18,272	$18,257

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$532	$—
Accounts payable	5,033	4,468
Accrued payroll and benefits	511	488
Deferred revenue and customer working capital advances	1,942	2,615
Other current liabilities	1,019	968
Total current liabilities	9,037	8,539
Long-term debt, net of current portion	3,147	3,261
Operating lease liabilities, non-current	475	490
Other non-current liabilities	621	642
Total liabilities	13,280	12,932
Shareholders’ equity
Ordinary shares, no par value; 1,500,000,000 authorized, 384,327,094 and 408,101,772 issued and outstanding, respectively	4,209	5,074
Accumulated earnings	1,062	446
Accumulated other comprehensive loss	(279)	(195)
Total shareholders’ equity	4,992	5,325
Total liabilities and shareholders' equity	$18,272	$18,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	(In millions, except per share amounts) (Unaudited)
Net sales	$6,556	$6,421	$19,415	$20,246
Cost of sales	5,952	5,927	17,777	18,737
Restructuring charges	10	61	42	81
Gross profit	594	433	1,596	1,428
Selling, general and administrative expenses	241	205	670	661
Restructuring charges	2	13	13	19
Intangible amortization	17	17	49	54
Operating income	334	198	864	694
Interest expense	57	50	166	155
Interest income	16	13	48	44
Other charges (income), net	5	9	2	34
Income from continuing operations before income taxes	288	152	744	549
Provision for (benefit from) income taxes	25	23	128	72
Net income from continuing operations	263	129	616	477
Net income from discontinued operations, net of tax	—	104	—	373
Net income	263	233	616	850
Net income attributable to noncontrolling interest	—	36	—	239
Net income attributable to Flex Ltd.	$263	$197	$616	$611

Basic earnings per share from continuing operations	$0.68	$0.30	$1.56	$1.08
Basic earnings per share from discontinued operations	—	0.16	—	0.31
Basic earnings per share attributable to the shareholders of Flex Ltd.	$0.68	$0.46	$1.56	$1.39

Diluted earnings per share from continuing operations	$0.67	$0.30	$1.54	$1.07
Diluted earnings per share from discontinued operations	—	0.15	—	0.30
Diluted earnings per share attributable to the shareholders of Flex Ltd.	$0.67	$0.45	$1.54	$1.37

Weighted-average shares used in computing per share amounts:
Basic	387	431	394	440
Diluted	394	436	401	446

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	(In millions) (Unaudited)
Net income	$263	$233	$616	$850
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(85)	59	(46)	12
Unrealized gain (loss) on derivative instruments and other	(21)	39	(38)	40
Comprehensive income	$157	$331	$532	$902
Comprehensive income attributable to noncontrolling interest	—	36	—	239
Comprehensive income attributable to Flex Ltd.	$157	$295	$532	$663

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY

	Ordinary Shares			Accumulated Other Comprehensive Loss					Total
Three Months Ended December 31, 2024	Shares Outstanding	Amount	Accumulated Earnings (Deficit)	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Gain (Loss)	Total Flex Ltd. Shareholders' Equity	Noncontrolling Interest	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT SEPTEMBER 27, 2024	390	$4,377	$799	$(13)	$(160)	$(173)	$5,003	$—	$5,003
Repurchase of Flex Ltd. ordinary shares at cost	(6)	(201)	—	—	—	—	(201)	—	(201)
Net income	—	—	263	—	—	—	263	—	263
Stock-based compensation	—	33	—	—	—	—	33	—	33
Total other comprehensive income (loss)	—	—	—	(21)	(85)	(106)	(106)	—	(106)
BALANCE AT DECEMBER 31, 2024	384	$4,209	$1,062	$(34)	$(245)	$(279)	$4,992	$—	$4,992

	Ordinary Shares			Accumulated Other Comprehensive Loss					Total
Nine Months Ended December 31, 2024	Shares Outstanding	Amount	Accumulated Earnings (Deficit)	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Gain (Loss)	Total Flex Ltd. Shareholders' Equity	Noncontrolling Interest	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT MARCH 31, 2024	408	$5,074	$446	$4	$(199)	$(195)	$5,325	$—	$5,325
Repurchase of Flex Ltd. ordinary shares at cost	(31)	(958)	—	—	—	—	(958)	—	(958)
Issuance of Flex Ltd. vested shares under restricted share unit awards	7	—	—	—	—	—	—	—	—
Net income	—	—	616	—	—	—	616	—	616
Stock-based compensation	—	93	—	—	—	—	93	—	93
Total other comprehensive income (loss)	—	—	—	(38)	(46)	(84)	(84)	—	(84)
BALANCE AT DECEMBER 31, 2024	384	$4,209	$1,062	$(34)	$(245)	$(279)	$4,992	$—	$4,992

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY (CONTINUED)

	Ordinary Shares			Accumulated Other Comprehensive Loss					Total
Three Months Ended December 31, 2023	Shares Outstanding	Amount	Accumulated Earnings (Deficit)	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Gain (Loss)	Total Flex Ltd. Shareholders' Equity	Noncontrolling Interest	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT SEPTEMBER 29, 2023	438	$6,292	$(146)	$(13)	$(227)	$(240)	$5,906	$450	$6,356
Repurchase of Flex Ltd. ordinary shares at cost	(11)	(275)	—	—	—	—	(275)	—	(275)
Nextracker tax distribution	—	—	—	—	—	—	—	(6)	(6)
Net income	—	—	197	—	—	—	197	36	233
Stock-based compensation	—	39	—	—	—	—	39	—	39
Total other comprehensive income (loss)	—	—	—	39	59	98	98	—	98
BALANCE AT DECEMBER 31, 2023	427	$6,056	$51	$26	$(168)	$(142)	$5,965	$480	$6,445

	Ordinary Shares			Accumulated Other Comprehensive Loss					Total
Nine Months Ended December 31, 2023	Shares Outstanding	Amount	Accumulated Earnings (Deficit)	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Gain (Loss)	Total Flex Ltd. Shareholders' Equity	Noncontrolling Interest	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT MARCH 31, 2023	450	$6,105	$(560)	$(14)	$(180)	$(194)	$5,351	$355	$5,706
Repurchase of Flex Ltd. ordinary shares at cost	(31)	(781)	—	—	—	—	(781)	—	(781)
Issuance of Flex Ltd. vested shares under restricted share unit awards	8	—	—	—	—	—	—	—	—
Nextracker follow on sales and related transactions	—	607	—	—	—	—	607	(114)	493
Net income	—	—	611	—	—	—	611	239	850
Stock-based compensation	—	125	—	—	—	—	125	—	125
Total other comprehensive income (loss)	—	—	—	40	12	52	52	—	52
BALANCE AT DECEMBER 31, 2023	427	$6,056	$51	$26	$(168)	$(142)	$5,965	$480	$6,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Periods Ended
	December 31, 2024	December 31, 2023
	(In millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$616	$850
Depreciation, amortization and other impairment charges	401	390
Changes in working capital and other, net	55	(593)
Net cash provided by operating activities	1,072	647
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(326)	(449)
Proceeds from the disposition of property and equipment	11	21
Acquisition of businesses, net of cash acquired	(347)	—
Other investing activities, net	21	14
Net cash used in investing activities	(641)	(414)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	499	2
Payments of bank borrowings, long-term debt and other financing liabilities	(58)	(398)
Payments for repurchases of ordinary shares	(958)	(781)
Proceeds from issuances of Nextracker shares	—	552
Payment for purchase of Nextracker LLC units from TPG	—	(57)
Other, net	(7)	(86)
Net cash used in financing activities	(524)	(768)
Effect of exchange rates on cash and cash equivalents	(48)	5
Net change in cash and cash equivalents and restricted cash equivalents	(141)	(530)
Cash, cash equivalents, and restricted cash equivalents, beginning of period	2,474	3,294
Cash, cash equivalents, and restricted cash equivalents, end of period	$2,333	$2,764

Reconciliation of cash, cash equivalents, and restricted cash equivalents
Cash and cash equivalents	$2,313	$2,764
Restricted cash equivalents included in other current assets*	20	—
Total cash, cash equivalents, and restricted cash equivalents	$2,333	$2,764

Non-cash investing activities:
Unpaid purchases of property and equipment	$120	$89
Right-of-use assets obtained in exchange for operating lease liabilities	80	98

*$20 million of restricted cash is held for sale pending disposition of a European site. Refer to Note 13 for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION
Organization of the Company
Flex Ltd. ("Flex" or the "Company") is the advanced, end-to-end manufacturing partner of choice that helps market-leading brands design, build, deliver and manage innovative products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, Flex supports our customers' entire product lifecycle with a broad array of services in every major region. The Company's full suite of specialized capabilities includes design and engineering, supply chain, manufacturing, post-production and post-sale services. Flex partners with customers across a diverse set of industries including cloud, communications, enterprise, automotive, industrial, consumer devices, lifestyle and healthcare. As of December 31, 2024, Flex's two operating and reportable segments were as follows:
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
The Company's service offerings include a comprehensive range of value-added design and engineering services that are tailored to the various markets and needs of its customers. Other focused service offerings relate to manufacturing (including enclosures, metals, plastic injection molding, precision plastics, machining, and mechanicals), system integration and assembly and test services, materials procurement, inventory management, logistics and after-sales services (including product repair, warranty services, re-manufacturing and maintenance), supply chain management software solutions and component product offerings (including flexible printed circuit boards, power adapters and chargers).
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2024 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and nine-month periods ended December 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025.
The third quarters for fiscal years 2025 and 2024 ended on December 31 of each year and are comprised of 95 and 93 days, respectively. The Company's first three quarters for fiscal years 2025 and 2024 are both comprised of 275 days.
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
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03 "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", which requires public entities to disclose specified information about certain costs and expenses. The guidance is effective for the Company beginning in the fourth quarter of fiscal year 2028 and will be applied retrospectively to all prior periods presented on its consolidated financial statements. We are currently evaluating the guidance to determine the impact on the Company's disclosures.
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
In November 2023, the FASB issued ASU 2023-07 "Segment Reporting - Improvements to Reportable Segment Disclosures", which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The guidance is effective for the Company beginning in the fourth quarter of fiscal year 2025, with early adoption permitted. The Company has assessed the impact of ASU 2023-07 on its consolidated financial statements and intends to adopt the guidance retrospectively with the updated segment disclosures in the fourth quarter of fiscal year 2025.
2.  BALANCE SHEET ITEMS
Inventories
The components of inventories, net of applicable lower of cost and net realizable value write-downs, were as follows:

	As of December 31, 2024	As of March 31, 2024
	(In millions)
Raw materials	$4,332	$5,045
Work-in-progress	465	623
Finished goods	473	537
	$5,270	$6,205
Goodwill and Other Intangible Assets
The Company completed the acquisitions of Crown Technical Systems (“Crown”) and JETCOOL Technologies Inc. (“JetCool”) in the Industrial and CEC reporting units, respectively. Crown’s goodwill is deductible for tax purposes, while JetCool’s is non-deductible. Refer to Note 13 for further details.

The following table summarizes the activity in the Company's goodwill during the nine-month period ended December 31, 2024:

	FAS	FRS	Total
	(In millions)
Balance at March 31, 2024	$371	$764	$1,135
Acquisitions (1)	38	170	208
Foreign currency translation adjustments	(1)	(10)	(11)
Balance at December 31, 2024	$408	$924	$1,332
(1) Represents goodwill of $170 million from the Crown acquisition, $30 million from the JetCool acquisition and $8 million from an acquisition completed in the first quarter of fiscal year 2025.
The components of acquired intangible assets are as follows:

	As of December 31, 2024			As of March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets:
Customer-related intangibles	$405	$(173)	$232	$316	$(186)	$130
Licenses and other intangibles	313	(202)	111	298	(183)	115
Total	$718	$(375)	$343	$614	$(369)	$245
The gross carrying amounts of intangible assets are removed when fully amortized. During the nine-month period ended December 31, 2024, the total value of intangible assets increased by $147 million as a result of the Company's estimated value of intangible assets from the acquisitions. Refer to Note 13 for further details.
The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2025 (1)	$24
2026	72
2027	61
2028	45
2029	42
Thereafter	99
Total amortization expense	$343
____________________________________________________________
(1)Represents estimated amortization for the remaining fiscal three-month period ending March 31, 2025.
Customer Working Capital Advances
Customer working capital advances were $1.6 billion and $2.2 billion as of December 31, 2024 and March 31, 2024, respectively. The customer working capital advances are not interest-bearing, do not generally have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production or the customer working capital advance agreement is terminated.
Other Non-Current Assets
Other non-current assets include deferred tax assets of $662 million and $644 million as of December 31, 2024 and March 31, 2024, respectively.

Other Current Liabilities
Other current liabilities include customer-related accruals of $226 million and $277 million as of December 31, 2024 and March 31, 2024, respectively.
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
Obligations under these programs are classified within accounts payable on the condensed consolidated balance sheets, with the associated payments reflected in the operating activities section of the condensed consolidated statement of cash flows. The Company's outstanding obligations confirmed as valid under its supplier finance programs as of December 31, 2024 and March 31, 2024 were $127 million and $123 million, respectively.
3.  REVENUE
Contract Balances
A contract asset is recognized when the Company has recognized revenue, but not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheets and transferred to receivables when rights to payment become unconditional and invoiced.
A contract liability is recognized when the Company receives payments in advance of the satisfaction of performance. Contract liabilities, identified as deferred revenue, were $355 million and $490 million as of December 31, 2024 and March 31, 2024, respectively, of which $314 million and $449 million, respectively, is included in deferred revenue and customer working capital advances under current liabilities.
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated based on timing of transfer, point in time or over time, for the three and nine-month periods ended December 31, 2024 and December 31, 2023, respectively.

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Timing of Transfer	(In millions)
FAS
Point in time	$2,849	$3,151	$8,646	$9,867
Over time	750	314	1,924	817
Total	3,599	3,465	10,570	10,684
FRS
Point in time	1,960	2,793	6,830	9,070
Over time	997	163	2,015	492
Total	2,957	2,956	8,845	9,562
Flex
Point in time	4,809	5,944	15,476	18,937
Over time	1,747	477	3,939	1,309
Total	$6,556	$6,421	$19,415	$20,246

4.  STOCK-BASED COMPENSATION
Flex historically maintains stock-based compensation plans at a corporate level. The Company grants equity compensation awards under its 2017 Equity Incentive Plan (the "2017 Plan").
Stock-Based Compensation Expense
The following table summarizes the Company’s share-based compensation expense for the 2017 Plan:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	(In millions)
Cost of sales	$9	$7	$25	$21
Selling, general and administrative expenses	24	19	68	65
Total share-based compensation expense	$33	$26	$93	$86
The 2017 Plan
During the nine-month period ended December 31, 2024, the Company granted approximately 4.6 million restricted share unit ("RSU") awards. Of this amount, approximately 2.9 million are plain-vanilla unvested RSU awards that vest over a period of three years, with no performance or market conditions, and with an average grant date price of $31.88 per award. In addition, approximately 0.7 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain performance conditions, and with an average grant date price of $31.04 per award. These performance-based RSUs include awards tied to the Company's adjusted earnings per share growth and awards tied to operating profit goals. The number of shares that will ultimately vest will range from zero up to a maximum of approximately 1.2 million based on the level of achievement of these performance conditions. The awards will cliff vest after a period of one to three years, depending on the specific performance metrics, to the extent such performance conditions have been met. Further, approximately 0.3 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions. The average grant date fair value of these awards contingent on certain market conditions was estimated to be $42.36 per award and was calculated using a Monte Carlo simulation. The number of shares contingent on market conditions that ultimately will vest will range from zero up to a maximum of approximately 0.6 million based on a measurement of the percentile rank of the Company’s total shareholder return over certain specified periods against the Company's peer companies, and will cliff vest after a period of three years, to the extent such market conditions have been met. Finally, the remaining balance of approximately 0.7 million represents the number of shares issued upon the vesting of RSU awards above target levels based on the achievement of certain market and performance conditions for awards granted in fiscal year 2022. These awards were issued and immediately vested in accordance with the terms and conditions of the underlying awards.
As of December 31, 2024, approximately 12.3 million unvested RSU awards under the 2017 Plan were outstanding, of which vesting for a targeted amount of approximately 1.2 million shares is contingent on meeting certain market conditions, and vesting for a targeted amount of approximately 1.6 million shares is contingent on meeting certain performance conditions. The number of shares tied to market conditions that will ultimately be issued can range from zero to approximately 2.4 million based on the achievement levels. The number of shares tied to performance conditions that will ultimately be issued can range from zero to approximately 3.0 million based on the achievement levels. During the nine-month period ended December 31, 2024, approximately 1.6 million shares vested in connection with the awards with market and performance conditions granted in fiscal year 2022.
As of December 31, 2024, total unrecognized compensation expense related to unvested RSU awards under the 2017 Plan was approximately $189 million, and will be recognized over a weighted-average remaining vesting period of 2.0 years.
5.  EARNINGS PER SHARE
The following table reflects basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share attributable to the shareholders of Flex:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	(In millions, except per share amounts)
Numerator:
Net income from continuing operations	$263	$129	$616	$477
Net income from discontinued operations, net of tax	—	104	—	373
Less: Net income attributable to noncontrolling interest	—	36	—	239
Net income from discontinued operations attributable to Flex Ltd.	—	68	—	134
Total net income attributable to Flex Ltd.	$263	$197	$616	$611

Denominator:
Weighted-average ordinary shares outstanding - basic	387	431	394	440
Weighted-average ordinary share equivalents from RSU awards (1)	7	5	7	6
Weighted-average ordinary shares and ordinary share equivalents outstanding - diluted	394	436	401	446

Earnings per share - basic
Continuing operations	$0.68	$0.30	$1.56	$1.08
Discontinued operations, net of tax	—	0.16	—	0.31
Total attributable to the shareholders of Flex Ltd.	$0.68	$0.46	$1.56	$1.39

Earnings per share - diluted
Continuing operations	$0.67	$0.30	$1.54	$1.07
Discontinued operations, net of tax	—	0.15	—	0.30
Total attributable to the shareholders of Flex Ltd.	$0.67	$0.45	$1.54	$1.37
____________________________________________________________
(1)An immaterial amount of RSU awards for both the three and nine-month periods ended December 31, 2024 and December 31, 2023, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

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
The key components of net income from discontinued operations for the three and nine-month periods ended December 31, 2023 were as follows:

	Three-month period ended	Nine-month period ended
	December 31, 2023	December 31, 2023
	(In millions)
Net sales (1)	$682	$1,664
Cost of sales (1)	473	1,198
Gross Profit	209	466
Selling, general and administrative expenses	59	145
Operating income	150	321
Interest and other, net	(5)	(1)
Income before income taxes	155	322
Provision for/ (Benefit from) income taxes	51	(51)
Net income from discontinued operations	104	373
Net income from discontinued operations attributable to noncontrolling interest (2)	36	239
Net income from discontinued operations attributable to Flex Ltd.	$68	$134
(1)    Both net sales and cost of sales from discontinued operations includes the effect of intercompany transactions that were eliminated from Flex's condensed consolidated statements of operations of approximately $29 million and $99 million for the three and nine-month periods ended December 31, 2023, respectively.
(2)    Net income from discontinued operations attributable to noncontrolling interest represented a share of pre-tax income of $76 million and $145 million and of income tax expense of $40 million and $46 million for the three and nine-month periods ended December 31, 2023. As such, pre-tax income attributable to Flex Ltd. from discontinued operations was $79 million and $177 million for the same periods. In addition, during the nine-month period ended December 31, 2023, a $140 million deferred tax asset was recorded, with an offsetting entry to income tax benefit fully attributable to noncontrolling interest in connection with Nextracker's follow-on public offering.
Details of cash flows from discontinued operations for the nine-month period ended December 31, 2023 were as follows:

Nine-month period ended
December 31, 2023
(In millions)
Net cash provided by discontinued operations operating activities (1)	$317
Net cash used in discontinued operations investing activities	(4)
(1)    Cash flows from discontinued operations operating activities includes an inflow from intercompany transactions that were eliminated from Flex's consolidated operations of $54 million for the nine-month period ended December 31, 2023.

7.  BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt as of December 31, 2024 and March 31, 2024 are as follows:

	Maturity Date	As of December 31, 2024	As of March 31, 2024
		(In millions)
4.750% Notes (1)	June 2025	$532	$584
3.750% Notes (1)	February 2026	679	682
6.000% Notes (1)	January 2028	398	397
4.875% Notes (1)	June 2029	656	657
4.875% Notes (1)	May 2030	677	681
5.250% Notes (1) (2)	January 2032	499	—
3.600% HUF Bonds (3)	December 2031	254	274
Other		—	1
Debt issuance costs		(16)	(15)
		3,679	3,261
Current portion, net of debt issuance costs		(532)	—
Non-current portion		$3,147	$3,261
(1)The notes are carried at the principal amount of each note, less any unamortized discount or premium and unamortized debt issuance costs. The notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.
(2)In August 2024, the Company issued $500 million of 5.250% Notes due 2032. The Company received proceeds of approximately $496 million, net of discount and certain issuance costs.
(3)The bonds mature in December 2031 with annual payments equal to 10% of the original principal amount thereof on each of the seventh, eighth, and ninth anniversaries of the bonds, with the remaining 70% due upon maturity.
The weighted-average interest rate for the Company's long-term debt was 4.6% and 4.5% as of December 31, 2024 and March 31, 2024, respectively.
Scheduled repayments of the Company's bank borrowings and long-term debt as of December 31, 2024 are as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2025 (1)	$—
2026	1,211
2027	—
2028	398
2029	25
Thereafter	2,061
Total	$3,695
(1)Represents estimated repayments for the remaining fiscal three-month period ending March 31, 2025.
8.  INTEREST EXPENSE AND INTEREST INCOME
Interest expense and interest income for the three and nine-month periods ended December 31, 2024 and December 31, 2023 are composed of the following:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	(In millions)
Interest expenses on debt obligations	$50	$39	$139	$121
AR sale program related expenses	7	11	27	34
Interest income	(16)	(13)	(48)	(44)

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
As of December 31, 2024, the aggregate notional amount of the Company’s outstanding foreign currency derivative contracts was $8.1 billion as summarized below:

	Notional Contract Value in USD
Currency	Buy	Sell
	(In millions)
Cash Flow Hedges		p
HUF	$403	$—
MXN	377	—
Other	573	5
	1,353	5
Other Foreign Currency Contracts
CNY	1,080	875
EUR	775	646
BRL	—	316
MXN	431	350
MYR	309	159
Other	922	882
	3,517	3,228

Total Notional Contract Value in USD	$4,870	$3,233
As of December 31, 2024, the fair value of the Company’s short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of other charges (income), net in the condensed consolidated statements of operations. As of December 31, 2024 and March 31, 2024, the Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. The deferred loss was $21 million as of December 31, 2024, and is expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations over the next twelve-month period, except for the USD HUF cross currency swaps.
The Company entered into USD HUF cross currency swaps in December 2021 to hedge the foreign currency risk on the HUF bonds due December 2031. The fair value of the cross currency swaps was included in other current assets and other non-current liabilities as of December 31, 2024, and March 31, 2024. The changes in fair value of the USD HUF cross currency swaps are recognized in other comprehensive income (loss) and accumulated in accumulated other comprehensive loss. Corresponding amounts are subsequently reclassified out of accumulated other comprehensive loss to other charges (income), net to offset the remeasurement of the underlying HUF bond principal, which also impacts the same line.

The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2024	March 31, 2024	Balance Sheet Location	December 31, 2024	March 31, 2024
	(In millions)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$9	$45	Other current liabilities	$(45)	$(9)
Foreign currency contracts	Other non-current assets	$—	$—	Other liabilities	$(53)	$(33)

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$25	$14	Other current liabilities	$(14)	$(10)
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
10.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	December 31, 2024			December 31, 2023
	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Beginning balance	$(13)	$(160)	$(173)	$(13)	$(227)	$(240)
Other comprehensive gain (loss) before reclassifications	(65)	(85)	(150)	63	58	121
Net (gain) loss reclassified from accumulated other comprehensive loss	44	—	44	(24)	1	(23)
Net current-period other comprehensive gain (loss)	(21)	(85)	(106)	39	59	98
Ending balance	$(34)	$(245)	$(279)	$26	$(168)	$(142)

	Nine-Month Periods Ended
	December 31, 2024			December 31, 2023
	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Beginning balance	$4	$(199)	$(195)	$(14)	$(180)	$(194)
Other comprehensive gain (loss) before reclassifications	(87)	(46)	(133)	126	11	137
Net (gain) loss reclassified from accumulated other comprehensive loss	49	—	49	(86)	1	(85)
Net current-period other comprehensive gain (loss)	(38)	(46)	(84)	40	12	52
Ending balance	$(34)	$(245)	$(279)	$26	$(168)	$(142)
Substantially all unrealized gains and losses relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three and nine-month periods ended December 31, 2024 were reclassified out of accumulated other comprehensive loss to other charges (income), net and cost of sales in the condensed consolidated statement of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges. The tax impacts on the changes in accumulated other comprehensive loss for the three-month periods ended December 31, 2024 and December 31, 2023 were $5 million and $7 million, respectively. The tax impacts on the changes in accumulated other comprehensive loss for the nine-month periods ended December 31, 2024 and December 31, 2023 were $16 million and $2 million, respectively.
11.  TRADE RECEIVABLES SALES PROGRAMS
The Company sells accounts receivables to certain third-party banking institutions under factoring programs. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $0.7 billion and $0.8 billion as of December 31, 2024 and March 31, 2024, respectively. For the nine-month periods ended December 31, 2024 and December 31, 2023, total accounts receivable sold to certain third-party banking institutions was approximately $3.0 billion and $2.6 billion, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received was included as cash provided by operating activities in the condensed consolidated statements of cash flows.
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
Level 1 - Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. There were no balances classified as level 1 in the fair value hierarchy as of December 31, 2024 and March 31, 2024.
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
The Company has accrued for contingent consideration related to its acquisition of JetCool, classified as a level 3 measurement in the fair value hierarchy due to significant unobservable inputs. Fair value is determined using internal cash flow models that incorporate unobservable inputs, including the probability of achieving performance milestones. As of December 31, 2024 and March 31, 2024, the balances of contingent consideration were $5 million and zero, respectively.
The significant inputs include the Company's probability assessments of expected future revenue during the earn-out periods, associated volatility, and a discount rate reflecting uncertainties in the obligation consistent with the terms of the purchase agreement. Significant decreases in expected revenue, or increases in the discount rate or volatility, would reduce fair value estimates. The interrelationship between these inputs is not considered significant.
During the three-month periods ended December 31, 2024, and December 31, 2023, there were no other additions to the accrual, payments, fair value adjustments, or unrealized gains or losses included in earnings.
There were no transfers between levels in the fair value hierarchy during the nine-month periods ended December 31, 2024 and December 31, 2023.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and March 31, 2024:

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$1,329	$—	$1,329
Foreign currency contracts (Note 9)	—	34	—	34
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	43	—	43
Liabilities:
Foreign currency contracts (Note 9)	$—	$(112)	$—	$(112)
Contingent consideration in connection with business acquisitions	—	—	(5)	(5)

	Fair Value Measurements as of March 31, 2024
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$759	$—	$759
Foreign currency contracts (Note 9)	—	59	—	59
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	41	—	41
Liabilities:				0
Foreign currency contracts (Note 9)	$—	$(52)	$—	$(52)

Other financial instruments
The following table presents the Company’s major debts not carried at fair value:

	As of December 31, 2024		As of March 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In millions)
4.750% Notes due June 2025	$532	$532	$584	$578	Level 1
3.750% Notes due February 2026	679	670	682	662	Level 1
6.000% Notes due January 2028	398	406	397	404	Level 1
4.875% Notes due June 2029	656	644	657	643	Level 1
4.875% Notes due May 2030	677	662	681	662	Level 1
5.250% Notes due January 2032	499	494	—	—	Level 1
3.600% HUF Bonds due December 2031	254	203	274	219	Level 2
The Notes due June 2025, February 2026, January 2028, June 2029, May 2030 and January 2032 are valued based on broker trading prices in active markets. HUF Bonds are valued based on the broker trading prices in an inactive market.
13. BUSINESS ACQUISITIONS AND DIVESTITURE
The Company completed two acquisitions in the third quarter of fiscal year 2025, accounted for as business combinations. The results of the acquired businesses are included in the Company’s condensed consolidated financial statements from their respective acquisition dates. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill. Pro-forma results of operations have not been presented because the effects were not material to the Company’s condensed consolidated financial results for all periods presented. The Company is in the process of evaluating the fair value of the assets and liabilities related to these acquisitions. Additional information, which existed as of the acquisition date, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the date of acquisitions. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill during the respective measurement periods.
Acquisition of Crown
On November 19, 2024, the Company completed the business acquisition of 100% ownership of Crown, a U.S. leader in critical power solutions for a total estimated purchase consideration of $317 million, including cash of $313 million and a $4 million estimate of customary closing adjustments. The acquisition adds complementary capabilities to our existing portfolio in the United States, primarily strengthening our industrial power solutions. Crown is included in the Industrial reporting unit within the FRS segment. The following represents the Company's initial allocation of the total purchase price to the acquired assets and liabilities of Crown (in millions):

Current Assets:
Cash	$5
Accounts receivable	23
Inventory	10
Other current assets	2
Total current assets	40
Property and equipment	1
Operating lease right-of-use assets	7
Intangible assets	127
Goodwill	170
Total assets	$345

Current liabilities:
Accounts payable	$4
Accrued liabilities & other current liabilities	18
Total current liabilities	22
Operating lease liabilities, non-current	6
Total aggregate purchase price	$317
The intangible assets of $127 million is comprised of customer related intangible assets of $83 million and licenses and other intangible assets such as trade names and patented technology of $44 million. Customer related assets will be amortized over a weighted-average estimated useful life of 12.6 years while licensed and other intangibles will be amortized over a weighted-average estimated useful life of 10.0 years.
Acquisition of JetCool
On November 14, 2024, the Company acquired 100% ownership of JetCool, a provider of liquid cooling solutions tailored for the data center market, for approximately $42 million in cash, a deemed settled pre-existing loan from Flex of approximately $5 million, and $5 million of contingent consideration for a total estimated purchase price of $52 million. Assets acquired totaled $59 million (including approximately $21 million in intangibles and $30 million in goodwill), with $7 million in liabilities assumed in addition to an approximately $5 million estimated liability for contingent consideration. The intangible asset relates to developed technology and will be amortized over a weighted-average estimated useful life of 6.5 years. JetCool is included in the Communications, Enterprise and Cloud reporting unit within the FAS segment.
Divestiture
As of December 31, 2024, the Company has classified the assets and liabilities of one of its European sites as held for sale, following the execution of an agreement to sell the site during the third quarter of fiscal year 2025. The held for sale balances are reported in other current assets, other non-current assets, other current liabilities and other non-current liabilities on the condensed consolidated balance sheet. A loss of $5 million was recorded in other charges (income), net upon classification as held for sale, in order to reflect the carrying value of the disposed group at the level of expected proceeds. The held for sale balances and expected proceeds are not material to Flex. The transaction is anticipated to close within twelve months.

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
One of the Company's Brazilian subsidiaries received six assessments for certain sales and import taxes. Four of the assessments have been successfully definitively defeated. Two remain, where the Company was unsuccessful at the administrative level and filed annulment actions in federal court in Brasilia, Brazil. The first annulment action was filed on March 23, 2020; the updated value of that assessment inclusive of interest and penalties is 37 million Brazilian reals (approximately USD $6 million). The second annulment action was filed on September 19, 2023; the updated value of that assessment inclusive of interest and penalties is 60 million Brazilian reals (approximately USD $10 million). The Company believes that it has meritorious defenses to these assessments and will continue to vigorously oppose them, as well as any future assessments. The Company does not expect final judicial determination on any of these claims in the near future.
A foreign Tax Authority (“Tax Authority”) had assessed a cumulative total of approximately $285 million in taxes owed for multiple Flex legal entities within its jurisdiction for various fiscal years ranging from fiscal year 2010 through fiscal year 2020. The assessed amounts related to the denial of certain deductible intercompany payments and taxability of income earned outside such jurisdiction. In the quarter ended December 31, 2024, approximately $118 million of the approximate $285 million assessment was abated by the Tax Authority, leaving approximately $167 million remaining. The Company disagrees with the Tax Authority’s remaining assessments and is actively contesting the assessments through the administrative and judicial processes.
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
15.  SHARE REPURCHASES
During the three and nine-month periods ended December 31, 2024, the Company repurchased 5.5 million and 30.5 million shares at an aggregate purchase price of $201 million and $958 million, respectively, and retired all of these shares.
Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $1.7 billion in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Annual General Meeting held on August 8, 2024. As of December 31, 2024, shares in the aggregate amount of $1.3 billion were available to be repurchased under the current plan.
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
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include intangible amortization, stock-based compensation, restructuring charges, customer related asset impairment (recoveries), legal and other, interest expense, and other charges (income), net. A portion of depreciation is allocated to the respective segments, together with other general corporate research and development and administrative expenses.
Selected financial information by segment is in the table below.

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	(In millions)
Net sales:
Flex Agility Solutions	$3,599	$3,465	$10,570	$10,684
Flex Reliability Solutions	2,957	2,956	8,845	9,562
	$6,556	$6,421	$19,415	$20,246
Segment income and reconciliation of income from continuing operations before income taxes:
Flex Agility Solutions	$227	$175	$624	$488
Flex Reliability Solutions	198	159	504	495
Corporate and Other	(26)	(20)	(65)	(49)
Total segment income	399	314	1,063	934
Reconciling items:
Intangible amortization	17	17	49	54
Stock-based compensation	33	26	93	86
Restructuring charges	12	73	54	97
Legal and other (1)	5	—	5	3
Customer related asset impairment (recoveries) (2)	(2)	—	(2)	—
Interest expense	57	50	166	155
Interest income	16	13	48	44
Other charges (income), net	5	9	2	34
Income from continuing operations before income taxes	$288	$152	$744	$549
(1)Legal and other consists of costs not directly related to core business results and including matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims and other issues on a global basis as well as acquisition related costs and asset impairment. During the first three quarters of fiscal year 2025 and 2024, the Company accrued for a $5 million asset impairment and $3 million in loss contingencies where losses were considered probable and estimable, respectively.
(2)Customer related asset impairments (recoveries) may consist of non-cash impairments of property and equipment to estimated fair value for customers from whom we have disengaged or are in the process of disengaging as well as additional provisions for doubtful accounts receivable for customers that are experiencing financial difficulties and inventory that is considered non-recoverable that is written down to net realizable value. In subsequent periods, the Company may recover a portion of the costs previously incurred related to assets impaired or reduced to net realizable value. During the three and nine-month periods ended December 31, 2024, the Company recognized approximately $2 million of customer related asset recoveries.
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
17.  RESTRUCTURING CHARGES
During the three and nine-month periods ended December 31, 2024, the Company recognized approximately $12 million and $55 million of restructuring charges, respectively, most of which related to employee severance.

The following table summarizes the provisions, respective payments, and remaining accrued balance as of December 31, 2024 for charges incurred during the nine-month period ended December 31, 2024:

	Severance	Long-Lived Asset Impairment	Other Exit Costs	Total
	(In millions)
Balance as of March 31, 2024	$77	$—	$3	$80
Provision for net charges incurred during the nine-month period ended December 31, 2024	54	1	—	55
Cash payments during the nine-month period ended December 31, 2024	(50)	—	—	(50)
Non-cash reductions during the nine-month period ended December 31, 2024 (1)	(28)	(1)	(3)	(32)
Balance as of December 31, 2024	53	—	—	53
Less: Current portion (classified as other current liabilities)	53	—	—	53
Accrued restructuring costs, net of current portion (classified as other liabilities)	$—	$—	$—	$—

(1) The non-cash adjustments predominantly relate to the transfer of liabilities to held for sale. Refer to Note 13 for further details.

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
OVERVIEW
We are the advanced, end-to-end manufacturing partner of choice that helps market-leading brands design, build, deliver and manage innovative products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, we support our customers' entire product lifecycle with a broad array of services in every major region. Our full suite of specialized capabilities includes design and engineering, supply chain, manufacturing, post-production and post-sale services. We partner with customers across a diverse set of industries including cloud, communications, enterprise, automotive, industrial, consumer devices, lifestyle and healthcare. As of December 31, 2024, our two operating and reportable segments were as follows:
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
Update on Component Shortages and Logistical Constraints on our Business
Component shortages experienced in the recent past have largely subsided, however, logistical constraints exist which have increased freight costs. We continue to monitor potential supply chain disruptions, including as a result of emerging and evolving geopolitical conflicts and tensions. Refer to “Risk Factors - Supply chain disruptions, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, have in the past affected, and may in the future affect, our ability to meet customer demand, lead to higher costs, or result in excess or obsolete inventory.” and “- Global economic conditions, including inflationary pressures, currency volatility, slower growth or recession, higher interest rates, geopolitical uncertainty (including arising from the ongoing conflict between Russia and Ukraine and the Israel-Hamas war) and instability in financial markets may adversely affect our business, results of operations, financial condition, and access to capital markets.” as disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.
Russian Invasion of Ukraine and Israel-Hamas War
We continue to monitor and respond to the conflict in Ukraine and the associated sanctions and other restrictions. We also are monitoring and responding to the ongoing conflicts in the Middle East, including the Israel-Hamas war. As of the date of this report, there is no material impact to our business operations and financial performance in Ukraine and Israel. The full impact of the conflicts on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflicts and their impact on regional and global economic conditions. We will continue to monitor the conflicts and assess the related restrictions and other effects and pursue prudent decisions for our team members, customers, and business.

Business Overview
We are one of the world's largest providers of global supply chain solutions, with revenues of $19.4 billion for the nine-month period ended December 31, 2024 and $26.4 billion in the fiscal year ended March 31, 2024. We have established an extensive network of manufacturing facilities in the world's major consumer and enterprise markets (Asia, the Americas, and Europe) to serve the growing outsourcing needs of both multinational and regional customers. We design, build, ship, and service consumer and enterprise products for our customers through a network of approximately 100 facilities in approximately 30 countries across four continents. The following tables set forth the relative percentages and dollar amounts of net sales by region and by country, and net property and equipment by country, based on the location of our manufacturing sites:

	Three-Month Periods Ended				Nine-Month Periods Ended
	December 31, 2024		December 31, 2023		December 31, 2024		December 31, 2023
	(In millions)
Net sales by region:
Americas	$3,195	49%	$3,080	48%	$9,360	48%	$9,254	46%
Asia	1,998	30%	2,006	31%	5,925	31%	6,705	33%
Europe	1,363	21%	1,335	21%	4,130	21%	4,287	21%
	$6,556		$6,421		$19,415		$20,246

Net sales by country:
Mexico	$1,721	26%	$1,727	27%	$5,042	26%	$5,306	26%
China	1,101	17%	1,181	18%	3,278	17%	3,975	20%
U.S.	1,071	16%	922	14%	3,053	16%	2,745	14%
Malaysia	630	10%	500	8%	1,829	9%	1,601	8%
Brazil	386	6%	409	6%	1,198	6%	1,146	6%
Hungary	313	5%	317	5%	984	5%	1,031	5%
Other	1,334	20%	1,365	22%	4,031	21%	4,442	21%
	$6,556		$6,421		$19,415		$20,246

	As of		As of
Property and equipment, net:	December 31, 2024		March 31, 2024
	(In millions)
Mexico	$815	36%	$793	35%
U.S.	318	14%	334	15%
China	293	13%	307	14%
Malaysia	149	7%	142	6%
Hungary	133	6%	124	5%
Brazil	85	4%	88	4%
Other	448	20%	481	21%
	$2,241		$2,269
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

•changes in trade regulations and treaties, trade policies and tariffs, the potential impacts of which, including increased cost of goods sold, decreased margins, increased pricing for customers, and reduced demand, we may be unable to mitigate depending on their scope and duration;

•the impacts on our business due to supply chain issues, including transportation disruptions, increased freight costs, and other constraints;

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

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.8	92.3	91.6	92.5
Restructuring charges	0.1	1.0	0.2	0.4
Gross profit	9.1	6.7	8.2	7.1
Selling, general and administrative expenses	3.7	3.2	3.5	3.3
Restructuring charges	—	0.2	—	0.1
Intangible amortization	0.3	0.2	0.2	0.3
Operating income	5.1	3.1	4.5	3.4
Interest expense	0.9	0.8	0.9	0.8
Interest income	0.2	0.2	0.2	0.2
Other charges (income), net	—	0.1	—	0.1
Income from continuing operations before income taxes	4.4	2.4	3.8	2.7
Provision for (benefit from) income taxes	0.4	0.4	0.6	0.3
Net income from continuing operations	4.0	2.0	3.2	2.4
Net income from discontinued operations, net of tax	—	1.6	—	1.8
Net income	4.0	3.6	3.2	4.2
Net income attributable to noncontrolling interest	—	0.5	—	1.2
Net income attributable to Flex Ltd.	4.0%	3.1%	3.2%	3.0%
Net sales
The following table sets forth our net sales by segment, and their relative percentages (the sum of the individual percentages may not equal 100% due to rounding):

	Three-Month Periods Ended				Nine-Month Periods Ended
	December 31, 2024		December 31, 2023		December 31, 2024		December 31, 2023
	(In millions)
Net sales:
Flex Agility Solutions	$3,599	55%	$3,465	54%	$10,570	54%	$10,684	53%
Flex Reliability Solutions	2,957	45%	2,956	46%	8,845	46%	9,562	47%
	$6,556		$6,421		$19,415		$20,246
Net sales during the three-month period ended December 31, 2024 totaled $6.6 billion, representing an increase of approximately $0.1 billion, or 2% from $6.4 billion during the three-month period ended December 31, 2023. Net sales for our FAS segment increased approximately $0.1 billion or 4% from the three-month period ended December 31, 2023, primarily driven by a mid single-digit percentage increase in our CEC business as a result of higher demand in cloud and a high teen percentage increase in our Consumer Devices business, partially offset by a low single-digit decrease in our Lifestyle business due to softer demand. Net sales for our FRS segment remained relatively flat from the three-month period ended December 31, 2023. This was primarily driven by a mid single-digit percentage decrease in our Automotive business due to lower customer demand, which was offset by low single-digit percentage increases in both our Health Solutions and Industrial businesses, driven by continued strength in medical devices and data center power. Net sales decreased $8 million to $2.0 billion in Asia, increased $28 million to $1.4 billion in Europe, and increased $0.1 billion to $3.2 billion in the Americas.

Net sales during the nine-month period ended December 31, 2024 totaled $19.4 billion, representing a decrease of approximately $0.8 billion, or 4% from $20.2 billion during the nine-month period ended December 31, 2023. Net sales for our FAS segment decreased approximately $0.1 billion, or 1% from the nine-month period ended December 31, 2023, primarily driven by a low single-digit percentage decrease in our CEC business from softer demand in our non-cloud businesses and a mid single-digit percentage decrease in our Lifestyle business due to softer demand, partially offset by an increase in our Consumer Devices business due to higher demand. Net sales for our FRS segment decreased approximately $0.7 billion, or 7% from the nine-month period ended December 31, 2023, primarily driven by a low double digit percentage decrease in our Industrial business, along with low single-digit percentage decreases in both our Automotive and Health Solutions businesses, due to lower customer demand. The factors described above that decreased FAS and FRS revenues were partially offset by the impact of certain customer arrangements transitioning from point in time to over time revenue recognition. This transition also contributed to an increase in contract assets as of December 31, 2024. The impact of certain customers arrangements transitioning to over time revenue increased net sales by less than 2% for the nine-month period ended December 31, 2024. Net sales decreased $0.8 billion to $5.9 billion in Asia, decreased $0.1 billion to $4.1 billion in Europe, and increased $0.1 billion to $9.4 billion in the Americas.
Our ten largest customers during the three and nine-month periods ended December 31, 2024 accounted for approximately 45% and 44% of net sales, respectively. Our ten largest customers during the three and nine-month periods ended December 31, 2023 accounted for approximately 39% and 37% of net sales, respectively. No customer accounted for more than 10% of net sales during the three or nine-month periods ended December 31, 2024 or December 31, 2023.
Cost of sales
Cost of sales is affected by a number of factors, including the number and size of new manufacturing programs, product mix, labor cost fluctuations by region, component costs and availability and capacity utilization.
Cost of sales during the three-month period ended December 31, 2024 totaled $6.0 billion, representing an increase of approximately $25 million, or 0.4% from $5.9 billion during the three-month period ended December 31, 2023. The higher cost of sales for the three-month period ended December 31, 2024 was primarily driven by a $0.1 billion or 2% increase in consolidated sales, partially offset by cost efficiencies and favorable mix. Cost of sales in our FAS segment for the three-month period ended December 31, 2024 increased approximately $70 million, or 2% from the three-month period ended December 31, 2023, due to higher revenues in our CEC and Consumer Devices businesses net of favorable mix and FAS cost efficiencies. Cost of sales in our FRS segment for the three-month period ended December 31, 2024 decreased approximately $44 million, or 2% from the three-month period ended December 31, 2023, on relatively flat revenue due to favorable mix and cost efficiencies.
Cost of sales during the nine-month period ended December 31, 2024 totaled $17.8 billion, representing a decrease of approximately $1.0 billion, or 5% from $18.7 billion during the nine-month period ended December 31, 2023. The lower cost of sales for the nine-month period ended December 31, 2024 was primarily driven by decreased consolidated sales of $0.8 billion or 4% and favorable mix and cost efficiencies. Cost of sales in our FAS segment for the nine-month period ended December 31, 2024 decreased approximately $0.3 billion, or 3% from the nine-month period ended December 31, 2023, which is consistent with a 1% decrease in FAS revenue during the same period combined with favorable mix and cost efficiencies. Cost of sales in our FRS segment for the nine-month period ended December 31, 2024 decreased approximately $0.7 billion, or 8% from the nine-month period ended December 31, 2023, which is consistent with a 7% decrease in FRS revenue during the same period.
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
Gross profit during the three-month period ended December 31, 2024 increased $0.2 billion to $0.6 billion, or 9.1% of net sales, from $0.4 billion, or 6.7% of net sales, during the three-month period ended December 31, 2023. Gross margin improved 240 basis points during the three-month period ended December 31, 2024 primarily due to favorable mix and continued operational execution.

Gross profit during the nine-month period ended December 31, 2024 increased $0.2 billion to $1.6 billion, or 8.2% of net sales, from $1.4 billion, or 7.1% of net sales, during the nine-month period ended December 31, 2023. Gross margin improved 110 basis points during the same period due to the same factors noted above in the three-month period discussion.
Segment income
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include intangible amortization, stock-based compensation, restructuring charges, customer related asset impairment (recoveries), legal and other, interest expense, and other charges (income), net. A portion of depreciation is allocated to the respective segments, together with other general corporate research and development and administrative expenses.
The following table sets forth segment income and margins. Segment margins in the table below may not recalculate exactly due to rounding.

	Three-Month Periods Ended				Nine-Month Periods Ended
	December 31, 2024		December 31, 2023		December 31, 2024		December 31, 2023
	(In millions)
Segment income:
Flex Agility Solutions	$227	6.3%	$175	5.1%	$624	5.9%	$488	4.6%
Flex Reliability Solutions	198	6.7%	159	5.4%	504	5.7%	495	5.2%
FAS segment margin increased approximately 120 basis points to 6.3% for the three-month period ended December 31, 2024, and 130 basis points to 5.9% for the nine-month period ended December 31, 2024, compared to 5.1% and 4.6%, respectively, in the prior-year periods, primarily driven by continued mix improvement and strong cost execution.
FRS segment margin increased approximately 130 basis points to 6.7% for the three-month period ended December 31, 2024, and 50 basis points to 5.7% for the nine-month period ended December 31, 2024, compared to 5.4% and 5.2%, respectively, in the prior-year periods, primarily driven by favorable mix and strong cost execution.
Restructuring charges
We committed to targeted restructuring activities to improve operational efficiencies by reducing excess workforce capacity. During the three and nine-month periods ended December 31, 2024, we recognized approximately $12 million and $55 million of restructuring charges, respectively, primarily related to employee severance.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) was approximately $0.2 billion, or 3.7% of net sales, during the three-month period ended December 31, 2024, increasing $36 million from approximately $0.2 billion or 3.2% of net sales, during the three-month period ended December 31, 2023. SG&A was $0.7 billion, or 3.5% of net sales, during the nine-month period ended December 31, 2024, increasing $9 million from $0.7 billion or 3.3% of net sales, during the nine-month period ended December 31, 2023. The increase in SG&A is largely attributed to variable costs associated with improved financial performance.
Intangible amortization
Amortization of intangible assets remained relatively flat at $17 million for the three-month period ended December 31, 2024, compared to the same period in 2023. For the nine-month period ended December 31, 2024, amortization decreased to $49 million from $54 million for the same period in 2023, primarily due to certain intangibles now being fully amortized.
Interest expense
Interest expense increased to $57 million for the three-month period ended December 31, 2024, from $50 million in the prior year, driven by a new debt issuance in the second quarter of fiscal year 2025. For the nine-month period ended December 31, 2024, interest expense increased to $166 million from $155 million for the same period in 2023, primarily due to higher short-term borrowings and the new debt issuance, partially offset by savings from debt repurchases and repayments.
Interest income
Interest income for the three-month period ended December 31, 2024, increased to $16 million compared to $13 million for the same period in 2023. For the nine-month period ended December 31, 2024, interest income increased to $48 million compared to $44 million in the prior year. These results remain consistent with the equivalent prior year periods, reflecting higher average cash balances.

Other charges (income), net
Other charges (income), net was $5 million during the three-month period ended December 31, 2024 compared to an expense of $9 million during the three-month period ended December 31, 2023, primarily due to favorable foreign exchange partially offset by losses on classification of a business held for sale.

Other charges (income), net was $2 million during the nine-month period ended December 31, 2024 compared to an expense of $34 million during the nine-month period ended December 31, 2023, primarily driven by lower foreign exchange transaction losses and a gain from a Nextracker tax receivable agreement payment, partially offset by losses upon the classification of a business held for sale and on certain non-core equity method investments in the current period.
Income taxes
Certain of our subsidiaries, at various times, have been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to note 15, “Income Taxes” of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 for further discussion.
The consolidated effective tax rate was 9% and 17% for the three and nine-month periods ended December 31, 2024, and 15% and 13% for the three and nine-month periods ended December 31, 2023, respectively. The effective rate varies from the Singapore statutory rate of 17% as a result of recognition of earnings in different jurisdictions (we generate most of our revenues and profits from operations outside of Singapore), operating loss carryforwards, income tax credits, release of previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effects of certain tax holidays and incentives granted to our subsidiaries primarily in China, Malaysia, the Netherlands and Israel. The effective tax rate for the three-month period ended December 31, 2024 was significantly lower than the effective tax rate for the three-month period ended December 31, 2023, primarily due to the recognition of approximately $26 million of interest recoverable on prior periods taxes paid by one of our Brazilian subsidiaries. The right to receive the interest became unconditional during the period. The effective tax rate for the nine-month period ended December 31, 2024 was higher than the effective tax rate for the nine-month period ended December 31, 2023 primarily due to the tax accrual required for our U.S. tax group after the U.S. tax group valuation allowance release in the fiscal year ended March 31, 2024 and the recognition of a withholding tax accrual on the undistributed earnings of our Chinese subsidiaries due to the decision in the fiscal year ended March 31, 2024 to not indefinitely reinvest our China earnings in China.
The OECD Pillar Two Global Anti-Base Erosion (“GloBE”) model rules, issued under the OECD Inclusive Framework on Base Erosion and Profit Shifting, introduce a global minimum tax of 15% applicable to multinational enterprise groups with consolidated financial statement revenue in excess of €750 million. Numerous foreign jurisdictions have already enacted tax legislation based on the GloBE rules, with some effective as early as January 1, 2024. As of December 31, 2024, we recognized a nominal income tax expense for Pillar Two GloBE minimum tax. The Company is continuously monitoring the evolving application of this legislation and assessing its potential impact on our future tax liability.
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
Net income from continuing operations
Net income from continuing operations was $263 million during the three-month period ended December 31, 2024, compared to $129 million during the three-month period ended December 31, 2023; net income from continuing operations was $616 million during the nine-month period ended December 31, 2024 compared to $477 million during the nine-month period ended December 31, 2023, driven by the factors discussed above.
Net income from discontinued operations
Net income from discontinued operations was zero during the three-month period ended December 31, 2024, compared to $104 million during the three-month period ended December 31, 2023; net income from discontinued operations was zero during the nine-month period ended December 31, 2024 compared to $373 million during the nine-month period ended December 31, 2023, as Nextracker was spun off during the fourth quarter of fiscal year 2024.
Net income attributable to noncontrolling interest
Net income attributable to noncontrolling interest was zero during the three-month period ended December 31, 2024, compared to $36 million during the three-month period ended December 31, 2023; net income attribute to noncontrolling interest was zero during the nine-month period ended December 31, 2024 compared to $239 million during the nine-month period ended December 31, 2023, as Nextracker was spun off during the fourth quarter of fiscal year 2024.
LIQUIDITY AND CAPITAL RESOURCES
We continuously evaluate our ability to meet our obligations over the next 12 months and beyond and proactively reset our capital structure to improve maturities and liquidity. We expect that our current financial condition, including our liquidity sources are adequate to fund current and future commitments. As of December 31, 2024, we had cash and cash equivalents of approximately $2.3 billion and bank and other borrowings of approximately $3.7 billion. We have a $2.5 billion revolving credit facility that is due to mature in July 2027, under which we had no borrowings outstanding as of December 31, 2024. We also issued $500 million of 5.250% Notes due January 2032 (the "2032 Senior Notes") in the second quarter of fiscal year 2025. As of December 31, 2024, we were in compliance with the covenants under all of our credit facilities and indentures; we also expect to remain in compliance with the covenants in the upcoming 12 months for our credit facilities and indentures.
During the nine-month period ended December 31, 2024, we repurchased approximately $53 million of our 4.750% Notes due June 2025 under our 10b5-1 bond buyback program, resulting in an immaterial gain on our condensed consolidated statement of operations.
Cash provided by operating activities was $1.1 billion during the nine-month period ended December 31, 2024, primarily driven by $0.6 billion of net income for the period plus $0.5 billion of non-cash charges such as depreciation, amortization, and stock-based compensation.
We believe net working capital is a key metric that measures our liquidity. Net working capital is calculated as current assets less current liabilities. Net working capital decreased approximately $0.8 billion to $3.7 billion as of December 31, 2024, from $4.5 billion as of March 31, 2024. The decrease was primarily the result of the effect of a $0.5 billion increase in current liabilities as a result of growth in short-term debt of $0.5 billion and accounts payable of $0.6 billion offset in part by reductions in working capital advances. In addition, current assets decreased by $0.2 billion as a result of decreases in inventory offset in part by growth in contract assets and accounts receivable.
Net cash used in investing activities was $0.6 billion during the nine-month period ended December 31, 2024. This was primarily driven by $0.3 billion of cash paid for the acquisitions of Crown Technical Systems and JETCOOL Technologies Inc. in November 2024, net of cash acquired, and $0.3 billion of net capital expenditures for property and equipment to continue expanding capabilities and capacity in support of primarily our Automotive, CEC, and Industrial businesses.
We believe adjusted free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our adjusted free cash flow is defined as cash from operations, less net purchases of property and equipment allowing us to present adjusted cash flows on a consistent basis for investors. Our adjusted free cash flow for the nine-month periods ended December 31, 2024 and December 31, 2023 was an inflow of $0.8 billion and $0.2 billion, respectively. Adjusted free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Adjusted free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Adjusted free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Nine-Month Periods Ended
	December 31, 2024	December 31, 2023
	(In millions)
Net cash provided by operating activities	$1,072	$647
Purchases of property and equipment	(326)	(449)
Proceeds from the disposition of property and equipment	11	21
Adjusted free cash flow	$757	$219
Cash used by financing activities was $0.5 billion during the nine-month period ended December 31, 2024, which was primarily driven by $1.0 billion of cash paid for the repurchase of our ordinary shares offset by $0.5 billion of proceeds from the issuance of the 2032 Senior Notes.
Our cash balances are generated and held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months and beyond. As of December 31, 2024 and March 31, 2024, approximately 78% and 55%, respectively, of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $0.7 billion as of March 31, 2024). Repatriation could result in an additional income tax payment; however, for the majority of our foreign entities, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.
Future liquidity needs will depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, and the levels of shipments and changes in the volumes of customer orders.
We maintain a commercial paper program which provides short-term financing under which there were no borrowings outstanding as of December 31, 2024.
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
Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $1.7 billion in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 8, 2024. During the nine-month period ended December 31, 2024, we paid $958 million to repurchase shares under the current and prior repurchase plans at an average price of $31.36 per share. As of December 31, 2024, shares in the aggregate amount of $1.3 billion were available to be repurchased under the current plan.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2024.
In August 2024, we issued the 2032 Senior Notes, and other than such issuance, there were no material changes in our contractual obligations and commitments as of December 31, 2024.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the nine-month period ended December 31, 2024 as compared to the fiscal year ended March 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2024. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our ordinary shares made by us for the period from September 28, 2024 through December 31, 2024:

Period (2)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 28, 2024 - November 1, 2024	2,473,550	$34.36	2,473,550	$1,450,001,049
November 2, 2024 - November 29, 2024	1,668,106	$38.73	1,668,106	$1,385,401,438
November 30, 2024 - December 31, 2024	1,321,436	$38.59	1,321,436	$1,334,403,087
Total	5,463,092		5,463,092
(1)During the period from September 28, 2024 through December 31, 2024, all purchases were made pursuant to the programs discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.
(2)On August 8, 2024, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $1.7 billion. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of December 31, 2024, shares in the aggregate amount of $1.3 billion were available to be repurchased under the current plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
During the fiscal quarter ended December 31, 2024, the officers and director listed below adopted trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.
On November 6, 2024, Michael P. Hartung, President and Chief Commercial Officer, adopted a trading plan that provides for the sale of up to 64,807 ordinary shares of the Company. The plan will terminate on August 29, 2025, subject to early termination for certain specified events set forth in the plan.
On December 5, 2024, Scott Offer, Executive Vice President and General Counsel, adopted a trading plan that provides for the sale of up to 96,852 ordinary shares of the Company. The plan will terminate on June 23, 2025, subject to early termination for certain specified events set forth in the plan.
On December 6, 2024, Revathi Advaithi, Chief Executive Officer and a director, adopted a trading plan that provides for the sale of up to 264,000 ordinary shares of the Company. The plan will terminate on December 8, 2025, subject to early termination for certain specified events set forth in the plan.
On December 9, 2024, Hooi Tan, President, Global Operations and Components, adopted a trading plan that provides for the sale of up to 50,000 ordinary shares of the Company. The plan will terminate on December 5, 2025, subject to early termination for certain specified events set forth in the plan.
No other officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended December 31, 2024.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.01	Kevin Krumm Offer Letter, dated November 7, 2024					X
15.01	Letter in lieu of consent of Deloitte & Touche LLP					X
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
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

FLEX LTD.
(Registrant)

/s/ REVATHI ADVAITHI
Revathi Advaithi
Chief Executive Officer
(Principal Executive Officer)

Date:	January 31, 2025
/s/ KEVIN KRUMM
Kevin Krumm
Chief Financial Officer
(Principal Financial Officer)

Date:	January 31, 2025