Form 10-K
period 2025-03-31
FLEX LTD.
filed 2025-05-21
CIK 866374

Use these links to rapidly review the document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to

Commission file number 000-23354
FLEX LTD.
(Exact name of registrant as specified in its charter)

Singapore	98-1773351
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12515-8 Research Blvd, Suite 300,
Austin, Texas 78759	78759
(Address of principal executive offices)	(Zip Code)
(512) 425-7929
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, No Par Value	FLEX	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of September 27, 2024, the aggregate market value of the Company's ordinary shares held by non-affiliates of the registrant was approximately $13.1 billion based upon the closing sale price as reported on the Nasdaq Global Select Market.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2025
Ordinary Shares, No Par Value	373,315,616
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement to be delivered to shareholders in connection with the Registrant's 2025 Annual General Meeting of Shareholders	Part III

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
ITEM 1.    BUSINESS
OVERVIEW
Flex is the advanced, end-to-end manufacturing partner of choice that helps a diverse customer base design, build, deliver and manage innovative products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, Flex delivers technology innovation, supply chain, and manufacturing solutions to diverse industries and end markets. The Company's full suite of specialized capabilities includes design and engineering, supply chain, manufacturing, post-production and post-sale services, and proprietary products. Flex partners with customers across a diverse set of industries including data center, communications, enterprise, consumer, automotive, industrial, healthcare, industrial and power. As of March 31, 2025, Flex's two operating and reportable segments were as follows:
•Flex Agility Solutions ("FAS"), which is comprised of the following end markets:
◦Communications, Enterprise and Cloud ("CEC"), including data center, edge, and communications infrastructure
◦Lifestyle, including appliances, floorcare, smart living, Heating, Ventilation and Air-Conditioning ("HVAC"), and power tools
◦Consumer Devices, including mobile and high velocity consumer devices.
•Flex Reliability Solutions ("FRS"), which is comprised of the following end markets:
◦Industrial, including industrial devices, capital equipment, renewables, critical power, and embedded power.
◦Automotive, including compute platforms, power electronics, motion, and interface
◦Health Solutions, including medical devices, medical equipment, and drug delivery

In fiscal year 2025, Flex formally introduced the next phase in its strategic evolution, its EMS + Products + Services approach. This hybrid model is focused on strengthening the Company’s core manufacturing and supply chain capabilities while expanding its portfolio of proprietary products and value-added services to maximize value creation for customers. To advance this approach, the Company completed several strategic acquisitions in fiscal year 2025 that enhance its differentiated portfolio to address critical data center customer challenges around power, heat and scale. These included the acquisitions of JetCool Technologies Inc. ("JetCool") to expand direct-to-chip liquid cooling capabilities and Crown Technical Systems ("Crown") to increase critical power capabilities while adding opportunities in grid modernization.
On January 2, 2024, the Company completed its previously announced spin-off of its remaining interests in Nextracker Inc. ("Nextracker") to Flex shareholders on a pro-rata basis based on the number ordinary shares of Flex held by each shareholder of Flex (the "Distribution") as of December 29, 2023, which was the record date of the Distribution, pursuant to the Agreement and Plan of Merger, dated as of February 7, 2023. The historical financial results and financial position of our former Nextracker business, which was previously reported as a separate operating and reportable segment, are presented as discontinued operations in the consolidated statements of operations. The historical statements of comprehensive income and cash flows and the balances related to stockholders’ equity have not been revised to reflect the effect of the Nextracker spin-off. See note 7 "Discontinued Operations" to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further information.
The FAS segment is optimized for speed to market, based on a highly flexible supply and manufacturing system. The FRS segment is optimized for longer product lifecycles requiring complex ramps with specialized production models and critical environments.
Our customers include many of the world's leading data center, consumer products, healthcare, automotive, consumer products and industrial companies. We are focused on establishing long-term relationships with our customers and have been successful in expanding relationships to incorporate additional product lines and services.
In fiscal year 2025, our ten largest customers accounted for approximately 44% of net sales. No customer accounted for greater than 10% of the Company's net sales in fiscal year 2025.
Flex believes that long-term technology transitions and supply chain challenges are increasing complexity across the value chain, fueling demand for outsourcing partners with specialized services. In the data center sector, the rise of AI is pushing hyperscalers toward integrated solutions and comprehensive support from fewer suppliers. With our EMS + Products + Services approach, Flex has positioned the Company as the only outsourcing partner offering fully integrated racks, vertical services, and a complete power products portfolio from the grid to the chip. Additionally, Flex is continuously building toward a vision of the future of manufacturing through strategic investments and implementations that drive increasing optimization and productivity for us and our customers.
Additionally, rising global uncertainty over the past few years including trade and tariff issues, increasing geopolitical unrest, and severe labor shortages are creating further complexity. The recent tariffs imposed by the current U.S. administration and retaliatory tariffs imposed by other countries are accelerating these trends. As a result, companies are rethinking their entire production strategies. We are seeing a global rebalancing in sourcing and production locations to maximize resiliency and decrease time to market. With sustainability as a continued area of focus, businesses are being held to a much higher standard for how and where their products are sourced and produced, and, increasingly, how they are serviced and disposed.
These complexities are making it harder for companies to manage their own supply chains, manufacturing operations and products. They are looking for trusted partners to help them navigate this complex environment. We believe that only a few outsourcing providers have the right capabilities and scale to meet these challenges effectively and profitably. Flex is one of these partners.
STRATEGY
Our EMS + Products + Services strategy is centered upon enhancing our core manufacturing and supply chain capabilities while broadening our portfolio of proprietary products and value-added services, maximizing value creation for our customers and shareholders. We are actively investing in areas that strengthen our competitive positioning, whether through advanced product lifecycle capabilities, cutting-edge manufacturing and product technologies, or innovative processes and business methods.
We are consistently advancing our expertise in factory automation, robotics, artificial intelligence, vertical integration, simulation, digital twins, and power, among other disruptive technologies, while reinforcing our positioning in the AI-centric data center ecosystem. We select ethical partners and integrate the supply chain so that our customers can operate efficiently and responsibly. We are committed to investing in our employees and communities.
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
Markets. We focus on companies that are leaders in their industry and value our superior capabilities in design and engineering, supply chain, manufacturing, post-production and post-sale services. We focus on high-growth industries and markets where we have distinctive competence and a compelling value proposition. In addition to our end-to-end services and power products for the data center, examples include investments in specific technologies and capabilities for automotive, healthcare, industrial, and consumer-related markets. Our market-focused approach to managing our business increases customers' competitiveness by leveraging our deep vertical and cross-industry expertise, as well as global scale, regional presence, and agility to respond to changes in market dynamics.
Operations and People. We continue to invest in maintaining a leadership position in our world-class manufacturing services and capabilities including automation, simulation tools, digitizing our factories, and implementing leading edge advanced manufacturing methodologies. We leverage our broad set of capabilities globally to provide a competitive advantage by minimizing logistics costs, manufacturing costs, and cycle times while increasing flexibility, responsiveness, and supply chain resiliency. We also focus on hiring and retaining the world’s best talent, with an emphasis on attracting the best engineering, functional and operational leaders as we develop the future leaders of the Company. Simultaneously we are committed to driving a purposeful workforce evolution that reskills and upskills employees to co-work with advanced technologies such as AI and robotics, resulting in data-driven decision making, improved work environments, and enhanced productivity.
SERVICE OFFERINGS
Flex provides design and engineering, supply chain, manufacturing, post-production and post-sale services through a network of approximately 100 locations in approximately 30 countries across four continents. Beyond our core advanced manufacturing and supply chain capabilities, we maximize value to our customers through proprietary products and value-added services. We have established global scale through an extensive network of manufacturing operations and services sites in the world's major products markets (Asia, the Americas, and Europe) to serve the supply chain needs of both multinational and regional companies.
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
Our end-to-end services include all processes necessary to design, build, deliver, and manage a wide range of products for customers. These services include:
Design and Engineering Services. Across all of the key industries and markets in which Flex does business, we offer industry-leading global design and engineering services, with extensive product design and engineering resources that provide design services, product development, systems integration services, and solutions to satisfy a wide array of customer requirements, including:
•System architecture;
•User interface and industrial design;
•Cross-industry technologies;
•Hardware design;
•Software integration; and
•Design for excellence.
Flex provides differentiated offerings to support major technology transitions such as compute and power, as well as specialized capabilities across the product lifecycle, such as mechanicals, plastics, and advanced printed circuit board assembly ("PCBA"). The Company’s design and engineering services help customers de-risk technology adoption, develop products from concept to volume production and go to market in a rapid, cost effective and low risk manner.
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
Manufacturing Services. Our manufacturing operations and systems assembly generate the majority of our revenues and include PCBA and assembly of systems and subsystems that incorporate printed circuit boards and complex electromechanical components. We assemble electronic products with custom electronic enclosures on either a build-to-order or configure-to-order basis. As customers seek to provide greater functionality in physically smaller products, they increasingly require more sophisticated manufacturing technologies and processes. Our investment in advanced manufacturing equipment and our expertise in innovative miniaturization, packaging and interconnective technologies enable us to offer a variety of leading-edge manufacturing solutions. We support a wide range of product demand profiles, from low-volume, high-complexity programs, to high-volume production. Our manufacturing capabilities and systems assembly include enclosures, testing services, and materials procurement and inventory management.
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
Portfolio of Power and Cooling Products. We offer an industry-leading, differentiated product portfolio of power and cooling products that tackle all power and data center heat challenges across compute densities. Our embedded and critical power products help data center customers meet increasing power demands given the proliferation of Generative AI. Our embedded power capabilities span power shelves, battery back-up units, capacitive energy storage systems, and DC/DC converters, helping customers address board and rack power density requirements. At data center facilities, Anord Mardix, a Flex company, offers a broad array of critical power capabilities including building information modelling and prefabricated construction and turnkey installation of switchgear, busway, power distribution and modular power pods, along with monitoring solutions and services. Additionally, Crown, acquired by Flex in fiscal year 2025, provides fully integrated power distribution and protection systems, including modular solutions, medium voltage switchgear, control, and relay products for data centers, utilities, and power generation. For liquid cooling, JetCool, also acquired by Flex in fiscal year 2025, mitigates data center heat challenges with patented microconvective cooling technology, capable of cooling over 3,000W, as well as offering complete turn-key microconvective cooling systems that include fully-sealed cold plates, direct liquid-to-chip products, and a coolant distribution unit (CDU).
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
We believe the principal competitive factors in the contract manufacturing services market are quality and range of services; design and technological capabilities; cost; location of sites; supply chain resiliency; sustainability; and responsiveness and flexibility. We believe we are extremely competitive with regard to all of these factors.
COMPETITIVE STRENGTHS
We continuously enhance our business through the development and expansion of our product and service offerings. Our EMS + Products + Services approach is designed to bolster our competitiveness through the expansion of our core manufacturing and supply chain capabilities alongside proprietary products and value-added services. We strive to maintain the efficiency and flexibility of the organization, with repeatable execution that adapts to macro-economic changes to provide clear value to customers, while increasing their competitiveness. We have a focused strategy on delivering value to customers through a comprehensive suite of product lifecycle capabilities, global and regional footprint, and vertical and cross-industry expertise.
Global Scale and Regional Strength. We believe our global scale and regional capabilities are a significant competitive advantage, as customers increasingly require a broad range of product lifecycle services globally. Increasingly, customers are evaluating regional-based supply chains to enhance resiliency and to take advantage of time to market and specific customization required to win in those markets. Our global expertise, footprint and diverse supply chain network provide customers with the ability to quickly adjust to changing regional, trade and manufacturing dynamics, including as a result of recent changes in tariffs and retaliatory tariffs. Flex's physical infrastructure includes approximately 100 facilities in approximately 30 countries, staffed by approximately 148,000 employees, providing customers with truly global scale and strategic geographic distribution capabilities to meet their market needs. We have a very balanced global manufacturing footprint with 43% of net sales in North America, 17% in China, 21% in Europe, the Middle East and Africa ("EMEA"), and 19% in other areas in our fiscal year ended March 31, 2025 (with net sales attributable to the country in which the product is manufactured, or service is provided).
Long-Standing, Diverse Customer Relationships. We believe our long-term relationships with key customers are the result of our track record of meeting commitments and delivering value that increases customers' competitiveness. We serve a wide range of customers across six reporting units within the FAS and FRS segments. No customer accounts for more than 10% of our annual revenue and the ten largest accounted for 44% of our net sales in fiscal year 2025.
Cross-Industry Synergies. One of our competitive strengths is our ability to leverage technology from one industry and apply it to a different application within another industry. Examples include our expertise in power and compute technology. For example, we leverage our experience in the data center to support power and compute applications in automotive. These cross-industry synergies give our customers access to technology they would not otherwise have.
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
HUMAN CAPITAL MANAGEMENT
Culture underlies our stakeholder experience. Our values are intended to reflect and guide our behaviors and shape our culture. We endeavor for our values-driven culture to align us as we pursue our purpose, uphold our mission, live our values, advance toward our vision, and execute our strategy.
In support of cultivating a high-performing culture with our workforce, we continue to proliferate our Ways of Working, four specific behaviors that bring our values to life through actions, provide a framework for how we make decisions, and support ongoing progress on our Flex Forward strategy. The purpose of these behaviors is to enable us to put our culture into practice and provide an accountability system through training and development as well as performance management systems to ensure our desired behaviors become a part of our everyday working norms. Building on our vision, mission, values, and Ways of Working, we use this framework to assess, hire, train, and nurture our talent to develop the skills necessary for our ongoing success.
How we live our values defines our culture:
•We support each other as we strive to find a better way.
•We move fast with discipline and purpose.
•We do the right thing always.
We bring our values to life through four behaviors:
1.Respect and value others.
2.Collaborate and share openly.
3.Learn and adapt.
4.Honor commitments.
We believe that the performance of our Company is impacted by our human capital management, and as a result we consistently work to attract, select, develop, engage and retain strong talent.

Our purpose, vision, mission and value statements aim to cultivate a high-performing culture where employees are empowered and given opportunities to reach their full potential. We are committed to providing a positive and safe workplace for our employees. Further, we are committed to respecting the human rights of our employees and improving their quality of life. Our leaders guide our teams to execute our strategy by focusing on building and developing our people, defining and driving our strategy, and delivering results.
Employees. As of March 31, 2025, our global workforce totaled approximately 148,000 employees including our contractor workforce. In certain international locations, our employees are represented by labor unions and by work councils.

Region:	Number of Employees
Americas	59,786
Asia	59,754
Europe	28,439
Total	147,979
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
We promote a "zero-injury" culture through health and safety management systems, some of which are certified ISO 45001:2018, that implement a data-driven and risk-based approach in monitoring and reporting performance regularly. Some of the specific goals for which we measure our performance include increasing employee development, social and environmental management system audits, human rights policy training completion, Responsible Business Alliance ("RBA") compliance for rest day requirements and decreasing safety incident rates.
Talent Attraction, Development, and Retention. Talent attraction, development, and retention are critical to our success and core to our mission as a company. To support the advancement of our employees, we provide training and development programs and opportunities encouraging advancement from within as well as continue to fill our team with strong and experienced external talent. We leverage both formal and informal programs, including in-person, virtual, social and self-directed learning, mentoring, coaching, and external development to identify, foster, and retain top talent. Employees have access to courses through our learning and development platform, Flex Learn. In 2024, our employees completed more than five million hours of training programs.
We are also focused on completing talent and performance reviews. Our in-depth talent reviews serve to identify high potential talent to advance in roles with greater responsibility, assess learning and development needs, and establish and refresh succession plans for critical leadership roles across the enterprise. Our Ways of Working are integrated into our talent assessment and performance assessment processes. Our performance assessment process promotes transparent communication of team member performance, which we believe is a key factor in our success. The performance and the talent reviews enable ongoing assessments, reviews, and mentoring to identify career development and learning opportunities for our employees.
Employee Engagement. To attract and retain the best talent, we strive to establish a culture where our team members can freely contribute their differentiated perspectives, ideas, and experiences, and have opportunities to grow professionally and develop to their highest potential. As a part of our efforts to improve employee experiences at Flex, we conduct the annual enterprise-wide employee engagement Flex Voice survey. Our leadership uses the results of the survey to continue developing our strengths and identify and take action on opportunities for improvement. In fiscal year 2025, 92% of employees completed the Flex Voice survey and the results reflected continued engagement.
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
Board Oversight of Human Capital Management. The Compensation and People Committee of our Board of Directors is responsible for assisting the Board in oversight of our human capital management, including among other aspects, receiving periodic updates regarding, and overseeing any significant change to our human capital management strategy including, corporate culture, compensation policies and practices, and talent attraction training, development and retention programs.
SUSTAINABILITY
At Flex, our sustainability journey began in 2002 with the creation of the Flex Foundation. For more than 20 years, sustainability has been integrated into the fabric of our company, a key area of differentiation for Flex. We've continued to progress against our 2030 sustainability strategy and commitments, our most ambitious to date. Our sustainability framework is centered on the world, our people and our approach to ethical business practices. Through our 2030 goals, we are committed to reducing our environmental impact, investing in our communities, advancing a safe, and respectful work environment for all, partnering with our customers and suppliers to help mitigate value chain emissions, and driving ethical practices with strong transparency. In 2022, we announced our commitment to reach net zero greenhouse gas (GHG) emissions by 2040, strengthening our climate action efforts.
Our strategy and global efforts, through our sustainability programs and multi-year objectives, are aligned with the principles set forth in the 2030 Sustainable Development Goals ("SDGs"). Several goals of note include cutting operational emissions in half, collaborating with customers and suppliers to reduce value chain emissions, providing access to mental health and well-being services to all employees, and maintaining top quartile performance for governance and transparency. Our framework is based upon the principles, policies and standards prescribed by the RBA, a worldwide association of electronics companies committed to promoting an industry code of conduct to improve working and environmental, health and safety conditions, as well as other relevant international standards (e.g., ISO 14001, United Nations Guiding Principles on Business and Human Rights).
During calendar year 2024, we received several awards and accolades for our sustainability program and efforts including being named a World’s Best Company by Times and Statista for leading with innovation and sustainability. In addition, we received recognition from our network of stakeholders, earning an HP HOPE Supplier Pledge Award and an Ericsson Supplier Sustainability Award. Moreover, we were recently named one of the World’s Most Ethical Companies by the Ethisphere Institute for a third consecutive year.

Through the Flex Foundation, we work with nonprofits, community leaders and governments to advance global calls to action spanning targeted UN SDGs: #3 good health and well-being, #8 decent work and economic growth, #12 responsible consumption and production, and #13 climate action. The Flex Foundation helps support environmental and social causes in the communities we serve as well as provides disaster relief through grants, corporate and employee donations, and volunteerism. In calendar year 2024, the Flex Foundation partnered with several organizations, including American Red Cross, Planet Water Foundation, and Give2Asia, among others.
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
ENVIRONMENTAL RISKS AND CLIMATE CHANGE
We are subject to a variety of extensive and changing federal, state, local and international environmental, health and safety, product safety and stewardship, and producer responsibility laws and regulations, including those concerning, among other things, the health and safety of our employees, the generation, use, storage, transportation, discharge and disposal of certain materials (including chemicals and hazardous materials) used in or derived from our operations, the investigation and remediation of contaminated sites, and climate change and other sustainability-related matters. We have implemented processes and procedures aimed to ensure that our operations comply with all applicable laws and regulations.
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

Compliance with laws and regulations, requires continuing management efforts by the Company. The imposition of more stringent standards or requirements under these laws or regulations, the results of future testing and analysis undertaken by us at our operating facilities, or a determination that we are potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated to be required for such matters. Additionally, we could be required to alter our operations in order to comply with any new standards or requirements under these laws or regulations. There can be no assurance that additional environmental matters will not arise in the future or that costs will not be incurred with respect to sites as to which no issue is currently known.
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
Restrictions on Hazardous Substances ("RoHS") 2011/65/EU and other similar legislation ban or restrict the use of lead, mercury and certain other specified substances in electronics products and Waste Electrical and Electronic Equipment ("WEEE") 2012/19/EU directives requires European Union ("EU") importers and/or producers to assume responsibility for the collection, recycling and management of waste electronic products and components. In the case of WEEE, although the compliance responsibility rests primarily with the EU importers and/or producers rather than with electronic manufacturing services ("EMS") companies, original equipment manufacturers ("OEM") may turn to EMS companies for assistance in meeting their WEEE obligations. Flex continues to monitor developments related to product environmental compliance and is working with our customers and other technical organizations to anticipate and minimize impacts to our operations.
Refer to the discussion in "Risk Factors" for further details of the legal and regulatory initiatives related to environmental matters including climate change that could adversely affect our business, results of operations and financial condition.
INTELLECTUAL PROPERTY
We own or license various United States and foreign patents relating to a variety of technologies. For certain of our proprietary processes, inventions, and works of authorship, we rely on trade secret or copyright protection. We also maintain trademark rights (including registrations) for our corporate name and several other trademarks and service marks that we use in our business in the United States and other countries throughout the world. We have implemented appropriate policies and procedures (including both technological means and training programs for our employees) to identify and protect our intellectual property, as well as that of our customers and suppliers. As of March 31, 2025, and 2024, the carrying value of our intellectual property was not material.
Although we believe that our intellectual property assets and licenses are sufficient for the operation of our business as we currently conduct it, from time to time third parties assert patent infringement claims against us or our customers. In addition, we provide design and engineering services to our customers and also design and make our own products. As a consequence of these activities, our customers sometimes require us to take responsibility for intellectual property to a greater extent than in our manufacturing and assembly businesses. If and when third parties make assertions regarding the ownership or right to use intellectual property, we could be required to either enter into licensing arrangements or to resolve the issue through litigation. Such license rights might not be available to us on commercially acceptable terms, if at all, and any such litigation might not be resolved in our favor. Additionally, litigation could be lengthy and costly and could materially harm our financial condition regardless of the outcome. We also could be required to incur substantial costs to redesign a product or re-perform design and engineering services. See "Risk Factors - The success of certain of our activities depends on our ability to protect our intellectual property rights; claims of infringement or misuse of intellectual property and/or breach of license agreement provisions against our customers or us could harm our business."
ADDITIONAL INFORMATION
Our Internet address is https://www.flex.com. We make available, free of charge, through our Internet website the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Information contained on or connected to our website is not incorporated by reference into, and does not form a part of, this Annual Report on Form 10-K or any of our other filings with the SEC.
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
•Global economic conditions, including inflationary pressures, currency volatility, stagflation, slower economic growth or recession, high or rising interest rates, trade conflicts, tariffs, geopolitical uncertainty and instability in financial markets have in the past adversely affected, and may in the future adversely affect, our business, results of operations, financial condition, and access to capital markets.

•The recently announced U.S. tariffs, together with other countries’ potential retaliatory tariffs and import/export restrictions, may materially increase our product input costs and negatively affect global economic conditions contracting customer demand. To the extent we are unsuccessful in passing tariff costs to some customers, our results of operations and cash flows would be negatively impacted.

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
•A significant percentage of our sales comes from a small number of customers and a decline in sales to any of our largest customers has in the past adversely affected, and may in the future adversely affect, our business.
•Supply chain disruptions, logistical constraints, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, have in the past affected, and may in the future affect, our ability to meet customer demand, lead to higher costs, or result in excess or obsolete inventory.
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

•We are subject to risks relating to our dependence on our executive officers and other key employees and skilled personnel.
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
•Our strategic relationships with major customers create risks.
•There are risks associated with the separation of Nextracker, which could negatively impact our business, financial condition and results of operations.
•If the Nextracker spin-off fails to qualify for tax-free treatment, we, our subsidiaries and our former shareholders could incur significant tax liabilities.
•Our operating results may fluctuate significantly due to seasonal demand.
•Union disputes or other labor disruptions could adversely affect our operations and financial results.
•Unforeseen or catastrophic events could have a material adverse effect on our operations and financial results.
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
•Challenges in managing working capital could significantly impact our cash flow, profit margins, and overall business performance.
•Our debt level may create limitations.
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
•Failure to meet sustainability, including environmental, social and governance, expectations or standards, or to achieve our sustainability goals, may have an adverse impact on our business, impose additional costs on us, and expose us to additional risks.
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
Many factors outside of our control impact our customers and their ordering behavior, including recession in end markets, changing technology and industry standards, commercial acceptance for products, product obsolescence, and loss of business. The short-term nature of our customers' commitments and the rapid changes in demand for their products reduces our ability to accurately estimate the future requirements of our customers. This makes it difficult to schedule production and maximize utilization of our manufacturing capacity. In that regard, we must make significant decisions, including determining the levels of business that we will seek and accept, setting production schedules and locations, making component procurement commitments, and allocating personnel and other resources based on our estimates of our customers' requirements. We cannot give assurance that present or future customers will not significantly change, reduce, cancel or delay their orders.
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
A significant percentage of our sales come from a small number of customers and a decline in sales to any of our largest customers has in the past adversely affected, and may in the future adversely affect, our business.
Sales to our ten largest customers represent a significant percentage of our net sales. Our ten largest customers accounted for approximately 44%, 37% and 37% of net sales in fiscal years 2025, 2024 and 2023, respectively. No customer accounted for more than 10% of net sales in fiscal year 2025, 2024 or 2023. Our principal customers have varied from year to year. These customers have in the past experienced, and may in the future experience, dramatic declines in their market shares or competitive position, due to economic or other forces, that may cause them to reduce their purchases from us or, in some cases, result in the termination of their relationship with us. Significant reductions in sales to any of our largest customers, or the loss of major customers, have in the past harmed, and could in the future materially harm, our business. If we are not able to replace expired, canceled or reduced contracts with new business in a timely manner, our revenues and profitability could be harmed. Additionally, mergers, acquisitions, consolidations or other significant transactions involving our largest customers generally entail risks to our business. If a significant transaction involving any of our largest customers results in the loss of or reduction in purchases by any of our largest customers, it could have a material adverse effect on our business, results of operations, financial condition and prospects.
Supply chain disruptions, logistical constraints, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, have in the past affected, and may in the future affect, our ability to meet customer demand, lead to higher costs, or result in excess or obsolete inventory.
From time to time, we have experienced shortages of some of the components, including electronic components, that we use. These shortages can result from strong demand for those components or from problems experienced by suppliers, such as shortages of raw materials. In the past there have been industry wide conditions, pandemics, natural disasters and global events that have caused material and component shortages. Most recently, we experienced shortages of semiconductor components which impacted our business, including curtailed production or delays in production, and delays in making scheduled shipments to customers. Inflationary pressures have increased in recent years and may continue to increase pricing of components. Our failure or inability to accurately forecast demand and volatility in the availability of materials, equipment, components, and services, including rising prices due to inflation or scarcity of availability, have in the past adversely impacted, and may in the future, adversely impact our business and results of operations.

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
Our supply chain has in the past been, and may in the future be, impacted by other events outside our control, including macro-economic events, tariffs and trade restrictions, political crises, social unrest, terrorism, and conflicts (including the Russian invasion of Ukraine, the Israel-Hamas war, the attacks on shipping vessels in the Red Sea and other geopolitical conflicts), public health emergencies, or natural or environmental occurrences in locations where we or our customers and suppliers have manufacturing, research, engineering and other operations.
Our business has in the past been, and may in the future be, adversely affected by delays and increased costs resulting from issues that our common carriers deal with in transporting our materials, our products, or both.
Given the complexity of our supply chain and our geographically dispersed operations, we depend on a variety of common carriers to transport our materials from our suppliers to us, and to transport our products from us to our customers. Problems suffered by any of these common carriers, whether due to geopolitical issues such as due to the Russian invasion of Ukraine and conflict in the Middle East, disruptions as a result of attacks on shipping vessels in the Red Sea, a natural disaster, labor problems, increased energy prices, criminal activity or some other issue, have in the past resulted, and may in the future result in shipping delays, increased costs, or other supply chain disruptions, and therefore have in the past had, and may in the future have, a material adverse effect on our operations. The effects of climate change, including extreme weather events, long-term changes in temperature levels and water availability may exacerbate these risks.
Our components business is dependent on our ability to quickly launch world-class component products, and our investment in the development of our component capabilities, together with start-up and integration costs, has in the past adversely affected, and may in the future adversely affect, our margins and profitability.
Our components business, which includes our data center power systems business, is part of our strategy to improve our competitive position and to grow our future margins, profitability and shareholder returns by expanding our capabilities. The success of our components business is dependent on our ability to design and introduce world-class components that have performance characteristics which are suitable for a broad market and that offer significant price and/or performance advantages over competitive products.
To create these world class components offerings, we must continue to make substantial investments in the development of our components capabilities, in resources such as research and development, the development, acquisition or licensing of appropriate intellectual property, test and tooling equipment, facility expansions, and personnel requirements. We may not be able to achieve or maintain market acceptance for any of our components offerings in any of our current or target markets. The success of our components business will also depend upon the level of market acceptance of our customers' end products, which incorporate our components, and over which we have no control.
The addition of new customers in our components business has also introduced different demand cycles. For example, cloud-based service providers are cyclically different from our traditional customers, creating changes to our historical revenue patterns and increasing the complexity of the management of our working capital requirements.
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
The expansion of our business, as well as business contractions and other changes in our customers' requirements, have in the past required, and may in the future require, that we adjust our business and cost structures by incurring restructuring charges. Restructuring activities involve reductions in our workforce at some locations and closure of certain facilities. All of these changes have in the past placed, and may in the future place, considerable strain on our financial and management control systems and resources, including decision support, accounting management, information systems and facilities. If we do not properly manage or maintain adequate financial and management controls, including internal controls over financial reporting, reporting systems and procedures to manage our employees, our business could be harmed.
In recent years, including fiscal years 2025, 2024, and 2023, we initiated targeted restructuring activities focused on improving operational efficiencies by reducing excess workforce capacity, optimizing our portfolio, and optimizing our cost structure in lower growth areas. Restructuring charges are recorded based upon employee termination dates, site closure and consolidation plans generally in conjunction with an overall corporate initiative to drive cost reduction and realign the Company's global footprint.
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
We regularly face attempts by sophisticated and malicious actors to gain unauthorized access to our information systems, including those using techniques that change frequently or may be disguised or difficult to detect and remain dormant until a triggering event or that may continue undetected for an extended period of time. They may attempt to gain access to our networks, data centers or cloud resources - including those managed by third parties - or those of our customers, vendors or end users; steal proprietary information related to our business, products, employees, and customers; or interrupt our systems, operations or services or those of our customers, vendors or others. We believe such attempts are increasing in number and in technical sophistication, including through the use of adversarial artificial intelligence techniques, which, if we are subject to, could have material adverse effects. Due to increasing global tensions and conflicts, including involving China, the ongoing Russia/Ukraine conflict, and the conflict in the Middle East, we and the third parties upon which we rely may be vulnerable to a currently heightened risk of information technology breaches, computer malware, ransomware or other cyber attacks, including attacks that could materially disrupt our systems and operations, supply chain and ability to provide our products and services.
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
We are subject to, and at times have suffered from, breaches or attempted breaches of our security systems which have in the past and may in the future result in unauthorized access to our facilities and/or unauthorized acquisition, use or theft of the assets, inventory or information we are trying to protect. If unauthorized parties gain physical access to our facilities, operations, assets, inventory, or information or if they gain electronic access to our information systems or if such facilities, operations, assets, inventory or information are used in an unauthorized manner, misdirected, or lost or stolen during transmission or transport, any theft or misuse of such operations, assets, inventory or information could result in, among other things, unfavorable publicity, loss of competitive advantage, governmental inquiry and oversight, difficulty in marketing and selling our products and services, increased security and compliance costs, significant costs related to rebuilding internal systems, higher insurance premiums, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties including our customers and possible financial penalties, fines or obligations for damages related to the theft or misuse of such assets, inventory or information, any of which could have a material adverse effect on our profitability and cash flows. Further, third parties, such as cloud or hosted solution providers, could be a source of risk in the event of a failure of their own systems and infrastructure or could experience their own privacy or security event which could create risks similar to those described above. Moreover, we may be required to invest significant additional resources to comply with evolving cybersecurity regulations, including related to artificial intelligence, and to modify and enhance our information systems, information security and controls, and to investigate and remediate any security vulnerabilities.
We are subject to laws and regulations in the U.S. and in other countries relating to privacy and the collection, use, transfer, storage and security of personal data, including the European Union General Data Protection Regulation ("GDPR"), the UK GDPR, the EU ePrivacy Directive, Singapore’s Personal Data Protection Act, China’s Personal Information Protection Law ("PIPL"), India's Digital Personal Data Protection Act, and other privacy and data security laws throughout the Asia Pacific region and across the globe. In the U.S., many states including California, Colorado, Connecticut, Minnesota, New Hampshire, Tennessee, Texas, Utah and Virginia have enacted data privacy laws. The California Consumer Privacy Act ("CCPA") became effective January 1, 2020 and was further amended by the California Privacy Rights Act ("CPRA"), which became effective on January 1, 2023. The CCPA and CPRA, among other requirements, require covered companies to provide new rights and disclosures to California consumers, and allow such consumers abilities to opt-out of certain sales of personal information and other activities, and creates a new regulatory enforcement body. These and potential additional regulations and avenues for enforcement could result in, among other things, government inquiries, which could result in significant penalties. Additionally, new privacy and data protection laws and regulations are being considered, under development or are pending at the U.S. Federal and state level and many international jurisdictions.
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
We have completed numerous acquisitions of businesses, including the recent acquisitions of Crown, JetCool and Anord Mardix, and we may acquire additional businesses in the future. Any future acquisitions may require additional equity financing, which could be dilutive to our existing shareholders, or additional debt financing, which could increase our leverage and potentially affect our credit ratings. Any downgrades in our credit ratings associated with an acquisition could adversely affect our ability to borrow by resulting in more restrictive borrowing terms.
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
We depend on our executive officers and other key employees and skilled personnel.
Our success depends to a large extent upon our ability to hire and retain a workforce with the skills necessary for our business to develop and manufacture the products desired by our customers. We need highly skilled personnel in multiple areas including, among others, engineering, manufacturing, information technology, cybersecurity, supply chain, business development, and management including our executive officers and other key employees. Generally, our employees are not bound by employment or non-competition agreements, and we cannot assure you that we will retain our executive officers and other key employees. We could be seriously harmed by the loss of any of our executive officers or other key employees. Future leadership transitions and management changes may cause uncertainty in, or a disruption to, our business, and may increase the likelihood of senior management or other employee turnover. In addition, in connection with expanding our design and engineering services offerings, we must attract and retain experienced design engineers. Our failure to recruit and retain experienced design engineers could limit the growth of our design and engineering services offerings, which could adversely affect our business. There is substantial competition in our industry for skilled employees and we may incur higher labor, recruiting and/or training costs in order to attract and retain employees with the requisite skills. We may not be successful in hiring or retaining such employees which could adversely impact our business and results of operations. Additionally, hiring, training and retaining skilled employees may be adversely impacted by global economic uncertainty and changes to workforce trends. From time to time, we face challenges that may impact employee retention, such as workforce reductions and facility consolidations and closures, and some of our most experienced employees are retirement-eligible which may adversely impact retention. To the extent that we lose experienced personnel through retirement or otherwise, it is critical for us to develop other employees, hire new qualified employees and successfully manage the transfer of critical knowledge.
There are risks associated with the separation of Nextracker, which could negatively impact our business, financial condition and results of operations.
On January 2, 2024, we completed the separation of the Nextracker business. We may not achieve all of the benefits expected to result from the separation, or such benefits may be delayed, for a variety of reasons. If we fail to achieve all of the expected benefits , or if such benefits are delayed, our business, financial condition and results of operations could be materially and adversely affected. In addition, claims, suits, or legal proceedings may arise in connection with the separation of Nextracker and the agreements that were entered into in connection with or as part of the separation. If we receive an adverse judgment in any such matter, we could be required to pay damages or cease certain practices or activities. Regardless of the merits of the claims, suits or other legal proceedings may be both time-consuming and disruptive to our business. The defense and ultimate outcome of any claims, suits or other legal proceedings could have a material adverse effect on our businesses, financial condition and results of operations.
In connection with the separation, Nextracker agreed to retain and indemnify us for certain liabilities and obligations. However, third parties could also seek to hold us responsible for any of the liabilities that Nextracker has agreed to retain, and there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that Nextracker’s ability to satisfy its indemnification obligation will not be impaired in the future. In addition, Flex’s and/or Nextracker’s insurance coverage may not be available or sufficient to cover certain occurrences of indemnified liabilities, and in any event insurers may deny coverage for liabilities associated with certain occurrences of indemnified liabilities. Moreover, even if we ultimately succeed in recovering from Nextracker or such insurance providers any amounts for which we are held liable, we may be temporarily required to bear these losses. Each of these risks could have a material adverse effect on our businesses, financial condition and results of operations. Further, the Nextracker LLC operating agreement provides certain obligations of Nextracker and its affiliates with respect to specified tax distributions and other matters. We have an ongoing dispute with Nextracker regarding one such tax distribution obligation, and we have otherwise relied and will continue to rely on Nextracker to satisfy its performance and payment obligations in good faith under these agreements. If Nextracker is unable or unwilling to satisfy its obligations under these agreements, including its indemnification obligations, we may incur losses or not realize expected benefits.
If the Nextracker spin-off fails to qualify for tax-free treatment, we, our subsidiaries and our former shareholders could incur significant tax liabilities.
Pursuant to the Merger Agreement by and among us, Nextracker, Yuma, Inc. ("Yuma") and Yuma Acquisition Corp. ("Merger Sub") dated as of February 7, 2023 (the "Merger Agreement"), on January 2, 2024, we effectuated a distribution of the remaining interests that we owned in Nextracker to all our shareholders through the following transactions (together, the "Transactions"): (i) a court-approved capital reduction carried out pursuant to Section 78G of the Singapore Companies Act (the "Capital Reduction"), (ii) a distribution of all the shares of the common stock, par value $0.001, of Yuma (the "Yuma Common Stock") by way of a distribution in specie to our shareholders (the "Distribution" and, together with any distribution in the series of internal distributions of the shares of Yuma Common Stock from Flextronics International USA, Inc. ("FIUI") to us through a chain of our wholly-owned subsidiaries, the "Distributions"), (iii) the merger of Yuma Merger Sub with and into Yuma, with Yuma surviving the merger as a wholly-owned subsidiary of Nextracker (the "Merger") and pursuant to which each share of Yuma Common Stock outstanding immediately prior to the Merger was automatically converted into the right to receive a number of shares of Class A common stock of Nextracker (the "Class A common stock") based on the Exchange Ratio (as defined in the Merger Agreement) (with cash payments to holders of shares of Yuma Common Stock in lieu of any fractional shares of Class A common stock in accordance with the terms of the Merger Agreement), and (iv) the merger of Yuma with and into a wholly-owned limited liability company subsidiary of Nextracker, with such limited liability company surviving the merger as a wholly-owned subsidiary of Nextracker, which was undertaken on January 2, 2024 shortly following the completion of the Merger (together with the Merger, the "Mergers").

We received a private letter ruling from the Internal Revenue Service (the "IRS") regarding certain matters germane to the Distributions qualifying as tax-free under Section 355 of the Internal Revenue Code of 1986, as amended (the "Code"). In addition to the private letter ruling, we received an opinion from Deloitte Tax LLP to the effect that the Distributions will qualify as tax-free under Section 355 of the Code and the Mergers will qualify as a tax-free reorganization under Section 368(a) of the Code. The private letter ruling and opinion are based on certain facts and assumptions, and certain representations and undertakings, from us and Nextracker establishing that certain conditions that are necessary to obtain tax-free treatment under the Code have been satisfied. If any of the facts, representations, assumptions or undertakings with respect to the private letter ruling or the opinion is not correct or has been violated, we may not be able to rely on the private letter ruling or opinion. The opinion represents Deloitte Tax LLP’s judgment and is not binding on the IRS or the courts, and the IRS or the courts may not agree with the conclusions reached in the opinion, so there can be no certainty that the IRS will not challenge the conclusions reflected in the opinion or that a court will not sustain such a challenge. In addition, the opinion was based on then-current law, and cannot be relied on if such law changes with retroactive effect. If, notwithstanding the conclusions expressed in the private letter ruling and the opinion, the Distributions or the Mergers were determined to be taxable, we, our subsidiaries and our former shareholders could incur significant tax liabilities. For example, if one or more of the Distributions were determined to be taxable, we would generally recognize gain in an amount equal to the excess of the fair market value of the Yuma common stock distributed at the time of the Distributions over the tax basis in the shares distributed.
Our operating results may fluctuate significantly due to seasonal demand.
We experience some seasonal trends from our diverse end-market exposure. For example, two of our end markets, the lifestyle market and the consumer devices market, exhibit particular strength generally in the two quarters leading up to the end of the calendar year in connection with the holiday season. We have historically experienced stronger revenues in our second and third fiscal quarters as compared to our other fiscal quarters, with our fourth fiscal quarter being the weakest. Economic conditions or other factors, including the impact of seasonal trends, could lead to diminished orders which could harm our business.
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
Unforeseen or catastrophic events could have a material adverse effect on our operations and financial results.
Our operations or systems could be disrupted by natural disasters, terrorist activity, public health issues, cybersecurity incidents, interruptions of service from utilities,or transportation or telecommunications providers, political crises and geopolitical conflicts, physical attacks on our senior leadership and/or our office locations, or other unforeseen or catastrophic events. Climate change may exacerbate the frequency and intensity of natural disasters and adverse weather conditions. Such events could make it difficult or impossible to manufacture or deliver products to our customers, receive production materials from our suppliers, or perform critical functions, which could adversely affect our revenue and require significant recovery time and expenditures to resume operations. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, some of our systems are not fully redundant and we cannot be sure that our plans will fully protect us from all such disruptions.
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
The Organization for Economic Co-operation and Development ("OECD") and participating countries continue to work toward the enactment of a global minimum tax rate of 15%, among other provisions, as part of its Base Erosion and Profit Shifting Project. Many countries, including certain countries in which we currently operate, have enacted or are in the process of enacting laws based on the OECD’s proposals. These rules and other tax laws and related regulations that are revised, enacted and implemented, could increase tax complexity and uncertainty and adversely impact our effective tax rate and cash tax liability. The foregoing and other changes to tax laws could have broader implications, including impacts to the economy, currency markets, inflation or competitive dynamics, which are difficult to predict, and may positively or negatively impact the Company.
Our taxes could also increase if certain tax holidays or incentives are not renewed upon expiration, are retracted, which could occur if we are unable to satisfy the conditions on which such incentives are based, or if tax rates applicable to us in such jurisdictions are otherwise increased. Our continued ability to qualify for specific tax holiday extensions will depend on, among other things, our anticipated investment and expansion in these countries and the manner in which the local governments interpret the requirements for modifications, extensions or new incentives. Further, the global minimum tax is expected to reduce the benefits achieved from tax incentives.
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
Our credit is rated by credit rating agencies. Our 4.750% Notes due June 2025, our 3.750% Notes due 2026, our 6.000% Notes due 2028, our 4.875% Notes due 2029, our 4.875% Notes due 2030, and our 5.250% Notes due 2032 are currently rated BBB- by Standard and Poor's ("S&P") which is considered to be "investment grade" by S&P, rated Baa3 by Moody’s which is considered to be "investment grade" by Moody's, and rated BBB- by Fitch which is considered to be "investment grade" by Fitch. Any decline in our credit rating may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us, if at all, negatively impact the price of our ordinary shares, increase our interest payments under some of our existing debt agreements, and have other negative implications on our business, many of which are beyond our control. In addition, the interest rate payable on some of our credit facilities is subject to adjustment from time to time if our credit ratings change. Thus, any potential future negative change in our credit rating may increase the interest rate payable on these credit facilities.
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
Challenges in managing working capital could significantly impact our cash flow, profit margins, and overall business performance.
Our operations are working capital intensive and our inventories, accounts receivable, and accounts payable are significant components of our net asset base. Our ability to manage our working capital as well as efficiently manage our receivables and payables is important to the successful operation of our business and resulting cash flow, including meeting our funding needs.

If we do not manage our working capital adequately, our business, operating results, and financial condition may be materially adversely affected. Numerous factors impact cash flow in a given financial period, which include:
•failing to adequately manage our materials purchasing and payment policies;
•fluctuations in the level of revenues from our operating activities;
•fluctuations in collections of receivables;
•timing and size of payables;
•timing and size of capital expenditures;
•the repayment schedules of our debt service obligations; and
•the ability to optimize our terms and conditions with suppliers.
Our debt level may create limitations.
As of March 31, 2025, our total debt was approximately $3.7 billion. This level of indebtedness could limit our flexibility as a result of debt service requirements and restrictive covenants, and may limit our ability to access additional capital or execute our business strategy.
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
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. We also ascribe value to certain identifiable intangible assets, which consist primarily of customer relationships, developed technology and trade names, among others, as a result of acquisitions. We have in the past incurred and may in the future incur impairment charges on goodwill or identifiable intangible assets if we determine that the fair values of goodwill or identifiable intangible assets are less than their current carrying values. We evaluate, on a regular basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of goodwill may no longer be recoverable, in which case an impairment charge to earnings would become necessary. If the financial performance of our businesses were to decline significantly, we could incur a material non-cash charge in our statement of operations for the impairment of goodwill and other intangible assets. Refer to note 2 to the consolidated financial statements and "Critical Accounting Policies and Estimates" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the impairment testing of goodwill and identifiable intangible assets.
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
International Risks
Global economic conditions, including inflationary pressures, currency volatility, stagflation, slower economic growth or recession, high or rising interest rates, trade conflicts, tariffs, geopolitical uncertainty and instability in financial markets have in the past adversely affected, and may in the future adversely affect, our business, results of operations, financial condition, and access to capital markets.
Our operations and the execution of our business plans and strategies are subject to the effects of global economic trends, geopolitical risks and demand or supply shocks from events that could include political crises and conflict (including the Russian invasion of Ukraine, the Israel-Hamas war, the attacks on shipping vessels in the Red Sea), war, a major terrorist attack, natural disasters or actual or threatened public health emergencies. They are also affected by local and regional economic environments, supply chain constraints and policies in the U.S. and other markets that we serve, including interest rates, monetary policy, inflation, stagflation, slower economic growth, recession, commodity prices, currency volatility, currency controls or other limitations on the ability to expatriate cash, sovereign debt levels and actual or anticipated defaults on sovereign debt. For example, the ongoing conflict between Russia and Ukraine and the related sanctions and other measures imposed by the European Union, the U.S. and other countries and organizations in response have led, and may continue to lead, to disruption and instability in global markets, supply chains and industries that could negatively impact our business, financial condition and results of operations. Additionally, changes in local economic conditions or outlooks, such as lower rates of investment or economic growth in China, Europe or other key markets, affect the demand for or profitability of our products and services outside the U.S., and the impact on the Company could be significant given the extent of our activities outside the United States. We also do business in many emerging market jurisdictions where economic, political and legal risks are heightened. These factors have in the past adversely affected, and may in the future adversely affect, our business.
Political changes and trends such as populism, protectionism, economic nationalism and sentiment toward multinational companies and resulting tariffs, export controls or other trade barriers, or changes to tax or other laws and policies, have been and are expected to continue to be disruptive and potentially costly to our business, and these can interfere with our global operating model, supply chain, production costs, customer relationships, customer demand and competitive position. Such measures can be imposed suddenly and unpredictably. For example, the current U.S. administration has recently imposed new tariffs on goods from China and other countries. Further escalation of specific trade tensions, including as a result of the imposition of new tariffs (including retaliatory tariffs), tariff increases or other trade restrictions between the U.S. and its major trading partners, intensified decoupling between the U.S. (as well as other major economies) and China, or in global trade conflict more broadly could materially increase our product input costs, negatively affect global economic conditions contracting customer demand, or could be harmful to our business or that of our customers, and related decreases in confidence or investment activity in the global markets would adversely affect our business performance. As a contract manufacturer, we expect to recover the costs of tariffs by passing tariff costs to our customers which would increase net sales, decrease operating income margins, and negatively affect operating cash flow timing as we recover paid tariffs from our customers. To the extent we are unsuccessful in passing tariff costs to some customers, our results of operations and cash flows would be negatively impacted. The actual impact of new tariffs on our business is subject to a number of factors including the restrictions on trade, the effective date and duration of such tariffs, countries included in the scope of tariffs, changes to amounts of tariffs, and potential retaliatory tariffs imposed by other countries.
Inflationary pressures, such as what the market continues to experience, could affect our profitability and cash flows, due to higher wages, higher operating costs, higher financing costs, and/or higher supplier prices. Inflation may also adversely affect foreign exchange rates. We may be unable to pass along such higher costs to our customers. In addition, inflation may adversely affect customers’ financing costs, cash flows, and profitability, which could adversely impact their operations and our ability to collect receivables. High or rising interest rates could have a dampening effect on overall economic activity and/or the financial condition of our customers, either or both of which could negatively affect customer demand for our manufacturing services and our customers’ ability to repay obligations to us.
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
We have facilities across the globe including in Israel and Ukraine. If these facilities were to be damaged, destroyed or otherwise unable to operate, whether due to war, acts of hostility, or terrorist acts, such an event could jeopardize our ability to develop, manufacture and deliver certain products and adversely affect our operations and results of operations. Our operations have been, and could continue to be, disrupted by the absence of employees called to active duty to perform military service. The Russia-Ukraine conflict, the Israel-Hamas war, the attacks on shipping vessels in the Red Sea, and other hostilities or armed conflicts, or the interruption or curtailment of trade or transport between the countries where our facilities are located and their respective trading partners, have in the past and could in the future adversely affect our operations and results of operations.
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
•trade restrictions including limitations on imports or exports of components or assembled products, unilaterally or bilaterally, as well as;
•trade sanctions and related regulatory enforcement actions and other proceedings;
•potential trade wars;
•scrutiny by the media and other third parties of labor practices within our industry which may result in allegations of violations, more stringent and burdensome labor laws and regulations and inconsistency in the enforcement and interpretation of such laws and regulations, higher labor costs, and/or loss of revenues;

•inflationary pressures, such as those the market has recently been experiencing, which may increase costs for materials, supplies, and services;
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
•global supply chain disruptions, including disruptions in international commerce as a result of attacks on shipping vessels in the Red Sea, which has in the past slowed, and may in the future slow the ability of our facilities to import necessary materials and export our products and adversely affect our business;
•political or social unrest; and
•a potential reversal of current favorable policies encouraging foreign investment or foreign trade by our host countries.
The attractiveness of our services to customers and our ability to conduct business with certain customers can be affected by changes in U.S. and other countries' policies, including regarding trade. We have significant operations located in China, which have been in the past, and could in the future be, adversely affected by evolving laws, regulations and policies, including with regard to import and export tariffs and restrictions, and information security and privacy, as well as changes in the political and geopolitical environment involving China. U.S.-China bilateral trade relations remain uncertain. The U.S.’s various trade actions, including imposing tariffs on certain goods imported from China or deemed to be of Chinese origin, as well as the potential for new tariffs, trade embargoes or sanctions by the U.S., and countermeasures imposed by China in response, have, in the past adversely affected, and could in the future, depending on their duration and implementation as well as our ability to mitigate their impact, adversely affect our business, including in the form of increased cost of goods sold, decreased margins, increased pricing for customers, and reduced sales. Moreover, we could be subject to reputational harm if any of our customers, former customers or vendors were subject to U.S. sanctions or if our customers, former customers or vendors did business with sanctioned countries. Furthermore, geopolitical changes in China-Taiwan relations could disrupt the operations of several companies in Taiwan that are critical to the global supply of semiconductors and other electronic components on which many of our customers depend.
In addition, some countries in which we operate, such as Brazil, Hungary, India, Malaysia, Mexico and Poland, have experienced periods of slow or negative growth, high inflation, significant currency devaluations or limited availability of foreign exchange. Furthermore, in countries such as the U.S., Brazil, China, India and Mexico, governmental authorities exercise significant influence over many aspects of the economy, and their actions could have a significant effect on us.
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
From time to time, we are involved in various claims, suits, investigations and legal or governmental proceedings. Legal claims or regulatory matters may arise in the future and could involve matters relating to commercial disputes, government regulations and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims and other issues on a global basis. If we receive an adverse judgment in any such matter, we could be required to pay substantial damages, which could be in excess of amounts accrued, if any, and cease certain practices or activities. Regardless of the merits of the claims, litigation and other proceedings may be time-consuming, result in significant expense and disrupt our business. The defense and ultimate outcome of any lawsuits or other legal proceedings may result in higher expenses and a decrease in operating margin, which could have a material adverse effect on our business, financial condition, or results of operations. Any existing or future lawsuits or other proceedings could also divert the attention and resources of our management and other key employees, as well as harm our reputation, business, financial condition or results of operations.
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
We create and retain certain intellectual property rights to some of the technologies that we develop related to our engineering, design, and manufacturing services and our products. The measures we have taken to prevent unauthorized use of our technology may not be successful. If we are unable to protect our intellectual property rights, this could reduce or eliminate the competitive advantages of our proprietary technology, which would harm our business.
Our engineering, design and manufacturing services and our products involve the creation and use of intellectual property rights, which subject us to the risk of claims of infringement or misuse of intellectual property from third parties and/or breach of our agreements with third parties, as well as claims arising from the allocation of intellectual property risk among us and our customers. From time to time, we enter into intellectual property licenses (e.g., patent and software licenses) with third parties which obligate us to report covered behavior to the licensor and pay license fees to the licensor for certain activities or products, or that enable our use of third party technologies. We may also decline to enter into licenses for intellectual property that we do not think are useful for or used in our operations, or for which our customers or suppliers have licenses or have assumed responsibility.
Given the diverse and varied nature of our business and the location of our business around the world, certain activities we perform, such as providing assembly services in China and India, may fall outside the scope of those licenses or may not be subject to the applicable intellectual property rights. Our licensors may disagree and claim royalties are owed for such activities. In addition, the basis (e.g., base price) for any royalty amounts owed are audited by licensors and may be challenged. Our customers often require us to indemnify them against the risk of intellectual property-related claims and licensors may claim that activities we perform are covered by licenses to which we are a party.
If any claims of infringement or misuse of intellectual property from third parties and/or breach of our agreements with third parties, as well as claims arising from the allocation of intellectual property risk among us and our customers, are brought against us or our customers, whether or not these have merit, we could be required to expend significant resources in defense of such claims. In the event of such a claim, we or our customers may be required to spend a significant amount of money to develop alternatives or obtain licenses or to resolve the issue through litigation. We or our customers may not be successful in developing such alternatives or obtaining such licenses on reasonable terms or at all, and any such litigation might not be resolved in our or our customers' favor, in which cases we may be required to curtail certain of our services and offerings. Additionally, litigation could be lengthy and costly, and could materially harm our financial condition regardless of outcome.
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
We have implemented local and global compliance policies to ensure compliance with our legal obligations across our operations. A significant legal risk resulting from our international operations is compliance with the U.S. Foreign Corrupt Practices Act or similar local laws of the countries in which we do business, including the UK Anti-Bribery Act, which prohibits covered companies from making payments to foreign government officials to assist in obtaining or retaining business. Our Code of Business Conduct and Ethics prohibits corrupt payments on a global basis and precludes us from offering or giving anything of value to a government official for the purpose of obtaining or retaining business, to win a business advantage or to improperly influence a decision regarding Flex. Nevertheless, there can be no assurance that all of our employees and agents will refrain from taking actions in violation of this and our related anti-corruption policies and procedures. Any such violation could result in significant fines, criminal sanctions against us or our employees, prohibitions on the conduct of our business, or have a material adverse effect on our reputation, business, results of operations and financial condition.
If our products or components contain defects, demand for our services may decline, our reputation may be damaged, and we may be exposed to product liability and product warranty liability.
Our customers’ products and the manufacturing processes and design and engineering services that we use to produce them are often highly complex. Some of the products we design and manufacture, including in the automotive and health solutions industries, must satisfy strict safety, quality and regulatory standards. Defects in the products we manufacture or design, whether caused by a design, engineering, manufacturing or component failure or error, or deficiencies in our manufacturing processes, have occurred from time to time and, have in the past resulted, and may in the future result in delayed shipments to customers, reduced or canceled customer orders, or product or component failures. If these defects or deficiencies are significant, our business reputation could be damaged.
The failure of the products that we manufacture or of our manufacturing processes or facilities may subject us to regulatory enforcement, fines or penalties and, in some cases, require us to shut down, temporarily halt operations or incur considerable expense to correct a manufacturing process or facility.
In addition, we are from time to time exposed to product liability or product warranty claims, which may include liability for personal injury or property damage, and liability to pay for the recall, repair or replacement of a product or component, in addition to significant spend to resolve the claims. Even if our customers are responsible for the defects or defective specifications, they may refuse, or may not have the resources, to satisfy claims for costs or liabilities arising from these defects. While such claims are typically insured, this could expose us to additional liability claims. Any of these actions could increase our expenses, including increased insurance premiums, reduce our revenue or damage our reputation.

In addition, product liability and product recall insurance coverages are expensive and may not be available for some or all of our services offerings on acceptable terms, in sufficient amounts, or at all. A successful product liability or product warranty claim in excess of our insurance coverage or any material claim for which insurance coverage is denied, limited or is not available could have a material adverse effect on our business, results of operations and financial condition.
We may not meet regulatory quality standards applicable to our manufacturing and quality processes for medical devices, which could have an adverse effect on our business, financial condition or results of operations.
As a service provider engaged in the business of designing and manufacturing medical devices, we have compliance requirements in addition to those relating to other industries we serve within our business. We are required to register with the U.S. Food and Drug Administration ("FDA") and are subject to periodic inspection by the FDA for compliance with the FDA's Quality System Regulation ("QSR"), which requires manufacturers of medical devices to implement and adhere to design and process manufacturing controls, quality control, labeling, handling and documentation procedures. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections and product field monitoring by the FDA. If any FDA inspection reveals noncompliance with QSR or other applicable FDA regulations, and we do not address the FDA's concerns to its satisfaction, the FDA may take action against us, including issuing a letter of inspection observations or a warning letter, imposing fines, bringing an action against the Company and its officers, requiring a recall of the products we manufactured, refusing requests for clearance or approval of new products or withdrawing clearance or approval previously granted, issuing an import detention on products entering the U.S. from an offshore facility, or temporarily halting operations at or shutting down a manufacturing facility. If any of these actions were to occur, it would harm our reputation and cause our business to suffer.
Beyond the FDA in the U.S., our medical devices business is also subject to applicable state and other countries’ regulatory requirements. In the EU, we are required to maintain certain standardized certifications and must undergo periodic inspections to obtain and maintain these certifications. Continued noncompliance with the EU regulations could stop the flow of products into the EU from us or from our customers. In China, the National Medical Products Administration controls and regulates the manufacture and commerce of healthcare products. We must comply with the regulatory laws applicable to medical device manufacturers, or our ability to manufacture products in China could be impacted. In Japan, the Pharmaceutical Affairs Laws regulate the manufacture and commerce of healthcare products. These regulations also require that subcontractors manufacturing products intended for sale in Japan register with authorities and submit to regulatory audits. Other countries where we operate, including elsewhere in Asia and in Latin America, have similar laws regarding the regulation of medical device manufacturing. In the event of any noncompliance with these requirements, interruption of our operations and/or ability to sell into these markets could occur, which in turn could cause our reputation and business to suffer.
Failure to comply with domestic or international employment and related laws could result in the payment of significant damages, which would reduce our net income.
We are subject to a variety of domestic and foreign employment laws, including those related to safety, wages and overtime, discrimination, whistleblowing, classification of employees and independent contractors, and severance payments. Enforcement activity relating to these laws, particularly outside of the United States, can increase as a result of increased media attention due to violations by other companies, changes in law, and political and other factors. Any violations of these laws could lead to the assessment of fines against us by federal, state or foreign regulatory authorities or damages payable to employees, which fines could be substantial and which would reduce our net income.
Failure to meet sustainability, including environmental, social and governance expectations or standards, or to achieve our sustainability goals, may have an adverse impact on our business, impose additional costs on us, and expose us to additional risks.
Many governments, regulators, investors, customers, employees, and other stakeholders remain focused on sustainability practices and matters, including climate change and greenhouse gas ("GHG") emissions, environmental stewardship, responsible sourcing, social responsibility, human capital management, labor practices and workplace conduct, the usage of artificial intelligence, data privacy and human rights, with some expressing opposition to certain of these practices and matters. This attention has resulted in a variety of required and voluntary reporting regimes that are not harmonized and continue to change, including the EU’s Corporate Sustainability Reporting Directive ("CSRD") and the California Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act, among other similar laws. A number of our customers have adopted, or may adopt, procurement policies that include sustainability provisions that their suppliers should comply with, or they may seek to include such provisions in their procurement terms and conditions. Moreover, a number of investors have adopted, or may adopt, sustainability policies with which they expect their portfolio companies to comply.
We have established and publicly announced our sustainability strategy and certain goals, commitments, and targets, which we may change or refine in the future. These statements reflect our current initiatives, plans and aspirations, and are not guarantees that we will be able to achieve them. Evolving stakeholder expectations, and our ability to successfully execute these initiatives and accurately report our progress and accomplish our goals present numerous operational, financial, legal, regulatory, reputational and other risks and uncertainties, many of which are outside our control, and all of which could have a material adverse impact on our business. Standards for tracking and reporting sustainability matters continue to evolve and are subject to change, which could result in significant revisions to our current goals, reported progress in achieving such goals or our ability to achieve such goals in the future. Additionally, the implementation of and reporting on these initiatives impose additional costs on us and a diversion of resources. Our processes and controls may not comply with evolving standards for identifying, measuring and reporting sustainability metrics. If our sustainability initiatives fail to satisfy investors, current or potential customers, and our other stakeholders, our reputation, our ability to manufacture and sell products and services, our ability to attract or retain employees, and our attractiveness as an investment, business partner or acquirer could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets and objectives, adhere to our public statements, or satisfy various reporting laws, regulations or standards within the timelines we announce or otherwise as may be required, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation. In addition, in recent years "anti-ESG" and "anti-DEI" sentiment has gained momentum across the U.S., with several states, Congress and the Executive Branch having proposed or enacted "anti-ESG" and "anti-DEI" policies, legislation, executive orders or initiatives or issued related legal opinions, which could result in additional compliance obligations, private litigation, becoming the subject of investigations and enforcement actions, or reputational harm.
Climate change, and the legal and regulatory initiatives related to climate change, could adversely affect our business, results of operations and financial condition.
There continues to be concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other GHGs in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Changes in weather patterns and an increased frequency, intensity and duration of extreme weather conditions, such as hurricanes, earthquakes, wildfires, water or other natural resource shortages, droughts, or flooding, could, among other things, pose physical risks to and could impair our production capabilities, disrupt our supply chain and infrastructure, and impact our customers and their demand for our products and services. The geographic locations of our manufacturing facilities could intensify the negative impacts resulting from any of these issues. As a result, the effects of climate change could have a long-term adverse impact on our business, results of operations and financial condition. In many of the countries in which we operate, governmental bodies continue to enact legislation and regulations in response to the potential impacts of climate change. For example, some have enacted or are contemplating legislation and regulations that may impact how we conduct and/or report on our business by requiring the disclosure and tracking of certain GHG emissions, such as EU’s CSRD, EU Taxonomy, and the EU Corporate Sustainability Due Diligence Directive ("CSDDD") and California’s Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act. These laws and regulations have, and will continue to have, the potential to impact our operations directly or indirectly as a result of required compliance by us and our suppliers. In addition, we have committed to reducing our GHG emissions as part of our long-term sustainability strategy and we may take additional voluntary steps to mitigate our impact on climate change. As a result, we may experience increases in energy, production, transportation and raw material costs, capital expenditures and insurance premiums and deductibles. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the scope of potential regulatory change in the countries in which we operate. Given the political significance and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business, results of operations and financial condition.
Our failure to comply with environmental, health and safety, product stewardship and producer responsibility laws or regulations could adversely affect our business.
We are subject to extensive and changing federal, state, local and international environmental, health and safety laws and regulations, concerning, among other things, the health and safety of our employees, and the generation, use, storage, transportation, discharge and disposal of certain materials (including chemicals and hazardous substances) used in or derived from our manufacturing processes. We are also subject to laws and regulations governing the recyclability of products, the materials that may be included in products, and our obligations to dispose of these products after end users have finished with them. Such environmental legislation includes the EU Waste Electrical and Electronic Equipment Directive, China’s regulation on Management Methods for Controlling Pollution Caused by Electronic Information Products and the EU carbon border adjustment mechanism, among others. Additionally, we may be exposed to liability to our customers relating to the materials that may be included in the components that we procure for our customers’ products. Any violation or alleged violation by us of these laws or regulations could result in our customers refusing to purchase our products and subject us to significant costs, fines or other penalties, the suspension of production, or prohibitions on sales of products we manufacture. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant expenses, including expenses associated with the recall of any non-compliant product or with changes in our operational, procurement and inventory management activities.
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
We may be subject, from time to time, to legal and business challenges due to actions instituted by activist shareholders or others. Responding to such actions could be costly and time-consuming, may not align with our business strategies and could divert the attention of our Board of Directors and senior management from the pursuit of our business strategies. Perceived uncertainties as to our future direction as a result of shareholder activism may lead to the perception of a change in the direction of the business or other instability and may make it more difficult to attract and retain qualified personnel and business partners and may affect our relationships with vendors, customers and other third parties.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Risk Management and Strategy
Our cybersecurity risk management program is intended to protect the confidentiality, integrity, and availability of our critical information technology ("IT") systems and information. Our program is integrated into, and among the risks evaluated and considered by, our broader enterprise risk management program, which is designed to identify, assess, prioritize and mitigate risks across the organization to enhance our resilience and support the achievement of our strategic objectives. We designed and assess our cybersecurity risk management program based on multiple cybersecurity frameworks, such as the National Institute of Standards and Technology Cybersecurity Framework, as well as information security standards issued by the International Organization for Standardization, including ISO 27001, which we use as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Our global information security management program is ISO 27001:2022 certified.
Our cybersecurity risk management program is led by our Chief Information Security Officer ("CISO"), who manages our security team principally responsible for managing our cybersecurity risk assessment processes, our security controls, and our detection and response to cybersecurity incidents. Our program includes protocols for preventing, detecting and responding to cybersecurity incidents, and cross-functional coordination and governance of business continuity and disaster recovery plans. Components of our program include:
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
As of the date of this report, we do not believe that any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations or financial condition. Despite our security measures, however, there can be no assurance that we, or third parties with which we interact, will not experience a cybersecurity incident in the future that will materially affect us. For more information on our cybersecurity related risks, see Item IA,, "Risk Factors - "A breach of our IT or physical security systems, or violation of data privacy laws, may cause us to incur significant legal and financial exposure and adversely affect our operations."
Governance
The Audit Committee of our Board of Directors has primary responsibility for overseeing our cybersecurity risks and other information technology risks, including our plans to mitigate cybersecurity risks and to respond to data breaches.
The Audit Committee receives regular reports (at least quarterly) from our CISO on cybersecurity matters. These reports include a range of topics, including our cybersecurity risk profile, the current cybersecurity and emerging threat landscape, the status of ongoing cybersecurity initiatives, incident reports, and the results of internal and external assessments of our information systems. The Audit Committee also annually reviews the adequacy and effectiveness of our information and technology security policies and the internal controls regarding information and technology security and cybersecurity, and periodically receives updates from our internal audit function on the results of our cybersecurity audits and related mitigation activities. The Chair of the Audit Committee reports to the full Board on these discussions as appropriate.
The full Board also receives briefings from our CISO on cybersecurity matters annually. In addition, Board members periodically receive presentations on cybersecurity matters from external experts as part of the Board’s continuing education and overall risk oversight.
At the management level, our CISO leads our enterprise-wide cybersecurity program, and is responsible for assessing and managing our material risks from cybersecurity threats. In performing his role, our CISO is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through the management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. Our CISO reports to our Interim Chief Information Officer who, in turn, reports to our Chief Operating Officer and member of our executive leadership team.
Our CISO is an experienced cybersecurity executive with more than 20 years of experience building and leading cybersecurity, risk management, and information technology teams. Our CISO holds industry-recognized cybersecurity certifications, including having held Certified Information Systems Security Professional (CISSP) certification.
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
As of March 31, 2025, the square footage of our facilities by region is as follows:

Approximate Square Footage (In millions)
Asia	19.2
Americas	18.0
Europe	11.3
Total (1)	48.5
(1)Consists of 22.7 million square feet in facilities that we own with the remaining 25.8 million square feet in leased facilities.

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
As of May 15, 2025, there were 2,736 holders of record of our ordinary shares. This does not include persons whose stock is in nominee or "street name" accounts through brokers.
DIVIDENDS
Since inception, we have not declared or paid any cash dividends on our ordinary shares. We currently do not have plans to pay any cash dividends in fiscal year 2026.
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
Shareholders who apply, or who are required to apply, the Singapore Financial Reporting Standard ("FRS") 39, FRS 109 or Singapore Financial Reporting Standard (International) 9 ("SFRS(I) 9") (as the case may be) for the purposes of Singapore income tax may be required to recognize gains or losses (not being gains or losses in the nature of capital) in accordance with the provisions of FRS 39, FRS 109 or SFRS(I) 9 (as the case may be) (as modified by the applicable provisions of Singapore income tax law) even though no sale or disposal of shares is made.
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

The graph below assumes that $100 was invested in our ordinary shares, in the Standard & Poor's 500 Stock Index and in the peer group described above on March 31, 2020 and reflects the annual return through March 31, 2025, assuming dividend reinvestment.
The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performances of our ordinary shares.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Flex, the S&P 500 Index, and Peer Group

600
400
200
0
Index Value
2020
2021
2022
2023
2024
2025
Period Ending
Flex Ltd.
S&P 500 Index
Peer Group

	3/20	3/21	3/22	3/23	3/24	3/25
Flex Ltd.	100.00	218.63	221.49	274.75	453.19	524.00
S&P 500 Index	100.00	156.35	180.81	166.84	216.69	234.57
Peer Group	100.00	192.69	218.23	301.15	477.10	575.34
Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2025.
Index Data: Copyright Standard and Poor's, Inc. Used with permission. All rights reserved.

Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our ordinary shares made by us for the period from January 1, 2025 through March 31, 2025.

Period (2)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - February 1, 2025	1,681,545	$41.42	1,681,545	$1,264,759,150
February 2 - March 1, 2025	1,866,481	$40.80	1,866,481	$1,188,610,528
March 2 - March 31, 2025	4,415,833	$34.92	4,415,833	$1,034,403,120
Total	7,963,859		7,963,859

(1)    During the period from January 1, 2025 through March 31, 2025, all purchases were made pursuant to the program discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.
(2)    On August 8, 2024, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $1.7 billion. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of March 31, 2025, shares in the aggregate amount of $1.0 billion were available to be repurchased under the current plan.
RECENT SALES OF UNREGISTERED SECURITIES
None.

ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data." In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under Item 1A,"Risk Factors." Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, for the results of operations discussion for the fiscal year ended March 31, 2024, compared to the fiscal year ended March 31, 2023.
OVERVIEW
We are the advanced, end-to-end manufacturing partner of choice that helps a diverse customer base design, build, deliver and manage innovative products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, we deliver technology innovation, supply chain, and manufacturing solutions to diverse industries and end markets. Our full suite of specialized capabilities includes design and engineering, supply chain, manufacturing, post-production and post-sale services, and proprietary products. We partner with customers across a diverse set of industries including data center, communications, enterprise, consumer, automotive, industrial, healthcare, industrial and power. As of March 31, 2025, we report our financial performance based on two operating and reportable segments as follows:
•Flex Agility Solutions ("FAS"), which is comprised of the following end markets:
◦Communications, Enterprise and Cloud ("CEC"), including data center, edge, and communications infrastructure
◦Lifestyle, including appliances, floorcare, smart living, HVAC, and power tools
◦Consumer Devices, including mobile and high velocity consumer devices.
•Flex Reliability Solutions ("FRS"), which is comprised of the following end markets:
◦Industrial, including industrial devices, capital equipment, renewables, critical power, and embedded power.
◦Automotive, including compute platforms, power electronics, motion, and interface
◦Health Solutions, including medical devices, medical equipment, and drug delivery
In fiscal year 2025, we formally introduced the next phase in our strategic evolution, its EMS + Products + Services approach. This hybrid model is focused on strengthening our core manufacturing and supply chain capabilities while expanding our portfolio of proprietary products and value-added services to maximize value creation for customers. To advance this approach, we completed several strategic acquisitions in fiscal year 2025 that enhance our differentiated portfolio to address critical data center customer challenges around power, heat and scale. These included the acquisitions of JetCool to expand direct-to-chip liquid cooling capabilities and Crown to increase critical power capabilities while adding opportunities in grid modernization.
Our strategy is to provide customers with a full range of cost competitive, vertically-integrated global supply chain solutions through which we can design, build, ship and service a complete packaged product for our customers. This enables our customers to leverage our supply chain solutions to meet their product requirements throughout the entire product lifecycle.
In today’s business landscape, we are witnessing greater product diversification by many companies, primarily in the technology sector, along with increased product complexity. These companies now require unique and customized manufacturing and supply chain solutions that meet their evolving requirements.
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
Nextracker Spin-off
On February 13, 2023, our former subsidiary, Nextracker completed an initial public offering (the "IPO") of its Class A common stock and on July 3, 2023 completed a follow-on offering to the IPO. Prior to the IPO, we maintained an 82.6% indirect ownership in Nextracker and consolidated Nextracker. Subsequent to the IPO and follow-on offering, we retained a 51.5% indirect ownership in Nextracker and continued to consolidate Nextracker and report Nextracker as an operating segment.
On January 2, 2024, we completed the previously announced Nextracker spin-off to Flex shareholders on a pro-rata basis based on the number ordinary shares of Flex held by each shareholder of Flex (the "Distribution") as of December 29, 2023, which was the record date of the Distribution, pursuant to the Agreement and Plan of Merger, dated as of February 7, 2023. Under the terms of the spin-off, Flex shareholders received approximately 0.17 shares of Nextracker Class A common stock for each Flex ordinary share held as of the record date of the Distribution. Flex shareholders received cash in lieu of any fractional shares.

As a result of the completion of the spin-off, Nextracker became a fully independent public company, we no longer directly or indirectly hold any shares of Nextracker common stock or any securities convertible into or exchangeable for shares of Nextracker common stock and subsequent to the third quarter ended December 31, 2023 we no longer consolidate Nextracker into our financial results. Flex ordinary shares continue to trade on Nasdaq under the ticker symbol "FLEX" and shares of Nextracker Class A common stock continue to trade on Nasdaq under the ticker symbol "NXT".

The historical financial results and financial position of Nextracker are presented as discontinued operations in the consolidated statements of operations for all periods (through the date of the Nextracker spin-off) presented. The historical statements of comprehensive income and cash flows and the balances related to stockholders’ equity have not been revised to reflect the effect of the spin-off. See note 7 "Discontinued Operations" to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further information. Unless otherwise indicated, any reference to income statement items in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" refers to results from continuing operations.
Update on Component Shortages and Logistical Constraints on our Business
Component shortages experienced in the recent past have largely subsided, however logistical constraints persist which have increased freight costs. We continue to monitor potential supply chain disruptions, as a result of emerging and evolving geopolitical tensions and tariff implementations. Refer to "Risk Factors - Supply chain disruptions, logistical constraints, manufacturing interruptions or delays, or the failure to accurately forecast customer demand, have in the past affected, and may in the future affect, our ability to meet customer demand, lead to higher costs, or result in excess or obsolete inventory" and "- Global economic conditions, including inflationary pressures, currency volatility, stagflation, slower economic growth or recession, high or rising interest rates, trade conflicts, tariffs, geopolitical uncertainty and instability in financial markets have in the past adversely affected, and may in the future adversely affect, our business, results of operations, financial condition, and access to capital markets."
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
Tariffs
The U.S. tariffs initially announced in April 2025, which continue to evolve, and other countries' potential retaliatory tariffs and import/export restrictions may materially increase our product input costs and negatively affect global economic conditions contracting customer demand. As a contract manufacturer, we expect to recover the cost of tariffs by passing tariff costs to our customers which would increase net sales, decrease operating income margins, and negatively affect operating cash flow timing as we recover paid tariffs from our customers. To the extent we are unsuccessful in passing tariff costs to our customers, our results of operations and cash flows would be negatively impacted. We will continue to monitor changes in global trade policy and employ measures to mitigate the impact of tariffs and leverage competitive opportunities. However, despite these efforts, the Company may not be able to fully mitigate the impact of changes in trade policies or an economic downturn. See Risk Factors - "Global economic conditions, including inflationary pressures, currency volatility, stagflation, slower economic growth or recession, high or rising interest rates, trade conflicts, tariffs, geopolitical uncertainty and instability in financial markets have in the past adversely affected, and may in the future adversely affect, our business, results of operations, financial condition, and access to capital markets."
Business Overview
We are one of the world's largest providers of global supply chain solutions, with revenues from continuing operations of $25.8 billion in the fiscal year ended March 31, 2025. We have established an extensive network of manufacturing facilities in the world's major markets (Asia, the Americas, and Europe) to serve the outsourcing needs of both multinational and regional customers. We design, build, ship, and service products for our customers through a network of approximately 100 facilities in approximately 30 countries across four continents. As of March 31, 2025, our total manufacturing capacity was approximately 27 million square feet. The following tables set forth the relative percentages and dollar amounts of net sales by region and by country, and net property and equipment, by country, based on the location of our manufacturing sites (amounts may not sum due to rounding):

	Fiscal Year Ended March 31,
	2025		2024
	(In millions)
Net sales by region:
Americas	$12,656	49%	$12,232	46%
Asia	7,701	30%	8,540	32%
Europe	5,456	21%	5,643	22%
	$25,813		$26,415

Net sales by country:
Mexico	$6,854	27%	$6,935	26%
China	4,319	17%	5,117	19%
U.S.	4,162	16%	3,598	14%
Malaysia	2,379	9%	2,122	8%
Brazil	1,552	6%	1,529	6%
Hungary	1,316	5%	1,368	5%
Other	5,231	20%	5,746	22%
	$25,813		$26,415

	Fiscal Year Ended March 31,
	2025		2024
	(In millions)
Property and equipment, net:
Mexico	$815	35%	$793	35%
U.S.	376	16%	334	15%
China	293	13%	307	14%
Malaysia	163	7%	142	6%
Hungary	140	6%	124	5%
Brazil	83	4%	88	4%
Other	460	19%	481	21%
	$2,330		$2,269

We believe that the combination of our extensive open innovation platform solutions, design and engineering services, advanced supply chain management solutions and services, significant scale and global presence, and manufacturing campuses, including many in low-cost geographic areas provide us with a competitive advantage and strong differentiation in the market for designing, manufacturing and servicing products for leading multinational and regional customers. Specifically, we offer our customers the ability to simplify their global product development, manufacturing process, and after-sales services, and enable them to meaningfully accelerate their time to market and cost savings.
Our operating results are affected by a number of factors, including the following:
•global economic conditions, including inflationary pressures, currency volatility, stagflation, slower economic growth or recession, high or rising interest rates, trade conflicts, tariffs, geopolitical uncertainty and instability in financial markets;

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

•the effects that current credit and market conditions could have on the liquidity and financial condition of our customers and suppliers, including any impact on their ability to meet their contractual obligations;

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
Net sales for fiscal year 2025 decreased approximately 2%, or $0.6 billion, to $25.8 billion from the prior year. Net sales for our FAS segment increased $0.2 billion, or 1%, from the prior year, primarily driven by a 1% increase in our CEC business, as strength in cloud outweighed softer demand in non-cloud. In addition, our CEC business benefited from an approximate $1 billion increase in customer buy-sell activity, which increases gross profit, but is accounted for as a reduction of the transaction price, and therefore, excluded from net sales. In customer buy-sell activities, the Company procures components from a customer to use in manufacturing and/or to provide services such as assembly, transformation, and integration. Later, it sells the finished product back to that customer or its end customers. The results of the FAS segment also reflected a 15% increase in our Consumer Devices business from stronger demand, offset by a 4% decrease in our Lifestyle business due to softer demand. Net sales for our FRS segment decreased $0.8 billion, or 6%, from the prior year, primarily driven by a decrease in net sales of 10% in our Industrial business which was driven by weaker demand in renewables, clean energy and industrial devices partially offset by strong growth and the Crown acquisition in critical power offerings, a 3% decrease in our Automotive business and a 3% decrease in our Health Solutions business, both due to lower customer demand. Our fiscal year

2025 gross profit totaled $2.2 billion, representing an increase of $0.3 billion, or 16%, from the prior year. The increase was primarily driven by an increase in gross profit margin due to improved product mix, operational efficiencies and lower restructuring charges. Our net income from continuing operations totaled $0.8 billion, representing a decrease of $34 million, or 4%, compared to fiscal year 2024, due to the factors explained above net of a $0.2 billion provision for income taxes in fiscal 2025 versus a $0.2 billion income tax benefit in fiscal 2024 primarily attributed to the release of a U.S. deferred tax asset valuation allowance occurring during fiscal year 2024, and not reoccurring in fiscal year 2025.
Cash provided by operating activities increased by approximately $0.2 billion in fiscal 2025 as compared with fiscal 2024, as a result of higher profitability (after consideration of non-cash deferred income taxes) and favorable working capital movements. Refer to "Liquidity and Capital Resources" section for further details of changes in net working capital.
We believe adjusted free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our adjusted free cash flow is defined as cash from operations, less net purchases of property and equipment to present adjusted cash flows on a consistent basis for investor transparency. Our adjusted free cash flow was $1.1 billion and $0.8 billion for fiscal years 2025 and 2024, respectively. Refer to the Liquidity and Capital Resources section for the adjusted free cash flows reconciliation to the most directly comparable GAAP financial measure of cash flows from operations. Cash used in investing activities increased by approximately $0.3 billion to a cash outflow of $0.8 billion for fiscal year 2025, compared with a cash outflow of $0.5 billion for fiscal year 2024, primarily due to an increase of approximately $0.4 billion in cash paid for acquisitions of businesses, net of cash acquired in fiscal year 2025. Cash used in financing activities decreased by approximately $0.8 billion to a cash outflow of $0.8 billion for fiscal year 2025, primarily driven by an approximately $0.5 billion increase in cash received from bank borrowings and long-term debt, along with a $0.4 billion decrease in repayments of bank borrowings and long-term debt in fiscal year 2025 compared to fiscal year 2024.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Due to global economic conditions, including the impact of ongoing trade conflicts and tariffs, and geopolitical conflicts (including the Russian invasion of Ukraine and the Israel-Hamas war), there has been and we expect there will continue to be uncertainty and disruption in the global economy and financial markets. We have made estimates and assumptions taking into consideration certain possible impacts due to the foregoing factors. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.
We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For further discussion of our significant accounting policies, refer to note 2 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data."
Revenue Recognition
In determining the appropriate amount of revenue to recognize, we apply the following steps: (i) identify the contracts with the customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) we satisfy a performance obligation. Further, we assess whether control of the product or services promised under the contract is transferred to the customer at a point in time (PIT) or over time (OT). We are first required to evaluate whether our contracts meet the criteria for OT recognition. We have determined that for a portion of our contracts, we are manufacturing products for which there is no alternative use (due to the unique nature of the customer-specific product and intellectual property restrictions) and we have an enforceable right to payment including a reasonable profit for work-in-progress inventory with respect to these contracts. For certain other contracts, the Company’s performance creates and enhances an asset that the customer controls as the Company performs under the contract. As a result, revenue is recognized under these contracts OT based on the cost-to-cost method as it best depicts the transfer of control to the customer based on the ratio of costs incurred to date as compared to the total estimated costs at completion of the performance obligation. For all other contracts that do not meet these criteria, we recognize revenue when we have transferred control of the related manufactured products which generally occurs upon delivery and passage of title to the customer. Service contract revenue is recognized on an overtime basis using the output method. Refer to note 4 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further details.
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
Business Combinations
In business combinations, the fair value of the net assets acquired and the results of the acquired businesses are included in the Company's consolidated financial statements from the acquisition dates forward. The Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, intangible assets and related deferred tax balances, useful lives of plant and equipment and amortizable lives for acquired intangible assets. Any excess of the purchase consideration over the fair value of the identified assets and liabilities acquired is recognized as goodwill and if the fair value of assets acquired and liabilities assumed exceeds the purchase consideration a gain on bargain purchase is recognized.
The Company estimates the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time. Contingent consideration is recorded at fair value as of the date of the acquisition with subsequent adjustments recorded in earnings. The valuation of acquired assets and liabilities is subject to further management review and may change between the preliminary allocation and end of the one-year purchase price allocation period. Refer to note 19 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further detail on our acquisitions.
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
RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales (amounts may not sum due to rounding). The financial information and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data".
The data below, and discussion that follows, represents our results from operations, and relative percentages.

	Fiscal Year Ended March 31,
	2025	2024
Net sales	100.0%	100.0%
Cost of sales	91.4	92.4
Restructuring charges	0.2	0.5
Gross profit	8.4	7.1
Selling, general and administrative expenses	3.5	3.5
Intangible amortization	0.3	0.3
Restructuring charges	0.1	0.1
Operating income	4.5	3.2
Interest expense	0.8	0.8
Interest income	0.2	0.2
Other charges (income), net	(0.1)	0.2
Equity in earnings (losses) of unconsolidated affiliates	—	0.1
Income from continuing operations before income taxes	4.0	2.5
Provision for (benefit from) income taxes	0.8	(0.8)
Net income from continuing operations	3.2	3.3
Net income from discontinued operations, net of tax	—	1.4
Net income	3.2	4.7
Net income attributable to noncontrolling interest and redeemable noncontrolling interest	—	0.9
Net income attributable to Flex Ltd.	3.2%	3.8%
Net sales

The following table sets forth our net sales by segment, and their relative percentages:

	Fiscal Year Ended March 31,
	2025		2024
Net sales:	(In millions)
Flex Agility Solutions	$14,074	55%	$13,923	53%
Flex Reliability Solutions	11,739	45%	12,492	47%
	$25,813		$26,415

Net sales for the fiscal year ended March 31, 2025 totaled $25.8 billion, representing a decrease of approximately $0.6 billion, or 2%, from $26.4 billion for the fiscal year ended March 31, 2024. Net sales for our FAS segment increased $0.2 billion, or 1%, from fiscal year 2024, mainly due to a 1% increase in our CEC business as strength in cloud outweighed softer demand in non-cloud. In addition, the CEC business benefited from an approximate $1 billion increase in customer buy-sell activity, which increases gross profit, but is accounted for as a reduction of the transaction price, and therefore, excluded from net sales. The results of the FAS segment also reflected a 15% increase in our Consumer Devices business from stronger demand, offset by a 4% decrease in our Lifestyle business due to softer demand. Net sales in our FRS segment decreased $0.8 billion, or 6%, from fiscal year 2024, driven primarily by a decrease in net sales of 10% in our Industrial business which was driven by weaker demand in renewables, clean energy and industrial devices partially offset by strong growth and the Crown acquisition in critical power offerings, a 3% decrease in our Automotive business, and a 3% decrease in our Health Solution business, primarily driven by softening demand in medical equipment, partially offset by increased demand for medical devices. The factors described above include the impact of certain customers transitioning from point in time to over time revenue recognition which increased net sales by approximately 1% for the year ended March 31, 2025. This transition also contributed to an increase in contract assets as of March 31, 2025.
Net sales for the fiscal year ended March 31, 2025 increased $0.4 billion to $12.7 billion in the Americas, decreased $0.8 billion to $7.7 billion in Asia, and decreased $0.2 billion to $5.5 billion in Europe.
Our ten largest customers during fiscal years 2025 and 2024 accounted for approximately 44% and 37% of net sales, respectively. We have made substantial efforts to maintain a diverse portfolio which allows us to operate at scale in many different industries, and, as a result, no customer accounted for greater than 10% of net sales in fiscal year 2025 or 2024.
Cost of sales
Cost of sales is affected by a number of factors, including the number and size of new manufacturing programs, product mix, labor cost fluctuations by region, component costs and availability and capacity utilization.
Cost of sales during fiscal year 2025 totaled $23.6 billion, representing a decrease of approximately $0.8 billion, or 3% from $24.4 billion during fiscal year 2024. The decrease in cost of sales is more than the decreased consolidated sales of $0.6 billion, or 2%, as a result of favorable mix with increases in revenue in higher margin cloud and power products as well as cost actions taken during the period. Cost of sales in FAS decreased $45 million, less than 1%, from fiscal year 2024 and cost of sales in FRS for fiscal year 2025 decreased $0.8 billion, or approximately 7%, from fiscal year 2024, as a result of decreased sales and product mix.
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
Gross profit during fiscal year 2025 increased $0.3 billion to $2.2 billion, or 8.4% of net sales, from $1.9 billion, or 7.1% of net sales, during fiscal year 2024. The increase in gross profit during fiscal year 2025 in spite of lower sales was due to the factors discussed above as well as lower restructuring costs in fiscal year 2025.
Segment income

An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, certain restructuring charges, customer related asset impairment, legal and other, interest expense, interest income, other charges (income), net, and equity in earnings of unconsolidated affiliates. A portion of depreciation is allocated to the respective segments, together with other general corporate, research and development and administrative expenses.
The following table sets forth segment income and margins. Segment margins in the table below may not recalculate exactly due to rounding.

	Fiscal Year Ended March 31,
	2025		2024
	(In millions)
Segment income:
Flex Agility Solutions	$854	6.1%	$669	4.8%
Flex Reliability Solutions	684	5.8%	666	5.3%
FAS segment margin increased 130 basis points, to 6.1% for fiscal year 2025, from 4.8% for fiscal year 2024. The margin increase during the period was driven by strong execution, product mix and cost actions taken.
FRS segment margin increased 50 basis points, to 5.8% for fiscal year 2025, from 5.3% for fiscal year 2024. The margin increase in the FRS segment was primarily driven by increased productivity, favorable mix and cost actions taken.
Restructuring charges
During fiscal year 2025, we committed to targeted restructuring activities to improve operational efficiency by reducing excess workforce capacity. As a result, we recognized approximately $86 million of restructuring charges, primarily related to employee severance. During fiscal year 2024, we recognized approximately $175 million of restructuring charges, also primarily related to employee severance.
Refer to note 16 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our restructuring activities.
Selling, general and administrative expenses
Selling, general and administrative expenses ("SG&A") totaled $904 million, during fiscal year 2025, compared to $922 million during fiscal year 2024, decreasing by $18 million and representing no significant change as SG&A remained consistent at 3.5% of net sales.
Intangible amortization
Amortization of intangible assets were $70 million in each of fiscal years 2025 and 2024, representing no significant change from fiscal year 2024, due to amortization related to existing intangibles decreasing year over year being offset by amortization related to intangibles acquired from various business acquisitions occurring in the second half of fiscal year 2025.
Interest expense
Interest expense was $218 million during fiscal year 2025, compared to $207 million during fiscal year 2024, increasing $11 million primarily due to the issuance of $0.5 billion in senior notes during fiscal year 2025.
Interest income
Interest income was $61 million during fiscal year 2025, compared to $56 million during fiscal year 2024, increasing $5 million primarily due to increased cash deposits.
Other charges (income), net
During fiscal year 2025, we recorded $14 million of other income, net, compared to $44 million of other charges, net, in fiscal year 2024. The increase in other income, net was primarily driven by a gain on bargain purchase of $19 million as a result of an acquisition occurring during the fourth quarter of fiscal year 2025. Additionally, losses on foreign exchange items in fiscal year 2025 decreased from $24 million to $10 million compared to fiscal year 2024.

Refer to notes 17 and 19 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our other charges (income), net and business acquisitions & divestitures.
Equity in earnings (losses) of unconsolidated affiliates
During fiscal year 2025, we recorded $3 million of equity in losses of unconsolidated affiliates, compared to $8 million of equity in earnings of unconsolidated affiliates during fiscal year 2024. The decrease during fiscal year 2025 was primarily due to lower investment fund gains versus fiscal year 2024, resulting from overarching market conditions that impacted investment fund values during the fiscal year.
Income taxes
We work to ensure that we accrue and pay the appropriate amount of income taxes according to the laws and regulations of each jurisdiction in which we operate. Certain of our subsidiaries have, at various times, been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. The consolidated effective tax rates were 18.1% and (30.9)% for the fiscal years 2025 and 2024, respectively. The effective rate varies from the Singapore statutory rate of 17.0% in each year as a result of the following items:

	Fiscal Year Ended March 31,
	2025	2024
Income taxes based on domestic statutory rates	17.0%	17.0%
Effect of jurisdictional tax rate differential	1.3%	10.3%
Change in unrecognized tax benefit	(1.9)%	(1.4)%
Change in valuation allowance	(3.6)%	(102.9)%
Foreign exchange movement on prior year taxes recoverable	0.4%	(0.2)%
Liability for undistributed earnings	0.6%	20.3%
Global intangible low-taxes income (GILTI) / Subpart F income	0.9%	1.9%
Nextracker related transactions gains	—%	17.2%
Earnings from partnership	—%	7.0%
U.S. state taxes	1.0%	1.5%
Excess compensation (Section 162(m))	1.6%	2.3%
Other	0.8%	(3.9)%
(Benefit from) provision for income taxes	18.1%	(30.9)%
A number of countries in which the Company is located allow for tax holidays or provide other tax incentives to attract and retain business. In general, these holidays were secured based on the nature, size and location of the Company’s operations. The effect of tax holidays and tax incentives we received primarily for our subsidiaries in China, Malaysia, Netherlands, Costa Rica, and Israel was $17 million and $20 million in fiscal years 2025 and 2024, respectively. Refer to note 15 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion. We generate most of our revenues and profits from operations outside of Singapore.
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
The OECD Pillar Two Global Anti-Base Erosion ("GloBE") model rules, issued under the OECD Inclusive Framework on Base Erosion and Profit Shifting, introduce a global minimum tax of 15% applicable to multinational enterprise groups with consolidated financial statement revenue in excess of €750 million. Numerous foreign jurisdictions have already enacted tax legislation based on the GloBE rules, with some effective as early as January 1, 2024. As of March 31, 2025, we recognized a nominal income tax expense for Pillar Two GloBE minimum tax. However, Singapore (our parent company jurisdiction) has enacted OECD Pillar 2 legislation which will be applicable to our fiscal year 2026, which we believe will adversely impact our effective tax rate. The amount of the future impact will be dependent upon a number of factors, including the changing jurisdictional mix of earnings, future legislative enactments in other jurisdictions, and new OECD guidance. The Company will continue to monitor the evolving tax legislation and OECD guidance, along with its impact to the effective tax rate and cash flows.

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was enacted into law, which includes a new corporate minimum tax, a stock repurchase excise tax, numerous green energy credits, other tax provisions, and significantly increased enforcement resources. While detailed regulations on some aspects of the act are still outstanding, we do not anticipate a material impact to our consolidated financial statements from these provisions.
Net income from continuing operations
Net income from continuing operations was $838 million during fiscal year 2025, compared to $872 million during fiscal year 2024, primarily driven by the same factors attributable to income from continuing operations before income taxes and the release of U.S. deferred tax asset valuation allowances in fiscal year 2024 as outlined above.
Net income from discontinued operations
Net income from discontinued operations was zero in fiscal year 2025, compared to $373 million in fiscal year 2024. Net income from discontinued operations was solely related to our Nextracker business that was spun off during fiscal year 2024.
Net income attributable to noncontrolling interest
Net income attributable to noncontrolling interest was zero in fiscal year 2025, compared to $239 million during fiscal year 2024, primarily driven by the same factors noted in the discussion above for net income from discontinued operations.
LIQUIDITY AND CAPITAL RESOURCES
We continuously evaluate our ability to meet our obligations over the next 12 months and have proactively adjusted our capital structure to improve maturities and liquidity. We expect that our current financial condition, including our liquidity sources, are adequate to fund current and future commitments. As of March 31, 2025, we had cash and cash equivalents of approximately $2.3 billion and bank and other borrowings of approximately $3.7 billion. We have a $2.5 billion revolving credit facility that is due to mature in July 2027 (the "2027 Credit Facility"), under which we had no borrowings outstanding as of March 31, 2025. In March 2025 we entered into a $500 million delayed draw term loan credit agreement, under which we had no borrowings outstanding as of March 31, 2025. Borrowings under the delayed draw term loan may be used for working capital, capital expenditures, refinancing of current debt, and other general corporate purposes. Refer to note 9 to the condensed consolidated financial statement for details on the 2027 Credit Facility and the delayed draw term loan. As of March 31, 2025, we were in compliance with the covenants under all of our credit facilities and indentures and expect to remain in compliance with the covenants in the upcoming 12 months.
In fiscal year 2024, we implemented a 10b5-1 bond buyback program, aiming to repurchase certain outstanding bonds issued by us. During the twelve-month period ended March 31, 2025, we repurchased approximately $53 million of our 4.750% Notes due June 2025, resulting in an immaterial gain in our consolidated statement of operations.
Our cash balances are held in numerous locations throughout the world. As of March 31, 2025, approximately 81% of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated, under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $0.8 billion as of March 31, 2025). Repatriation could result in an additional income tax payment; however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.
Fiscal Year 2025
Cash provided by operating activities was $1.5 billion during fiscal year 2025. The total cash provided by operating activities resulted primarily from $0.8 billion of net income for the period plus $0.8 billion of non-cash charges such as depreciation, amortization, non-cash lease expense, restructuring and impairment charges, deferred income taxes and stock-based compensation. Non-cash charges were in line with the prior year with the exception of deferred income taxes that were significantly impacted in fiscal year 2024 by factors outlined in the income tax section above. These cash inflows of $1.6 billion were partially offset by a net change in our operating assets and liabilities of $0.1 billion as the reduction in inventory and increase in payables compared to fiscal year 2024 were offset by increases in accounts receivable, contract assets and a decrease in working capital advances.
We believe net working capital is a key metric that measures our liquidity. Net working capital is calculated as current assets less current liabilities. Net working capital decreased by $1.5 billion to $3.0 billion as of March 31, 2025 from $4.5 billion as of March 31, 2024. This decrease was primarily driven by a $1.2 billion increase in the current portion of long-term debt as two notes will mature within twelve months of March 31, 2025. Additional factors include a $1.1 billion decrease in inventory and a $0.7 billion increase in accounts payable being partially offset by a $0.6 billion increase in accounts receivable, net, a $0.4 billion increase in contract assets and working capital advances decreasing by $0.6 billion as inventory levels reduced.
Cash used in investing activities totaled $0.8 billion during fiscal year 2025. This was primarily driven by $0.4 billion of cash paid for the acquisitions of the Orangeburg manufacturing facility, Crown and JetCool, net of cash acquired, and $0.4 billion of capital expenditures for property and equipment to continue expanding capabilities and capacity in support of our businesses. Refer to Note 19 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our business acquisitions & divestitures.
Cash used in financing activities was $0.8 billion during fiscal year 2025. This was primarily driven by $1.3 billion of cash paid for the repurchase of our ordinary shares, partially offset by $0.5 billion of proceeds from borrowings. Refer to note 9 and note 20 to the consolidated financial statement in Item 8, "Financial Statements and Supplementary Data" for additional details.
Fiscal Year 2024
Cash provided by operating activities was $1.3 billion during fiscal year 2024. The total cash provided by operating activities resulted primarily from $1.2 billion of net income for the period plus $0.3 billion of non-cash charges such as depreciation, amortization, non-cash lease expense, restructuring and impairment charges, deferred income taxes and stock-based compensation. Depreciation expense was $0.4 billion and relatively consistent with prior years. These additions were offset by a net change in our operating assets and liabilities of $0.3 billion.
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
Adjusted Free Cash Flow
We believe adjusted free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our adjusted free cash flow is defined as cash from operations, less net purchases of property and equipment to present adjusted free cash flows on a consistent basis for investors. Our adjusted free cash flow was $1.1 billion and $0.8 billion for fiscal years 2025 and 2024, respectively. Adjusted free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Adjusted free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Adjusted free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Fiscal Year Ended March 31,
	2025	2024
	(In millions)
Net cash provided by operating activities	$1,505	$1,326
Purchases of property and equipment	(438)	(530)
Proceeds from the disposition of property and equipment	15	25
Adjusted free cash flow	$1,082	$821

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
We maintain a commercial paper program which provides short-term financing under which there were no borrowings outstanding as of March 31, 2025.
Historically, we have funded operations from cash and cash equivalents generated from operations, proceeds from public offerings of debt securities, bank debt and lease financings. We may enter into debt and equity financings, sales of accounts receivable and lease transactions to fund acquisitions and anticipated growth as needed. During fiscal year 2025 and 2024, we received approximately $4.0 billion and $3.6 billion, respectively, from other sales of receivables under our factoring programs. As of March 31, 2025 and 2024, the outstanding balance on receivables sold for cash was $0.7 billion and $0.8 billion, respectively, under our accounts receivable factoring programs, which were removed from accounts receivable balances in our consolidated balance sheets.
Historically we have been successful in refinancing and extending the maturity dates on our term loans and credit facilities. In July 2022, the Company entered into a new $2.5 billion credit agreement which matures in July 2027 and consists of a $2.5 billion revolving credit facility with a sub-limit of $360 million available for swing line loans, and a sub-limit of $175 million available for the issuance of letters of credit. In August 2024, the Company issued $500 million of 5.250% Notes due 2032. The Company received proceeds of approximately $496 million, net of discount and certain issuance costs. Refer to note 9 to the condensed consolidated financial statement for details.
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
Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $1.7 billion in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 8, 2024. During fiscal year 2025, we paid $1.3 billion to repurchase shares under the current and prior repurchase plans at an average price of $32.66 per share. As of March 31, 2025, shares in the aggregate amount of $1.0 billion were available to be repurchased under the current plan.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
In March 2025, we entered into a $500 million delayed draw term loan credit agreement, under which we had no borrowings outstanding as of March 31, 2025. Borrowings under the delayed draw term loan may be used for working capital, capital expenditures, refinancing of current debt, and other general corporate purposes. All borrowings under the delayed draw term loan will become due on December 31, 2027. Interest is based on either (a) a Term SOFR-based formula plus a margin of 87.5 basis points to 150 basis points, depending on the Company’s credit ratings, or (b) a Base Rate formula plus a margin of 0.0 basis point to 50.0 basis points, depending on the Company's credit ratings. Refer to note 9 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for details of our debt obligations.
In addition. we have leased certain of our property and equipment under finance lease commitments, and certain of our facilities and equipment under operating lease commitments. The following table summarizes current and non-current material cash requirements as of March 31, 2025 including future payments due under our debt including finance leases and related interest obligations and operating leases (amounts may not sum due to rounding):

	Total	1 Year or Less	2 - 3 Years	4 - 5 Years	Greater Than 5 Years
	(In millions)
Contractual Obligations:
Bank borrowings, long-term debt and finance lease obligations:
Bank borrowings and long-term debt	$3,706	$1,209	$398	$709	$1,390
Interest on long-term debt obligations	642	146	242	174	80
Operating leases, net of subleases	670	158	232	146	134
Restructuring costs	51	51	—	—	—
Total contractual obligations	$5,069	$1,564	$872	$1,029	$1,604
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
A portion of our exposure to market risk for changes in interest rates relates to our highly liquid investment portfolio, with maturities of three months or less from original dates of purchase and are classified as cash equivalents on our consolidated balance sheet. We do not use derivative financial instruments in our highly liquid investment portfolio. We place cash and cash equivalents with various major financial institutions and highly rated money market accounts. Our investment policy has strict guidelines focusing on preservation of capital. The portfolio is comprised of various instruments including term deposits with banks, marketable securities and money market accounts. Our cash is principally invested in the U.S. dollar and China renminbi serving as a natural hedge of our renminbi denominated costs. As of March 31, 2025, the outstanding amount in the highly liquid investment portfolio was $1.5 billion, the largest components of which were U.S. dollar, Indian rupee, Brazilian real and Hong Kong dollar denominated money market accounts with an average return of 4.5%. A hypothetical 10% change in interest rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.
As of March 31, 2025, the approximate average fair value of our debt outstanding under our Notes due June 2025, February 2026, January 2028, June 2029, May 2030 and January 2032 was 99.8% of the face value of the debt obligations based on broker trading prices in active markets.
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
We endeavor to maintain a partial or fully hedged position for certain transaction exposures. These exposures are primarily, but not limited to, revenues, customer and vendor payments and inter-company balances in currencies other than the functional currency of the operating entity. The credit risk of our foreign currency derivative contracts is minimized since all contracts are with large financial institutions and accordingly, fair value adjustments related to the credit risk of the counter-party financial institutions were not material. The gains and losses on foreign currency derivative contracts generally offset the losses and gains on the assets, liabilities and transactions hedged. The fair value of currency derivative contracts is reported on the balance sheet. The aggregate notional amount of outstanding contracts as of March 31, 2025 amounted to $7.9 billion and the recorded fair values of the associated assets and liabilities were not material to the Company's consolidated financial position. The majority of these foreign exchange contracts expire in less than three months. They will settle primarily in the Brazilian real, Hong Kong dollar, China renminbi, Euro, Malaysian ringgit, Mexican peso, and U.S. dollar.
Based on our overall currency rate exposures as of March 31, 2025, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets, liabilities and cash flows, and other factors, a 10% appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position, results of operations and cash flows in the near-term.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Flex Ltd., Singapore
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Flex Ltd. and subsidiaries (the "Company") as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, redeemable noncontrolling interest and shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 21, 2025 expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
May 21, 2025
We have served as the Company’s auditor since 2002.

FLEX LTD.
CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2025	2024
	(In millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,289	$2,474
Accounts receivable, net of allowance for doubtful accounts	3,671	3,033
Contract assets	616	249
Inventories	5,071	6,205
Other current assets	1,194	1,031
Total current assets	12,841	12,992
Property and equipment, net	2,330	2,269
Operating lease right-of-use assets, net	562	601
Goodwill	1,341	1,135
Other intangible assets, net	343	245
Other non-current assets	964	1,015
Total assets	$18,381	$18,257
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$1,209	$—
Accounts payable	5,147	4,468
Accrued payroll and benefits	560	488
Deferred revenue and customer working capital advances	1,957	2,615
Other current liabilities	977	968
Total current liabilities	9,850	8,539
Long-term debt, net of current portion	2,483	3,261
Operating lease liabilities, non-current	456	490
Other non-current liabilities	590	642
Total liabilities	13,379	12,932
Commitments and contingencies (Note 14)
Shareholders' equity
Flex Ltd. shareholders' equity
Ordinary shares, no par value; 383,369,073 and 408,101,772 issued, and 377,817,433 and 408,101,772 outstanding as of March 31, 2025 and 2024, respectively	4,142	5,074
Treasury stock, at cost; 5,551,640 and zero shares as of March 31, 2025 and 2024, respectively	(200)	—
Accumulated earnings	1,284	446
Accumulated other comprehensive loss	(224)	(195)
Total shareholders' equity	5,002	5,325
Total liabilities and shareholders' equity	$18,381	$18,257

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2025	2024	2023
	(In millions, except per share amounts)
Net sales	$25,813	$26,415	$28,502
Cost of sales	23,584	24,395	26,503
Restructuring charges	70	155	23
Gross profit	2,159	1,865	1,976
Selling, general and administrative expenses	904	922	874
Intangible amortization	70	70	81
Restructuring charges	16	20	4
Operating income	1,169	853	1,017
Interest expense	218	207	230
Interest income	61	56	30
Other charges (income), net	(14)	44	6
Equity in earnings (losses) of unconsolidated affiliates	(3)	8	(4)
Income from continuing operations before income taxes	1,023	666	807
Provision for (benefit from) income taxes	185	(206)	124
Net income from continuing operations	838	872	683
Net income from discontinued operations, net of tax	—	373	350
Net income	838	1,245	1,033
Net income attributable to noncontrolling interest and redeemable noncontrolling interest	—	239	240
Net income attributable to Flex Ltd.	$838	$1,006	$793

Basic earnings per share from continuing operations	$2.14	$2.00	$1.50
Basic earnings per share from discontinued operations	—	0.31	0.25
Basic earnings per share attributable to the shareholders of Flex Ltd.	$2.14	$2.31	$1.75

Diluted earnings per share from continuing operations	$2.11	$1.98	$1.48
Diluted earnings per share from discontinued operations	—	0.30	0.24
Diluted earnings per share attributable to the shareholders of Flex Ltd.	$2.11	$2.28	$1.72

Weighted-average shares used in computing per share amounts:
Basic	391	435	454
Diluted	398	441	462

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
	2025	2024	2023
	(In millions)
Net income	$838	$1,245	$1,033
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6)	(19)	(64)
Unrealized gain (loss) on derivative instruments and other	(23)	18	52
Comprehensive income	$809	$1,244	$1,021
Comprehensive income attributable to noncontrolling interest and redeemable noncontrolling interest	—	239	240
Comprehensive income attributable to Flex Ltd.	$809	$1,005	$781

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY

	Redeemable Noncontrolling Interest	Ordinary Shares			Accumulated Other Comprehensive Loss					Total
	Amount	Shares Outstanding	Amount	Accumulated Earnings (Deficit)	Unrealized Gain (Loss) on Derivative Instruments And Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Gain (Loss)	Total Flex Ltd. Shareholders' Equity	Noncontrolling Interest	Shareholders' Equity
		(In millions)
BALANCE AT MARCH 31, 2022	$78	461	$5,664	$(1,353)	$(66)	$(116)	$(182)	$4,129	$—	$4,129
Issuance of Nextracker common stock and related transactions	(99)	—	644	—	—	—	—	644	158	802
Payment for pre-IPO dividend to redeemable noncontrolling interest	(22)	—	—	—	—	—	—	—	—	—
Repurchase of Flex Ltd. ordinary shares at cost	—	(20)	(337)	—	—	—	—	(337)	—	(337)
Issuance of Flex Ltd. vested shares under restricted share unit awards	—	9	1	—	—	—	—	1	—	1
Net income	43	—	—	793	—	—	—	793	197	990
Stock-based compensation	—	—	133	—	—	—	—	133	—	133
Total other comprehensive gain (loss)	—	—	—	—	52	(64)	(12)	(12)	—	(12)
BALANCE AT MARCH 31, 2023	—	450	6,105	(560)	(14)	(180)	(194)	5,351	355	5,706
Spin-off of Nextracker	—	—	(492)	—	—	—	—	(492)	(480)	(972)
Nextracker follow-on transactions and distribution	—	—	607	—	—	—	—	607	(114)	493
Repurchase of Flex Ltd. ordinary shares at cost	—	(51)	(1,298)	—	—	—	—	(1,298)	—	(1,298)
Issuance of Flex Ltd. vested shares under restricted share unit awards	—	9	—	—	—	—	—	—	—	—
Net income	—	—	—	1,006	—	—	—	1,006	239	1,245
Stock-based compensation	—	—	152	—	—	—	—	152	—	152
Total other comprehensive gain (loss)	—	—	—	—	18	(19)	(1)	(1)	—	(1)
BALANCE AT MARCH 31, 2024	—	408	5,074	446	4	(199)	(195)	5,325	—	5,325
Repurchase of Flex Ltd. ordinary shares at cost	—	(38)	(1,257)	—	—	—	—	(1,257)	—	(1,257)
Issuance of Flex Ltd. vested shares under restricted share unit awards	—	8	—	—	—	—	—	—	—	—
Net income	—	—	—	838	—	—	—	838	—	838
Stock-based compensation	—		125	—	—	—	—	125	—	125
Total other comprehensive gain (loss)	—	—	—	—	(23)	(6)	(29)	(29)	—	(29)
BALANCE AT MARCH 31, 2025	$—	378	$3,942	$1,284	$(19)	$(205)	$(224)	$5,002	$—	$5,002

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2025	2024	2023
	(In millions)
Cash flows from operating activities:
Net income	$838	$1,245	$1,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	439	431	414
Amortization and other impairment charges	100	106	87
Other non-cash income	3	(16)	(41)
Non-cash lease expense	142	139	131
Stock-based compensation	125	152	133
Deferred income taxes	23	(480)	(192)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(601)	380	(388)
Contract assets	(365)	(41)	(27)
Inventories	1,176	1,105	(974)
Other current and noncurrent assets	(216)	(297)	(55)
Accounts payable	630	(986)	(341)
Other current and noncurrent liabilities	(789)	(412)	1,170
Net cash provided by operating activities	1,505	1,326	950
Cash flows from investing activities:
Purchases of property and equipment	(438)	(530)	(635)
Proceeds from the disposition of property and equipment	15	25	20
Acquisitions of businesses, net of cash acquired	(405)	—	2
Proceeds from divestiture of businesses, net of cash held in divested businesses	(21)	12	2
Other investing activities, net	11	1	7
Net cash used in investing activities	(838)	(492)	(604)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	499	2	718
Repayments of bank borrowings and long-term debt	(58)	(409)	(1,024)
Payments for repurchases of ordinary shares	(1,257)	(1,298)	(337)
Proceeds from issuances of Nextracker shares	—	552	694
Payment for pre-IPO dividend to redeemable noncontrolling interest	—	—	(22)
Payment for purchase of Nextracker LLC units from TPG	—	(57)	—
Capital reduction from Nextracker spin off	—	(368)	—
Other financing activities, net	(5)	(78)	(27)
Net cash (used in) provided by financing activities	(821)	(1,656)	2
Effect of exchange rates on cash	(31)	2	(18)
Net (decrease) increase in cash and cash equivalents	(185)	(820)	330
Cash and cash equivalents, beginning of year	2,474	3,294	2,964
Cash and cash equivalents, end of year	$2,289	$2,474	$3,294

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION OF THE COMPANY
Flex Ltd. ("Flex" or the "Company") is the advanced, end-to-end manufacturing partner of choice that helps a diverse customer base design, build, deliver and manage innovative products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, Flex delivers technology innovation, supply chain, and manufacturing solutions to diverse industries and end markets. The Company's full suite of specialized capabilities includes design and engineering, supply chain, manufacturing, post-production and post-sale services, and proprietary products. Flex partners with customers across a diverse set of industries including data center, communications, enterprise, consumer, automotive, industrial, healthcare, industrial and power. As of March 31, 2025, Flex reports its financial performance based on two operating and reportable segments as follows:
•Flex Agility Solutions ("FAS"), which is comprised of the following end markets:
◦Communications, Enterprise and Cloud, including data center, edge, and communications infrastructure
◦Lifestyle, including appliances, floorcare, smart living, HVAC, and power tools
◦Consumer Devices, including mobile and high velocity consumer devices.
•Flex Reliability Solutions ("FRS"), which is comprised of the following end markets:
◦Industrial, including industrial devices, capital equipment, renewables, critical power, and embedded power.
◦Automotive, including compute platforms, power electronics, motion, and interface
◦Health Solutions, including medical devices, medical equipment, and drug delivery

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
Nextracker Follow-on Offering and Spin-off
On February 13, 2023, Nextracker Inc. ("Nextracker") completed an initial public offering (the "IPO") of its Class A common stock. Prior to the IPO, the Company maintained an 82.6% indirect ownership in Nextracker and consolidated Nextracker. On July 3, 2023, Nextracker completed a follow-on offering to its IPO and issued 15,631,562 shares of Class A common stock and received net proceeds of $552 million. The entire net proceeds were used by Nextracker to acquire 14,025,000 Nextracker LLC common units from Yuma, Inc., the Company’s indirect wholly-owned subsidiary, and 1,606,562 Nextracker LLC common units from TPG Rise Flash, L.P., an affiliate of the global alternative asset management firm TPG. As a result of the repurchase of Nextracker LLC common units by Nextracker, 15,631,562 shares of Nextracker Class B common stock were cancelled. The Company received approximately $495 million from the follow-on offering, after distribution of net proceeds to TPG and expenses. After the follow-on transaction, Flex held approximately 51.5% of Nextracker's common stock.
In connection with the IPO, Nextracker entered into a Tax Receivable Agreement ("TRA") with Flex and TPG wherein 85% of the tax benefits realized in relation to the IPO would be paid to those parties. Flex has not recorded an asset in relation to amounts potentially due to Flex under the TRA as the amounts are contingent upon Nextracker realizing the IPO related tax benefits. As such, amounts will be recognized in income, if and when they are received. Amounts that could be received by Flex, over a 20 year period, range from zero to approximately $300 million. During fiscal year 2025, $13 million was received under the Nextracker TRA.
On January 2, 2024, the Company completed its previously announced spin-off of its remaining interest in Nextracker to Flex shareholders on a pro-rata basis based on the number of ordinary shares of Flex held by each shareholder of Flex (the “Distribution”) as of December 29, 2023, which was the record date of the Distribution, pursuant to the Agreement and Plan of

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Merger, dated as of February 7, 2023. Under the terms of the Nextracker spin-off, Flex shareholders received approximately 0.17 shares of Nextracker Class A common stock for each Flex ordinary share held as of the record date of the Distribution. Flex shareholders received cash in lieu of any fractional shares. Nextracker spin-off is intended to qualify as a tax-free transaction for U.S. federal income tax purposes.
As a result of the completion of this spin-off, Nextracker became a fully independent public company, Flex no longer directly or indirectly holds any shares of Nextracker common stock or any securities convertible into or exchangeable for shares of Nextracker common stock and Flex no longer consolidates Nextracker into its financial results. All noncontrolling interest related to Nextracker have been eliminated through additional paid-in capital. Prior to or in connection with this spin-off, Flex entered into various agreements to effect Nextracker spin-off and provide a framework for the relationship between Flex and Nextracker following the spin-off, including a Separation Agreement, a Tax Matters Agreement, a Transition Services Agreement, as well as agreements governing future trading relationships.
Subsequent to this spin-off, Flex presents Nextracker’s historical operations as discontinued operations and, as such, Nextracker’s historical results have been excluded from continuing operations and unless otherwise indicated Flex’s disclosures are presented on a continuing operations basis.
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
The historical statements of comprehensive income and cash flows and the balances related to stockholders’ equity have not been revised to reflect the effect of the Nextracker spin-off. See note 7 "Discontinued Operations" for additional information.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things: allowances for doubtful accounts; inventory write-downs; valuation allowances for deferred tax assets; uncertain tax positions; valuation and useful lives of long-lived assets including property, equipment, and intangible assets; valuation of goodwill; valuation of investments in privately held companies; asset impairments; fair values of financial instruments, notes receivable and derivative instruments; restructuring charges; contingencies; warranty provisions; incremental borrowing rates in determining the present value of lease payments; accruals for potential price adjustments arising from customer contracts; fair values of assets obtained and liabilities assumed in business combinations; and the fair values of restricted share unit awards granted under the Company's stock-based compensation plans. Due to global economic conditions, including the impact of ongoing trade conflicts and tariffs, and geopolitical conflicts (including the Russian invasion of Ukraine, the Israel-Hamas war, and other geopolitical conflicts) there has been and will continue to be uncertainty and disruption in the global economy and financial markets. The Company has made estimates and assumptions taking into consideration certain possible impacts due to the foregoing factors. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Revenue Recognition
In determining the appropriate amount of revenue to recognize, the Company applies the following steps: (i) identifies the contracts with the customers; (ii) identifies performance obligations in the contracts; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations per the contracts; and (v) recognizes revenue when (or as) the Company satisfies a performance obligation. Further, the Company assesses whether control of the products or services promised under the contract is transferred to the customer at a point in time (PIT) or over time (OT). The Company is first required to evaluate whether its contracts meet the criteria for OT recognition. The Company has determined that for a portion of its contracts, the Company is manufacturing products for which there is no alternative use (due to the unique nature of the customer-specific product and intellectual property restrictions) and the Company has an enforceable right to payment including a reasonable profit for work-in-progress inventory with respect to these contracts. For certain other contracts, the Company’s performance creates and enhances an asset that the customer controls as the Company performs under the contract. As a result, revenue is recognized under these contracts OT based on the cost-to-cost method as it best depicts the transfer of control to the customer measured based on the ratio of costs incurred to date as compared to the total estimated costs at completion of the performance obligation. For all other contracts that do not meet these criteria, the Company recognizes revenue when it has transferred control of the related manufactured products which generally occurs upon delivery and passage of title to the customer. Service contract revenue is recognized on an overtime basis using the output method. Certain of the Company’s customer agreements include potential price adjustments which may result in variable consideration. These price adjustments include, but are not limited to, sharing of cost savings, committed price reductions, material margins earned over the period that are contractually required to be paid to the customers, rebates, refunds tied to performance metrics such as on-time delivery, and other periodic pricing resets that may be refundable to customers. The Company recognizes estimates of this variable consideration that are not expected to result in a significant revenue reversal in the future, primarily based on the amount of potential refunds required by the contract, historical experience and other surrounding facts and circumstances. Certain of the Company's customer contracts involve purchasing raw materials from customers or acting as an agent for the sale of certain customer products. Finished goods billings related to these products are reported net of the associated material cost in net sales in the consolidated statements of operations. Refer to note 4 "Revenue" for further details.
Government Incentives and Grants
The Company receives incentives from federal, state and local governments in different regions of the world that primarily encourage the Company to establish, maintain, or increase investment, employment, or production in the regions. The Company accounts for government incentives as a reduction in the cost of the capital investment or a reduction of expense, based on the substance of the incentives received. Benefits are generally recorded when all conditions attached to the incentive have been met and there is reasonable assurance of receipt. The Company records capital-related incentives as a reduction to Property and equipment, net on the consolidated balance sheets and recognizes a reduction to depreciation and amortization expense over the useful life of the corresponding acquired asset. The Company records operating grants as a reduction to expense in the same line item on the consolidated statements of operations as the expenditure for which the grant is intended to compensate. Government incentives and grant transactions are not material to the Company's financial position, results of operations or cash flows.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
receivables. To the extent the Company identifies exposures as a result of credit or customer evaluations, the Company also reviews other customer related exposures, including but not limited to inventory and related contractual obligations.
The following table summarizes the activity in the Company's allowance for doubtful accounts during fiscal years 2025, 2024 and 2023:

	Balance at Beginning of Year	Charges (Recoveries) to Costs and Expenses(1)	Deductions/ Write-Offs (2)	Balance at End of Year
	(In millions)
Allowance for doubtful accounts:
Year ended March 31, 2023	$52	$4	$(50)	$6
Year ended March 31, 2024	6	9	(3)	12
Year ended March 31, 2025	12	(1)	(4)	7

(1)Charges and recoveries incurred during fiscal years 2025, 2024 and 2023 are primarily for costs and expenses or bad debt recoveries related to various distressed customers.
(2)Deductions and write-offs during fiscal year 2023 is primarily as a result of a settlement reached with a certain former customer.
No customer accounted for greater than 10% of the Company's net sales in fiscal years 2025, 2024 or 2023. No customer accounted for greater than 10% of the Company's total balance of accounts receivable, net as of the fiscal year ended March 31, 2025, March 31, 2024 or March 31, 2023.
The Company's ten largest customers accounted for approximately 44%, 37% and 37%, of its net sales in fiscal years 2025, 2024 and 2023, respectively.
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
Cash and cash equivalents consisted of the following:

	As of March 31,
	2025	2024
	(In millions)
Cash and bank balances	$754	$1,715
Money market funds and time deposits	1,535	759
	$2,289	$2,474

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Inventories
Inventories are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. The stated cost is comprised of direct materials, labor and overhead. The components of inventories, net of applicable lower of cost or net realizable value write-downs, were as follows:

	As of March 31,
	2025	2024
	(In millions)
Raw materials	$4,092	$5,045
Work-in-progress	485	623
Finished goods	494	537
	$5,071	$6,205
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

	Depreciable Life (In Years)	As of March 31,
		2025	2024
		(In millions)
Machinery and equipment	2 - 10	$3,978	$3,960
Buildings	30	1,342	1,212
Leasehold improvements	Shorter of lease term or useful life of the improvement	669	651
Furniture, fixtures, computer equipment and software, and other	3 - 7	564	549
Land	—	126	123
Construction-in-progress	—	271	214
		6,950	6,709
Accumulated depreciation and amortization		(4,620)	(4,440)
Property and equipment, net		$2,330	$2,269
Total depreciation expense associated with property and equipment was approximately $439 million, $428 million and $411 million in fiscal years 2025, 2024 and 2023, respectively.
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
Accounting for Business and Asset Acquisitions

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company has strategically pursued business and asset acquisitions. For business combinations, the fair value of the net assets acquired and the results of the acquired businesses are included in the Company's consolidated financial statements from the acquisition dates forward. The Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and results of operations during the reporting period. Estimates are used in accounting for, among other things, the fair value of acquired net operating assets, property and equipment, intangible assets and related deferred tax liabilities, useful lives of plant and equipment and amortizable lives for acquired intangible assets. Any excess of the purchase consideration over the fair value of the identified assets and liabilities acquired is recognized as goodwill and if the fair value of assets acquired and liabilities assumed exceeds the purchase consideration a gain on bargain purchase is recognized.
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
Goodwill
The Company evaluates goodwill for impairment at the reporting unit level annually, and in certain circumstances such as a change in reporting units or whenever there are indications that goodwill might be impaired. The Company performed its annual goodwill impairment assessment on January 1, 2025 and as a result of the quantitative assessment of its goodwill, the Company determined that no impairment existed as of the date of the impairment test because the fair value of each one of its six reporting units exceeded its respective carrying value.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the activity in the Company's goodwill during fiscal years 2025 and 2024:

	FAS	FRS	Total
	(In millions)
Balance at March 31, 2023	$371	$768	$1,139
Divestitures (1)	—	(1)	(1)
Foreign currency translation adjustments	—	(3)	(3)
Balance at March 31, 2024	371	764	1,135
Acquisitions (2)	39	170	209
Foreign currency translation adjustments	—	(3)	(3)
Balance at March 31, 2025	$410	$931	$1,341
(1)A reduction of approximately $1 million as a result of the divestiture of a non-strategic immaterial business within the FRS segment in fiscal year 2024.
(2)Represents goodwill of $170 million from the Crown acquisition, $31 million from the JetCool acquisition and $8 million from an acquisition completed in the first quarter of fiscal year 2025. Refer to Note 19 for further details.
Other Intangible Assets
The Company's acquired intangible assets are subject to amortization over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value. The Company reviewed the carrying value of its intangible assets as of March 31, 2025 and concluded that such amounts continued to be recoverable.
Intangible assets are comprised of customer-related intangible assets that include contractual agreements and customer relationships, and licenses and other intangible assets that are primarily comprised of licenses, patents and trademarks, and developed technologies. Generally, both customer-related intangible assets and licenses and other intangible assets are amortized on a straight-line basis, over a period of up to ten years. No residual value is estimated for any intangible assets. The fair value of the Company's intangible assets purchased through business combinations is determined based on management's estimates of cash flow and recoverability. During fiscal year 2025, the total value of intangible assets increased by $165 million as a result of the Company's acquisitions during the period. These acquisitions contributed an additional $100 million in customer-related intangible assets and $65 million in licenses and other intangibles assets, such as trade names and technology. Refer to note 19 for additional information.
The components of acquired intangible assets are as follows:

	As of March 31, 2025				As of March 31, 2024
	Weighted-Average Remaining Useful life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In millions)
Intangible assets:
Customer-related intangibles	8.3	$383	$(186)	$197	$316	$(186)	$130
Licenses and other intangibles	6.7	365	(219)	146	298	(183)	115
Total		$748	$(405)	$343	$614	$(369)	$245

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Total intangible asset amortization expense recognized in operations during fiscal years 2025, 2024 and 2023 was $70 million, $70 million and $81 million, respectively. The gross carrying amounts of intangible assets are removed when fully amortized. During fiscal year 2025, the gross carrying amounts of fully amortized intangible assets totaled $31 million. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2026	$67
2027	57
2028	43
2029	40
2030	35
Thereafter	101
Total amortization expense	$343
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
Investments
The Company has an investment portfolio that consists of strategic investments in privately held companies, and certain venture capital funds which are included within other non-current assets. These privately held companies range from startups to more mature companies with established revenue streams and business models. As of March 31, 2025, and 2024, the Company's investments in non-consolidated companies totaled $119 million and $123 million, respectively.
The Company recognized $3 million of equity in losses and $8 million of equity in earnings, associated with its equity method investments, in Equity in earnings (losses) of unconsolidated affiliates on the consolidated statements of operations during fiscal years 2025 and 2024, respectively.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Customer Working Capital Advances
Customer working capital advances were $1.6 billion and $2.2 billion, as of March 31, 2025 and 2024, respectively. The customer working capital advances are not interest-bearing, do not generally have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production or the customer working capital advance agreement is terminated.
Other non-current assets
Other non-current assets include deferred tax assets of $577 million and $644 million as of March 31, 2025 and 2024, respectively.
Other Current Liabilities
Other current liabilities include customer-related accruals of $246 million and $277 million as of March 31, 2025 and 2024, respectively.
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
Obligations under these programs are classified within accounts payable on the condensed consolidated balance sheets, with the associated payments reflected in the operating activities section of the condensed consolidated statements of cash flows. The roll-forward of the Company's outstanding obligations confirmed as valid under its supplier finance programs for the

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
fiscal years ended March 31, 2025 and March 31, 2024 are as follows:

	Fiscal Year Ended
	March 31, 2025	March 31, 2024
	(In millions)
Confirmed obligations outstanding at the beginning of the year	$123	$157
Invoices confirmed during the year	574	604
Confirmed invoices paid during the year	(569)	(643)
Foreign currency exchange impact	(9)	5
Confirmed obligations outstanding at the end of the year	$119	$123
Leases
The Company is a lessee with several non-cancellable operating leases, primarily for warehouses, buildings, and other assets such as vehicles and equipment. The Company determines if an arrangement is a lease at contract inception. A contract is a lease or contains a lease when (1) there is an identified asset, and (2) the Company has the right to control the use of the identified asset. The Company recognizes a right-of-use ("ROU") asset and a lease liability at the lease commencement date for the Company's operating leases. For operating leases, the lease liability is initially measured at the present value of the unpaid lease payments at the lease commencement date. The Company has elected the short-term lease recognition and measurement exemption for all classes of assets, which allows the Company to not recognize ROU assets and lease liabilities for leases with a lease term of 12 months or less and with no purchase option the Company is reasonably certain of exercising. The Company has also elected the practical expedient to account for the lease and non-lease components as a single lease component, for all classes of underlying assets. Therefore, the lease payments used to measure the lease liability include all of the fixed considerations in the contract. Lease payments included in the measurement of the lease liability comprise the following: fixed payments (including in-substance fixed payments), and variable payments that depend on an index or rate (initially measured using the index or rate at the lease commencement date). As the Company cannot determine the interest rate implicit in the lease for the Company's leases, the Company uses the Company's estimate of the incremental borrowing rate as of the commencement date in determining the present value of lease payments. The Company's estimated incremental borrowing rate is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The lease term for all of the Company's leases includes the non-cancellable period of the lease plus any additional periods covered by either an option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.
As of March 31, 2025 and 2024, current operating lease liabilities were $135 million and $136 million, respectively, which are included in other current liabilities on the consolidated balance sheets.
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
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03 "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", which requires public entities to disclose specified information about certain costs and expenses. The guidance is effective for the Company beginning in the fourth quarter of fiscal year 2028 and will be applied retrospectively to all prior periods presented on its consolidated financial statements. We are currently evaluating the guidance to determine the impact on the Company's disclosures. In January 2025,

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
the FASB issued ASU 2025-01 on the same topic to clarify the amendments for ASU 2024-03 are effective for the Company in the fourth quarter of fiscal year 2028.
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07 "Segment Reporting - Improvements to Reportable Segment Disclosures", which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The guidance is effective for the Company beginning in the fourth quarter of fiscal year 2025. The Company adopted the guidance retrospectively during the fourth quarter of fiscal year 2025. See note 21 for additional reportable segment disclosures.
3. LEASES
The Company has several commitments under operating leases for warehouses, buildings, and equipment. The Company also has a number of finance leases with an immaterial impact on its consolidated financial statements. Leases have remaining lease terms ranging from approximately 1 year to 19 years.
The components of lease cost recognized were as follow (in millions):

Lease cost	Fiscal Year Ended
	March 31, 2025	March 31, 2024
Operating lease cost	$173	$167

Amounts reported in the consolidated balance sheet as of the fiscal years ended March 31, 2025 and 2024 were (in millions, except weighted average lease term and discount rate):

	As of March 31, 2025	As of March 31, 2024
Operating Leases:
Operating lease right of use assets	$562	$601
Operating lease liabilities *	591	626

Weighted-average remaining lease term (In years)
Operating leases	6.0	6.3

Weighted-average discount rate
Operating leases	4.4%	4.4%
* Operating lease liabilities includes $135 million current lease liabilities and $456 million non-current lease liabilities.

Other information related to leases was as follow (in millions):

	Fiscal Year Ended
	March 31, 2025	March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$168	$160

Right‑of‑use assets obtained in exchange for lease liabilities
Operating Lease	$106	$134

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Future lease payments under non-cancellable leases as of March 31, 2025 were as follows (in millions):

Fiscal Year Ended March 31,	Operating Leases
2026	$158
2027	126
2028	106
2029	84
2030	62
Thereafter	134
Total undiscounted lease payments	670
Less: imputed interest	79
Total lease liabilities	$591
Total rent expense amounted to $194 million, $188 million and $182 million in fiscal years 2025, 2024 and 2023, respectively.
4. REVENUE
Revenue Recognition
The Company provides a comprehensive suite of services for its customers that range from advanced product design to manufacturing and logistics to after-sales services. The first step in its process for revenue recognition is to identify a contract with a customer. A contract is defined as an agreement between two parties that creates enforceable rights and obligations and can be written, verbal, or implied. The Company generally enters into master supply agreements ("MSAs") with its customers that provide the framework under which business will be conducted. This includes matters such as warranty, indemnification, transfer of title and risk of loss, liability for excess and obsolete inventory, pricing formulas, payment terms, etc., and the level of business under those agreements may not be guaranteed. In those instances, the Company bids on a program-by-program basis and typically receives customer purchase orders for specific quantities and timing of products. As a result, the Company considers its contract with a customer to be the combination of the MSA and the purchase order, or any other similar documents such as a statement of work, product addendum, forecast commitments, emails or other communications that embody the commitment by the customer.
In determining the appropriate amount of revenue to recognize, the Company applies the following steps: (i) identifies the contracts with the customers; (ii) identifies performance obligations in the contracts; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations per the contracts; and (v) recognizes revenue when (or as) the Company satisfies a performance obligation. Further, the Company assesses whether control of the products or services promised under the contract are transferred to the customer at a point in time (PIT) or over time (OT). The Company is first required to evaluate whether its contracts meet the criteria for OT recognition. The Company has determined that for a portion of its contracts the Company is manufacturing products for which there is no alternative use (due to the unique nature of the customer-specific product and intellectual property restrictions) and the Company has an enforceable right to payment including a reasonable profit for work-in-progress inventory with respect to these contracts. For certain other contracts, the Company’s performance creates and enhances an asset that the customer controls as the Company performs under the contract. As a result, revenue is recognized under these contracts OT based on the cost-to-cost method as it best depicts the transfer of control to the customer measured based on the ratio of costs incurred to date as compared to the total estimated costs at completion of the performance obligation. For all other contracts that do not meet these criteria, the Company recognizes revenue when it has transferred control of the related manufactured products which generally occurs upon delivery and passage of title to the customer. Service contract revenue is recognized on an overtime basis using the output method.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
A contract liability is recognized when the Company receives payments in advance of the satisfaction of performance. Contract liabilities, identified as deferred revenue, were $377 million and $490 million as of March 31, 2025 and 2024, respectively, of which $347 million and $449 million, respectively, is included in deferred revenue and customer working capital advances under current liabilities.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated based on timing of transfer - PIT and OT for the fiscal years ended March 31, 2025, 2024 and 2023:

	Fiscal Year Ended March 31,
	2025	2024	2023
Timing of Transfer	(In millions)
FAS
Point in time	$11,303	$12,811	$14,942
Over time	2,771	1,112	827
Total	14,074	13,923	15,769
FRS
Point in time	8,778	11,706	12,004
Over time	2,961	786	729
Total	11,739	12,492	12,733
Flex
Point in time	20,081	24,517	26,946
Over time	5,732	1,898	1,556
Total	$25,813	$26,415	$28,502
During the year ended March 31, 2025, certain existing customer contractual relationships were changed to provide an enforceable right to payment for work completed to date that had the effect of transitioning revenue with those customers from being recognized on a point in time to an over time basis, with prospective effect. This change had the effect of increasing contract assets by $232 million as of March 31, 2025. Contract assets are generally transferred to receivables in the succeeding quarter due to the short-term nature of the Company’s manufacturing cycle.
5. SHARE-BASED COMPENSATION
Equity Compensation Plan
Flex historically maintains stock-based compensation plans at the corporate level. The Company grants equity compensation awards under its 2017 Equity Incentive Plan (as amended, the "2017 Plan").
Stock-Based Compensation Expense
The following table summarizes the Company's stock-based compensation expense for the 2017 Plan:

	Fiscal Year Ended March 31,
	2025	2024	2023
	(In millions)
Cost of sales	$32	$28	$24
Selling, general and administrative expenses	93	85	77
Total share-based compensation expense	$125	$113	$101
Cash flows related to tax benefits from stock-based compensation are classified as operating cash flows. During fiscal year 2025, the Company recognized $14 million of tax benefit associated with stock-based compensation expense as an operating cash inflow. No such tax benefits were recognized in fiscal years 2024 and 2023.
The 2017 Plan
As of March 31, 2025, the Company had approximately 18.4 million shares available for grant under the 2017 Plan. The Company grants restricted share unit ("RSU") awards under its 2017 Plan. RSU awards are rights to acquire a specified number of ordinary shares for no cash consideration in exchange for continued service with the Company. RSU awards generally vest in installments over three years, and unvested RSU awards are generally forfeited upon termination of employment.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Vesting for certain RSU awards is contingent upon both service and market conditions or both service and performance conditions.
As of March 31, 2025, the total unrecognized compensation cost related to unvested RSU awards under the 2017 Plan was approximately $196 million. These costs will be amortized generally on a straight-line basis over a weighted-average period of approximately two years. Approximately $14 million of the total unrecognized compensation cost is related to RSU awards granted to certain key employees whereby vesting is contingent on meeting certain market conditions. Approximately $16 million of the total unrecognized compensation cost is related to RSU awards granted to certain key employees whereby vesting is contingent on meeting certain performance conditions.
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
Expected Volatility of Flex—Volatility used in a Monte Carlo simulation is derived from the historical volatility of Flex's stock price over a period equal to the service period of the RSU awards granted. The service period is three years for those RSU awards granted in fiscal years 2025, 2024, and 2023.
Average Peer Volatility—Volatility used in a Monte Carlo simulation is derived from the historical volatilities of Flex's peer companies for the RSU awards granted in fiscal years 2025, 2024, and 2023.
Average Peer Correlation—Correlation coefficients were used to model the movement of Flex's stock price relative to Flex's peer companies for the RSU awards granted in fiscal years 2025, 2024, and 2023.
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
The fair value of the Company's RSU awards under the 2017 Plan, whereby vesting is contingent on meeting certain market conditions, for fiscal years 2025, 2024, and 2023 was estimated using the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2025	2024	2023
Expected volatility	34.6%	36.9%	49.0%
Average peer volatility	34.0%	35.2%	41.4%
Average peer correlation	0.3	0.4	0.4
Risk-free interest rate	4.4%	4.3%	3.0%

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Share-Based Awards Activity
The following table summarizes the Company's RSU award activity under the 2017 Plan ("Price" reflects the weighted-average grant-date fair value):

	Fiscal Year Ended March 31,
	2025		2024		2023
	Shares	Price	Shares	Price	Shares	Price
Unvested RSU awards outstanding, beginning of fiscal year	15,367,056	$17.73	15,348,615	$16.79	17,019,559	$14.13
Granted (1)	5,747,499	33.38	6,162,067	27.86	8,416,650	18.22
Vested (1)	(8,213,127)	16.46	(8,529,857)	14.34	(9,229,198)	12.51
Forfeited (2)	(1,170,193)	20.88	(994,150)	19.76	(858,396)	15.31
Adjustment due to the Nextracker spin-off (3)	—		3,380,381		—
Unvested RSU awards outstanding, end of fiscal year (4)	11,731,235	$24.96	15,367,056	$17.73	15,348,615	$16.79
(1)Included in fiscal years 2025, 2024 and 2023, amounts are 0.7 million, 1.2 million and 1.2 million of share bonus awards representing the number of awards achieved above target levels based on the achievement of certain market and performance conditions for awards granted in fiscal years 2022, 2021 and 2020, respectively. These awards were issued and immediately vested in accordance with the terms and conditions of the underlying awards.
(2)Includes immaterial RSU awards previously granted to Nextracker employees under the 2017 Plan canceled due to the Nextracker spin-off.
(3)Represents an adjustment to the outstanding RSU awards under the terms of the 2017 Plan using a conversion ratio of approximately 1.29 as a result of the Nextracker spin-off.
(4)The weighted-average grant date fair value of the RSUs included in the line item "Adjustment due to the Nextracker spin-off" is equal to the weighted-average grant date fair value of the awards at their respective grant date divided by a factor of approximately 1.29. The weighted-average grant date fair value of the unvested RSUs as of March 31, 2024 reflects the adjustment.
Of the 5.7 million unvested RSU awards granted in fiscal year 2025, approximately 4.0 million are plain-vanilla unvested RSU awards with no performance or market conditions with an average grant date price of $33.08 per share. Further, approximately 0.3 million of these unvested RSU awards granted in fiscal year 2025 represents the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions, with an average grant date fair value estimated to be $42.36 per award calculated using a Monte Carlo simulation. Vesting information for these shares is further detailed in the table below.
Of the 11.7 million unvested RSU awards outstanding under the 2017 Plan as of the fiscal year ended March 31, 2025, approximately 1.2 million unvested RSU awards represents the target amount of grants made to certain key employees whereby vesting is contingent on meeting certain market conditions summarized as follows:

	Target number of awards as of March 31, 2025 (in shares) (1)		Range of shares that may be issued (2)
		Average grant date fair value (per share)
					Assessment dates
Year of grant			Minimum	Maximum
Fiscal 2025	283,002	$42.36	—	566,004	June 2027
Fiscal 2024	386,668	$35.55	—	773,336	June 2026
Fiscal 2023	539,204	$23.45	—	1,078,408	June 2025
Totals	1,208,874			2,417,748
(1)    Includes an adjustment to the outstanding RSU awards under the terms of the 2017 Plan using a conversion ratio of approximately 1.29 as a result of the Nextracker spin-off.
(2)    Vesting ranges from zero to 200% based on measurement of Flex's total shareholder return against Flex's peer companies for RSU awards granted in fiscal years 2025, 2024 and 2023.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company will continue to recognize share-based compensation expense for awards with market conditions regardless of whether such awards will ultimately vest. During fiscal year 2025, 1.6 million shares vested in connection with the awards with market and performance conditions granted in fiscal year 2022.
Approximately 0.7 million of these unvested RSU awards granted in fiscal year 2025 represents the target amount of grants made to certain key employees whereby vesting is contingent on certain performance conditions, with an average grant date price of $31.14 per share. Vesting information for these shares is further detailed in the table below.
Of the 11.7 million unvested RSU awards outstanding under the 2017 Plan as of the fiscal year ended March 31, 2025, approximately 1.6 million unvested RSU awards represents the target amount of grants made to certain key employees whereby vesting is contingent on meeting certain performance conditions summarized as follows:

	Target number of awards as of March 31, 2025 (in shares) (1)		Range of shares that may be issued (2)
		Average grant date fair value (per share)
					Assessment date
Year of grant			Minimum	Maximum
Fiscal 2025	683,786	$31.14	—	1,119,404	Mar 2028
Fiscal 2024	386,965	$26.67	—	773,930	Mar 2027
Fiscal 2023	539,606	$16.52	—	1,079,212	Mar 2026
Totals	1,610,357			2,972,546
(1)    Includes an adjustment to the outstanding RSU awards under the terms of the 2017 Plan using a conversion ratio of approximately 1.29 as a result of the Nextracker spin-off.
(2)    Vesting ranges from zero to 200% based on performance of Company's average adjusted earnings per share growth and for certain awards vesting ranges from zero to 100% based on Company's adjusted operating profit goals.
The total intrinsic value of RSU awards vested under the Company's 2017 Plan was $260 million, $227 million and $148 million during fiscal years 2025, 2024 and 2023, respectively, based on the closing price of the Company's ordinary shares on the date vested.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The computation of earnings per share and weighted average shares outstanding of the Company’s ordinary shares for the following periods is presented below:

	Fiscal Year Ended March 31,
	2025	2024	2023
	(In millions, except per share amounts)
Numerator:
Net income from continuing operations	$838	$872	$683
Net income from discontinued operations, net of tax (Note 7)	—	373	350
Less: Net income attributable to noncontrolling interest and redeemable noncontrolling interest (Note 7)	—	239	240
Net income from discontinued operations attributable to Flex Ltd. (Note 7)	—	134	110
Total net income attributable to Flex Ltd.	$838	$1,006	$793

Denominator:
Weighted-average ordinary shares outstanding - basic	391	435	454
Weighted-average ordinary share equivalents from RSU awards (1)	7	6	8
Weighted-average ordinary shares and ordinary share equivalents outstanding - diluted	398	441	462

Earnings per share - basic
Continuing operations	$2.14	$2.00	$1.50
Discontinued operations, net of tax (Note 7)	—	0.31	0.25
Total attributable to the shareholders of Flex Ltd.	$2.14	$2.31	$1.75

Earnings per share - diluted
Continuing operations	$2.11	$1.98	$1.48
Discontinued operations, net of tax (Note 7)	—	0.30	0.24
Total attributable to the shareholders of Flex Ltd.	$2.11	$2.28	$1.72
(1)An immaterial amount of RSU awards during fiscal years 2025, 2024, and 2023, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted average ordinary shares equivalents.

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
Nextracker's financial results for periods prior to the spin-off have been reflected in our consolidated statement of operations, retrospectively, as discontinued operations. Details of net income from discontinued operations included in our consolidated statements of operations are as follows:

	Fiscal Year Ended March 31,
	2024 (1)	2023
	(In millions)
Net sales (2)	$1,664	$1,844
Cost of sales (2)	1,198	1,555
Gross profit	466	289
Selling, general and administrative expenses	145	121
Intangible amortization	—	1
Operating income	321	167
Interest, net	1	1
Other charges (income), net	(2)	(1)
Income before income taxes	322	167
(Benefit from) provision for income taxes	(51)	(183)
Net income from discontinued operations	373	350
Net income from discontinued operations attributable to noncontrolling interest and redeemable noncontrolling interest (3)	239	240
Net income from discontinued operations attributable to Flex Ltd.	$134	$110
(1)Represents the financial results for the nine-month period prior to the Nextracker spin-off. The financial results for the period from January 1, 2024 to the spin-off date were immaterial.
(2)Both net sales and cost of sales from discontinued operations includes the effect of intercompany transactions that were eliminated from Flex's consolidated operations of approximately $99 million and $59 million for fiscal years ended March 31, 2024 and 2023, respectively.
(3)Net income from discontinued operations attributable to noncontrolling interest represented a share of pre-tax income of $145 million and zero and of income tax benefits of $94 million and $197 million and distributions to redeemable noncontrolling interest of zero and $43 million for the fiscal years ended March 31, 2024 and 2023, respectively. As such, pre-tax income attributable to Flex Ltd. from discontinued operations was $177 million and $167 million for the same periods.
Details of cash flows from discontinued operations are as follows:

	Fiscal Year Ended March 31,
	2024 (1)	2023
	(In millions)
Net cash provided by (used in) discontinued operations operating activities (2)	$317	$108
Net cash used in discontinued operations investing activities	(4)	(3)
(1)Represents the financial results for the nine-month period prior to the Nextracker spin-off.
(2)Cash flows from discontinued operations operating activities includes the effect of intercompany transactions that were eliminated from Flex's consolidated operations of $54 million and ($23) million for the fiscal years ended March 31, 2024 and 2023, respectively.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. SUPPLEMENTAL CASH FLOW DISCLOSURES
The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Fiscal Year Ended March 31,
	2025	2024	2023
	(In millions)
Net cash paid for:
Interest	$214	$226	$227
Income taxes	184	243	124
Non-cash investing and financing activity:
Unpaid purchases of property and equipment	$136	$97	$184
Pre-IPO paid-in-kind dividend to redeemable noncontrolling interest	—	—	21
9. BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt are as follows:

	Maturity Date	As of March 31,
		2025	2024
		(In millions)
4.750% Notes ("2025 Notes") (1)	June 2025	531	584
3.750% Notes ("2026 Notes") (1)	February 2026	678	682
6.000% Notes ("2028 Notes") (1)	January 2028	398	397
4.875% Notes ("2029 Notes") (1)	June 2029	655	657
4.875% Notes ("2030 Notes") (1)	May 2030	676	681
5.250% Notes ("2032 Notes") (1)(2)	January 2032	499	—
3.600% HUF Bonds (3)	December 2031	269	274
Other		—	1
Debt issuance costs		(14)	(15)
		3,692	3,261
Current portion, net of debt issuance costs		(1,209)	—
Non-current portion		$2,483	$3,261
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
(3)In December 2021, the Company issued HUF 100 billion (approximately $269 million as of March 31, 2025) in aggregate principal amount of bonds under the National Bank of Hungary’s Bond Funding for Growth Scheme. The bonds are unsecured and unsubordinated obligations of the Company and rank equally with all of the Company’s other existing and future unsecured and unsubordinated obligations. The outstanding principal amount of the bonds bear interest at 3.60% per annum. The proceeds of the bonds were used for general corporate purposes. The bonds mature in December 2031 with annual payments equal to 10% of the original principal amount thereof on each of the seventh, eighth, and ninth anniversaries of the bonds, with the remaining 70% due upon maturity.
Revolving Credit Facilities:
In July 2022, the Company entered into a $2.5 billion credit agreement which matures in July 2027 (the "2027 Credit Facility") and consists of a $2.5 billion revolving credit facility with a sub-limit of $360 million available for swing line loans, and a sub-limit of $175 million available for the issuance of letters of credit. The 2027 Credit Facility replaced the previous $2.0 billion revolving credit facility, which was due to mature in January 2026. As of March 31, 2025 and 2024, no borrowings were outstanding.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
As of March 31, 2025 and 2024, the Company and certain of its subsidiaries had various uncommitted revolving credit facilities, lines of credit and other credit facilities of $584 million and $318 million in the aggregate, respectively. There were no borrowings outstanding under these facilities as of March 31, 2025 and 2024. These unsecured credit facilities, and lines of credit and other credit facilities bear annual interest at the respective country's inter-bank offering rate, plus an applicable margin.
Delayed Draw Term Loan:
In March 2025, the Company entered into a $500 million delayed draw term loan credit agreement. Borrowings under the delayed draw term loan may be used for working capital, capital expenditures, refinancing of current debt and other general corporate purposes. The delayed draw term loan is available to be drawn through June 30, 2025. All borrowings under the delayed draw term loan will become due on December 31, 2027. Interest is based on either (a) a Term SOFR-based formula plus a margin of 87.5 basis points to 150 basis points, depending on the Company’s credit ratings, or (b) a Base Rate formula plus a margin of 0.0 basis point to 50.0 basis points, depending on the Company's credit ratings. As of March 31, 2025, the Company had no borrowings outstanding.
Debt Covenants:
Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the 2027 Credit Facility and delayed draw term loan also require that the Company maintain a maximum ratio of total indebtedness to EBITDA (earnings before interest expense, taxes, depreciation and amortization), and a minimum interest coverage ratio. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 2025 Notes, 2026 Notes, 2028 Notes, 2029 Notes, 2030 Notes and 2032 Notes upon a change of control. As of March 31, 2025 and 2024, the Company was in compliance with its debt covenants.
The weighted-average interest rates for the Company's long-term debt were 4.6% and 4.5% as of March 31, 2025 and 2024, respectively.
Scheduled repayments of the Company's bank borrowings and long-term debt are as follows:

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Year Ending March 31,	Amount
(In millions)
2026	$1,209
2027	—
2028	398
2029	27
2030	682
Thereafter	1,390
Total	$3,706
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
As of March 31, 2025, the aggregate notional amount of the Company's outstanding foreign currency derivative contracts was $7.9 billion as summarized below:

	Notional Contract Value in USD
Currency	Buy	Sell
	(In millions)
Cash Flow Hedges
HUF	$400	$—
MXN	391	—
Other	577	7
	1,368	7
Other Foreign Currency Contracts
CNY	881	513
EUR	783	787
HKD	—	441
MXN	452	325
MYR	379	238
Other	807	921
	3,302	3,225
Total Notional Contract Value in USD	$4,670	$3,232
As of March 31, 2025 and 2024, the fair value of the Company's short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company's exposure to monetary assets and liabilities denominated in a non-functional

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of other charges (income), net in the consolidated statements of operations. The Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders' equity in the consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. Deferred losses were $8 million as of March 31, 2025, and are expected to be recognized primarily as a component of cost of sales in the consolidated statement of operations primarily over the next twelve-month period, except for gains attributable to changes in fair value of the USD HUF cross currency swaps, which are discussed below.
The Company entered into USD HUF cross currency swaps in December 2021 to hedge the foreign currency risk on the HUF bonds due December 2031, and the fair value of the cross currency swaps was included in other current assets and other non-current liabilities as of March 31, 2025 and March 31, 2024, respectively. The changes in fair value of the USD HUF cross currency swaps are reported in accumulated other comprehensive loss. In addition, corresponding amounts are reclassified out of accumulated other comprehensive loss to other charges (income), net to offset the remeasurement of the underlying HUF bond principal, which also impacts the same line.
The following table presents the fair value of the Company's derivative instruments utilized for foreign currency risk management purposes at March 31, 2025 and 2024:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2025	March 31, 2024	Balance Sheet Location	March 31, 2025	March 31, 2024
	(In millions)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$13	$45	Other current liabilities	$(18)	$(9)
Foreign currency contracts	Other non-current assets	—	—	Other non-current liabilities	(46)	(33)
Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$21	$14	Other current liabilities	$(15)	$(10)

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
11. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, during fiscal years ended March 31, 2025, 2024 and 2023 are as follows:

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Ending balance on March 31, 2022	$(66)	$(116)	$(182)
Other comprehensive loss before reclassifications	(25)	(67)	(92)
Net (gain) loss reclassified from accumulated other comprehensive loss	77	3	80
Net current-period other comprehensive gain (loss)	52	(64)	(12)
Ending balance on March 31, 2023	$(14)	$(180)	$(194)
Other comprehensive gain (loss) before reclassifications	95	(19)	76
Net (gain) loss reclassified from accumulated other comprehensive loss	(77)	—	(77)
Net current-period other comprehensive gain (loss)	18	(19)	(1)
Ending balance on March 31, 2024	$4	$(199)	$(195)
Other comprehensive gain (loss) before reclassifications	(77)	(6)	(83)
Net (gain) loss reclassified from accumulated other comprehensive loss	54	—	54
Net current-period other comprehensive gain (loss)	(23)	(6)	(29)
Ending balance on March 31, 2025	$(19)	$(205)	$(224)
Substantially all unrealized gains and losses relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the fiscal year 2025 were reclassified out of accumulated other comprehensive loss to other charges (income), net and cost of sales in the consolidated statement of operations, which primarily relate to the Company's foreign currency contracts accounted for as cash flow hedges.
The tax impact to other comprehensive loss was immaterial for all periods presented.
12. TRADE RECEIVABLES SALES PROGRAMS
The Company sells accounts receivables to certain third-party banking institutions under factoring programs. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $0.7 billion and $0.8 billion as of March 31, 2025 and 2024, respectively. For the fiscal years ended March 31, 2025, 2024 and 2023, total accounts receivable sold to certain third party banking institutions was approximately $4.0 billion, $3.6 billion and $3.5 billion, respectively. The receivables that were sold were removed from the consolidated balance sheets and the cash received was included as cash provided by operating activities in the consolidated statements of cash flows.
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
Level 1 - Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. There were no balances classified as level 1 in the fair value hierarchy as of March 31, 2025.
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
The Company has accrued for contingent consideration related to its acquisition of JetCool, classified as a level 3 measurement in the fair value hierarchy due to significant unobservable inputs. Fair value is determined using internal cash flow models that incorporate unobservable inputs, including the probability of achieving performance milestones. As of March 31, 2025 and March 31, 2024, the balances of contingent consideration were $5 million and zero, respectively.
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
There were no transfers between levels in the fair value hierarchy during fiscal years 2025 and 2024.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and 2024:

	Fair Value Measurements as of March 31, 2025
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (Note 2)	$—	$1,535	$—	$1,535
Foreign currency contracts (Note 10)	—	34	—	34
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	—	43	—	43
Liabilities:
Foreign currency contracts (Note 10)	$—	$(79)	$—	$(79)
Contingent consideration in connection with acquisitions	—	—	(5)	(5)

	Fair Value Measurements as of March 31, 2024
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (Note 2)	$—	$759	$—	$759
Foreign currency contracts (Note 10)	—	59	—	59
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	—	41	—	41
Liabilities:
Foreign currency contracts (Note 10)	$—	$(52)	$—	$(52)

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other financial instruments
The following table presents the Company's major debts not carried at fair value as of March 31, 2025 and 2024:

	As of March 31, 2025		As of March 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In millions)		(In millions)
4.750% Notes due June 2025	531	531	584	578	Level 1
3.750% Notes due February 2026	678	672	682	662	Level 1
6.000% Notes due January 2028	398	409	397	404	Level 1
4.875% Notes due June 2029	655	651	657	643	Level 1
4.875% Notes due May 2030	676	669	681	662	Level 1
5.250% Notes due January 2032	499	497	—	—	Level 1
3.600% HUF Bonds due December 2031	269	215	274	219	Level 2
The Notes due June 2025, February 2026, January 2028, June 2029, May 2030 and January 2032 are valued based on broker trading prices in active markets. HUF Bonds are valued based on the broker trading prices in an inactive market.
14. COMMITMENTS AND CONTINGENCIES
Commitments
As of March 31, 2025 and 2024, the gross carrying amount and associated accumulated depreciation of the Company's property and equipment financed under finance leases, and the related obligations was not material. The Company also leases certain of its facilities and equipment under non-cancelable operating leases. These operating leases expire in various years through 2044. Refer to note 3 for additional details on the minimum lease payments.
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
As previously disclosed, the Company was involved in a commercial dispute related to a construction matter with related production objectives. Management had assessed the potential outcomes of this dispute, considered available information, and consulted with legal counsel and as a result of this assessment recognized $50 million in the fourth quarter of the fiscal year ended March 31, 2024 as an accrual. The parties reached a settlement in line with the accrued amount after the end of the fourth quarter of the fiscal year ended March 31, 2025.
One of the Company's Brazilian subsidiaries received six assessments for certain sales and import taxes. Four of the assessments have been successfully definitively defeated. The Company was unsuccessful at the administrative level in two of the remaining assessments and filed annulment actions in federal court in Brasilia, Brazil. The first annulment action was filed on March 23, 2020; the updated value of that assessment inclusive of interest and penalties is 37 million Brazilian reals (approximately USD $6 million). The Brazilian court ruled in favor of the Company on the first annulment action on March 7, 2025 and the assessment obligation has been canceled, although it remains subject to appeal. The second annulment action was filed on September 19, 2023; the updated value of that assessment inclusive of interest and penalties is 60 million Brazilian reals (approximately USD $10 million). The Company is still awaiting a resolution of the second annulment action. The Company believes that it has meritorious defenses to these assessments and will continue to vigorously oppose them, as well as any future assessments. The Company does not expect final judicial determination on any of these claims in the near future.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A foreign Tax Authority ("Tax Authority") had assessed a cumulative total of approximately $285 million in taxes owed for multiple Flex legal entities within its jurisdiction for various fiscal years ranging from fiscal year 2010 through fiscal year 2020. The assessed amounts related to the denial of certain deductible intercompany payments and taxability of income earned outside such jurisdiction. In the quarter ended March 31, 2025, approximately $118 million of the approximate $285 million assessment was abated by the Tax Authority, leaving approximately $167 million remaining. The Company disagrees with the Tax Authority’s remaining assessments and is actively contesting the assessments through the administrative and judicial processes.
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
15. INCOME TAXES
The domestic (Singapore) and foreign components of income from continuing operations before income taxes were comprised of the following:

	Fiscal Year Ended March 31,
	2025	2024	2023
	(In millions)
Domestic	$94	$(165)	$99
Foreign	929	831	708
Total	$1,023	$666	$807

The (benefit from) provision for income taxes from continuing operations consisted of the following:

	Fiscal Year Ended March 31,
	2025	2024	2023
	(In millions)
Current:
Domestic	$2	$3	$6
Foreign	128	161	117
	130	164	123
Deferred:
Domestic	3	(1)	1
Foreign	52	(369)	—
	55	(370)	1
(Benefit from) provision for income taxes	$185	$(206)	$124

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The domestic statutory income tax rate was approximately 17.0% in fiscal years 2025, 2024 and 2023. The reconciliation of the income tax expense (benefit) from continuing operations expected based on domestic statutory income tax rates to the expense (benefit) for income taxes included in the consolidated statements of operations is as follows:

	Fiscal Year Ended March 31,
	2025	2024	2023
	(In millions)
Income taxes based on domestic statutory rates	$174	$113	$137
Effect of jurisdictional tax rate differential	13	68	52
Change in unrecognized tax benefit	(19)	(10)	(7)
Change in valuation allowance	(37)	(685)	(290)
Foreign exchange movement on prior year taxes recoverable	4	(1)	4
Liability for undistributed earnings	6	135	—
Global intangible low-taxed income (GILTI) / Subpart F income	9	13	18
Nextracker related transactions gains	—	115	158
Earnings from partnership	—	47	39
U.S. state taxes	10	10	2
Excess compensation (Section 162(m))	16	15	9
Other	9	(26)	2
(Benefit from) provision for income taxes	$185	$(206)	$124
A number of countries in which the Company is located allow for tax holidays or provide other tax incentives to attract and retain business. In general, these holidays were secured based on the nature, size and location of the Company’s operations. The aggregate dollar effect on the Company’s income resulting from tax holidays and tax incentives to attract and retain business for the fiscal years ended March 31, 2025, 2024 and 2023 were $17 million, $20 million and $14 million, respectively. For the fiscal year ended March 31, 2025, the effect on basic and diluted earnings per share was $0.04, and the effects on basic and diluted earnings per share during fiscal years 2024 and 2023 were $0.05, and $0.03, respectively. Unless extended or otherwise renegotiated, the Company's existing holidays will expire in various years through the end of fiscal year 2032.
The Company provides a valuation allowance against deferred tax assets that in the Company's estimation are not more likely than not to be realized. During fiscal years 2025, 2024 and 2023, the Company released net valuation allowances totaling $4 million, $447 million and $6 million, respectively. For fiscal year 2025, included in the $4 million net release was a $5 million valuation allowance release related to the Company’s Canadian operations as these amounts were deemed to be more likely than not to be realized.
In addition, various other valuation allowance positions in other jurisdictions were increased or decreased to offset movement in deferred tax positions due to varying factors such as one-time income recognition in loss entities with existing valuation allowances, liquidation of entities with existing valuation allowances, recognition of uncertain tax positions impacting deferred tax assets with existing valuation allowances, foreign exchange impacts on deferred tax balances with existing valuation allowances, and current period losses in legal entities with existing valuation allowance positions. These offsetting changes in the valuation allowance included a decrease of $53 million in the fiscal year ended March 31, 2025, an increase of $43 million and a decrease of $254 million in the fiscal years ended March 31 2024 and, 2023, respectively.
Under its territorial tax system, Singapore generally does not tax foreign sourced income until repatriated to Singapore. The Company has included the effects of Singapore's territorial tax system in the rate differential line above. The tax effects of foreign income not repatriated to Singapore for the fiscal years ended March 31, 2025, 2024 and 2023 were $96 million, zero and $31 million, respectively.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of deferred income taxes are as follows:

	As of March 31,
	2025	2024
	(In millions)
Deferred tax liabilities:
Fixed assets	$(44)	$(59)
Intangible assets	(52)	(56)
Others	(128)	(149)
Total deferred tax liabilities	(224)	(264)
Deferred tax assets:
Fixed assets	76	82
Intangible assets	3	4
Deferred compensation	37	25
Inventory valuation	32	26
Provision for doubtful accounts	3	2
Net operating loss and other carryforwards	1,022	1,168
Tax receivable agreement	74	77
Others	186	184
Total deferred tax assets	1,433	1,568
Valuation allowances	(781)	(838)
Total deferred tax assets, net of valuation allowances	652	730
Net deferred tax asset	$428	$466
The net deferred tax asset is classified as follows:
Long-term asset	$577	$644
Long-term liability	(149)	(178)
Total	$428	$466
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
The Company has recorded deferred tax assets of approximately $1.1 billion related to tax losses and other carryforwards against which the Company has recorded a valuation allowance for all but $286 million of the deferred tax assets. These tax losses and other carryforwards will expire at various dates as follows:

Expiration dates of deferred tax assets related to operating losses and other carryforwards
Fiscal year	(In millions)
2026 - 2031	$134
2032 - 2037	204
2038 and thereafter	17
Indefinite	696
$1,051
The amount of deferred tax assets considered realizable, however, could be reduced or increased in the near-term if facts, including the amount of taxable income or the mix of taxable income between subsidiaries, differ from management’s estimates.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company does not provide for income taxes on approximately $767 million of undistributed earnings of its subsidiaries which are considered to be indefinitely reinvested outside of Singapore as management has plans for the use of such earnings to fund certain activities outside of Singapore. The estimated amount of the unrecognized deferred tax liability on these undistributed earnings is approximately $80 million. In the current year, the Company, as part of its regular process, assessed its cash position in overseas territories relative to the levels needed to manage operations and fund future investment in those territories. Following a sustained improvement in the working capital position in China and a trend of customers nearshoring their manufacturing operations, management noted that the current and forecasted cash position in China was in excess of levels required to fund the Company’s business in the country. As a result, a deferred tax liability of $117 million was recorded on the remaining distributable earnings from China of approximately $1.17 billion.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended March 31,
	2025	2024
	(In millions)
Balance, beginning of fiscal year	$197	$268
Additions based on tax position related to the current year	10	10
Additions for tax positions of prior years	1	22
Reductions for tax positions of prior years	(5)	(82)
Reductions related to lapse of applicable statute of limitations	(23)	(17)
Impact from foreign exchange rates fluctuation	—	(4)
Balance, end of fiscal year	$180	$197
The Company’s unrecognized tax benefits are subject to change over the next twelve months primarily as a result of the expiration of certain statutes of limitations and as audits are settled. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by an additional approximate $15 million within the next twelve months primarily due to potential settlements of various audits and the expiration of certain statutes of limitations.
The Company and its subsidiaries file federal, state, and local income tax returns in multiple jurisdictions around the world. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2006.
Of the $180 million of unrecognized tax benefits at March 31, 2025, $153 million will affect the annual effective tax rate ("ETR") if the benefits are eventually recognized. The amount that does not impact the ETR relates to positions that would be settled with a tax loss carryforward previously subject to a valuation allowance.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits within the Company’s tax expense. During the fiscal years ended March 31, 2025, 2024 and 2023, the Company recognized interest and penalties of approximately ($3) million, ($2) million and ($1) million, respectively. The Company had approximately $10 million, $13 million and $15 million accrued for the payment of interest and penalties as of the fiscal years ended March 31, 2025, 2024, and 2023, respectively.
16. RESTRUCTURING CHARGES
Fiscal Year 2025
During fiscal year 2025, the Company committed to targeted restructuring activities to improve operational efficiency by reducing excess workforce capacity. As a result, the Company recognized approximately $86 million of restructuring charges, most of which related to employee severance. Certain restructuring charges of $84 million are not included in segment income, as disclosed further in note 21.
Fiscal Year 2024
The Company identified certain structural changes to restructure its business throughout fiscal year 2024. During fiscal year 2024, the Company recognized approximately $175 million of restructuring charges, most of which related to employee severance and are not included in segment income.
Fiscal Year 2023

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company identified certain structural changes to restructure its business throughout fiscal year 2023. During fiscal year 2023, the Company recognized approximately $27 million of restructuring charges, most of which related to employee severance. Restructuring charges are not included in segment income.
The following table summarizes the provisions for charges incurred, respective payments for the fiscal years ended March 31, 2025, 2024, and 2023, respectively, and remaining accrued balances as of the same periods:

	Severance	Long-Lived Asset Impairment	Other Exit Costs	Total
	(In millions)
Balance as of March 31, 2022	$35	$—	$8	$43
Provision for charges incurred in fiscal year 2023	27	—	—	27
Cash payments for charges incurred in fiscal year 2022 and prior	(7)	—	—	(7)
Cash payments for charges incurred in fiscal year 2023	(11)	—	—	(11)
Non-cash reductions incurred in fiscal year 2023	—	—	(2)	(2)
Balance as of March 31, 2023	44	—	6	50
Provision for charges incurred in fiscal year 2024	161	14	—	175
Cash payments for charges incurred in fiscal year 2023 and prior	(13)	—	—	(13)
Cash payments for charges incurred in fiscal year 2024	(115)	—	—	(115)
Non-cash reductions incurred in fiscal year 2024	—	(14)	(3)	(17)
Balance as of March 31, 2024	77	—	3	80
Provision for charges incurred in fiscal year 2025	76	10	—	86
Cash payments for charges incurred in fiscal year 2024 and prior	(20)	—	—	(20)
Cash payments for charges incurred in fiscal year 2025	(54)	—	—	(54)
Non-cash reductions incurred in fiscal year 2025 (1)	(28)	(10)	(3)	(41)
Balance as of March 31, 2025	51	—	—	51
Less: Current portion (classified as other current liabilities)	51	—	—	51
Accrued restructuring costs, net of current portion (classified as other non-current liabilities)	$—	$—	$—	$—

(1) The non-cash adjustments predominantly relate to the liabilities derecognized as part of a business disposition. Refer to Note 19 for further details.
17. OTHER CHARGES (INCOME), NET
Other charges (income), net for the fiscal years ended March 31, 2025, 2024 and 2023 are comprised of the following:

	Fiscal Year Ended March 31
	2025	2024	2023
	(In millions)
(Gain)/Loss on foreign exchange transactions	$10	$24	$(7)
(Gain) on bargain purchase (1)	(19)	—	—
Other	(5)	20	13
(1)Represents the gain on bargain purchase as a result of an acquisition occurring during the fourth quarter of fiscal year 2025. See note 19 "Business and Asset Acquisitions & Divestitures" for additional information.
18. INTEREST EXPENSE AND INTEREST INCOME
Interest expense and interest income for the fiscal years ended March 31, 2025, 2024 and 2023 are primarily comprised of the following:

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Year Ended March 31
	2025	2024	2023
	(In millions)
Interest expenses on debt obligations	$185	$161	$191
AR sales programs related expenses	33	46	39
Interest income	(61)	(56)	(30)
19. BUSINESS ACQUISITIONS & DIVESTITURES
Fiscal 2025 Acquisitions and divestitures
The Company completed four acquisitions during fiscal year 2025, accounted for as business combinations. The results of the acquired businesses are included in the Company’s condensed consolidated financial statements from their respective acquisition dates. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was based on their estimated fair values as of the date of acquisition. The excess of the purchase price over the tangible and identifiable intangible assets acquired and liabilities assumed has been allocated to goodwill and if the fair value of assets acquired and liabilities assumed exceeds the purchase consideration a gain on bargain purchase was recognized. Pro-forma results of operations have not been presented because the effects were not material to the Company’s condensed consolidated financial results for all periods presented. Additional information, which existed as of the acquisition date, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the date of acquisition. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill or gain on bargain purchase during the respective measurement periods.
Acquisition of Crown Technical Systems ("Crown")
On November 19, 2024, the Company completed the business acquisition of 100% ownership of Crown, a U.S. leader in critical power solutions for a total estimated purchase consideration of $319 million, including cash of $313 million and a $6 million estimate of customary closing adjustments. The acquisition adds complementary capabilities to our existing portfolio in the United States, primarily strengthening our industrial power solutions. Crown is included in the Industrial reporting unit within the FRS segment. The following represents the Company's preliminary allocation of the total purchase price to the acquired assets and liabilities of Crown (in millions):

Current Assets:
Cash	$5
Accounts receivable	23
Inventory	10
Other current assets	2
Total current assets	40
Property and equipment	1
Operating lease right-of-use assets	7
Intangible assets	128
Goodwill	170
Total assets	$346

Current liabilities:
Accounts payable	$4
Accrued liabilities & other current liabilities	17
Total current liabilities	21
Operating lease liabilities, non-current	6
Total aggregate purchase price	$319
The intangible assets of $128 million are comprised of customer related intangible assets of $83 million and licenses and other intangible assets such as trade names and patented technology of $45 million. Customer related assets will be amortized

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
over a weighted-average estimated useful life of 12.6 years while licenses and other intangibles will be amortized over a weighted-average estimated useful life of 10.0 years.
Acquisition of JetCool Technologies Inc. ("JetCool")
On November 14, 2024, the Company acquired 100% ownership of JetCool, a provider of liquid cooling solutions tailored for the data center market, for approximately $43 million in cash, a deemed settled pre-existing loan from Flex of approximately $5 million, and $5 million of contingent consideration for a total estimated purchase price of $53 million. JetCool is included in the Communications, Enterprise and Cloud reporting unit within the FAS segment. The following represents the Company's preliminary allocation of the total purchase price to the acquired assets and liabilities of JetCool (in millions):

Current Assets:
Cash	$4
Inventory	1
Total current assets	5
Property and equipment	1
Operating lease right-of-use assets	2
Intangible assets	21
Goodwill	31
Total assets	$60

Operating lease liabilities	$2
Deferred tax liability	5
Total aggregate purchase price	$53
Intangible assets of $21 million relate to developed technology and will be amortized over a weighted-average estimated useful life of 6.5 years.
Acquisition of Orangeburg Manufacturing Facility ("Orangeburg")
On February 4, 2025, the Company acquired the U.S. manufacturing operations of the Forest & Garden division of Husqvarna, a leading global producer of outdoor power products. Under the agreement, the Company assumed operation of Husqvarna’s Orangeburg, South Carolina, facility to support Husqvarna’s U.S. manufacturing requirements. The total estimated purchase consideration was $78 million, including $57 million in cash and $21 million in deferred consideration, to be paid $8 million in fiscal year 2026, $5 million in fiscal year 2027, $4 million in fiscal year 2028 and $4 million in fiscal year 2029. Additionally, the Company recognized a gain on bargain purchase of $19 million in other charges (income) on the consolidated statements of operations during fiscal year 2025. The gain on bargain purchase reflects the seller’s strategic decision to prioritize its partnership with Flex as a manufacturing partner. The acquired business is included in the Lifestyle reporting unit within the FAS segment. The following represents the Company's preliminary allocation of the total purchase price to the acquired assets and liabilities of the business (in millions):

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Current Assets:
Inventory	$32
Total current assets	32
Property and equipment	57
Intangible assets	15
Total assets	$104

Deferred tax liability	$7
Net assets acquired	$97
Gain on Bargain Purchase	$(19)
Total aggregate purchase price	$78
Intangible assets of $15 million relate to customer relationships and will be amortized over a weighted-average estimated useful life of 5 years.
Other Acquisition
In May 2024, the Company completed the acquisition of a business that was not material to the Company's consolidated financial position, results of operations, or cash flows. The acquisition expands the Company’s service offerings across multiple markets and supports sustainability initiatives through second-life products. $8 million of goodwill was recognized in connection with this transaction, as of March 31, 2025.
Divestiture
During the fiscal year ended March 31, 2025, the Company disposed of one of its European sites. The property and equipment and various other assets sold and liabilities transferred were not material to the Company's consolidated financial results. The net loss on disposition of $6 million was recorded in other charges (income), net in the consolidated statements of operations for fiscal year 2025.

Fiscal 2024 Divestitures
During the fiscal year ended March 31, 2024, the Company completed the spin-off of Nextracker. See note 7 - "Discontinued Operations" for additional information.
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
20. SHARE REPURCHASE PLAN
During fiscal year 2025, the Company repurchased approximately 38.5 million shares for an aggregate purchase price of approximately $1.3 billion and retired 32.9 million of these shares.
Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $1.7 billion in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Annual General Meeting held on August 8, 2024. As of March 31, 2025, shares in the aggregate amount of $1.0 billion were available to be repurchased under the current plan.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
21. SEGMENT REPORTING
The Company's Chief Executive Officer is our Chief Operating Decision Maker ("CODM") who evaluates how we allocate resources, assess performance and make strategic and operational decisions. Based on such evaluation, the Company determined as of and for the period ended March 31, 2025, that Flex has two operating and reportable segments. During the fourth quarter of fiscal year 2024, following the Nextracker spin-off, the Company classified the pre spin-off results of Nextracker, formerly our Nextracker segment, as discontinued operations in our consolidated statements of operations. See note 7 "Discontinued Operations" for additional information.
The FAS segment is optimized for speed to market based on a highly flexible supply and manufacturing system. FAS is comprised of the following end markets that represent reporting units:
•Communications, Enterprise and Cloud, including data center, edge, and communications infrastructure
•Lifestyle, including appliances, floorcare, smart living, HVAC, and power tools
•Consumer Devices, including mobile and high velocity consumer devices.
The FRS segment is optimized for longer product lifecycles requiring complex ramps with specialized production models and critical environments. FRS is comprised of the following end markets that represent reporting units:
•Industrial, including industrial devices, capital equipment, renewables, critical power, and embedded power.
•Automotive, including compute platforms, power electronics, motion, and interface
•Health Solutions, including medical devices, medical equipment, and drug delivery
The determination of the separate operating and reporting segments is based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics.
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales (disaggregated below into cost of inventory and manufacturing expenses), and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, certain restructuring charges, customer related asset impairment, legal and other, interest expense, interest income, other charges (income), net, and equity in earnings of unconsolidated affiliates. A portion of depreciation is allocated to the respective segments, together with other general corporate, research and development and administrative expenses.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Selected financial information by segment is in the tables below.

Fiscal Year Ended March 31, 2025	FAS	FRS	Corporate & Other	Total
Net Sales	$14,074	$11,739	$—	$25,813
Cost of inventory	(10,378)	(7,866)	—	(18,244)
Manufacturing expenses	(2,508)	(2,774)	(26)	(5,308)
Segment selling, general and administrative expenses	(334)	(415)	(53)	(802)
Segment income	$854	$684	$(79)	$1,459

Intangible amortization				$70
Stock-based compensation				125
Restructuring charges				84
Customer related asset impairment (1)				2
Legal and other (2)				9
Interest expenses				218
Interest income				61
Other charges (income), net				(14)
Equity in earnings (losses) of unconsolidated affiliates				(3)
Income from continuing operations before income taxes				$1,023
(1)Customer related asset impairments may consist of non-cash impairments of property and equipment to estimated fair value for customers from whom we have disengaged or are in the process of disengaging as well as additional provisions for doubtful accounts receivable for customers that are experiencing financial difficulties and inventory that is considered non-recoverable that is written down to net realizable value. In subsequent periods, the Company may recover a portion of the costs previously incurred related to assets impaired or reduced to net realizable value. During fiscal year 2025, the Company recognized approximately $2 million of customer related asset impairments.
(2)Legal and other consists of costs not directly related to core business results including matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims and other issues on a global basis as well as acquisition related costs and asset impairment. During fiscal year 2025, the Company accrued for $5 million related to asset impairments and $4 million is related to acquisition costs.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Year Ended March 31, 2024	FAS	FRS	Corporate & Other	Total
Net Sales	$13,923	$12,492	$—	$26,415
Cost of inventory	(10,549)	(8,610)	10	(19,149)
Manufacturing expenses	(2,382)	(2,796)	(28)	(5,206)
Segment selling, general and administrative expenses	(323)	(420)	(50)	(793)
Segment income	$669	$666	$(68)	$1,267

Intangible amortization				$70
Stock-based compensation				113
Restructuring charges				172
Customer related asset impairment (1)				14
Legal and other (2)				45
Interest expenses				207
Interest income				56
Other charges (income), net				44
Equity in earnings (losses) of unconsolidated affiliates				8
Income from continuing operations before income taxes				$666
(1)Customer related asset impairments may consist of non-cash impairments of property and equipment to estimated fair value for customers from whom we have disengaged or are in the process of disengaging as well as additional provisions for doubtful accounts receivable for customers that are experiencing financial difficulties and inventory that is considered non-recoverable that is written down to net realizable value. In subsequent periods, the Company may recover a portion of the costs previously incurred related to assets impaired or reduced to net realizable value. During fiscal year 2024, the Company recognized approximately $14 million of customer related asset impairments.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Year Ended March 31, 2023	FAS	FRS	Corporate & Other	Total
Net Sales	$15,769	$12,733	$—	$28,502
Cost of inventory	(12,256)	(9,067)	19	(21,304)
Manufacturing expenses	(2,485)	(2,655)	(30)	(5,170)
Segment selling, general and administrative expenses	(334)	(404)	(58)	(796)
Segment income	$694	$607	$(69)	$1,232

Intangible amortization				$81
Stock-based compensation				101
Restructuring charges				27
Customer related asset impairment				—
Legal and other (1)				6
Interest expenses				230
Interest income				30
Other charges (income), net				6
Equity in earnings (losses) of unconsolidated affiliates				(4)
Income from continuing operations before income taxes				$807
(1)Legal and other consists of costs not directly related to core business results including matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims and other issues on a global basis as well as acquisition related costs and customer related asset recoveries. During fiscal year 2023, the Company accrued for certain loss contingencies where losses are considered probable and estimable offset by a gain upon successful settlement of certain supplier claims.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Property and equipment on a segment basis is not separately identified and is not internally reported by segment to the Company's CODM as described above. During fiscal years 2025, 2024 and 2023, total depreciation expense, including amounts allocated to the reportable segments and Corporate and Other, is as follows:

	Fiscal Year Ended March 31,
	2025	2024	2023
	(In millions)
Depreciation expense:
Flex Agility Solutions	$179	$171	$177
Flex Reliability Solutions	249	241	217
Corporate and Other	11	16	17
Total depreciation expense	$439	$428	$411
Geographic information of net sales is as follows:

	Fiscal Year Ended March 31,
	2025		2024		2023
	(In millions)
Net sales by region:
Americas	$12,656	49%	$12,232	46%	$11,906	42%
Asia	7,701	30%	8,540	32%	10,384	36%
Europe	5,456	21%	5,643	22%	6,212	22%
	$25,813		$26,415		$28,502

Revenues are attributable to the country in which the product is manufactured or service is provided.
During fiscal years 2025, 2024 and 2023, net sales generated from Singapore, the country of domicile, were approximately $266 million, $660 million and $552 million, respectively.
The following table summarizes the countries that accounted for more than 10% of net sales in fiscal years 2025, 2024, and 2023:

	Fiscal Year Ended March 31,
	2025		2024		2023
	(In millions)
Net sales by country:
Mexico	$6,854	27%	$6,935	26%	$6,626	23%
China	4,319	17%	5,117	19%	6,562	23%
U.S.	4,162	16%	3,598	14%	3,394	12%
No other country accounted for more than 10% of net sales for the fiscal periods presented in the table above.
Geographic information of property and equipment, net is as follows:

	As of March 31,
	2025		2024
	(In millions)
Property and equipment, net:
Americas	$1,292	55%	$1,220	54%
Asia	555	24%	565	25%
Europe	483	21%	484	21%
	$2,330		$2,269

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of March 31, 2025 and 2024, property and equipment, net held in Singapore was approximately $4 million and $5 million, respectively.
The following table summarizes the countries that accounted for more than 10% of property and equipment, net in fiscal years 2025 and 2024:

	Fiscal Year Ended March 31,
	2025		2024
	(In millions)
Property and equipment, net:
Mexico	$815	35%	$793	35%
U.S.	376	16%	334	15%
China	293	13%	307	14%
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
Flex's noncontrolling and redeemable noncontrolling interest related solely to Nextracker. As of March 31, 2025 and 2024, noncontrolling interest was zero. Net income attributable to noncontrolling interest was zero, $239 million and $197 million in fiscal years 2025, 2024, and 2023, respectively. Net income attributable to redeemable noncontrolling interest was zero in fiscal years 2025 and 2024, and $43 million in fiscal year 2023.
23. SUBSEQUENT EVENTS
On April 30, 2025, Flex completed the acquisition of a manufacturing business in Bielsko Biała, Poland for estimated consideration of $35 million. The acquisition, which will be accounted for as a business combination, is not significant to the consolidated financial position, result of operations and cash flows of the Company. The acquired business will support the growth of Flex's power business in Europe.
24. QUARTERLY FINANCIAL DATA (UNAUDITED)
The Company's third fiscal quarter ends on December 31, and the fourth fiscal quarter and fiscal year ends on March 31 of each year. The first fiscal quarters of 2025 and 2024 ended on June 28, 2024 and June 30, 2023 respectively, and the second fiscal quarters of 2025 and 2024, ended on September 27, 2024, and September 29, 2023, respectively.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company completed the Nextracker spin-off in the fourth quarter of fiscal year 2024, which resulted in material retrospective changes to our consolidated statements of operations. See note 7 "Discontinued Operations" for further information. The following tables contain unaudited quarterly financial data for fiscal year 2025 and 2024:

	Fiscal Year 2025
	Three Months Ended
	June 28, 2024	September 27, 2024	December 31, 2024	March 31, 2025
	(In millions, except per share amounts)
Net sales	$6,314	$6,545	$6,556	$6,398
Gross profit	471	531	594	563
Operating income	233	297	334	305
Net income attributable to Flex Ltd.	139	214	263	222

Weighted-average ordinary shares outstanding - basic	402	394	387	381
Weighted-average ordinary shares outstanding - diluted	411	400	394	389

Earnings per share - basic (1)
Total attributable to the shareholders of Flex Ltd.	$0.35	$0.54	$0.68	$0.58

Earnings per share - diluted (1)
Total attributable to the shareholders of Flex Ltd.	$0.34	$0.54	$0.67	$0.57
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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2025. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management excluded Crown Technical Systems, JetCool Technologies Inc., and the U.S. manufacturing operations of the Forest & Garden division of Husqvarna, which were acquired during fiscal year 2025, from its annual assessment of the effectiveness of internal control over financial reporting as of March 31, 2025. These fiscal year 2025 acquisitions constitute, in aggregate, less than 2% of total assets and less than 1% of net sales of the related consolidated financial statement amounts as of, and for the fiscal year ended March 31, 2025.
As of March 31, 2025, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2025.
(c)Attestation Report of the Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of March 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading "Report of Independent Registered Public Accounting Firm."
(d)Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Flex Ltd., Singapore

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Flex Ltd. and subsidiaries (the "Company") as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2025, of the Company, and our report dated May 21, 2025 expressed an unqualified opinion on those financial statements.
As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of Crown Technical Systems, JetCool Technologies Inc., and the U.S. manufacturing operations of the Forest & Garden division of Husqvarna, which were acquired during fiscal year 2025, and whose financial statements, in the aggregate, constitute less than 2% of total assets and less than 1% of net sales of the related consolidated financial statement amounts as of and for the year ended March 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at Crown Technical Systems, JetCool Technologies Inc., nor the U.S. manufacturing operations of the Forest & Garden division of Husqvarna.
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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
May 21, 2025

ITEM 9B.    OTHER INFORMATION
Insider Trading Arrangements

During the fiscal quarter ended March 31, 2025, none of the Company’s directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as those terms are defined in Regulation S-K, Item 408.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to shareholders in connection with the Company's 2025 Annual General Meeting of Shareholders. Such information is incorporated by reference.
ITEM 11.    EXECUTIVE COMPENSATION
Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to shareholders in connection with the Company's 2025 Annual General Meeting of Shareholders. Such information is incorporated by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to shareholders in connection with the Company's 2025 Annual General Meeting of Shareholders. Such information is incorporated by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to shareholders in connection with the Company's 2025 Annual General Meeting of Shareholders. Such information is incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES (Deloitte & Touche LLP, PCAOB ID: 34)
Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to shareholders in connection with the Company's 2025 Annual General Meeting of Shareholders. Such information is incorporated by reference.

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
(c)    Financial Statement Schedules.    Reference is made to Item 15(a)(2) above.

ITEM 16.    FORM 10-K SUMMARY
None
EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.01	Constitution of the Registrant (incorporating all amendments as at August 20, 2019)	10-Q	000-23354	10/30/2019	3.01
4.01	Indenture, dated as of June 8, 2015, by and between the Registrant, the Guarantors party thereto and U.S. Bank National Association, as Trustee	8-K	000-23354	6/8/2015	4.1
4.02	Form of 4.750% Note due 2025 (included in Exhibit 4.01)	8-K	000-23354	6/8/2015	4.1
4.03	First Supplemental Indenture, dated as of September 11, 2015, among the Registrant, the Guarantor party thereto and U.S. Bank National Association, as Trustee, related to the Registrant’s 4.750% Notes due 2025	S-4	333-207067	9/22/2015	4.04
4.04	Indenture, dated as of June 6, 2019, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	6/6/2019	4.1
4.05	First Supplemental Indenture, dated as of June 6, 2019, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	6/6/2019	4.2
4.06	Form of 4.875% Global Note due 2029 (included in Exhibit 4.05)	8-K	000-23354	6/6/2019	4.3
4.07	Second Supplemental Indenture, dated as of November 7, 2019, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	11/7/2019	4.3
4.08	Form of 4.875% Global Note due 2029 (included in Exhibit 4.07)	8-K	000-23354	11/7/2019	4.4
4.09	Third Supplemental Indenture dated as of May 12, 2020, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	5/12/2020	4.2
4.10	Form of 3.750% Global Note due 2026 (included in Exhibit 4.09)	8-K	000-23354	5/12/2020	4.3
4.11	Form of 4.875% Global Note due 2030 (included in Exhibit 4.09)	8-K	000-23354	5/12/2020	4.4

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
4.12	Fourth Supplemental Indenture, dated as of August 17, 2020, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	8/17/2020	4.3
4.13	Form of 3.750% Global Note due 2026 (included in Exhibit 4.12)	8-K	000-23354	8/17/2020	4.4
4.14	Form of 4.875% Global Note due 2030 (included in Exhibit 4.12)	8-K	000-23354	8/17/2020	4.5
4.15	Fifth Supplemental Indenture, dated as of December 7, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as trustee	8-K	000-23354	12/7/2022	4.2
4.16	Form of 6.000% Global Note due 2028 (included in Exhibit 4.15)	8-K	000-23354	12/7/2022	4.3
4.17	Sixth Supplemental Indenture, dated as of August 21, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as trustee	8-K	000-23354	8/21/2024	4.2
4.18	Form of 5.250% Global Note due 2032 (included in Exhibit 4.17)	8-K	000-23354	8/21/2024	4.3
4.19	Description of Registrant's Securities	10-K	000-23354	5/28/2020	4.14
10.01	Credit Agreement, dated as of July 19, 2022, among Flex Ltd. and certain of its subsidiaries, from time to time party thereto, as borrowers, Bank of America, N.A., as Administrative Agent, an L/C Issuer and a Swing Line Lender, and the other L/C Issuers, Swing Line Lenders and Lenders party thereto	8-K	000-23354	7/22/2022	10.01
10.02	Form of Indemnification Agreement between the Registrant and its Directors and certain officers†	10-K	000-23354	5/20/2009	10.01
10.03	Form of Indemnification Agreement between Flextronics Corporation and the Directors and certain officers of the Registrant†	10-K	000-23354	5/20/2009	10.02
10.04	Flex Ltd. 2017 Equity Incentive Plan (as amended and restated as of August 2, 2023)†	DEF 14A	000-23354	6/21/2023	Annex B
10.05	First Amendment to Flex Ltd. 2017 Equity Incentive Plan (as amended and restated as of August 2, 2023) effective as of March 5, 2025†	8-K	000-23354	3/7/2025	10.1
10.06	Form of Restricted Share Unit Award Agreement under the Amended and Restated Flex Ltd. 2017 Equity Incentive Plan for performance-based vesting awards (FY23)†	10-Q	000.23354	7/29/2022	10.03
10.07	Form of Restricted Share Unit Award Agreement under the Flex Ltd. Amended and Restated 2017 Equity Incentive Plan for Non-Employee Directors†	10-Q	000-23354	10/31/2022	10.02
10.08	Form of Restricted Share Unit Award Agreement under the Amended and Restated Flex Ltd. 2017 Equity Incentive Plan for performance-based vesting awards (FY24)†	10-Q	000-23354	7/31/2023	10.03
10.09	Form of Restricted Share Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan for service-based vesting awards (FY25)†	10-Q	000-23354	7/26/2024	10.03
10.10	Form of Restricted Share Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan for performance-based vesting awards (FY25)†	10-Q	000-23354	7/26/2024	10.04

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.11	Form of Restricted Share Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan for service-based vesting awards (FY25 2-year prorated)†	10-Q	000-23354	10/31/2024	10.01
10.12	Form of Restricted Share Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan for service-based vesting awards (FY25 supplemental equity)†	10-Q	000-23354	10/31/2024	10.02
10.13	Form of Restricted Share Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan for performance-based vesting awards (FY25 supplemental equity)†	10-Q	000-23354	10/31/2024	10.03
10.14	2010 Flextronics International USA, Inc. Deferred Compensation Plan†	10-Q	000-23354	11/3/2010	10.04
10.15	First Amendment to Flex 2010 Deferred Compensation Plan, dated December 17, 2018†	10-Q	000-23354	10/29/2021	10.01
10.16	Second Amendment to Flex 2010 Deferred Compensation Plan, dated August 16, 2019†	10-Q	000-23354	10/29/2021	10.02
10.17	Third Amendment to Flex 2010 Deferred Compensation Plan, dated June 3, 2020†	10-Q	000-23354	10/29/2021	10.03
10.18	Form of Award Agreement under 2010 Deferred Compensation Plan†	10-Q	000-23354	7/30/2012	10.01
10.19	Form of 2010 Deferred Compensation Plan Award Agreement (performance targets, cliff vesting)†	10-Q	000-23354	8/2/2013	10.02
10.20	Form of 2010 Deferred Compensation Plan Award Agreement (non-performance, periodic vesting, continuing Participant)†	10-Q	000-23354	8/2/2013	10.03
10.21	Award Agreement under the 2010 Deferred Compensation Plan†	10-Q	000-23354	7/28/2014	10.01
10.22	Form of Addendum Award Agreement under the 2010 Deferred Compensation Plan (FY21)†	10-Q	000-23354	1/29/2021	10.02
10.23	Form of Addendum Award Agreement under the 2010 Deferred Compensation Plan (FY25)†	10-Q	000-23354	7/26/2024	10.05
10.24	Summary of Directors' Compensation†	10-Q	000-23354	10/30/2017	10.02
10.25	Flex Ltd. Amended and Restated Executive Severance Plan†					X
10.26	Revathi Advaithi Offer Letter, dated February 7, 2019†	10-K	000-23354	5/21/2019	10.29
10.27	Revathi Advaithi Offer Letter Amendment, dated March 5, 2025†					X
10.28	Scott Offer Amended Offer Letter, dated as of January 27, 2019†	10-K	000-23354	5/28/2020	10.29
10.29	Kevin Krumm Offer Letter, dated November 7, 2024†	10-Q	000-23354	1/31/2025	10.01
10.30	Description of Annual Incentive Bonus Plan for Fiscal Year 2025†	10-Q	000-23354	7/26/2024	10.01
10.31	Agreement and Plan of Merger, by and among Flex Ltd., Yuma, Inc., Nextracker Inc. and Yuma Acquisition Corp, dated as of February 7, 2023	8-K	000-23354	2/13/2023	10.1
10.32	Tax Matters Agreement, by and among Flex Ltd., Yuma, Inc., and Nextracker Inc., dates as of January 2, 2024	8-K	000-23354	1/2/2024	10.2
19.01	Insider Trading Policy	10-K	000-23354	5/17/2024	19.01

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
21.01	Subsidiaries of Registrant					X
23.01	Consent of Deloitte & Touche LLP					X
24.01	Power of Attorney (included on the signature page to this Form 10-K)					X
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350*					X
97.01	Executive Incentive Compensation Recoupment Policy	10-K	000-23354	5/17/2024	97.01
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Scheme Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X

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

Flex Ltd.
Date: May 21, 2025	By:	/s/ REVATHI ADVAITHI
Revathi Advaithi Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Revathi Advaithi and Kevin Krumm and each one of them, her or his attorneys-in-fact, each with the power of substitution, for her or him in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or her or his substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ REVATHI ADVAITHI	Chief Executive Officer (Principal Executive Officer) and Director	May 21, 2025
Revathi Advaithi

/s/ KEVIN KRUMM	Chief Financial Officer (Principal Financial Officer)	May 21, 2025
Kevin Krumm

/s/ DANIEL J. WENDLER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	May 21, 2025
Daniel J. Wendler

/s/ WILLIAM D. WATKINS	Chairman of the Board	May 21, 2025
William D. Watkins

/s/ JOHN D. HARRIS II	Director	May 21, 2025
John D. Harris II

/s/ MICHAEL E. HURLSTON	Director	May 21, 2025
Michael E. Hurlston

/s/ ERIN L. MCSWEENEY	Director	May 21, 2025
Erin L. McSweeney

/s/ CHARLES K. STEVENS, III	Director	May 21, 2025
Charles K. Stevens, III

/s/ MARYROSE SYLVESTER	Director	May 21, 2025
Maryrose Sylvester

/s/ LAY KOON TAN	Director	May 21, 2025
Lay Koon Tan

/s/ PATRICK J. WARD	Director	May 21, 2025
Patrick J. Ward