Form 10-Q
period 2025-06-27
FLEX LTD.
filed 2025-07-25
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2025

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 0-23354

FLEX LTD.
(Exact name of registrant as specified in its charter)

Singapore	98-1773351
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12515-8 Research Blvd, Suite 300,
Austin, Texas	78759
(Address of principal executive offices)	(Zip Code)
(512) 425-7929
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, No Par Value	FLEX	The Nasdaq Stock Market LLC

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

The number of shares of the registrant’s ordinary shares outstanding as of July 18, 2025 was 375,324,843.

FLEX LTD.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flex Ltd., Singapore

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Flex Ltd. and subsidiaries (the “Company”) as of June 27, 2025, the related condensed consolidated statements of operations, comprehensive income, and shareholders’ equity for the three-month periods ended June 27, 2025 and June 28, 2024, the condensed consolidated statement of cash flows for the three-month periods ended June 27, 2025 and June 28, 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of March 31, 2025, and the related consolidated statements of operations, comprehensive income, redeemable noncontrolling interest and shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 21, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2025 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
July 25, 2025

FLEX LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 27, 2025	As of March 31, 2025
	(In millions, except share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,239	$2,289
Accounts receivable, net of allowance of $9 and $7, respectively	3,924	3,671
Contract assets	751	616
Inventories	5,208	5,071
Other current assets	1,345	1,194
Total current assets	13,467	12,841
Property and equipment, net	2,329	2,330
Operating lease right-of-use assets, net	686	562
Goodwill	1,369	1,341
Other intangible assets, net	330	343
Other non-current assets	951	964
Total assets	$19,132	$18,381

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$677	$1,209
Accounts payable	5,799	5,147
Accrued payroll and benefits	494	560
Deferred revenue and customer working capital advances	1,876	1,957
Other current liabilities	1,075	977
Total current liabilities	9,921	9,850
Long-term debt, net of current portion	3,004	2,483
Operating lease liabilities, non-current	583	456
Other non-current liabilities	535	590
Total liabilities	14,043	13,379
Shareholders’ equity
Ordinary shares, no par value; 381,764,105 and 383,369,073 issued, and 376,212,465 and 377,817,433 outstanding as of June 27, 2025 and March 31, 2025, respectively	3,929	4,142
Treasury stock, at cost; 5,551,640 shares	(200)	(200)
Accumulated earnings	1,476	1,284
Accumulated other comprehensive loss	(116)	(224)
Total shareholders’ equity	5,089	5,002
Total liabilities and shareholders' equity	$19,132	$18,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended
	June 27, 2025	June 28, 2024
	(In millions, except per share amounts) (Unaudited)
Net sales	$6,575	$6,314
Cost of sales	5,987	5,827
Restructuring charges	16	16
Gross profit	572	471
Selling, general and administrative expenses	233	213
Restructuring charges	7	9
Intangible amortization	21	16
Operating income	311	233
Interest expense	51	56
Interest income	13	16
Other charges (income), net	7	2
Equity in earnings (losses) of unconsolidated affiliates	(20)	1
Income before income taxes	246	192
Provision for (benefit from) income taxes	54	53
Net income	$192	$139

Earnings per share:
Basic	$0.51	$0.35
Diluted	0.50	0.34

Weighted-average shares used in computing per share amounts:
Basic	374	402
Diluted	381	411

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended
	June 27, 2025	June 28, 2024
	(In millions) (Unaudited)
Net income	$192	$139
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	69	(16)
Unrealized gain (loss) on derivative instruments and other	39	(27)
Comprehensive income	$300	$96

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Three Months Ended June 27, 2025	Shares Outstanding	Amount	Accumulated Earnings	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Gain (Loss)	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT MARCH 31, 2025	378	$3,942	$1,284	$(19)	$(205)	$(224)	$5,002
Repurchase of Flex Ltd. ordinary shares at cost	(7)	(247)	—	—	—	—	(247)
Issuance of Flex Ltd. vested shares under restricted share unit awards	5	—	—	—	—	—	—
Net income	—	—	192	—	—	—	192
Stock-based compensation	—	34	—	—	—	—	34
Total other comprehensive income (loss)	—	—	—	39	69	108	108
BALANCE AT JUNE 27, 2025	376	$3,729	$1,476	$20	$(136)	$(116)	$5,089

	Ordinary Shares			Accumulated Other Comprehensive Loss			Total
Three Months Ended June 28, 2024	Shares Outstanding	Amount	Accumulated Earnings	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Gain (Loss)	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT MARCH 31, 2024	408	$5,074	$446	$4	$(199)	$(195)	$5,325
Repurchase of Flex Ltd. ordinary shares at cost	(15)	(457)	—	—	—	—	(457)
Issuance of Flex Ltd. vested shares under restricted share unit awards	6	—	—	—	—	—	—
Net income	—	—	139	—	—	—	139
Stock-based compensation	—	32	—	—	—	—	32
Total other comprehensive income (loss)	—	—	—	(27)	(16)	(43)	(43)
BALANCE AT JUNE 28, 2024	399	$4,649	$585	$(23)	$(215)	$(238)	$4,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Periods Ended
	June 27, 2025	June 28, 2024
	(In millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$192	$139
Depreciation, amortization and other impairment charges	142	126
Changes in working capital and other, net	65	75
Net cash provided by operating activities	399	340
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(133)	(111)
Proceeds from the disposition of property and equipment	2	3
Acquisition of businesses, net of cash acquired	(41)	2
Other investing activities, net	(7)	24
Net cash used in investing activities	(179)	(82)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	500	—
Payments of bank borrowings, long-term debt and other financing liabilities	(532)	(41)
Payments for repurchases of ordinary shares	(247)	(457)
Other, net	(4)	30
Net cash used in financing activities	(283)	(468)
Effect of exchange rates on cash and cash equivalents	13	(21)
Net change in cash and cash equivalents	(50)	(231)
Cash and cash equivalents, beginning of period	2,289	2,474
Cash and cash equivalents, end of period	$2,239	$2,243

Non-cash investing activities:
Unpaid purchases of property and equipment	$109	$69
Right-of-use assets obtained in exchange for operating lease liabilities	152	14

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION
Organization of the Company
Flex Ltd. ("Flex" or the "Company") is the advanced, end-to-end manufacturing partner of choice that helps a diverse customer base design, build, deliver and manage innovative products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, Flex delivers technology innovation, supply chain, and manufacturing solutions to diverse industries and end markets. The Company's full suite of specialized capabilities includes design and engineering, supply chain, manufacturing, post-production and post-sale services, and proprietary products. Flex partners with customers across a diverse set of industries including data center, communications, enterprise, automotive, industrial, healthcare, industrial and power. As of June 27, 2025, Flex's two operating and reportable segments were as follows:
•Flex Agility Solutions ("FAS"), which is comprised of the following end markets:
◦Communications, Enterprise and Cloud ("CEC"), including data center, edge, and communications infrastructure
◦Lifestyle, including appliances, floorcare, smart living, Heating, Ventilation and Air-Conditioning ("HVAC"), and power tools
◦Consumer Devices, including mobile and high velocity consumer devices
•Flex Reliability Solutions ("FRS"), which is comprised of the following end markets:
◦Industrial, including industrial devices, capital equipment, renewables, critical power and embedded power
◦Automotive, including compute platforms, power electronics, motion, and interface
◦Health Solutions, including medical devices, medical equipment, and drug delivery
The Company's service offerings include a comprehensive range of value-added design and engineering services that are tailored to the various markets and needs of its customers. Other focused service offerings relate to manufacturing (including enclosures, metals, plastic injection molding, precision plastics, machining, and mechanicals), system integration and assembly and test services, materials procurement, inventory management, logistics and after-sales services (including product repair, warranty services, re-manufacturing and maintenance), supply chain management software solutions and component product offerings (including flexible printed circuit boards, power adapters and chargers).
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2025 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three-month period ended June 27, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2026.
The first quarters for fiscal years 2026 and 2025 ended on June 27, 2025 and June 28, 2024, respectively, and are comprised of 88 and 89 days.
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
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03 "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses", which requires public entities to disclose specified information about certain costs and expenses. The guidance is effective for the Company beginning in the fourth quarter of fiscal year 2028 and will be applied retrospectively to all prior periods presented on its consolidated financial statements. The Company is currently evaluating the guidance to determine the impact on the Company's disclosures. In January 2025, the FASB issued ASU 2025-01 on the same topic to clarify the amendments for ASU 2024-03 are effective for the Company in the fourth quarter of fiscal year 2028.
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
2.  BALANCE SHEET ITEMS
Inventories
The components of inventories, net of applicable lower of cost and net realizable value write-downs, were as follows:

	As of June 27, 2025	As of March 31, 2025
	(In millions)
Raw materials	$4,176	$4,092
Work-in-progress	516	485
Finished goods	516	494
	$5,208	$5,071
Goodwill and Other Intangible Assets
During the three-month period ended June 27, 2025, goodwill increased by $8 million from an acquisition completed in the first quarter of fiscal year 2026. See note 12 for further details.
The components of acquired intangible assets are as follows:

	As of June 27, 2025			As of March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets:
Customer-related intangibles	$317	$(128)	$189	$383	$(186)	$197
Licenses and other intangibles	216	(75)	141	365	(219)	146
Total	$533	$(203)	$330	$748	$(405)	$343
The gross carrying amounts of intangible assets are removed when fully amortized.

The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2026 (1)	$47
2027	58
2028	44
2029	41
2030	36
Thereafter	104
Total amortization expense	$330
(1)Represents estimated amortization for the remaining nine-month period of the fiscal year ending March 31, 2026.
Customer Working Capital Advances
Customer working capital advances were $1.5 billion and $1.6 billion as of June 27, 2025 and March 31, 2025, respectively. The customer working capital advances are not interest-bearing, do not generally have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production or the customer working capital advance agreement is terminated.
Other Non-Current Assets
Other non-current assets include deferred tax assets of $576 million and $577 million as of June 27, 2025 and March 31, 2025, respectively.
Other Current Liabilities
Other current liabilities include customer-related accruals of $281 million and $246 million as of June 27, 2025 and March 31, 2025, respectively.
Supplier Finance Programs
The Company has four supplier finance programs, all of which have substantially similar characteristics, with various financial institutions that act as the paying agent for certain payables of the Company. The Company established these programs through agreements with the financial institutions to enable more efficient payment processing to our suppliers while also providing our suppliers a potential source of liquidity to the extent they choose to sell their receivables to the financial institutions in advance of the due dates. Our suppliers’ participation in the programs is voluntary, the Company is not involved in negotiations of the suppliers’ arrangements with the financial institutions to sell their receivables, and our rights and obligations to our suppliers are not impacted by our suppliers’ decisions to sell amounts under these programs. Under these supplier finance programs, the Company pays the financial institutions the stated amount of confirmed invoices from its participating suppliers on the original maturity dates of the invoices. All payment terms are short-term in nature and are not dependent on whether the suppliers participate in the supplier finance programs or if the suppliers elect to receive early payment from the financial institutions. No guarantees are provided by the Company under the supplier finance programs and the Company incurs no costs related to the programs. The Company has no economic interest in a supplier’s decision to participate in the supplier finance programs.
Obligations under these programs are classified within accounts payable on the condensed consolidated balance sheets, with the associated payments reflected in the operating activities section of the condensed consolidated statement of cash flows. The Company's outstanding obligations confirmed as valid under its supplier finance programs as of June 27, 2025 and March 31, 2025 were $131 million and $119 million, respectively.
3.  REVENUE
Contract Balances
A contract asset is recognized when the Company has recognized revenue, but not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheets and transferred to receivables when rights to payment become unconditional and invoiced.
A contract liability is recognized when the Company receives payments in advance of the satisfaction of performance. Contract liabilities, identified as deferred revenue, were $450 million and $377 million as of June 27, 2025 and March 31, 2025, respectively, of which $406 million and $347 million, respectively, is included in deferred revenue and customer working capital advances under current liabilities.
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated based on timing of transfer, point in time or over time:

	Three-Month Periods Ended
	June 27, 2025	June 28, 2024
Timing of Transfer	(In millions)
FAS
Point in time	$2,895	$2,873
Over time	796	492
Total	3,691	3,365
FRS
Point in time	1,859	2,633
Over time	1,025	316
Total	2,884	2,949
Flex
Point in time	4,754	5,506
Over time	1,821	808
Total	$6,575	$6,314

4.  SHARE-BASED COMPENSATION
Flex historically maintains share-based compensation plans at the corporate level. The Company grants equity compensation awards under its 2017 Equity Incentive Plan (the "2017 Plan").
Share-Based Compensation Expense
The following table summarizes the Company’s share-based compensation expense for the 2017 Plan:

	Three-Month Periods Ended
	June 27, 2025	June 28, 2024
	(In millions)
Cost of sales	$8	$8
Selling, general and administrative expenses	26	24
Total share-based compensation expense	$34	$32
The 2017 Plan
During the three-month period ended June 27, 2025, the Company granted approximately 4.2 million restricted share unit ("RSU") awards. Of this amount, approximately 1.9 million are plain-vanilla unvested RSU awards that vest over a period of three years, with no performance or market conditions, with an average grant date price of $43.55 per award. In addition, approximately 1.0 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain performance conditions, with an average grant date price of $45.03 per award. These performance-based RSUs include awards tied to the Company's adjusted earnings per share growth and awards tied to operating profit goals. The number of shares that will ultimately vest will range from zero up to a maximum of approximately 2.2 million based on the level of achievement of these performance conditions. The awards will cliff vest after a period of three years, depending on the specific performance metrics, to the extent such performance conditions have been met. Further, approximately 0.2 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions. The average grant date fair value of these awards that are contingent on certain market conditions was estimated to be $58.55 per award and was calculated using a Monte Carlo simulation. The number of shares contingent on market conditions that ultimately will vest will range from zero up to a maximum of approximately 0.4 million based on a measurement of the percentile rank of the Company’s total shareholder return over certain specified periods against the Company's peer companies, and will cliff vest after a period of three years, to the extent such market conditions have been met. The remaining balance of approximately 1.1 million represents the number of shares issued upon the vesting of RSU awards above target levels based on the achievement of certain market and performance conditions for awards granted in fiscal year 2023. These awards were issued and immediately vested in accordance with the terms and conditions of the underlying awards.
As of June 27, 2025, approximately 10.2 million unvested RSU awards under the 2017 Plan were outstanding, of which vesting for a targeted amount of approximately 0.9 million shares is contingent on meeting certain market conditions, and vesting for a targeted amount of approximately 2.0 million shares is contingent on meeting certain performance conditions. The number of shares tied to market conditions that will ultimately be issued can range from zero to approximately 1.8 million based on the achievement levels. The number of shares tied to performance conditions that will ultimately be issued can range from zero to approximately 4.1 million based on the achievement levels. During the three-month period ended June 27, 2025, approximately 2.2 million shares vested in connection with the awards with market and performance conditions granted in fiscal year 2023.
As of June 27, 2025, total unrecognized compensation expense related to unvested RSU awards under the 2017 Plan was approximately $281 million, and will be recognized over a weighted-average remaining vesting period of 2.4 years.
5.  EARNINGS PER SHARE
The following table reflects basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share attributable to the shareholders of Flex:

	Three-Month Periods Ended
	June 27, 2025	June 28, 2024
	(In millions, except per share amounts)
Numerator:
Net income	$192	$139

Denominator:
Weighted-average ordinary shares outstanding - basic	374	402
Weighted-average ordinary share equivalents from RSU awards (1)	7	9
Weighted-average ordinary shares and ordinary share equivalents outstanding - diluted	381	411

Earnings per share:
Basic	$0.51	$0.35
Diluted	$0.50	$0.34
(1)An immaterial amount of RSU awards for the three-month periods ended June 27, 2025 and June 28, 2024, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

6.  BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt as of June 27, 2025 and March 31, 2025 are as follows:

	Maturity Date	As of June 27, 2025	As of March 31, 2025
		(In millions)
4.750% Notes (1)	June 2025	—	531
3.750% Notes (1)	February 2026	677	678
6.000% Notes (1)	January 2028	398	398
4.875% Notes (1)	June 2029	655	655
4.875% Notes (1)	May 2030	675	676
5.250% Notes (1)	January 2032	499	499
Delayed Draw Term Loan (2)	December 2027	500	—
3.600% HUF Bonds (3)	December 2031	290	269
Debt issuance costs		(13)	(14)
		3,681	3,692
Current portion, net of debt issuance costs		(677)	(1,209)
Non-current portion		$3,004	$2,483
(1)The notes are carried at the principal amount of each note, less any unamortized discount or premium and unamortized debt issuance costs. The notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.
(2)In March 2025, the Company entered into a $500 million Delayed Draw Term Loan agreement and drew down the funds in June 2025 at SOFR plus 100 basis points.
(3)The bonds mature in December 2031 with annual payments equal to 10% of the original principal amount thereof on each of the seventh, eighth, and ninth anniversaries of the bonds, with the remaining 70% due upon maturity.
The weighted-average interest rate for the Company's long-term debt was 4.6% as of June 27, 2025 and March 31, 2025, respectively.
Scheduled repayments of the Company's bank borrowings and long-term debt as of June 27, 2025 are as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2026 (1)	$677
2027	—
2028	898
2029	29
2030	684
Thereafter	1,406
Total	$3,694
(1)Represents estimated repayments for the remaining fiscal nine-month period ending March 31, 2026.
Term Loan due December 2027
In March 2025, the Company entered into a delayed draw term loan agreement for an amount of $500 million. Borrowings under the delayed draw term loan may be used for working capital, capital expenditures, refinancing of current debt, and other general purposes. All borrowings on the delayed draw term loan will be come due on December 31, 2027. Interest is based on a Term SOFR-based formula plus a margin of 100 basis points. The Company has fully drawn the $500 million loan as of June 27, 2025.

7.  INTEREST EXPENSE AND INTEREST INCOME
Interest expense and interest income for the three-month periods ended June 27, 2025 and June 28, 2024 are composed of the following:

	Three-Month Periods Ended
	June 27, 2025	June 28, 2024
	(In millions)
Interest expenses on debt obligations	$45	$43
AR sale program related expenses	6	13
Interest income	(13)	(16)
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
As of June 27, 2025, the aggregate notional amount of the Company’s outstanding foreign currency derivative contracts was $6.4 billion as summarized below:

	Notional Contract Value in USD
Currency	Buy	Sell
	(In millions)
Cash Flow Hedges		p
MXN	505	—
HUF	416	—
CNY	203	—
Other	443	22
	1,567	22
Other Foreign Currency Contracts
EUR	592	380
CNY	592	221
MXN	391	308
MYR	223	77
BRL	—	269
Other	861	852
	2,659	2,107

Total Notional Contract Value in USD	$4,226	$2,129
As of June 27, 2025, the fair value of the Company’s short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of other charges (income), net in the condensed consolidated statements of operations. The Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. Deferred gains were $30 million as of June 27, 2025, and are expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations over the next twelve-month period, except for gains attributable to changes in fair value of the USD HUF cross currency swaps, which are discussed below.
The Company entered into USD HUF cross currency swaps in December 2021 to hedge the foreign currency risk on the HUF bonds due December 2031, and the fair value of the cross currency swaps was included in other current liabilities and other non-current liabilities as of June 27, 2025, and in other current assets and other non-current liabilities as of March 31, 2025, respectively. The changes in fair value of the USD HUF cross currency swaps are reported in accumulated other comprehensive loss. In addition, corresponding amounts are reclassified out of accumulated other comprehensive loss to other charges (income), net to offset the remeasurement of the underlying HUF bond principal, which also impacts the same line.
The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes at June 27, 2025 and March 31, 2025:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	June 27, 2025	March 31, 2025	Balance Sheet Location	June 27, 2025	March 31, 2025
	(In millions)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$50	$13	Other current liabilities	$(5)	$(18)
Foreign currency contracts	Other non-current assets	$—	$—	Other non-current liabilities	$(21)	$(46)
Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$21	$21	Other current liabilities	$(11)	$(15)
The Company has financial instruments subject to master netting arrangements, which provide for the net settlement of all contracts with certain counterparties. The Company does not offset fair value amounts for assets and liabilities recognized for derivative instruments under these arrangements. As such, the asset and liability balances presented in the table above reflect the gross amounts of derivatives in the condensed consolidated balance sheets. The impact of netting derivative assets and liabilities is not material to the Company’s financial position for any of the periods presented.
9.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	June 27, 2025			June 28, 2024
	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Beginning balance	$(19)	$(205)	$(224)	$4	$(199)	$(195)
Other comprehensive gain (loss) before reclassifications	57	69	126	(30)	(16)	(46)
Net (gain) loss reclassified from accumulated other comprehensive loss	(18)	—	(18)	3	—	3
Net current-period other comprehensive gain (loss)	39	69	108	(27)	(16)	(43)
Ending balance	$20	$(136)	$(116)	$(23)	$(215)	$(238)
Substantially all unrealized gains and losses relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three-month period ended June 27, 2025 were reclassified out of accumulated other comprehensive loss to other charges (income), net and cost of sales in the condensed consolidated statement of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges. The tax impacts on the changes in accumulated other comprehensive loss for the three-month periods ended June 27, 2025 and June 28, 2024 were $(11) million and $13 million, respectively.
10.  TRADE RECEIVABLES SALES PROGRAMS
The Company sells accounts receivables to certain third-party banking institutions under factoring programs. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was approximately $0.7 billion as of June 27, 2025 and March 31, 2025, respectively. For the three-month periods ended June 27, 2025 and June 28, 2024, total accounts receivable sold to certain third-party banking institutions was approximately $0.9 billion and $1.1 billion, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received was included as cash provided by operating activities in the condensed consolidated statements of cash flows.
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
Level 1 - Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. There were no balances classified as level 1 in the fair value hierarchy as of June 27, 2025 and March 31, 2025.
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
The Company has accrued for contingent consideration related to an acquisition in fiscal year 2025, classified as a level 3 measurement in the fair value hierarchy due to significant unobservable inputs. Fair value is determined using internal cash flow models that incorporate unobservable inputs, including the probability of achieving performance milestones. As of June 27, 2025 and March 31, 2025, the balance of contingent consideration was $5 million.
The significant inputs include the Company's probability assessments of expected future revenue during the earn-out periods, associated volatility, and a discount rate reflecting uncertainties in the obligation consistent with the terms of the purchase agreement. Significant changes in expected revenues or in the discount rate and volatility assumptions used would impact fair value estimates. The interrelationship between these inputs is not considered significant.
During the three-month periods ended June 27, 2025, and June 28, 2024, there were no other additions to the accrual, payments, fair value adjustments, or unrealized gains or losses included in earnings.

There were no transfers between levels in the fair value hierarchy during the three-month periods ended June 27, 2025 and June 28, 2024.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 27, 2025 and March 31, 2025:

	Fair Value Measurements as of June 27, 2025
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$1,653	$—	$1,653
Foreign currency contracts (Note 8)	—	71	—	71
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	46	—	46
Liabilities:
Foreign currency contracts (Note 8)	$—	$(37)	$—	$(37)
Contingent consideration in connection with business acquisitions	—	—	(5)	(5)

	Fair Value Measurements as of March 31, 2025
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$1,535	$—	$1,535
Foreign currency contracts (Note 8)	—	34	—	34
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	43	—	43
Liabilities:				0
Foreign currency contracts (Note 8)	$—	$(79)	$—	$(79)
Contingent consideration in connection with business acquisitions	—	—	(5)	(5)
Other financial instruments
The following table presents the Company’s major debts not carried at fair value:

	As of June 27, 2025		As of March 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In millions)
4.750% Notes due June 2025	—	—	531	531	Level 1
3.750% Notes due February 2026	677	673	678	672	Level 1
6.000% Notes due January 2028	398	411	398	409	Level 1
4.875% Notes due June 2029	655	659	655	651	Level 1
4.875% Notes due May 2030	675	678	676	669	Level 1
5.250% Notes due January 2032	499	504	499	497	Level 1
Delayed Draw Term Loan due December 2027	500	500	—	—	Level 1
3.600% HUF Bonds due December 2031	290	232	269	215	Level 2
The Notes due June 2025, February 2026, January 2028, June 2029, May 2030 and January 2032 are valued based on broker trading prices in active markets. The Delayed Draw Term Loan due December 2027 bears interest at variable interest rates, therefore, as of June 27, 2027, the carrying amount approximates fair value. HUF Bonds are valued based on the broker trading prices in an inactive market.

12. BUSINESS ACQUISITIONS
On April 30, 2025, the Company completed the acquisition of a manufacturing business in Bielsko Biała, Poland, for total estimated purchase consideration of $35 million. The site is included in the FRS segment. The results of the acquired business are included in the Company’s condensed consolidated financial statements from the acquisition date. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is based on their estimated fair values as of the date of acquisition. Additional information, which existed as of the acquisition date, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the date of the acquisition. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill during the measurement period.
The following represents the Company's initial allocation of the total purchase price to the acquired assets and liabilities of the acquired business (in millions):

Current Assets:
Inventory	$15
Unbilled Accounts Receivable	9
Accounts Receivable	1
Total current assets	25
Operating lease right-of-use assets, net	28
Property and equipment	4
Intangible assets	2
Goodwill	8
Total assets	$67

Current Liabilities:
Accrued payroll	$4
Operating lease liabilities	2
Total current liabilities	6
Operating lease liabilities, non-current	26
Total liabilities	32
Total aggregate purchase price	$35

Intangible assets of $2 million are comprised of customer related intangible assets as well as acquired technology, which will both be amortized over a weighted-average estimated useful life of 5 years.
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
The Company was involved in a commercial dispute related to a construction matter with related production objectives. Management had assessed the potential outcomes of this dispute, considered available information, and consulted with legal counsel and as a result of this assessment recognized $50 million in Selling, general and administrative expenses in the fourth quarter of the fiscal year ended March 31, 2024 as an accrual. The parties reached a settlement in line with the accrued amount during the first quarter of fiscal year 2026 and the Company made an initial payment of $21 million in line with this agreement.
One of the Company's Brazilian subsidiaries received six assessments for certain sales and import taxes. Four of the assessments have been successfully definitively defeated. The Company was unsuccessful at the administrative level in two of the remaining assessments and filed annulment actions in federal court in Brasilia, Brazil. The first annulment action was filed on March 23, 2020; the updated value of that assessment inclusive of interest and penalties is 37 million Brazilian reals (approximately USD $7 million). The Brazilian court ruled in favor of the Company on the first annulment action on March 7, 2025 and the assessment obligation has been canceled, although it remains subject to appeal. The second annulment action was filed on September 19, 2023; the updated value of that assessment inclusive of interest and penalties is 60 million Brazilian reals (approximately USD $11 million). The Company is still awaiting a resolution of the second annulment action. The Company believes that it has meritorious defenses to these assessments and will continue to vigorously oppose them, as well as any future assessments. The Company does not expect final judicial determination on the remaining assessments and annulment actions in the near future.
A foreign Tax Authority (“Tax Authority”) had assessed a cumulative total of approximately $167 million in taxes owed for multiple Flex legal entities within its jurisdiction for various fiscal years ranging from fiscal year 2010 through fiscal year 2020. The assessed amounts related to the denial of certain deductible intercompany payments and taxability of income earned outside such jurisdiction. The Company disagrees with the Tax Authority’s remaining assessments and is actively contesting the assessments through the administrative and judicial processes.
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
14.  SHARE REPURCHASES
During the three-month period ended June 27, 2025, the Company repurchased 7.2 million shares at an aggregate purchase price of $247 million and retired all of these shares.
Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $1.7 billion in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Annual General Meeting held on August 8, 2024. As of June 27, 2025, shares in the aggregate amount of $0.8 billion were available to be repurchased under the current plan.
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
The Company's Chief Executive Officer is our Chief Operating Decision Maker ("CODM") who uses segment income in evaluating how we allocate resources, assess performance and make strategic and operational decisions.

Selected financial information by segment is in the table below.

Three Months Ended June 27, 2025	FAS	FRS	Corporate & Other	Total
Net Sales	$3,691	$2,884	$—	$6,575
Cost of inventory	(2,732)	(1,927)	—	(4,659)
Manufacturing expenses	(634)	(681)	(5)	(1,320)
Segment selling, general and administrative expenses	(85)	(104)	(12)	(201)
Segment income	$240	$172	$(17)	$395
Reconciling items:
Intangible amortization				$21
Stock-based compensation				34
Restructuring charges				23
Legal and other (1)				6
Interest expenses				51
Interest income				13
Other charges (income), net				7
Equity in earnings (losses) of unconsolidated affiliates				(20)
Income before income taxes				$246
(1)Legal and other consists of costs not directly related to core business results and including matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims and other issues on a global basis as well as acquisition related costs and asset impairment. During the first quarter of fiscal year 2026, legal costs were primarily related to costs from acquisitions occurring in fiscal year 2025 and the first quarter of fiscal year 2026.

Three Months Ended June 28, 2024	FAS	FRS	Corporate & Other	Total
Net Sales	$3,365	$2,949	$—	$6,314
Cost of inventory	(2,496)	(2,003)	—	(4,499)
Manufacturing expenses	(613)	(699)	(8)	(1,320)
Segment selling, general and administrative expenses	(77)	(100)	(12)	(189)
Segment income	$179	$147	$(20)	$306
Reconciling items:
Intangible amortization				$16
Stock-based compensation				32
Restructuring charges				25
Interest expenses				56
Interest income				16
Other charges (income), net				2
Equity in earnings (losses) of unconsolidated affiliates				1
Income before income taxes				$192
Corporate and other primarily includes corporate service costs that are not included in the CODM's assessment of the performance of each of the identified reportable segments.
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
Total depreciation expense, including amounts allocated to the reportable segments and Corporate and Other for the three-month periods ended June 27, 2025 and June 28, 2024 as follows:

	Three-Month Periods Ended
	June 27, 2025	June 28, 2024
	(In millions)
Depreciation expense:
Flex Agility Solutions	$50	$44
Flex Reliability Solutions	62	62
Corporate and Other	3	4
Total depreciation expense	$115	$110

16.  RESTRUCTURING CHARGES
The Company continued to improve operational efficiencies through targeted restructuring activities during the first quarter of fiscal year 2026. During the three-month period ended June 27, 2025, the Company recognized approximately $23 million of restructuring charges, most of which related to employee severance.
The following table summarizes the provisions, respective payments, and remaining accrued balance for charges incurred as of June 27, 2025:

	Severance	Long-Lived Asset Impairment	Other Exit Costs	Total
	(In millions)
Balance as of March 31, 2025	$51	$—	$—	$51
Provision for net charges incurred	19	3	1	23
Cash payments	(18)	—	(1)	(19)
Non-cash reductions	—	(3)	—	(3)
Other adjustments	—	—	1	1
Balance as of June 27, 2025	52	—	1	53
Less: Current portion (classified as other current liabilities)	52	—	1	53
Accrued restructuring costs, net of current portion (classified as other non-current liabilities)	$—	$—	$—	$—
17. SUBSEQUENT EVENTS
On July 15, 2025, the Company entered into a new $2.75 billion credit facility (the "New Credit Facility") which matures in July 2030 and consists of a $2.75 billion revolving credit facility with a sub-limit of $400 million available for swing line loans and a sub-limit of $200 million available for the issuance of letters of credit. The New Credit Facility replaced the previous $2.5 billion credit facility. Under the New Credit Facility, the interest rate margins, commitment fee and letter of credit usage fee are determined based on standard benchmark interest rates subject to potential adjustment based on the Company’s credit rating.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise specifically stated, references in this report to “Flex,” “the Company,” “we,” “us,” “our” and similar terms mean Flex Ltd. and its subsidiaries.
This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those risks and uncertainties discussed in this section, as well as any risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.
OVERVIEW
We are the advanced, end-to-end manufacturing partner of choice that helps a diverse customer base design, build, deliver and manage innovative products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, we deliver technology innovation, supply chain, and manufacturing solutions to diverse industries and end markets. Our full suite of specialized capabilities includes design and engineering, supply chain, manufacturing, post-production and post-sale services, and proprietary products. We partner with customers across a diverse set of industries including data center, communications, enterprise, consumer, automotive, healthcare, industrial and power. As of June 27, 2025, our two operating and reportable segments were as follows:
•Flex Agility Solutions ("FAS"), which is comprised of the following end markets:
◦Communications, Enterprise and Cloud ("CEC"), including data center, edge, and communications infrastructure
◦Lifestyle, including appliances, floorcare, smart living, Heating, Ventilation and Air-Conditioning ("HVAC"), and power tools
◦Consumer Devices, including mobile and high velocity consumer devices
•Flex Reliability Solutions ("FRS"), which is comprised of the following end markets:
◦Industrial, including industrial devices, capital equipment, renewables, critical power and embedded power
◦Automotive, including compute platforms, power electronics, motion, and interface
◦Health Solutions, including medical devices, medical equipment, and drug delivery
Our strategy is to provide customers with a full range of cost competitive, vertically-integrated global supply chain solutions through which we can design, build, ship and service a complete packaged product for our customers. This enables our customers to leverage our supply chain solutions to meet their product requirements throughout the entire product lifecycle.
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
Tariffs
In the fourth quarter of our fiscal year ended March 31, 2025, the U.S. implemented a series of global tariffs, including on a number of countries in which Flex operates. Although we have been and expect to continue to be able to pass tariff costs through to our customers, the global tariff landscape, which continues to evolve, has the potential to meaningfully impact end customer demand. During the quarter ended June 27. 2025, tariff costs paid and recoveries from our customers impacted our revenues and costs of goods sold by less than one percent and had a negligible impact on our profitability. If, in the future, we are no longer able to fully pass through these tariffs, our results from operations and cash flows would be negatively impacted. For further information, refer to Part I, Item 1A, Risk Factors - "Global economic conditions, including inflationary pressures, currency volatility, stagflation, slower economic growth or recession, high or rising interest rates, trade conflicts, tariffs, geopolitical uncertainty and instability in financial markets have in the past adversely affected, and may in the future adversely affect, our business, results of operations, financial condition, and access to capital markets." in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Business Overview
We are one of the world's largest providers of global supply chain solutions, with revenues of $6.6 billion for the three-month period ended June 27, 2025 and $25.8 billion in the fiscal year ended March 31, 2025. We have established an extensive network of manufacturing facilities in the world's major consumer and enterprise markets (Asia, the Americas, and Europe) to serve the growing outsourcing needs of both multinational and regional customers. We design, build, ship, and service consumer and enterprise products for our customers through a network of approximately 100 facilities in approximately 30 countries across four continents. The following tables set forth the relative percentages and dollar amounts of net sales by region and by country, and net property and equipment by country, based on the location of our manufacturing sites.

	Three-Month Periods Ended
	June 27, 2025		June 28, 2024
	(In millions)
Net sales by region:
Americas	$3,364	51%	$3,018	48%
Asia	1,870	28%	1,907	30%
Europe	1,341	21%	1,389	22%
	$6,575		$6,314

Net sales by country:
Mexico	$1,709	26%	$1,587	25%
U.S.	1,283	20%	1,004	16%
China	1,072	16%	1,068	17%
Malaysia	597	9%	591	9%
Brazil	354	5%	400	6%
Hungary	346	5%	343	5%
Other	1,214	19%	1,321	22%
	$6,575		$6,314

	As of		As of
	June 27, 2025		March 31, 2025
Property and equipment, net:	(In millions)
Mexico	$810	35%	$815	35%
U.S.	376	16%	376	16%
China	290	13%	293	13%
Malaysia	174	7%	163	7%
Hungary	145	6%	140	6%
Brazil	81	4%	83	4%
Other	453	19%	460	19%
	$2,329		$2,330
We believe that the combination of our extensive open innovation platform solutions, design and engineering services, advanced supply chain management solutions and services, significant scale and global presence, and manufacturing campuses, including many in low-cost geographic areas, provide us with a competitive advantage and strong differentiation in the market for designing, manufacturing and servicing products for leading multinational and regional customers. Specifically, we offer our customers the ability to simplify their global product development, manufacturing process, and after-sales services, and enable them to meaningfully accelerate their time to market and cost savings.
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
We are also subject to other risks as outlined in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.
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
Refer to the accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, where we discuss our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales (amounts may not sum due to rounding). The financial information and the discussion below should be read together with the condensed consolidated financial statements and notes thereto included in this document. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

	Three-Month Periods Ended
	June 27, 2025	June 28, 2024
Net sales	100.0%	100.0%
Cost of sales	91.1	92.3
Restructuring charges	0.2	0.2
Gross profit	8.7	7.5
Selling, general and administrative expenses	3.5	3.4
Restructuring charges	0.1	0.1
Intangible amortization	0.4	0.3
Operating income	4.7	3.7
Interest expense	0.8	0.9
Interest income	0.2	0.3
Other charges (income), net	0.1	0.1
Equity in earnings (losses) of unconsolidated affiliates	(0.3)	—
Income before income taxes	3.7	3.0
Provision for (benefit from) income taxes	0.8	0.8
Net income	2.9%	2.2%
Net sales
The following table sets forth our net sales by segment, and their relative percentages (the sum of the individual percentages may not equal 100% due to rounding):

	Three-Month Periods Ended
	June 27, 2025		June 28, 2024
	(In millions)
Net sales:
Flex Agility Solutions	$3,691	56%	$3,365	53%
Flex Reliability Solutions	2,884	44%	2,949	47%
	$6,575		$6,314
Net sales during the three-month period ended June 27, 2025 totaled $6.6 billion, representing an increase of approximately $0.3 billion, or 4% from $6.3 billion during the three-month period ended June 28, 2024. Net sales for our FAS segment increased approximately $0.3 billion, or 10% from the three-month period ended June 28, 2024, primarily driven by a strong increase in our CEC business from increased demand in data center cloud, partially offset by a significant decrease in our Consumer Devices business due to lower demand. Net sales for our FRS segment decreased approximately $0.1 billion, or 2% from the three-month period ended June 28, 2024, as growth in data center power combined with sales from our recent Crown acquisition was more than offset by weaker demand in our core Industrial, Automotive, and Health Solutions businesses. Net sales remained consistent in Asia at $1.9 billion, decreased $0.1 billion to $1.3 billion in Europe and increased $0.4 billion to $3.4 billion in the Americas.
Our ten largest customers during the three-month periods ended June 27, 2025 and June 28, 2024 accounted for approximately 48% and 43% of net sales, respectively. No customer accounted for more than 10% of net sales during the three-month periods ended June 27, 2025 or June 28, 2024.

Cost of sales
Cost of sales is affected by a number of factors, including the number and size of new manufacturing programs, product mix, labor cost fluctuations by region, component costs and availability and capacity utilization.
Cost of sales during the three-month period ended June 27, 2025, totaled $6.0 billion, representing an increase of $0.2 billion, or 3% from $5.8 billion during the three-month period ended June 28, 2024. The higher cost of sales for the three-month period ended June 27, 2025, was primarily driven by a $0.3 billion or 4% increase in consolidated sales, partially offset by cost efficiencies and favorable mix. Cost of sales in our FAS segment for the three-month period ended June 27, 2025, increased approximately $0.3 billion, or 8% from the three-month period ended June 28, 2024, due to revenue growth of 10% offset by favorable mix and cost efficiencies. Cost of sales in our FRS segment for the three-month period ended June 27, 2025, decreased approximately $0.1 billion, or 4% from the three-month period ended June 28, 2024, outpacing a 2% revenue decline due to favorable mix and cost efficiencies.
Gross profit
Gross profit is affected by fluctuations in net sales and cost of sales elements as outlined above and further by a number of factors, including product lifecycles, unit volumes, product mix, pricing, competition, new product introductions, and the expansion or consolidation of manufacturing facilities, as well as specific restructuring activities initiated from time to time. The flexible design of our manufacturing processes allows us to manufacture a broad range of products in our facilities and better utilize our manufacturing capacity across our diverse geographic footprint and service customers from all markets. In the case of new programs, profitability normally lags revenue growth due to product start-up costs, lower manufacturing program volumes in the start-up phase, operational inefficiencies, and under-absorbed overhead. Gross margin for these programs often improves over time as manufacturing volumes increase, as our utilization rates and overhead absorption improve, and as we increase the level of manufacturing services content. As a result of these various factors, our gross margin varies from period to period.
Gross profit during the three-month period ended June 27, 2025 increased $0.1 billion to $0.6 billion, or 8.7% of net sales, from $0.5 billion, or 7.5% of net sales, during the three-month period ended June 28, 2024. Gross margin improved 120 basis points year over year primarily due to favorable mix and continued operational execution.
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
The Company's Chief Executive Officer is our Chief Operating Decision Maker ("CODM") who uses segment income in evaluating how we allocate resources, assess performance and make strategic and operational decisions.
The following table sets forth segment income and margins. Segment margins in the table below may not recalculate exactly due to rounding.

	Three-Month Periods Ended
	June 27, 2025		June 28, 2024
	(In millions)
Segment income:
Flex Agility Solutions	$240	6.5%	$179	5.3%
Flex Reliability Solutions	172	6.0%	147	5.0%
FAS segment margin increased approximately 120 basis points to 6.5% for the three-month period ended June 27, 2025, from 5.3%, for the three-month period ended June 28, 2024, primarily driven by continued mix improvement and strong operational execution.
FRS segment margin increased approximately 100 basis points to 6.0% for the three-month period ended June 27, 2025, compared to 5.0%, for the three-month period ended June 28, 2024, primarily driven by favorable mix and strong operational execution.
Restructuring charges

We undertook targeted restructuring activities to improve operational efficiencies by reducing excess workforce capacity. During the three-month period ended June 27, 2025, we recognized approximately $23 million of restructuring charges primarily related to employee severance, compared to $25 million in the same period in fiscal year 2025.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) was $0.2 billion, or 3.5% of net sales, during the three-month period ended June 27, 2025, remaining consistent with $0.2 billion or 3.4% of net sales, during the three-month period ended June 28, 2024. The percentage consistency in SG&A reflects ongoing cost control efforts.
Intangible amortization
Amortization of intangible assets increased to $21 million for the three-month period ended June 27, 2025, compared to $16 million in the same period in fiscal year 2025, primarily due to acquisitions during fiscal year 2025.
Interest expense
Interest expense decreased to $51 million for the three-month period ended June 27, 2025, from $56 million in the prior year, driven by a decrease in interest expense from lower commercial paper borrowings and reduced receivable factoring costs, partially offset by increased interest expense on our long-term debt.
Interest income
Interest income for the three-month period ended June 27, 2025, decreased to $13 million compared to $16 million for the same period in fiscal year 2025. These results are the result of lower interest rates and lower average cash balances comparatively between the two periods.
Other charges (income), net
Other charges (income), net was $7 million during the three-month period ended June 27, 2025 compared to $2 million during the three-month period ended June 28, 2024, primarily due to fluctuations in foreign exchange rates during the quarter.
Equity in earnings (losses) of unconsolidated affiliates
Equity in losses was $20 million during the three-month period ended June 27, 2025, compared to earnings of $1 million during the three-month period ended June 28, 2024, primarily due to a $17 million loss related to a specific venture capital fund during the first quarter of fiscal year 2026.
Income taxes
Certain of our subsidiaries, at various times, have been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to note 15, “Income Taxes” of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 for further discussion.
The consolidated effective tax rate was 22% and 28% for the three-month periods ended June 27, 2025 and June 28, 2024, respectively. The effective rate varies from the Singapore statutory rate of 17% as a result of recognition of earnings in different jurisdictions (we generate most of our revenues and profits from operations outside of Singapore), operating loss carryforwards, income tax credits, release of previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effects of certain tax holidays and incentives granted to our subsidiaries primarily in China, Costa Rica, Malaysia, the Netherlands and Israel. The effective tax rate for the three-month period ended June 27, 2025 was lower than the effective tax rate for the three-month period ended June 28, 2024, for a variety of reasons, primarily favorable foreign exchange impacts, tax benefits on restructuring charges, and additional interest recoverable on prior periods taxes paid by one of our Brazilian subsidiaries.
The OECD Pillar Two Global Anti-Base Erosion (“GloBE”) model rules, issued under the OECD Inclusive Framework on Base Erosion and Profit Shifting, introduce a global minimum tax of 15% applicable to multinational enterprise groups with consolidated financial statement revenue in excess of €750 million. Numerous foreign jurisdictions have already enacted tax legislation based on the GloBE rules, with some effective as early as January 1, 2024. As of June 27, 2025, the Company has reflected all estimated impacts of the Pillar Two GloBE minimum tax accordingly within its estimated annual effective tax rate for the year.
On July 4, 2025, The One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA makes permanent various provisions of the Tax Cuts and Jobs Act which otherwise would have expired as well as makes significant modifications to the U.S. international tax framework. The Company is in the process of evaluating the impact of the OBBBA to our consolidated financial statements.
Net income
Net income was $192 million during the three-month period ended June 27, 2025, compared to $139 million during the three-month period ended June 28, 2024, driven by the factors discussed above.
LIQUIDITY AND CAPITAL RESOURCES
We continuously evaluate our ability to meet our obligations over the next 12 months and beyond and proactively reset our capital structure to improve maturities and liquidity. We expect that our current financial condition, including our liquidity sources are adequate to fund current and future commitments. As of June 27, 2025, we had cash and cash equivalents of approximately $2.2 billion and bank and other borrowings of approximately $3.7 billion and had a $2.5 billion revolving credit facility under which we had no borrowings outstanding as of June 27, 2025. In July 2025, the $2.5 billion revolving credit facility was replaced by a new $2.75 billion revolving credit facility, which matures in July 2030. We also drew down $500 million from our Delayed Draw Term Loan which is due December 31, 2027 ("the "2027 Delayed Draw Term Loan") in the first quarter of fiscal year 2026. During the first quarter of fiscal year 2026, we repaid the 4.750% Senior Notes due June 2025. As of June 27, 2025, we were in compliance with the covenants under all of our credit facilities and indentures; we also expect to remain in compliance with the covenants in the upcoming 12 months for our credit facilities and indentures. We do not anticipate that the new credit facility will impact our compliance with covenants.
Cash provided by operating activities was $0.4 billion during the three-month period ended June 27, 2025, primarily driven by $0.2 billion of net income for the period plus $0.2 billion of non-cash charges such as depreciation, amortization, and stock-based compensation.
We believe net working capital is a key metric that measures our liquidity. Net working capital is calculated as current assets less current liabilities. Net working capital increased approximately $0.5 billion to $3.5 billion as of June 27, 2025, from $3.0 billion as of March 31, 2025. The increase was primarily the result of a $0.5 billion decrease in the current portion of long-term debt driven by the repayment of the 4.750% Senior Notes during the first quarter. Other movements in working capital largely offset themselves with increases of $0.2 billion in accounts receivable, $0.2 billion in contract assets and $0.1 billion in inventory, against increases of $0.7 billion in accounts payable and $0.1 billion in other current liabilities.
Net cash used in investing activities was $0.2 billion during the three-month period ended June 27, 2025. This was primarily driven by $0.1 billion of net capital expenditures for property and equipment to continue expanding capabilities and capacity in support of our Automotive, CEC, and Industrial businesses as well as payment for a business acquisition during the period.
We believe adjusted free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our adjusted free cash flow is defined as cash from operations, less net purchases of property and equipment allowing us to present adjusted cash flows on a consistent basis for investors. Our adjusted free cash flow for the three-month periods ended June 27, 2025 and June 28, 2024 was an inflow of $0.3 billion and $0.2 billion, respectively. Adjusted free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Adjusted free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Adjusted free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Three-Month Periods Ended
	June 27, 2025	June 28, 2024
	(In millions)
Net cash provided by operating activities	$399	$340
Purchases of property and equipment	(133)	(111)
Proceeds from the disposition of property and equipment	2	3
Adjusted free cash flow	$268	$232
Cash used by financing activities was $0.3 billion during the three-month period ended June 27, 2025, which was primarily driven by $0.2 billion of cash paid for the repurchase of our ordinary shares as our debt repayments and borrowings largely offset.
Our cash balances are generated and held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months and beyond. As of June 27, 2025 and March 31, 2025, approximately 81% of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $0.8 billion as of March 31, 2025). Repatriation could result in an additional income tax payment; however, for the majority of our foreign entities, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.
Future liquidity needs will depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, and the levels of shipments and changes in the volumes of customer orders.
We maintain a commercial paper program which provides short-term financing under which there were no borrowings outstanding as of June 27, 2025.
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
Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $1.7 billion in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 8, 2024. During the three-month period ended June 27, 2025, we paid $0.2 billion to repurchase shares under the current repurchase plan at an average price of $34.29 per share. As of June 27, 2025, shares in the aggregate amount of $0.8 billion were available to be repurchased under the current plan.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2025.
In June 2025, the Company drew down the 2027 Delayed Draw Term Loan and repaid the 4.750% Senior Notes due June 2025. There were no other material changes in our contractual obligations and commitments as of June 27, 2025.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the three-month period ended June 27, 2025 as compared to the fiscal year ended March 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 27, 2025. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 27, 2025, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our quarter ended June 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For a description of our material legal proceedings, see note 13 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our ordinary shares made by us for the period from April 1, 2025 through June 27, 2025:

Period (2)	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 - May 3, 2025	5,001,483	$30.66	5,001,483	$881,038,276
May 4, 2025 - May 31, 2025	1,191,921	$40.72	1,191,921	$832,497,953
June 1, 2025 - June 27 2025	1,009,205	$44.68	1,009,205	$787,406,427
Total	7,202,609		7,202,609
(1)During the period from April 1, 2025 through June 27, 2025, all purchases were made pursuant to the programs discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.
(2)On August 8, 2024, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $1.7 billion. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of June 27, 2025, shares in the aggregate amount of $0.8 billion were available to be repurchased under the current plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
During the fiscal quarter ended June 27, 2025, the officers and director listed below adopted trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.
On June 11, 2025, Daniel J. Wendler, Senior Vice President and Chief Accounting Officer, adopted a trading plan that provides for the sale of up to 10,000 ordinary shares of the Company. The plan will terminate on June 11, 2026, subject to early termination for certain specified events set forth in the plan.

On June 17, 2025, Michael P. Hartung, President and Chief Commercial Officer, adopted a trading plan that provides for the sale of up to 90,000 ordinary shares of the Company. The plan will terminate on December 31, 2025, subject to early termination for certain specified events set forth in the plan.
No other officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended June 27, 2025.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.01	Description of Annual Incentive Bonus Plan for Fiscal Year 2026					X
10.02	Form of Restricted Share Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan for service-based vesting awards (FY26)					X
10.03	Form of Restricted Share Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan for performance-based vesting awards (FY26-EVP, PRES, CFO)					X
10.04	Form of Restricted Share Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan for performance-based vesting awards (FY26-SVP)					X
10.05	Form of Restricted Share Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan for performance-based vesting awards (FY26-CEO supplemental equity)					X
10.06	2010 Flextronics International USA, Inc. Deferred Compensation Plan (amended and restated June 6, 2025).					X
10.07	Form of Addendum Award Agreement under the Amended and Restated 2010 Deferred Compensation Plan (FY26)					X
15.01	Letter in lieu of consent of Deloitte & Touche LLP					X
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
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

FLEX LTD.
(Registrant)

/s/ REVATHI ADVAITHI
Revathi Advaithi
Chief Executive Officer
(Principal Executive Officer)

Date:	July 25, 2025
/s/ KEVIN KRUMM
Kevin Krumm
Chief Financial Officer
(Principal Financial Officer)

Date:	July 25, 2025