Form 10-Q
period 2025-09-26
FLEX LTD.
filed 2025-10-31
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2025

or

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

The number of shares of the registrant’s ordinary shares outstanding as of October 24, 2025 was 369,790,328.

FLEX LTD.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Report of Independent Registered Public Accounting Firm	3
	Condensed Consolidated Balance Sheets (unaudited) — September 26, 2025 and March 31, 2025	4
	Condensed Consolidated Statements of Operations (unaudited) — Three-Month and Six-Month Periods Ended September 26, 2025 and September 27, 2024	5
	Condensed Consolidated Statements of Comprehensive Income (unaudited) — Three-Month and Six-Month Periods Ended September 26, 2025 and September 27, 2024	6
	Condensed Consolidated Statements of Shareholders' Equity (unaudited) — Three-Month and Six-Month Periods Ended September 26, 2025 and September 27, 2024	7
	Condensed Consolidated Statements of Cash Flows (unaudited) — Six-Month Periods Ended September 26, 2025 and September 27, 2024	9
	Notes to Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	41
Signatures		42

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flex Ltd., Singapore

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Flex Ltd. and subsidiaries (the “Company”) as of September 26, 2025, the related condensed consolidated statements of operations, comprehensive income, and shareholders’ equity for the six-month periods ended September 26, 2025 and September 27, 2024, the condensed consolidated statement of cash flows for the six-month periods ended September 26, 2025 and September 27, 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
October 31, 2025

FLEX LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 26, 2025	As of March 31, 2025
	(In millions, except share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,249	$2,289
Accounts receivable, net of allowance of $9 and $7, respectively	3,857	3,671
Contract assets	819	616
Inventories	5,270	5,071
Other current assets	1,647	1,194
Total current assets	13,842	12,841
Property and equipment, net	2,352	2,330
Operating lease right-of-use assets, net	703	562
Goodwill	1,375	1,341
Other intangible assets, net	314	343
Other non-current assets	960	964
Total assets	$19,546	$18,381

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$676	$1,209
Accounts payable	6,125	5,147
Accrued payroll and benefits	568	560
Deferred revenue and customer working capital advances	1,914	1,957
Other current liabilities	1,091	977
Total current liabilities	10,374	9,850
Long-term debt, net of current portion	3,013	2,483
Operating lease liabilities, non-current	604	456
Other non-current liabilities	520	590
Total liabilities	14,511	13,379
Shareholders’ equity
Ordinary shares, no par value; 376,417,513 and 383,369,073 issued, and 370,865,873 and 377,817,433 outstanding as of September 26, 2025 and March 31, 2025, respectively	3,671	4,142
Treasury stock, at cost; 5,551,640 shares	(200)	(200)
Accumulated earnings	1,675	1,284
Accumulated other comprehensive loss	(111)	(224)
Total shareholders’ equity	5,035	5,002
Total liabilities and shareholders' equity	$19,546	$18,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Six-Month Periods Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
	(In millions, except per share amounts) (Unaudited)
Net sales	$6,804	$6,545	$13,379	$12,859
Cost of sales	6,181	5,998	12,168	11,825
Restructuring charges	9	16	25	32
Gross profit	614	531	1,186	1,002
Selling, general and administrative expenses	260	216	493	429
Restructuring and impairment charges	42	2	49	11
Intangible amortization	16	16	37	32
Operating income	296	297	607	530
Interest expense	52	53	103	109
Interest income	10	16	23	32
Other charges (income), net	(13)	(8)	(6)	(6)
Equity in earnings (losses) of unconsolidated affiliates	(5)	(4)	(25)	(3)
Income before income taxes	262	264	508	456
Provision for (benefit from) income taxes	63	50	117	103
Net income	$199	$214	$391	$353

Earnings per share:
Basic	$0.53	$0.54	$1.05	$0.89
Diluted	0.52	0.54	1.03	0.87

Weighted-average shares used in computing per share amounts:
Basic	374	394	374	398
Diluted	380	400	381	405

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended		Six-Month Periods Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
	(In millions) (Unaudited)
Net income	$199	$214	$391	$353
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5	55	74	39
Unrealized gain (loss) on derivative instruments and other	—	10	39	(17)
Comprehensive income	$204	$279	$504	$375

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary Shares			Accumulated Other Comprehensive Gain (Loss)			Total
Three-Months Ended September 26, 2025	Shares Outstanding	Amount	Accumulated Earnings (Deficit)	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Gain (Loss)	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT JUNE 27, 2025	376	$3,729	$1,476	$20	$(136)	$(116)	$5,089
Repurchase of Flex Ltd. ordinary shares at cost	(6)	(297)	—	—	—	—	(297)
Issuance of Flex Ltd. vested shares under restricted share unit awards	1	—	—	—	—	—	—
Net income	—	—	199	—	—	—	199
Provision for stock warrants	—	2	—	—	—	—	2
Stock-based compensation	—	37	—	—	—	—	37
Total other comprehensive income (loss)	—	—	—	—	5	5	5
BALANCE AT SEPTEMBER 26, 2025	371	$3,471	$1,675	$20	$(131)	$(111)	$5,035

	Ordinary Shares			Accumulated Other Comprehensive Gain (Loss)			Total
Six-Months Ended September 26, 2025	Shares Outstanding	Amount	Accumulated Earnings (Deficit)	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Gain (Loss)	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT MARCH 31, 2025	378	$3,942	$1,284	$(19)	$(205)	$(224)	$5,002
Repurchase of Flex Ltd. ordinary shares at cost	(13)	(544)	—	—	—	—	(544)
Issuance of Flex Ltd. vested shares under restricted share unit awards	6	—	—	—	—	—	—
Net income	—	—	391	—	—	—	391
Provision for stock warrants	—	2	—	—	—	—	2
Stock-based compensation	—	71	—	—	—	—	71
Total other comprehensive income (loss)	—	—	—	39	74	113	113
BALANCE AT SEPTEMBER 26, 2025	371	$3,471	$1,675	$20	$(131)	$(111)	$5,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)

	Ordinary Shares			Accumulated Other Comprehensive Gain (Loss)			Total
Three-Months Ended September 27, 2024	Shares Outstanding	Amount	Accumulated Earnings (Deficit)	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Gain (Loss)	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT JUNE 28, 2024	399	$4,649	$585	$(23)	$(215)	$(238)	$4,996
Repurchase of Flex Ltd. ordinary shares at cost	(10)	(300)	—	—	—	—	(300)
Issuance of Flex Ltd. vested shares under restricted share unit awards	1	—	—	—	—	—	—
Net income	—	—	214	—	—	—	214
Stock-based compensation	—	28	—	—	—	—	28
Total other comprehensive income (loss)	—	—	—	10	55	65	65
BALANCE AT SEPTEMBER 27, 2024	390	$4,377	$799	$(13)	$(160)	$(173)	$5,003

	Ordinary Shares			Accumulated Other Comprehensive Gain (Loss)			Total
Six-Months Ended September 27, 2024	Shares Outstanding	Amount	Accumulated Earnings (Deficit)	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Gain (Loss)	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT MARCH 31, 2024	408	$5,074	$446	$4	$(199)	$(195)	$5,325
Repurchase of Flex Ltd. ordinary shares at cost	(25)	(757)	—	—	—	—	(757)
Issuance of Flex Ltd. vested shares under restricted share unit awards	7	—	—	—	—	—	—
Net income	—	—	353	—	—	—	353
Stock-based compensation	—	60	—	—	—	—	60
Total other comprehensive income (loss)	—	—	—	(17)	39	22	22
BALANCE AT SEPTEMBER 27, 2024	390	$4,377	$799	$(13)	$(160)	$(173)	$5,003
The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Periods Ended
	September 26, 2025	September 27, 2024
	(In millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$391	$353
Depreciation, amortization and other impairment charges	298	257
Changes in working capital and other, net	163	49
Net cash provided by operating activities	852	659
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(283)	(214)
Proceeds from the disposition of property and equipment	4	6
Acquisition of businesses, net of cash acquired	(43)	(1)
Proceeds from divestiture of businesses, net of cash held in divested businesses	(4)	—
Other investing activities, net	(8)	3
Net cash used in investing activities	(334)	(206)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	500	499
Payments of bank borrowings, long-term debt and other financing liabilities	(535)	(57)
Payments for repurchases of ordinary shares	(544)	(757)
Other, net	4	(6)
Net cash used in financing activities	(575)	(321)
Effect of exchange rates on cash and cash equivalents	17	(5)
Net change in cash and cash equivalents	(40)	127
Cash and cash equivalents, beginning of period	2,289	2,474
Cash and cash equivalents, end of period	$2,249	$2,601

Non-cash investing activities:
Unpaid purchases of property and equipment	$115	$96
Right-of-use assets obtained in exchange for operating lease liabilities	206	37

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION
Organization of the Company
Flex Ltd. ("Flex" or the "Company") is the advanced, end-to-end manufacturing partner of choice that helps a diverse customer base design, build, deliver and manage innovative products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, Flex delivers technology innovation, supply chain, and manufacturing solutions to diverse industries and end markets. The Company's full suite of specialized capabilities includes design and engineering, supply chain, manufacturing, post-production and post-sale services, and proprietary products. Flex partners with customers across a diverse set of industries including data center, communications, enterprise, consumer, automotive, industrial, healthcare, and power. As of September 26, 2025, Flex's two operating and reportable segments were as follows:
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
◦Industrial, including industrial devices, capital equipment, renewables, critical power, and embedded power
◦Automotive, including compute platforms, power electronics, motion, and interface
◦Health Solutions, including medical devices, medical equipment, and drug delivery
The Company's service offerings include a comprehensive range of value-added design and engineering services that are tailored to the various markets and needs of its customers. Other focused service offerings relate to manufacturing (including enclosures, metals, plastic injection molding, precision plastics, machining, and mechanicals), system integration and assembly and test services, materials procurement, inventory management, logistics and after-sales services (including product repair, warranty services, re-manufacturing and maintenance), supply chain management software solutions and component product offerings (including flexible printed circuit boards, power adapters and chargers).
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2025 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and six-month periods ended September 26, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2026.
The first quarters for fiscal years 2026 and 2025 ended on June 27, 2025, which is comprised of 88 days in the period, and June 28, 2024, which is comprised of 89 days, respectively. The second quarters for fiscal years 2026 and 2025 ended on September 26, 2025 and September 27, 2024, respectively, which are comprised of 91 days in both periods.
The accompanying unaudited condensed consolidated financial statements include the accounts of Flex and its subsidiaries, after elimination of intercompany accounts and transactions. The Company consolidates subsidiaries and investments in entities in which the Company has a controlling interest.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things: allowances for doubtful accounts; inventory write-downs; valuation allowances for deferred tax assets; uncertain tax positions; valuation and useful lives of long-lived assets including property, equipment, and intangible assets; valuation of goodwill; valuation of investments in privately held companies; asset impairments; fair values of financial instruments, notes receivable and derivative instruments; restructuring charges; contingencies; warranty provisions; incremental borrowing rates in determining the present value of lease payments; accruals for potential price adjustments arising from customer contracts; fair values of assets obtained and liabilities assumed in business combinations; valuation of warrants, and the fair values of restricted share unit awards granted under the Company's stock-based compensation plans. Due to global economic conditions, including the impact of ongoing trade conflicts and tariffs, and geopolitical conflicts (including the Russian invasion of Ukraine, the Israel-Hamas conflict, and other geopolitical conflicts) there has been and will continue to be uncertainty and disruption in the global economy and financial markets. The Company has made estimates and assumptions taking into consideration certain possible impacts due to the foregoing factors. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.
Impact of Missile Strike in Ukraine
During the three months ended September 26, 2025, the Company recognized $23 million of long-lived asset impairments, $13 million of inventory write-downs and $5 million of other charges as a result of a missile strike on its Mukachevo, Ukraine facility in Western Ukraine on August 21, 2025. The missile strike represents an unusual and infrequent event as hostilities related to the Russian invasion of Ukraine have been primarily focused in Eastern Ukraine. The missile strike caused substantial physical damage and disrupted normal operations at the facility. In response, the Company activated contingency manufacturing plans and transitioned production to alternative facilities. As restoration activities progress in Mukachevo, the Company expects to incur additional immaterial near-term inefficiencies. The total $41 million expense is included in restructuring and impairment charges in the condensed consolidated statements of operations.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which expands disclosures in an entity’s income tax rate reconciliation table and income taxes paid both in the U.S. and foreign jurisdictions. The guidance is effective for the Company beginning in the fourth quarter of fiscal year 2026. The Company expects the new guidance will have an immaterial impact on its consolidated financial statements, and intends to adopt the guidance prospectively when it becomes effective in the fourth quarter of fiscal year 2026.
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
In September 2025, the FASB issued ASU 2025-06 "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)", which eliminates prescriptive software development stages, requiring capitalization upon funding authorization and commitment. Additionally, the ASU clarifies the scope for capitalization and supersedes website development guidance. The guidance is effective for the Company beginning in the first quarter of fiscal year 2029. The Company is currently evaluating the guidance to determine the method of adoption and impact on the Company's disclosures.
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05 "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets", which provides for the use of a new practical expedient when estimating expected credit losses for accounts receivable and contract assets arising from transactions accounted for under Topic 606 that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The guidance is effective for the Company, and has been adopted, beginning in the second quarter of fiscal year 2026.

2.  BALANCE SHEET ITEMS
Inventories
The components of inventories, net of applicable lower of cost and net realizable value write-downs, were as follows:

	As of September 26, 2025	As of March 31, 2025
	(In millions)
Raw materials	$4,189	$4,092
Work-in-progress	536	485
Finished goods	545	494
	$5,270	$5,071
In addition to the Flex controlled inventory shown above, the Company held inventory controlled by customers of $768 million and $416 million as of September 26, 2025 and March 31, 2025, respectively. This amount is reported in other current assets in the condensed consolidated balance sheets.
Goodwill and Other Intangible Assets
During the six-month period ended September 26, 2025, goodwill increased by $34 million with $8 million from an acquisition completed in the first quarter of fiscal year 2026 and currency impacts of $26 million. See note 12 for further details.
The components of acquired intangible assets are as follows:

	As of September 26, 2025			As of March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets:
Customer-related intangibles	$317	$(137)	$180	$383	$(186)	$197
Licenses and other intangibles	199	(65)	134	365	(219)	146
Total	$516	$(202)	$314	$748	$(405)	$343
The gross carrying amounts of intangible assets are removed when fully amortized.
The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2026 (1)	$31
2027	58
2028	44
2029	41
2030	36
Thereafter	104
Total amortization expense	$314
(1)Represents estimated amortization for the remaining six-month period of the fiscal year ending March 31, 2026.
Customer Working Capital Advances
Customer working capital advances were $1.5 billion and $1.6 billion as of September 26, 2025 and March 31, 2025, respectively. The customer working capital advances are not interest-bearing, do not generally have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production or the customer working capital advance agreement is terminated.

Other Non-Current Assets
Other non-current assets include deferred tax assets of $575 million and $577 million as of September 26, 2025 and March 31, 2025, respectively.
Other Current Liabilities
Other current liabilities include customer-related accruals of $304 million and $246 million as of September 26, 2025 and March 31, 2025, respectively.
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
Obligations under these programs are classified within accounts payable on the condensed consolidated balance sheets, with the associated payments reflected in the operating activities section of the condensed consolidated statement of cash flows. The Company's outstanding obligations confirmed as valid under its supplier finance programs as of September 26, 2025 and March 31, 2025 were $136 million and $119 million, respectively.
3.  REVENUE
Contract Balances
A contract asset is recognized when the Company has recognized revenue but not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheets and transferred to receivables when rights to payment become unconditional and invoiced.
A contract liability is recognized when the Company receives payments in advance of the satisfaction of performance. Contract liabilities, identified as deferred revenue, were $429 million and $377 million as of September 26, 2025 and March 31, 2025, respectively, of which $392 million and $347 million, respectively, is included in deferred revenue and customer working capital advances under current liabilities.
Warrant
During the quarter ended September 26, 2025, the Company issued a warrant (“the Warrant”) to a customer for the purchase of up to an aggregate of approximately 3.9 million ordinary shares of the Company ("Warrant Shares"). The Warrant Shares vest based on qualifying payments (as defined in the Warrant) for the purchase of all products and services over the term of the Warrant and are recognized as a deduction to revenue as qualifying revenues are recognized. Refer to “Note 4 – Share-Based Compensation and Warrants” for further information.

Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated based on timing of transfer, point in time or over time:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Timing of Transfer	(In millions)
FAS
Point in time	$2,874	$2,924	$5,769	$5,797
Over time	892	682	1,688	1,174
Total	3,766	3,606	7,457	6,971
FRS
Point in time	1,970	2,237	3,829	4,870
Over time	1,068	702	2,093	1,018
Total	3,038	2,939	5,922	5,888
Flex
Point in time	4,844	5,161	9,598	10,667
Over time	1,960	1,384	3,781	2,192
Total	$6,804	$6,545	$13,379	$12,859

4.  SHARE-BASED COMPENSATION AND WARRANTS
Flex historically maintains share-based compensation plans at the corporate level. The Company grants equity compensation awards under its 2017 Equity Incentive Plan (the "2017 Plan").
Share-Based Compensation Expense
The following table summarizes the Company’s share-based compensation expense for the 2017 Plan:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
	(In millions)
Cost of sales	$9	$8	$17	$16
Selling, general and administrative expenses	28	20	54	44
Total share-based compensation expense	$37	$28	$71	$60
The 2017 Plan
During the six-month period ended September 26, 2025, the Company granted approximately 4.3 million restricted share unit ("RSU") awards. Of this amount, approximately 2.0 million are plain-vanilla unvested RSU awards that vest over a period of three years, with no performance or market conditions, with an average grant date price of $43.92 per award. In addition, approximately 1.0 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain performance conditions, with an average grant date price of $45.09 per award. These performance-based RSUs include awards tied to the Company's adjusted earnings per share growth and awards tied to operating profit goals. The number of shares that will ultimately vest will range from zero up to a maximum of approximately 2.4 million based on the level of achievement of these performance conditions. The awards will cliff vest after a period of three years, depending on the specific performance metrics, to the extent such performance conditions have been met. Further, approximately 0.2 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions. The average grant date fair value of these awards that are contingent on certain market conditions was estimated to be $58.55 per award and was calculated using a Monte Carlo simulation. The number of shares contingent on market conditions that ultimately will vest will range from zero up to a maximum of approximately 0.4 million based on a measurement of the percentile rank of the Company’s total shareholder return over certain specified periods against the Company's peer companies, and will cliff vest after a period of three years, to the extent such market conditions have been met. The remaining balance of approximately 1.1 million represents the number of shares issued upon the vesting of RSU awards above target levels based on the achievement of certain market and performance conditions for awards granted in fiscal year 2023. These awards were issued and immediately vested in accordance with the terms and conditions of the underlying awards.

As of September 26, 2025, approximately 9.7 million unvested RSU awards under the 2017 Plan were outstanding, of which vesting for a targeted amount of approximately 0.8 million shares is contingent on meeting certain market conditions, and vesting for a targeted amount of approximately 1.7 million shares is contingent on meeting certain performance conditions. The number of shares tied to market conditions that will ultimately be issued can range from zero to approximately 1.7 million based on the achievement levels. The number of shares tied to performance conditions that will ultimately be issued can range from zero to approximately 3.9 million based on the achievement levels. During the six-month period ended September 26, 2025, approximately 2.3 million shares vested in connection with the awards with market and performance conditions granted in fiscal year 2023.
As of September 26, 2025, total unrecognized compensation expense related to unvested RSU awards under the 2017 Plan was approximately $265 million and will be recognized over a weighted-average remaining vesting period of 2.2 years.
Warrant
On August 15, 2025, the Company issued the Warrant to Amazon.com NV Investment Holdings LLC (“Warrantholder”), a wholly-owned subsidiary of Amazon.com, Inc. ("Parent") to purchase up to an aggregate of 3,859,851 Warrant Shares at an exercise price of $51.29 per share, which is the preceding 30 trading days Volume-Weighted Average Price. The Warrant allows for cashless exercise and expires on August 15, 2030; however, if there are unexercised Warrant Shares as of the expiration date, and the Company and Warrantholder maintain a continued commercial relationship, the Company shall negotiate in good faith with Warrantholder to agree to issue to Warrantholder a new two-year warrant as of the expiration date that provides the same exercise price and other terms for vested and unexercised Warrant Shares, that also takes into account the commercial relationship in effect at such time. The Warrant Shares are subject to vesting based on qualifying payments (as defined in the Warrant) for the purchase of all products and services by or on behalf of Parent and its affiliates over the term of the Warrant. Upon the consummation of an acquisition transaction (as defined in the related transaction agreement), subject to a specified condition, the unvested portion of the Warrant will vest in full. So long as the Warrant is unexercised, the Warrant does not entitle Warrantholder to any voting rights or any other shareholder rights. The exercise price and the number of Warrant Shares are subject to customary anti-dilution adjustments. The expense associated with the Warrant Shares will be recorded as a deduction to revenue as the customer purchases products and services over the vesting period.
The estimated fair value of the Warrant was determined as of the issuance date, using the Black-Scholes option pricing model. The following assumptions were used in the model:

As of August 15, 2025
Expected volatility	45.8%
Expected dividend yield	—%
Expected life	7 years
Risk-free interest rate	4.0%
The calculated fair value of each Warrant Share at the issuance date was $25.47. The Company recorded charges of $2 million during the three months ended September 26, 2025. No Warrant Shares vested, or were exercised, during the three months ended September 26, 2025.

5.  EARNINGS PER SHARE
The following table reflects basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share attributable to the shareholders of Flex:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
	(In millions, except per share amounts)
Numerator:
Net income	$199	$214	$391	$353

Denominator:
Weighted-average ordinary shares outstanding - basic	374	394	374	398
Weighted-average ordinary share equivalents from RSU awards (1)	6	6	7	7
Weighted-average ordinary shares and ordinary share equivalents outstanding - diluted	380	400	381	405

Earnings per share:
Basic	$0.53	$0.54	$1.05	$0.89
Diluted	$0.52	$0.54	$1.03	$0.87
(1)An immaterial amount of RSU awards for the three and six-month periods ended September 26, 2025, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents. An immaterial amount of RSU awards and 1.9 million RSU awards for the three and six-month periods ended September 27, 2024, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
6.  BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt as of September 26, 2025 and March 31, 2025 are as follows:

	Maturity Date	As of September 26, 2025	As of March 31, 2025
		(In millions)
4.750% Notes (1)	June 2025	$—	$531
3.750% Notes (1)	February 2026	676	678
6.000% Notes (1)	January 2028	398	398
4.875% Notes (1)	June 2029	655	655
4.875% Notes (1)	May 2030	673	676
5.250% Notes (1)	January 2032	499	499
Delayed Draw Term Loan (2)	December 2027	500	—
3.600% HUF Bonds (3)	December 2031	300	269
Debt issuance costs		(12)	(14)
		3,689	3,692
Current portion, net of debt issuance costs		(676)	(1,209)
Non-current portion		$3,013	$2,483
(1)The notes are carried at the principal amount of each note less any unamortized discount and unamortized debt issuance costs and inclusive of any unamortized premium. The notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.
(2)In March 2025, the Company entered into a $500 million Delayed Draw Term Loan agreement and drew down the funds in June 2025 at the Secured Overnight Financing Rate ("SOFR") plus 100 basis points.
(3)The bonds mature in December 2031 with annual payments equal to 10% of the original principal amount thereof on each of the seventh, eighth, and ninth anniversaries of the bonds, with the remaining 70% due upon maturity.

The weighted-average interest rate for the Company's long-term debt was 4.6% as of September 26, 2025 and March 31, 2025, respectively.
Scheduled repayments of the Company's bank borrowings and long-term debt as of September 26, 2025 are as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2026 (1)	$676
2027	—
2028	898
2029	30
2030	685
Thereafter	1,412
Total	$3,701
(1)Represents estimated repayments for the remaining fiscal six-month period ending March 31, 2026.
The 2030 Credit Facility
In July 2025, the Company entered into a new $2.75 billion credit facility (“2030 Credit Facility”) which matures in July 2030 and consists of a $2.75 billion revolving credit facility with a sub-limit of $400 million available for swing line loans and a sub-limit of $200 million available for the issuance of letters of credit. The 2030 Credit Facility replaced the previous $2.5 billion credit facility, which was due to mature in July 2027. Borrowings under the 2030 Credit Facility bear interest at the Company’s option at various market based rates, adjusted for the Company’s credit rating, or at the SOFR or similar non-reporting currency benchmarks based on the underlying borrowing currency, adjusted for the Company’s credit rating. The Company is required to pay a quarterly commitment fee on the unutilized portion of the 2030 Credit Facility ranging from 0.100% to 0.275% per annum, based on the Company’s credit ratings. The Company is also required to pay letter of credit usage fees ranging from 1.00% to 1.750% per annum, based on the Company’s credit ratings, on the daily average amount of outstanding letters of credit and a fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit.
Term Loan due December 2027
In March 2025, the Company entered into a $500 million delayed draw term loan agreement. Borrowings under the delayed draw term loan may be used for working capital, capital expenditures, refinancing of current debt, and other general purposes. All borrowings on the delayed draw term loan will come due on December 31, 2027. Interest is based on a Term SOFR-based formula plus a margin of 100 basis points. The Company had $500 million in borrowings outstanding under the loan agreement as of September 26, 2025.
7.  INTEREST EXPENSE AND INTEREST INCOME
Interest expense and interest income for the three and six-month periods ended September 26, 2025 and September 27, 2024 are composed of the following:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
	(In millions)
Interest expenses on debt obligations	$47	$46	$92	$89
AR sale program related expenses	5	7	11	20
Interest income	(10)	(16)	(23)	(32)

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
As of September 26, 2025, the aggregate notional amount of the Company’s outstanding foreign currency derivative contracts was $7.0 billion as summarized below:

	Notional Contract Value in USD
Currency	Buy	Sell
	(In millions)
Cash Flow Hedges		p
MXN	$509	$—
HUF	427	—
CNY	294	—
Other	452	18
	1,682	18
Other Foreign Currency Contracts
EUR	685	519
CNY	711	269
MXN	422	298
MYR	278	136
BRL	68	304
Other	932	710
	3,096	2,236
Total Notional Contract Value in USD	$4,778	$2,254
As of September 26, 2025, the fair value of the Company’s short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of other charges (income), net in the condensed consolidated statements of operations. The Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. Deferred gains were $30 million as of September 26, 2025, and are expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations over the next twelve-month period, except for gains attributable to changes in fair value of the USD HUF cross currency swaps, which are discussed below.
The Company entered into USD HUF cross currency swaps in December 2021 to hedge the foreign currency risk on the HUF bonds due December 2031, and the fair value of the cross currency swaps was included in other current liabilities and other non-current liabilities as of September 26, 2025, and in other current assets and other non-current liabilities as of March 31, 2025, respectively. The changes in fair value of the USD HUF cross currency swaps are reported in accumulated other comprehensive loss. In addition, corresponding amounts are reclassified out of accumulated other comprehensive loss to other charges (income), net to offset the remeasurement of the underlying HUF bond principal, which also impacts the same line.

The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes at September 26, 2025 and March 31, 2025:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 26, 2025	March 31, 2025	Balance Sheet Location	September 26, 2025	March 31, 2025
	(In millions)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$52	$13	Other current liabilities	$(7)	$(18)
Foreign currency contracts	Other non-current assets	—	—	Other non-current liabilities	(13)	(46)

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$13	$21	Other current liabilities	$(10)	$(15)
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
9.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	September 26, 2025			September 27, 2024
	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Beginning balance	$20	$(136)	$(116)	$(23)	$(215)	$(238)
Other comprehensive gain (loss) before reclassifications	23	5	28	8	55	63
Net (gain) loss reclassified from accumulated other comprehensive loss	(23)	—	(23)	2	—	2
Net current-period other comprehensive gain (loss)	—	5	5	10	55	65
Ending balance	$20	$(131)	$(111)	$(13)	$(160)	$(173)

	Six-Month Periods Ended
	September 26, 2025			September 27, 2024
	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Beginning balance	$(19)	$(205)	$(224)	$4	$(199)	$(195)
Other comprehensive gain (loss) before reclassifications	81	74	155	(22)	39	17
Net (gain) loss reclassified from accumulated other comprehensive loss	(42)	—	(42)	5	—	5
Net current-period other comprehensive gain (loss)	39	74	113	(17)	39	22
Ending balance	$20	$(131)	$(111)	$(13)	$(160)	$(173)
Substantially all unrealized gains and losses relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three and six-month periods ended September 26, 2025 were reclassified out of accumulated other comprehensive loss to other charges (income), net and cost of sales in the condensed consolidated statements of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges. The tax impacts on the changes in accumulated other comprehensive loss for the three-month periods ended September 26, 2025 and September 27, 2024 were $(2) million and $2 million, respectively. The tax impacts on the changes in accumulated other comprehensive loss for the six-month periods ended September 26, 2025 and September 27, 2024 were $(13) million and $11 million, respectively.
10.  TRADE RECEIVABLES SALES PROGRAMS
The Company sells accounts receivables to certain third-party banking institutions under factoring programs. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was $0.7 billion as of both September 26, 2025 and March 31, 2025. For the six-month periods ended September 26, 2025 and September 27, 2024, total accounts receivable sold to certain third-party banking institutions was approximately $1.7 billion and $2.1 billion, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received was included as cash provided by operating activities in the condensed consolidated statements of cash flows.
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

The Company has accrued for contingent consideration related to an acquisition in fiscal year 2025, classified as a level 3 measurement in the fair value hierarchy due to significant unobservable inputs. Fair value is determined using internal cash flow models that incorporate unobservable inputs, including the probability of achieving performance milestones. As of September 26, 2025 and March 31, 2025, the balance of contingent consideration was $2 million and $5 million, respectively.
The Company has deferred compensation plans for its officers and certain other employees. Amounts deferred under the plans are invested in hypothetical investments selected by the participant or the participant's investment manager. The Company's deferred compensation plan assets are included in other non-current assets on the consolidated balance sheets and include money market funds, mutual funds, corporate and government bonds and certain convertible securities that are valued using prices obtained from various pricing sources. These sources price these investments using certain market indices and the performance of these investments in relation to these indices. As a result, the Company has classified these investments as either level 1 or level 2, dependent on the valuation inputs, within the fair value hierarchy.
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
During the six-month periods ended September 26, 2025 and September 27, 2024, there were no other additions to the accrual, payments, fair value adjustments, or unrealized gains or losses included in earnings.
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 26, 2025 and March 31, 2025:

	Fair Value Measurements as of September 26, 2025
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$1,383	$—	$1,383
Foreign currency contracts (Note 8)	—	65	—	65
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	35	14	—	49
Liabilities:
Foreign currency contracts (Note 8)	$—	$(30)	$—	$(30)
Contingent consideration in connection with business acquisitions	—	—	(2)	(2)

	Fair Value Measurements as of March 31, 2025
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$1,535	$—	$1,535
Foreign currency contracts (Note 8)	—	34	—	34
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	43	—	43
Liabilities:				0
Foreign currency contracts (Note 8)	$—	$(79)	$—	$(79)
Contingent consideration in connection with business acquisitions	—	—	(5)	(5)

Other financial instruments
The following table presents the Company’s major debts not carried at fair value as of September 26, 2025 and March 31, 2025:

	As of September 26, 2025		As of March 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In millions)
4.750% Notes due June 2025	$—	$—	$531	$531	Level 1
3.750% Notes due February 2026	676	674	678	672	Level 1
6.000% Notes due January 2028	398	411	398	409	Level 1
4.875% Notes due June 2029	655	662	655	651	Level 1
4.875% Notes due May 2030	673	679	676	669	Level 1
5.250% Notes due January 2032	499	511	499	497	Level 1
Delayed Draw Term Loan due December 2027	500	500	—	—	Level 1
3.600% HUF Bonds due December 2031	300	240	269	215	Level 2
The Notes due June 2025, February 2026, January 2028, June 2029, May 2030 and January 2032 are valued based on broker trading prices in active markets. The Delayed Draw Term Loan due December 2027 bears interest at variable interest rates; therefore, as of September 26, 2025, the carrying amount approximates fair value. HUF Bonds are valued based on the broker trading prices in an inactive market.
12. BUSINESS ACQUISITIONS
In the first quarter of fiscal year 2026, the Company completed the acquisition of a manufacturing business in Bielsko Biała, Poland, for total purchase consideration of $35 million. The site is included in the FRS segment. The results of the acquired business are included in the Company’s condensed consolidated financial statements from the acquisition date. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is based on their estimated fair values as of the date of acquisition. Additional information, which existed as of the acquisition date, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the date of the acquisition. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill during the measurement period.
The following represents the Company's initial allocation of the total purchase price to the acquired assets and liabilities of the acquired business (in millions):

Current Assets:
Inventory	$15
Unbilled Accounts Receivable	9
Accounts Receivable	1
Total current assets	25
Operating lease right-of-use assets, net	28
Property and equipment	4
Intangible assets (1)	2
Goodwill	8
Total assets	$67

Current Liabilities:
Accrued payroll	$4
Operating lease liabilities	2
Total current liabilities	6
Operating lease liabilities, non-current	26
Total liabilities	32
Total aggregate purchase price	$35

(1)Intangible assets are comprised of customer related intangible assets and acquired technology, both of which will be amortized over a weighted-average estimated useful life of 5 years.
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
14.  SHARE REPURCHASES
During the three and six-month period ended September 26, 2025, the Company repurchased 5.6 million and 12.9 million shares at aggregate purchase prices of $297 million and $544 million, respectively, and retired all of these shares.
Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $1.7 billion in accordance with the share repurchase mandate approved by the Company’s shareholders at the most recent Annual General Meeting held on August 6, 2025. As of September 26, 2025, shares in the aggregate amount of $1.5 billion were available to be repurchased under the current plan.
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

An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, certain restructuring and impairment charges, customer related asset impairment, legal and other, interest expense, interest income, other charges (income), net, and equity in earnings of unconsolidated affiliates. A portion of depreciation is allocated to the respective segments, together with other general corporate, research and development and administrative expenses.
The Company's Chief Executive Officer is our Chief Operating Decision Maker ("CODM") who uses segment income in evaluating how we allocate resources, assess performance and make strategic and operational decisions.
Selected financial information by segment for the three and six-month periods ended September 26, 2025 and September 27, 2024 are in the tables below:

	FAS	FRS	Corporate & Other	Total
Three-Months Ended September 26, 2025	(In millions)
Net Sales	$3,766	$3,038	$—	$6,804
Cost of inventory	(2,780)	(1,956)	(1)	(4,737)
Manufacturing expenses	(667)	(768)	—	(1,435)
Segment selling, general and administrative expenses	(92)	(117)	(14)	(223)
Segment income	$227	$197	$(15)	$409
Reconciling items:
Intangible amortization				$16
Stock-based compensation				37
Restructuring and impairment charges (1)				51
Legal and other (2)				9
Interest expenses				52
Interest income				10
Other charges (income), net				(13)
Equity in earnings (losses) of unconsolidated affiliates				(5)
Income before income taxes				$262
(1)The Company recognized a total of $41 million in asset impairments, inventory write-downs and other related charges as a result of a missile strike on its Mukachevo, Ukraine facility on August 21, 2025. Refer to note 1 "Organization of the Company and Basis of Presentation" for further details.
(2)Legal and other consists of costs not directly related to core business results and including matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims and other issues on a global basis as well as acquisition related costs. During fiscal year 2026, legal costs were primarily related to costs from acquisitions occurring in fiscal year 2025 and the first quarter of fiscal year 2026.

	FAS	FRS	Corporate & Other	Total
Six-Months Ended September 26, 2025	(In millions)
Net Sales	$7,457	$5,922	$—	$13,379
Cost of inventory	(5,512)	(3,883)	(1)	(9,396)
Manufacturing expenses	(1,301)	(1,449)	(5)	(2,755)
Segment selling, general and administrative expenses	(177)	(221)	(26)	(424)
Segment income	$467	$369	$(32)	$804
Reconciling items:
Intangible amortization				$37
Stock-based compensation				71
Restructuring and impairment charges (1)				74
Legal and other (2)				15
Interest expenses				103
Interest income				23
Other charges (income), net				(6)
Equity in earnings (losses) of unconsolidated affiliates				(25)
Income before income taxes				$508
(1)The Company recognized a total of $41 million in asset impairments, inventory write-downs and other related charges as a result of a missile strike on its Mukachevo, Ukraine facility on August 21, 2025. Refer to note 1 "Organization of the Company and Basis of Presentation" for further details.
(2)Legal and other consists of costs not directly related to core business results and including matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims and other issues on a global basis as well as acquisition related costs. During fiscal year 2026, legal costs were primarily related to costs from acquisitions occurring in fiscal year 2025 and the first quarter of fiscal year 2026.

	FAS	FRS	Corporate & Other	Total
Three-Months Ended September 27, 2024	(In millions)
Net Sales	$3,606	$2,939	$—	$6,545
Cost of inventory	(2,680)	(1,988)	—	(4,668)
Manufacturing expenses	(625)	(692)	(6)	(1,323)
Segment selling, general and administrative expenses	(83)	(100)	(13)	(196)
Segment income	$218	$159	$(19)	$358
Reconciling items:
Intangible amortization				$16
Stock-based compensation				28
Restructuring charges				17
Interest expenses				53
Interest income				16
Other charges (income), net				(8)
Equity in earnings (losses) of unconsolidated affiliates				(4)
Income before income taxes				$264

	FAS	FRS	Corporate & Other	Total
Six-Months Ended September 27, 2024	(In millions)
Net Sales	$6,971	$5,888	$—	$12,859
Cost of inventory	(5,176)	(3,991)	—	(9,167)
Manufacturing expenses	(1,238)	(1,391)	(14)	(2,643)
Segment selling, general and administrative expenses	(160)	(200)	(25)	(385)
Segment income	$397	$306	$(39)	$664
Reconciling items:
Intangible amortization				$32
Stock-based compensation				60
Restructuring charges				42
Interest expenses				109
Interest income				32
Other charges (income), net				(6)
Equity in earnings (losses) of unconsolidated affiliates				(3)
Income before income taxes				$456
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
Total depreciation expense, including amounts allocated to the reportable segments and Corporate and Other for the three and six-month periods ended September 26, 2025 and September 27, 2024 are as follows:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
	(In millions)		(In millions)
Depreciation expense:
Flex Agility Solutions	$44	$45	$94	$89
Flex Reliability Solutions	66	64	128	126
Corporate and Other	4	2	7	6
Total depreciation expense	$114	$111	$229	$221

16.  RESTRUCTURING CHARGES
The Company continued to improve operational efficiencies through targeted restructuring activities during the second quarter of fiscal year 2026. During the three and six-month periods ended September 26, 2025, the Company recognized approximately $10 million and $33 million of restructuring charges, respectively, most of which related to employee severance.

The following table summarizes the provisions, respective payments, and remaining accrued balance for charges incurred as of September 26, 2025:

	Severance	Long-Lived Asset Impairment	Other Exit Costs	Total
	(In millions)
Balance as of March 31, 2025	$51	$—	$—	$51
Provision for net charges incurred	24	6	3	33
Cash payments	(35)	—	(3)	(38)
Non-cash reductions	—	(6)	—	(6)
Other adjustments	—	—	1	1
Balance as of September 26, 2025	40	—	1	41
Less: Current portion (classified as other current liabilities)	40	—	1	41
Accrued restructuring costs, net of current portion (classified as other non-current liabilities)	$—	$—	$—	$—

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
OVERVIEW
We are the advanced, end-to-end manufacturing partner of choice that helps a diverse customer base design, build, deliver and manage innovative products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, we deliver technology innovation, supply chain, and manufacturing solutions to diverse industries and end markets. Our full suite of specialized capabilities includes design and engineering, supply chain, manufacturing, post-production and post-sale services, and proprietary products. We partner with customers across a diverse set of industries including data center, communications, enterprise, consumer, automotive, industrial, healthcare, and power. As of September 26, 2025, our two operating and reportable segments were as follows:
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
◦Industrial, including industrial devices, capital equipment, renewables, critical power, and embedded power
◦Automotive, including compute platforms, power electronics, motion, and interface
◦Health Solutions, including medical devices, medical equipment, and drug delivery
Our strategy is to provide customers with a full range of cost competitive, vertically-integrated global supply chain solutions through which we can design, build, ship and service a complete packaged product for our customers. This enables our customers to leverage our supply chain solutions to meet their product requirements throughout the entire product lifecycle.
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
We believe that our strategy has positioned us to take advantage of the long-term, future growth prospects for outsourcing of advanced manufacturing capabilities, design and engineering services and after-market services.

We are continuously evaluating our capital structure in response to the current environment and expect that our current financial condition, including our liquidity sources are adequate to fund future commitments. See additional discussion in the Liquidity and Capital Resources section below.
Russian Invasion of Ukraine and Israel-Hamas Conflict
We continue to monitor and respond to the conflict in Ukraine and the associated sanctions and other restrictions. We also are monitoring and responding to the Israel-Hamas conflict. The full impact of the conflicts on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflicts and their impact on regional and global economic conditions. We will continue to monitor the conflicts and assess the related restrictions and other effects and pursue prudent decisions for our team members, customers, and business.
During the three months ended September 26, 2025, the Company recognized a total of $41 million primarily in asset impairments and inventory write-downs as a result of a missile strike on its Mukachevo, Ukraine facility in Western Ukraine on August 21, 2025. The missile strike represents an unusual and infrequent event as hostilities related to the Russian invasion of Ukraine have been primarily focused in Eastern Ukraine. The missile strike caused substantial physical damage and disrupted normal operations at the facility. In response, the Company activated contingency manufacturing plans and transitioned production to alternative facilities. As restoration activities progress in Mukachevo, the Company expects to incur additional near-term inefficiencies. The $41 million in asset impairments and inventory write-downs are included in restructuring and impairment charges. For further information, refer to Part I, Item 1A, Risk Factors - “Global economic conditions, including inflationary pressures, currency volatility, stagflation, slower economic growth or recession, high or rising interest rates, trade conflicts, tariffs, geopolitical uncertainty and instability in financial markets have in the past adversely affected, and may in the future adversely affect, our business, results of operations, financial condition, and access to capital markets.” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.
Tariffs
In the fourth quarter of our fiscal year ended March 31, 2025, the U.S. implemented a series of global tariffs, including on a number of countries in which Flex operates. Although we have been and expect to continue to be able to pass tariff costs through to our customers, the global tariff landscape, which continues to evolve, has the potential to meaningfully impact end customer demand. During the three and six-month periods ended September 26, 2025, tariff costs paid and recoveries from our customers impacted our revenues and costs of goods by approximately one percent and had a negligible impact on our profitability. If, in the future, we are no longer able to fully pass through these tariffs, our results from operations and cash flows would be negatively impacted. For further information, refer to Part I, Item 1A, Risk Factors - "Global economic conditions, including inflationary pressures, currency volatility, stagflation, slower economic growth or recession, high or rising interest rates, trade conflicts, tariffs, geopolitical uncertainty and instability in financial markets have in the past adversely affected, and may in the future adversely affect, our business, results of operations, financial condition, and access to capital markets." in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Business Overview
We are one of the world's largest providers of global supply chain solutions, with revenues of $13.4 billion for the six-month period ended September 26, 2025 and $25.8 billion in the fiscal year ended March 31, 2025. We have established an extensive network of manufacturing facilities in the world's major consumer and enterprise markets (Asia, the Americas, and Europe) to serve the growing outsourcing needs of both multinational and regional customers. We design, build, ship, and service consumer and enterprise products for our customers through a network of approximately 100 facilities in approximately 30 countries across four continents. The following tables set forth the relative percentages and dollar amounts of net sales by region and by country, and net property and equipment by country, based on the location of our manufacturing sites.

	Three-Month Periods Ended				Six-Month Periods Ended
	September 26, 2025		September 27, 2024		September 26, 2025		September 27, 2024
	(In millions)
Net sales by region:
Americas	$3,400	50%	$3,147	48%	$6,764	51%	$6,165	48%
Asia	2,019	30%	2,020	31%	3,889	29%	3,927	31%
Europe	1,385	20%	1,378	21%	2,726	20%	2,767	21%
	$6,804		$6,545		$13,379		$12,859

Net sales by country:
Mexico	$1,688	25%	$1,734	26%	$3,397	25%	$3,321	26%
U.S.	1,336	20%	978	15%	2,619	20%	1,982	15%
China	1,123	17%	1,109	17%	2,195	16%	2,177	17%
Malaysia	656	10%	608	9%	1,253	9%	1,199	9%
Brazil	355	5%	412	6%	709	5%	812	6%
Hungary	342	5%	328	5%	688	5%	671	5%
Other	1,304	18%	1,376	22%	2,518	20%	2,697	22%
	$6,804		$6,545		$13,379		$12,859

	As of		As of
	September 26, 2025		March 31, 2025
Property and equipment, net:	(In millions)
Mexico	$826	35%	$815	35%
U.S.	383	16%	376	16%
China	294	13%	293	13%
Malaysia	181	8%	163	7%
Hungary	153	7%	140	6%
Brazil	80	3%	83	4%
Other	435	18%	460	19%
	$2,352		$2,330
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
Our operating results are affected by a number of factors, including the following:
•global economic conditions, including inflationary pressures, currency volatility, stagflation, slower economic growth or recession, high or rising interest rates, trade conflicts, including trade restrictions impacting the semiconductor supply chain, tariffs, geopolitical uncertainty and conflicts (including the ongoing Russia-Ukraine conflict) and instability in financial markets;

•the impacts on our business due to supply chain issues, including component shortages, semiconductors and particularly involving suppliers who are our sole or primary sources, disruptions in transportation or other supply chain related constraints;
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
•changes in tax legislation; and
•changes in trade regulations and treaties
We are also subject to other risks as outlined in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Due to global economic conditions, including the impact of ongoing trade conflicts and tariffs, and geopolitical conflicts (including the Russian invasion of Ukraine and the Israel-Hamas conflict), there has been and we expect there will continue to be uncertainty and disruption in the global economy and financial markets. We have made estimates and assumptions taking into consideration certain possible impacts due to the foregoing factors. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from previously estimated amounts, and such differences may be material to the condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.
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

	Three-Month Periods Ended		Six-Month Periods Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.8	91.6	90.9	92.0
Restructuring charges	0.2	0.3	0.2	0.2
Gross profit	9.0	8.1	8.9	7.8
Selling, general and administrative expenses	3.8	3.3	3.7	3.3
Restructuring and impairment charges	0.6	—	0.4	0.1
Intangible amortization	0.2	0.3	0.3	0.3
Operating income	4.4	4.5	4.5	4.1
Interest expense	0.8	0.8	0.8	0.8
Interest income	0.1	0.2	0.2	0.2
Other charges (income), net	(0.1)	(0.1)	(0.1)	—
Equity in earnings (losses) of unconsolidated affiliates	(0.1)	—	(0.2)	—
Income before income taxes	3.9	4.0	3.8	3.5
Provision for (benefit from) income taxes	1.0	0.7	0.9	0.8
Net income	2.9%	3.3%	2.9%	2.7%
Net sales
The following table sets forth our net sales by segment, and their relative percentages (the sum of the individual percentages may not equal 100% due to rounding):

	Three-Month Periods Ended				Six-Month Periods Ended
	September 26, 2025		September 27, 2024		September 26, 2025		September 27, 2024
	(In millions)
Net sales:
Flex Agility Solutions	$3,766	55%	$3,606	55%	$7,457	56%	$6,971	54%
Flex Reliability Solutions	3,038	45%	2,939	45%	5,922	44%	5,888	46%
	$6,804		$6,545		$13,379		$12,859
Net sales during the three-month period ended September 26, 2025 totaled $6.8 billion, representing an increase of approximately $0.3 billion, or 4% from $6.5 billion during the three-month period ended September 27, 2024. Net sales for our FAS segment increased approximately $0.2 billion, or 4% from the three-month period ended September 27, 2024, primarily driven by a mid-teen percentage increase in our CEC business from increased demand in data center cloud, partially offset by an expected decrease in traditional telecom and consumer end-markets. Net sales for our FRS segment increased approximately $0.1 billion, or 3% from the three-month period ended September 27, 2024, which was primarily driven by low double-digit growth in our Industrial business with strength in power and moderate growth in Health Solutions, partially offset by a mid-single-digit decrease in our Automotive business due to lower demand. Net sales remained consistent in Asia and Europe at $2.0 billion and $1.4 billion, respectively and increased $0.3 billion to $3.4 billion in the Americas.
Net sales during the six-month period ended September 26, 2025 totaled $13.4 billion, representing an increase of approximately $0.5 billion, or 4% from $12.9 billion during the six-month period ended September 27, 2024. Net sales for our FAS segment increased approximately $0.5 billion, or 7% from the six-month period ended September 27, 2024, primarily driven by a high-teen percentage increase in our CEC business from increased demand in data center cloud, partially offset by a significant decrease in our Consumer Devices business due to lower demand. Net sales for our FRS segment increased approximately $34 million, or 1% from the six-month period ended September 27, 2024, primarily driven by a low single-digit percentage increase in our Industrial business, primarily in power due to data center growth and business acquisitions, offset by a mid-single-digit percentage decrease in our Automotive business due to lower demand. Net sales remained consistent in Asia at $3.9 billion, decreased by $0.1 billion to $2.7 billion in Europe, and increased $0.6 billion to $6.8 billion in the Americas.
Our ten largest customers during the three and six-month periods ended September 26, 2025 accounted for approximately 46% and 47% of net sales, respectively. No customer accounted for more than 10% of net sales during the six-month periods ended September 26, 2025 or September 27, 2024.
Cost of sales
Cost of sales is affected by a number of factors, including the number and size of new manufacturing programs, product mix, labor cost fluctuations by region, component costs and availability and capacity utilization.
Cost of sales during the three-month period ended September 26, 2025 totaled $6.2 billion, representing an increase of $0.2 billion, or 3% from $6.0 billion during the three-month period ended September 27, 2024. The higher cost of sales for the three-month period ended September 26, 2025 was primarily driven by a $0.3 billion, or 4%, increase in consolidated sales, partially offset by cost efficiencies and favorable mix. Cost of sales in our FAS segment for the three-month period ended September 26, 2025 increased by 4% from the three-month period ended September 27, 2024, in line with revenue growth. Cost of sales in our FRS segment for the three-month period ended September 26, 2025 increased by 2% from the three-month period ended September 27, 2024, primarily driven by revenue growth of 3%, partially offset by favorable mix and cost efficiencies.
Cost of sales during the six-month period ended September 26, 2025 totaled $12.2 billion, representing an increase of $0.3 billion, or 3% from $11.8 billion during the six-month period ended September 27, 2024. The higher cost of sales for the six-month period ended September 26, 2025 was primarily driven by a $0.5 billion, or 4% increase in consolidated sales. Cost of sales in our FAS segment for the six-month period ended September 26, 2025 increased approximately $0.4 billion, or 6%, from the six-month period ended September 27, 2024 due to revenue growth of 7%. Cost of sales in our FRS segment for the six-month period ended September 26, 2025 decreased approximately $0.1 billion, or 1%, from the six-month period ended September 27, 2024 due to a favorable mix and cost efficiencies, partially offset by revenue growth of 1%.
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
Gross profit during the three-month period ended September 26, 2025 increased $0.1 billion to $0.6 billion, or 9.0% of net sales, from $0.5 billion, or 8.1% of net sales, during the three-month period ended September 27, 2024. Gross margin improved 90 basis points year over year primarily due to favorable mix and continued operational execution.
Gross profit during the six-month period ended September 26, 2025 increased $0.2 billion to $1.2 billion, or 8.9% of net sales, from $1.0 billion, or 7.8% of net sales, during the six-month period ended September 27, 2024. Gross margin improved 110 basis points year over year primarily due to favorable mix and continued operational execution.
Segment income
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, certain restructuring and impairment charges, customer related asset impairment, legal and other, interest expense, interest income, other charges (income), net, and equity in earnings of unconsolidated affiliates. A portion of depreciation is allocated to the respective segments, together with other general corporate, research and development and administrative expenses.
The Company's Chief Executive Officer is our Chief Operating Decision Maker ("CODM") who uses segment income in evaluating how we allocate resources, assess performance and make strategic and operational decisions.
The following table sets forth segment income and margins. Segment margins in the table below may not recalculate exactly due to rounding.

	Three-Month Periods Ended				Six-Month Periods Ended
	September 26, 2025		September 27, 2024		September 26, 2025		September 27, 2024
	(In millions)
Segment income:
Flex Agility Solutions	$227	6.0%	$218	6.1%	$467	6.3%	$397	5.7%
Flex Reliability Solutions	197	6.5%	159	5.4%	369	6.2%	306	5.2%
FAS segment margin decreased by 10 basis points to 6.0% for the three-month period ended September 26, 2025, compared to the three-month period ended September 27, 2024, as continued margin growth in cloud was offset by the effect of revenue decreases in our consumer businesses. The FAS segment margin increased approximately 60 basis points, to 6.3% for the six-month period ended September 26, 2025 from 5.7% for the six-month period ended September 27, 2024, primarily due to continued margin growth in cloud offset by the effect of revenue decreases in our consumer businesses.
FRS segment margin increased approximately 110 basis points to 6.5% for the three-month period ended September 26, 2025, compared to 5.4% for the three-month period ended September 27, 2024, primarily driven by favorable mix with growth in power and renewables. FRS segment margin increased approximately 100 basis points to 6.2% for the six-month period ended September 26, 2025 compared to 5.2% for the six-month period ended September 27, 2024, primarily driven by favorable mix and strong execution across the portfolio.
Restructuring and impairment charges
We undertook targeted restructuring activities to improve operational efficiencies by reducing excess workforce capacity. During the three and six-month periods ended September 26, 2025, we recognized approximately $10 million and $33 million of restructuring charges, respectively, primarily related to employee severance. In addition, we incurred $41 million in impairment and other charges related to a missile strike on our Mukachevo, Ukraine facility, as discussed in the Overview section above.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) was $0.3 billion, or 3.8% of net sales, during the three-month period ended September 26, 2025, increasing by $44 million compared to the three-month period ended September 27, 2024. The increase was largely driven by increases in employee compensation and other corporate costs. SG&A was $0.5 billion or 3.7%, of net sales, during the six-month period ended September 26, 2025, increasing $64 million from $0.4 billion or 3.3% of net sales during the six-month period ended September 27, 2024, driven by the same factors as noted for the three-month period.
Intangible amortization
Amortization of intangible assets remained consistent at $16 million for the three-month period ended September 26, 2025, compared to $16 million in the previous year as amortization related to acquisitions from the second half of fiscal year 2025 was offset by the effect of other intangible assets fully amortizing at the end of the first quarter of fiscal year 2026. Amortization increased to $37 million during the six-month period ended September 26, 2025, from $32 million for the six-month period ended September 27, 2024 as a result of acquisitions from the second half of fiscal year 2025.
Interest expense
Interest expense decreased to $52 million for the three-month period ended September 26, 2025, from $53 million during the three-month period ended September 27, 2024. Interest expense decreased to $103 million during the six-month period ended September 26, 2025 compared to $109 million during the six-month period ended September 27, 2024. Decreased interest expense was primarily driven by a decrease in lower commercial paper borrowings and reduced receivables factoring costs, partially offset by increased interest expense on our long-term debt.

Interest income
Interest income decreased to $10 million for the three-month period ended September 26, 2025 compared to $16 million for the same period in fiscal year 2025. Interest income decreased to $23 million for the six-month period ended September 26, 2025 compared to $32 million for the six-month period ended September 27, 2024. The decrease in interest income is primarily due to lower interest rates.
Other charges (income), net
Other income, net was $13 million during the three-month period ended September 26, 2025 compared to $8 million during the three-month period ended September 27, 2024, primarily due to a higher tax receivable agreement payment from Flex's former subsidiary Nextracker partially offset by fluctuations in foreign exchange rates during the quarter.
Other income, net remained consistent at $6 million for the six-month periods ended September 26, 2025 and September 27, 2024 as increased foreign exchanges losses offset the effect of higher tax receivable agreement payments from Nextracker.
Equity in earnings (losses) of unconsolidated affiliates
Equity in losses of unconsolidated affiliates of $5 million during the three-month period ended September 26, 2025 was consistent with losses of $4 million in the three-month period ended September 27, 2024, due to losses in certain non-core equity method investments.
Equity in losses of unconsolidated affiliates was $25 million during the six-month period ended September 26, 2025, compared to $3 million in the six-month period ended September 27, 2024, primarily due to a $17 million loss related to a specific venture capital fund in the three-month period ended June 27, 2025.
Income taxes
Certain of our subsidiaries, at various times, have been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to note 15, “Income Taxes” of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 for further discussion.
The consolidated effective tax rate was 24% and 23% for the three and six-month periods ended September 26, 2025, and 19% and 23% for the three and six-month periods ended September 27, 2024, respectively. The effective rate varies from the Singapore statutory rate of 17% as a result of recognition of earnings in different jurisdictions (we generate most of our revenues and profits from operations outside of Singapore), operating loss carryforwards, income tax credits, release of previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effects of certain tax holidays and incentives granted to our subsidiaries primarily in China, Costa Rica, Malaysia, the Netherlands and Israel. The effective tax rate for the three-month period ended September 26, 2025 was higher than the effective tax rate for the three-month period ended September 27, 2024, for a variety of reasons, primarily due to the changing jurisdiction of income and the minimal tax benefit recorded on the $41 million Mukachevo, Ukraine asset impairment and related charges recognized in the three-months ended September 26, 2025.
The OECD Pillar Two Global Anti-Base Erosion (“GloBE”) model rules, issued under the OECD Inclusive Framework on Base Erosion and Profit Shifting, introduce a global minimum tax of 15% applicable to multinational enterprise groups with consolidated financial statement revenue in excess of €750 million. Numerous foreign jurisdictions have already enacted tax legislation based on the GloBE rules, with some effective as early as January 1, 2024. As of September 26, 2025, the Company has reflected all estimated impacts of the Pillar Two GloBE minimum tax accordingly within its estimated annual effective tax rate for the year.
On July 4, 2025, The One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA makes permanent various provisions of the Tax Cuts and Jobs Act which otherwise would have expired as well as makes significant modifications to the U.S. international tax framework. The Company is in the process of evaluating the impact of the OBBBA to our consolidated financial statements.
Net income
Net income was $199 million during the three-month period ended September 26, 2025, compared to $214 million during the three-month period ended September 27, 2024 and net income was $391 million during the six-month period ended September 26, 2025 compared to $353 million during the six-month period ended September 27, 2024, driven by the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
We continuously evaluate our ability to meet our obligations over the next 12 months and beyond and proactively reset our capital structure to improve maturities and liquidity. We expect that our current financial condition, including our liquidity sources are adequate to fund current and future commitments. As of September 26, 2025, we had cash and cash equivalents of approximately $2.2 billion, bank and other borrowings of approximately $3.7 billion and a $2.75 billion revolving credit facility under which we had no borrowings outstanding. As of September 26, 2025, we were in compliance with the covenants under all of our credit facilities and indentures; we also expect to remain in compliance with the covenants in the upcoming 12 months for our credit facilities and indentures.
Cash provided by operating activities was $0.9 billion during the six-month period ended September 26, 2025, primarily driven by $0.4 billion of net income for the period plus $0.3 billion of non-cash charges such as depreciation, amortization, and impairment charges and $0.2 billion of changes in working capital and other.
We believe net working capital is a key metric that measures our liquidity. Net working capital is calculated as current assets less current liabilities. Net working capital increased approximately $0.5 billion to $3.5 billion as of September 26, 2025, from $3.0 billion as of March 31, 2025. The increase was primarily the result of a $0.5 billion decrease in the current portion of long-term debt driven by the repayment of the 4.750% Senior Notes during the first quarter. Other movements in working capital largely offset themselves with increases of $0.2 billion in accounts receivable, $0.2 billion in contract assets, $0.2 billion in inventory, and $0.5 billion in other current assets, against increases of $1.0 billion in accounts payable and $0.1 billion in other current liabilities.
Net cash used in investing activities was $0.3 billion during the six-month period ended September 26, 2025. This was primarily driven by $0.3 billion of net capital expenditures for property and equipment to continue expanding capabilities and capacity in support of our business growth as well as payment for a business acquisition during the period.
We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our free cash flow is defined as cash from operations, less net purchases of property and equipment allowing us to present adjusted cash flows on a consistent basis for investors. Our free cash flow for the six-month periods ended September 26, 2025 and September 27, 2024 was an inflow of $0.6 billion and $0.5 billion, respectively. Free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Six-Month Periods Ended
	September 26, 2025	September 27, 2024
	(In millions)
Net cash provided by operating activities	$852	$659
Purchases of property and equipment	(283)	(214)
Proceeds from the disposition of property and equipment	4	6
Free cash flow	$573	$451

Cash used by financing activities was $0.6 billion during the six-month period ended September 26, 2025, which was primarily driven by $0.5 billion of cash paid for the repurchase of our ordinary shares and debt repayments of $0.5 billion, offset by borrowings of $0.5 billion.
Our cash balances are generated and held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve months and beyond. As of September 26, 2025 and March 31, 2025, approximately 59% and 81%, respectively, of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $0.8 billion as of March 31, 2025). Repatriation could result in an additional income tax payment; however, for the majority of our foreign entities, our intent is to permanently reinvest these funds outside of

Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.
Future liquidity needs will depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, and the levels of shipments and changes in the volumes of customer orders.
We maintain a commercial paper program which provides short-term financing under which there were no borrowings outstanding as of September 26, 2025.
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
Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $1.7 billion in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 6, 2025. During the six-month period ended September 26, 2025, we paid $0.5 billion to repurchase shares under the current and previous repurchase plans at an average price of $42.35 per share. As of September 26, 2025, shares in the aggregate amount of $1.5 billion were available to be repurchased under the current plan.
Warrant
On August 15, 2025, the Company issued a warrant (the “Warrant”) to Amazon.com NV Investment Holdings LLC (“Warrantholder”), a wholly-owned subsidiary of Amazon.com, Inc. (“Parent”) to purchase up to an aggregate of 3,859,851 ordinary shares of the Company (“Warrant Shares”) at an exercise price of $51.29 per share. The Warrant allows for cashless exercise and expires on August 15, 2030. The Warrant Shares are subject to vesting based on qualifying payments (as defined in the Warrant) for the purchase of all products and services by or on behalf of Parent and its affiliates over the term of the Warrant. The expense associated with the Warrant Shares will be recorded as a deduction to revenue as the customer purchases products and services over the vesting period. The Company recorded charges of $2 million during the three months ended September 26, 2025.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2025.
In June 2025, the Company drew down the 2027 Delayed Draw Term Loan and repaid the 4.750% Senior Notes due June 2025. There were no other material changes in our contractual obligations and commitments as of September 26, 2025.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the six-month period ended September 26, 2025 as compared to the fiscal year ended March 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 26, 2025. Based on that evaluation, the

Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 26, 2025, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our quarter ended September 26, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our ordinary shares made by us for the period from June 28, 2025 through September 26, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 28, 2025 - August 1, 2025 (2)	1,540,558	$51.41	1,540,558	$708,206,988
August 2, 2025 - August 29, 2025 (2) (3)	2,544,920	$51.08	2,544,920	$1,579,900,958
August 30, 2025 - September 26 2025 (3)	1,564,270	$56.32	1,564,270	$1,491,800,161
Total	5,649,748		5,649,748
(1)During the period from June 28, 2025 through September 26, 2025, all purchases were made pursuant to the programs discussed below in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.
(2)On August 8, 2024, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $1.7 billion. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of June 27, 2025, we had shares in the aggregate amount of $0.8 billion available to be repurchased under this plan, of which 1.7 million shares in the aggregate amount of $89 million were repurchased as of August 6, 2025 (after which authorization under this plan terminated).
(3)On August 6, 2025, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $1.7 billion. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of September 26, 2025, shares in the aggregate amount of $1.5 billion were available to be repurchased under the current plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
During the fiscal quarter ended September 26, 2025, the officer listed below adopted trading a plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.
On September 12, 2025, Daniel J. Wendler, Senior Vice President and Chief Accounting Officer, adopted a trading plan that provides for the sale of up to 10,000 ordinary shares of the Company. The plan will terminate on May 29, 2026, subject to early termination for certain specified events set forth in the plan.
No other officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended September 26, 2025.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

4.01	Warrant to Purchase Ordinary Shares, dated August 15, 2025	8-K	000-23354	8/18/2025	4.1
10.01	Credit Agreement, dated as of July 15, 2025, among Flex Ltd. and certain of its subsidiaries from time to time party thereto, as borrowers, Bank of America, N.A., as Administrative Agent, an L/C Issuer and a Swing Line Lender, and the other L/C Issuers, Swing Line Lenders and Lenders party thereto	8-K	000-23354	7/18/2025	10.01
10.02	Transaction Agreement, dated as of August 15, 2025 by and between Flex Ltd. and Amazon.com, Inc.†	8-K	000-23354	8/18/2025	10.1
15.01	Letter in lieu of consent of Deloitte & Touche LLP					X
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

† Portions of this document have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

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

FLEX LTD.
(Registrant)

Date:	October 31, 2025	/s/ REVATHI ADVAITHI
Revathi Advaithi
Chief Executive Officer
(Principal Executive Officer)

Date:	October 31, 2025	/s/ KEVIN KRUMM
Kevin Krumm
Chief Financial Officer
(Principal Financial Officer)