Form 10-Q
period 2025-12-31
FLEX LTD.
filed 2026-02-06
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025

or

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

The number of shares of the registrant’s ordinary shares outstanding as of January 30, 2026 was 367,673,924.

FLEX LTD.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Report of Independent Registered Public Accounting Firm	3
	Condensed Consolidated Balance Sheets (unaudited) — December 31, 2025 and March 31, 2025	4
	Condensed Consolidated Statements of Operations (unaudited) — Three-Month and Nine-Month Periods Ended December 31, 2025 and December 31, 2024	5
	Condensed Consolidated Statements of Comprehensive Income (unaudited) — Three-Month and Nine-Month Periods Ended December 31, 2025 and December 31, 2024	6
	Condensed Consolidated Statements of Shareholders' Equity (unaudited) — Three-Month and Nine-Month Periods Ended December 31, 2025 and December 31, 2024	7
	Condensed Consolidated Statements of Cash Flows (unaudited) — Nine-Month Periods Ended December 31, 2025 and December 31, 2024	9
	Notes to Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	42
Signatures		43

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flex Ltd., Singapore

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Flex Ltd. and subsidiaries (the “Company”) as of December 31, 2025, the related condensed consolidated statements of operations, comprehensive income, and shareholders’ equity for the three-month and nine-month periods ended December 31, 2025 and December 31, 2024, the condensed consolidated statement of cash flows for the nine-month periods ended December 31, 2025 and December 31, 2024, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
February 6, 2026

FLEX LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of December 31, 2025	As of March 31, 2025
	(In millions, except share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,057	$2,289
Accounts receivable, net of allowance of $9 and $7, respectively	3,837	3,671
Contract assets	881	616
Inventories	5,549	5,071
Other current assets	1,828	1,194
Total current assets	15,152	12,841
Property and equipment, net	2,393	2,330
Operating lease right-of-use assets, net	667	562
Goodwill	1,375	1,341
Other intangible assets, net	300	343
Other non-current assets	933	964
Total assets	$20,820	$18,381

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$675	$1,209
Accounts payable	6,482	5,147
Accrued payroll and benefits	590	560
Deferred revenue and customer working capital advances	1,959	1,957
Other current liabilities	1,150	977
Total current liabilities	10,856	9,850
Long-term debt, net of current portion	3,760	2,483
Operating lease liabilities, non-current	583	456
Other non-current liabilities	500	590
Total liabilities	15,699	13,379
Shareholders’ equity
Ordinary shares, no par value; 373,173,140 and 383,369,073 issued, and 367,621,500 and 377,817,433 outstanding as of December 31, 2025 and March 31, 2025, respectively	3,511	4,142
Treasury stock at cost; 5,551,640 shares	(200)	(200)
Accumulated earnings	1,914	1,284
Accumulated other comprehensive loss	(104)	(224)
Total shareholders’ equity	5,121	5,002
Total liabilities and shareholders' equity	$20,820	$18,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
	(In millions, except per share amounts) (Unaudited)
Net sales	$7,058	$6,556	$20,437	$19,415
Cost of sales	6,373	5,952	18,541	17,777
Restructuring charges	6	10	31	42
Gross profit	679	594	1,865	1,596
Selling, general and administrative expenses	270	241	763	670
Restructuring and impairment charges	5	2	54	13
Intangible amortization	15	17	52	49
Operating income	389	334	996	864
Interest expense	58	57	161	166
Interest income	15	16	38	48
Other charges (income), net	25	5	19	(1)
Equity in earnings (losses) of unconsolidated affiliates	(1)	—	(26)	(3)
Income before income taxes	320	288	828	744
Provision for (benefit from) income taxes	81	25	198	128
Net income	$239	$263	$630	$616

Earnings per share:
Basic	$0.65	$0.68	$1.69	$1.56
Diluted	0.64	0.67	1.66	1.54

Weighted-average shares used in computing per share amounts:
Basic	369	387	372	394
Diluted	376	394	379	401

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
	(In millions) (Unaudited)
Net income	$239	$263	$630	$616
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3	(85)	77	(46)
Unrealized gain (loss) on derivative instruments and other	4	(21)	43	(38)
Comprehensive income	$246	$157	$750	$532

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary Shares			Accumulated Other Comprehensive Gain (Loss)			Total
Three-Months Ended December 31, 2025	Shares Outstanding	Amount	Accumulated Earnings (Deficit)	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Gain (Loss)	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT SEPTEMBER 26, 2025	371	$3,471	$1,675	$20	$(131)	$(111)	$5,035
Repurchase of Flex Ltd. ordinary shares at cost	(3)	(200)	—	—	—	—	(200)
Net income	—	—	239	—	—	—	239
Provision for stock warrants	—	3	—	—	—	—	3
Stock-based compensation	—	37	—	—	—	—	37
Total other comprehensive income (loss)	—	—	—	4	3	7	7
BALANCE AT DECEMBER 31, 2025	368	$3,311	$1,914	$24	$(128)	$(104)	5,121

	Ordinary Shares			Accumulated Other Comprehensive Gain (Loss)			Total
Nine-Months Ended December 31, 2025	Shares Outstanding	Amount	Accumulated Earnings (Deficit)	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Gain (Loss)	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT MARCH 31, 2025	378	$3,942	$1,284	$(19)	$(205)	$(224)	$5,002
Repurchase of Flex Ltd. ordinary shares at cost	(16)	(744)	—	—	—	—	(744)
Issuance of Flex Ltd. vested shares under restricted share unit awards	6	—	—	—	—	—	—
Net income	—	—	630	—	—	—	630
Provision for stock warrants	—	5	—	—	—	—	5
Stock-based compensation	—	108	—	—	—	—	108
Total other comprehensive income (loss)	—	—	—	43	77	120	120
BALANCE AT DECEMBER 31, 2025	368	$3,311	$1,914	$24	$(128)	$(104)	5,121

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)

	Ordinary Shares			Accumulated Other Comprehensive Gain (Loss)			Total
Three-Months Ended December 31, 2024	Shares Outstanding	Amount	Accumulated Earnings (Deficit)	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Gain (Loss)	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT SEPTEMBER 27, 2024	390	$4,377	$799	$(13)	$(160)	$(173)	$5,003
Repurchase of Flex Ltd. ordinary shares at cost	(6)	(201)	—	—	—	—	(201)
Net income	—	—	263	—	—	—	263
Stock-based compensation	—	33	—	—	—	—	33
Total other comprehensive income (loss)	—	—	—	(21)	(85)	(106)	(106)
BALANCE AT DECEMBER 31, 2024	384	$4,209	$1,062	$(34)	$(245)	$(279)	$4,992

	Ordinary Shares			Accumulated Other Comprehensive Gain (Loss)			Total
Nine-Months Ended December 31, 2024	Shares Outstanding	Amount	Accumulated Earnings (Deficit)	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Gain (Loss)	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT MARCH 31, 2024	408	$5,074	$446	$4	$(199)	$(195)	$5,325
Repurchase of Flex Ltd. ordinary shares at cost	(31)	(958)	—	—	—	—	(958)
Issuance of Flex Ltd. vested shares under restricted share unit awards	7	—	—	—	—	—	—
Net income	—	—	616	—	—	—	616
Stock-based compensation	—	93	—	—	—	—	93
Total other comprehensive income (loss)	—	—	—	(38)	(46)	(84)	(84)
BALANCE AT DECEMBER 31, 2024	384	$4,209	$1,062	$(34)	$(245)	$(279)	$4,992
The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Periods Ended
	December 31, 2025	December 31, 2024
	(In millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$630	$616
Depreciation, amortization and other impairment charges	433	401
Changes in working capital and other, net	209	55
Net cash provided by operating activities	1,272	1,072
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(431)	(326)
Proceeds from the disposition of property and equipment	7	11
Acquisition of businesses, net of cash acquired	(40)	(347)
Proceeds from divestiture of businesses, net of cash held in divested businesses	(4)	—
Other investing activities, net	(4)	21
Net cash used in investing activities	(472)	(641)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	1,251	499
Payments of bank borrowings, long-term debt and other financing liabilities	(542)	(58)
Payments for repurchases of ordinary shares	(744)	(958)
Other, net	(11)	(7)
Net cash used in financing activities	(46)	(524)
Effect of exchange rates on cash and cash equivalents	14	(48)
Net change in cash, cash equivalents, and restricted cash equivalents	768	(141)
Cash, cash equivalents, and restricted cash equivalents, beginning of period	2,289	2,474
Cash, cash equivalents, and restricted cash equivalents, end of period	$3,057	$2,333

Reconciliation of cash, cash equivalents, and restricted cash equivalents
Cash and cash equivalents	$3,057	$2,313
Restricted cash equivalents included in other current assets	—	20
Total cash, cash equivalents, and restricted cash equivalents	$3,057	$2,333

Non-cash investing activities:
Unpaid purchases of property and equipment	$133	$120
Right-of-use assets obtained in exchange for operating lease liabilities	207	80

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION
Organization of the Company
Flex Ltd. ("Flex" or the "Company") is the advanced, end-to-end manufacturing partner of choice that helps a diverse customer base design, build, deliver and manage innovative products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, Flex delivers technology innovation, supply chain, and manufacturing solutions to diverse industries and end markets. The Company's full suite of specialized capabilities includes design and engineering, supply chain, manufacturing, post-production and post-sale services, and proprietary products. Flex partners with customers across a diverse set of industries including data center, communications, enterprise, consumer, automotive, industrial, healthcare, and power. As of December 31, 2025, Flex's two operating and reportable segments were as follows:
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2025 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and nine-month periods ended December 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2026.
The third quarters for fiscal years 2026 and 2025 ended on December 31 of each year and are comprised of 96 and 95 days, respectively. The first three quarters for fiscal years 2026 and 2025 are comprised of 275 days in both periods.
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
Impact of Missile Strike in Ukraine
During the three and nine-month periods ended December 31, 2025, the Company recognized $5 million and $46 million, respectively, in asset impairments, inventory write-downs and other charges as a result of a missile strike on its Mukachevo, Ukraine facility in Western Ukraine on August 21, 2025. The total $46 million expense includes $23 million of long-lived asset impairments, $13 million of inventory write-downs and $10 million of other charges. The missile strike represents an unusual and infrequent event as hostilities related to the Russian invasion of Ukraine have been primarily focused in Eastern Ukraine. The missile strike caused substantial physical damage and disrupted normal operations at the facility. In response, the Company activated contingency manufacturing plans and transitioned production to alternative facilities. As restoration activities progress in Mukachevo, the Company expects to incur additional immaterial near-term inefficiencies. The total $46 million expense is included in restructuring and impairment charges in the condensed consolidated statements of operations.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which expands disclosures in an entity’s income tax rate reconciliation table and income taxes paid both in the U.S. and foreign jurisdictions. The guidance is effective for the Company beginning in the fourth quarter of fiscal year 2026. The Company expects the new guidance will have an immaterial impact on its consolidated financial statements and intends to adopt the guidance prospectively when it becomes effective in the fourth quarter of fiscal year 2026.
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
In December 2025, the FASB issued ASU 2025-10 "Government Grants (Topic 832)", which establishes comprehensive guidance on the recognition, measurement, presentation, and disclosure of government grants. The Company expects the new guidance will have an immaterial impact on its consolidated financial statements and intends to adopt the guidance prospectively when it becomes effective in the first quarter of fiscal year 2030.
In December 2025, the FASB issued ASU 2025-12 "Codification Improvements", which includes numerous refinements and enhancements, including clarifications on the accounting for the retirement of treasury stock among others. The guidance is effective for the Company beginning in the first quarter of fiscal year 2028. The Company is currently evaluating the guidance to determine the method of adoption and impact on the Company's disclosures.
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

2.  BALANCE SHEET ITEMS
Inventories
The components of inventories, net of applicable lower of cost and net realizable value write-downs, were as follows:

	As of December 31, 2025	As of March 31, 2025
	(In millions)
Raw materials	$4,447	$4,092
Work-in-progress	462	485
Finished goods	640	494
	$5,549	$5,071
In addition to the Flex controlled inventory shown above, the Company held inventory controlled by customers of $924 million and $416 million as of December 31, 2025 and March 31, 2025, respectively. These amounts are reported in other current assets in the condensed consolidated balance sheets.
Goodwill and Other Intangible Assets
During the nine-month period ended December 31, 2025, goodwill increased by $34 million with $8 million from an acquisition completed in the first quarter of fiscal year 2026 and currency impacts of $26 million. See note 12 for further details.
The components of acquired intangible assets are as follows:

	As of December 31, 2025			As of March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets:
Customer-related intangibles	$318	$(147)	$171	$383	$(186)	$197
Licenses and other intangibles	199	(70)	129	365	(219)	146
Total	$517	$(217)	$300	$748	$(405)	$343
The gross carrying amounts of intangible assets are removed when fully amortized.
The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2026 (1)	$15
2027	59
2028	44
2029	41
2030	36
Thereafter	105
Total amortization expense	$300
(1)Represents estimated amortization for the remaining three-month period of the fiscal year ending March 31, 2026.
Customer Working Capital Advances
Customer working capital advances were $1.5 billion and $1.6 billion as of December 31, 2025 and March 31, 2025, respectively. The customer working capital advances are not interest-bearing, do not generally have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production or the customer working capital advance agreement is terminated.

Other Non-Current Assets
Other non-current assets include deferred tax assets of $580 million and $577 million as of December 31, 2025 and March 31, 2025, respectively.
Other Current Liabilities
Other current liabilities include customer-related accruals of $374 million and $246 million as of December 31, 2025 and March 31, 2025, respectively.
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
Obligations under these programs are classified within accounts payable on the condensed consolidated balance sheets, with the associated payments reflected in the operating activities section of the condensed consolidated statement of cash flows. The Company's outstanding obligations confirmed as valid under its supplier finance programs as of December 31, 2025 and March 31, 2025 were $129 million and $119 million, respectively.
3.  REVENUE
Contract Balances
A contract asset is recognized when the Company has recognized revenue but not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheets and transferred to receivables when rights to payment become unconditional and invoiced.
A contract liability is recognized when the Company receives payments in advance of the satisfaction of performance. Contract liabilities, identified as deferred revenue, were $456 million and $377 million as of December 31, 2025 and March 31, 2025, respectively, of which $418 million and $347 million, respectively, is included in deferred revenue and customer working capital advances under current liabilities.
Warrant
During the second quarter of fiscal year 2026, the Company issued a warrant (“the Warrant”) to a customer for the purchase of up to an aggregate of 3.9 million ordinary shares of the Company ("Warrant Shares"). The Warrant Shares vest based on qualifying payments (as defined in the Warrant) for the purchase of all products and services over the term of the Warrant and are recognized as a deduction to revenue as qualifying revenues are recognized. Refer to “Note 4 – Share-Based Compensation and Warrants” for further information.

Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated based on timing of transfer, point in time or over time:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Timing of Transfer	(In millions)
FAS
Point in time	$2,702	$2,849	$8,471	$8,646
Over time	1,116	750	2,804	1,924
Total	3,818	3,599	11,275	10,570
FRS
Point in time	2,027	1,960	5,856	6,830
Over time	1,213	997	3,306	2,015
Total	3,240	2,957	9,162	8,845
Flex
Point in time	4,729	4,809	14,327	15,476
Over time	2,329	1,747	6,110	3,939
Total	$7,058	$6,556	$20,437	$19,415

4.  SHARE-BASED COMPENSATION AND WARRANTS
Flex historically maintains share-based compensation plans at the corporate level. The Company grants equity compensation awards under its 2017 Equity Incentive Plan (the "2017 Plan").
Share-Based Compensation Expense
The following table summarizes the Company’s share-based compensation expense for the 2017 Plan:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
	(In millions)
Cost of sales	$9	$9	$26	$25
Selling, general and administrative expenses	28	24	82	68
Total share-based compensation expense	$37	$33	$108	$93
The 2017 Plan
During the nine-month period ended December 31, 2025, the Company granted 4.3 million restricted share unit ("RSU") awards. Of this amount, 2.0 million are plain-vanilla unvested RSU awards that vest over a period of three years, with no performance or market conditions, with an average grant date price of $43.99 per award. In addition, 1.0 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain performance conditions, with an average grant date price of $45.09 per award. These performance-based RSUs include awards tied to the Company's adjusted earnings per share growth and awards tied to operating profit goals. The number of shares that will ultimately vest will range from zero up to a maximum of approximately 2.4 million based on the level of achievement of these performance conditions. The awards will cliff vest after a period of three years, depending on the specific performance metrics, to the extent such performance conditions have been met. Further, 0.2 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions. The average grant date fair value of these awards that are contingent on certain market conditions was estimated to be $58.55 per award and was calculated using a Monte Carlo simulation. The number of shares contingent on market conditions that ultimately will vest will range from zero up to a maximum of approximately 0.4 million based on a measurement of the percentile rank of the Company’s total shareholder return over certain specified periods against the Company's peer companies, and will cliff vest after a period of three years, to the extent such market conditions have been met. The remaining balance of 1.1 million represents the number of shares issued upon the vesting of RSU awards above target levels based on the achievement of certain market and performance conditions for awards granted in fiscal year 2023. These awards were issued and immediately vested in accordance with the terms and conditions of the underlying awards.

As of December 31, 2025, 9.5 million unvested RSU awards under the 2017 Plan were outstanding, of which vesting for a targeted amount of 0.8 million shares is contingent on meeting certain market conditions, and vesting for a targeted amount of 1.7 million shares is contingent on meeting certain performance conditions. The number of shares tied to market conditions that will ultimately be issued can range from zero to approximately 1.6 million based on the achievement levels. The number of shares tied to performance conditions that will ultimately be issued can range from zero to approximately 3.9 million based on the achievement levels. During the nine-month period ended December 31, 2025, 2.3 million shares vested in connection with the awards with market and performance conditions granted in fiscal year 2023.
As of December 31, 2025, total unrecognized compensation expense related to unvested RSU awards under the 2017 Plan was $224 million and will be recognized over a weighted-average remaining vesting period of 2.1 years.
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
The calculated fair value of each Warrant Share at the issuance date was $25.47. The Company recorded charges of $3 million and $5 million during the three and nine-month periods ended December 31, 2025, respectively. No Warrant Shares have vested, or were exercised, as of December 31, 2025.

5.  EARNINGS PER SHARE
The following table reflects basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share attributable to the shareholders of Flex:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
	(In millions, except per share amounts)
Numerator:
Net income	$239	$263	$630	$616

Denominator:
Weighted-average ordinary shares outstanding - basic	369	387	372	394
Weighted-average ordinary share equivalents from RSU awards (1)	7	7	7	7
Weighted-average ordinary shares and ordinary share equivalents outstanding - diluted	376	394	379	401

Earnings per share:
Basic	$0.65	$0.68	$1.69	$1.56
Diluted	$0.64	$0.67	$1.66	$1.54
(1)An immaterial amount of RSU awards for both the three and nine-month periods ended December 31, 2025 and December 31, 2024, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
6.  BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt as of December 31, 2025 and March 31, 2025 are as follows:

	Maturity Date	As of December 31, 2025	As of March 31, 2025
		(In millions)
4.750% Notes (1)	June 2025	$—	$531
3.750% Notes (1)	February 2026	675	678
6.000% Notes (1)	January 2028	398	398
4.875% Notes (1)	June 2029	654	655
4.875% Notes (1)	May 2030	672	676
5.250% Notes (1) (2)	January 2032	651	499
5.375% Notes (1) (2)	November 2035	598	—
Delayed Draw Term Loan (3)	December 2027	500	—
3.600% HUF Bonds (4)	December 2031	305	269
Debt issuance costs		(18)	(14)
		4,435	3,692
Current portion, net of debt issuance costs		(675)	(1,209)
Non-current portion		$3,760	$2,483
(1)The notes are carried at the principal amount of each note less any unamortized discount and unamortized debt issuance costs and inclusive of any unamortized premium. The notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.
(2)In November 2025, the Company issued $600 million of 5.375% Notes due November 2035 and $150 million of 5.250% Notes due January 2032.
(3)In March 2025, the Company entered into a $500 million Delayed Draw Term Loan agreement and drew down the funds in June 2025 at the Secured Overnight Financing Rate ("SOFR") plus 100 basis points.

(4)The bonds mature in December 2031 with annual payments equal to 10% of the original principal amount thereof on each of the seventh, eighth, and ninth anniversaries of the bonds, with the remaining 70% due upon maturity.
The weighted-average interest rate for the Company's long-term debt was 4.7% and 4.6% as of December 31, 2025 and March 31, 2025, respectively.
Scheduled repayments of the Company's bank borrowings and long-term debt as of December 31, 2025 are as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2026 (1)	$675
2027	—
2028	898
2029	30
2030	685
Thereafter	2,165
Total	$4,453
(1)Represents estimated repayments for the remaining fiscal three-month period ending March 31, 2026. On February 2, 2026, the Company repaid the 3.750% Notes due February 2026.
Notes due January 2032 and November 2035
In November 2025, the Company issued $600 million of 5.375% Notes ("2035 Notes") due November 2035 at 99.732% of face value and as a further issuance of the existing Notes due January 2032, the Company issued under the same terms an additional $150 million of 5.250% Notes ("additional 2032 Notes") due January 2032 at 101.561% of face value. Interest on the 2035 Notes is payable on May 13 and November 13 of each year, beginning on May 13, 2026, until maturity on November 13, 2035. Interest on the additional 2032 Notes is payable on January 15 and July 15 of each year, beginning on January 15, 2026, until maturity on January 15, 2032. Immediately after the issuance of the additional 2032 Notes, the Company had $650 million aggregate principal amount of 5.250% Notes due 2032 outstanding. The Company received proceeds in aggregate of $746 million, net of discount, certain issuance costs, and prepaid interest and inclusive of premium for the issuances in November 2025. The Company incurred and capitalized $7 million of costs in conjunction with the Note issuances in November 2025 as a direct reduction to the carrying amount of the Notes presented on the balance sheet. Proceeds from issuances in November 2025 may be used for general corporate purposes, including repaying, redeeming or repurchasing outstanding debt including repayment or redemption of the 3.750% Notes due February 2026, and for working capital, capital expenditures and acquisitions. The Notes are senior unsecured obligations of the Company and rank equally with all of the Company's other existing and future senior and unsecured debt obligations.
As of December 31, 2025, the Company was in compliance with all covenants in the indentures governing the Notes.
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
Term Loan due December 2027
In March 2025, the Company entered into a $500 million delayed draw term loan agreement. Borrowings under the delayed draw term loan may be used for working capital, capital expenditures, refinancing of current debt, and other general purposes. All borrowings on the delayed draw term loan will come due on December 31, 2027. Interest is based on a Term SOFR-based formula plus a margin of 100 basis points. The Company had $500 million in borrowings outstanding under the loan agreement as of December 31, 2025.

7.  INTEREST EXPENSE AND INTEREST INCOME
Interest expense and interest income for the three and nine-month periods ended December 31, 2025 and 2024 are composed of the following:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
	(In millions)
Interest expenses on debt obligations	$54	$50	$146	$139
AR sale program related expenses	4	7	15	27
Interest income	(15)	(16)	(38)	(48)
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
As of December 31, 2025, the aggregate notional amount of the Company’s outstanding foreign currency derivative contracts was $7.6 billion as summarized below:

	Notional Contract Value in USD
Currency	Buy	Sell
	(In millions)
Cash Flow Hedges		p
MXN	$548	$—
HUF	449	—
CNY	280	—
Other	507	12
	1,784	12
Other Foreign Currency Contracts
CNY	713	298
EUR	658	500
MXN	470	363
MYR	276	130
JPY	15	286
BRL	—	283
Other	1,000	775
	3,132	2,635
Total Notional Contract Value in USD	$4,916	$2,647
As of December 31, 2025, the fair value of the Company’s short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of other charges (income), net in the condensed consolidated statements of operations. The Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. Deferred gains were $34 million as of December 31, 2025 and are expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations over the next twelve-month period, except for gains attributable to changes in fair value of the USD HUF cross currency swaps, which are discussed below.
The Company entered into USD HUF cross currency swaps in December 2021 to hedge the foreign currency risk on the HUF bonds due December 2031, and the fair value of the cross currency swaps was included in other current assets and other non-current liabilities as of December 31, 2025 and March 31, 2025, respectively. The changes in fair value of the USD HUF cross currency swaps are reported in accumulated other comprehensive loss. In addition, corresponding amounts are reclassified out of accumulated other comprehensive loss to other charges (income), net to offset the remeasurement of the underlying HUF bond principal, which also impacts the same line.
The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes at December 31, 2025 and March 31, 2025:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	December 31, 2025	March 31, 2025	Balance Sheet Location	December 31, 2025	March 31, 2025
	(In millions)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$61	$13	Other current liabilities	$(4)	$(18)
Foreign currency contracts	Other non-current assets	—	—	Other non-current liabilities	(15)	(46)

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$21	$21	Other current liabilities	$(10)	$(15)
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
9.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	December 31, 2025			December 31, 2024
	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Beginning balance	$20	$(131)	$(111)	$(13)	$(160)	$(173)
Other comprehensive gain (loss) before reclassifications	31	3	34	(65)	(85)	(150)
Net (gain) loss reclassified from accumulated other comprehensive loss	(27)	—	(27)	44	—	44
Net current-period other comprehensive gain (loss)	4	3	7	(21)	(85)	(106)
Ending balance	$24	$(128)	$(104)	$(34)	$(245)	$(279)

	Nine-Month Periods Ended
	December 31, 2025			December 31, 2024
	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Beginning balance	$(19)	$(205)	$(224)	$4	$(199)	$(195)
Other comprehensive gain (loss) before reclassifications	112	77	189	(87)	(46)	(133)
Net (gain) loss reclassified from accumulated other comprehensive loss	(69)	—	(69)	49	—	49
Net current-period other comprehensive gain (loss)	43	77	120	(38)	(46)	(84)
Ending balance	$24	$(128)	$(104)	$(34)	$(245)	$(279)
Substantially all unrealized gains and losses relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three and nine-month periods ended December 31, 2025 were reclassified out of accumulated other comprehensive loss to other charges (income), net and cost of sales in the condensed consolidated statements of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges. The tax impacts on the changes in accumulated other comprehensive loss for the three-month periods ended December 31, 2025 and 2024 were $(1) million and $5 million, respectively. The tax impacts on the changes in accumulated other comprehensive loss for the nine-month periods ended December 31, 2025 and 2024 were $(14) million and $16 million, respectively.
10.  TRADE RECEIVABLES SALES PROGRAMS
The Company sells accounts receivables to certain third-party banking institutions under factoring programs. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was $0.6 billion and $0.7 billion as of December 31, 2025 and March 31, 2025. For the nine-month periods ended December 31, 2025 and 2024, total accounts receivable sold to certain third-party banking institutions was $2.3 billion and $3.0 billion, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received was included as cash provided by operating activities in the condensed consolidated statements of cash flows.
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

The Company has accrued for contingent consideration related to an acquisition in fiscal year 2025, classified as a level 3 measurement in the fair value hierarchy due to significant unobservable inputs. Fair value is determined using internal cash flow models that incorporate unobservable inputs, including the probability of achieving performance milestones. As of December 31, 2025 and March 31, 2025, the balance of contingent consideration was $2 million and $5 million, respectively.
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
During the nine-month periods ended December 31, 2025 and 2024, there were no other additions to the accrual, payments, fair value adjustments, or unrealized gains or losses included in earnings.
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
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and March 31, 2025:

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$2,254	$—	$2,254
Foreign currency contracts (Note 8)	—	82	—	82
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	35	14	—	49
Liabilities:
Foreign currency contracts (Note 8)	$—	$(29)	$—	$(29)
Contingent consideration in connection with business acquisitions	—	—	(2)	(2)

	Fair Value Measurements as of March 31, 2025
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$1,535	$—	$1,535
Foreign currency contracts (Note 8)	—	34	—	34
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	—	43	—	43
Liabilities:				0
Foreign currency contracts (Note 8)	$—	$(79)	$—	$(79)
Contingent consideration in connection with business acquisitions	—	—	(5)	(5)

Other financial instruments
The following table presents the Company’s major debts not carried at fair value as of December 31, 2025 and March 31, 2025:

	As of December 31, 2025		As of March 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In millions)
4.750% Notes due June 2025	$—	$—	$531	$531	Level 1
3.750% Notes due February 2026	675	674	678	672	Level 1
6.000% Notes due January 2028	398	411	398	409	Level 1
4.875% Notes due June 2029	654	665	655	651	Level 1
4.875% Notes due May 2030	672	683	676	669	Level 1
5.250% Notes due January 2032	651	666	499	497	Level 1
5.375% Notes due November 2035	598	600	—	—	Level 1
Delayed Draw Term Loan due December 2027	500	500	—	—	Level 1
3.600% HUF Bonds due December 2031	305	244	269	215	Level 2
The Notes due June 2025, February 2026, January 2028, June 2029, May 2030, January 2032, and November 2035 are valued based on broker trading prices in active markets. The Delayed Draw Term Loan due December 2027 bears interest at variable interest rates; therefore, as of December 31, 2025, the carrying amount approximates fair value. HUF Bonds are valued based on the broker trading prices in an inactive market.
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
A foreign Tax Authority (“Tax Authority”) had assessed a cumulative total of approximately $167 million in taxes owed for multiple Flex legal entities within its jurisdiction for various fiscal years ranging from fiscal year 2010 through fiscal year 2020. The assessed amounts related to the denial of certain deductible intercompany payments and taxability of income earned outside such jurisdiction. The Company disagreed with the Tax Authority’s assessments and was actively contesting the assessments through the administrative and judicial processes. During the three-month period ended December 31, 2025, the Company and the Tax Authority agreed to a $50 million settlement covering all open fiscal years and all assessed amounts. The Company had previously expensed $31 million and paid $30 million to the Tax Authority in prior fiscal years and agreed to make an additional $20 million cash payment to the Tax Authority subsequent to the execution of a definitive settlement agreement, which resulted in a charge to income tax expense of $19 million in the third quarter ended December 31, 2025. The definitive settlement agreement was executed on February 3, 2026 and the $20 million cash payment is expected to occur in the fourth quarter of fiscal year ending March 31, 2026.
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
14.  SHARE REPURCHASES
During the three and nine-month period ended December 31, 2025, the Company repurchased 3.3 million and 16.1 million shares at aggregate purchase prices of $200 million and $744 million, respectively, and retired all of these shares.
Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $1.7 billion in accordance with the share repurchase mandate approved by the Company’s shareholders at the most recent Annual General Meeting held on August 6, 2025. As of December 31, 2025, shares in the aggregate amount of $1.3 billion were available to be repurchased under the current plan.
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

Selected financial information by segment for the three and nine-month period ended December 31, 2025 and 2024 are in the tables below:

	FAS	FRS	Corporate & Other	Total
Three-Months Ended December 31, 2025	(In millions)
Net Sales	$3,818	$3,240	$—	$7,058
Cost of inventory	(2,795)	(2,137)	1	(4,931)
Manufacturing expenses	(695)	(758)	16	(1,437)
Segment selling, general and administrative expenses	(89)	(112)	(29)	(230)
Segment income	$239	$233	$(12)	$460
Reconciling items:
Intangible amortization				$15
Stock-based compensation				37
Restructuring and impairment charges (1)				9
Customer related asset recoveries (2)				(2)
Legal and other (3)				12
Interest expenses				58
Interest income				15
Other charges (income), net				25
Equity in earnings (losses) of unconsolidated affiliates				(1)
Income before income taxes				$320
(1)Certain restructuring charges of $2 million are excluded from the reconciling amount of $9 million as they are included within segment income.
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
(3)Legal and other consists of costs not directly related to core business results and including matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims, impairments and other costs such as acquisition and portfolio optimization related costs. During the third quarter of fiscal year 2026, costs primarily related to other costs.

	FAS	FRS	Corporate & Other	Total
Nine-Months Ended December 31, 2025	(In millions)
Net Sales	$11,275	$9,162	$—	$20,437
Cost of inventory	(8,307)	(6,020)	—	(14,327)
Manufacturing expenses	(1,996)	(2,207)	11	(4,192)
Segment selling, general and administrative expenses	(266)	(333)	(55)	(654)
Segment income	$706	$602	$(44)	$1,264
Reconciling items:
Intangible amortization				$52
Stock-based compensation				108
Restructuring and impairment charges (1)				83
Customer related asset recoveries (2)				(2)
Legal and other (3)				27
Interest expenses				161
Interest income				38
Other charges (income), net				19
Equity in earnings (losses) of unconsolidated affiliates				(26)
Income before income taxes				$828
(1)During the nine-month period ended December 31, 2025, the Company recognized a total of $46 million in asset impairments, inventory write-downs and other related charges as a result of a missile strike on its Mukachevo, Ukraine facility on August 21, 2025. Refer to note 1 "Organization of the Company and Basis of Presentation" for further details. Certain restructuring charges of $2 million are excluded from the reconciling amount of $83 million as they are included within segment income.
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
(3)Legal and other consists of costs not directly related to core business results and including matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims, impairments and other costs such as acquisition and portfolio optimization related costs. During fiscal year 2026, legal and other costs primarily related to other costs.

	FAS	FRS	Corporate & Other	Total
Three-Months Ended December 31, 2024	(In millions)
Net Sales	$3,599	$2,957	$—	$6,556
Cost of inventory	(2,650)	(1,967)	—	(4,617)
Manufacturing expenses	(637)	(685)	(7)	(1,329)
Segment selling, general and administrative expenses	(85)	(107)	(19)	(211)
Segment income	$227	$198	$(26)	$399
Reconciling items:
Intangible amortization				$17
Stock-based compensation				33
Restructuring charges				12
Customer related asset recoveries (1)				(2)
Legal and other (2)				5
Interest expenses				57
Interest income				16
Other charges (income), net				5
Income before income taxes				$288

(1)Customer related asset impairments (recoveries) may consist of non-cash impairments of property and equipment to estimated fair value for customers from whom we have disengaged or are in the process of disengaging as well as additional provisions for doubtful accounts receivable for customers that are experiencing financial difficulties and inventory that is considered non-recoverable that is written down to net realizable value. In subsequent periods, the Company may recover a portion of the costs previously incurred related to assets impaired or reduced to net realizable value. During the three-month period ended December 31, 2024, the Company recognized $2 million of customer related asset recoveries.
(2)Legal and other consists of costs not directly related to core business results and including matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims, impairments and other costs such as acquisition and portfolio optimization related costs. During the third quarter of fiscal year 2025, the Company accrued for a $5 million asset impairment where losses were considered probable and estimable.

	FAS	FRS	Corporate & Other	Total
Nine-Months Ended December 31, 2024	(In millions)
Net Sales	$10,570	$8,845	$—	$19,415
Cost of inventory	(7,826)	(5,958)	—	(13,784)
Manufacturing expenses	(1,875)	(2,076)	(21)	(3,972)
Segment selling, general and administrative expenses	(245)	(307)	(44)	(596)
Segment income	$624	$504	$(65)	$1,063
Reconciling items:
Intangible amortization				$49
Stock-based compensation				93
Restructuring charges				54
Customer related asset recoveries (1)				(2)
Legal and other (2)				5
Interest expenses				166
Interest income				48
Other charges (income), net				(1)
Equity in earnings (losses) of unconsolidated affiliates				(3)
Income before income taxes				$744
(1)Customer related asset impairments (recoveries) may consist of non-cash impairments of property and equipment to estimated fair value for customers from whom we have disengaged or are in the process of disengaging as well as additional provisions for doubtful accounts receivable for customers that are experiencing financial difficulties and inventory that is considered non-recoverable that is written down to net realizable value. In subsequent periods, the Company may recover a portion of the costs previously incurred related to assets impaired or reduced to net realizable value. During the nine-month period ended December 31, 2024, the Company recognized $2 million of customer related asset recoveries.
(2)Legal and other consists of costs not directly related to core business results and including matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims, impairments and other costs such as acquisition and portfolio optimization related costs. During the first three quarters of fiscal year 2025, the Company accrued for a $5 million asset impairment where losses were considered probable and estimable.
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
Total depreciation expense, including amounts allocated to the reportable segments and Corporate and Other for the three and nine-month period ended December 31, 2025 and 2024 are as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
	(In millions)		(In millions)
Depreciation expense:
Flex Agility Solutions	$44	$45	$138	$134
Flex Reliability Solutions	67	62	195	188
Corporate and Other	2	3	9	9
Total depreciation expense	$113	$110	$342	$331
16.  RESTRUCTURING CHARGES
The Company continued to improve operational efficiencies through targeted restructuring activities during the third quarter of fiscal year 2026. During the three and nine-month periods ended December 31, 2025, the Company recognized $6 million and $39 million of restructuring charges, respectively, most of which related to employee severance. Certain restructuring charges of $2 million are included in segment income.
The following table summarizes the provisions, respective payments, and remaining accrued balance for charges incurred as of December 31, 2025:

	Severance	Long-Lived Asset Impairment	Other Exit Costs	Total
	(In millions)
Balance as of March 31, 2025	$51	$—	$—	$51
Provision for net charges incurred	26	9	4	39
Cash payments	(47)	—	(4)	(51)
Non-cash reductions	—	(9)	—	(9)
Other adjustments	—	—	1	1
Balance as of December 31, 2025	30	—	1	31
Less: Current portion (classified as other current liabilities)	30	—	1	31
Accrued restructuring costs, net of current portion (classified as other non-current liabilities)	$—	$—	$—	$—

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
OVERVIEW
We are the advanced, end-to-end manufacturing partner of choice that helps a diverse customer base design, build, deliver and manage innovative products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, we deliver technology innovation, supply chain, and manufacturing solutions to diverse industries and end markets. Our full suite of specialized capabilities includes design and engineering, supply chain, manufacturing, post-production and post-sale services, and proprietary products. We partner with customers across a diverse set of industries including data center, communications, enterprise, consumer, automotive, industrial, healthcare, and power. As of December 31, 2025, our two operating and reportable segments were as follows:
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
During the three and nine-month periods ended December 31, 2025, the Company recognized $5 million and $46 million, respectively, in asset impairments, inventory write-downs and other charges as a result of a missile strike on its Mukachevo, Ukraine facility in Western Ukraine on August 21, 2025. The missile strike represents an unusual and infrequent event as hostilities related to the Russian invasion of Ukraine have been primarily focused in Eastern Ukraine. The missile strike caused substantial physical damage and disrupted normal operations at the facility. In response, the Company activated contingency manufacturing plans and transitioned production to alternative facilities. As restoration activities progress in Mukachevo, the Company expects to incur additional near-term inefficiencies. The $46 million in asset impairments, inventory write-downs and other charges are included in restructuring and impairment charges in the condensed consolidated statements of operations. For further information, refer to Part I, Item 1A, Risk Factors - “Global economic conditions, including inflationary pressures, currency volatility, stagflation, slower economic growth or recession, high or rising interest rates, trade conflicts, tariffs, geopolitical uncertainty and instability in financial markets have in the past adversely affected, and may in the future adversely affect, our business, results of operations, financial condition, and access to capital markets.” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.
Tariffs
In the fourth quarter of our fiscal year ended March 31, 2025, the U.S. implemented a series of global tariffs, including on a number of countries in which Flex operates. Although we have been and expect to continue to be able to pass tariff costs through to our customers, the global tariff landscape, which continues to evolve, has the potential to meaningfully impact end customer demand. During the three and nine-month periods ended December 31, 2025, tariff costs paid and recoveries from our customers impacted our revenues and costs of goods by approximately one percent and had a negligible impact on our profitability. If, in the future, we are no longer able to fully pass through these tariffs, our results from operations and cash flows would be negatively impacted. There are several court cases challenging the U.S. administration’s authority to impose tariffs, including a case pending before the U.S. Supreme Court, the outcomes of which could add complexity to our operations in terms of seeking refunds from the U.S. government and adjusting pricing with customers. For further information, refer to Part I, Item 1A, Risk Factors - "Global economic conditions, including inflationary pressures, currency volatility, stagflation, slower economic growth or recession, high or rising interest rates, trade conflicts, tariffs, geopolitical uncertainty and instability in financial markets have in the past adversely affected, and may in the future adversely affect, our business, results of operations, financial condition, and access to capital markets." in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Business Overview
We are one of the world's largest providers of global supply chain solutions, with revenues of $20.4 billion for the nine-month period ended December 31, 2025 and $25.8 billion in the fiscal year ended March 31, 2025. We have established an extensive network of manufacturing facilities in the world's major consumer and enterprise markets (Asia, the Americas, and Europe) to serve the growing outsourcing needs of both multinational and regional customers. We design, build, ship, and service consumer and enterprise products for our customers through a network of approximately 100 facilities in approximately 30 countries across four continents. The following tables set forth the relative percentages and dollar amounts of net sales by region and by country, and net property and equipment by country, based on the location of our manufacturing sites.

	Three-Month Periods Ended				Nine-Month Periods Ended
	December 31, 2025		December 31, 2024		December 31, 2025		December 31, 2024
	(In millions)
Net sales by region:
Americas	$3,371	48%	$3,195	49%	$10,135	50%	$9,360	48%
Asia	2,233	32%	1,998	30%	6,122	30%	5,925	31%
Europe	1,454	20%	1,363	21%	4,180	20%	4,130	21%
	$7,058		$6,556		$20,437		$19,415

Net sales by country:
Mexico	$1,719	24%	$1,721	26%	$5,116	25%	$5,042	26%
U.S.	1,219	17%	1,071	16%	3,838	19%	3,053	16%
China	1,159	16%	1,101	17%	3,354	16%	3,278	17%
Malaysia	828	12%	630	10%	2,081	10%	1,829	9%
Brazil	414	6%	386	6%	1,123	5%	1,198	6%
Hungary	317	4%	313	5%	1,005	5%	984	5%
Other	1,402	21%	1,334	20%	3,920	20%	4,031	21%
	$7,058		$6,556		$20,437		$19,415

	As of		As of
	December 31, 2025		March 31, 2025
Property and equipment, net:	(In millions)
Mexico	$833	35%	$815	35%
U.S.	416	17%	376	16%
China	293	12%	293	13%
Malaysia	186	8%	163	7%
Hungary	155	6%	140	6%
Brazil	78	3%	83	4%
Other	432	19%	460	19%
	$2,393		$2,330
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

	Three-Month Periods Ended		Nine-Month Periods Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.3	90.8	90.7	91.6
Restructuring charges	0.1	0.1	0.2	0.2
Gross profit	9.6	9.1	9.1	8.2
Selling, general and administrative expenses	3.8	3.7	3.7	3.5
Restructuring and impairment charges	0.1	—	0.3	—
Intangible amortization	0.2	0.3	0.2	0.2
Operating income	5.5	5.1	4.9	4.5
Interest expense	0.8	0.9	0.8	0.9
Interest income	0.2	0.2	0.2	0.2
Other charges (income), net	0.4	—	0.1	—
Equity in earnings (losses) of unconsolidated affiliates	—	—	(0.1)	—
Income before income taxes	4.5	4.4	4.1	3.8
Provision for (benefit from) income taxes	1.1	0.4	1.0	0.6
Net income	3.4%	4.0%	3.1%	3.2%
Net sales
The following table sets forth our net sales by segment, and their relative percentages (the sum of the individual percentages may not equal 100% due to rounding):

	Three-Month Periods Ended				Nine-Month Periods Ended
	December 31, 2025		December 31, 2024		December 31, 2025		December 31, 2024
	(In millions)
Net sales:
Flex Agility Solutions	$3,818	54%	$3,599	55%	$11,275	55%	$10,570	54%
Flex Reliability Solutions	3,240	46%	2,957	45%	9,162	45%	8,845	46%
	$7,058		$6,556		$20,437		$19,415
Net sales during the three-month period ended December 31, 2025 totaled $7.1 billion, representing an increase of $0.5 billion, or 8% from $6.6 billion during the three-month period ended December 31, 2024. Net sales for our FAS segment increased $0.2 billion, or 6% from the three-month period ended December 31, 2024, primarily driven by a high single-digit percentage increase in our CEC business due to increased demand and a mid single-digit percentage increase in Lifestyle primarily due to net sales contributed by our Orangeburg Manufacturing Facility acquired on February 4, 2025. This was partially offset by a mid single-digit percentage decrease in Consumer Devices due to lower demand. Net sales for our FRS segment increased $0.3 billion, or 10% from the three-month period ended December 31, 2024, which was primarily driven by high-teen percentage growth in our Industrial business with strength in power and high single-digit percentage growth in Health Solutions, partially offset by a low single-digit percentage decrease in our Automotive business due to lower demand. Net sales increased $0.2 billion in the Americas, $0.2 billion in Asia, and $0.1 billion in Europe for a total gain of $0.5 billion.
Net sales during the nine-month period ended December 31, 2025 totaled $20.4 billion, representing an increase of $1.0 billion, or 5% from $19.4 billion during the nine-month period ended December 31, 2024. Net sales for our FAS segment increased $0.7 billion, or 7% from the nine-month period ended December 31, 2024, primarily driven by a mid-teen percentage increase in our CEC business most notably from increased demand in data center cloud, partially offset by a high-teen percentage decrease in our Consumer Devices business due to lower demand. Net sales for our FRS segment increased $0.3 billion, or 4% from the nine-month period ended December 31, 2024, primarily driven by a high single-digit percentage increase in our Industrial business, primarily in power due to data center growth and business acquisitions, and a low single-digit percentage increase in our Health Solutions business, offset by a low single-digit percentage decrease in our Automotive business due to lower demand. Net sales increased $0.8 billion in the Americas and $0.2 billion in Asia and remained consistent in Europe for a total gain of $1.0 billion.
Our ten largest customers during both the three and nine-month periods ended December 31, 2025 accounted for approximately 46% of net sales. No customer accounted for more than 10% of net sales during the nine-month periods ended December 31, 2025 or December 31, 2024.
Cost of sales
Cost of sales is affected by a number of factors, including the number and size of new manufacturing programs, product mix, labor cost fluctuations by region, component costs and availability and capacity utilization.
Cost of sales during the three-month period ended December 31, 2025 totaled $6.4 billion, representing an increase of $0.4 billion, or 7% from $6.0 billion during the three-month period ended December 31, 2024. The higher cost of sales for the three-month period ended December 31, 2025 was primarily driven by a $0.5 billion, or 8%, increase in consolidated sales, partially offset by cost efficiencies and favorable mix. Cost of sales in our FAS segment for the three-month period ended December 31, 2025 increased by 6% from the three-month period ended December 31, 2024, in line with revenue growth. Cost of sales in our FRS segment for the three-month period ended December 31, 2025 increased by 9% from the three-month period ended December 31, 2024, primarily driven by revenue growth of 10%, partially offset by favorable mix and cost efficiencies.
Cost of sales during the nine-month period ended December 31, 2025 totaled $18.5 billion, representing an increase of $0.8 billion, or 4% from $17.8 billion during the nine-month period ended December 31, 2024. The higher cost of sales for the nine-month period ended December 31, 2025 was primarily driven by a $1.0 billion, or 5% increase in consolidated sales, partially offset by favorable mix and cost efficiencies. Cost of sales in our FAS segment for the nine-month period ended December 31, 2025 increased $0.6 billion, or 6%, from the nine-month period ended December 31, 2024 due to revenue growth of 7%. Cost of sales in our FRS segment for the nine-month period ended December 31, 2025 increased $0.2 billion, or 2%, from the nine-month period ended December 31, 2024 due to revenue growth of 4%, partially offset by favorable mix and cost efficiencies.
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
Gross profit during the three-month period ended December 31, 2025 increased $0.1 billion to $0.7 billion, or 9.6% of net sales, from $0.6 billion, or 9.1% of net sales, during the three-month period ended December 31, 2024. Gross margin improved 50 basis points year over year primarily due to revenue growth, favorable mix and continued operational execution.
Gross profit during the nine-month period ended December 31, 2025 increased $0.3 billion to $1.9 billion, or 9.1% of net sales, from $1.6 billion, or 8.2% of net sales, during the nine-month period ended December 31, 2024. Gross margin improved 90 basis points year over year primarily due to the same factors as for the three-month periods described above.
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
The following table sets forth segment income and margins. Segment margins in the table below may not recalculate exactly due to rounding.

	Three-Month Periods Ended				Nine-Month Periods Ended
	December 31, 2025		December 31, 2024		December 31, 2025		December 31, 2024
	(In millions)
Segment income:
Flex Agility Solutions	$239	6.3%	$227	6.3%	$706	6.3%	$624	5.9%
Flex Reliability Solutions	233	7.2%	198	6.7%	602	6.6%	504	5.7%
FAS segment margin remained consistent for the three-month period ended December 31, 2025, compared to the three-month period ended December 31, 2024, primarily driven by growth in our higher margin CEC business, offset by unfavorable mix in our consumer businesses. The FAS segment margin increased 40 basis points, to 6.3% for the nine-month period ended December 31, 2025 from 5.9% for the nine-month period ended December 31, 2024, primarily due to favorable mix with growth being driven by our cloud business.
FRS segment margin increased 50 basis points to 7.2% for the three-month period ended December 31, 2025, compared to 6.7% for the three-month period ended December 31, 2024, primarily due to favorable mix with growth in core Industrial, Health Solutions and our power business. FRS segment margin increased 90 basis points to 6.6% for the nine-month period ended December 31, 2025 compared to 5.7% for the nine-month period ended December 31, 2024, primarily due to the same factors as for the three-month period.
Restructuring and impairment charges
We undertook targeted restructuring activities to improve operational efficiencies by reducing excess workforce capacity. During the three and nine-month periods ended December 31, 2025, we recognized $6 million and $39 million of restructuring charges, respectively, primarily related to employee severance. In addition, during the three and nine-month periods ended December 31, 2025, we incurred $5 million and $46 million in impairment and other charges related to a missile strike on our Mukachevo, Ukraine facility, as discussed in the Overview section above.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) was $0.3 billion, or 3.8% of net sales, during the three-month period ended December 31, 2025, increasing by $29 million compared to the three-month period ended December 31, 2024. The increase was largely driven by increases in employee compensation and other corporate costs. SG&A was $0.8 billion or 3.7%, of net sales, during the nine-month period ended December 31, 2025, increasing by $93 million from $0.7 billion or 3.5% of net sales during the nine-month period ended December 31, 2024, driven by the same factors as noted for the three-month period.
Intangible amortization
Amortization of intangible assets decreased to $15 million for the three-month period ended December 31, 2025, compared to $17 million in the previous year as certain intangible assets fully amortized during fiscal year 2026. Amortization increased to $52 million during the nine-month period ended December 31, 2025, from $49 million for the nine-month period ended December 31, 2024 as a result of acquisitions in the second half of fiscal year 2025.
Interest expense
Interest expense increased to $58 million for the three-month period ended December 31, 2025, from $57 million during the three-month period ended December 31, 2024, primarily due to senior debt issuances during the quarter. Interest expense decreased to $161 million during the nine-month period ended December 31, 2025 compared to $166 million during the nine-month period ended December 31, 2024. Decreased interest expense for the nine-month period was primarily driven by reduced receivables factoring costs, partially offset by increased interest expense on our long-term debt.
Interest income
Interest income decreased to $15 million for the three-month period ended December 31, 2025 compared to $16 million for the same period in fiscal year 2025. Interest income decreased to $38 million for the nine-month period ended December 31,

2025 compared to $48 million for the nine-month period ended December 31, 2024. The decrease in interest income is primarily due to lower interest rates, and lower average cash balances.
Other charges (income), net
Other charges, net was $25 million during the three-month period ended December 31, 2025 compared to $5 million during the three-month period ended December 31, 2024. The increase was primarily due to an impairment recorded on one of Flex's unconsolidated cost method investments of $21 million during the quarter.
Other charges, net was $19 million for the nine-month periods ended December 31, 2025 compared to $1 million in income during the nine-month periods ended December 31, 2024. The increase was due to the aforementioned impairment on one of Flex's unconsolidated cost method investments.
Equity in earnings (losses) of unconsolidated affiliates
Equity in losses of unconsolidated affiliates was $1 million during the three-month period ended December 31, 2025, compared to zero in the three-month period ended December 31, 2024, primarily due to losses in certain non-core equity method investments.
Equity in losses of unconsolidated affiliates was $26 million during the nine-month periods ended December 31, 2025, compared to $3 million in the nine-month period ended December 31, 2024, primarily due to losses related to a specific venture capital fund.
Income taxes
Certain of our subsidiaries, at various times, have been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to note 15, “Income Taxes” of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 for further discussion.
The consolidated effective tax rate was 25% and 24% for the three and nine-month periods ended December 31, 2025, and 9% and 17% for the three and nine-month periods ended December 31, 2024, respectively. The effective tax rate varies from the Singapore statutory rate of 17% as a result of recognition of earnings in different jurisdictions (we generate most of our revenues and profits from operations outside of Singapore), operating loss carryforwards, income tax credits, release of previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effects of certain tax holidays and incentives granted to our subsidiaries primarily in China, Costa Rica, Malaysia, the Netherlands and Israel. The effective tax rate for the three-month period ended December 31, 2025 was higher than the effective tax rate for the three-month period ended December 31, 2024 for a variety of reasons, primarily due to the changing jurisdictions of income and recognition of a $19 million income tax expense related to an audit settlement with a foreign tax authority during the three-month period ended December 31, 2025 and recognition of a $26 million interest receivable on an income tax receivable for prior period taxes paid by one of its Brazilian subsidiaries during the three-month period ended December 31, 2024.
The OECD Pillar Two Global Anti-Base Erosion (“GloBE”) model rules, issued under the OECD Inclusive Framework on Base Erosion and Profit Shifting, introduce a global minimum tax of 15% applicable to multinational enterprise groups with consolidated financial statement revenue in excess of €750 million. Numerous foreign jurisdictions have already enacted tax legislation based on the GloBE rules, with some effective as early as January 1, 2024. As of December 31, 2025 the Company has reflected all estimated impacts of the Pillar Two GloBE minimum tax accordingly within its estimated annual effective tax rate for the year.
On July 4, 2025, The One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA makes permanent various provisions of the Tax Cuts and Jobs Act which otherwise would have expired as well as makes significant modifications to the U.S. international tax framework. The Company is in the process of evaluating the impact of the OBBBA on our consolidated financial statements.
Net income
Net income was $239 million during the three-month period ended December 31, 2025, compared to $263 million during the three-month period ended December 31, 2024 and net income was $630 million during the nine-month period ended December 31, 2025 compared to $616 million during the nine-month period ended December 31, 2024, driven by the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
We continuously evaluate our ability to meet our obligations over the next 12 months and beyond and proactively reset our capital structure to improve maturities and liquidity. We expect that our current financial condition, including our liquidity sources are adequate to fund current and future commitments. As of December 31, 2025, we had cash and cash equivalents of approximately $3.1 billion, bank and other borrowings of approximately $4.4 billion and a $2.75 billion revolving credit facility under which we had no borrowings outstanding. We also issued $600 million of 5.375% Notes due November 2035 and $150 million of 5.250% Notes due January 2032 in the third quarter of fiscal year 2026. As of December 31, 2025, we were in compliance with the covenants under all of our credit facilities and indentures; we also expect to remain in compliance with the covenants in the upcoming 12 months for our credit facilities and indentures.
Cash provided by operating activities was $1.3 billion during the nine-month period ended December 31, 2025, primarily driven by $0.6 billion of net income for the period plus $0.4 billion of non-cash charges such as depreciation, amortization, and impairment charges and $0.2 billion of changes in working capital and other.
We believe net working capital is a key metric that measures our liquidity. Net working capital is calculated as current assets less current liabilities. Net working capital increased $1.3 billion to $4.3 billion as of December 31, 2025, from $3.0 billion as of March 31, 2025. The increase was primarily the result of a $0.5 billion decrease in the current portion of long-term debt driven by the repayment of the 4.750% Senior Notes during the first quarter, along with a $0.8 billion increase in cash and cash equivalents driven by the net increase from senior note issuances and repayments. Other movements in working capital largely offset themselves with increases of $0.2 billion in accounts receivable, $0.3 billion in contract assets, $0.5 billion in inventory, and $0.6 billion in other current assets (principally customer-controlled inventory), against increases of $1.3 billion in accounts payable and $0.2 billion in other current liabilities.
Net cash used in investing activities was $0.5 billion during the nine-month period ended December 31, 2025. This was primarily driven by $0.4 billion of net capital expenditures for property and equipment to continue expanding capabilities and capacity in support of our business growth as well as payment for a business acquisition during the period.
We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our free cash flow is defined as cash from operations, less net purchases of property and equipment allowing us to present adjusted cash flows on a consistent basis for investors. Our free cash flow for the nine-month periods ended December 31, 2025 and December 31, 2024 was an inflow of $0.8 billion during both periods. Free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Nine-Month Periods Ended
	December 31, 2025	December 31, 2024
	(In millions)
Net cash provided by operating activities	$1,272	$1,072
Purchases of property and equipment	(431)	(326)
Proceeds from the disposition of property and equipment	7	11
Free cash flow	$848	$757

Cash used by financing activities was $46 million during the nine-month period ended December 31, 2025, which was primarily driven by $0.7 billion of cash paid for the repurchase of our ordinary shares and debt repayments of $0.5 billion, offset by $1.3 billion of proceeds from debt issuances. Refer to Note 6 and Note 14 to the condensed, consolidated financial statements in Item 1, "Financial Statements" for additional details.
Our cash balances are generated and held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve-month period and beyond. As of December 31, 2025 and March 31, 2025, approximately 52% and 81%, respectively, of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $0.8 billion as of March 31, 2025). Repatriation could result in an additional income tax payment; however, for the majority of our foreign entities, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.
Future liquidity needs will depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, and the levels of shipments and changes in the volumes of customer orders.
We maintain a commercial paper program which provides short-term financing under which there were no borrowings outstanding as of December 31, 2025.
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
Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $1.7 billion in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 6, 2025. During the nine-month period ended December 31, 2025, we paid $0.7 billion to repurchase shares under the current and previous repurchase plans at an average price of $46.22 per share. As of December 31, 2025, shares in the aggregate amount of $1.3 billion were available to be repurchased under the current plan.
Warrant
On August 15, 2025, the Company issued a warrant (the “Warrant”) to Amazon.com NV Investment Holdings LLC (“Warrantholder”), a wholly-owned subsidiary of Amazon.com, Inc. (“Parent”) to purchase up to an aggregate of 3,859,851 ordinary shares of the Company (“Warrant Shares”) at an exercise price of $51.29 per share. The Warrant allows for cashless exercise and expires on August 15, 2030. The Warrant Shares are subject to vesting based on qualifying payments (as defined in the Warrant) for the purchase of all products and services by or on behalf of Parent and its affiliates over the term of the Warrant. The expense associated with the Warrant Shares will be recorded as a deduction to revenue as the customer purchases products and services over the vesting period. The Company recorded charges of $5 million related to the Warrant during the nine-month period ended December 31, 2025.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2025.
In June 2025, the Company drew down the 2027 Delayed Draw Term Loan and repaid the 4.750% Senior Notes due June 2025. We issued $600 million of 5.375% Notes due November 2035 and $150 million of 5.250% Notes due January 2032 in the third quarter of fiscal year 2026. There were no other material changes in our contractual obligations and commitments as of December 31, 2025.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the nine-month period ended December 31, 2025 as compared to the fiscal year ended March 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2025. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our ordinary shares made by us for the period from September 27, 2025 through December 31, 2025:

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 27, 2025 - October 31, 2025	1,326,613	$60.77	1,326,613	$1,411,176,098
November 1, 2025 - November 28, 2025	1,020,808	$60.03	1,020,808	$1,349,901,648
November 29, 2025 - December 31, 2025	903,809	$64.23	903,809	$1,291,851,904
Total	3,251,230		3,251,230
(1)On August 6, 2025, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $1.7 billion. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of December 31, 2025, shares in the aggregate amount of $1.3 billion were available to be repurchased under the current plan.
(2)During the period from September 27, 2025 through December 31, 2025, all purchases were made pursuant to the programs discussed above in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
During the fiscal quarter ended December 31, 2025, the officer listed below adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.
On December 8, 2025, Hooi Tan, Chief Operating Officer, adopted a trading plan that provides for the sale of up to 70,000 ordinary shares of the Company. The plan will terminate on December 10, 2026, subject to early termination for certain specified events set forth in the plan.
No other officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended December 31, 2025.

ITEM 6. EXHIBITS
EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

4.1	Indenture, dated as of June 6, 2019, by and between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee	8-K	000-23354	June 6, 2019	4.1
4.2	Sixth Supplemental Indenture, dated as of August 21, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as trustee	8-K	000-23354	August 21, 2024	4.2
4.3	Seventh Supplemental Indenture, dated as of November 13, 2025, by and between the Company and U.S. Bank Trust Company, National Association, as trustee	8-K	000-23354	November 13, 2025	4.3
4.4	Eighth Supplemental Indenture, dated as of November 13, 2025, by and between the Company and U.S. Bank Trust Company, National Association, as trustee	8-K	000-23354	November 13, 2025	4.4
4.5	Form of 5.250% Global Note due 2032 (included in Exhibit 4.3)	8-K	000-23354	November 13, 2025	4.5
4.6	Form of 5.375% Global Note due 2035 (included in Exhibit 4.4)	8-K	000-23354	November 13, 2025	4.6
15.01	Letter in lieu of consent of Deloitte & Touche LLP					X
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

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

FLEX LTD.
(Registrant)

Date:	February 6, 2026	/s/ REVATHI ADVAITHI
Revathi Advaithi
Chief Executive Officer
(Principal Executive Officer)

Date:	February 6, 2026	/s/ KEVIN KRUMM
Kevin Krumm
Chief Financial Officer
(Principal Financial Officer)