Form 10-K
period 2026-03-31
FLEX LTD.
filed 2026-05-20
CIK 866374

Use these links to rapidly review the document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of September 26, 2025, the aggregate market value of the Company's ordinary shares held by non-affiliates of the registrant was approximately $21.1 billion based upon the closing sale price as reported on the Nasdaq Global Select Market.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2026
Ordinary Shares, No Par Value	366,377,923
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement to be delivered to shareholders in connection with the Registrant's 2026 Annual General Meeting of Shareholders	Part III

PART I

FORWARD-LOOKING STATEMENTS
Except for historical information contained herein, certain matters included in this annual report on Form 10-K are, or may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words "will," "may," "designed to," "believe," "should," "anticipate," "plan," "expect," "intend," "estimate" and similar expressions identify forward-looking statements, which speak only as of the date of this annual report. These forward-looking statements are contained principally under Item 1, "Business," and under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Because these forward-looking statements are subject to risks and uncertainties, actual results could differ materially from the expectations expressed in the forward-looking statements. Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include those described in Item 1A, "Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements to reflect subsequent events or circumstances, except as required by law.
Unless otherwise specifically stated, references in this report to "Flex," the "Company," "we," "us," "our" and similar terms mean Flex Ltd. and its subsidiaries.
ITEM 1.    BUSINESS
OVERVIEW
Flex is the advanced, end-to-end manufacturing partner of choice that helps a diverse customer base design, build, deliver and manage products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, we deliver technology innovation, supply chain, and manufacturing solutions to diverse industries and end markets.
The Company’s full suite of specialized capabilities includes design and engineering, supply chain, manufacturing, and integrated services, plus a portfolio of power and cooling products. Over time, we have built differentiated scale and expertise across both technology-driven and regulated markets, enabling us to support customers with increasingly complex product, infrastructure, and compliance requirements. We partner with customers across a diverse set of industries including data center, healthcare, industrial, automotive, communications, and lifestyle.
Reflecting the evolution of our portfolio and operating model, as of March 31, 2026, Flex's three operating and reportable segments were as follows, to serve distinct customer needs and end markets:
•Integrated Technology Solutions ("ITS"), which is comprised of the following end markets:
◦Communications, high speed networking, enterprise, and satellite communications systems
◦Lifestyle, premium products across commercial, home and personal product categories
•Regulated Manufacturing Solutions ("RMS"), which is comprised of the following end markets:
◦Industrial, mission-critical automation, energy, and industrial infrastructure
◦Automotive, compute and power electronics platforms, and integrated systems
◦Healthcare, regulated manufacturing for medical devices, drug delivery and equipment
•Cloud and Power Infrastructure ("CPI"), which is comprised of the following end markets:
◦Cloud and Cooling, integrated compute systems supporting power‑dense digital infrastructure deployments, and advanced liquid cooling solutions supporting higher-density, power-intensive rack architectures
◦Power, utility and facility‑level electrical infrastructure enabling reliable, scalable power delivery and high-density rack- and board-level power systems supporting power-intensive compute workloads
Our ITS segment serves customers building technology-driven, intelligent products that require fast innovation cycles, while our RMS segment focuses on regulated, safety-critical markets requiring a high level of precision, compliance, and reliability. Together, ITS and RMS represent Flex’s core design and engineering, advanced manufacturing and supply chain solutions business, combining product‑centric innovation, regulated manufacturing expertise, and global execution at scale. These segments leverage a shared operating model, established manufacturing and supply chain infrastructure, and disciplined processes to serve customers across diversified end markets with varying complexity, regulatory requirements, and product lifecycles.
Our new CPI segment is focused on delivering integrated compute systems, power, and cooling technologies that support large-scale cloud, data center, and AI-enabled infrastructure deployments. CPI programs are characterized by systems-level integration, high power density requirements, proprietary engineering and complex global manufacturing and supply chain execution, including capabilities that extend across rack‑level systems through facility and utility-level electrical infrastructure.
On May 5, 2026, following a comprehensive strategic and operational review by our Board of Directors and management team, we announced our intention to separate the Company into two independent, publicly traded companies: one comprising our CPI segment and the other comprising our advanced manufacturing and supply chain solutions business consisting of our ITS and RMS segments. The transaction is intended to qualify as a tax-free transaction for U.S. federal income tax purposes for the Company’s shareholders. The spin-off is targeted for completion in the first quarter of calendar 2027, subject to certain customary conditions, including, among others, final approval by our Board of Directors, shareholders, and the High Court of the Republic of Singapore and compliance with applicable SEC requirements. There can be no assurance that any spin-off transaction will ultimately occur or, if one does occur, of its terms or timing. See Item 1A, "Risk Factors - Planned Spin-off Risks—The planned spin-off of our Cloud and Power Infrastructure businesses may not be completed on the terms or timeline currently contemplated, if at all, and there is no guarantee that the spin-off, if completed, will achieve the intended financial, strategic, and operational benefits."
In fiscal year 2026, our ten largest customers accounted for 45% of net sales. No customer accounted for greater than 10% of the Company's net sales in fiscal year 2026.
On January 2, 2024, the Company completed its previously announced spin-off of its remaining interests in Nextracker Inc. ("Nextracker") to Flex shareholders on a pro-rata basis based on the number of ordinary shares of Flex held by each shareholder of Flex (the "Distribution") as of December 29, 2023, which was the record date of the Distribution, pursuant to the Agreement and Plan of Merger, dated as of February 7, 2023. The historical financial results and financial position of our former Nextracker business, which was previously reported as a separate operating and reportable segment, are presented as discontinued operations in the consolidated statements of operations. The historical statements of comprehensive income and cash flows and the balances related to stockholders’ equity have not been revised to reflect the effect of the Nextracker spin-off. See note 7 "Discontinued Operations & Noncontrolling Interest" to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further information.
Technology transitions, geopolitical uncertainty, tariffs, labor constraints, and sustainability expectations are increasing supply chain and manufacturing complexity. As customers seek resiliency, speed, and compliance, they are increasingly relying on scaled outsourcing partners with integrated manufacturing, supply chain, and technology capabilities. We believe we are well positioned to address these needs.
STRATEGY
Flex’s strategy is centered upon enhancing our core manufacturing, supply chain, and lifecycle capabilities, including proprietary products and enabling technologies, while actively managing our portfolio to align our businesses with distinct customer requirements, operating models, and end markets. We actively invest in areas that strengthen our competitive positioning, whether through advanced product lifecycle capabilities, cutting-edge manufacturing and product technologies, or innovative processes and business methods. These include targeted investments in power, cooling, and systems-level capabilities to support critical digital infrastructure customers whose requirements differ from traditional manufacturing programs. At the same time, we continue to invest in and strengthen our advanced manufacturing and supply chain platform, built around the complementary capabilities of our ITS and RMS segments, to support customers requiring speed, flexibility, and compliance at global scale.
We continue to advance our expertise in factory automation, robotics, artificial intelligence, vertical integration, simulation, digital twins, and power technologies, reflecting the increasing demands of both advanced manufacturing and digital infrastructure customers. We select ethical partners and integrate the supply chain so that our customers can operate efficiently and responsibly. We are committed to investing in our employees and communities.
Customer Focus. We believe that building strong partnerships with our customers and delivering on our commitments strengthens trust and customer retention. We focus on delivering distinctive products and services in a cost-effective manner with fast time to market. We are highly collaborative and leverage our global system and processes to provide reliable and responsible solutions throughout the product lifecycle.

Markets. We focus on companies that are leaders in their industry and value our superior capabilities in design and engineering, supply chain, manufacturing, and integrated services. We focus on high-growth industries and markets where we have distinctive competence and a compelling value proposition. In addition to our end-to-end services and power and cooling products for the data center, examples include investments in specific technologies and capabilities for automotive, healthcare, industrial, communications, and consumer-related markets.
Across these markets, customers rely on Flex to support a wide range of product and system requirements, from product-centric manufacturing programs to more complex, infrastructure-scale deployments that require integrated engineering, global manufacturing scale, and resilient supply chains.
Our ITS and RMS segments serve a broad and diversified customer base across technology‑driven and regulated markets, supporting products spanning consumer, communications, automotive, healthcare, and industrial applications. These businesses are designed to accommodate varying product lifecycles, regional requirements, and regulatory standards, while leveraging a common global manufacturing and supply chain platform. The combination of diversified end markets, long‑standing customer relationships and global scale underpins the resilience and performance of Flex’s advanced manufacturing and supply chain solutions offerings.
Our CPI segment supports the scalable and reliable deployment of mission‑critical digital infrastructure, combining end‑to‑end power, thermal, and integrated infrastructure technologies with global engineering, manufacturing, and lifecycle services. CPI delivers coordinated, system‑level solutions for high‑density data center and cloud deployments, helping customers move faster, improve reliability, and manage increasing power and thermal complexity through an integrated, globally scaled operating model. These capabilities extend to utility and facility‑level electrical infrastructure, enabling reliable, scalable power delivery for increasingly power‑intensive digital infrastructure environments.
Our market-focused approach to managing our business increases customers' competitiveness by leveraging our deep vertical and cross-industry expertise, as well as global scale, regional presence, and agility to respond to changes in market dynamics.
Operations and People. We continue to invest in maintaining a leadership position in our world-class manufacturing services and capabilities. We leverage our broad set of capabilities globally to minimize logistics costs, manufacturing costs, and cycle times while increasing flexibility, responsiveness, and supply chain resiliency. We focus on hiring and retaining the world’s best talent and are committed to reskilling and upskilling employees to co-work with advanced technologies.
SERVICE OFFERINGS
Flex provides design and engineering, supply chain, manufacturing, value-added fulfillment and forward logistics, and aftermarket services through a network of more than 100 locations across approximately 30 countries on four continents. We have established global scale through an extensive network of manufacturing operations and services sites in the world's major products markets (Asia, the Americas, and Europe) to serve the supply chain needs of both multinational and regional companies.
We offer global economies of scale in advanced materials and technology sourcing, manufacturing and post-sale services, as well as market-focused expertise and capabilities in design and engineering. Our deep market experience allows us to anticipate trends and respond to complex dynamics, helping customers sharpen their market positioning. We do this by optimizing product plans and roadmaps to deliver high-quality products efficiently, cost-effectively, and on schedule across global markets.
Our end-to-end services include all processes necessary to design, build, deliver, and manage a wide range of products for customers. These services include:
Design and Engineering Services. We offer industry-leading global design and engineering services, with extensive product design and engineering resources that provide design, product development, and systems integration to satisfy a wide array of customer requirements, including:
•System architecture
•Hardware and software integration
•Design for manufacturability
We provide differentiated offerings to support major technology transitions as well as specialized capabilities across the product lifecycle, such as mechanicals, plastics, and advanced printed circuit board assembly ("PCBA"). Our design and engineering services help customers de-risk technology adoption, develop products from concept to volume production, and go to market in a rapid, cost-effective and low risk manner.

We are exposed to certain risks and potential liabilities related to the services we provide. See Item 1A, "Risk Factors" for a discussion of risks that could adversely affect our business.
Supply Chain Services. Our highly trusted and resilient global supply chain services offer digital supply chain capabilities, deep expertise, real time visibility and analytics, and collaborative supplier relationships to help customers navigate complex, global supply chains. Through our component services, we provide manufacturing, customization, procurement, global logistics services and innovative supply chain solutions on a wide range of electronic components.
Manufacturing Services. Our manufacturing operations and systems assembly generate the majority of our revenues and include PCBA and assembly of systems and subsystems that incorporate printed circuit boards and complex electromechanical components. Our investment in advanced manufacturing equipment and our expertise in innovative miniaturization, packaging and interconnective technologies enable us to offer leading-edge manufacturing solutions for a wide range of product demand profiles, from low-volume, high-complexity programs, to high-volume production. Our manufacturing capabilities and systems assembly include enclosures, testing services, and materials procurement and inventory management.
Value-added fulfillment and forward logistics. We provide extensive value-added fulfillment and logistics capabilities to reduce lead times while serving the needs of enterprise, retail, direct-to-consumer, and marketplace channels globally. Leveraging our global scale, extensive analytics, and operational excellence in forward and reverse logistics, we tailor and execute strategies for customers that optimize and speed routes or channels to market for their specific goals.
Aftermarket Services. We tailor reverse logistics and circular economy services to help customers meet their sustainability commitments and regulatory compliance. We offer a broad range of integrated circular services that encompasses analytics, returns and screening, repair, refurbishment, asset recovery, product and parts resale, and recycling. We are uniquely positioned to help brands minimize their products’ environmental impact and maximize value while advancing a closed-loop future.
Power, thermal, and compute infrastructure capabilities. As part of our service offerings, we support the design, manufacture, and lifecycle management of a range of power, thermal, and compute infrastructure products used for AI data centers and mission-critical applications. These offerings are delivered through our integrated design and engineering, supply chain, manufacturing, and aftermarket services. Our capabilities in this area include:
•Critical power products
•Embedded power products
•Thermal management products
•Compute and rack‑level infrastructure
COMPETITION
The contract manufacturing services market is competitive. Flex competes against numerous domestic and foreign manufacturing service providers, as well as current and prospective customers.
We believe the principal competitive factors in the contract manufacturing services market are quality and range of services; design and technological capabilities; cost; location of sites; supply chain resiliency; sustainability; and responsiveness and flexibility.
COMPETITIVE STRENGTHS
We continually enhance our business through the development and expansion of our product and service offerings.
Global Scale and Regional Strength. We believe our global scale and regional capabilities are a significant competitive advantage. Our global expertise, footprint and diverse supply chain network provide customers with the ability to adjust to changing regional, trade and manufacturing dynamics. Flex's physical infrastructure includes more than 100 facilities across approximately 30 countries, staffed by approximately 150,000 employees, providing customers with truly global scale and strategic geographic distribution capabilities to meet their market needs. We have a very balanced global manufacturing footprint with 44% of net sales in North America, 16% in China, 20% in Europe, and 20% in other areas in our fiscal year ended March 31, 2026 (with net sales attributable to the country in which the product is manufactured, or service is provided).
Long-Standing, Diverse Customer Relationships. We believe our long-term relationships with key customers are the result of our track record of meeting commitments and delivering value. We serve a wide range of customers across seven reporting units within the ITS, RMS and CPI segments. No customer accounts for more than 10% of our annual revenue and the ten largest accounted for 45% of our net sales in fiscal year 2026.
Cross-Industry Synergies. One of our competitive strengths is our ability to leverage technology from one industry and apply it to a different application within another industry. For example, we leverage our experience in our data center-related businesses to support power and compute applications in our automotive business. These cross-industry synergies give our customers access to technology they would not otherwise have.
Industrial Parks; Cost-Efficient Manufacturing Services. We have developed self-contained industrial parks that co-locate manufacturing and logistics operations with our suppliers in various cost-efficient locations. These sites enhance supply chain management efficiency, while providing multi-technology solution value for our customers.
HUMAN CAPITAL MANAGEMENT
Culture underlies our stakeholder experience. Our values are intended to reflect and guide our behaviors and shape our culture. We endeavor for our values-driven culture to align us as we pursue our purpose, uphold our mission, live our values, advance toward our vision, and execute our strategy.
In support of cultivating a high-performing culture within our workforce, we continue to proliferate our "Ways of Working", four specific behaviors that bring our values to life through actions, provide a framework for how we make decisions, and support ongoing progress on our "Flex Forward" strategy. The purpose of these behaviors is to enable us to put our culture into practice and provide an accountability system through training and development as well as performance management systems to ensure our desired behaviors become a part of our everyday working norms. Building on our vision, mission, values, and Ways of Working, we use this framework to assess, hire, train, and nurture our talent to develop the skills necessary for our ongoing success.
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
Employees. As of March 31, 2026, our global workforce totaled approximately 150,000 employees including our contractor workforce. In certain international locations, our employees are represented by labor unions and by work councils.

Region:	Number of Employees
Americas	61,841
Asia	60,870
Europe	26,975
Total	149,686
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
We promote a "zero-injury" culture through health and safety management systems, some of which are certified ISO 45001:2018, that implement a data-driven and risk-based approach in monitoring and reporting performance regularly. Some of the specific goals for which we measure our performance include increasing employee development, social and environmental management system audits, human rights policy training completion, and Responsible Business Alliance ("RBA") compliance for rest day requirements and decreasing safety incident rates.
Talent Attraction, Development, and Retention. Talent attraction, development, and retention are critical to our success and core to our mission as a company. To support the advancement of our employees, we provide training and development programs and opportunities encouraging advancement from within, and we also continue to fill our team with strong and experienced external talent. We leverage both formal and informal programs, including in-person, virtual, social and self-directed learning, mentoring, coaching, and external development to identify, foster, and retain top talent. Employees have access to courses through our learning and development platform, Flex Learn. In calendar year 2025, our employees completed more than five million hours of training programs.
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
Employee Engagement. To attract and retain the best talent, we strive to establish a culture where our team members can freely contribute their differentiated perspectives, ideas, and experiences, and have opportunities to grow professionally and develop to their highest potential. As a part of our efforts to improve employee experiences at Flex, we conduct the annual enterprise-wide employee engagement Flex Voice survey. Our leadership uses the results of the survey to continue developing our strengths and identify and take action on opportunities for improvement. In fiscal year 2026, 95% of employees completed the Flex Voice survey and the results reflected continued engagement.
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
SUSTAINABILITY
At Flex, our sustainability journey began in 2002 with the creation of the Flex Foundation. For more than 20 years, sustainability has been integrated into the fabric of our company, a key area of differentiation for Flex. We've continued to progress against our 2030 sustainability strategy and commitments. Our sustainability framework is centered on three pillars: our world, our people, and our approach to ethical business practices, and guides our commitments, policies, and management processes across our global operations.
Our sustainability commitments focus on areas where we believe we can make measurable and meaningful progress, including reducing our environmental impact, advancing responsible supply chain practices, investing in our people and communities, and driving ethical business conduct. These commitments are aligned with the principles set forth in the United Nations 2030 Sustainable Development Goals ("SDGs") and grounded in internationally recognized standards, including the Responsible Business Alliance ("RBA") Code of Conduct, the world's largest industry coalition dedicated to promoting responsible business practices in global supply chains, ISO 14001, and the United Nations Guiding Principles on Business and Human Rights.
In 2022, we announced our commitment to reach net zero greenhouse gas ("GHG") emissions by 2040, strengthening our climate action efforts.
Recognition and Awards. During calendar year 2025, we received several awards and accolades for our sustainability program and efforts, including being named a World's Best Company by TIME and Statista for the third consecutive year. We also received recognition from our customers, including being named a top-performing supplier at Ford's annual Supplier

Awards ceremony, recognizing our excellence in sustainable manufacturing and our leadership in developing scalable solutions for automotive product-level emissions transparency. Flex was recently recognized as one of the 2026 World’s Most Ethical Companies® by the Ethisphere Institute.
Flex Foundation. Through the Flex Foundation, we work with nonprofits, community leaders and governments to advance global calls to action spanning targeted UN SDGs: #3 good health and well-being, #8 decent work and economic growth, #12 responsible consumption and production, and #13 climate action. The Flex Foundation helps support environmental and social causes in the communities we serve as well as provides disaster relief through grants, corporate and employee donations, and volunteerism. In calendar year 2025, the Flex Foundation collaborated with several organizations as part of our recurring community engagement cycles, including Give2Asia, Planet Water Foundation, and MidWest Food Bank. These partnerships also enabled us to support disaster relief efforts in coordination with organizations such as the American Red Cross, Mercy Chefs, and the Indonesian Red Cross (PMI).
Flex is committed to transparency in sustainability reporting. Since 2013, the Company has adhered to the Global Reporting Initiative (GRI) framework and has published an annual sustainability report. The Company also aligned its sustainability report to the Sustainability Accounting Standards Board (SASB) framework. In addition, the Company produced its first Task Force on Climate-related Financial Disclosures (TCFD) report in 2022 and issued an updated report in 2025.
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
Compliance with laws and regulations requires continuing management efforts by the Company. The imposition of more stringent standards or requirements under these laws or regulations, the results of future testing and analysis undertaken by us at our operating facilities, or a determination that we are potentially responsible for the release of hazardous substances at other sites could result in expenditures in excess of amounts currently estimated to be required for such matters. Additionally, we could be required to alter our operations in order to comply with any new standards or requirements under these laws or regulations. There can be no assurance that additional environmental matters will not arise in the future or that costs will not be incurred with respect to sites as to which no issue is currently known.
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

Refer to the discussion in Item 1A, "Risk Factors" for further details of the legal and regulatory initiatives related to environmental matters including climate change that could adversely affect our business, results of operations and financial condition.
INTELLECTUAL PROPERTY
We own or license various United States and foreign patents relating to a variety of technologies. For certain of our proprietary processes, inventions, and works of authorship, we rely on trade secret or copyright protection. We also maintain trademark rights (including registrations) for our corporate name and several other trademarks and service marks that we use in our business in the United States and other countries throughout the world. We have implemented appropriate policies and procedures (including both technological means and training programs for our employees) to identify and protect our intellectual property, as well as that of our customers and suppliers. As of March 31, 2026, and 2025, the carrying value of our intellectual property was not material.
Although we believe that our intellectual property assets and licenses are sufficient for the operation of our business as we currently conduct it, we do not consider any single patent, trademark, or license to be material to our business as a whole. From time to time, third parties may assert patent or other intellectual property infringement claims against us or our commercial partners and, in some cases, we may have liability exposure related to such assertions even if directed against our commercial partners. In addition, we provide design and engineering services to our customers and also design and make our own products. As a consequence of these activities, our customers sometimes require us to take responsibility for intellectual property to a greater extent than in our manufacturing and assembly businesses. Intellectual property disputes can be costly and time-consuming and, if resolved adversely, could require us to obtain licenses on unfavorable terms, pay damages, or modify or cease offerings. If and when third parties make assertions regarding the ownership or right to use intellectual property, we could be required to either enter into licensing arrangements or to resolve the issue through litigation. Such license rights might not be available to us on commercially acceptable terms, if at all, and any such litigation might not be resolved in our favor. Additionally, litigation could be lengthy and costly and could materially harm our financial condition regardless of the outcome. We also could be required to incur substantial costs to redesign a product or re-perform design and engineering services. For additional information, see Item 1A, "Risk Factors - Inadequate protection of our intellectual property and exposure to third-party intellectual property claims could adversely affect our business and results of operations" and "-Risks and uncertainties related to the development and use of AI could harm our business, damage our reputation, or give rise to legal or regulatory action."
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
We were incorporated in the Republic of Singapore in May 1990. Our registered office is located at 2 Changi South Lane, Singapore 486123. Our headquarters and principal executive offices are located at 12515-8 Research Blvd, Suite 300, Austin, TX 78759.
ITEM 1A.    RISK FACTORS
Our business, financial condition, results of operations and prospects are subject to various risks and uncertainties, including those described below. You should carefully consider the following risks and all of the other information contained in this report, including our consolidated financial statements and related notes, before investing in any of our securities. The risks and uncertainties described below reflect management’s beliefs as to material risks and are not the only risks we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that materially adversely affect our business. If any of the following risks, or other risks and uncertainties that are not yet identified or that we currently think are immaterial, actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the market price of our ordinary shares could decline. References to past events are provided by way of example only. We may amend, supplement or add to the risk factors described below from time to time in future reports filed with the SEC.
Summary of Risk Factors
The following is a summary of the principal risks and uncertainties that management believes could materially adversely affect our business, financial condition, results of operations and prospects. You should read this summary together with the more detailed description of each risk factor contained below.

•Global economic conditions and geopolitical uncertainty have in the past adversely affected, and could in the future adversely affect, our business, results of operations, financial condition, and access to capital markets.
•The planned spin-off of our Cloud and Power Infrastructure businesses may not be completed on the terms or timeline currently contemplated, if at all, and involves significant costs and risks.
•Tariffs, trade restrictions, export controls, and changes in trade policy, including heightened trade volatility and uncertainty regarding trade agreements, have in the past adversely affected, and could in the future adversely affect, our business, results of operations, and financial condition.
•Customer order cancellations, production changes, and demand variability could adversely affect our business.
•A significant percentage of our sales come from a small number of customers and a decline in sales to any of our largest customers has in the past adversely affected, and could in the future adversely affect, our business, results of operations, cash flows, and financial condition.
•Investments in our Cloud and Power Infrastructure businesses may adversely affect our margins, and demand for these offerings is subject to factors outside our control.
•We may incur significant losses if customer-specific capital equipment becomes impaired or obsolete.
•Supply chain disruptions and demand forecasting failures have in the past adversely affected, and could in the future adversely affect, our ability to meet customer demand, and lead to higher costs, or result in excess or obsolete inventory.
•We depend on industries that produce products that are subject to rapid technological change and short product lifecycles.
•Our industry is highly competitive, and customers may in-source production or modify sourcing strategies; our Cloud and Power Infrastructure businesses are subject to rapid technological change which requires that we make continuing investments to remain competitive.

•Our margins and profitability have in the past been, and could in the future be, adversely affected due to substantial investments, start-up and production ramp costs in our design and engineering services.
•If we do not effectively manage changes in our operations, our business may be harmed; we have taken substantial restructuring charges in the past and we may need to take material restructuring charges in the future.
•We conduct operations in a number of countries and are subject to risks inherent in global operations.
•A breach of our IT or physical security systems, or a cybersecurity incident affecting our operations, products, or third parties upon which we rely, could materially disrupt our business, damage our reputation, and expose us to significant costs and liability.
•Risks and uncertainties related to the development and use of artificial intelligence ("AI") could harm our business, damage our reputation, or give rise to legal or regulatory action.
•We may encounter difficulties with acquisitions and divestitures, which could harm our business.
•We must attract, develop and retain key employees, and failure to do so could harm our business.
•Our operating results may fluctuate significantly due to seasonal demand.
•Union disputes or other labor disruptions could adversely affect our operations and financial results.
•Our strategic relationships with major customers create risks.
•Evolving regulations relating to data center development, energy consumption, and utility infrastructure could adversely affect demand for our products and services.
•Changes in our effective tax rate, the adoption of new tax legislation, or exposure to additional tax liabilities has in the past adversely affected, and could in the future adversely affect, our results of operations and financial condition.
•Our debt level may create limitations.

•Changes in our credit rating or capital market conditions may limit our access to financing or increase our borrowing costs.
•Fluctuations in foreign currency exchange rates could increase our operating costs and adversely affect our results of operations.
•Our exposure to financially troubled customers or suppliers has in the past adversely affected, and could in the future adversely affect, our results of operations.
•Failure to effectively manage working capital could adversely affect our cash flow, liquidity, and results of operations.
•The market price of our ordinary shares is volatile.
•Our business could be impacted as a result of actions by activist shareholders or other reputational harm.
•Our goodwill and identifiable assets could become impaired.
•Risks related to the Nextracker separation could adversely affect our business.
•We are subject to risks associated with investments.
•Changes in accounting standards or management estimates could materially affect our financial results.
•Litigation, investigations, or enforcement actions could result in significant liabilities, operational restrictions, and reputational harm.
•We are subject to complex and evolving trade policies, export controls and sanctions.
•Failure to comply with data privacy and cybersecurity laws and regulations could expose us to government enforcement, significant penalties, civil litigation, and reputational harm.
•Inadequate protection of our intellectual property and exposure to third-party intellectual property claims could adversely affect our business and results of operations.
•Our compliance program may not prevent violations of anti-corruption and related laws, which could result in severe penalties, business restrictions, and reputational harm.
•Defects or failures in our products, manufacturing processes, or design and engineering services could expose us to product liability, warranty claims, contractual penalties, and reputational harm.
•We may not meet regulatory quality standards applicable to our manufacturing and quality processes for medical devices, which could have an adverse effect on our business, financial condition, and results of operations.
•Unforeseen or catastrophic events could have a material adverse effect on our operations and financial results.
•Failure to comply with domestic or international employment and related laws and regulations could adversely affect our business and financial performance.
•Evolving sustainability expectations and related disclosure regimes may increase costs, create legal exposure, and adversely impact our operations, talent attraction, and access to capital.
Business and Operational Risks
Customer order cancellations, production changes, and demand variability could adversely affect our business.
Cancellations, reductions, or delays by a significant customer or by a group of customers have in the past harmed, and could in the future harm, our results of operations by reducing the volumes of products we manufacture and deliver for those customers, by causing a delay in the repayment of our expenditures for inventory in preparation for customer orders and/or our possession of excess or obsolete inventory that we may not be able to sell to customers or third parties which may result in an impairment loss for inventory, and by lowering our asset utilization and overhead absorption resulting in lower gross margins and earnings.
As a provider of design and manufacturing services and components for electronics, including power and infrastructure solutions used in data center and other applications, we must provide increasingly rapid product turnaround times for our customers. We generally do not obtain firm, long-term purchase commitments from our customers, and we often experience reduced lead times in customer orders which may be less than the lead time we require to procure necessary components and materials, including higher‑value or longer‑lead‑time components used in certain of our components and data center power offerings.
Many factors outside of our control impact our customers and their ordering behavior, including recession in end markets, changing technology and industry standards, commercial acceptance for products, product obsolescence, and loss of business. The short-term nature of our customers' commitments and the rapid changes in demand for their products reduce our ability to accurately estimate the future requirements of our customers. This makes it difficult to schedule production and maximize utilization of our manufacturing capacity. In that regard, we must make significant decisions, including determining the levels of business that we will seek and accept, setting production schedules and locations, making component procurement commitments, and allocating personnel and other resources based on our estimates of our customers' requirements. We cannot give assurance that present or future customers will not significantly change, reduce, cancel or delay their orders. In addition, certain of our customer contracts contain provisions that permit the customer to terminate the agreement for convenience upon prior written notice, which notice periods may be relatively short. If a customer exercises such termination rights, we may not be entitled to receive payment for work in process, stranded inventory, or other costs incurred in anticipation of future orders. We may not have adequate contractual protections, such as termination fees or wind-down payments, to offset the financial impact of an early termination by a significant customer.
On occasion, customers require rapid increases in production or require that manufacturing of their products be transitioned from one facility to another to reduce costs or achieve other objectives. These demands may stress our resources, cause supply chain management issues, and reduce our margins. We may not have sufficient capacity at any given time to meet our customers' demands, and transfers from one facility to another can result in inefficiencies and costs due to excess capacity in one facility and corresponding capacity constraints at another. Many of our costs and operating expenses are relatively fixed, and thus customer order fluctuations, deferrals, and transfers of demand from one facility to another, as described above, have had a material adverse effect on our results of operations in the past and we may experience such effects in the future.
A significant percentage of our sales come from a small number of customers and a decline in sales to any of our largest customers has in the past adversely affected, and could in the future adversely affect, our business.
Sales to our ten largest customers represent a significant percentage of our net sales. Our ten largest customers accounted for 45%, 44% and 37% of net sales in fiscal years 2026, 2025 and 2024, respectively. No customer accounted for more than 10% of net sales in fiscal year 2026, 2025 or 2024. Our principal customers have varied from year to year. Customers have in the past experienced, and could in the future experience, dramatic declines in their market shares, competitive position, or demand for their products and services, due to economic or other forces, that may cause them to reduce their purchases from us or, in some cases, result in the termination of their relationship with us. Significant reductions in sales to any of our largest customers, or the loss of major customers, have in the past harmed, and could in the future materially harm, our business, results of operations, cash flows, and financial condition. If we are not able to replace expired, canceled or reduced contracts with new business in a timely manner, including due to qualification, ramp‑up or customer approval requirements, our revenues and profitability would be harmed. Additionally, mergers, acquisitions, consolidations or other significant transactions involving any of our largest customers resulting in the loss of or reduction in purchases by any of our largest customers, it could have a material adverse effect on our business, results of operations, cash flows, financial condition and prospects.
Customer concentration is particularly pronounced in our Cloud and Power Infrastructure businesses, where a limited number of hyperscale cloud providers, colocation companies, and large enterprise data center operators represent a substantial portion of demand. Hyperscale customers typically have substantial purchasing power and negotiating leverage, which they may use to obtain favorable pricing, extended payment terms, volume flexibility, or other concessions that could reduce our margins or adversely affect our cash flows. As these customers grow larger through consolidation or organic growth, their bargaining power may increase further. In addition, certain hyperscale customers have developed, or may develop, internal design, engineering, or manufacturing capabilities that compete with our offerings. These customers may choose to reduce their reliance on third-party providers like us over time, which could result in reduced order volumes, loss of programs, or increased pricing pressure. Any decision by one or more significant hyperscale customers to vertically integrate, in-source production, or shift purchases to competitors could have a material adverse effect on our business, results of operations, and financial condition.
Investments in our Cloud and Power Infrastructure businesses may adversely affect our margins, and demand for these offerings is subject to factors outside our control.
The success of our Cloud and Power Infrastructure businesses is dependent on our ability to design and introduce products and solutions that have performance characteristics which are suitable for a broad market and that offer significant price and/or performance advantages over competitive products. To create these offerings, we must continue to make substantial investments in the development of our capabilities, in resources such as research and development, the development, acquisition or licensing of appropriate intellectual property, test and tooling equipment, facility expansions, and personnel requirements, as well as start-up, customer qualification and production ramp-up costs. We may not be able to achieve or maintain market acceptance for any of our offerings in any of our current or target markets. Our success will also depend upon the level of market acceptance of our customers' end products, which incorporate our products, and over which we have no control. In particular, demand for our cloud and power infrastructure solutions serving data center applications is significantly influenced by continued investment in AI, machine learning, and high-performance computing infrastructure by our customers, particularly hyperscale cloud providers. Capital expenditure cycles among hyperscale cloud providers and other data center operators can be volatile and are influenced by factors outside our control. While overall market trends toward increased demand for compute capacity and power infrastructure driven by AI and cloud applications have supported recent growth, there can be no assurance that such trends will continue at current rates, or at all. Any reduction in the rate of AI adoption, shifts in customer investment priorities, or technological developments that reduce demand for high-density computing infrastructure would adversely affect demand for our products and services.
Demand for our cloud and power infrastructure solutions also depends on our customers and third-party data center operators securing sufficient and reliable electrical power and water at acceptable costs and within required timelines. The development and expansion of data center capacity is power-intensive and requires significant water resources for cooling, and both power and water availability have become critical factors in determining deployment speed and location for our customers. Limitations on power generation, transmission, and distribution capacity, utility interconnection lead times, planned and unplanned outages, curtailments, and volatility in energy markets can delay the energization of customer facilities, restrict available capacity, increase operating costs, and materially affect project economics and our customers’ ability to deploy our products. Similarly, water scarcity, drought conditions, competing demands for water resources, and regulatory restrictions on water use may constrain data center cooling capacity, limit site selection, increase operating costs, or delay project timelines. In several markets, regulators and local authorities have imposed or are considering restrictions on data center power and water consumption, requirements for operators to fund grid upgrades, and other conditions that may delay or increase the cost of power and water procurement. Public utility capacity constraints, broader grid reliability events, and inflationary or geopolitical pressures on energy prices may further increase volatility and uncertainty for our customers.
If customers or third-party operators are unable to secure timely and cost-effective power or water, or if permitting and approval processes for power or water infrastructure are delayed or restricted, we could experience project delays, missed milestones, service-level exposure under our contracts, reduced margins, and lost or deferred revenue. In addition, misalignment between contracted program volumes and actual customer deployment, whether from program delays, changes in deployment plans, or infrastructure readiness issues, can result in underutilized capacity, excess inventory, increased working capital needs, and significant period-to-period variability in our results. These power and water availability and infrastructure readiness risks are largely outside our control, and any sustained constraints on our customers’ ability to develop or expand data center capacity could materially and adversely affect our business, financial condition, and results of operations. Furthermore, as rack power densities increase and liquid or hybrid cooling becomes more prevalent, many existing data center facilities require retrofits to power distribution, structural supports, and fluid handling infrastructure. Where customers or third-party operators manage these retrofits, we have limited control over their timing, execution, and quality.
In addition, capital market conditions may indirectly affect our Cloud and Power Infrastructure businesses by constraining our customers’ ability to fund infrastructure investments. The development and expansion of data center capacity, including site acquisition, power procurement, and infrastructure buildouts, are capital intensive and often depend on our customers’ access to debt and equity markets. Higher interest rates, tighter credit conditions, reduced investor appetite for digital infrastructure investment, or broader concerns regarding economic conditions and financial market volatility may lead our data center customers to delay, scale back, or reprioritize projects, renegotiate commercial terms, or reduce order volumes. Any sustained reduction in customer capital spending on data center infrastructure could reduce our order flow, slow program ramps, and adversely affect our business, results of operations, and growth prospects.
The addition of new customers in our Cloud and Power Infrastructure businesses has also introduced different demand cycles. For example, cloud-based service providers are cyclically different from our traditional customers, creating changes to our historical revenue patterns and increasing the complexity of the management of our working capital requirements.
We may incur significant losses if customer-specific capital equipment becomes impaired or obsolete.
We make investments in capital equipment that is designed for or dedicated to specific customers, products, or programs. These investments are often based on forecasts of customer demand and anticipated long-term relationships. In certain cases, such equipment has limited alternative use and may not be readily redeployable to other customers or applications without significant modification or additional cost. If a customer reduces, delays, or terminates its orders, exits a product line, experiences financial distress, or otherwise ceases to do business with us, we may be unable to recover the carrying value of the related equipment. In such circumstances, we may be required to recognize impairment charges or write-offs for these assets, which could have a material adverse effect on our financial condition and results of operations.

In addition, the timing and magnitude of customer demand may differ from our expectations, leading to underutilization of such equipment and reduced returns on our investments. While we may seek contractual protections, including customer commitments or reimbursement provisions, such protections may be insufficient or may not be enforceable in all cases. Any significant impairment, write-off or accelerated depreciation of customer-specific capital equipment could adversely affect our results of operations and financial condition.
Supply chain disruptions and demand forecasting failures have in the past adversely affected, and could in the future adversely affect, our ability to meet customer demand, and lead to higher costs, or result in excess or obsolete inventory.
From time to time, we have experienced shortages of some of the components, including electronic components, that we use. These shortages can result from strong demand for those components or from problems experienced by suppliers, such as shortages of raw materials. In the past, there have been industry wide conditions, pandemics, natural disasters and global events that have caused material and component shortages. Most recently, we experienced disruptions in the supply of semiconductor components, including as a result of regulatory actions, export controls, and other government-imposed restrictions affecting certain suppliers, which adversely impacted our business, including curtailed production or delays in production, and delays in making scheduled shipments to customers. Inflationary pressures have increased in recent years and may continue to increase pricing of components.
Our supply chain has in the past been, and could in the future be, impacted by events outside our control, including macro-economic events, tariffs and trade restrictions, political crises, social unrest, terrorism, and geopolitical conflicts (including the conflicts in Ukraine and the Middle East, including the conflict in Israel, recent U.S. military operations in Iran, disruptions in the Strait of Hormuz, attacks on shipping vessels in the Red Sea, and other regional tensions), public health emergencies, or natural or environmental occurrences in locations where we or our customers and suppliers have manufacturing, research, engineering and other operations.
Certain components that we use are sourced from a limited number of suppliers, and in some cases from a single supplier, which increases the risk that regulatory actions, geopolitical developments, trade restrictions or other events affecting those suppliers could disrupt our supply chain. In addition, certain of our customers direct or require us to purchase components, materials, or subsystems from specified suppliers. In some cases, these customer-directed suppliers may be sole sources for the required components or may be geographically concentrated. We may have limited ability to qualify alternative suppliers or pass through cost increases for customer-specified components. If a customer-directed supplier experiences supply disruptions, quality issues, financial distress, or other problems, we could be unable to meet our customer's requirements and could be exposed to warranty claims, contract penalties, or liability, even if the underlying issue was attributable to the customer-directed supplier. Our customers may not agree to share responsibility for these supply chain risks, and we may bear a disproportionate share of the exposure.
Our failure or inability to accurately forecast demand and volatility in the availability and prices of materials, equipment, components, and services, including rising prices due to inflation or scarcity of availability, have in the past adversely impacted, and could in the future adversely impact, our business and results of operations. Our inability to make scheduled shipments has in the past caused, and could in the future cause us to experience a reduction in sales, increase in inventory levels and costs, and could adversely affect relationships with existing and prospective customers. Component shortages have in the past and could in the future also increase our cost of goods sold because we may be required to pay higher prices for components in short supply and redesign or reconfigure products to accommodate substitute components. As a result, component shortages have in the past adversely affected, and could in the future adversely affect, our results of operations. Our customers also could experience component shortages which could adversely affect customer demand for our products and services. Our end markets have in the past been, and could in the future be, adversely impacted by logistical constraints and increased freight and logistics costs around the world.
In addition, if a component shortage is threatened or anticipated, we may purchase such components early to avoid a delay or interruption in our operations. Purchasing components early has in the past caused, and could in the future, cause us to incur additional inventory carrying costs and cause us to experience inventory obsolescence, both of which may not be recoverable from our customers and adversely affect our gross profit margins and results of operations. Such purchases may also require customer approvals, redesign efforts or the use of alternative components that could further increase costs, delay production or affect product performance.
Given the complexity of our supply chain and our geographically dispersed operations, we depend on a variety of common carriers to transport our materials from our suppliers to us, and to transport our products from us to our customers. Problems suffered by any of these common carriers, whether due to geopolitical issues, such as conflicts in Ukraine and the Middle East, disruptions in the Strait of Hormuz and the Red Sea, including as a result of attacks on shipping vessels, natural disasters, labor problems, increased energy prices, criminal activity or other issues, have in the past resulted, and could in the future result, in shipping delays, increased costs, or other supply chain disruptions, and therefore have in the past had, and could in the future have, a material adverse effect on our operations. The effects of climate change, including extreme weather events and long-term changes in temperature levels and water availability, may exacerbate these transportation and logistics risks.
Our margins and profitability have in the past been, and could in the future be, adversely affected due to substantial investments, start-up and production ramp costs in our design and engineering services.
Providing design and engineering services exposes us to different and, in some cases, greater risks than those we face with our manufacturing services. Although we enter into contracts with our design and engineering services customers, we often design and develop products for these customers prior to receiving a purchase order or other firm commitment from them. We are required to make substantial investments in the resources necessary to design and develop these products, and no revenue may be generated from these efforts if our customers do not approve the designs in a timely manner or at all. In addition, we may make investments in designing products and not be able to design viable manufacturable products, in which case we may not be able to recover our investments. Even if we are successful in designing manufacturable products and our customers accept our designs, if our customers do not then purchase anticipated levels of products, we may not realize any profits. Our design and engineering activities often require that we purchase inventory for initial production runs before we have a purchase commitment from a customer. Even after we have a contract with a customer with respect to a product, these contracts sometimes allow the customer to delay or cancel deliveries and may not obligate the customer to any particular volume of purchases. These contracts can generally be terminated on short notice. In addition, some of the products we design and develop, including in the automotive and healthcare industries, must satisfy safety and regulatory standards and some must receive government certifications. If we fail to obtain these approvals or certifications on a timely basis, we would be unable to sell these products, which would harm our sales, profitability and reputation.
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
The expansion of our business, as well as business contractions and other changes in our customers' requirements, have in the past required, and could in the future require, that we adjust our business and cost structures by incurring restructuring charges. Restructuring activities involve reductions in our workforce at some locations and closure of certain facilities. All of these changes have in the past placed, and could in the future place, considerable strain on our financial and management control systems and resources, including decision support, accounting management, information systems and facilities. If we do not properly manage or maintain adequate financial and management controls, including internal controls over financial reporting, reporting systems and procedures to manage our employees, our business could be harmed.
In recent years, including fiscal years 2026, 2025, and 2024, we initiated targeted restructuring activities focused on improving operational efficiencies by reducing excess workforce capacity, optimizing our portfolio, and optimizing our cost structure in lower growth areas. Restructuring charges are recorded based upon employee termination dates, site closure and consolidation plans generally in conjunction with an overall corporate initiative to drive cost reduction and realign the Company's global footprint.
We may be required to take additional charges in the future to align our operations and cost structures with global economic conditions, market demands, cost competitiveness, and our geographic footprint as it relates to our customers' production requirements. We may consolidate or divest certain manufacturing facilities or transfer certain of our operations to other geographies. If we are required to take additional restructuring charges in the future, our results of operations, financial condition, and cash flows could be adversely impacted. Additionally, there are other potential risks associated with our restructurings that could adversely affect us, such as delays encountered with the finalization and implementation of the restructuring activities, work stoppages, and the failure to achieve targeted cost savings.

A breach of our IT or physical security systems, or a cybersecurity incident affecting our operations, products, or third parties upon which we rely, could materially disrupt our business, damage our reputation, and expose us to significant costs and liability.
We rely on our information systems, some of which are managed by third parties, to process, transmit, and store electronic information (including sensitive data such as confidential business information and personally identifiable information relating to employees, customers, vendors, and other business partners), and to manage or support critical business processes and activities, including manufacturing, design and engineering services, financial reporting, inventory management, procurement, invoicing, and electronic communications. Our ability to effectively manage our business depends on the security, reliability, and adequacy of these information systems. We may be adversely affected if these information systems break down, fail, or are no longer supported. In addition, we continue to invest in and implement modifications and upgrades to our information systems, which may be complex and require significant management oversight, and subject us to inherent costs and associated risks, including disruption of operations and loss of information.
We regularly face attempts by sophisticated and malicious actors to gain unauthorized access to our information systems, including attempts using techniques that change frequently, may be difficult to detect, or may remain dormant until a triggering event. Threat actors may seek to access our networks, data centers, or cloud resources, including those managed by third parties, or those of our customers, vendors, or end users; steal proprietary information related to our business, products, employees, and customers; or disrupt our systems, operations, services, or products (including software and firmware embedded in our products), or those of our third-party service providers. The increasingly connected nature of our products and systems expands our potential attack surface. We believe such attempts are increasing in number and in technical sophistication. AI techniques may also be utilized by threat actors to increase the number and technical sophistication of such attempted breaches. Due to increasing geopolitical tensions and conflicts, including involving China, the conflicts in Ukraine and the Middle East, including the conflict in Israel and recent U.S. military operations in Iran, we and the third parties upon which we rely may be vulnerable to a heightened risk of cyberattacks, including retaliatory acts of cyberwarfare by state-sponsored actors that could materially disrupt our systems and operations, supply chain, and ability to provide our products and services.
Our ability to monitor third parties' information security practices is limited, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties, including cloud or hosted solution providers, have not been compromised or that their systems are free from exploitable defects. We are subject to, and at times have experienced, breaches or attempted breaches of our security systems, which have in the past resulted, and could in the future result, in unauthorized access to our facilities, systems, assets, inventory, or information. There can be no assurance that our security measures will be sufficient to prevent a material breach or compromise. If unauthorized parties gain physical access to our facilities, operations, assets, or inventory, or electronic access to our information systems, or if such facilities, assets, inventory, or information are used in an unauthorized manner, misdirected, or lost or stolen during transmission or transport, any such incident could result in, among other things, unfavorable publicity, loss of competitive advantage, governmental inquiry and oversight, significant costs related to rebuilding internal systems, higher insurance premiums, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties, and regulatory fines, penalties, and damages, any of which could have a material adverse effect on our profitability and cash flows. For a discussion of the regulatory and legal compliance risks associated with data privacy and cybersecurity laws, including the potential for government enforcement actions, regulatory penalties, and civil litigation arising from the handling of personal data, see "Legal and Regulatory Risks—Failure to comply with data privacy and cybersecurity laws and regulations could expose us to government enforcement, significant penalties, civil litigation, and reputational harm."
Risks and uncertainties related to the development and use of AI could harm our business, damage our reputation, or give rise to legal or regulatory action.
We are incorporating AI solutions into aspects of our business, including our manufacturing operations, design and engineering services, and internal processes, and we also rely on AI tools used by our employees, vendors, or other third parties. AI technologies are complex and rapidly evolving, and our business may be adversely affected if we are unable to successfully integrate AI into our operations, products, and services in a timely and cost-effective manner. AI is subject to increasing regulatory, legal, and ethical scrutiny, and its use may give rise to risks related to accuracy, bias, intellectual property infringement or misappropriation, data privacy, cybersecurity, and compliance with evolving laws and regulations.
Our personnel or third parties could, unbeknownst to us, misuse AI technology in ways that could result in the inadvertent disclosure of our confidential information or that of our customers. The use of AI can result in unintended consequences, including outputs that appear accurate but are factually incorrect, misleading, or otherwise flawed. If the AI tools we use or rely upon are deficient or unreliable, we could experience operational disruptions, increased costs, compliance challenges, reputational harm, or legal exposure. In addition, the adoption of AI and automation technologies may affect our workforce strategy, which could require us to retrain or redeploy employees, modify certain job functions, and navigate evolving regulatory and workforce expectations.

We may encounter difficulties with acquisitions and divestitures, which could harm our business.
We have completed numerous acquisitions of businesses, including our recent acquisition of Electrical Power Products, Inc., and we may acquire additional businesses in the future. We may incur significant transaction costs in connection with acquisitions, and may not realize expected cost savings, synergies or other benefits in the amounts or timeframes anticipated, or at all. Acquisitions may require additional equity financing, which could be dilutive to our existing shareholders, or additional debt financing, which could increase our leverage and potentially affect our credit ratings. Any downgrades in our credit ratings associated with an acquisition could adversely affect our ability to borrow by resulting in more restrictive borrowing terms.
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
•cybersecurity, data privacy and IT systems integration issues;
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
We must attract, develop and retain key employees, and failure to do so could harm our business.
Our success depends on our ability to attract, develop, motivate and retain a workforce with the skills necessary for our business, including qualified executives, management, engineering, manufacturing, information technology, cybersecurity, supply chain, and business development personnel. The market for such talent is highly competitive, and we may incur higher labor, recruiting and training costs in order to attract and retain employees with the requisite skills. If our compensation, benefits and overall employee value proposition are not viewed as competitive, our ability to attract, motivate and retain key employees could be weakened. Generally, our employees are not bound by employment or non-competition agreements, and where such agreements exist, they may be difficult to enforce. We cannot assure you that we will retain our executive officers and key employees.
Leadership transitions and management changes may create uncertainty, disrupt operations, and increase the risk of senior management or other employee turnover. The loss of any of our executive officers or other key employees could harm our business. Failure to have an effective succession plan in place for our key executive officers could significantly delay or prevent us from achieving our business objectives. For a discussion of planned leadership changes in connection with our planned spin-off, see "Planned Spin-off Risks—The planned spin-off of our Cloud and Power Infrastructure businesses may not be completed on the terms or timeline currently contemplated, if at all, and there is no guarantee that the spin-off, if completed, will achieve the intended financial, strategic, and operational benefits" below.

In addition, expanding our design and engineering services offerings requires us to attract and retain experienced design engineers; our failure to do so could limit the growth of these offerings. From time to time, we face challenges that may impact employee retention, such as workforce reductions, facility consolidations and closures, and retirements. To the extent we lose experienced personnel, our failure to develop other employees, hire new qualified employees and successfully manage the transfer of critical knowledge could adversely affect our business.
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
Certain of our employees are represented by labor unions or works councils, and we have experienced heightened union organizing activity in certain regions. The unionization of significant employee populations could result in increased labor costs or other terms that are less favorable to us, and increased risk of strikes and work stoppages. We may also be subject to general country strikes or work stoppages unrelated to our business. In addition, the workforces of some of our suppliers and customers are represented by labor unions. Work stoppages or strikes at the plants of our key suppliers could disrupt our manufacturing processes; similar actions at the plants of our customers could result in delayed or canceled orders for our products. Although we have not experienced any recent material work stoppages, a work stoppage or other limitations on production at our facilities, or strikes or work stoppages experienced by our customers or suppliers, could have an adverse effect on our business, results of operations and financial condition.
Unforeseen or catastrophic events could have a material adverse effect on our operations and financial results.
Our operations or systems have been, and could in the future be, disrupted by natural disasters, terrorist activity, public health issues, cybersecurity incidents, interruptions of service from utilities, or transportation or telecommunications providers, political crises and geopolitical conflicts (including armed conflicts such as the Russia-Ukraine conflict, which resulted in a missile strike on our Mukachevo, Ukraine facility in August 2025, as described under "International Risks-Global economic conditions and geopolitical uncertainty have in the past adversely affected, and could in the future adversely affect, our business, results of operations, financial condition, and access to capital markets." below), physical attacks on our senior leadership and/or our office locations, or other unforeseen or catastrophic events. Climate change may exacerbate the frequency and intensity of natural disasters and adverse weather conditions. Such events have made, and in the future could make, it difficult or impossible to manufacture or deliver products to our customers, receive production materials from our suppliers, or perform critical functions, which could adversely affect our revenue and require significant recovery time and expenditures to resume operations. While we maintain business recovery plans that are intended to allow us to recover from natural disasters or other events that can be disruptive to our business, some of our systems are not fully redundant and we cannot be sure that our plans will fully protect us from all such disruptions.
Planned Spin-off Risks
The planned spin-off of our Cloud and Power Infrastructure businesses may not be completed on the terms or timeline currently contemplated, if at all, and there is no guarantee that the spin-off, if completed, will achieve the intended financial, strategic, and operational benefits.
On May 5, 2026, we announced our intention to spin off our Cloud and Power Infrastructure businesses through the creation of a separate publicly traded company. The planned spin-off is intended to be tax-free for Flex's U.S. shareholders for U.S. federal income tax purposes. Completion of the planned spin-off is subject to the final approval of our Board of Directors and will be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, the effectiveness of a registration statement on Form 10 with the SEC, receipt of a tax opinion from tax counsel, the requisite approval by the Company's shareholders at an extraordinary general meeting, approval from the High Court of the Republic of Singapore for a capital reduction and distribution, and other regulatory approvals. The planned spin-off is complex in nature, and unanticipated changes or developments could delay or prevent the completion of the spin-off or cause the spin-off to occur on terms or conditions that are different or less favorable than expected.
In connection with the planned spin-off, we face significant challenges, including, without limitation: the diversion of the attention of our Board of Directors and senior management from the pursuit of our business strategy and long-term planning and of our management and employees from day-to-day operations; our ability to maintain operational, commercial, data and information technology, intellectual property, human resources, finance, legal, sales, and marketing continuity where necessary between Flex and the separated company; the risk that if the IRS determines that certain steps of the planned spin-off do not qualify for tax-free treatment for U.S. federal income tax purposes, Flex and its shareholders could incur significant tax liabilities; costs and expenses related to the planned spin-off (which are expected to be significant), including costs related to commercial and operational dis-synergies, restructuring and other transaction expenses, expenses related to establishing stand-alone operational, commercial, personnel, and digital and technology infrastructure at the separated company, and accounting, tax, legal, and other professional services expenses, any of which may be higher than initially expected; the possibility of disputes or litigation arising from or related to the spin-off, including claims by shareholders, employees, or third parties, and the potential for unanticipated costs or liabilities to arise that were not contemplated in the original transaction planning; retaining existing business and operational relationships, including with customers, suppliers, employees, and other counterparties; competitive responses to the announcement or completion of the spin-off; addressing employee issues so as to promote retention and motivation and maintain efficient and effective labor and employee relations; risks associated with changes in management and leadership at Flex and the separated company, including the ability to attract, retain, and motivate key executives and to maintain effective governance structures following the spin-off, as well as actual or potential conflicts of interest that may arise if certain executive officers or directors of the Company hold positions at, or ownership interests in, the separated company, particularly where the two companies may pursue the same corporate opportunities or face decisions with different implications for each company; the physical separation and reorganization of manufacturing operations, which may involve the relocation of manufacturing equipment and production lines, the division or reconfiguration of shared manufacturing facilities, the establishment of new manufacturing capabilities, and the reconfiguration of supply chain and logistics networks, any of which may result in significant costs, production downtime, or delays in fulfilling customer orders; obtaining any required regulatory licenses, operating authority, or contractual consents; determining the appropriate allocations of assets and liabilities between Flex and the separated company, as well as the terms governing the relationship between Flex and the separated company following the spin-off; and potential negative reactions from investors and other external stakeholders.
In connection with the planned spin-off, we announced that Revathi Advaithi, our CEO, will become the chief executive officer of the separated company and serve as Chairman of the Board of Flex for a transitional period following the completion of the spin-off, and that Michael Hartung, our President and Chief Commercial Officer, will be named as the Company’s CEO. Other senior executives may leave Flex to join the separated company in connection with the spin-off.
There can be no assurance that the spin-off, if completed, will achieve the intended financial, strategic, and operational benefits (which are based on a number of assumptions, some or all of which may prove to be incorrect) or provide greater value to our shareholders than that reflected in the current price of our ordinary shares, or that the dis-synergies of the transaction (including costs of related restructuring transactions) will not exceed the anticipated amounts. The market price of our ordinary shares could be subject to significant fluctuation or otherwise be adversely affected by the uncertainties described above. Changes in the shareholder base of Flex and/or the separated company following the planned spin-off could also cause the price of either company's stock to fluctuate.
If the planned spin-off occurs, Flex and the separated company will each be smaller, less diversified companies with more concentrated areas of focus. As a result, Flex and the separated company may become more vulnerable to changing macroeconomic and market conditions and to the impact of geopolitical conflicts, international trade disputes, or global economic instability on their operations, supply chains, or financial condition; the results of operations, cash flows, effective tax rate, and other financial and operating metrics of each company may be subject to increased volatility; and the ability of each company to fund capital expenditures and investments, pay dividends, and service debt may be diminished. To the extent challenges related to the planned spin-off adversely affect our business, they may also have the effect of heightening other risks disclosed in this Annual Report, any of which could materially and adversely affect our business, results of operations, and the price of our ordinary shares.
Industry Risks
We depend on industries that produce products that are subject to rapid technological change and short product lifecycles, and our business has in the past been, and could in the future be, adversely affected if our customers' products are not successful or if our customers lose market share.
We derive our revenue from customers in a number of end markets and factors affecting any of these industries in general, or our customers in particular, could adversely impact us. These factors include rapid changes in technology, including as a result of AI, evolving industry standards, and requirements for continuous improvement in products and services that result in short product lifecycles; the failure of our customers to successfully market their products or for our customers' products to gain widespread commercial acceptance; and dramatic market share shifts that may cause our customers to lose market share or exit businesses.

Our industry is highly competitive, and customers may in-source production or modify sourcing strategies; our Cloud and Power Infrastructure businesses are subject to rapid technological change which requires that we make continuing investments to remain competitive.
We compete with a number of different companies, depending on the type of service we provide or the location of our operations. For example, we compete with major global EMS providers, other smaller EMS companies that have a regional or product-specific focus and Original Design Manufacturers ("ODMs") with respect to some of the services that we provide. We also compete with our current and prospective customers, who evaluate our capabilities in light of their own capabilities, cost structures and strategic priorities. In the past, some of our customers moved a portion of their manufacturing away from us in order to more fully utilize their excess internal manufacturing capacity, and customers could in the future decide to in-source, dual‑source, regionalize, or otherwise reallocate manufacturing volumes among suppliers. Any of these developments could cause a decline in our sales, loss of market acceptance of our products or services, decreases of our profits, or loss of our market share. Our industry is extremely competitive, many of our competitors have achieved substantial market share, and some may have lower cost structures or greater design, manufacturing, financial or other resources than we do, including the ability to deploy capital at greater scale to support capacity expansion, advanced manufacturing technologies, or significant upfront investments required by certain power and components programs. Our competitors may also respond more quickly to new or emerging technologies, including AI, or to evolving customer requirements, which could put us at a competitive disadvantage. We face competition from Asian-based competitors, including Taiwanese ODM suppliers, as well as other large, diversified manufacturing and design service providers, who compete in a variety of our end markets and, in some cases, have a substantial share of global information technology hardware and related infrastructure production. If we are unable to provide manufacturing services and capabilities that are comparable to, or differentiated from, those offered by other companies in our markets at competitive cost levels, our net sales could decline.
Our Cloud and Power Infrastructure businesses are particularly subject to rapid technology evolution. The data center infrastructure industry is characterized by frequent platform transitions, increasing rack power densities, adoption of liquid and hybrid cooling technologies, evolving power delivery architectures and voltage standards, and changing interconnect, security, and manageability requirements. To remain competitive, we must continually invest in engineering capabilities, validation and testing infrastructure, supply chain enablement, specialized integration capabilities, and capital equipment to support evolving customer specifications and density requirements. If we fail to anticipate or timely align with evolving specifications, standards, or power density requirements, or if our competitors adopt innovations more quickly or develop superior products, our win rates, pricing, and margins may suffer, and we may lose customers or experience decreased or delayed market acceptance of our products and solutions.

The emergence of new technologies, industry standards, or customer requirements may render our existing power delivery systems, cooling solutions, integration capabilities, inventory, or manufacturing processes less competitive or obsolete. Our acquisition and implementation of new technologies and equipment, and the expansion of our product and solutions offerings, may require significant expense or capital investment, which could reduce our operating margins. If we are unable to keep pace with technological change or evolving market needs, or to develop and introduce competitive products and solutions on a timely basis, we may incur inventory write-downs, rework charges, and other costs, and our business, financial condition, and results of operations could be materially and adversely affected.
Our strategic relationships with major customers create risks.
In the past, we have completed strategic transactions with customers under which we acquired inventory, equipment and other assets from those customers and leased or acquired their manufacturing facilities, while simultaneously entering into multi-year manufacturing and supply agreements for the production of their products. We may pursue similar customer divestiture transactions in the future. These arrangements with divesting customers involve a number of risks, including the following:
•we may need to pay a purchase price to the divesting customer that exceeds the value we ultimately realize from the customer’s future business;
•the integration of the acquired assets and facilities into our business may be time-consuming and costly, including as a result of restructuring activities;
•we, rather than the divesting customer, generally bear the risk of excess capacity at the facility;
•we may not achieve anticipated cost reductions or operational efficiencies;
•we may be unable to meet customer expectations with respect to volume, product quality, timeliness and cost reductions;

•our supply agreements generally do not require customers to purchase minimum volumes, and actual purchase volumes may be lower than anticipated; and
•if demand for a customer’s products declines, the customer may reduce its purchase volumes, and we may not be able to sufficiently reduce the expenses of operating the facility or use the facility to provide services to other customers.
As a result of these and other risks, we have in the past been, and could in the future be, unable to achieve anticipated levels of profitability under these arrangements. In addition, these strategic arrangements have not, and in the future may not, result in any material revenues or contribute positively to our earnings per share.
Financial Risks
Changes in our effective tax rate, the adoption of new tax legislation, or exposure to additional tax liabilities has in the past adversely affected, and could in the future adversely affect, our results of operations and financial condition.
We conduct business operations in numerous countries and are subject to income and other taxes in multiple jurisdictions. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory rates; changes in tax laws and regulations (or their interpretation); changes in the valuation of deferred tax assets and liabilities; and changes to tax holidays or incentives. The international tax environment continues to evolve as governments implement coordinated efforts and unilateral measures designed to address perceived international tax avoidance, including the OECD Pillar Two framework establishing a global minimum tax rate of 15%. Many countries, including certain countries in which we currently operate, have enacted or are enacting laws based on these initiatives, which could increase tax complexity and uncertainty and adversely impact our effective tax rate and cash tax liability. These and other changes to tax laws could have broader implications, including impacts to the economy, currency markets, inflation or competitive dynamics, which are difficult to predict, and could negatively impact us.
Our taxes could also increase if certain tax holidays or incentives are not renewed upon expiration or are retracted if we are unable to satisfy the conditions on which such incentives are based, or if tax rates applicable to us in such jurisdictions are otherwise increased. Our continued ability to qualify for specific tax holiday extensions will depend on, among other things, our anticipated investment and expansion in these countries and the manner in which the local governments interpret the requirements for modifications, extensions or new incentives. Further, the global minimum tax is expected to reduce the benefits achieved from tax incentives.
We and our subsidiaries are regularly subject to tax audits and examinations by various taxing jurisdictions around the world. For example, one of our Brazilian subsidiaries received assessments for certain sales and import taxes which we are opposing. In determining the adequacy of our provision for income taxes, we regularly assess the likelihood of adverse outcomes resulting from tax examinations. While it is often difficult to predict the final outcome or timing of a tax examination, we believe our reserves for uncertain tax benefits reflect outcomes that are more likely than not to occur. However, we cannot assure you that the final determination of any tax examinations will not be materially different than that which is reflected in our income tax provisions and accruals. Should additional taxes be assessed or tax laws change adversely, there could be a material adverse effect on our tax provision, financial condition, results of operations, and cash flows.
Our debt level may create limitations.
As of March 31, 2026, our total debt was $3.8 billion. This level of indebtedness could limit our flexibility as a result of debt service requirements and restrictive covenants, and may limit our ability to access additional capital or execute our business strategy. See also note 22 "Subsequent Events" to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for discussion of an additional $1.45 billion of borrowings undertaken since March 31, 2026.
Changes in our credit rating or capital market conditions may limit our access to financing or increase our borrowing costs.
Our business relies on the availability of financing. The capital markets have in the past experienced and may continue to experience extreme volatility or disruptions that may lead to uncertainty and liquidity issues for both borrowers and investors. Any decline in our credit rating may make it more expensive for us to raise additional capital in the future on terms that are acceptable to us, if at all, negatively impact the price of our ordinary shares, increase our interest payments under some of our existing debt agreements, and have other negative implications on our business. A variety of factors beyond our control could impact the availability or cost of capital, such as domestic or international economic conditions, geopolitical uncertainty, tariffs or trade restrictions, increases in key benchmark interest rates and credit spreads, changes in banking or capital market laws or regulations, and volatility in capital and financial markets. We are also exposed to interest rate risk on our variable rate debt, invested cash balances, and factoring activities.

Fluctuations in foreign currency exchange rates could increase our operating costs and adversely affect our results of operations.
We have operations in various countries around the world, including Asia, Eastern Europe, Mexico and Brazil. A portion of our purchases and sale transactions and operational costs are denominated in currencies other than the U.S. dollar. As a result, we are exposed to foreign currency exchange rate fluctuations that can affect our assets, liabilities, results of operations, and cash flows through both translation and transaction risk. Currency exchange rates fluctuate on a daily basis due to a number of factors, including changes in political and economic policies and conditions. The primary impact of currency exchange fluctuations is on the cash, receivables, payables and expenses of our operating entities. As part of our currency hedging strategy, we use financial instruments such as forward exchange contracts, swap contracts, and options to hedge our foreign currency exposure in order to reduce the short-term impacts of foreign currency rate fluctuations on our operating results. However, our hedging strategy may not fully mitigate the impacts of changes to foreign exchange rates, and if our hedging activities are not successful, if counterparties default on their obligations, or if we change or reduce these hedging activities in the future, we may experience significant unexpected expenses or fluctuations in our operating results. We are exposed to fluctuations in the Mexican peso and Chinese renminbi, and a significant increase in the value of these currencies could adversely affect our operating results by increasing our manufacturing costs and the costs of our local supply base.
Our exposure to financially troubled customers or suppliers has in the past adversely affected, and could in the future adversely affect, our results of operations.
We provide manufacturing services to companies and industries that have in the past, and could in the future, experience financial difficulty. When our customers experience financial difficulty, we may have difficulty recovering amounts owed to us, or demand for our products from these customers may decline. When one or more of our customers becomes insolvent or otherwise is unable to pay for the services provided by us on a timely basis, or at all, our operating results and financial condition are adversely affected. Such adverse effects have in the past included, and could in the future include, one or more of the following: an increase in our provision for doubtful accounts, a charge for inventory write-offs, a reduction in revenue, and an increase in our working capital requirements due to higher inventory levels and increases in days our accounts receivables are outstanding. Additionally, if our suppliers experience financial difficulty, we could have difficulty sourcing supplies necessary to fulfill production requirements and meet scheduled shipments.
Failure to effectively manage working capital could adversely affect our cash flow, liquidity, and results of operations.
Our operations are working capital intensive, and inventories, accounts receivable, and accounts payable are significant components of our net asset base. Key factors impacting our working capital include our ability to adequately manage materials purchasing and payment policies, fluctuations in collections of receivables, timing of capital expenditures and debt service obligations, and our ability to optimize terms and conditions with suppliers. Our Cloud and Power Infrastructure businesses may require elevated working capital commitments, including customer-specific materials, specialized test equipment, and inventory for customer programs with longer lead times, which can increase our exposure to demand variability and project delays. Our ability to fund growth depends on internally generated cash and access to debt and other financing on acceptable terms. Market disruptions, interest rate volatility, bank sector instability, or adverse credit conditions could increase borrowing costs, limit available capital, or delay funding, constraining project delivery and capacity expansion. High fixed and semi-fixed costs in our manufacturing operations can magnify the impact of utilization variability on earnings and cash flows. If we fail to manage our working capital effectively, our business, financial condition, results of operations, and liquidity could be materially adversely affected.
The market price of our ordinary shares is volatile.
The stock market in recent years has experienced significant price and volume fluctuations that have affected the market prices of companies, including technology companies. These fluctuations have often been unrelated to or disproportionately impacted by the operating performance of these companies. The market for our ordinary shares has been and could in the future be subject to similar volatility. Factors such as fluctuations in our operating results, announcements of technological innovations or events affecting other companies in the electronics industry, currency fluctuations, general market fluctuations, and macro-economic conditions may cause the market price of our ordinary shares to decline. Stock price fluctuations could impact the value of our equity compensation, which could affect our ability to recruit and retain employees.
Our business could be impacted as a result of actions by activist shareholders, negative publicity, or other reputational harm.
We may be subject, from time to time, to legal and business challenges due to actions instituted by activist shareholders or others. Responding to such actions could be costly and time-consuming, may not align with our business strategies and could divert the attention of our Board of Directors and senior management from the pursuit of our business strategies. Perceived uncertainties as to our future direction as a result of shareholder activism may lead to the perception of a change in the direction of the business or other instability and may make it more difficult to attract and retain qualified personnel and business partners and may affect our relationships with vendors, customers and other third parties. In addition, negative publicity concerning our company, industry, brand, personnel, or operations, regardless of accuracy, could harm our reputation and adversely affect our business, financial condition, and results of operations. Media coverage can spread rapidly through digital platforms and social media, making it difficult to remediate. Negative commentary may reduce customer trust and demand for our products and services, which could negatively impact our performance.
Our goodwill and identifiable intangible assets could become impaired, which could adversely affect our financial condition and results of operations.
We have recorded goodwill and identifiable intangible assets, consisting primarily of customer relationships, developed technology, and trade names, as a result of acquisitions. We evaluate on a regular basis whether events or circumstances indicate that the carrying amount of goodwill or intangible assets may no longer be recoverable. We have in the past incurred, and could in the future incur, impairment charges on goodwill or identifiable intangible assets. A decline in general economic conditions, global equity valuations, or the financial performance of our businesses could require us to record impairment charges. Any such material non-cash charge could impact our consolidated balance sheet and statement of operations, although it would not impact our cash flows, liquidity, capital resources, or debt covenants.
Risks related to the Nextracker separation could adversely affect our business, financial condition, and results of operations.
On January 2, 2024, we completed a series of transactions pursuant to which we distributed our remaining interests in Nextracker to our shareholders. Although we received a private letter ruling and tax opinion supporting tax-free treatment of the distributions and related mergers, neither is binding on the IRS or the courts, and if the distributions or related mergers were determined to be taxable, we would generally recognize gain equal to the excess of the fair market value of the distributed shares over our tax basis in those shares, which could have a material adverse effect on our business, financial condition and results of operations.
In addition, in connection with the separation of Nextracker, we entered into various agreements governing our ongoing relationship, including with respect to indemnification obligations and tax matters. We have an ongoing dispute with Nextracker regarding certain tax distribution obligations under these agreements. Third parties could seek to hold us responsible for liabilities that Nextracker agreed to retain, and we cannot assure that Nextracker's indemnification obligations will be sufficient or that Nextracker will satisfy its obligations. Any of these matters could have a material adverse effect on our business, financial condition and results of operations.
We are subject to risks associated with investments.
We make investments in private funds and companies to further our strategic objectives and develop business relationships. Many of these instruments are non-marketable at the time of our initial investment. If any of the funds or companies in which we invest fail to perform, we could lose all or part of our investment. We have in the past written down the fair value of investments and recognized losses, and may need to do so in the future.
Changes in accounting standards or management estimates could materially affect our financial results.
We prepare our financial statements in conformity with U.S. GAAP, which involves subjective assumptions, estimates, and judgments. Changes in accounting standards or their interpretation, or changes in our underlying estimates, particularly those related to revenue recognition, asset impairment, and business combination valuations could have a material adverse effect on our reported results of operations and financial condition.
International Risks
Global economic conditions and geopolitical uncertainty have in the past adversely affected, and could in the future adversely affect, our business, results of operations, financial condition, and access to capital markets.
Our operations and the execution of our business plans and strategies are subject to the effects of global economic trends, geopolitical risks and demand or supply shocks arising from events that may include political crises, regional conflicts and wars, terrorist attacks, natural disasters, or actual or threatened public health emergencies. We are also affected by local and regional economic environments and policies in the U.S. and other markets we serve, including interest rates, monetary policy, inflation or stagflation, slower economic growth or recession, commodity prices, currency volatility, currency controls or other limitations on the repatriation of cash, sovereign debt levels, and actual or anticipated defaults on sovereign debt. For example, the conflicts in Ukraine and the Middle East, including the conflict in Israel and recent U.S. military operations in Iran, and related international sanctions and countermeasures have led, and may continue to lead, to disruption and instability in global markets, supply chains, and industries, that could negatively impact our business, financial condition, and results of operations. In addition, changes in economic conditions or outlooks in key markets, such as lower rates of investment or economic growth in China, Europe, or other regions, may reduce demand for, or profitability of, our products and services outside the U.S., and the impact on our business could be significant given the extent of our global operations. We also do business in emerging market jurisdictions where economic, political, and legal risks are heightened. These factors have in the past adversely affected, and could in the future adversely affect, our business.
Inflationary pressures, such as what the market continues to experience, could affect our profitability and cash flows, due to higher wages, higher operating costs, higher financing costs, and/or higher supplier prices. Inflation may also adversely affect foreign exchange rates. We may be unable to pass along such higher costs to our customers. In addition, inflation may adversely affect customers' financing costs, cash flows, and profitability, which could adversely impact their operations and our ability to collect receivables. High or rising interest rates could have a dampening effect on overall economic activity and/or the financial condition of our customers, either or both of which could negatively affect customer demand for our manufacturing services and our customers' ability to repay obligations to us.
These conditions may result in reduced consumer and business confidence and spending in many countries, tightening in credit markets, reduced liquidity in financial markets, heightened volatility in credit, fixed income, and equity markets, and currency exchange rate fluctuations. Prolonged disruption in capital or credit markets could adversely affect our access to liquidity needed for working capital, capital expenditures, acquisitions, research and development, and other corporate purposes. Adverse impacts on our customers and suppliers resulting from these conditions could, in turn, adversely affect us.
We have manufacturing and other facilities across the globe, including in regions affected by geopolitical conflicts and instability, such as Ukraine and Israel. Our facilities could be damaged, destroyed, or otherwise unable to operate due to war, acts of hostility, terrorist acts, or related disruptions, which could jeopardize our ability to develop, manufacture, and deliver products and adversely affect our business operations and results of operations. For example, on August 21, 2025, a missile strike on our Mukachevo, Ukraine facility caused substantial physical damage and disrupted normal operations; in response, we activated contingency manufacturing plans and transitioned production to alternative facilities. In addition, our operations have been, and could continue to be, disrupted by employee absences related to mandatory military service. Regional conflicts, hostilities, or armed conflicts, or interruptions or curtailment of trade or transport between the countries where our facilities are located and their respective trading partners, have in the past, and could in the future, adversely affect our operations and results of operations.
Tariffs, trade restrictions, export controls, and changes in trade policy, including heightened trade volatility and uncertainty regarding trade agreements, have in the past adversely affected, and could in the future adversely affect, our business, results of operations, and financial condition.
Political developments and trends and sentiment toward multinational companies have resulted in, and may continue to result in, tariffs, export controls, trade restrictions, and other barriers, as well as changes to tax and other laws and policies. These measures have been, and are expected to continue to be, disruptive to our business and may impact our global operating model, supply chain, production costs, customer relationships, customer demand and competitive position. Such measures can be imposed suddenly and unpredictably.
Throughout 2025 and into 2026, the U.S. administration imposed varying levels of tariffs on goods imported from China and other countries where we or our customers source materials and manufacture products. Further escalation of trade tensions, including through the imposition of new or increased tariffs (including retaliatory tariffs), expanded trade restrictions, or intensified decoupling between the U.S. (as well as other major economies) and China or other key trading partners could materially increase our product input costs, negatively affect global economic conditions, contract customer demand, or otherwise adversely affect our business. Related declines in confidence or investment activity in global markets could further adversely affect our business performance.
As a global manufacturing and supply chain services partner with operations, suppliers, and customers across multiple jurisdictions, we have been, and expect to continue to be, impacted by tariffs and trade actions through the timing and mechanics of cost recovery and operational complexity. We generally seek to pass tariff costs through to our customers, which can affect reported net sales, operating income margins, and the timing of operating cash flows as tariffs are paid and subsequently recovered. To the extent we are unable to recover tariff costs from certain customers, or experience delays in doing so, our results of operations and cash flows could be adversely affected. The actual impact of tariffs and related trade measures on our business depends on numerous factors, including their scope, effective date, duration, magnitude, products and countries covered, customer contract terms, and the imposition of retaliatory or reciprocal measures by other countries.
In addition, changes to, or uncertainty surrounding, international trade agreements may adversely affect our business. Existing trade agreements, including the United States‑Mexico‑Canada Agreement (“USMCA”), provide preferential tariff treatment and other benefits for qualifying imports and exports, subject to compliance with applicable rules of origin, classification, and other requirements. The USMCA is subject to a joint review process in 2026, and there can be no assurance that the agreement will not be amended, suspended, or terminated, or that its benefits will not be reduced. Any material modification to, or withdrawal from, the USMCA, or the imposition of additional tariffs or trade restrictions affecting North America, could result in increased costs, supply chain disruptions, delays in shipments, additional compliance burdens, or the need to modify sourcing or manufacturing strategies, which could materially adversely affect our business, financial condition, and results of operations.
Recent legal and policy developments have also increased uncertainty regarding the enforceability, duration, and potential re‑imposition of certain tariffs. For example, on February 20, 2026, the U.S. Supreme Court struck down certain tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"). Following that decision, the U.S. administration announced a new 10% global tariff under Section 122 of the Trade Act of 1974, subject to certain exceptions; however, on May 7, 2026, the U.S. Court of International Trade ruled that the Section 122 tariffs were not authorized by law, a decision the administration has appealed. These and similar developments have created uncertainty regarding the future rate, scope, and enforceability of tariffs; the availability and timing of refunds for tariffs that may be invalidated; the potential adoption of alternative legislative or executive actions; and the continued effectiveness of trade arrangements or mitigation actions adopted in response to prior tariffs. Ongoing uncertainty regarding U.S. and global trade policies, sanctions, and tariffs, including actions involving China, North America, and other key manufacturing and sourcing jurisdictions, could adversely affect our business, financial condition, and results of operations.
We conduct operations in a number of countries and are subject to risks inherent in global operations.
Our global manufacturing and supply chain operations involve significant operational complexity, including managing activities across multiple regions, time zones, regulatory regimes, and logistical networks. Products may be manufactured or assembled across multiple facilities and countries, which increases exposure to disruptions, coordination challenges, and delays in procurement, production, and delivery.
Because we operate in the Americas, Asia, and Europe, we are subject to economic, political, regulatory, and social risks in the countries in which we operate, including currency fluctuations and exchange controls; labor unrest, labor shortages, and rising labor costs; longer payment cycles; inflationary pressures; changes in tax, customs, and regulatory regimes; trade restrictions and sanctions; supply chain disruptions; geopolitical instability and conflict; natural disasters; epidemics and pandemics; expropriation of private enterprises; and limitations on infrastructure, including power, water, transportation, and availability of raw materials and components.
Changes in U.S. and foreign government policies, including those relating to trade, sanctions, information security, data privacy, national security, and foreign investment, may affect the attractiveness of our services to customers and our ability to conduct business with certain customers or suppliers. We have significant operations in China, which have been, and could continue to be, affected by evolving laws, regulations, and geopolitical developments involving China. We could be subject to reputational harm if any of our customers, former customers or vendors were subject to U.S. sanctions or did business with sanctioned entities or countries or otherwise violated applicable sanctions or export control laws. Furthermore, regional conflicts, including the conflicts in Ukraine and the Middle East, including the conflict in Israel and recent U.S. military operations in Iran, and tension between China and Taiwan, could result in sanctions, regional market instability, increased energy and transportation costs, supply chain disruptions, and other adverse regional and global financial and economic conditions, any of which can impact the demand for, or our ability to sell, our products and services in the impacted regions. Escalation of hostilities involving Iran, Israel, and the United States or regional proxy groups could adversely affect regional stability, threaten critical infrastructure such as data centers, impair access to ports and transportation routes including the Strait of Hormuz, and increase fuel, energy, freight, insurance, and security costs. In addition, expanded sanctions, export controls, or other governmental measures affecting the region could impair our ability to conduct business, collect receivables, or repatriate funds. In particular, geopolitical changes in China-Taiwan relations could disrupt the operations of several companies in Taiwan that are critical to the global supply of semiconductors and other electronic components on which many of our customers depend, and any escalation of tensions could materially affect our supply chain and operations.
Some countries in which we operate, such as Brazil, Hungary, India, Malaysia, Mexico, and Poland, have experienced periods of economic volatility, high inflation, currency devaluations, or limited availability of foreign exchange, and governmental authorities in some jurisdictions exercise significant influence over economic activity. These conditions could adversely affect our operations, financial condition, or ability to repatriate cash. Our international operations also expose us to risks related to foreign currency exchange, inflation, and restrictions on currency conversion or fund transfers. In certain countries, central banks or other authorities may impose conditions on foreign exchange transactions or restrict the movement of capital, which could limit our ability to access or deploy cash across our global operations.

Legal and Regulatory Risks
Litigation, investigations, or enforcement actions could result in significant liabilities, operational restrictions, and reputational harm.
We are, from time to time, subject to claims, lawsuits, investigations, and regulatory or administrative proceedings across the jurisdictions where we operate. These matters may involve commercial disputes, regulatory compliance, intellectual property, antitrust, product liability, employment and labor, privacy and data protection, securities laws, governance, and tax. Adverse outcomes, whether by judgment, settlement, consent decree, or otherwise, could require monetary payments, penalties, injunctive relief, operational changes, monitorships, remedial measures, or enhanced compliance controls. Even if we prevail, we may incur substantial costs, increased insurance premiums, and management distraction that disrupts our operations and harms our reputation with customers, suppliers, employees, and regulators. Outcomes are inherently unpredictable, and our accruals and insurance coverage may be insufficient or unavailable. Any of these matters could materially adversely affect our business, financial condition, results of operations, and cash flows.
We are subject to complex and evolving trade policies, export controls, and sanctions, and failure to comply or adapt to changes in these regimes could restrict our business or result in significant penalties.
Due to the global nature of our business, we are subject to a complex system of import- and export-related laws and regulations in the U.S. and other countries, including economic sanctions administered by the U.S. Department of the Treasury's Office of Foreign Assets Control and similar regimes in other jurisdictions. Our products, services, and technology are regulated by these trade control and customs regimes and in some cases require licenses or other authorizations. Our ability to obtain and maintain such licenses and authorizations on a timely basis, or at all, is subject to risks and uncertainties, including changing laws, regulations, foreign policies, and geopolitical factors. Non-compliance by us, our customers, or our suppliers can result in denial of export privileges, fines, criminal penalties, administrative sanctions, seizure of inventory, import detention, and loss of business. Delays or denials of licenses can prevent or defer sales, and previously recognized revenue and profit may need to be reversed. Moreover, we could be subject to reputational harm if any of our customers, former customers, or vendors were subject to U.S. sanctions or conducted business with sanctioned countries. Any restrictions on the export or import of our products could have a material adverse effect on our competitive position, results of operations, financial condition, or liquidity.
Failure to comply with data privacy and cybersecurity laws and regulations could expose us to government enforcement, significant penalties, civil litigation, and reputational harm.
We regularly move data across borders to operate our global business, and are consequently subject to a broad and continuously evolving set of privacy and data protection laws and regulations both domestically and internationally, including the European Union General Data Protection Regulation ("GDPR"), the UK GDPR, China's Personal Information Protection Law ("PIPL"), India's Digital Personal Data Protection Act, and comprehensive privacy statutes in numerous U.S. states, including the California Consumer Privacy Act ("CCPA"), as amended by the California Privacy Rights Act ("CPRA"). These laws impose numerous, and oftentimes differing, obligations on data controllers and processors, and new requirements continue to be proposed and enacted across U.S. federal, state, and international jurisdictions. Compliance can be costly, and the complexity and inconsistency of these frameworks across jurisdictions poses significant compliance challenges that have resulted, and will continue to result, in increased costs and required modifications to our data processing practices and policies.
Any actual or perceived failure to comply with applicable data privacy or cybersecurity laws, related contractual obligations, or other data protection standards, whether by us, a third-party service provider, or another party, could result in government inquiries, regulatory investigations, significant fines and penalties, orders to cease or modify our data practices, damages for contract breach, and civil litigation, as well as harm to our reputation and market position. We may also be required to invest significant additional resources to comply with evolving cybersecurity and AI-related regulations and to modify and enhance our information systems and controls. Our liability insurance may not be sufficient in type or amount to cover us against all claims related to privacy violations or regulatory non-compliance.
Inadequate protection of our intellectual property and exposure to third-party intellectual property claims could adversely affect our business and results of operations.
We develop and own, and in some cases license, intellectual property used in our design, engineering, and manufacturing services and in our products. Although we use a range of measures to protect our intellectual property, including contractual and security controls and seeking patent and trademark protection where appropriate, these measures may not prevent infringement, misappropriation, or other unauthorized disclosure or use of our intellectual property. Protecting our proprietary technology is difficult and expensive, and we may need to litigate with third parties to enforce or defend patents issued to us and other intellectual property rights, or to determine the enforceability and validity of our proprietary rights or those of others.

If we cannot adequately protect or enforce our intellectual property rights, we could lose the competitive advantages of our proprietary technology, which would harm our business.
Our activities may expose us, our suppliers, and our customers to claims that our services, products, processes, designs, or components infringe, misappropriate, or otherwise violate third-party intellectual property rights, or that we have breached license or other contractual provisions. We also enter into patent, software, and other licenses governing our use of certain technologies, and certain of our activities may fall outside the scope of such licenses, which may subject us to royalty claims by licensors. Because we provide design and engineering services in addition to manufacturing, customers often seek to allocate intellectual property risk to us to a greater extent than in traditional contract manufacturing engagements, including requiring broad intellectual property indemnities. Assertions against our customers may trigger indemnification obligations, requiring that we participate in their defense, or result in disputes over responsibility between us and our customers. Moreover, we could become subject to large indemnity payments or damages claims from contractual breach, which could harm our results of operations, cash flows, financial condition, or prospects.
If infringement, misappropriation, or other similar claims are brought against us or our customers, whether or not they have merit, we could be required to expend significant resources on defense, and we or our customers could be required to develop non-infringing alternatives, obtain licenses, or cease, delay, or modify the affected services, products, or features. Suitable alternatives may be unavailable or costly, licenses may not be available on commercially reasonable terms or at all, and any litigation or dispute resolution could be lengthy, disruptive, and expensive and may not be resolved in our or our customers' favor.
We also face heightened risks to our intellectual property in certain foreign jurisdictions, including risks of theft, reverse engineering, or misuse; limitations in the availability, scope, or enforceability of intellectual property rights; and challenges in obtaining effective remedies. In some countries in which we operate, intellectual property laws and enforcement mechanisms are weaker than in the United States, and legal or administrative requirements may require us to compromise protections or yield certain rights to technology, data, or other intellectual property to conduct business in such countries or access certain markets. Any inability to obtain, maintain, or enforce our intellectual property rights in jurisdictions where we operate could result in the loss of competitive advantage, reduced revenue, and other adverse consequences that could adversely affect our business, financial condition, and results of operations.
Evolving regulations relating to data center development, energy consumption, and utility infrastructure could adversely affect demand for our products and services.
Government authorities in the United States and other jurisdictions have enacted, proposed, or are considering laws and regulations relating to data center development and permitting, energy and water consumption, grid reliability, and environmental and community impacts. These regulatory developments may result in new requirements, delays, or restrictions on the development, expansion, or operation of data centers or related infrastructure by our customers and third-party facility operators. In particular, certain jurisdictions have imposed or are considering moratoria or pauses on new data center development, enhanced permitting and environmental review processes, requirements for data center operators to fund or share in the cost of grid or other utility upgrades, and operational restrictions relating to energy efficiency, water consumption, noise mitigation, or other community-impact measures. Such regulatory actions could increase our customers’ costs, delay or reduce their planned infrastructure investments, limit the scale or geographic location of data center deployments, or otherwise constrain their ability to deploy or expand AI, machine learning, and high-performance computing infrastructure. Given our Cloud and Power Infrastructure businesses’ exposure to data center development activity, any sustained reduction or delay in data center investment resulting from regulatory developments could materially and adversely affect demand for our products and services, our results of operations, and our financial condition.
Our compliance program may not prevent violations of anti-corruption and related laws, which could result in severe penalties, business restrictions, and reputational harm.
We conduct business in numerous jurisdictions subject to stringent anti-corruption and anti-bribery requirements, including the U.S. Foreign Corrupt Practices Act, the UK Bribery Act, and similar laws elsewhere. We maintain policies, procedures, training, and internal controls designed to promote compliance and prohibit offering, promising, authorizing, or providing anything of value to government officials or other counterparties to obtain or retain business. However, we cannot assure that our employees, agents, consultants, or other third parties acting on our behalf will comply with these requirements at all times, particularly in jurisdictions where corruption is perceived to be more prevalent. Actual or alleged violations could result in investigations, significant civil and criminal fines and penalties, disgorgement, monitorships, and reputational damage. Any of these events could adversely affect our business, financial condition, results of operations, and could require substantial management time and resources to address.

Defects or failures in our products, manufacturing processes, or design and engineering services could expose us to product liability, warranty claims, contractual penalties, and reputational harm.
Our products and the manufacturing processes and design and engineering services we use to produce them are often highly complex, and some, particularly in the automotive and healthcare industries, must satisfy strict safety, quality, and regulatory standards. Defects or deficiencies, whether in design, engineering, manufacturing, or component sourcing, have occurred in the past and could in the future result in delayed shipments, reduced or canceled orders, product or component failures, and reputational damage.
Such failures may also subject us to regulatory enforcement, fines, penalties, or operational shutdowns. We are exposed, from time to time, to product liability and warranty claims, including for personal injury, property damage, and product recall, repair, or replacement, as well as service-based remediation obligations and other contractual penalties, any of which can be costly and disruptive. Even where customers, suppliers, or third parties bear primary responsibility for underlying defects, indemnification may be unavailable or inadequate, and insurance coverage may be insufficient or uneconomic. As we expand higher-value design and engineering offerings, our warranty exposure may increase, and pricing may not fully cover associated costs. A successful claim in excess of our insurance coverage, or for which coverage is denied or unavailable, could have a material adverse effect on our business, results of operations, and financial condition.
We may not meet regulatory quality standards applicable to our manufacturing and quality processes for medical devices, which could have an adverse effect on our business, financial condition, and results of operations.
As a service provider engaged in designing and manufacturing medical devices, we are subject to compliance requirements beyond those applicable to our other businesses. In the United States, we are subject to regulatory inspection for compliance with the FDA's Quality System Regulation ("QSR"), which requires manufacturers of medical devices to implement and adhere to design and process manufacturing controls, quality control, labeling, handling, and documentation procedures. If an FDA inspection reveals noncompliance that we do not address to the FDA's satisfaction, the FDA may issue inspection observations or warning letters, impose fines, bring an action against us or our officers, require a product recall, issue an import alert or import detention, or halt operations at a manufacturing facility. The FDA has in the past issued inspection observations and warning letters to us following inspections of our manufacturing facilities, and there can be no assurance that similar regulatory actions will not occur in the future. Any such action could harm our reputation, disrupt our operations, and cause our business to suffer.
Our medical devices business is also subject to applicable state laws and the regulatory requirements of other countries. In the European Union (“EU”), we must maintain standardized certifications and undergo periodic inspections. Failure to comply with applicable regulatory requirements could restrict or stop the flow of products into or out of various jurisdictions from us or our customers. In China, the National Medical Products Administration controls and regulates healthcare products manufacturing, and we must comply with applicable regulatory laws or our ability to manufacture products in China could be impaired. In Japan, the Pharmaceutical Affairs Laws and related regulations require that subcontractors manufacturing products for the Japanese market register with authorities and submit to regulatory audits. Similar laws apply in other countries where we operate, including elsewhere in Asia and in Latin America. Our failure to comply with applicable requirements could interrupt our operations and our ability to manufacture products for sale into these markets, harming our reputation and business.
Failure to comply with domestic or international employment and related laws and regulations could adversely affect our business and financial performance.
We are subject to U.S. and foreign employment, labor, benefits, immigration, and related laws governing wage-and-hour requirements, worker classification, workplace safety, anti-discrimination, pay equity, collective bargaining, work authorization, and related matters, among others. These requirements vary significantly by jurisdiction and are subject to frequent change, and compliance can be costly and time-consuming. Government agencies and private plaintiffs, including through class or collective actions, regularly pursue audits, investigations, and enforcement. Adverse outcomes may include monetary penalties, back pay, damages, tax assessments, injunctive or equitable relief, operational restrictions, restrictions on staffing models, and immigration-related sanctions, any of which can be costly and disruptive to address. We have in the past been, and expect in the future to be, subject to certain of these actions, audits and investigations. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations, and reputation.
Evolving sustainability expectations and related disclosure regimes may increase costs, create legal exposure, and adversely impact our operations, talent attraction, and access to capital.
Governments, investors, customers, employees, and other stakeholders continue to focus on sustainability matters, including climate change and greenhouse gas ("GHG") emissions, environmental stewardship, human capital management, human rights, responsible sourcing, and related matters. These expectations have generated multiple and evolving reporting regimes, including the EU's Corporate Sustainability Reporting Directive ("CSRD") and California's climate statutes. Meeting these expectations involves significant operational, financial, legal, regulatory, and reputational risks. Applicable requirements vary significantly by jurisdiction, customer, and product category, and may be subject to inconsistent or rapidly evolving interpretations. Compliance may require additional resources and controls, including formal risk assessments, due diligence processes, data collection, monitoring, audits, remediation, and increased supplier engagement, which may not always be recoverable through product pricing and could adversely affect our margins, competitiveness, and results of operations.
Sustainability‑related information often relies on estimates, assumptions, and evolving methodologies, including data from third parties. Despite our efforts to enhance systems, processes, and controls, such information may be incomplete, inaccurate, or subject to differing interpretations, which could result in regulatory scrutiny, enforcement actions, litigation, reputational harm, or loss of stakeholder confidence. At the same time, "anti-ESG/DEI" legislation and policies in certain jurisdictions - including proposals and enactments by several U.S. states, Congress, and the Executive Branch - may impose additional and potentially conflicting compliance obligations, private litigation risks, and reputational harm, and could result in us becoming subject to investigations or enforcement actions.
We have established and publicly announced sustainability strategies, goals, commitments, and targets, which we may change or refine over time. Our failure or perceived failure to pursue or fulfill our stated goals, maintain adequate supporting processes, adhere to our public statements, or comply with applicable reporting requirements could adversely affect our reputation, customer relationships, talent recruitment and retention, and investment attractiveness, and could result in government enforcement actions or private litigation. We may revise, reprioritize, or discontinue certain sustainability initiatives in response to evolving regulations, market conditions, or business priorities, and balancing sustainability objectives with financial performance and operational efficiency may involve tradeoffs. Certain customers and business partners incorporate sustainability-related requirements into procurement decisions and contractual obligations, and our inability to meet such requirements in a timely or cost-effective manner could result in reduced demand, lost business opportunities, or more restrictive contract terms.
Climate change regulation could disrupt our operations and supply chain and increase our costs.
In many of the countries in which we operate, governmental bodies have enacted or are considering legislation and regulations in response to climate change, including climate-specific due diligence and carbon pricing frameworks such as the EU Corporate Sustainability Due Diligence Directive ("CSDDD") and the EU Taxonomy, that may directly or indirectly affect our operations and supply chain. Compliance may require increased energy, production, transportation, and raw material costs, higher capital expenditures, and higher insurance costs. Inconsistent requirements across jurisdictions may further increase compliance burden. We have committed to reducing our GHG emissions as part of our long-term sustainability strategy and may take additional voluntary steps to mitigate our climate impact. The potential impact of future climate change legislation, regulation, or international accords is uncertain, and any of these developments could have a material adverse effect on our business, results of operations, and financial condition.
Our failure to comply with environmental, health and safety, product stewardship and producer responsibility laws or regulations could adversely affect our business.
We are subject to extensive and changing federal, state, local, and international environmental, health and safety laws and regulations concerning the health and safety of our employees and the generation, use, storage, transportation, discharge, and disposal of hazardous substances used in our manufacturing processes. We are also subject to laws governing the recyclability of products, the materials that may be included in products, and our obligations for product end-of-life disposal, including to dispose of products after end users have finished with them. Applicable regimes include the EU Waste Electrical and Electronic Equipment Directive, China's regulation on electronic information products, and the EU carbon border adjustment mechanism. Violations or alleged violations could lead customers to refuse purchases and could trigger fines, penalties, production suspension, product recalls, or costly changes to operations, procurement, and inventory management. We are responsible for environmental remediation at certain current and former facilities and at certain third-party sites. Some environmental laws impose liability without regard to fault, requiring current or former property owners or operators to investigate, remove, or remediate hazardous substances regardless of when such substances were released. More stringent standards or new findings of contamination could increase our liabilities and costs, and additional environmental matters may arise at sites where no issue is currently known or at sites we may acquire. We have in the past been, and expect in the future to be, subject to certain of these liabilities and cleanup costs. Any of the foregoing could materially adversely affect our business, results of operations, cash flows and financial condition.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY
Risk Management and Strategy
Our cybersecurity risk management program is intended to protect the confidentiality, integrity, and availability of our critical information technology ("IT") systems and data. We have integrated this program into our broader enterprise risk management framework, which is designed to identify, assess, prioritize and mitigate risks across the organization to enhance our resilience and support the achievement of our strategic objectives. We have designed and assess our cybersecurity risk management program based on multiple cybersecurity frameworks, including the National Institute of Standards and Technology Cybersecurity Framework ("NIST 2.0 CSF") and information security standards issued by the International Organization for Standardization, including ISO 27001. These frameworks guide us in identifying, assessing, and managing cybersecurity risks relevant to our business. Our global information security management program is ISO 27001:2022 certified.

Our cybersecurity risk management program is led by our Chief Information Officer (“CIO”) on an interim basis, supported by our security team principally responsible for managing our cybersecurity risk assessment processes, security controls, and detection and response to cybersecurity incidents. Our program includes protocols for preventing, detecting, and responding to cybersecurity incidents, as well as cross-functional coordination of business continuity and disaster recovery plans. Key components of our program include:
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
• annual cybersecurity awareness training for our employees;
•regular assessments of the design and operational effectiveness of the program’s key processes and controls by our internal audit team as well as external consultants; and
• a risk management process for third-party service providers and vendors that includes security due diligence during the selection process, contractual security requirements, and periodic monitoring of adherence to applicable cybersecurity standards.
We maintain a cybersecurity incident response plan that establishes procedures to assess and manage cybersecurity incidents. The plan includes escalation protocols based on the nature and severity of the incident, including escalation to the Audit Committee and the Board when appropriate. We conduct tabletop exercises at least annually to test our incident response procedures, identify gaps, and evaluate team preparedness.

As part of our overall risk mitigation strategy, we maintain insurance coverage intended to address certain aspects of cybersecurity risks. However, this insurance may not be sufficient in type or amount to cover all claims related to cybersecurity breaches, cyberattacks, or other related incidents.

As of the date of this report, we do not believe that any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations or financial condition. Despite our security measures, however, there can be no assurance that we, or third parties with which we interact, will not experience a cybersecurity incident in the future that could materially affect us. For more information on our cybersecurity-related risks, see Item 1A, "Risk Factors - A breach of our IT or physical security systems, or a cybersecurity incident affecting our operations, products, or third parties upon which we rely, could materially disrupt our business, damage our reputation, and expose us to significant costs and liability."

Governance

The Audit Committee of our Board of Directors has primary oversight responsibility for cybersecurity risks and other information technology risks. This oversight includes reviewing our plans to mitigate cybersecurity risks and our preparedness to respond to data breaches or other cybersecurity incidents.

The Audit Committee receives reports on cybersecurity matters at least quarterly from our Chief Information Security Officer ("CISO") (and currently on an interim basis, our CIO). These reports cover a range of topics, including our cybersecurity risk profile, the current and emerging threat landscape, the status of ongoing cybersecurity initiatives, incident reports, and the results of internal and external assessments. The Audit Committee also annually reviews the adequacy and effectiveness of our information security policies and related internal controls, and receives periodic updates from our internal audit function on the results of cybersecurity audits and related mitigation activities. The Chair of the Audit Committee reports to the full Board on these matters as appropriate.

The full Board also receives briefings on cybersecurity matters annually from our CISO (and currently on an interim basis, our CIO). In addition, Board members periodically receive presentations on cybersecurity topics from external experts as part of the Board’s continuing education and overall risk oversight responsibilities.

At the management level, our CIO has assumed interim oversight of our enterprise-wide cybersecurity program following the departure of our former CISO in April 2026. In this role, he monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through participation in the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. Our CIO reports to our Chief Operating Officer, a member of our executive leadership team.

Our CIO has over 20 years of experience in information technology and has led teams in the design, implementation, and continuous improvement of enterprise-wide digital and cybersecurity programs. Our CIO has managed material risks from cybersecurity threats, including the development and operation of incident response plans. Our CIO holds a Bachelor's degree in Computer Engineering and a Master's degree in Information Technology.
ITEM 2.    PROPERTIES
We own or lease facilities located primarily in the geographies listed below. Our facilities consist of a global network of industrial parks, regional manufacturing operations, and design, engineering and product introduction centers. The majority of the square footage is active manufacturing space used by our ITS, RMS and CPI operating segments. Our facilities are well maintained and suitable for the operations conducted. The productive capacity of our plants is adequate for current needs.
As of March 31, 2026, the square footage of our facilities by region is as follows:

Approximate Square Footage (In millions)
Asia	20.2
Americas	18.6
Europe	11.7
Total (1)	50.5
(1)Consists of 23.9 million square feet in facilities that we own with the remaining 26.5 million square feet in leased facilities.
ITEM 3.    LEGAL PROCEEDINGS
For a description of our material legal proceedings, see note 14 "Commitments and Contingencies" to the consolidated financial statements included under Item 8, which is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET AND SHAREHOLDER INFORMATION
Our ordinary shares are quoted on the Nasdaq Global Select Market under the symbol "FLEX."
As of May 14, 2026, there were 2,678 holders of record of our ordinary shares. This does not include persons whose stock is in nominee or "street name" accounts through brokers.
DIVIDENDS
Since inception, we have not declared or paid any cash dividends on our ordinary shares. We currently do not have plans to pay any cash dividends in fiscal year 2027.
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

The graph below assumes that $100 was invested in our ordinary shares, in the Standard & Poor's 500 Stock Index and in the peer group described above on March 31, 2021 and reflects the annual return through March 31, 2026, assuming dividend reinvestment.
The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, the possible future performances of our ordinary shares.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Flex, the S&P 500 Index, and Peer Group

800
700
600
500
400
300
200
100
0
Index Value
2021
2022
2023
2024
2025
2026
Period Ending
Flex Ltd.
S&P 500 Index
Peer Group

	3/21	3/22	3/23	3/24	3/25	3/26
Flex Ltd.	100.00	101.31	125.67	214.81	248.37	491.49
S&P 500 Index	100.00	115.65	106.71	138.59	150.03	176.74
Peer Group	100.00	113.26	156.29	247.60	298.58	717.73
Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2026.
Index Data: Copyright Standard and Poor's, Inc. Used with permission. All rights reserved.

Issuer Purchases of Equity Securities
The following table provides information regarding purchases of our ordinary shares made by us for the period from January 1, 2026 through March 31, 2026.

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 30, 2026	—	$—	—	$1,291,851,904
January 31 - February 27, 2026	1,980,107	$64.64	1,980,107	$1,163,857,329
February 28 - March 31, 2026	1,153,338	$62.43	1,153,338	$1,091,853,311
Total	3,133,445		3,133,445

(1)    On August 6, 2025, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $1.7 billion. This is in accordance with the share purchase mandate whereby our shareholders approved a repurchase limit of 20% of our issued ordinary shares outstanding at the Annual General Meeting held on the same date as the Board authorization. As of March 31, 2026, shares in the aggregate amount of $1.1 billion were available to be repurchased under the current plan.
(2)    During the period from January 1, 2026 through March 31, 2026, all purchases were made pursuant to the program discussed above in open market transactions. All purchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934.
RECENT SALES OF UNREGISTERED SECURITIES
None.

ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data." In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this report, including those set forth under Item 1A, "Risk Factors." Refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, for the results of operations discussion for the fiscal year ended March 31, 2025, compared to the fiscal year ended March 31, 2024, other than as described below with respect to segment results from operations.
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
The Company’s full suite of specialized capabilities includes design and engineering, supply chain, manufacturing, and integrated services, plus a portfolio of power and cooling products. Over time, we have built differentiated scale and expertise across both technology-driven and regulated markets, enabling us to support customers with increasingly complex product, infrastructure, and compliance requirements. We partner with customers across a diverse set of industries including data center, healthcare, industrial, automotive, communications, and lifestyle.
In the fourth quarter of fiscal year 2026, the Company changed how it reports its operating results to its Chief Operating Decision Maker (“CODM”), principally reflecting the growth of Flex’s data center‑related businesses. As a result, the Company reorganized its operating structure and established a new operating and reportable segment, Cloud and Power Infrastructure (“CPI”) and updated its former segments from Flex Agility Solutions and Flex Reliability Solutions to Integrated Technology Solutions (“ITS”) and Regulated Manufacturing Solutions (“RMS”). Certain prior‑period segment information has been recast to conform to the current presentation. The determination of the separate operating and reportable segments is based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics. Refer to note 1 "Organization of the Company" to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further details on the segment change that took place in the fourth quarter of fiscal year 2026.
As of March 31, 2026, we report our financial performance based on three operating and reportable segments as follows
•Integrated Technology Solutions ("ITS"), which is comprised of the following end markets:
◦Communications, high speed networking, enterprise, and satellite communications systems
◦Lifestyle, premium products across commercial, home and personal product categories
•Regulated Manufacturing Solutions ("RMS"), which is comprised of the following end markets:
◦Industrial, mission-critical automation, energy, and industrial infrastructure
◦Automotive, compute and power electronics platforms, and integrated systems
◦Healthcare, regulated manufacturing for medical devices, drug delivery and equipment
•Cloud and Power Infrastructure ("CPI"), which is comprised of the following end markets:
◦Cloud and Cooling, integrated compute systems supporting power‑dense digital infrastructure deployments, and advanced liquid cooling solutions supporting higher-density, power-intensive rack architectures
◦Power, utility and facility‑level electrical infrastructure enabling reliable, scalable power delivery and high-density rack- and board-level power systems supporting power-intensive compute workloads
In fiscal year 2025, we formally introduced the next phase in our strategic evolution, our EMS + Products + Services approach. This hybrid model is focused on strengthening our core manufacturing and supply chain capabilities while expanding our portfolio of proprietary products and value-added services to maximize value creation for customers. To advance this approach, we completed several strategic acquisitions in fiscal year 2025 that enhanced our differentiated portfolio to address critical data center customer challenges around power, heat and scale. These included the acquisitions of JetCool to expand direct-to-chip liquid cooling capabilities and Crown to increase critical power capabilities while adding opportunities in grid modernization. We continued with the acquisition of a power facility in Poland in fiscal year 2026 and the acquisition of Electrical Power Products in May 2026.
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
Cloud and Power Infrastructure (CPI) Segment Spin-off
On May 5, 2026, we announced our intention to separate our CPI segment from Flex and into an independent, publicly traded company (“SpinCo”). The separation of CPI into SpinCo will create a separate publicly traded company focused on data center power, digital infrastructure and power, thermal and compute integration. The spin-off of CPI from Flex is expected to be completed in the first quarter of calendar 2027 and is subject to certain customary conditions, including, among others, the approval of Flex’s Board of Directors, shareholders, and the High Court of the Republic of Singapore and the SEC declaring SpinCo’s Form 10 registration statement effective. Subsequent to the spin-off of CPI from Flex, Flex will continue as an advanced manufacturing and supply chain solutions business consisting of our ITS and RMS segments. There can be no assurance that any spin-off transaction will ultimately occur or, if one does occur, of its terms or timing. See Item 1A, "Risk Factors - Planned Spin-off Risks—The planned spin-off of our Cloud and Power Infrastructure businesses may not be completed on the terms or timeline currently contemplated, if at all, and there is no guarantee that the spin-off, if completed, will achieve the intended financial, strategic, and operational benefits.".
Nextracker Spin-off
In February 2023, our former subsidiary, Nextracker, completed an initial public offering (the "IPO") of its Class A common stock followed by a follow-on offering in July 2023, after which we continued to consolidate Nextracker as an operating segment. In January 2024, we completed the Nextracker spin-off and Nextracker became a fully independent public company and we no longer consolidate Nextracker in our financial results.
Nextracker’s historical results are presented as discontinued operations. See note 7 "Discontinued Operations & Noncontrolling Interest" to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further information. Unless otherwise indicated, any reference to income statement items in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" refers to results from continuing operations.
Update on Component Shortages and Logistical Constraints on our Business
Component shortages experienced in the recent past have largely subsided, however logistical constraints persist which have increased freight costs. We continue to monitor potential supply chain disruptions, as a result of emerging and evolving geopolitical tensions and tariff implementations. For further information, refer to "Risk Factors - Supply chain disruptions and demand forecasting failures have in the past adversely affected, and could in the future adversely affect, our ability to meet customer demand, and lead to higher costs, or result in excess or obsolete inventory." and "—Global economic conditions and geopolitical uncertainty have in the past adversely affected, and could in the future adversely affect, our business, results of operations, financial condition, and access to capital markets."

Russian Invasion of Ukraine and Middle East Conflicts
We continue to monitor and respond to the conflict in Ukraine and the associated sanctions and other restrictions. We also are monitoring and responding to the Israel-Hamas conflict and recent U.S. military operations in Iran. As of the date of this report, there is no material impact to our business operations and financial performance in Ukraine and Israel. The full impact of the conflicts on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflicts and their impact on regional and global economic conditions. We will continue to monitor the conflicts and assess the related restrictions and other effects and pursue prudent decisions for our team members, customers, and business.
During the fiscal year ended March 31, 2026, we recognized $51 million in asset impairments, inventory write-downs and other charges as a result of a missile strike on our Mukachevo, Ukraine facility in Western Ukraine on August 21, 2025. The missile strike represents an unusual and infrequent event as hostilities related to the Russian invasion of Ukraine have been primarily focused in Eastern Ukraine. The missile strike caused substantial physical damage and disrupted normal operations at the facility. In response, we activated contingency manufacturing plans and transitioned production to alternative facilities. As restoration activities progress in Mukachevo, we expect to incur additional immaterial near-term inefficiencies. The total $51 million expense is included in restructuring and impairment charges in the consolidated statements of operations. For further information, refer to Item 1A, "Risk Factors - Global economic conditions and geopolitical uncertainty have in the past adversely affected, and could in the future adversely affect, our business, results of operations, financial condition, and access to capital markets."
Tariffs
The U.S. tariffs initially announced in April 2025, which continue to evolve, and other countries' potential retaliatory tariffs and import/export restrictions may materially increase our product input costs and negatively affect global economic conditions, contracting customer demand. As a contract manufacturer, we expect to recover the cost of tariffs by passing tariff costs to our customers which would increase net sales, decrease operating income margins, and negatively affect operating cash flow timing as we recover paid tariffs from our customers. During the fiscal year ended March 31, 2026, tariff costs paid and recoveries from our customers impacted our revenues and costs of goods by approximately one percent and had a negligible impact on our profitability. If, in the future, we are no longer able to fully pass through these tariffs, our results from operations and cash flows would be negatively impacted. On February 20, 2026, the U.S. Supreme Court struck down tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") and on April 20, 2026 the U.S. government opened a system to facilitate refunds for IEEPA tariffs paid. We are considering our options with respect to claims for refunds on tariffs paid and do not expect that any refunds received would have a material effect on Flex's financial position or performance. We will continue to monitor changes in global trade policy and employ measures to mitigate the impact of tariffs and leverage competitive opportunities. However, despite these efforts, the Company may not be able to fully mitigate the impact of changes in trade policies. For further information, refer to Item 1A, "Risk Factors - Tariffs, trade restrictions, export controls, and changes in trade policy, including heightened trade volatility and uncertainty regarding trade agreements, have in the past adversely affected, and could in the future adversely affect, our business, results of operations, and financial condition."
Business Overview
We are one of the world's largest providers of global supply chain solutions, with revenues from continuing operations of $27.9 billion in the fiscal year ended March 31, 2026. We have established an extensive network of manufacturing facilities in the world's major markets (Asia, the Americas, and Europe) to serve the outsourcing needs of both multinational and regional customers. We design, build, ship, and service products for our customers through a network of more than 100 facilities across approximately 30 countries on four continents. As of March 31, 2026, our total active manufacturing capacity was approximately 27 million square feet. The following tables set forth the relative percentages and dollar amounts of net sales by region and by country, and net property and equipment, by country, based on the location of our manufacturing sites:

	Fiscal Year Ended March 31,
	2026		2025
	(In millions)
Net sales by region:
Americas	$13,820	50%	$12,656	49%
Asia	8,401	30%	7,701	30%
Europe	5,693	20%	5,456	21%
	$27,914		$25,813

Net sales by country:
Mexico	$6,994	25%	$6,854	27%
U.S.	5,186	19%	4,162	16%
China	4,494	16%	4,319	17%
Malaysia	2,967	11%	2,379	9%
Brazil	1,558	6%	1,552	6%
Hungary	1,327	5%	1,316	5%
Other	5,388	18%	5,231	20%
	$27,914		$25,813

	Fiscal Year Ended March 31,
	2026		2025
	(In millions)
Property and equipment, net:
Mexico	$891	36%	$815	35%
U.S.	443	18%	376	16%
China	306	12%	293	13%
Malaysia	191	8%	163	7%
Hungary	165	7%	140	6%
Brazil	79	3%	83	4%
Other	430	16%	460	19%
	$2,505		$2,330
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
•the impacts on our business due to supply chain issues, including component shortages, disruptions in transportation or other supply chain related constraints including disruptions in international commerce as a result of disruptions in the Strait of Hormuz and the Red Sea, including as a result of attacks on shipping vessels;
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
Net sales for fiscal year 2026 increased 8%, or $2.1 billion, to $27.9 billion from the prior year. Net sales for our ITS segment decreased $0.2 billion, or 2%, from the prior year, primarily driven by a 9% decrease in our Lifestyle business, partially offset by a 6% increase in our Communications business. Net sales for our RMS segment increased $0.5 billion, or 5%, from the prior year, primarily driven by an increase in net sales of 13% in our Industrial business and a 5% increase in our Healthcare business, partially offset by a 2% decrease in our Automotive business. Net sales for our CPI segment increased $1.8 billion or 38% from the prior year driven by increased demand across our Cloud and Cooling and Power businesses. Our fiscal year 2026 gross profit totaled $2.6 billion, representing an increase of $0.4 billion, or 19%, from the prior year. The increase was primarily driven by an increase in gross profit margin due to improved product mix with most of the revenue growth in higher margin businesses combined with operational efficiencies. Our net income from continuing operations totaled $0.9 billion, representing an increase of $42 million, or 5%, compared to fiscal year 2025, due to the factors explained above.
Cash provided by operating activities increased by $0.2 billion in fiscal 2026 as compared with fiscal 2025, as a result of higher profitability and favorable working capital movements. Refer to "Liquidity and Capital Resources" below for further details of changes in net working capital.
We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and to fund certain other activities. Our free cash flow is defined as cash provided by operating activities, less purchases of property and equipment and proceeds from the disposition of property and equipment to present adjusted cash flows on a consistent basis for investor transparency. Our free cash flow was $1.1 billion and $1.1 billion for fiscal years 2026 and 2025, respectively. Refer to "Liquidity and Capital Resources" below for the free cash flows reconciliation to the most directly comparable GAAP financial measure of net cash provided by operating activities.
Cash used in investing activities decreased by $0.1 billion to a cash outflow of $0.7 billion for fiscal year 2026, compared with a cash outflow of $0.8 billion for fiscal year 2025, primarily due to a reduction of $0.4 billion on acquisitions, partially offset by an increase in capital expenditures of $0.2 billion. Cash used in financing activities increased by $0.1 billion to a cash outflow of $0.9 billion for fiscal year 2026, primarily driven by a reduction of $0.4 billion of borrowings and $0.3 billion lower share repurchases.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Due to global economic conditions, including the impact of ongoing trade conflicts and tariffs, and geopolitical conflicts (including the Russian invasion of Ukraine, the Israel-

Hamas conflict, and recent U.S. military operations in Iran), there has been and we expect there will continue to be uncertainty and disruption in the global economy and financial markets. We have made estimates and assumptions taking into consideration certain possible impacts due to the foregoing factors. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.
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
Carrying Value of Long-Lived Assets
We review property and equipment and acquired amortizable intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. An impairment loss is recognized when the carrying amount of the asset group exceeds its fair value. Recoverability of property and equipment and acquired amortizable intangible assets are measured by comparing their carrying amount to the projected cash flows the assets are expected to generate. If such asset groups are determined to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the property and equipment and acquired amortizable intangible assets exceeds fair value. Our judgments regarding projected cash flows for an extended period of time and the fair value of assets may be impacted by changes in market conditions, the general business environment and other factors including geopolitical conflicts (including the Russian invasion of Ukraine, the Israel-Hamas conflict and recent U.S. military operations in Iran), which remain highly uncertain and unpredictable. To the extent our estimates relating to cash flows and fair value of assets change adversely we may have to recognize material impairment charges in the future.
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
The data below, and discussion that follows, represents our results from operations, and relative percentages.

	Fiscal Year Ended March 31,
	2026	2025
Net sales	100.0%	100.0%
Cost of sales	90.6	91.4
Restructuring charges	0.2	0.2
Gross profit	9.2	8.4
Selling, general and administrative expenses	3.8	3.5
Restructuring and impairment charges	0.3	0.1
Intangible amortization	0.2	0.3
Operating income	4.9	4.5
Interest expense	0.8	0.8
Interest income	0.2	0.2
Other charges (income), net	0.1	(0.1)
Equity in earnings (losses) of unconsolidated affiliates	(0.1)	—
Income from continuing operations before income taxes	4.1	4.0
Provision for (benefit from) income taxes	0.9	0.8
Net income attributable to Flex Ltd.	3.2%	3.2%
Net sales
The following table sets forth our net sales by segment, and their relative percentages:

	Fiscal Year Ended March 31,
	2026		2025		2024
Net sales:	(In millions)
Integrated Technology Solutions	$11,109	40%	$11,336	44%	$12,636	48%
Regulated Manufacturing Solutions	10,191	36%	9,678	37%	10,535	40%
Cloud and Power Infrastructure	6,614	24%	4,799	19%	3,244	12%
	$27,914		$25,813		$26,415
Net sales for the fiscal year ended March 31, 2026 totaled $27.9 billion, representing an increase of $2.1 billion, or 8%, from $25.8 billion for the fiscal year ended March 31, 2025. Net sales for our ITS segment decreased $0.2 billion, or 2%, from fiscal year 2025, mainly due to a 9% decrease in our Lifestyle business as demand weakened in consumer end markets. This was offset by a 6% increase in our Communications business due to stronger demand. Net sales in our RMS segment increased $0.5 billion, or 5%, from fiscal year 2025, driven primarily by an increase in net sales of 13% in our Industrial business which was driven by stronger demand and the contribution from our acquisition of the manufacturing facility in Orangeburg, South Carolina in February 2025. Additionally, revenue from our Healthcare business increased by 5% driven by higher demand for medical equipment. This was partially offset by a 2% decrease in our Automotive business due to weaker demand. Net sales in our CPI segment increased by $1.8 billion, or 38% from fiscal year 2025, driven by a 29% increase in our Cloud and Cooling business and 61% growth in our Power business. The overall growth in CPI is primarily related to increased demand in the data center market and $0.2 billion related contributions from acquisitions in the United States and Poland.
Net sales for the fiscal year ended March 31, 2025 decreased by $0.6 billion, or 2% from $26.4 billion for the fiscal year ended March 31, 2024. Net sales for the ITS segment decreased by $1.3 billion or 10% as weak demand in the Communications business decreased revenue by 19% while net sales for the Lifestyle business were flat. Net sales in our RMS segment decreased $0.9 billion, or 8%, from fiscal year 2024, driven primarily by a decrease in net sales of 17% in our Industrial business which was driven by weaker demand in renewables, clean energy and industrial devices, a 3% decrease in our Automotive business, and a 3% decrease in our Health Solution business, primarily driven by softening demand in medical equipment, partially offset by increased demand for medical devices. Net sales for the CPI segment increased by $1.6 billion or 48% from $3.2 billion in fiscal year 2024. This was driven by a 58% increase in demand in the Cloud and Cooling business and 26% growth in our Power business, with a partial year contribution from the Crown acquisition.
Net sales for the fiscal year ended March 31, 2026 increased $1.2 billion to $13.8 billion in the Americas, increased $0.7 billion to $8.4 billion in Asia, and increased $0.2 billion to $5.7 billion in Europe.
Our ten largest customers during fiscal years 2026 and 2025 accounted for 45% and 44% of net sales, respectively. We maintain a diverse portfolio which allows us to operate at scale in many different industries, and, as a result, no customer accounted for greater than 10% of net sales in fiscal year 2026 or 2025.
Cost of sales
Cost of sales is affected by a number of factors, including the number and size of new manufacturing programs, product mix, labor cost fluctuations by region, component costs and availability and capacity utilization.
Cost of sales during fiscal year 2026 totaled $25.3 billion, representing an increase of $1.7 billion, or 7% from $23.6 billion during fiscal year 2025. The increase in cost of sales is less than the associated increase in net sales of 8%, as a result of favorable product mix with increases in revenue in higher margin Cloud and Power as well as cost actions taken during the period. Cost of sales in our ITS segment decreased $0.3 billion, or 3%, from fiscal year 2025 as a result of decreased sales and favorable product mix. Cost of sales in our RMS segment for fiscal year 2026 increased $0.4 billion, or 4%, from fiscal year 2025, due to 5% sales growth partially offset by cost reductions and favorable product mix. Cost of sales in our CPI segment for fiscal year 2026 increased $1.6 billion or 40%, from fiscal year 2025, in excess of the 38% sales growth as costs to ramp new contracts impacted margins.
Cost of sales for the fiscal year ended March 31, 2025 decreased by $0.8 billion, or 3% from $24.4 billion in fiscal year 2024. The decrease in cost of sales is greater than the associated decrease in consolidated sales of 2%, as a result of favorable product mix with increases in revenue in higher margin Cloud and Power as well as cost actions taken during the period. Cost of sales in ITS decreased $1.3 billion, or 11%, from fiscal year 2024. This decrease was in excess of the 10% decrease in net sales during the year as sales remained steady in the higher margin Lifestyle business. Cost of sales in RMS for fiscal year 2025 decreased $0.8 billion, or 8%, from fiscal year 2024, in line with the decrease in net sales for the segment. Cost of sales in CPI for fiscal year 2025 increased $1.3 billion or 47%, consistent with sales growth for the segment.
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
Gross profit during fiscal year 2026 increased $0.4 billion to $2.6 billion, or 9.2% of net sales, from $2.2 billion, or 8.4% of net sales, during fiscal year 2025. The increase in gross profit during fiscal year 2026 was due to the factors discussed above as well as lower restructuring costs in fiscal year 2026.
Segment income
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, certain restructuring charges, customer-related asset impairment charges or recoveries, legal and other, interest expense, interest income, other charges (income), net, and equity in earnings of unconsolidated affiliates. A portion of depreciation is allocated to the respective segments, together with other general corporate, research and development and administrative expenses.
The following table sets forth segment income and margins. Segment margins in the table below may not recalculate exactly due to rounding.

	Fiscal Year Ended March 31,
	2026		2025		2024
	(In millions)
Segment income:
Integrated Technology Solutions	$596	5.4%	$541	4.8%	$489	3.9%
Regulated Manufacturing Solutions	611	6.0%	505	5.2%	540	5.1%
Cloud and Power Infrastructure	610	9.2%	492	10.2%	306	9.4%
ITS segment margin increased 60 basis points, to 5.4% for fiscal year 2026, from 4.8% for fiscal year 2025. The margin increase during the period was driven by improvement in the Communications business with strong execution, product mix and cost actions taken. ITS segment margin increased 90 basis points for fiscal year 2025, from 3.9% in fiscal year 2024. The margin increased in both Communications and Lifestyle businesses from strong execution, product mix and cost actions taken.
RMS segment margin increased 80 basis points, to 6.0% for fiscal year 2026, from 5.2% for fiscal year 2025. The margin increase in the RMS segment was primarily driven by strength in the Industrial business with increased productivity, favorable mix and cost actions taken. RMS segment margin increased by 10 basis points for fiscal year 2025, from 5.1% for fiscal year 2024, with an increase in Healthcare margins offsetting weakness in Industrial and Automotive.
CPI segment margin decreased 100 basis points, to 9.2% for fiscal year 2026. The margin decrease in the CPI segment was primarily driven by the costs to ramp the business and unfavorable mix in the Cloud and Cooling business, partially offset by faster growth in the higher margin Power business. CPI segment margin increased by 80 basis points for fiscal year 2025. The margin increased in both Power and Cloud and Cooling reflecting favorable product mix and strong execution.
Restructuring and impairment charges
During fiscal year 2026, we committed to targeted restructuring activities to improve operational efficiency by reducing excess workforce capacity. As a result, we recognized $87 million of restructuring charges, primarily related to employee severance. During fiscal year 2025, we recognized $86 million of restructuring charges, also primarily related to employee severance. Additionally, in fiscal year 2026 we also recognized $51 million in impairment and other charges related to a missile strike on our Mukachevo, Ukraine facility as discussed in the Overview section above.
Refer to note 16 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our restructuring activities.
Selling, general and administrative expenses
Selling, general and administrative expenses ("SG&A") totaled $1.1 billion, during fiscal year 2026, compared to $904 million during fiscal year 2025, increasing by $148 million. The increase was primarily driven by an increase in labor and infrastructure costs in line with growth of the business as well as a $44 million increase in legal and other costs associated with portfolio optimization projects, including the anticipated spin-off of the CPI segment.
Intangible amortization
Amortization of intangible assets was $68 million and $70 million in fiscal years 2026 and 2025, respectively. The change of $2 million was due to certain intangible assets becoming fully amortized, partially offset by amortization related to acquisitions from fiscal years 2025 and 2026.
Interest expense
Interest expense was $215 million during fiscal year 2026, compared to $218 million during fiscal year 2025, decreasing $3 million primarily due to lower costs from reduced factoring of accounts receivable during the year, partially offset by higher average debt balances during the year and higher interest rates on refinanced notes.
Interest income
Interest income was $51 million during fiscal year 2026, compared to $61 million during fiscal year 2025, decreasing $10 million primarily due to lower interest rates and lower average cash balances.

Other charges (income), net
During fiscal year 2026, we recorded $30 million of other charges, net, compared to $14 million of other income, net, in fiscal year 2025. The charge in fiscal year 2026 largely related to unfavorable foreign exchange movements and an impairment of a non-core unconsolidated investment. The income in fiscal year 2025 predominantly resulted from a gain on bargain purchase of $19 million on an acquisition occurring during the fourth quarter of fiscal year 2025.
Refer to notes 17 and 19 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our other charges (income), net and business acquisitions and divestitures.
Equity in earnings (losses) of unconsolidated affiliates
During fiscal year 2026, we recorded $31 million of equity in losses of unconsolidated affiliates, compared to $3 million of losses during fiscal year 2025. The increase during fiscal year 2026 was primarily due to losses related to a specific venture capital fund.
Income taxes

	Fiscal Year Ended March 31,
	2026		2025
	Amount	Effective Tax Rate	Amount	Effective Tax Rate
	(In millions, except percentages)
Provision for (benefit from) income taxes	$263	23.0%	$185	18.1%
We work to ensure that we accrue and pay the appropriate amount of income taxes according to the laws and regulations of each jurisdiction in which we operate. The consolidated effective tax rates were 23.0% and 18.1% for the fiscal years 2026 and 2025, respectively. The effective income tax rate differed for the fiscal year ended March 31, 2026, compared to the fiscal year ended March 31, 2025, primarily due to: (i) recognition of a $19 million tax provision in the fiscal year ended March 31, 2026 related to a definitive settlement agreement with a foreign tax authority for the fiscal years 2010 through 2020, (ii) a $26 million tax benefit related to prior years interest recoverable by one of our Brazilian subsidiaries during the fiscal year ended March 31, 2025 and (iii) a change in the jurisdictional mix of earnings. The effective rate varies from the Singapore statutory rate of 17.0% in each year as a result of recognition of earnings in different jurisdictions (we generate most of our revenues and profits from operations outside of Singapore), operating loss carryforwards, income tax credits, release of previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effects of certain tax holidays and incentives granted in certain countries in which the Company is located. Refer to note 15 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion.
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
The OECD Pillar Two Global Anti-Base Erosion (“GloBE”) model rules, issued under the OECD Inclusive Framework on Base Erosion and Profit Shifting, introduced a global minimum tax of 15% applicable to multinational enterprise groups with consolidated financial statement revenue in excess of €750 million. Numerous foreign jurisdictions have already enacted tax legislation based on the GloBE rules, with some effective as early as January 1, 2024. As of March 31, 2026, these changes did not have a material impact to our effective income tax rate for the fiscal year ended March 31, 2026.
On July 4, 2025, The One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA makes permanent various provisions of the Tax Cuts and Jobs Act which otherwise would have expired as well as makes significant modifications to the U.S. international tax framework. The Company does not expect a material impact to the consolidated financial statements from the OBBBA, however, the Company will continue to monitor developments and evaluate any potential future impacts.
Net income from continuing operations
Net income from continuing operations was $880 million during fiscal year 2026, compared to $838 million during fiscal year 2025, driven by the factors outlined above.

LIQUIDITY AND CAPITAL RESOURCES
We continuously evaluate our ability to meet our obligations over the next 12 months and have proactively adjusted our capital structure to improve maturities and liquidity. We expect that our current financial condition, including our liquidity sources, are adequate to fund current and future commitments. As of March 31, 2026, we had cash and cash equivalents of $2.4 billion and bank and other borrowings of $3.8 billion. We have a $2.75 billion revolving credit facility under which we had no borrowings outstanding as of March 31, 2026. As of March 31, 2026, we were in compliance with the covenants under all of our credit facilities and indentures and expect to remain in compliance with the covenants in the upcoming 12 months.
Our cash balances are held in numerous locations throughout the world. As of March 31, 2026, 62% of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated, under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore ($0.9 billion as of March 31, 2026). Repatriation could result in an additional income tax payment; however, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.
Fiscal Year 2026
Cash provided by operating activities was $1.7 billion during fiscal year 2026. The total cash provided by operating activities resulted primarily from $0.9 billion of net income for the period plus $0.9 billion of non-cash charges such as depreciation, amortization, non-cash lease expense, restructuring and impairment charges, deferred income taxes and stock-based compensation. These cash inflows were partially offset by a net change in our operating assets and liabilities of $0.1 billion as the growth in inventory, contract assets, other current assets, and accounts receivable were offset by an increase in accounts payable and other current liabilities.
We believe net working capital is a key metric that measures our liquidity. Net working capital is calculated as current assets less current liabilities. Net working capital increased by $1.3 billion to $4.3 billion as of March 31, 2026 from $3.0 billion as of March 31, 2025. This increase was primarily driven by a $1.2 billion decrease in the current portion of our long-term debt as amounts falling due were repaid. Other movements largely offset each other with a $1.0 billion increase in the net accounts receivable, a $1.2 billion increase in other current assets, principally customer controlled inventory, and a $0.8 billion increase in inventory, offset by a $2.9 billion increase in accounts payable.
Cash used in investing activities totaled $0.7 billion during fiscal year 2026. This was primarily driven by $0.6 billion of capital expenditures for property and equipment to continue expanding capabilities and capacity in support of our business growth. Refer to note 19 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our business acquisitions and divestitures.
Cash used in financing activities was $0.9 billion during fiscal year 2026. This was primarily driven by $0.9 billion of cash paid for the repurchase of our ordinary shares as debt repayments and borrowings largely offset each other. Refer to note 9 and note 20 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for additional details.
Fiscal Year 2025
Cash provided by operating activities was $1.5 billion during fiscal year 2025. The total cash provided by operating activities resulted primarily from $0.8 billion of net income for the period plus $0.8 billion of non-cash charges such as depreciation, amortization, non-cash lease expense, restructuring and impairment charges, deferred income taxes and stock-based compensation. Non-cash charges were in line with the prior year with the exception of deferred income taxes that were significantly impacted in fiscal year 2024 by discrete events in the year. These cash inflows of $1.6 billion were partially offset by a net change in our operating assets and liabilities of $0.1 billion as the reduction in inventory and increase in payables compared to fiscal year 2024 were offset by increases in accounts receivable, contract assets and a decrease in working capital advances.
We believe net working capital is a key metric that measures our liquidity. Net working capital is calculated as current assets less current liabilities. Net working capital decreased by $1.5 billion to $3.0 billion as of March 31, 2025 from $4.5 billion as of March 31, 2024. This decrease was primarily driven by a $1.2 billion increase in the current portion of long-term debt as two notes matured within twelve months of March 31, 2025. Additional factors include a $1.1 billion decrease in inventory and a $0.7 billion increase in accounts payable being partially offset by a $0.6 billion increase in accounts receivable, net, a $0.4 billion increase in contract assets and working capital advances decreasing by $0.6 billion as inventory levels reduced.
Cash used in investing activities totaled $0.8 billion during fiscal year 2025. This was primarily driven by $0.4 billion of cash paid for the acquisitions of the Orangeburg manufacturing facility, Crown and JetCool, net of cash acquired, and $0.4 billion of capital expenditures for property and equipment to continue expanding capabilities and capacity in support of our businesses. Refer to note 19 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for further discussion of our business acquisitions and divestitures.
Cash used in financing activities was $0.8 billion during fiscal year 2025. This was primarily driven by $1.3 billion of cash paid for the repurchase of our ordinary shares, partially offset by $0.5 billion of proceeds from borrowings. Refer to note 9 and note 20 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for additional details.
Free Cash Flow
We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our free cash flow is defined as net cash provided by operating activities, less purchases of property and equipment and proceeds from the disposition of property and equipment. Our free cash flow was $1.1 billion for both fiscal years 2026 and 2025. Free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Free cash flows reconcile to the most directly comparable GAAP financial measure of net cash provided by operating activities as follows:

	Fiscal Year Ended March 31,
	2026	2025
	(In millions)
Net cash provided by operating activities	$1,685	$1,505
Purchases of property and equipment	(633)	(438)
Proceeds from the disposition of property and equipment	8	15
Free cash flow	$1,060	$1,082
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
We maintain a commercial paper program which provides short-term financing under which there were no borrowings outstanding as of March 31, 2026.
Historically, we have funded operations from cash and cash equivalents generated from operations, proceeds from public offerings of equity and debt securities, bank debt and lease financings. We may enter into debt and equity financings, sales of accounts receivable and lease transactions to fund acquisitions and anticipated growth as needed
Historically, we have been successful in refinancing and extending the maturity dates on our term loans and credit facilities. In July 2025, the Company entered into a new $2.75 billion credit facility (“2030 Credit Facility”) which matures in July 2030 and consists of a $2.75 billion revolving credit facility with a sub-limit of $400 million available for swing line loans and a sub-limit of $200 million available for the issuance of letters of credit. The 2030 Credit Facility replaced the previous $2.5 billion credit facility, which was due to mature in July 2027. Refer to note 9 "Bank Borrowings and Long-Term Debt" to the consolidated financial statements included in Item 8, "Financial Statements and Supplementary Data" for additional information.

On April 30, 2026, the Company entered into, and fully drew down, a credit agreement which provides a senior delayed draw term loan credit facility in an aggregate commitment amount of $1.45 billion. Refer to note 22 "Subsequent Events" to the consolidated financial statements included under in Item 8, "Financial Statements and Supplementary Data" for additional information.
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
Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $1.7 billion in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 6, 2025. During fiscal year 2026, we paid $0.9 billion to repurchase shares under the current and prior repurchase plans at an average price of $49.08 per share. As of March 31, 2026, shares in the aggregate amount of $1.1 billion were available to be repurchased under the current plan.
Warrant
On August 15, 2025, we issued a warrant (the “Warrant”) to Amazon.com NV Investment Holdings LLC, a wholly-owned subsidiary of Amazon.com, Inc. (“Parent”) to purchase up to an aggregate of 3,859,851 ordinary shares of the Company (“Warrant Shares”) at an exercise price of $51.29 per share. The Warrant allows for cashless exercise and expires on August 15, 2030. The Warrant Shares are subject to vesting based on qualifying payments (as defined in the Warrant) for the purchase of all products and services by or on behalf of Parent and its affiliates over the term of the Warrant. The expense associated with the Warrant Shares will be recorded as a deduction to revenue as the customer purchases products and services over the vesting period. The Company recorded charges of $7 million related to the Warrant during the fiscal year ended March 31, 2026.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Refer to note 9 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data" for details of our debt obligations.
In addition, we have leased certain of our property and equipment under finance lease commitments, and certain of our facilities and equipment under operating lease commitments. The following table summarizes current and non-current material cash requirements as of March 31, 2026 including future payments due under our debt including finance leases and related interest obligations and operating leases (amounts may not sum due to rounding):

	Total	1 Year or Less	2 - 3 Years	4 - 5 Years	Greater Than 5 Years
	(In millions)
Contractual Obligations:
Bank borrowings, long-term debt and finance lease obligations:
Bank borrowings and long-term debt	$3,768	$—	$928	$1,384	$1,456
Interest on long-term debt obligations	827	177	292	178	180
Operating leases, net of subleases	811	175	281	179	176
Capital expenditures	286	257	29	—	—
Restructuring costs	63	63	—	—	—
Total contractual obligations	$5,755	$672	$1,530	$1,741	$1,812
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
A portion of our exposure to market risk for changes in interest rates relates to our highly liquid investment portfolio, with maturities of three months or less from original dates of purchase and are classified as cash equivalents on our consolidated balance sheet. We do not use derivative financial instruments in our highly liquid investment portfolio. We place cash and cash equivalents with various major financial institutions and highly rated money market accounts. Our investment policy has strict guidelines focusing on preservation of capital. The portfolio is comprised of various instruments including term deposits with banks, marketable securities and money market accounts. Our cash is principally invested in the U.S. dollar and China renminbi serving as a natural hedge of our renminbi denominated costs. As of March 31, 2026, the outstanding amount in the highly liquid investment portfolio was $1.6 billion, the largest components of which were U.S. dollar, Indian rupee, Brazilian real and Hong Kong dollar denominated money market accounts with an average return of 3.1%. A hypothetical 10% change in interest rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.
As of March 31, 2026, the approximate average fair value of our debt outstanding under our Notes due January 2028, June 2029, May 2030, January 2032, and November 2035 was 99.8% of the face value of the debt obligations based on broker trading prices in active markets.
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
We endeavor to maintain a partial or fully hedged position for certain transaction exposures. These exposures are primarily, but not limited to, revenues, customer and vendor payments and inter-company balances in currencies other than the functional currency of the operating entity. The credit risk of our foreign currency derivative contracts is minimized since all contracts are with large financial institutions and accordingly, fair value adjustments related to the credit risk of the counter-party financial institutions were not material. The gains and losses on foreign currency derivative contracts generally offset the losses and gains on the assets, liabilities and transactions hedged. The fair value of currency derivative contracts is reported on the balance sheet. The aggregate notional amount of outstanding contracts as of March 31, 2026 amounted to $7.5 billion and the recorded fair values of the associated assets and liabilities were not material to the Company's consolidated financial position. The majority of these foreign exchange contracts expire in less than three months. They will settle primarily in the Chinese renminbi, Euro, British pound, Malaysian ringgit, Mexican peso, Polish zloty, Hungarian Forint and U.S. dollar.
Based on our overall currency rate exposures as of March 31, 2026, including the derivative financial instruments intended to hedge the nonfunctional currency-denominated monetary assets and liabilities, a significant appreciation or depreciation of the U.S. dollar from its cross-functional rates would not be expected, in the aggregate, to have a material effect on our financial position or performance in the near-term.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Flex Ltd., Singapore
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Flex Ltd. and subsidiaries (the "Company") as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 20, 2026 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Revenue - Variable Consideration and Associated Customer-Related Accruals for Pricing Adjustments - Refer to Notes 2 and 4 to the Consolidated Financial Statements
Critical Audit Matter Description
Certain of the Company’s customer agreements include potential price adjustments which may result in variable consideration. These price adjustments include, but are not limited to, sharing of cost savings, committed price reductions, purchase price variances earned over the period that are contractually required to be paid to the customers, rebates, refunds tied to performance metrics such as on-time delivery, and other periodic pricing resets that may be refundable to customers. The Company estimates the variable consideration related to these price adjustments as part of the total transaction price and recognizes revenue in accordance with the pattern applicable to the performance obligation, subject to a constraint. The Company constrains the amount of revenue recognized for these contractual provisions based on its best estimate of the amount which will not result in a significant reversal of revenue in a future period. The Company determines the amounts to be recognized based on the amount of potential refunds required by the contract, historical experience and other surrounding facts and circumstances. These potential price adjustments are included as part of other current liabilities on the combined balance sheet and disclosed as part of customer-related accruals.

We identified the estimation of variable consideration and the associated customer-related accruals for pricing adjustments as a critical audit matter due to the judgments necessary to determine variable consideration and reassess the variable consideration in subsequent periods for pricing adjustments. This required extensive audit effort and a higher degree of auditor judgment when performing audit procedures to evaluate the reasonableness of the variable consideration and associated customer-related accruals for pricing adjustments.
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
–We obtained and tested the mathematical accuracy of the Company’s calculations of customer related accruals and evaluated the Company’s judgments regarding the amount of variable consideration that should be deferred and the related adjustments recorded to customer-related accruals. In making this evaluation, we considered both the terms included in the customer contract and the Company’s historical experience in settling amounts with the customer.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
May 20, 2026
We have served as the Company's auditor since 2002.

FLEX LTD.
CONSOLIDATED BALANCE SHEETS

	As of March 31,
	2026	2025
	(In millions, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,389	$2,289
Accounts receivable, net of allowance for doubtful accounts	4,679	3,671
Contract assets	1,063	616
Inventories	5,845	5,071
Other current assets	2,356	1,194
Total current assets	16,332	12,841
Property and equipment, net	2,505	2,330
Operating lease right-of-use assets, net	659	562
Goodwill	1,369	1,341
Other intangible assets, net	283	343
Other non-current assets	912	964
Total assets	$22,060	$18,381
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$—	$1,209
Accounts payable	8,055	5,147
Accrued payroll and benefits	671	560
Deferred revenue and customer working capital advances	2,156	1,957
Other current liabilities	1,134	977
Total current liabilities	12,016	9,850
Long-term debt, net of current portion	3,751	2,483
Operating lease liabilities, non-current	565	456
Other non-current liabilities	584	590
Total liabilities	16,916	13,379
Commitments and contingencies (Note 14)
Shareholders' equity
Flex Ltd. shareholders' equity
Ordinary shares, no par value; 371,241,931 and 383,369,073 issued, and 365,690,291 and 377,817,433 outstanding as of March 31, 2026 and 2025, respectively	3,347	4,142
Treasury stock, at cost; 5,551,640 shares	(200)	(200)
Accumulated earnings	2,164	1,284
Accumulated other comprehensive loss	(167)	(224)
Total shareholders' equity	5,144	5,002
Total liabilities and shareholders' equity	$22,060	$18,381

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
	2026	2025	2024
	(In millions, except per share amounts)
Net sales	$27,914	$25,813	$26,415
Cost of sales	25,288	23,584	24,395
Restructuring charges	59	70	155
Gross profit	2,567	2,159	1,865
Selling, general and administrative expenses	1,052	904	922
Restructuring and impairment charges	79	16	20
Intangible amortization	68	70	70
Operating income	1,368	1,169	853
Interest expense	215	218	207
Interest income	51	61	56
Other charges (income), net	30	(14)	44
Equity in earnings (losses) of unconsolidated affiliates	(31)	(3)	8
Income from continuing operations before income taxes	1,143	1,023	666
Provision for (benefit from) income taxes	263	185	(206)
Net income from continuing operations	880	838	872
Net income from discontinued operations, net of tax	—	—	373
Net income	880	838	1,245
Net income attributable to noncontrolling interest	—	—	239
Net income attributable to Flex Ltd.	$880	$838	$1,006

Basic earnings per share from continuing operations	$2.37	$2.14	$2.00
Basic earnings per share from discontinued operations	—	—	0.31
Basic earnings per share attributable to the shareholders of Flex Ltd.	$2.37	$2.14	$2.31

Diluted earnings per share from continuing operations	$2.33	$2.11	$1.98
Diluted earnings per share from discontinued operations	—	—	0.30
Diluted earnings per share attributable to the shareholders of Flex Ltd.	$2.33	$2.11	$2.28

Weighted-average shares used in computing per share amounts:
Basic	371	391	435
Diluted	378	398	441

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
	2026	2025	2024
	(In millions)
Net income	$880	$838	$1,245
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	53	(6)	(19)
Unrealized gain (loss) on derivative instruments and other	4	(23)	18
Comprehensive income	$937	$809	$1,244
Comprehensive income attributable to noncontrolling interest	—	—	239
Comprehensive income attributable to Flex Ltd.	$937	$809	$1,005

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary Shares			Accumulated Other Comprehensive Loss					Total
	Shares Outstanding	Amount	Accumulated Earnings (Deficit)	Unrealized Gain (Loss) on Derivative Instruments And Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Gain (Loss)	Total Flex Ltd. Shareholders' Equity	Noncontrolling Interest	Shareholders' Equity
	(In millions)
BALANCE AT MARCH 31, 2023	450	$6,105	$(560)	$(14)	$(180)	$(194)	$5,351	$355	$5,706
Spin-off of Nextracker	—	(492)	—	—	—	—	(492)	(480)	(972)
Nextracker follow-on transactions and distribution	—	607	—	—	—	—	607	(114)	493
Repurchase of Flex Ltd. ordinary shares at cost	(51)	(1,298)	—	—	—	—	(1,298)	—	(1,298)
Issuance of Flex Ltd. vested shares under restricted share unit awards	9	—	—	—	—	—	—		—
Net income	—	—	1,006	—	—	—	1,006	239	1,245
Stock-based compensation	—	152	—	—	—	—	152	—	152
Total other comprehensive gain (loss)	—	—	—	18	(19)	(1)	(1)	—	(1)
BALANCE AT MARCH 31, 2024	408	5,074	446	4	(199)	(195)	5,325	—	5,325
Repurchase of Flex Ltd. ordinary shares at cost	(38)	(1,257)	—	—	—	—	(1,257)	—	(1,257)
Issuance of Flex Ltd. vested shares under restricted share unit awards	8	—	—	—	—	—	—	—	—
Net income	—	—	838	—	—	—	838	—	838
Stock-based compensation		125	—	—	—	—	125	—	125
Total other comprehensive gain (loss)	—	—	—	(23)	(6)	(29)	(29)	—	(29)
BALANCE AT MARCH 31, 2025	378	3,942	1,284	(19)	(205)	(224)	5,002	—	5,002
Repurchase of Flex Ltd. ordinary shares at cost	(19)	(944)	—	—	—	—	(944)	—	(944)
Issuance of Flex Ltd. vested shares under restricted share unit awards	7	—	—	—	—	—	—	—	—
Net income	—	—	880	—	—	—	880	—	880
Provision for stock warrants	—	7	—	—	—	—	7	—	7
Stock-based compensation	—	142	—	—	—	—	142	—	142
Total other comprehensive gain (loss)	—	—	—	4	53	57	57	—	57
BALANCE AT MARCH 31, 2026	366	$3,147	$2,164	$(15)	$(152)	$(167)	$5,144	$—	$5,144

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
	2026	2025	2024
	(In millions)
Cash flows from operating activities:
Net income	$880	$838	$1,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	457	439	431
Amortization and other impairment charges	106	100	106
Other non-cash income	80	3	(16)
Non-cash lease expense	148	142	139
Stock-based compensation	142	125	152
Deferred income taxes	1	23	(480)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(979)	(601)	380
Contract assets	(435)	(365)	(41)
Inventories	(742)	1,176	1,105
Other current and noncurrent assets	(1,169)	(216)	(297)
Accounts payable	2,858	630	(986)
Other current and noncurrent liabilities	338	(789)	(412)
Net cash provided by operating activities	1,685	1,505	1,326
Cash flows from investing activities:
Purchases of property and equipment	(633)	(438)	(530)
Proceeds from the disposition of property and equipment	8	15	25
Acquisitions of businesses, net of cash acquired	(40)	(405)	—
Proceeds from divestiture of businesses, net of cash held in divested businesses	(4)	(21)	12
Other investing activities, net	(3)	11	1
Net cash used in investing activities	(672)	(838)	(492)
Cash flows from financing activities:
Proceeds from bank borrowings and long-term debt	1,251	499	2
Repayments of bank borrowings and long-term debt	(1,217)	(58)	(409)
Payments for repurchases of ordinary shares	(944)	(1,257)	(1,298)
Proceeds from issuances of Nextracker shares	—	—	552
Payment for purchase of Nextracker LLC units from TPG	—	—	(57)
Capital reduction from Nextracker spin-off	—	—	(368)
Other financing activities, net	(14)	(5)	(78)
Net cash (used in) provided by financing activities	(924)	(821)	(1,656)
Effect of exchange rates on cash	11	(31)	2
Net (decrease) increase in cash and cash equivalents	100	(185)	(820)
Cash and cash equivalents, beginning of year	2,289	2,474	3,294
Cash and cash equivalents, end of year	$2,389	$2,289	$2,474

The accompanying notes are an integral part of these consolidated financial statements.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION OF THE COMPANY
Flex Ltd. ("Flex" or the "Company") is the advanced, end-to-end manufacturing partner of choice that helps a diverse customer base design, build, deliver and manage innovative products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, Flex delivers technology innovation, supply chain, and manufacturing solutions to diverse industries and end markets. The Company's full suite of specialized capabilities includes design and engineering, supply chain, manufacturing, and integrated services, plus a portfolio of power and cooling products. Over time, we have built differentiated scale and expertise across both technology-driven and regulated markets, enabling us to support customers with increasingly complex product, infrastructure, and compliance requirements. Flex partners with customers across a diverse set of industries including data center, communications, enterprise, consumer, automotive, industrial, healthcare, and power.
Beginning in the fourth quarter of fiscal year 2026, the Company changed how it reports its results to its Chief Operating Decision Maker ("CODM"), principally reflecting growth of Flex's data center businesses. A new segment, Cloud and Power Infrastructure ("CPI") was created to report these data center-related businesses, including the Cloud and Cooling business from the former CEC reporting unit in the former Flex Agility Solutions ("FAS") segment and the Power business from the former Industrial reporting unit in the former Flex Reliability Solutions ("FRS") segment. The FAS segment was renamed Integrated Technology Solutions ("ITS") and the FRS segment was renamed Regulated Manufacturing Solutions ("RMS"). In addition, the former Consumer Devices reporting unit in FAS was merged into the Lifestyle reporting unit in ITS and certain customers were moved between FRS and FAS to better reflect how the businesses are managed. As of March 31, 2026, Flex's three operating and reportable segments are as follows:
•Integrated Technology Solutions ("ITS"), which is comprised of the following end markets:
◦Communications, high speed networking, enterprise, and satellite communications systems
◦Lifestyle, premium products across commercial, home and personal product categories
•Regulated Manufacturing Solutions ("RMS"), which is comprised of the following end markets:
◦Industrial, mission-critical automation, energy, and industrial infrastructure
◦Automotive, compute and power electronics platforms, and integrated systems
◦Healthcare, regulated manufacturing for medical devices, drug delivery and equipment
•Cloud and Power Infrastructure ("CPI"), which is comprised of the following end markets:
◦Cloud and Cooling, integrated compute systems supporting power‑dense digital infrastructure deployments, and advanced liquid cooling solutions supporting higher-density, power-intensive rack architectures
◦Power, utility and facility‑level electrical infrastructure enabling reliable, scalable power delivery and high-density rack- and board-level power systems supporting power-intensive compute workloads
The Company's service offerings include a comprehensive range of value-added design and engineering services that are tailored to the various markets and needs of its customers. Other focused service offerings relate to manufacturing (including enclosures, metals, plastic injection molding, precision plastics, machining, and mechanicals), system integration and assembly and test services, materials procurement, inventory management, logistics and after-sales services (including product repair, warranty services, re-manufacturing and maintenance), supply chain management software solutions and component product offerings (including flexible printed circuit boards and power adapters and chargers).
On May 5, 2026, Flex announced its intention to separate its CPI segment from Flex and into an independent, publicly traded company (“SpinCo”). The separation of CPI into SpinCo will create a separate publicly traded company focused on data center power, digital infrastructure and power, thermal and compute integration. The spin-off of CPI from Flex is expected to be completed in the first quarter of calendar 2027 and is subject to the approval of Flex’s Board of Directors, shareholders, and the High Court of the Republic of Singapore and the SEC declaring SpinCo’s Form 10 registration statement effective. Subsequent to the spin-off of CPI from Flex, Flex will continue as an advanced manufacturing and supply chain solutions business consisting of the ITS and RMS segments. There can be no assurance that any spin-off transaction will ultimately occur or, if one does occur, of its terms or timing. Refer to note 22 "Subsequent Events" for further details.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Nextracker Follow-on Offering and Spin-off
On February 13, 2023, Nextracker Inc. ("Nextracker") completed an initial public offering (the "IPO") of its Class A common stock that, together with a subsequent follow‑on offering, reduced Flex’s ownership interest prior to the completion of the full separation of Nextracker in January 2024. In connection with the IPO, Nextracker entered into a Tax Receivable Agreement ("TRA") with Flex and TPG wherein 85% of the tax benefits realized in relation to the IPO would be paid to those parties. Flex has not recorded an asset in relation to amounts potentially due to Flex under the TRA as the amounts are contingent upon Nextracker realizing the IPO related tax benefits. As such, amounts will be recognized in income, if and when they are received. Amounts that could be received by Flex, over a 20-year period, range from zero to approximately $300 million. During fiscal year 2026, $20 million was received under the Nextracker TRA.
On January 2, 2024, the Company completed its previously announced spin-off of its remaining interest in Nextracker to Flex shareholders on a pro-rata basis. The Nextracker spin-off is intended to qualify as a tax-free transaction for U.S. federal income tax purposes.
As a result of the completion of the spin-off, Nextracker became a fully independent public company, Flex no longer directly or indirectly holds any shares of Nextracker common stock or any securities convertible into or exchangeable for shares of Nextracker common stock, and Flex no longer consolidates Nextracker into its financial results. Prior to or in connection with the spin-off, Flex entered into various agreements to effect the Nextracker spin-off and provide a framework for the relationship between Flex and Nextracker following the spin-off, including a Separation Agreement, a Tax Matters Agreement, a Transition Services Agreement, as well as agreements governing future trading relationships.
Subsequent to the spin-off, Flex presents Nextracker’s historical operations as discontinued operations and, as such, Nextracker’s historical results have been excluded from continuing operations and, unless otherwise indicated, Flex’s disclosures are presented on a continuing operations basis.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things: allowances for doubtful accounts; inventory write-downs; valuation allowances for deferred tax assets; uncertain tax positions; valuation and useful lives of long-lived assets including property, equipment, and intangible assets; valuation of goodwill; valuation of investments in privately held companies; asset impairments; fair values of financial instruments, notes receivable and derivative instruments; restructuring charges; contingencies; warranty provisions; incremental borrowing rates in determining the present value of lease payments; accruals for potential price adjustments arising from customer contracts; fair values of assets obtained and liabilities assumed in business combinations; valuation of warrants, and the fair values of restricted share unit awards granted under the Company's stock-based compensation plans. Due to global economic conditions, including the impact of ongoing trade conflicts and tariffs, and geopolitical conflicts (including the Russian invasion of Ukraine, the Israel-Hamas conflict, and recent U.S. military operations in Iran) there has been and will continue to be uncertainty and disruption in the global economy and financial markets. The Company has made estimates and assumptions taking into consideration certain possible impacts due to the foregoing factors. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Impact of Missile Strike in Ukraine
During the fiscal year ended March 31, 2026, the Company recognized $51 million in asset impairments, inventory write-downs and other charges as a result of a missile strike on its Mukachevo, Ukraine facility in Western Ukraine on August 21, 2025. The total $51 million expense includes $23 million of long-lived asset impairments, $13 million of inventory write-downs and $15 million of other charges. The missile strike represents an unusual and infrequent event as hostilities related to the Russian invasion of Ukraine have been primarily focused in Eastern Ukraine. The missile strike caused substantial physical damage and disrupted normal operations at the facility. In response, the Company activated contingency manufacturing plans and transitioned production to alternative facilities. As restoration activities progress in Mukachevo, the Company expects to incur additional immaterial near-term inefficiencies. The total $51 million expense is included in restructuring and impairment charges in the consolidated statements of operations.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Customer Credit Risk
The Company has an established customer credit policy, through which it manages customer credit exposures through credit evaluations, credit limit setting, monitoring, and enforcement of credit limits for new and existing customers. The Company performs ongoing credit evaluations of its customers' financial condition and makes provisions for doubtful accounts based on the outcome of those credit evaluations. The Company evaluates the collectability of its accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections and the age of past due receivables. To the extent the Company identifies exposures as a result of credit or customer evaluations, the Company also reviews other customer-related exposures, including but not limited to inventory and related contractual obligations.
The following table summarizes the activity in the Company's allowance for doubtful accounts during fiscal years 2026, 2025 and 2024:

	Balance at Beginning of Year	Charges (Recoveries) to Costs and Expenses (1)	Deductions/ Write-Offs	Balance at End of Year
	(In millions)
Allowance for doubtful accounts:
Year ended March 31, 2024	$6	$9	$(3)	$12
Year ended March 31, 2025	12	(1)	(4)	7
Year ended March 31, 2026	7	3	(2)	8

(1)Charges and recoveries incurred during fiscal years 2026, 2025 and 2024 are primarily for costs and expenses or bad debt recoveries related to various distressed customers.
No customer accounted for greater than 10% of the Company's net sales in fiscal years 2026, 2025 or 2024. A single customer accounted for 16% of the Company's total balance of accounts receivable, net as of fiscal year ended March 31, 2026, which is almost entirely within the CPI segment. No other customers accounted for greater than 10% during the same period. No customer accounted for greater than 10% of the Company's total balance of accounts receivable, net as of the fiscal years ended March 31, 2025 or March 31, 2024.
The Company's ten largest customers accounted for 45%, 44% and 37%, of its net sales in fiscal years 2026, 2025 and 2024, respectively.
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
Cash and cash equivalents consisted of the following:

	As of March 31,
	2026	2025
	(In millions)
Cash and bank balances	$745	$754
Money market funds and time deposits	1,644	1,535
	$2,389	$2,289
Inventories
Inventories are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. The stated cost is comprised of direct materials, labor and overhead. The components of inventories, net of applicable lower of cost or net realizable value write-downs, were as follows:

	As of March 31,
	2026	2025
	(In millions)
Raw materials	$4,834	$4,092
Work-in-progress	474	485
Finished goods	537	494
	$5,845	$5,071
In addition to the Flex controlled inventory shown above, the Company held inventory controlled by customers of $1.3 billion, $416 million and $77 million as of fiscal year ended March 31, 2026, 2025 and 2024, respectively. These amounts are reported in other current assets in the consolidated balance sheets.
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

	Depreciable Life (In Years)	As of March 31,
		2026	2025
		(In millions)
Machinery and equipment	2 - 10	$4,058	$3,978
Buildings	30	1,414	1,342
Leasehold improvements	Shorter of lease term or useful life of the improvement	676	669
Furniture, fixtures, computer equipment and software, and other	3 - 7	570	564
Land	—	126	126
Construction-in-progress	—	459	271
		7,303	6,950
Accumulated depreciation and amortization		(4,798)	(4,620)
Property and equipment, net		$2,505	$2,330

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Total depreciation expense associated with property and equipment was $457 million, $439 million and $428 million in fiscal years 2026, 2025 and 2024, respectively.
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
Goodwill
During the fourth quarter of fiscal year 2026, the Company's reporting unit structure was updated to reflect growth of Flex's data center-related businesses, resulting in a change to its reportable segments. Segment information for prior periods has been retrospectively recast to conform to current period presentation. The Company’s operating and reporting segments now consist of three segments, ITS, RMS and CPI. Refer to note 1 "Organization of the Company" for further details.
The Company evaluates goodwill for impairment at the reporting unit level annually, and in certain circumstances such as a change in reporting units or whenever there are indications that goodwill might be impaired. The Company performed its annual goodwill impairment assessment before and after the reorganization during the fourth quarter of fiscal year 2026 and as a result of the quantitative assessments of its goodwill, the Company determined that no impairment existed immediately before or after the reorganization because the fair value of each of the reporting units exceeded its respective carrying value.

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
The following table summarizes the activity in the Company's goodwill during fiscal years 2026 and 2025:

	ITS	RMS	CPI	Total
	(In millions)
Balance at March 31, 2024	$229	$490	$416	$1,135
Acquisitions (1)	8	—	201	209
Foreign currency translation adjustments	—	—	(3)	(3)
Balance at March 31, 2025	237	490	614	1,341
Acquisitions (2)	—	—	8	8
Foreign currency translation adjustments	2	29	(11)	20
Balance at March 31, 2026	$239	$519	$611	$1,369
(1)Represents goodwill of $170 million from the Crown acquisition, $31 million from the JetCool acquisition and $8 million from an acquisition completed in the first quarter of fiscal year 2025.
(2)Represents goodwill of $8 million from an acquisition of a manufacturing business in Bielsko Biala, Poland in the first quarter of fiscal year 2026. Refer to note 19 for further details.
Other Intangible Assets
The Company's acquired intangible assets are subject to amortization over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. An impairment loss is recognized when the carrying amount of an intangible asset exceeds its fair value. The Company reviewed the carrying value of its intangible assets as of March 31, 2026 and concluded that such amounts continued to be recoverable.
Intangible assets are comprised of customer-related intangible assets that include contractual agreements and customer relationships, and licenses and other intangible assets that are primarily comprised of licenses, patents and trademarks, and developed technologies. Generally, both customer-related intangible assets and licenses and other intangible assets are amortized on a straight-line basis, over a period of up to ten years. No residual value is estimated for any intangible assets. The fair value of the Company's intangible assets purchased through business combinations is determined based on management's estimates of cash flow and recoverability. During fiscal year 2026, acquisitions added $2 million to the value of intangible assets. Refer to note 19 for additional information.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of acquired intangible assets are as follows:

	As of March 31, 2026				As of March 31, 2025
	Weighted-Average Remaining Useful life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(In millions)
Intangible assets:
Customer-related intangibles	8.1	$317	$(156)	$161	$383	$(186)	$197
Licenses and other intangibles	6.0	198	(76)	122	365	(219)	146
Total		$515	$(232)	$283	$748	$(405)	$343
Total intangible asset amortization expense recognized in operations during fiscal years 2026, 2025 and 2024 was $68 million, $70 million and $70 million, respectively. The gross carrying amounts of intangible assets are removed when fully amortized. During fiscal year 2026, the gross carrying amounts of fully amortized intangible assets totaled $254 million. The estimated future annual amortization expense for acquired intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2027	$58
2028	44
2029	41
2030	36
2031	32
Thereafter	72
Total amortization expense	$283
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
Investments
The Company has an investment portfolio that consists of strategic investments in privately held companies, and certain venture capital funds which are included within other non-current assets. These privately held companies range from startups to

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
more mature companies with established revenue streams and business models. As of March 31, 2026 and 2025, the Company's investments in non-consolidated companies totaled $67 million and $119 million, respectively.
The Company recognized $31 million and $3 million of equity in losses, associated with its equity method investments, in Equity in earnings (losses) of unconsolidated affiliates on the consolidated statements of operations during fiscal years 2026 and 2025, respectively. The increase during fiscal year 2026 was primarily driven by a $25 million loss related to the continuing investment in a specific venture capital fund. Additionally, during fiscal year 2026, a $21 million impairment loss related to a different specific venture capital fund was recognized, which is included in Other charges (income), net on the consolidated statements of operations.
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
Customer Working Capital Advances
Customer working capital advances were $1.8 billion and $1.6 billion, as of March 31, 2026 and 2025, respectively. The customer working capital advances are not interest-bearing, do not generally have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production or the customer working capital advance agreement is terminated.
Other non-current assets
Other non-current assets include deferred tax assets of $538 million and $577 million as of March 31, 2026 and 2025, respectively.
Other Current Liabilities
Other current liabilities include customer-related accruals of $355 million and $246 million as of March 31, 2026 and 2025, respectively.
Supplier Finance Programs
The Company has six supplier finance programs, all of which have substantially similar characteristics, with various financial institutions that act as the paying agent for certain payables of the Company. The Company established these programs through agreements with the financial institutions to enable more efficient payment processing to its suppliers while also providing its suppliers a potential source of liquidity to the extent they choose to sell their receivables to the financial institutions in advance of the due dates. The Company's suppliers’ participation in the programs is voluntary, the Company is not involved in negotiations of the suppliers’ arrangements with the financial institutions to sell their receivables, and the Company's rights and obligations to its suppliers are not impacted by our suppliers’ decisions to sell amounts under these

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
programs. Under these supplier finance programs, the Company pays the financial institutions the stated amount of confirmed invoices from its participating suppliers on the original maturity dates of the invoices. All payment terms are short-term in nature and are not dependent on whether the suppliers participate in the supplier finance programs or if the suppliers elect to receive early payment from the financial institutions. No guarantees are provided by the Company under the supplier finance programs and the Company incurs no costs related to the programs. The Company has no economic interest in a supplier’s decision to participate in the supplier finance programs.
Obligations under these programs are classified within accounts payable on the consolidated balance sheets, with the associated payments reflected in the operating activities section of the consolidated statements of cash flows. The roll-forward of the Company's outstanding obligations confirmed as valid under its supplier finance programs for the fiscal years ended March 31, 2026 and March 31, 2025 are as follows:

	Fiscal Year Ended
	March 31, 2026	March 31, 2025
	(In millions)
Confirmed obligations outstanding at the beginning of the year	$119	$123
Invoices confirmed during the year	571	574
Confirmed invoices paid during the year	(543)	(569)
Foreign currency exchange impact	7	(9)
Confirmed obligations outstanding at the end of the year	$154	$119
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
As of March 31, 2026 and 2025, current operating lease liabilities were $149 million and $135 million, respectively, which are included in other current liabilities on the consolidated balance sheets.
Restructuring Charges
The Company recognizes restructuring charges related to its plans to close or consolidate excess manufacturing facilities and reduce excess workforce capacity. In connection with these activities, the Company records restructuring charges for employee termination costs, long-lived asset impairment and other exit-related costs.
The recognition of restructuring charges requires the Company to make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned exit activity. To the extent the Company's actual results differ from its estimates and assumptions, the Company may be required to revise the estimates of future liabilities, requiring the recognition of additional restructuring charges or the reduction of liabilities already recognized. Such changes to previously estimated amounts may be material to the consolidated financial statements. At the end of each reporting period, the Company evaluates the remaining accrued balances to ensure that no over or under accruals are retained, and the utilization of the

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
provisions are for their intended purpose in accordance with developed restructuring plans. See note 16 for additional information regarding restructuring charges.
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which expands disclosures in an entity’s income tax rate reconciliation table and income taxes paid both in the U.S. and foreign jurisdictions. This standard improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The adoption of this new standard did not have a material impact on the Company's consolidated financial statements and was adopted on a prospective basis as it is effective for the Company, beginning in the fourth quarter of fiscal year 2026. For additional information, see note 15 - "Income Taxes."
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
3. LEASES
The Company has several commitments under operating leases for warehouses, buildings, and equipment. The Company also has a number of finance leases with an immaterial impact on its consolidated financial statements. Leases have remaining lease terms ranging from approximately 1 year to 18 years.
The components of lease cost recognized were as follows (in millions):

Lease cost	Fiscal Year Ended
	March 31, 2026	March 31, 2025
Operating lease cost	$179	$173

Amounts reported in the consolidated balance sheet as of the fiscal years ended March 31, 2026 and 2025 were (in millions, except weighted average lease term and discount rate):

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of March 31, 2026	As of March 31, 2025
Operating Leases:
Operating lease right-of-use assets	$659	$562
Operating lease liabilities *	714	591

Weighted-average remaining lease term (in years)
Operating leases	6.2	6.0

Weighted-average discount rate
Operating leases	4.4%	4.4%
*Operating lease liabilities includes $149 million reported in Other current liabilities and $565 million reported in Operating lease liabilities, non-current, within the consolidated balance sheets.

Other information related to leases was as follows (in millions):

	Fiscal Year Ended
	March 31, 2026	March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$175	$168

Right‑of‑use assets obtained in exchange for lease liabilities:
Operating leases	$227	$106
Future lease payments under non-cancellable leases as of March 31, 2026 were as follows (in millions):

Fiscal Year Ended March 31,	Operating Leases
2027	$176
2028	156
2029	127
2030	100
2031	79
Thereafter	176
Total undiscounted lease payments	814
Less: imputed interest	100
Total lease liabilities	$714
Total rent expense amounted to $213 million, $194 million and $188 million in fiscal years 2026, 2025 and 2024, respectively.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company's contracts have a single performance obligation as the promise to transfer the individual good or service is not separately identifiable from other promises in the contract and is, therefore, not distinct. Promised goods or services that are immaterial in the context of the contract are not separately assessed as performance obligations. In the event that more than one performance obligation is identified in a contract, the Company is

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
required to allocate the transaction price between the performance obligations. The allocation would generally be performed on the basis of a relative standalone price for each distinct good or service. This standalone price most often represents the price that the Company would sell similar goods or services separately. As most of our contracts have an expected duration of one year or less, we have applied the practical expedient such that specified disclosures pertaining to remaining performance obligations are not required.
Contract Balances
A contract asset is recognized when the Company has recognized revenue, but not issued an invoice for payment. Contract assets are classified separately on the consolidated balance sheets and transferred to receivables when rights to payment become unconditional and invoiced.
A contract liability is recognized when the Company receives payments in advance of the satisfaction of performance. Contract liabilities, identified as deferred revenue, were $431 million and $377 million as of March 31, 2026 and 2025, respectively, of which $362 million and $347 million, respectively, is included in deferred revenue and customer working capital advances under current liabilities.
Warrant
During the second quarter of fiscal year 2026, the Company issued a warrant (“the Warrant”) to a customer for the purchase of up to an aggregate of 3.9 million ordinary shares of the Company ("Warrant Shares"). The Warrant Shares vest based on qualifying payments (as defined in the Warrant) for the purchase of all products and services over the term of the Warrant and are recognized as a deduction to revenue as qualifying revenues are recognized. Refer to note 5 "Share-Based Compensation and Warrants" for additional information.
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated based on timing of transfer - PIT and OT for the fiscal years ended March 31, 2026, 2025 and 2024:

	Fiscal Year Ended March 31,
	2026 (1)	2025 (1)	2024
Timing of Transfer	(In millions)
ITS
Point in time	$6,984	$8,479	$11,535
Over time	4,125	2,857	1,101
Total	11,109	11,336	12,636
RMS
Point in time	5,867	6,914	9,749
Over time	4,324	2,764	786
Total	10,191	9,678	10,535
CPI
Point in time	6,160	4,688	3,233
Over time	454	111	11
Total	6,614	4,799	3,244
Flex
Point in time	19,011	20,081	24,517
Over time	8,903	5,732	1,898
Total	$27,914	$25,813	$26,415
(1)Certain existing customer contractual relationships changed to provide an enforceable right to payment for work completed to date that had the effect of transitioning revenue with those customers from being recognized on a point in time to an over time basis, with prospective effect. This change had the effect of increasing contract assets by $206 million and $232 million as of March 31, 2026 and 2025, respectively. Contract assets are generally transferred to receivables in the succeeding quarter due to the short-term nature of the Company’s manufacturing cycle.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. SHARE-BASED COMPENSATION AND WARRANTS
Equity Compensation Plan
Flex maintains stock-based compensation plans at the corporate level. The Company grants equity compensation awards under its 2017 Equity Incentive Plan (as amended, the "2017 Plan").
Stock-Based Compensation Expense
The following table summarizes the Company's stock-based compensation expense for the 2017 Plan:

	Fiscal Year Ended March 31,
	2026	2025	2024
	(In millions)
Cost of sales	$34	$32	$28
Selling, general and administrative expenses	108	93	85
Total share-based compensation expense	$142	$125	$113
Cash flows related to tax benefits from stock-based compensation are classified as operating cash flows. During fiscal year 2026 and fiscal year 2025, the Company recognized $15 million and $14 million of tax benefits associated with stock-based compensation expense as an operating cash inflow. No such tax benefits were recognized in fiscal year 2024.
The 2017 Plan
As of March 31, 2026, the Company had 14.8 million shares available for grant under the 2017 Plan. The Company grants restricted share unit ("RSU") awards under its 2017 Plan. RSU awards are rights to acquire a specified number of ordinary shares for no cash consideration in exchange for continued service with the Company. RSU awards generally vest in installments over three years, and unvested RSU awards are generally forfeited upon termination of employment.
Vesting for certain RSU awards is contingent upon both service and market conditions or both service and performance conditions.
As of March 31, 2026, the total unrecognized compensation cost related to unvested RSU awards under the 2017 Plan was $188 million. These costs will be amortized generally on a straight-line basis over a weighted-average period of two years. $14 million of the total unrecognized compensation cost is related to RSU awards granted to certain key employees whereby vesting is contingent on meeting certain market conditions. $39 million of the total unrecognized compensation cost is related to RSU awards granted to certain key employees whereby vesting is contingent on meeting certain performance conditions.
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
Expected Volatility of Flex—Volatility used in a Monte Carlo simulation is derived from the historical volatility of Flex's stock price over a period equal to the service period of the RSU awards granted. The service period is three years for those RSU awards granted in fiscal years 2026, 2025, and 2024.
Average Peer Volatility—Volatility used in a Monte Carlo simulation is derived from the historical volatilities of Flex's peer companies for the RSU awards granted in fiscal years 2026, 2025, and 2024.
Average Peer Correlation—Correlation coefficients were used to model the movement of Flex's stock price relative to Flex's peer companies for the RSU awards granted in fiscal years 2026, 2025, and 2024.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The fair value of the Company's RSU awards under the 2017 Plan, whereby vesting is contingent on meeting certain market conditions, for fiscal years 2026, 2025, and 2024 was estimated using the following weighted-average assumptions:

	Fiscal Year Ended March 31,
	2026	2025	2024
Expected volatility	38.1%	34.6%	36.9%
Average peer volatility	37.6%	34.0%	35.2%
Average peer correlation	0.3	0.3	0.4
Risk-free interest rate	3.9%	4.4%	4.3%
Share-Based Awards Activity
The following table summarizes the Company's RSU award activity under the 2017 Plan ("Price" reflects the weighted-average grant-date fair value):

	Fiscal Year Ended March 31,
	2026		2025		2024
	Shares	Price	Shares	Price	Shares	Price
Unvested RSU awards outstanding, beginning of fiscal year	11,731,235	$24.96	15,367,056	$17.73	15,348,615	$16.79
Granted (1)	4,227,640	45.52	5,747,499	33.38	6,162,067	27.86
Vested (1)	(7,109,890)	19.95	(8,213,127)	16.46	(8,529,857)	14.34
Forfeited (2)	(611,930)	30.04	(1,170,193)	20.88	(994,150)	19.76
Nextracker spin-off adjustment (3) (4)	—		—		3,380,381
Unvested RSU awards outstanding, end of fiscal year	8,237,055	$35.67	11,731,235	$24.96	15,367,056	$17.73
(1)Included in fiscal years 2026, 2025 and 2024, amounts are 1.0 million, 0.7 million and 1.2 million of share bonus awards representing the number of awards achieved above target levels based on the achievement of certain market and performance conditions for awards granted in fiscal years 2023, 2022 and 2021, respectively. These awards were issued and immediately vested in accordance with the terms and conditions of the underlying awards.
(2)Fiscal year 2024, includes immaterial RSU awards previously granted to Nextracker employees under the 2017 Plan and subsequently canceled in connection with the Nextracker spin-off.
(3)Represents an adjustment to the outstanding RSU awards under the terms of the 2017 Plan using a conversion ratio of approximately 1.29 as a result of the Nextracker spin-off.
(4)The weighted-average grant date fair value of the RSUs is equal to the weighted-average grant date fair value of the awards at their respective grant date divided by a factor of approximately 1.29. The weighted-average grant date fair value of the unvested RSUs as of March 31, 2024 reflects the adjustment.
Of the 4.2 million unvested RSU awards granted in fiscal year 2026, 2.0 million are plain-vanilla unvested RSU awards with no performance or market conditions with an average grant date price of $44.30 per share. Further, 0.2 million of these unvested RSU awards granted in fiscal year 2026 represents the target amount of grants made to certain key employees whereby vesting is contingent on certain market conditions, with an average grant date fair value estimated to be $58.55 per award calculated using a Monte Carlo simulation. Vesting information for these shares is further detailed in the table below.
Of the 8.2 million unvested RSU awards outstanding under the 2017 Plan as of the fiscal year ended March 31, 2026, 0.8 million unvested RSU awards represents the target amount of grants made to certain key employees whereby vesting is contingent on meeting certain market conditions summarized as follows:

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Target number of awards as of March 31, 2026 (in shares) (1)		Range of shares that may be issued (2)
		Average grant date fair value (per share)
					Assessment dates
Year of grant			Minimum	Maximum
Fiscal 2026	220,101	$58.55	—	440,202	June 2028
Fiscal 2025	253,047	$42.36	—	506,094	June 2027
Fiscal 2024	342,759	$35.55	—	685,518	June 2026
Totals	815,907			1,631,814
(1)    Fiscal 2024 target number of awards includes an adjustment to the outstanding RSU awards under the terms of the 2017 Plan using a conversion ratio of approximately 1.29 as a result of the Nextracker spin-off.
(2)    Vesting ranges from zero to 200% based on measurement of Flex's total shareholder return against Flex's peer companies for RSU awards granted in fiscal years 2026, 2025 and 2024.
The Company will continue to recognize share-based compensation expense for awards with market conditions regardless of whether such awards will ultimately vest. During fiscal year 2026, 2.3 million shares vested in connection with the awards with market and performance conditions granted in fiscal year 2023.
1.0 million of these unvested RSU awards granted in fiscal year 2026 represents the target amount of grants made to certain key employees whereby vesting is contingent on certain performance conditions, with an average grant date price of $44.30 per share. Vesting information for these shares is further detailed in the table below.
Of the 8.2 million unvested RSU awards outstanding under the 2017 Plan as of the fiscal year ended March 31, 2026, 1.7 million unvested RSU awards represents the target amount of grants made to certain key employees whereby vesting is contingent on meeting certain performance conditions summarized as follows:

	Target number of awards as of March 31, 2026 (in shares) (1)		Range of shares that may be issued (2)
		Average grant date fair value (per share)
					Assessment date
Year of grant			Minimum	Maximum
Fiscal 2026	977,347	$45.09	—	2,393,131	Mar 2029
Fiscal 2025	405,663	$31.14	—	811,326	Mar 2028
Fiscal 2024	343,056	$26.67	—	686,112	Mar 2027
Totals	1,726,066			3,890,569
(1)    Fiscal 2024 target number of awards includes an adjustment to the outstanding RSU awards under the terms of the 2017 Plan using a conversion ratio of approximately 1.29 as a result of the Nextracker spin-off.
(2)    Vesting ranges from zero to 250% based on performance of Company's average adjusted earnings per share growth.
The total intrinsic value of RSU awards vested under the Company's 2017 Plan was $330 million, $260 million and $227 million during fiscal years 2026, 2025 and 2024, respectively, based on the closing price of the Company's ordinary shares on the date vested.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The calculated fair value of each Warrant Share at the issuance date was $25.47. The Company recorded charges of $7 million during the fiscal year ended March 31, 2026. As of March 31, 2026, no Warrant Shares have vested or been exercised.
6. EARNINGS PER SHARE
Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the applicable periods.
Diluted earnings per share reflects the potential dilution from share-based compensation awards and warrants. The potential dilution was computed using the treasury stock method based on the average fair market value of the Company's ordinary shares for the period.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The computation of earnings per share and weighted average shares outstanding of the Company’s ordinary shares for the following periods is presented below:

	Fiscal Year Ended March 31,
	2026	2025	2024
	(In millions, except per share amounts)
Numerator:
Net income from continuing operations	$880	$838	$872
Net income from discontinued operations, net of tax (Note 7)	—	—	373
Less: Net income attributable to noncontrolling interest (Note 7)	—	—	239
Net income from discontinued operations attributable to Flex Ltd. (Note 7)	—	—	134
Total net income attributable to Flex Ltd.	$880	$838	$1,006

Denominator:
Weighted-average ordinary shares outstanding - basic	371	391	435
Weighted-average ordinary share equivalents from RSU awards (1)	7	7	6
Weighted-average ordinary shares and ordinary share equivalents outstanding - diluted	378	398	441

Earnings per share - basic
Continuing operations	$2.37	$2.14	$2.00
Discontinued operations, net of tax (Note 7)	—	—	0.31
Total attributable to the shareholders of Flex Ltd.	$2.37	$2.14	$2.31

Earnings per share - diluted
Continuing operations	$2.33	$2.11	$1.98
Discontinued operations, net of tax (Note 7)	—	—	0.30
Total attributable to the shareholders of Flex Ltd.	$2.33	$2.11	$2.28
(1)An immaterial amount of RSU awards during fiscal years 2026, 2025, and 2024, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted average ordinary shares equivalents.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. DISCONTINUED OPERATIONS & NONCONTROLLING INTEREST
On January 2, 2024, Flex completed the spin-off of its remaining interests in Nextracker to Flex shareholders on a pro-rata basis based on the number of ordinary shares of Flex held by each shareholder of Flex as of December 29, 2023, which was the record date of the Distribution.
Nextracker's financial results for periods prior to the spin-off have been reflected in the Company's consolidated statement of operations, retrospectively, as discontinued operations. Details of net income from discontinued operations included in the consolidated statements of operations are as follows:

Fiscal Year Ended March 31,
2024 (1)
(In millions)
Net sales (2)	$1,664
Cost of sales (2)	1,198
Gross profit	466
Selling, general and administrative expenses	145
Intangible amortization	—
Operating income	321
Interest, net	1
Other charges (income), net	(2)
Income before income taxes	322
(Benefit from) provision for income taxes	(51)
Net income from discontinued operations	373
Net income from discontinued operations attributable to noncontrolling interest (3)	239
Net income from discontinued operations attributable to Flex Ltd.	$134
(1)Represents the financial results for the nine-month period prior to the Nextracker spin-off. The financial results for the period from January 1, 2024 to the spin-off date were immaterial.
(2)Both net sales and cost of sales from discontinued operations includes the effect of intercompany transactions that were eliminated from Flex's consolidated operations of approximately $99 million for the fiscal year ended March 31, 2024.
(3)Net income from discontinued operations attributable to noncontrolling interest represented a share of pre-tax income of $145 million and of an income tax benefit of $94 million. As such, pre-tax income attributable to Flex Ltd. from discontinued operations was $177 million in fiscal year 2024.
Details of cash flows from discontinued operations are as follows:

Fiscal Year Ended March 31,
2024 (1)
(In millions)
Net cash provided by (used in) discontinued operations operating activities (2)	$317
Net cash used in discontinued operations investing activities	(4)
(1)Represents the financial results for the nine-month period prior to the Nextracker spin-off.
(2)Cash flows from discontinued operations operating activities includes the effect of intercompany transactions that were eliminated from Flex's consolidated operations of $54 million for the fiscal year ended March 31, 2024.
Flex's noncontrolling interest related solely to Nextracker. As of March 31, 2026 and 2025, noncontrolling interest was zero. Net income attributable to noncontrolling interest was zero, zero and $239 million in fiscal years 2026, 2025, and 2024, respectively.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
8. SUPPLEMENTAL CASH FLOW DISCLOSURES
The following table represents supplemental cash flow disclosures and non-cash investing and financing activities:

	Fiscal Year Ended March 31,
	2026	2025	2024
	(In millions)
Net cash paid for:
Interest	$212	$214	$226
Income taxes	323	184	243
Non-cash investing and financing activity:
Unpaid purchases of property and equipment	$174	$136	$97
9. BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt are as follows:

	Maturity Date	As of March 31,
		2026	2025
		(In millions)
4.750% Notes (1)	June 2025	$—	$531
3.750% Notes (1)	February 2026	—	678
6.000% Notes ("2028 Notes") (1)	January 2028	398	398
4.875% Notes ("2029 Notes") (1)	June 2029	654	655
4.875% Notes ("2030 Notes") (1)	May 2030	671	676
5.250% Notes ("2032 Notes") (1) (2)	January 2032	651	499
5.375% Notes ("2035 Notes") (1) (2)	November 2035	598	—
Delayed Draw Term Loan (3)	December 2027	500	—
3.600% HUF Bonds (4)	December 2031	296	269
Debt issuance costs		(17)	(14)
		3,751	3,692
Current portion, net of debt issuance costs		—	(1,209)
Non-current portion		$3,751	$2,483
(1)Each note is carried at the principal amount, less any unamortized discount and unamortized debt issuance costs and inclusive of any premium. The notes are the Company’s senior unsecured obligations and rank equally with all other existing and future senior unsecured debt obligations.
(2)In November 2025, the Company issued $600 million of 5.375% Notes due November 2035 and $150 million of 5.250% Notes due January 2032.
(3)In March 2025, the Company entered into a $500 million Delayed Draw Term Loan agreement and drew down the funds in June 2025 at the Secured Overnight Financing Rate ("SOFR") plus 100 basis points.
(4)In December 2021, the Company issued HUF 100 billion (approximately $296 million as of March 31, 2026) in aggregate principal amount of bonds under the National Bank of Hungary’s Bond Funding for Growth Scheme. The bonds are unsecured and unsubordinated obligations of the Company and rank equally with all of the Company’s other existing and future unsecured and unsubordinated obligations. The outstanding principal amount of the bonds bear interest at 3.60% per annum. The proceeds of the bonds were used for general corporate purposes. The bonds mature in December 2031 with annual payments equal to 10% of the original principal amount thereof on each of the seventh, eighth, and ninth anniversaries of the bonds, with the remaining 70% due upon maturity.
The 2030 Credit Facility
In July 2025, the Company entered into a new $2.75 billion credit facility (“2030 Credit Facility”) which matures in July 2030 and consists of a $2.75 billion revolving credit facility with a sub-limit of $400 million available for swing line loans and a sub-limit of $200 million available for the issuance of letters of credit. The 2030 Credit Facility replaced the previous $2.5 billion credit facility, which was due to mature in July 2027. Borrowings under the 2030 Credit Facility bear interest at the

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Company’s option at various market based rates, adjusted for the Company’s credit rating, or at the SOFR or similar non-reporting currency benchmarks based on the underlying borrowing currency, adjusted for the Company’s credit rating. The Company is required to pay a quarterly commitment fee on the unutilized portion of the 2030 Credit Facility ranging from 0.100% to 0.275% per annum, based on the Company’s credit ratings. The Company is also required to pay letter of credit usage fees ranging from 1.00% to 1.750% per annum, based on the Company’s credit ratings, on the daily average amount of outstanding letters of credit and a fronting fee of 0.125% per annum on the undrawn and unexpired amount of each letter of credit. As of March 31, 2026, no borrowings were outstanding.
As of March 31, 2026 and 2025, the Company and certain of its subsidiaries had various uncommitted revolving credit facilities, lines of credit and other credit facilities of $797 million and $584 million in the aggregate, respectively. There were no borrowings outstanding under these facilities as of March 31, 2026 and 2025. These unsecured credit facilities, and lines of credit and other credit facilities bear annual interest at the respective country's inter-bank offering rate, plus an applicable margin.
On April 30, 2026, the Company entered into a Credit Agreement which provides a senior delayed draw term loan credit facility in an aggregate commitment amount of $1.45 billion. Refer to note 22 "Subsequent Events" for additional information.
Debt Covenants
Borrowings under the Company’s debt agreements are subject to various covenants that limit the Company’s ability to incur additional indebtedness, sell assets, effect mergers and certain transactions, and effect certain transactions with subsidiaries and affiliates. In addition, the 2030 Credit Facility and delayed draw term loan also require that the Company maintain a maximum ratio of total indebtedness to EBITDA and a minimum interest coverage ratio. The Company is also subject to certain covenants requiring the Company to offer to repurchase the 2028 Notes, 2029 Notes, 2030 Notes, 2032 Notes and 2035 Notes upon a change of control. As of March 31, 2026 and 2025, the Company was in compliance with its debt covenants.
The weighted-average interest rates for the Company's long-term debt were 4.9% and 4.6% as of March 31, 2026 and 2025, respectively.
Scheduled repayments of the Company's bank borrowings and long-term debt are as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2027	$—
2028	898
2029	30
2030	683
2031	701
Thereafter	1,456
Total	$3,768
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
since the contracts are with large financial institutions and, accordingly, fair value adjustments related to the credit risk of the counterparty financial institution were not material.
As of March 31, 2026, the aggregate notional amount of the Company's outstanding foreign currency derivative contracts was $7.5 billion as summarized below:

	Notional Contract Value in USD
Currency	Buy	Sell
	(In millions)
Cash Flow Hedges
MXN	$632	$—
HUF	437	—
CNY	336	—
Other	550	8
	1,955	8
Other Foreign Currency Contracts
CNY	886	517
EUR	550	558
MXN	467	348
Other	1,204	1,040
	3,107	2,463
Total Notional Contract Value in USD	$5,062	$2,471
As of March 31, 2026 and 2025, the fair value of the Company's short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company's exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of other charges (income), net in the consolidated statements of operations. The Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders' equity in the consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. Deferred gains were $0.7 million as of March 31, 2026, and are expected to be recognized primarily as a component of cost of sales in the consolidated statement of operations primarily over the next twelve-month period, except for gains attributable to changes in fair value of the USD HUF cross currency swaps, which are discussed below.
The Company entered into USD HUF cross currency swaps in December 2021 to hedge the foreign currency risk on the HUF bonds due December 2031, and the fair value of the cross currency swaps was included in other current assets and other non-current liabilities as of March 31, 2026 and March 31, 2025, respectively. The changes in fair value of the USD HUF cross currency swaps are reported in accumulated other comprehensive loss. In addition, corresponding amounts are reclassified out of accumulated other comprehensive loss to other charges (income), net to offset the remeasurement of the underlying HUF bond principal, which also impacts the same line.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the fair value of the Company's derivative instruments utilized for foreign currency risk management purposes at March 31, 2026 and 2025:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	March 31, 2026	March 31, 2025	Balance Sheet Location	March 31, 2026	March 31, 2025
	(In millions)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$39	$13	Other current liabilities	$(18)	$(18)
Foreign currency contracts	Other non-current assets	—	—	Other non-current liabilities	(29)	(46)
Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$15	$21	Other current liabilities	$(27)	$(15)

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
11. ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, during fiscal years ended March 31, 2026, 2025 and 2024 are as follows:

	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Ending balance on March 31, 2023	$(14)	$(180)	$(194)
Other comprehensive gain (loss) before reclassifications	95	(19)	76
Net (gain) loss reclassified from accumulated other comprehensive loss	(77)	—	(77)
Net current-period other comprehensive gain (loss)	18	(19)	(1)
Ending balance on March 31, 2024	$4	$(199)	$(195)
Other comprehensive gain (loss) before reclassifications	(77)	(6)	(83)
Net (gain) loss reclassified from accumulated other comprehensive loss	54	—	54
Net current-period other comprehensive gain (loss)	(23)	(6)	(29)
Ending balance on March 31, 2025	$(19)	$(205)	$(224)
Other comprehensive gain (loss) before reclassifications	97	53	150
Net (gain) loss reclassified from accumulated other comprehensive loss	(93)	—	(93)
Net current-period other comprehensive gain (loss)	4	53	57
Ending balance on March 31, 2026	$(15)	$(152)	$(167)
Substantially all unrealized gains and losses relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the fiscal year 2026 were reclassified out of accumulated other comprehensive loss to other charges (income), net and cost of sales in the consolidated statement of operations, which primarily relate to the Company's foreign currency contracts accounted for as cash flow hedges.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tax impact to other comprehensive loss was immaterial for all periods presented.
12. TRADE RECEIVABLES SALES PROGRAMS
The Company sells accounts receivables to certain third-party banking institutions under factoring programs. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was $0.5 billion and $0.7 billion as of March 31, 2026 and 2025, respectively. For the fiscal years ended March 31, 2026, 2025 and 2024, total accounts receivable sold to certain third party banking institutions was $3.1 billion, $4.0 billion and $3.6 billion, respectively. The receivables that were sold were removed from the consolidated balance sheets and the cash received was included as cash provided by operating activities in the consolidated statements of cash flows.
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
The Company has accrued for contingent consideration related to an acquisition in fiscal year 2025, classified as a level 3 measurement in the fair value hierarchy due to significant unobservable inputs. Fair value is determined using internal cash flow models that incorporate unobservable inputs, including the probability of achieving performance milestones. As of March 31, 2026 and March 31, 2025, the balance of contingent consideration was $2 million and $5 million, respectively.
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
During fiscal years 2026 and 2025, there were no other additions to the accrual, payments, fair value adjustments, or unrealized gains or losses included in earnings.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and 2025:

	Fair Value Measurements as of March 31, 2026
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (Note 2)	$—	$1,644	$—	$1,644
Foreign currency contracts (Note 10)	—	55	—	55
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	35	13	—	48
Liabilities:
Foreign currency contracts (Note 10)	$—	$(73)	$—	$(73)
Contingent consideration in connection with acquisitions	—	—	(2)	(2)

	Fair Value Measurements as of March 31, 2025
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (Note 2)	$—	$1,535	$—	$1,535
Foreign currency contracts (Note 10)	—	34	—	34
Deferred compensation plan assets:
Mutual funds, money market accounts and equity securities	—	43	—	43
Liabilities:
Foreign currency contracts (Note 10)	$—	$(79)	$—	$(79)
Contingent consideration in connection with acquisitions	—	—	(5)	(5)
Other financial instruments
The following table presents the Company's major debts not carried at fair value as of March 31, 2026 and 2025:

	As of March 31, 2026		As of March 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In millions)		(In millions)
4.750% Notes due June 2025	$—	$—	$531	$531	Level 1
3.750% Notes due February 2026	—	—	678	672	Level 1
6.000% Notes due January 2028	398	406	398	409	Level 1
4.875% Notes due June 2029	654	655	655	651	Level 1
4.875% Notes due May 2030	671	669	676	669	Level 1
5.250% Notes due January 2032	651	651	499	497	Level 1
5.375% Notes due November 2035	598	585	—	—	Level 1
Delayed Draw Term Loan due December 2027	500	500	—	—	Level 1
3.600% HUF Bonds due December 2031	296	237	269	215	Level 2
The Notes due June 2025, February 2026, January 2028, June 2029, May 2030, January 2032, and November 2035 are valued based on broker trading prices in active markets. The Delayed Draw Term Loan due December 2027 bears interest at variable interest rates; therefore, as of March 31, 2026, the carrying amount approximates fair value. HUF Bonds are valued based on the broker trading prices in an inactive market.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. COMMITMENTS AND CONTINGENCIES
Commitments
As of March 31, 2026 and 2025, the gross carrying amount and associated accumulated depreciation of the Company's property and equipment financed under finance leases, and the related obligations was not material. The Company also leases certain of its facilities and equipment under non-cancelable operating leases. These operating leases expire in various years through 2044. Refer to note 3 for additional details on the minimum lease payments.
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
One of the Company's Brazilian subsidiaries received six assessments for certain sales and import taxes. Four of the assessments have been successfully definitively defeated. The Company was unsuccessful at the administrative level in two of the remaining assessments and filed annulment actions in federal court in Brasilia, Brazil. The first annulment action was filed on March 23, 2020; the updated value of that assessment inclusive of interest and penalties is 37 million Brazilian reals (approximately USD $7 million). The Brazilian court ruled in favor of the Company on the first annulment action on March 7, 2025 and the assessment obligation has been canceled, although it remains subject to appeal. The second annulment action was filed on September 19, 2023; the updated value of that assessment inclusive of interest and penalties is 60 million Brazilian reals (approximately USD $12 million). The Company is still awaiting a resolution of the second annulment action. The Company believes that it has meritorious defenses to these assessments and will continue to vigorously oppose them, as well as any future assessments. The Company does not expect final judicial determination on the remaining assessments and annulment actions in the near future.
A foreign Tax Authority (“Tax Authority”) had assessed a cumulative total of approximately $167 million in taxes owed for multiple Flex legal entities within its jurisdiction for various fiscal years ranging from fiscal year 2010 through fiscal year 2020. The assessed amounts related to the denial of certain deductible intercompany payments and taxability of income earned outside such jurisdiction. The Company disagreed with the Tax Authority’s assessments and was actively contesting the assessments through the administrative and judicial processes. During the third quarter of the fiscal year ended March 31, 2026, the Company and the Tax Authority agreed to a $50 million settlement covering all open fiscal years and all assessed amounts. The Company had previously expensed $31 million and paid $30 million to the Tax Authority in prior fiscal years and agreed to make an additional $20 million cash payment to the Tax Authority subsequent to the execution of a definitive settlement agreement, which resulted in a charge to income tax expense of $19 million in the third quarter of the fiscal year ended March 31, 2026. The definitive settlement agreement was executed on February 3, 2026 and the $20 million cash payment was made in the fourth quarter of the fiscal year ending March 31, 2026.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. INCOME TAXES
The domestic (Singapore) and foreign components of income from continuing operations before income taxes were comprised of the following:

	Fiscal Year Ended March 31,
	2026	2025	2024
	(In millions)
Domestic	$(459)	$94	$(165)
Foreign	1,602	929	831
Total	$1,143	$1,023	$666

The (benefit from) provision for income taxes from continuing operations consisted of the following:

	Fiscal Year Ended March 31,
	2026	2025	2024
	(In millions)
Current:
Domestic	$2	$2	$3
Foreign	223	128	161
	225	130	164
Deferred:
Domestic	—	3	(1)
Foreign	38	52	(369)
	38	55	(370)
(Benefit from) provision for income taxes	$263	$185	$(206)
Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in note 2 "Summary of Significant Accounting Policies," the reconciliation of taxes at the Singapore statutory rate of 17.0% to the Company's provision for (benefit from) income taxes for the year ended March 31, 2026 was as follows (in millions, except percentages):

	Fiscal Year Ended March 31, 2026
	Amounts	Percent
Income taxes based on domestic statutory rates	$194	17%
Effect of jurisdictional tax rate differential:
China:
Liability for Undistributed Earnings	10	1%
Other	12	1%

Brazil:
Statutory tax rate difference between Brazil and Singapore	15	1%
Nontaxable or nondeductible items	(78)	(7)%
Foreign exchange gain or loss on deferred tax asset	(42)	(4)%
Change in valuation allowance	93	8%
Other	(12)	(1)%

Hungary:
Local business Tax	11	1%
Other	(7)	(1)%

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Luxembourg:
Statutory tax rate difference between Luxembourg and Singapore	22	2%
Change in valuation allowance	(70)	(6)%
Other	(6)	—%

Netherlands:
Nontaxable or nondeductible items	(17)	(1)%
Other	7	1%

Malaysia:
Statutory tax rate difference between Malaysia and Singapore	12	1%
Other	(5)	—%

Mexico:
Statutory tax rate difference between Mexico and Singapore	47	4%
Nontaxable or nondeductible items	(45)	(4)%
Other	(8)	(1)%

United States:
Statutory tax rate difference between United States and Singapore	23	2%
State and local income tax	10	1%
Global intangible low-taxed income	17	2%
Excess compensation (Section 162(m))	21	2%
Stock-based compensation	(30)	(3)%
Other	1	—%

Other Foreign Jurisdictions:
Nontaxable or nondeductible items	(9)	(1)%
Other	2	—%

Nontaxable or nondeductible items	61	5%
Change in unrecognized tax benefits	33	3%
Other	1	—%
Provision for income taxes	$263	23%

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of taxes at the federal statutory rate to the Company's provision for (benefit from) income taxes for the years ended March 31, 2025 and 2024 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

	Fiscal Year Ended March 31,
	2025	2024
	(In millions)
Income taxes based on domestic statutory rates	$174	$113
Effect of jurisdictional tax rate differential	13	68
Change in unrecognized tax benefit	(19)	(10)
Change in valuation allowance	(37)	(685)
Foreign exchange movement on prior year taxes recoverable	4	(1)
Liability for undistributed earnings	6	135
Global intangible low-taxed income (GILTI) / Subpart F income	9	13
Nextracker related transactions gains	—	115
Earnings from partnership	—	47
U.S. state taxes	10	10
Excess compensation (Section 162(m))	16	15
Other	9	(26)
(Benefit from) provision for income taxes	$185	$(206)
Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2, Summary of Significant Accounting Policies, cash paid for income taxes, net of refunds, during the fiscal year ended March 31, 2026 was as follows:

Fiscal Year Ended March 31, 2026
(In millions)
Domestic	$—
Foreign:
Mexico	84
China	82
Malaysia	41
Mauritius	20
United States	18
Other countries	78
Total cash paid for income taxes, net of refunds	$323
Cash paid for income taxes, net of refunds, during the fiscal years ended March 31, 2025 and 2024 was $184 million and $243 million, respectively.
A number of countries in which the Company is located allow for tax holidays or provide other tax incentives to attract and retain business. In general, these holidays were secured based on the nature, size and location of the Company’s operations. The aggregate dollar effect on the Company’s income resulting from tax holidays and tax incentives to attract and retain business for the fiscal years ended March 31, 2026, 2025 and 2024 were $19 million, $17 million and $20 million, respectively. For the fiscal year ended March 31, 2026, the effect on basic and diluted earnings per share was $0.05, and the effects on basic and diluted earnings per share during fiscal years 2025 and 2024 were $0.04, and $0.05, respectively. Unless extended or otherwise renegotiated, the Company's existing holidays will expire in various years through the end of fiscal year 2031.
The Company provides a valuation allowance against deferred tax assets that in the Company's estimation are not more likely than not to be realized. During fiscal years 2026, 2025 and 2024, the Company released net valuation allowances totaling

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
$1 million, $4 million and $447 million, respectively. The $1 million net release during fiscal year 2026 was related to operations in various jurisdictions.
In addition, various other valuation allowance positions in other jurisdictions were increased or decreased to offset movement in deferred tax positions due to varying factors such as one-time income recognition in loss entities with existing valuation allowances, liquidation of entities with existing valuation allowances, recognition of uncertain tax positions impacting deferred tax assets with existing valuation allowances, foreign exchange impacts on deferred tax balances with existing valuation allowances, and current period losses in legal entities with existing valuation allowance positions. These offsetting changes in the valuation allowance included an increase of $17 million in the fiscal year ended March 31, 2026, a decrease of $53 million in the fiscal year ended March 31, 2025, and an increase of $43 million in the fiscal year ended March 31, 2024.
Under its territorial tax system, Singapore generally does not tax foreign sourced income until repatriated to Singapore. The Company has included the effects of Singapore's territorial tax system in the rate differential line above. The tax effects of foreign income not repatriated to Singapore for the fiscal years ended March 31, 2026, 2025 and 2024 were $49 million, $96 million and zero, respectively.
The components of deferred income taxes are as follows:

	As of March 31,
	2026	2025
	(In millions)
Deferred tax liabilities:
Fixed assets	$(39)	$(44)
Intangible assets	(45)	(52)
Others	(92)	(128)
Total deferred tax liabilities	(176)	(224)
Deferred tax assets:
Fixed assets	76	76
Intangible assets	1	3
Deferred compensation	44	37
Inventory valuation	29	32
Provision for doubtful accounts	2	3
Net operating loss and other carryforwards	943	1,022
Tax receivable agreement	70	74
Others	235	186
Total deferred tax assets	1,400	1,433
Valuation allowances	(797)	(781)
Total deferred tax assets, net of valuation allowances	603	652
Net deferred tax asset	$427	$428
The net deferred tax asset is classified as follows:
Long-term asset	$538	$577
Long-term liability	(111)	(149)
Total	$427	$428
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company has recorded deferred tax assets of approximately $1.0 billion related to tax losses and other carryforwards against which the Company has recorded a valuation allowance for all but $224 million of the deferred tax assets. These tax losses and other carryforwards will expire at various dates as follows:

Expiration dates of deferred tax assets related to operating losses and other carryforwards
Fiscal year	(In millions)
2027 - 2032	$89
2033 - 2038	171
2039 and thereafter	9
Indefinite	704
$973
The amount of deferred tax assets considered realizable, however, could be reduced or increased in the near-term if facts, including the amount of taxable income or the mix of taxable income between subsidiaries, differ from management’s estimates.
The Company does not provide for income taxes on approximately $930 million of undistributed earnings of its subsidiaries which are considered to be indefinitely reinvested outside of Singapore as management has plans for the use of such earnings to fund certain activities outside of Singapore. The estimated amount of the unrecognized deferred tax liability on these undistributed earnings is approximately $82 million. In the current year, the Company, as part of its regular process, assessed its cash position in overseas territories relative to the levels needed to manage operations and fund future investment in those territories. Management noted that the current and forecasted cash position in China was in excess of levels required to fund the Company’s business in the country. As a result, a deferred tax liability of $82 million was recorded on the remaining distributable earnings from China of approximately $822 million.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended March 31,
	2026	2025
	(In millions)
Balance, beginning of fiscal year	$180	$197
Additions based on tax position related to the current year	13	10
Additions for tax positions of prior years	29	1
Reductions for tax positions of prior years	(5)	(5)
Reductions related to lapse of applicable statute of limitations	(13)	(23)
Settlements	(52)	—
Impact from foreign exchange rates fluctuation	7	—
Balance, end of fiscal year	$159	$180
The Company’s unrecognized tax benefits are subject to change over the next twelve months primarily as a result of the expiration of certain statutes of limitations and as audits are settled. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by an additional approximate $10 million within the next twelve months primarily due to potential settlements of various audits and the expiration of certain statutes of limitations.
The Company and its subsidiaries file federal, state, and local income tax returns in multiple jurisdictions around the world. With few exceptions, the Company is no longer subject to income tax examinations by tax authorities for years before 2008.
Of the $159 million of unrecognized tax benefits at March 31, 2026, $131 million will affect the annual effective tax rate ("ETR") if the benefits are eventually recognized. The amount that does not impact the ETR relates to positions that would be settled with a tax loss carryforward previously subject to a valuation allowance.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits within the Company’s tax expense. The Company recognized interest and penalties of approximately zero, ($3) million and ($2) million, during the fiscal years ended March 31, 2026, 2025, and 2024, respectively. The Company had approximately $10 million, $10 million and $13

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
million accrued for the payment of interest and penalties as of the fiscal years ended March 31, 2026, 2025, and 2024, respectively.
16. RESTRUCTURING CHARGES
Fiscal Year 2026
The Company continued to improve operational efficiencies through targeted restructuring activities in fiscal year 2026. The Company recognized $87 million of restructuring charges in fiscal year 2026, most of which related to employee severance. This figure excludes $51 million of impairment and other charges relating to a missile strike on the Company's Mukachevo, Ukraine facility during fiscal year 2026. A total of $135 million of restructuring and impairment charges are excluded from segment income, as disclosed further in note 21.
Fiscal Year 2025
During fiscal year 2025, the Company committed to targeted restructuring activities to improve operational efficiency by reducing excess workforce capacity. As a result, the Company recognized $86 million of restructuring charges, most of which related to employee severance. Certain restructuring charges of $84 million are not included in segment income.
Fiscal Year 2024
The Company identified certain structural changes to restructure its business throughout fiscal year 2024. During fiscal year 2024, the Company recognized $175 million of restructuring charges, most of which related to employee severance and are not included in segment income.
The following table summarizes the provisions for charges incurred, respective payments for the fiscal years ended March 31, 2026, 2025, and 2024, respectively, and remaining accrued balances as of the same periods:

	Severance	Long-Lived Asset Impairment	Other Exit Costs	Total
	(In millions)
Balance as of March 31, 2023	$44	$—	$6	$50
Provision for charges incurred in fiscal year 2024	161	14	—	175
Cash payments for charges incurred in fiscal year 2023 and prior	(13)	—	—	(13)
Cash payments for charges incurred in fiscal year 2024	(115)	—	—	(115)
Non-cash reductions (including FX) incurred in fiscal year 2024	—	(14)	(3)	(17)
Balance as of March 31, 2024	77	—	3	80
Provision for charges incurred in fiscal year 2025	76	10	—	86
Cash payments for charges incurred in fiscal year 2024 and prior	(20)	—	—	(20)
Cash payments for charges incurred in fiscal year 2025	(54)	—	—	(54)
Non-cash reductions (including FX) incurred in fiscal year 2025 (1)	(28)	(10)	(3)	(41)
Balance as of March 31, 2025	51	—	—	51
Provision for charges incurred in fiscal year 2026	72	9	6	87
Cash payments for charges incurred in fiscal year 2025 and prior	(27)	—	(4)	(31)
Cash payments for charges incurred in fiscal year 2026	(33)	—	(3)	(36)
Non-cash reductions (including FX) incurred in fiscal year 2026	—	(9)	1	(8)
Balance as of March 31, 2026	63	—	—	63
Less: Current portion (classified as other current liabilities)	63	—	—	63
Accrued restructuring costs, net of current portion (classified as other non-current liabilities)	$—	$—	$—	$—

(1) The non-cash adjustments predominantly relate to the liabilities derecognized as part of a business disposition. Refer to note 19 for further details.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. OTHER CHARGES (INCOME), NET
Other charges (income), net for the fiscal years ended March 31, 2026, 2025 and 2024 are comprised of the following:

	Fiscal Year Ended March 31
	2026	2025	2024
	(In millions)
(Gain)/Loss on foreign exchange transactions	$17	$10	$24
(Gain) on bargain purchase (1)	—	(19)	—
Other	13	(5)	20
(1)Represents the gain on bargain purchase as a result of an acquisition occurring during the fourth quarter of fiscal year 2025. See note 19 "Business Acquisitions & Divestitures" for additional information.
18. INTEREST EXPENSE AND INTEREST INCOME
Interest expense and interest income for the fiscal years ended March 31, 2026, 2025 and 2024 are primarily comprised of the following:

	Fiscal Year Ended March 31
	2026	2025	2024
	(In millions)
Interest expense on debt obligations	$197	$185	$161
AR sales programs related expenses	18	33	46
Interest income	(51)	(61)	(56)
19. BUSINESS ACQUISITIONS & DIVESTITURES
Fiscal 2026 Acquisition
On April 30, 2025, the Company completed the acquisition of a manufacturing business in Bielsko Biała, Poland, for total purchase consideration of $35 million. The business is included in the Power reporting unit in the CPI segment. The results of the acquired business are included in the Company’s consolidated financial statements from the acquisition date. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed is based on their fair values as of the date of acquisition.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following represents the Company's allocation of the total purchase price to the acquired assets and liabilities of the acquired business (in millions):

Current Assets:
Inventories	$15
Contract assets	9
Accounts Receivable	1
Total current assets	25
Operating lease right-of-use assets, net	28
Property and equipment, net	4
Intangible assets (1)	2
Goodwill	8
Total assets	$67

Current Liabilities:
Accrued payroll	$4
Operating lease liabilities	2
Total current liabilities	6
Operating lease liabilities, non-current	26
Total liabilities	32
Total aggregate purchase price	$35
(1) Intangible assets of $2 million relate to customer relationships and will be amortized over a weighted-average estimated useful life of 5 years.
Fiscal 2025 Acquisitions and Divestiture
On November 19, 2024, the Company completed the business acquisition of 100% ownership of Crown, a U.S. leader in critical power solutions for a total purchase consideration of $319 million, including cash of $313 million and a $6 million estimate of customary closing adjustments. The acquisition added complementary capabilities to the Company's existing portfolio in the United States, primarily strengthening its industrial power solutions. Upon acquisition, Crown was included in the Industrial reporting unit within the former FRS segment. Currently, Crown is included in the Power reporting unit within the CPI segment. The intangible assets of $128 million are comprised of customer-related intangible assets of $83 million and licenses and other intangible assets such as trade names and patented technology of $45 million. Customer-related assets are amortized over a weighted-average estimated useful life of 12.6 years while licenses and other intangibles are amortized over a weighted-average estimated useful life of 10.0 years.
On November 14, 2024, the Company acquired 100% ownership of JetCool, a provider of liquid cooling solutions tailored for the data center market, for approximately $43 million in cash, a deemed settled pre-existing loan from Flex of approximately $5 million, and contingent consideration with an acquisition date fair value of $5 million for a total purchase price of $53 million. As of March 31, 2026, the remaining carrying value of the contingent consideration is $2 million. Upon acquisition, JetCool was included in the CEC reporting unit within the former FAS segment. Currently, JetCool is included in the Cloud and Cooling reporting unit within the CPI segment. Acquired intangible assets of $21 million relate to developed technology and are amortized over a weighted-average estimated useful life of 6.5 years.
On February 4, 2025, the Company acquired the U.S. manufacturing operations of the Forest & Garden division of Husqvarna, a leading global producer of outdoor power products. Under the agreement, the Company assumed operation of Husqvarna’s Orangeburg, South Carolina, facility to support Husqvarna’s U.S. manufacturing requirements. The total purchase consideration was $78 million, including $57 million in cash and $21 million in deferred consideration as of the acquisition date, $8 million of which has been paid in fiscal year 2026, $5 million to be paid in fiscal year 2027, $4 million in fiscal year 2028 and $4 million in fiscal year 2029. Additionally, the Company recognized a gain on bargain purchase of $19 million in other charges (income) on the consolidated statements of operations during fiscal year 2025. The gain on bargain purchase reflects the seller’s strategic decision to prioritize its partnership with Flex as a manufacturing partner. The acquired business is

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
included in the Industrial reporting unit within the RMS segment. Acquired intangible assets of $15 million relate to customer relationships and are amortized over a weighted-average estimated useful life of 5 years.
In May 2024, the Company completed the acquisition of a business that was not material to the Company's consolidated financial position, results of operations, or cash flows. The acquisition expanded the Company’s service offerings across multiple markets and supports sustainability initiatives through second-life products. $8 million of goodwill was recognized in connection with this transaction.
During the fiscal year ended March 31, 2025, the Company disposed of ones of its European sites. The property and equipment and various other assets sold and liabilities transferred were not material to the Company's consolidated financial results. The net loss on disposition of $6 million was recorded in other charges (income), net in the consolidated statements of operations for fiscal year 2025.
Fiscal 2024 Divestitures
During the fiscal year ended March 31, 2024, the Company completed the spin-off of Nextracker. See note 7 - "Discontinued Operations & Noncontrolling Interest" for additional information.
In addition, the Company disposed of a non-strategic business within the RMS segment and received proceeds of $14 million. The property and equipment and various other assets sold and liabilities transferred were not material to the Company's consolidated financial results. The net loss on disposition was not material to the Company’s consolidated financial results, and was included in other charges (income), net in the consolidated statements of operations for fiscal year 2024.
20. SHARE REPURCHASE PLAN
During fiscal year 2026, the Company repurchased 19.2 million shares for an aggregate purchase price of $944 million and retired all these shares.
Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $1.7 billion in accordance with the share repurchase mandate approved by the Company’s shareholders at the date of the most recent Annual General Meeting held on August 6, 2025. As of March 31, 2026, shares in the aggregate amount of $1.1 billion were available to be repurchased under the current plan.
21. SEGMENT REPORTING
The Company's Chief Executive Officer is the Company's Chief Operating Decision Maker ("CODM") who evaluates how we allocate resources, assess performance and make strategic and operational decisions. Based on such evaluation and the information provided to the CODM, the Company determined as of and for the period ended March 31, 2026, that Flex has three operating and reportable segments. See note 1 "Organization of the Company" for further details on the segment change that took place in the fourth quarter of fiscal year 2026.
The ITS segment is optimized for speed to market based on a highly flexible supply and manufacturing system. ITS is comprised of the following end markets that represent reporting units:
•Communications, high speed networking, enterprise, and satellite communications systems
•Lifestyle, premium products across commercial, home and personal product categories
The RMS segment is optimized for longer product lifecycles requiring complex ramps with specialized production models. RMS is comprised of the following end markets that represent reporting units:
•Industrial, mission-critical automation, energy, and industrial infrastructure
•Automotive, compute and power electronics platforms, and integrated systems
•Healthcare, regulated manufacturing for medical devices, drug delivery and equipment
The CPI segment is a global provider of power and cooling products and integrated rack-scale compute systems serving digital infrastructure and industrial applications. CPI is comprised of the following end markets that represent reporting units:
•Cloud and Cooling, integrated compute systems supporting power‑dense digital infrastructure deployments, and advanced liquid cooling solutions supporting higher-density, power-intensive rack architectures

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•Power, utility and facility‑level electrical infrastructure enabling reliable, scalable power delivery and high-density rack- and board-level power systems supporting power-intensive compute workloads
The determination of the separate operating and reporting segments is based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics.
An operating segment's performance is evaluated based on its pre-tax operating contribution, or segment income. The CODM compares actual segment income to budgeted financial performance in allocating resources and assessing segment performance. Segment income is defined as net sales less cost of sales, and segment selling, general and administrative expenses, and does not include amortization of intangibles, stock-based compensation, certain restructuring charges, customer-related asset impairment charges or recoveries, legal and other, interest expense, interest income, other charges (income), net, and equity in earnings of unconsolidated affiliates. A portion of depreciation is allocated to the respective segments, together with other general corporate, research and development and administrative expenses.
Selected financial information by segment is in the tables below.

Fiscal Year Ended March 31, 2026	ITS	RMS	CPI	Total
Net Sales	$11,109	$10,191	$6,614	$27,914
Segment cost of sales	(10,231)	(9,225)	(5,810)
Segment selling, general and administrative expenses	(282)	(355)	(194)
Segment income	$596	$611	$610	$1,817
Reconciling items:
Corporate and other				$53
Intangible amortization				68
Stock-based compensation				142
Restructuring and impairment charges (1)				135
Customer-related asset recoveries (2)				(2)
Legal and other (3)				53
Interest expense				215
Interest income				51
Other charges (income), net				30
Equity in earnings (losses) of unconsolidated affiliates				(31)
Income from continuing operations before income taxes				$1,143
(1)Certain restructuring charges of $3 million are excluded from the reconciling amount of $135 million as they are included within segment income.
(2)Customer-related asset impairments may consist of non-cash impairments of property and equipment to estimated fair value for customers from whom we have disengaged or are in the process of disengaging as well as additional provisions for doubtful accounts receivable for customers that are experiencing financial difficulties and inventory that is considered non-recoverable that is written down to net realizable value. In subsequent periods, the Company may recover a portion of the costs previously incurred related to assets impaired or reduced to net realizable value. During fiscal year 2026, the Company recovered approximately $2 million of prior year customer-related asset impairments.
(3)Legal and other consists of costs not directly related to core business results including matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims and other issues on a global basis as well as acquisition related costs and asset impairment. During fiscal year 2026, $53 million in Legal and other costs primarily related to temporary and incremental costs associated with the Company's intent to separate its CPI segment from Flex.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Year Ended March 31, 2025	ITS	RMS	CPI	Total
Net Sales	$11,336	$9,678	$4,799	$25,813
Segment cost of sales	(10,512)	(8,851)	(4,163)
Segment selling, general and administrative expenses	(283)	(322)	(144)
Segment income	$541	$505	$492	$1,538
Reconciling items:
Corporate and other				$79
Intangible amortization				70
Stock-based compensation				125
Restructuring charges				84
Customer-related asset impairment (1)				2
Legal and other (2)				9
Interest expense				218
Interest income				61
Other charges (income), net				(14)
Equity in earnings (losses) of unconsolidated affiliates				(3)
Income from continuing operations before income taxes				$1,023
(1)Customer-related asset impairments may consist of non-cash impairments of property and equipment to estimated fair value for customers from whom we have disengaged or are in the process of disengaging as well as additional provisions for doubtful accounts receivable for customers that are experiencing financial difficulties and inventory that is considered non-recoverable that is written down to net realizable value. In subsequent periods, the Company may recover a portion of the costs previously incurred related to assets impaired or reduced to net realizable value. During fiscal year 2025, the Company recognized approximately $2 million of customer-related asset impairments.
(2)Legal and other consists of costs not directly related to core business results including matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims and other issues on a global basis as well as acquisition related costs and customer-related asset impairment. During fiscal year 2025, the Company accrued for $5 million related to asset impairments and $4 million is related to acquisition costs.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Year Ended March 31, 2024	ITS	RMS	CPI	Total
Net Sales	$12,636	$10,535	$3,244	$26,415
Segment cost of sales	(11,846)	(9,656)	(2,835)
Segment selling, general and administrative expenses	(301)	(339)	(103)
Segment income	$489	$540	$306	$1,335
Reconciling items:
Corporate and other				$68
Intangible amortization				70
Stock-based compensation				113
Restructuring charges				172
Customer-related asset impairment (1)				14
Legal and other (2)				45
Interest expense				207
Interest income				56
Other charges (income), net				44
Equity in earnings (losses) of unconsolidated affiliates				8
Income from continuing operations before income taxes				$666
(1)Customer-related asset impairments may consist of non-cash impairments of property and equipment to estimated fair value for customers from whom we have disengaged or are in the process of disengaging as well as additional provisions for doubtful accounts receivable for customers that are experiencing financial difficulties and inventory that is considered non-recoverable that is written down to net realizable value. In subsequent periods, the Company may recover a portion of the costs previously incurred related to assets impaired or reduced to net realizable value. During fiscal year 2024, the Company recognized approximately $14 million of customer-related asset impairments.
(2)Legal and other consists of costs not directly related to core business results including matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims and other issues on a global basis as well as acquisition related costs and customer-related asset recoveries. During fiscal year 2024, the Company recognized a $50 million loss contingency for a commercial dispute related to a construction matter with related production objectives.
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

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Property and equipment on a segment basis is not separately identified and is not internally reported by segment to the Company's CODM as described above. During fiscal years 2026, 2025 and 2024, total depreciation expense, including amounts allocated to the reportable segments and Corporate and Other, was as follows:

	Fiscal Year Ended March 31,
	2026	2025	2024
	(In millions)
Depreciation expense:
Integrated Technology Solutions	$162	$180	$184
Regulated Manufacturing Solutions	221	209	204
Cloud and Power Infrastructure	62	39	24
Corporate and Other	12	11	16
Total depreciation expense	$457	$439	$428
Geographic information of net sales is as follows:

	Fiscal Year Ended March 31,
	2026		2025		2024
	(In millions)
Net sales by region:
Americas	$13,820	50%	$12,656	49%	$12,232	46%
Asia	8,401	30%	7,701	30%	8,540	32%
Europe	5,693	20%	5,456	21%	5,643	22%
	$27,914		$25,813		$26,415

Revenues are attributable to the country in which the product is manufactured or service is provided.
During fiscal years 2026, 2025 and 2024, net sales generated from Singapore, the country of domicile, were $194 million, $266 million and $660 million, respectively.
The following table summarizes the countries that accounted for more than 10% of net sales in fiscal years 2026, 2025, and 2024:

	Fiscal Year Ended March 31,
	2026		2025		2024
	(In millions)
Net sales by country:
Mexico	$6,994	25%	$6,854	27%	$6,935	26%
U.S.	5,186	19%	4,162	16%	3,598	14%
China	4,494	16%	4,319	17%	5,117	19%
Malaysia	2,967	11%	2,379	9%	2,122	8%
No other country accounted for more than 10% of net sales for the fiscal periods presented in the table above.

FLEX LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Geographic information of property and equipment, net is as follows:

	As of March 31,
	2026		2025
	(In millions)
Property and equipment, net:
Americas	$1,419	57%	$1,292	55%
Asia	585	23%	555	24%
Europe	501	20%	483	21%
	$2,505		$2,330
As of March 31, 2026 and 2025, property and equipment, net held in Singapore was $4 million in both periods.
The following table summarizes the countries that accounted for more than 10% of property and equipment, net for the fiscal years ended March 31, 2026 and 2025:

	Fiscal Year Ended March 31,
	2026		2025
	(In millions)
Property and equipment, net:
Mexico	$891	36%	$815	35%
U.S.	443	18%	376	16%
China	306	12%	293	13%
No other country accounted for more than 10% of property and equipment, net for the periods presented in the table above.
22. SUBSEQUENT EVENTS
On May 5, 2026, Flex announced its intention to separate its CPI segment from Flex and into an independent, publicly traded company (“SpinCo”). The separation of CPI into SpinCo will create a separate publicly traded company focused on data center power, digital infrastructure and power, thermal and compute integration. The spin-off of CPI from Flex is expected to be completed in the first quarter of calendar 2027 and is subject to the approval of Flex’s Board of Directors, shareholders, and the High Court of the Republic of Singapore and the SEC declaring SpinCo’s Form 10 registration statement effective. Subsequent to the spin-off of CPI from Flex, Flex will continue as an advanced manufacturing and supply chain solutions business consisting of its ITS and RMS segments. There can be no assurance that any separation transaction will ultimately occur or, if one does occur, of its terms or timing and there is no guarantee that the spin-off, if completed, will achieve the intended financial, strategic, and operational benefits.
On May 1, 2026, the Company completed the business acquisition of 100% ownership of Electrical Power Products, Inc ("EPP"), a U.S. leader in critical power solutions for a total estimated purchase consideration of $1.1 billion of cash, subject to customary closing adjustments. The acquisition enhances the scale of the Company's U.S. critical power portfolio. EPP will be reported within the Power reporting unit in the CPI segment. Due to the timing of the EPP acquisition, it is not practical to disclose the preliminary allocations of the purchase consideration to the assets acquired and liabilities assumed.
On April 30, 2026, the Company entered into, and fully drew down, a new $1.45 billion credit facility (the "New Credit Facility") which matures on the date that is 364 days after the date on which the term loans are first funded pursuant to the New Credit Facility. Proceeds from the New Credit Facility are to be used for general corporate purposes including the financing of the acquisition of EPP described above. Loans under the New Credit Facility bear interest at either the forward-looking term rate based on the secured overnight financing rate for a specified interest period or a rate based on the prime rate, in each case plus an applicable margin determined by reference to the Company's long-term issuer credit ratings from S&P, Moody's, and Fitch.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2026. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
As of March 31, 2026, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of March 31, 2026.
(c)Attestation Report of the Registered Public Accounting Firm
The effectiveness of the Company's internal control over financial reporting as of March 31, 2026 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading "Report of Independent Registered Public Accounting Firm."
(d)Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Flex Ltd., Singapore

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Flex Ltd. and subsidiaries (the "Company") as of March 31, 2026, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended March 31, 2026, of the Company, and our report dated May 20, 2026 expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
May 20, 2026

ITEM 9B.    OTHER INFORMATION
Insider Trading Arrangements
During the fiscal quarter ended March 31, 2026, the officers and director listed below adopted trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.
On February 12, 2026, Scott Offer, Executive Vice President and General Counsel, adopted a trading plan that provides for the sale of up to 51,750 ordinary shares of the Company. The plan will terminate on June 30, 2026, subject to early termination for certain specified events set forth in the plan.
On February 20, 2026, Revathi Advaithi, Chief Executive Officer and a director, adopted a trading plan that provides for the sale of up to 167,000 ordinary shares of the Company. The plan will terminate on January 29, 2027, subject to early termination for certain specified events set forth in the plan.
No other officers or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended March 31, 2026.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to this item may be found in the Company's definitive proxy statement for the Company's 2026 Annual General Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2026. Such information is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
Information with respect to this item may be found in the Company's definitive proxy statement for the Company's 2026 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information with respect to this item may be found in the Company's definitive proxy statement for the Company's 2026 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this item may be found in the Company's definitive proxy statement for the Company's 2026 Annual General Meeting of Shareholders. Such information is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES (Deloitte & Touche LLP, PCAOB ID: 34)
Information with respect to this item may be found in the Company's definitive proxy statement for the Company's 2026 Annual General Meeting of Shareholders. Such information is incorporated by reference.

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
(c)    Financial Statement Schedules.    Reference is made to Item 15(a)(2) above.
ITEM 16.    FORM 10-K SUMMARY
None.
EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
3.01	Constitution of the Registrant (incorporating all amendments as at August 20, 2019)	10-Q	000-23354	10/30/2019	3.01
4.01	Indenture, dated as of June 6, 2019, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	6/6/2019	4.1
4.02	First Supplemental Indenture, dated as of June 6, 2019, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	6/6/2019	4.2
4.03	Form of 4.875% Global Note due 2029 (included in Exhibit 4.02)	8-K	000-23354	6/6/2019	4.3
4.04	Second Supplemental Indenture, dated as of November 7, 2019, by and between the Company and U.S. Bank National Association, as trustee.	8-K	000-23354	11/7/2019	4.3
4.05	Form of 4.875% Global Note due 2029 (included in Exhibit 4.04)	8-K	000-23354	11/7/2019	4.4
4.06	Third Supplemental Indenture dated as of May 12, 2020, by and between the Company and U.S. Bank National Association, as trustee.	8-K	000-23354	5/12/2020	4.2
4.07	Form of 4.875% Global Note due 2030 (included in Exhibit 4.06)	8-K	000-23354	5/12/2020	4.4
4.08	Fourth Supplemental Indenture, dated as of August 17, 2020, by and between the Company and U.S. Bank National Association, as trustee	8-K	000-23354	8/17/2020	4.3
4.09	Form of 4.875% Global Note due 2030 (included in Exhibit 4.08)	8-K	000-23354	8/17/2020	4.5
4.10	Fifth Supplemental Indenture, dated as of December 7, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as trustee	8-K	000-23354	12/7/2022	4.2
4.11	Form of 6.000% Global Note due 2028 (included in Exhibit 4.10)	8-K	000-23354	12/7/2022	4.3
4.12	Sixth Supplemental Indenture, dated as of August 21, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as trustee	8-K	000-23354	8/21/2024	4.2

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
4.13	Form of 5.250% Global Note due 2032 (included in Exhibit 4.12)	8-K	000-23354	8/21/2024	4.3
4.14	Seventh Supplemental Indenture, dated as of November 13, 2025, by and between the Company and U.S. Bank Trust Company, National Association, as trustee	8-K	000-23354	11/13/2025	4.3
4.15	Eighth Supplemental Indenture, dated as of November 13, 2025, by and between the Company and U.S. Bank Trust Company, National Association, as trustee	8-K	000-23354	11/13/2025	4.4
4.16	Form of 5.250% Global Note due 2032 (included in Exhibit 4.14)	8-K	000-23354	11/13/2025	4.5
4.17	Form of 5.375% Global Note due 2035 (included in Exhibit 4.15)	8-K	000-23354	11/13/2025	4.6
4.18	Description of Registrant's Securities	10-K	000-23354	5/28/2020	4.14
4.19	Warrant to Purchase Ordinary Shares, dated August 15, 2025	8-K	000-23354	8/18/2025	4.1
10.01	Credit Agreement, dated as of July 15, 2025, among Flex Ltd. and certain of its subsidiaries, from time to time party thereto, as borrowers, Bank of America, N.A., as Administrative Agent, an L/C Issuer and a Swing Line Lender, and the other L/C Issuers, Swing Line Lenders and Lenders party thereto	8-K	000-23354	7/18/2025	10.01
10.02	Form of Indemnification Agreement between the Registrant and its Directors and certain officers†	10-K	000-23354	5/20/2009	10.01
10.03	Form of Indemnification Agreement between Flextronics Corporation and the Directors and certain officers of the Registrant†	10-K	000-23354	5/20/2009	10.02
10.04	Flex Ltd. 2017 Equity Incentive Plan (as amended and restated as of August 2, 2023)†	DEF 14A	000-23354	6/21/2023	Annex B
10.05	First Amendment to Flex Ltd. 2017 Equity Incentive Plan (as amended and restated as of August 2, 2023) effective as of March 5, 2025†	8-K	000-23354	3/7/2025	10.1
10.06	Form of Restricted Share Unit Award Agreement under the Flex Ltd. Amended and Restated 2017 Equity Incentive Plan for Non-Employee Directors†	10-Q	000-23354	10/31/2022	10.02
10.07	Form of Restricted Share Unit Award Agreement under the Amended and Restated Flex Ltd. 2017 Equity Incentive Plan for performance-based vesting awards (FY24)†	10-Q	000-23354	7/31/2023	10.03
10.08	Form of Restricted Share Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan for service-based vesting awards (FY25)†	10-Q	000-23354	7/26/2024	10.03
10.09	Form of Restricted Share Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan for performance-based vesting awards (FY25)†	10-Q	000-23354	7/26/2024	10.04
10.10	Form of Restricted Share Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan for service-based vesting awards (FY25 2-year prorated)†	10-Q	000-23354	10/31/2024	10.01
10.11	Form of Restricted Share Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan for service-based vesting awards (FY25 supplemental equity)†	10-Q	000-23354	10/31/2024	10.02

			Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
10.12	Form of Restricted Share Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan for performance-based vesting awards (FY25 supplemental equity)†	10-Q	000-23354	10/31/2024	10.03
10.13	Form of Restricted Share Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan for service-based vesting awards (FY26)†	10-Q	000-23354	7/25/2025	10.02
10.14	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan for performance based vesting awards (FY26-EVP, PRES, CFO)†	10-Q	000-23354	7/25/2025	10.03
10.15	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan for performance based vesting awards (FY26-SVP)†	10-Q	000-23354	7/25/2025	10.04
10.16	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan for performance based vesting awards (FY26-CEO supplemental equity)†	10-Q	000-23354	7/25/2025	10.05
10.17	2010 Flextronics International USA, Inc. Deferred Compensation Plan (amended and restated June 6, 2025)†	10-Q	000-23354	7/25/2025	10.06
10.18	Form of Addendum Award Agreement under the 2010 Deferred Compensation Plan (FY21)†	10-Q	000-23354	1/29/2021	10.02
10.19	Form of Addendum Award Agreement under the 2010 Deferred Compensation Plan (FY25)†	10-Q	000-23354	7/26/2024	10.05
10.20	Form of Addendum Award Agreement under the 2010 Deferred Compensation Plan (FY26)†	10-Q	000-23354	7/25/2025	10.07
10.21	Summary of Directors' Compensation†	10-Q	000-23354	10/30/2017	10.02
10.22	Flex Ltd. Amended and Restated Executive Severance Plan†	10-K	000-23354	5/21/2025	10.25
10.23	Revathi Advaithi Offer Letter, dated February 7, 2019†	10-K	000-23354	5/21/2019	10.29
10.24	Revathi Advaithi Offer Letter Amendment, dated March 5, 2025†	10-K	000-23354	5/21/2025	10.27
10.25	Scott Offer Amended Offer Letter, dated as of January 27, 2019†	10-K	000-23354	5/28/2020	10.29
10.26	Kevin Krumm Offer Letter, dated November 7, 2024†	10-Q	000-23354	1/31/2025	10.01
10.27	Description of Annual Incentive Bonus Plan for Fiscal Year 2026†	10-Q	000-23354	7/25/2025	10.01
10.28	Agreement and Plan of Merger, by and among Flex Ltd., Yuma, Inc., Nextracker Inc. and Yuma Acquisition Corp, dated as of February 7, 2023	8-K	000-23354	2/13/2023	10.1
10.29	Tax Matters Agreement, by and among Flex Ltd., Yuma, Inc., and Nextracker Inc., dated as of January 2, 2024	8-K	000-23354	1/2/2024	10.2
10.30	Transaction Agreement, dated as of August 15, 2025, by and between Flex Ltd. and Amazon.com, Inc.ª	8-K	000-23354	8/18/2025	10.1
19.01	Insider Trading Policy	10-K	000-23354	5/17/2024	19.01
21.01	Subsidiaries of Registrant					X
23.01	Consent of Deloitte & Touche LLP					X

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith
24.01	Power of Attorney (included on the signature page to this Form 10-K)					X
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act					X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350*					X
97.01	Executive Incentive Compensation Recoupment Policy	10-K	000-23354	5/17/2024	97.01
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Scheme Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)					X
_______________________________________________________________________________
ª    Portions of this document have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
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

Flex Ltd.
Date: May 20, 2026	By:	/s/ REVATHI ADVAITHI
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

Signature	Title	Date

/s/ REVATHI ADVAITHI	Chief Executive Officer (Principal Executive Officer) and Director	May 20, 2026
Revathi Advaithi

/s/ KEVIN KRUMM	Chief Financial Officer (Principal Financial Officer)	May 20, 2026
Kevin Krumm

/s/ DANIEL J. WENDLER	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	May 20, 2026
Daniel J. Wendler

/s/ WILLIAM D. WATKINS	Chairman of the Board	May 20, 2026
William D. Watkins

/s/ JOHN D. HARRIS II	Director	May 20, 2026
John D. Harris II

/s/ MICHAEL E. HURLSTON	Director	May 20, 2026
Michael E. Hurlston

/s/ ERIN L. MCSWEENEY	Director	May 20, 2026
Erin L. McSweeney

/s/ CHARLES K. STEVENS, III	Director	May 20, 2026
Charles K. Stevens, III

/s/ MARYROSE SYLVESTER	Director	May 20, 2026
Maryrose Sylvester

/s/ LAY KOON TAN	Director	May 20, 2026
Lay Koon Tan

/s/ PATRICK J. WARD	Director	May 20, 2026
Patrick J. Ward