Form 10-Q
period 2026-06-26
FLEX LTD.
filed 2026-07-31
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2026

or

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

The number of shares of the registrant’s ordinary shares outstanding as of July 24, 2026 was 369,402,978.

FLEX LTD.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Flex Ltd., Singapore

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Flex Ltd. and subsidiaries (the “Company”) as of June 26, 2026, the related condensed consolidated statements of operations, comprehensive income, and shareholders’ equity for the three-month periods ended June 26, 2026 and June 27, 2025, the condensed consolidated statement of cash flows for the three-month periods ended June 26, 2026 and June 27, 2025, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of March 31, 2026, and the related consolidated statements of operations, comprehensive income, redeemable noncontrolling interest and shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 20, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2026 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
July 31, 2026

FLEX LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of June 26, 2026	As of March 31, 2026
	(In millions, except share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,840	$2,389
Accounts receivable, net of allowance of $10 and $8, respectively	5,036	4,679
Contract assets	1,386	1,063
Inventories	6,453	5,845
Other current assets	2,522	2,356
Total current assets	18,237	16,332
Property and equipment, net	2,655	2,505
Operating lease right-of-use assets, net	794	659
Goodwill	1,831	1,369
Other intangible assets, net	736	283
Other non-current assets	945	912
Total assets	$25,198	$22,060

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,195	$8,055
Accrued payroll and benefits	579	671
Deferred revenue and customer working capital advances	2,053	2,156
Other current liabilities	1,393	1,134
Total current liabilities	13,220	12,016
Long-term debt, net of current portion	5,219	3,751
Operating lease liabilities, non-current	711	565
Other non-current liabilities	548	584
Total liabilities	19,698	16,916
Shareholders’ equity
Ordinary shares, no par value; 374,939,150 and 371,241,931 issued, and 369,387,510 and 365,690,291 outstanding as of June 26, 2026 and March 31, 2026, respectively	3,401	3,347
Treasury stock at cost; 5,551,640 shares	(200)	(200)
Accumulated earnings	2,449	2,164
Accumulated other comprehensive loss	(150)	(167)
Total shareholders’ equity	5,500	5,144
Total liabilities and shareholders' equity	$25,198	$22,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended
	June 26, 2026	June 27, 2025
	(In millions, except per share amounts) (Unaudited)
Net sales	$7,928	$6,575
Cost of sales	7,177	5,987
Restructuring charges	4	16
Gross profit	747	572
Selling, general and administrative expenses	334	233
Restructuring and impairment charges (reversal)	(2)	7
Intangible amortization	23	21
Operating income	392	311
Interest expense	60	51
Interest income	13	13
Other charges (income), net	(37)	7
Equity in earnings (losses) of unconsolidated affiliates	(5)	(20)
Income before income taxes	377	246
Provision for income taxes	92	54
Net income	$285	$192

Earnings per share:
Basic	$0.78	$0.51
Diluted	0.76	0.50

Weighted-average shares used in computing per share amounts:
Basic	366	374
Diluted	374	381

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended
	June 26, 2026	June 27, 2025
	(In millions) (Unaudited)
Net income	$285	$192
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(15)	69
Unrealized gain (loss) on derivative instruments and other	32	39
Comprehensive income	$302	$300

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary Shares			Accumulated Other Comprehensive Gain (Loss)			Total
Three-Months Ended June 26, 2026	Shares Outstanding	Amount	Accumulated Earnings (Deficit)	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Gain (Loss)	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT MARCH 31, 2026	366	$3,147	$2,164	$(15)	$(152)	$(167)	$5,144
Repurchase of Flex Ltd. ordinary shares at cost	—	—	—	—	—	—	—
Issuance of Flex Ltd. vested shares under restricted share unit awards	3	—	—	—	—	—	—
Net income	—	—	285	—	—	—	285
Provision for stock warrants	—	3	—	—	—	—	3
Stock-based compensation	—	51	—	—	—	—	51
Total other comprehensive income (loss)	—	—	—	32	(15)	17	17
BALANCE AT JUNE 26, 2026	369	$3,201	$2,449	$17	$(167)	$(150)	$5,500

	Ordinary Shares			Accumulated Other Comprehensive Gain (Loss)			Total
Three-Months Ended June 27, 2025	Shares Outstanding	Amount	Accumulated Earnings (Deficit)	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Gain (Loss)	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT MARCH 31, 2025	378	$3,942	$1,284	$(19)	$(205)	$(224)	$5,002
Repurchase of Flex Ltd. ordinary shares at cost	(7)	(247)	—	—	—	—	(247)
Issuance of Flex Ltd. vested shares under restricted share unit awards	5	—	—	—	—	—	—
Net income	—	—	192	—	—	—	192
Stock-based compensation	—	34	—	—	—	—	34
Total other comprehensive income (loss)	—	—	—	39	69	108	108
BALANCE AT JUNE 27, 2025	376	$3,729	$1,476	$20	$(136)	$(116)	$5,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Periods Ended
	June 26, 2026	June 27, 2025
	(In millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$285	$192
Depreciation, amortization and other impairment charges	140	142
Changes in working capital and other, net	(149)	65
Net cash provided by operating activities	276	399
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(236)	(133)
Proceeds from the disposition of property and equipment	1	2
Acquisition of businesses, net of cash acquired	(1,134)	(41)
Proceeds from divestiture of businesses, net of cash held in divested businesses	90	—
Other investing activities, net	—	(7)
Net cash used in investing activities	(1,279)	(179)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	2,830	500
Payments of bank borrowings, long-term debt and other financing liabilities	(1,385)	(532)
Payments for repurchases of ordinary shares	—	(247)
Other financing activities, net	10	(4)
Net cash (used in) provided by financing activities	1,455	(283)
Effect of exchange rates on cash and cash equivalents	(1)	13
Net change in cash and cash equivalents	451	(50)
Cash and cash equivalents, beginning of period	2,389	2,289
Cash and cash equivalents, end of period	$2,840	$2,239

Non-cash investing activities:
Unpaid purchases of property and equipment	$183	$109
Right-of-use assets obtained in exchange for operating lease liabilities	177	152

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION
Organization of the Company
Flex Ltd. ("Flex" or the "Company") is the advanced, end-to-end manufacturing partner of choice that helps a diverse customer base design, build, deliver, and manage innovative products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, Flex delivers technology innovation, supply chain, and manufacturing solutions to diverse industries and end markets. The Company's full suite of specialized capabilities includes design and engineering, supply chain, manufacturing, and integrated services, plus a portfolio of power and cooling products. Over time, we have built differentiated scale and expertise across both technology-driven and regulated markets, enabling us to support customers with increasingly complex product, infrastructure, and compliance requirements. Flex partners with customers across a diverse set of industries including data center, communications, enterprise, consumer, automotive, industrial, healthcare, and power. As of June 26, 2026, Flex's three operating and reportable segments are as follows:
•Integrated Technology Solutions ("ITS"), which is comprised of the following end markets:
◦Communications, high speed networking, enterprise, and satellite communications systems
◦Lifestyle, premium products across commercial, home and personal product categories
•Regulated Manufacturing Solutions ("RMS"), which is comprised of the following end markets:
◦Industrial, mission-critical automation, energy, and industrial infrastructure
◦Automotive, compute and power electronic platforms, and integrated systems
◦Healthcare, regulated manufacturing for medical devices, drug delivery and equipment
•Cloud and Power Infrastructure ("CPI"), which is comprised of the following end markets:
◦Cloud and Cooling, integrated compute systems supporting power-dense digital infrastructure deployments, and advanced liquid cooling solutions supporting higher-density, power-intensive rack architectures
◦Power, utility and facility-level electrical infrastructure enabling reliable, scalable power delivery and high-density rack and board-level power systems supporting power-intensive compute workloads
The Company's service offerings include a comprehensive range of value-added design and engineering services that are tailored to the various markets and needs of its customers. Other focused service offerings relate to manufacturing (including enclosures, metals, plastic injection molding, precision plastics, machining, and mechanicals), system integration and assembly and test services, materials procurement, inventory management, logistics and after-sales services (including product repair, warranty services, re-manufacturing and maintenance), supply chain management software solutions and component product offerings (including flexible printed circuit boards, power adapters and chargers).
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2026 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three-month period ended June 26, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2027.

The first quarters for fiscal years 2027 and 2026 ended on June 26, 2026 and June 27, 2025, respectively, and are comprised of 87 and 88 days, respectively.
The accompanying unaudited condensed consolidated financial statements include the accounts of Flex and its subsidiaries, after elimination of intercompany accounts and transactions. The Company consolidates subsidiaries and investments in entities in which the Company has a controlling interest.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things: allowances for doubtful accounts; inventory write-downs; valuation allowances for deferred tax assets; uncertain tax positions; valuation and useful lives of long-lived assets including property, equipment, and intangible assets; valuation of goodwill; valuation of investments in privately held companies; asset impairments; fair values of financial instruments, notes receivable and derivative instruments; restructuring charges; contingencies; warranty provisions; incremental borrowing rates in determining the present value of lease payments; accruals for potential price adjustments arising from customer contracts; fair values of assets obtained and liabilities assumed in business combinations; valuation of warrants, and the fair values of restricted share unit awards granted under the Company's stock-based compensation plans. Due to global economic conditions, including the impact of ongoing trade conflicts and tariffs, and geopolitical conflicts (including the Russian invasion of Ukraine, recent U.S. and Israel military operations in Iran, and other geopolitical conflicts) there has been and will continue to be uncertainty and disruption in the global economy and financial markets. The Company has made estimates and assumptions taking into consideration certain possible impacts due to the foregoing factors. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.
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
2.  BALANCE SHEET ITEMS
Inventories
The components of inventories, net of applicable lower of cost and net realizable value write-downs, were as follows:

	As of June 26, 2026	As of March 31, 2026
	(In millions)
Raw materials	$5,471	$4,834
Work-in-progress	457	474
Finished goods	525	537
	$6,453	$5,845
In addition to the Flex controlled inventory shown above, the Company held inventory controlled by customers of $1.5 billion and $1.3 billion as of June 26, 2026 and March 31, 2026, respectively. These amounts are reported in other current assets in the condensed consolidated balance sheets.

Goodwill and Other Intangible Assets
During the three-month period ended June 26, 2026, goodwill increased by $462 million with $473 million from an acquisition completed in the first quarter of fiscal year 2027. This was slightly offset by $6 million of goodwill derecognized in the sale of a site in North America and currency impacts of $5 million. See note 12 for further details of the acquisition and disposition completed in the quarter.
The components of acquired intangible assets are as follows:

	June 26, 2026			March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intangible assets:
Customer-related intangibles	$616	$(171)	$445	$317	$(156)	$161
Licenses and other intangibles	374	(83)	291	198	(76)	122
Total	$990	$(254)	$736	$515	$(232)	$283
The gross carrying amounts of intangible assets are removed when fully amortized.
The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2027 (1)	$79
2028	93
2029	69
2030	62
2031	58
Thereafter	375
Total amortization expense	$736
(1)Represents estimated amortization for the remaining nine-month period of the fiscal year ending March 31, 2027.
Customer Working Capital Advances
Customer working capital advances were $1.7 billion and $1.8 billion as of June 26, 2026 and March 31, 2026, respectively. The customer working capital advances are not interest-bearing, do not generally have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production or the customer working capital advance agreement is terminated.
Other Non-Current Assets
Other non-current assets include deferred tax assets of $544 million and $538 million as of June 26, 2026 and March 31, 2026, respectively.
Other Current Liabilities
Other current liabilities include customer-related accruals of $498 million and $355 million as of June 26, 2026 and March 31, 2026, respectively.
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
Obligations under these programs are classified within accounts payable on the condensed consolidated balance sheets, with the associated payments reflected in the operating activities section of the condensed consolidated statement of cash flows. The Company's outstanding obligations confirmed as valid under its supplier finance programs as of June 26, 2026 and March 31, 2026 were $134 million and $154 million, respectively.
3.  REVENUE
Contract Balances
A contract asset is recognized when the Company has recognized revenue but not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheets and transferred to receivables when rights to payment become unconditional and invoiced.
A contract liability is recognized when the Company receives payments in advance of the satisfaction of performance. Contract liabilities, identified as deferred revenue, were $441 million and $431 million as of June 26, 2026 and March 31, 2026, respectively, of which $370 million and $362 million, respectively, is included in deferred revenue and customer working capital advances under current liabilities.
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated based on timing of transfer, point in time or over time:

	Three-Month Periods Ended
	June 26, 2026	June 27, 2025
Timing of Transfer	(In millions)
ITS
Point in time	$1,554	$1,760
Over time	1,502	798
Total	3,056	2,558
RMS
Point in time	1,504	1,429
Over time	1,166	962
Total	2,670	2,391
CPI
Point in time	1,530	1,565
Over time	672	61
Total	2,202	1,626
Flex
Point in time	4,588	4,754
Over time	3,340	1,821
Total	$7,928	$6,575

Concentration of Risk
Sales of the Company's products are concentrated among specific customers. A significant customer accounted for 12% of net sales during the three-month period ended June 26, 2026. The majority of the revenue with this customer is included within the CPI segment. No other customer accounted for more than 10% of net sales during the three-month periods ended June 26, 2026 or June 27, 2025.

4.  SHARE-BASED COMPENSATION AND WARRANTS
Flex historically maintains share-based compensation plans at the corporate level. The Company grants equity compensation awards under its 2017 Equity Incentive Plan (the "2017 Plan").
Share-Based Compensation Expense
The following table summarizes the Company’s share-based compensation expense for the 2017 Plan:

	Three-Month Periods Ended
	June 26, 2026	June 27, 2025
	(In millions)
Cost of sales	$7	$8
Selling, general and administrative expenses	44	26
Total share-based compensation expense	$51	$34
The 2017 Plan
During the three-month period ended June 26, 2026, the Company granted 1.7 million restricted share unit ("RSU") awards. Of this amount, 0.8 million are plain-vanilla unvested RSU awards that vest over a period of three years, with no performance or market conditions, with an average grant date price of $151.88 per award. In addition, 0.3 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain performance conditions, with an average grant date price of $151.99 per award. These performance-based RSUs include awards tied to the Company's adjusted earnings per share growth and awards tied to operating profit goals. The number of shares that will ultimately vest will range from zero up to a maximum of approximately 0.7 million based on the level of achievement of these performance conditions. The awards will cliff vest after a period of three years, depending on the specific performance metrics, to the extent such performance conditions have been met. No shares were granted with market based conditions during the first quarter of fiscal year 2027. The remaining balance of 0.7 million represents the number of shares issued upon the vesting of RSU awards above target levels based on the achievement of certain market and performance conditions for awards granted in fiscal year 2024. These awards were issued and immediately vested in accordance with the terms and conditions of the underlying awards.
As of June 26, 2026, 6.2 million unvested RSU awards under the 2017 Plan were outstanding, of which vesting for a targeted amount of 0.5 million shares is contingent on meeting certain market conditions, and vesting for a targeted amount of 1.6 million shares is contingent on meeting certain performance conditions. The number of shares tied to market conditions that will ultimately be issued can range from zero to approximately 0.9 million based on the achievement levels. The number of shares tied to performance conditions that will ultimately be issued can range from zero to approximately 3.9 million based on the achievement levels. During the three-month period ended June 26, 2026, 1.4 million shares vested in connection with the awards with market and performance conditions granted in fiscal year 2024.
As of June 26, 2026, total unrecognized compensation expense related to unvested RSU awards under the 2017 Plan was $350 million and will be recognized over a weighted-average remaining vesting period of 2.2 years.

Warrant
On August 15, 2025, the Company issued the Warrant ("the Warrant") to Amazon.com NV Investment Holdings LLC (“Warrantholder”), a wholly-owned subsidiary of Amazon.com, Inc. ("Parent") to purchase up to an aggregate of 3,859,851 Warrant Shares ("Warrant Shares") at an exercise price of $51.29 per share, which is the preceding 30 trading days Volume-Weighted Average Price. The Warrant allows for cashless exercise and expires on August 15, 2030; however, if there are unexercised Warrant Shares as of the expiration date, and the Company and Warrantholder maintain a continued commercial relationship, the Company shall negotiate in good faith with Warrantholder to agree to issue to Warrantholder a new two-year warrant as of the expiration date that provides the same exercise price and other terms for vested and unexercised Warrant Shares, that also takes into account the commercial relationship in effect at such time. The Warrant Shares are subject to vesting based on qualifying payments (as defined in the Warrant) for the purchase of all products and services by or on behalf of Parent and its affiliates over the term of the Warrant. Upon the consummation of an acquisition transaction (as defined in the related transaction agreement), which may include a distribution to shareholders, subject to a specified condition, the unvested portion of the Warrant will vest in part or in full. So long as the Warrant is unexercised, the Warrant does not entitle Warrant holder to any voting rights or any other shareholder rights. The exercise price and the number of Warrant Shares are subject to customary anti-dilution adjustments. The expense associated with the Warrant Shares will be recorded as a deduction to revenue as the customer purchases products and services over the vesting period.
The estimated fair value of the Warrant was determined as of the issuance date, using the Black-Scholes option pricing model. The following assumptions were used in the model:

As of August 15, 2025
Expected volatility	45.8%
Expected dividend yield	—%
Expected life	7 years
Risk-free interest rate	4.0%
The calculated fair value of each Warrant Share at the issuance date was $25.47. The Company recorded charges of $3 million during the three-month period ended June 26, 2026. As of the quarter ended June 26, 2026, 0.1 million Warrant Shares have vested and are exercisable.
5.  EARNINGS PER SHARE
The following table reflects basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share attributable to the shareholders of Flex:

	Three-Month Periods Ended
	June 26, 2026	June 27, 2025
	(In millions, except per share amounts)
Numerator:
Net income	$285	$192

Denominator:
Weighted-average ordinary shares outstanding - basic	366	374
Weighted-average ordinary share equivalents from RSU awards (1)	8	7
Weighted-average ordinary shares and ordinary share equivalents outstanding - diluted	374	381

Earnings per share:
Basic	$0.78	$0.51
Diluted	$0.76	$0.50
(1)An immaterial amount of RSU awards for both the three-month periods ended June 26, 2026 and June 27, 2025, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.

6.  BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt as of June 26, 2026 and March 31, 2026 are as follows:

	Maturity Date	As of June 26, 2026	As of March 31, 2026
		(In millions)
6.000% Notes (1)	January 2028	$399	$398
4.875% Notes (1)	June 2029	654	654
4.875% Notes (1)	May 2030	670	671
5.250% Notes (1)	January 2032	651	651
5.375% Notes (1)	November 2035	598	598
Senior Term Loan (3)	November 2027	1,450	—
Delayed Draw Term Loan	December 2027	500	500
3.600% HUF Bonds (2)	December 2031	318	296
Debt issuance costs		(21)	(17)
		5,219	3,751
Current portion, net of debt issuance costs		—	—
Non-current portion		$5,219	$3,751
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
(3)In May 2026, the Company entered into a senior term loan agreement.
The weighted-average interest rate for the Company's long-term debt was 4.8% and 4.9% as of June 26, 2026 and March 31, 2026, respectively.
Scheduled repayments of the Company's bank borrowings and long-term debt as of June 26, 2026 are as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2027	$—
2028	2,349
2029	32
2030	685
2031	701
Thereafter	1,473
Total	$5,240
Senior Term Loan due November 2027
In April 2026, the Company entered into a $1.45 billion loan agreement to finance the acquisition of Electrical Power Products, Inc. This loan was syndicated in May 2026, with $1.38 billion of the debt being transferred to new lenders. This transfer is accounted for as a debt extinguishment and so is presented as additional borrowings and repayments in the condensed consolidated statements of cash flows. Interest is based on Term SOFR plus an applicable credit spread determined by Flex's credit rating. The term loan matures on November 29, 2027.

7.  INTEREST EXPENSE AND INTEREST INCOME
Interest expense and interest income for the three-month periods ended June 26, 2026 and June 27, 2025 are composed of the following:

	Three-Month Periods Ended
	June 26, 2026	June 27, 2025
	(In millions)
Interest expenses on debt obligations	$57	$45
AR sale program related expenses	3	6
Interest income	(13)	(13)
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
As of June 26, 2026, the aggregate notional amount of the Company’s outstanding foreign currency derivative contracts was $8.2 billion as summarized below:

	Notional Contract Value in USD
Currency	Buy	Sell
	(In millions)
Cash Flow Hedges		p
MXN	$675	$—
HUF	448	—
CNY	460	—
MYR	215	9
Other	322	—
	2,120	9
Other Foreign Currency Contracts
CNY	794	487
EUR	708	665
MXN	501	372
MYR	279	109
JPY	7	274
BRL	—	252
Other	932	655
	3,221	2,814
Total Notional Contract Value in USD	$5,341	$2,823
As of June 26, 2026, the fair value of the Company’s short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of other charges (income), net in the condensed consolidated statements of operations. The Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. Deferred gains were $27 million as of June 26, 2026 and are expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations over the next twelve-month period, except for gains attributable to changes in fair value of the USD HUF cross currency swaps, which are discussed below.
The Company entered into USD HUF cross currency swaps in December 2021 to hedge the foreign currency risk on the HUF bonds due December 2031, and the fair value of the cross currency swaps was included in other current assets and other non-current liabilities as of June 26, 2026 and March 31, 2026, respectively. The changes in fair value of the USD HUF cross currency swaps are reported in accumulated other comprehensive loss. In addition, corresponding amounts are reclassified out of accumulated other comprehensive loss to other charges (income), net to offset the remeasurement of the underlying HUF bond principal, which also impacts the same line.
The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes at June 26, 2026 and March 31, 2026:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	June 26, 2026	March 31, 2026	Balance Sheet Location	June 26, 2026	March 31, 2026
	(In millions)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$33	$39	Other current liabilities	$(22)	$(18)
Foreign currency contracts	Other non-current assets	27	—	Other non-current liabilities	—	(29)

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$24	$15	Other current liabilities	$(30)	$(27)
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
9.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	June 26, 2026			June 27, 2025
	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Beginning balance	$(15)	$(152)	$(167)	$(19)	$(205)	$(224)
Other comprehensive gain (loss) before reclassifications	77	(16)	61	57	69	126
Net (gain) loss reclassified from accumulated other comprehensive loss	(45)	1	(44)	(18)	—	(18)
Net current-period other comprehensive gain (loss)	32	(15)	17	39	69	108
Ending balance	$17	$(167)	$(150)	$20	$(136)	$(116)
Substantially all unrealized gains and losses relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three-month period ended June 26, 2026 were reclassified out of accumulated other comprehensive loss to other charges (income), net and cost of sales in the condensed consolidated statements of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges. The tax impacts on the changes in accumulated other comprehensive loss for the three-month periods ended June 26, 2026 and June 27, 2025 were $1 million and $(11) million, respectively.
10.  TRADE RECEIVABLES SALES PROGRAMS
The Company sells accounts receivables to certain third-party banking institutions under factoring programs. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was $0.6 billion and $0.5 billion as of June 26, 2026 and March 31, 2026. For the three-month periods ended June 26, 2026 and June 27, 2025, total accounts receivable sold to certain third-party banking institutions was $0.6 billion and $0.9 billion, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received was included as cash provided by operating activities in the condensed consolidated statements of cash flows.
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
The Company accrued for contingent consideration related to an acquisition in fiscal year 2025, classified as a level 3 measurement in the fair value hierarchy due to significant unobservable inputs. Fair value is determined using internal cash flow models that incorporate unobservable inputs, including the probability of achieving performance milestones. During the three months ended June 26, 2026, the Company fully released the remaining $2 million contingent consideration liability. Accordingly, the contingent consideration liability was zero and $2 million, as of June 26, 2026 and March 31, 2026 respectively.
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
During the three-month periods ended June 26, 2026 and June 27, 2025, there were no other additions to the accrual, payments, fair value adjustments, or unrealized gains or losses included in earnings.
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

Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 26, 2026 and March 31, 2026:

	Fair Value Measurements as of June 26, 2026
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$2,176	$—	$2,176
Foreign currency contracts (Note 8)	—	84	—	84
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	40	13	—	53
Liabilities:
Foreign currency contracts (Note 8)	$—	$(52)	$—	$(52)
Contingent consideration in connection with business acquisitions	—	—	—	—

	Fair Value Measurements as of March 31, 2026
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$1,644	$—	$1,644
Foreign currency contracts (Note 8)	—	55	—	55
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	35	13	—	48
Liabilities:				0
Foreign currency contracts (Note 8)	$—	$(73)	$—	$(73)
Contingent consideration in connection with business acquisitions	—	—	(2)	(2)
Other financial instruments
The following table presents the Company’s major debts not carried at fair value as of June 26, 2026 and March 31, 2026:

	As of June 26, 2026		As of March 31, 2026
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In millions)
6.000% Notes due January 2028	$399	$406	$398	$406	Level 1
4.875% Notes due June 2029	654	655	654	655	Level 1
4.875% Notes due May 2030	670	670	671	669	Level 1
5.250% Notes due January 2032	651	653	651	651	Level 1
5.375% Notes due November 2035	598	591	598	585	Level 1
Senior Term Loan due November 2027	1,450	1,452	—	—	Level 1
Delayed Draw Term Loan due December 2027	500	500	500	500	Level 1
3.600% HUF Bonds due December 2031	318	254	296	237	Level 2
The Notes due January 2028, June 2029, May 2030, January 2032, and November 2035 are valued based on broker trading prices in active markets. The Term Loan due December 2027 bears interest at variable interest rates; therefore, as of June 26, 2026, the carrying amount approximates fair value. HUF Bonds are valued based on the broker trading prices in an inactive market. The Senior Term loan due November 2027 bears interest at variable interest rates.

12. BUSINESS ACQUISITIONS & DISPOSITIONS
On May 1, 2026, the Company completed the acquisition of 100% ownership of Electrical Power Products, Inc. ("EPP"), a U.S. leader in critical power solutions for a total estimated purchase consideration of $1.2 billion in cash. The allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed is based on their estimated fair values as of the date of acquisition. The business is included in the CPI segment. Additional information which existed as of the acquisition date, may become known to the Company during the remainder of the measurement period, a period which is not to exceed 12 months from the date of the acquisition. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill during the measurement period.
The following represents the Company's initial allocation of the total purchase price to the acquired assets and liabilities of the acquired business (in millions):

Amount ($M)
ASSETS
Current Assets:
Cash	$23
Accounts receivable	69
Inventory	99
Contract assets	62
Other current assets	5
Total current assets	258
Operating lease right-of-use assets, net	1
Property and equipment	44
Intangible assets	478
Goodwill	473
Total assets	$1,254

LIABILITIES AND PURCHASE CONSIDERATION
Current Liabilities:
Accounts payable	$10
Deferred revenue	36
Accrued liabilities	11
Operating lease liabilities	1
Other current liabilities	9
Total liabilities	67

Total purchase consideration	$1,187
The following represents the Company's initial allocation of intangible assets identified in the purchase price allocation of the acquired business (in millions):

	Amount ($M)	Estimated Useful Life
Identifiable Intangible Assets
Trade Names	$132	15 years
Know-How	46	10 years
Backlog	44	2 years
Customer Relationships	256	20 years
Total	$478
Pro-forma results of operations have not been presented because the acquisition was not material to the Company's condensed consolidated financial results for the period presented.

Fiscal Year 2027 Divestitures
During the first quarter of fiscal year 2027, the Company sold a non-strategic North American business that was reported in its RMS segment. Gross cash sale proceeds of $90 million were received, generating a gain on sale of $46 million. The gain on sale is reported in other charges (income), net in the condensed consolidated statement of operations. Derecognized assets included $6 million of goodwill allocated on a relative fair value basis from the Automotive reporting unit.
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
14.  SHARE REPURCHASES
During the three-month period ended June 26, 2026, the Company made no share repurchases.
Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $1.7 billion in accordance with the share repurchase mandate approved by the Company’s shareholders at the most recent Annual General Meeting held on August 6, 2025. As of June 26, 2026, shares in the aggregate amount of $1.1 billion were available to be repurchased under the current plan.
15.  SEGMENT REPORTING
The Company reports its financial performance based on three operating and reportable segments, ITS, RMS, and CPI and analyzes operating income as the measure of segment profitability. The determination of these segments is based on several factors, including the nature of products and services, the nature of production processes, customer base, delivery channels and similar economic characteristics.
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

The Company's Chief Executive Officer is our Chief Operating Decision Maker ("CODM") who compares actual segment income to budgeted financial performance in evaluating how we allocate resources, assess performance and make strategic and operational decisions.
Selected financial information by segment for the three-month periods ended June 26, 2026 and June 27, 2025 are in the tables below: Historical information for the three-month period ended June 27, 2025 has been recast to reflect the operating and reportable segments in the table below and in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	ITS	RMS	CPI	Total
Three-Months Ended June 26, 2026	(In millions)
Net Sales	$3,056	$2,670	$2,202	$7,928
Segment Cost of Sales Total	(2,831)	(2,403)	(1,928)
Segment selling, general and administrative expenses	(67)	(91)	(60)
Segment income	$158	$176	$214	$548
Reconciling items:
Corporate & other				$14
Intangible amortization				23
Stock-based compensation				51
Restructuring and impairment charges (1)				1
Legal and other (2)				67
Interest expenses				60
Interest income				13
Other charges (income), net				(37)
Equity in earnings (losses) of unconsolidated affiliates				(5)
Income before income taxes				$377
(1)Certain restructuring charges of $1 million are excluded from the reconciling amount of $1 million as they are included within segment income.
(2)Legal and other consists of costs not directly related to core business results and including matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims, impairments and other costs such as acquisition and portfolio optimization related costs. For the three month period ended June 26, 2026, legal and other included $53 million of costs associated with the intended spin-off of the CPI business and $14 million of costs related to business acquisitions.

	ITS	RMS	CPI	Total
Three-Months Ended June 27, 2025	(In millions)
Net Sales	$2,558	$2,391	$1,626	$6,575
Segment Cost of Sales Total	(2,363)	(2,182)	(1,428)
Segment selling, general and administrative expenses	(64)	(83)	(43)
Segment income	$131	$126	$155	$412
Reconciling items:
Corporate & other				$17
Intangible amortization				21
Stock-based compensation				34
Restructuring charges				23
Legal and other (1)				6
Interest expenses				51
Interest income				13
Other charges (income), net				7
Equity in earnings (losses) of unconsolidated affiliates				(20)
Income before income taxes				$246
(1)Legal and other consists of costs not directly related to core business results and including matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims and other issues on a global basis as well as acquisition and portfolio optimization related costs and asset impairments. During the first quarter of fiscal year 2026, legal costs were primarily related to costs from acquisitions occurring in fiscal year 2025 and the first quarter of fiscal year 2026.
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
Total depreciation expense, including amounts allocated to the reportable segments and Corporate and Other for the three-month periods ended June 26, 2026 and June 27, 205 are as follows:

	Three-Month Periods Ended
	June 26, 2026	June 27, 2025
	(In millions)
Depreciation expense:
Integrated Technology Solutions	$36	$44
Regulated Manufacturing Solutions	56	54
Cloud and Power Infrastructure	21	14
Corporate and Other	3	3
Total depreciation expense	$116	$115
16.  RESTRUCTURING CHARGES
The Company continued to improve operational efficiencies through targeted restructuring activities during the first quarter of fiscal year 2027. During the three-month periods ended June 26, 2026, the Company recognized $2 million of restructuring and impairment charges, of which $1 million related to employee severance and $1 million for impairment.

The following table summarizes the provisions, respective payments, and remaining accrued balance for restructuring charges incurred as of June 26, 2026:

Severance
(In millions)
Balance as of March 31, 2026	$63
Provision for net charges incurred	1
Cash payments	(22)
Non-cash reductions	—
Balance as of June 26, 2026	42
Less: Current portion (classified as other current liabilities)	42
Accrued restructuring costs, net of current portion (classified as other non-current liabilities)	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless otherwise specifically stated, references in this report to “Flex,” “the Company,” “we,” “us,” “our” and similar terms mean Flex Ltd. and its subsidiaries.
This report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “expects,” “anticipates,” “believes,” “intends,” “plans” and similar expressions identify forward-looking statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to publicly disclose any revisions to these forward-looking statements to reflect events or circumstances occurring subsequent to filing this Form 10-Q with the Securities and Exchange Commission, except as required by law. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those risks and uncertainties discussed in this section, as well as any risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026. In addition, new risks emerge from time to time and it is not possible for management to predict all such risk factors or to assess the impact of such risk factors on our business. Accordingly, our future results may differ materially from historical results or from those discussed or implied by these forward-looking statements. Given these risks and uncertainties, the reader should not place undue reliance on these forward-looking statements.
OVERVIEW
We are the advanced, end-to-end manufacturing partner of choice that helps a diverse customer base design, build, deliver and manage innovative products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, we deliver technology innovation, supply chain, and manufacturing solutions to diverse industries and end markets. Our full suite of specialized capabilities includes design and engineering, supply chain, manufacturing, and integrated services, plus a portfolio of power and cooling products. Over time, we have built differentiated scale and expertise across both technology-driven and regulated markets, enabling us to support customers with increasingly complex product, infrastructure, and compliance requirements. We partner with customers across a diverse set of industries including data center, healthcare, industrial, automotive, communications, and lifestyle. As of June 26, 2026, our three operating and reportable segments were as follows:
•Integrated Technology Solutions ("ITS"), which is comprised of the following end markets:
◦Communications, high speed networking, enterprise, and satellite communications systems
◦Lifestyle, premium products across commercial, home and personal product categories
•Regulated Manufacturing Solutions ("RMS"), which is comprised of the following end markets:
◦Industrial, mission-critical automation, energy, and industrial infrastructure
◦Automotive, compute and power electronic platforms, and integrated systems
◦Healthcare, regulated manufacturing for medical devices, drug delivery and equipment
•Cloud and Power Infrastructure ("CPI"), which is comprised of the following end markets:
◦Cloud and Cooling, integrated compute systems supporting power-dense digital infrastructure deployments, and advanced liquid cooling solutions supporting higher-density, power-intensive rack architectures
◦Power, utility and facility-level electrical infrastructure enabling reliable, scalable power delivery and high-density rack and board-level power systems supporting power-intensive compute workloads
Our strategy is to provide customers with a full range of cost competitive, vertically-integrated global supply chain solutions through which we can design, build, ship and service a complete packaged product for our customers. This enables our customers to leverage our supply chain solutions to meet their product requirements throughout the entire product lifecycle.
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
Russian Invasion of Ukraine and Middle East Conflicts
We continue to monitor and respond to the conflict in Ukraine and the associated sanctions and other restrictions. We also are monitoring and responding to the Israel-Hamas conflict and recent U.S. and Israel military operations in Iran. The full impact of these conflicts on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflicts and their impact on regional and global economic conditions. We will continue to monitor the conflicts and assess the related restrictions and other effects and pursue prudent decisions for our team members, customers, and business.
During the fiscal year ended March 31, 2026, we recognized $51 million in asset impairments, inventory write-downs and other charges as a result of a missile strike on our Mukachevo, Ukraine facility in Western Ukraine on August 21, 2025. The missile strike represents an unusual and infrequent event as hostilities related to the Russian invasion of Ukraine have been primarily focused in Eastern Ukraine. The missile strike caused substantial physical damage and disrupted normal operations at the facility. In response, we activated contingency manufacturing plans and transitioned production to alternative facilities. As restoration activities progress in Mukachevo, we expect to incur additional immaterial near-term inefficiencies. For further information, refer to Item 1A, “Risk Factors - Global economic conditions and geopolitical uncertainty have in the past adversely affected, and could in the future adversely affect, our business, results of operations, financial condition, and access to capital markets.” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.
Tariffs

The U.S. tariffs initially announced in April 2025, which continue to evolve, and other countries' potential retaliatory tariffs and import/export restrictions may materially increase our product input costs and negatively affect global economic conditions, contracting customer demand. As a contract manufacturer, we expect to recover the cost of tariffs by passing tariff costs to our customers which would increase net sales, decrease operating income margins, and negatively affect operating cash flow timing as we recover paid tariffs from our customers. During the quarter ended June 26, 2026, tariff costs paid and recoveries from our customers impacted our revenues and costs of goods by approximately one percent and had a negligible impact on our profitability. If, in the future, we are no longer able to fully pass through these tariffs, our results from operations and cash flows would be negatively impacted. On February 20, 2026, the U.S. Supreme Court struck down tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") and on April 20, 2026 the U.S. government opened a system to facilitate refunds for IEEPA tariffs paid. We have requested and received a portion of our requested IEEPA tariff refunds and do not expect refunds received will have a material effect on our financial performance. We will continue to monitor changes in global trade policy and employ measures to mitigate the impact of tariffs and leverage competitive opportunities. However, despite these efforts, the Company may not be able to fully mitigate the impact of changes in trade policies. For further information, refer to Item 1A, “Risk Factors - Tariffs, trade restrictions, export controls, and changes in trade policy, including heightened trade volatility and uncertainty regarding trade agreements, have in the past adversely affected, and could in the future adversely affect, our business, results of operations, and financial condition” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Memory Pricing Environment
During the first quarter of fiscal 2027, market prices for memory components, including DRAM and NAND products, remained elevated as industry supply continued to be constrained by strong demand from AI and data center applications. The Company generally expects to pass through increases in memory costs to its customers, where contractual mechanisms permit recovery of component cost increases, however, sustained increases in memory pricing could continue to favorably impact net sales, while unfavorably impacting our gross profit percentage and increasing inventory balances and working capital requirements.

Business Overview
We are one of the world's largest providers of global supply chain solutions, with revenues of $7.9 billion for the three-month period ended June 26, 2026 and $27.9 billion in the fiscal year ended March 31, 2026. We have established an extensive network of manufacturing facilities in the world's major markets (Asia, the Americas, and Europe) to serve the outsourcing needs of both multinational and regional customers. We design, build, ship, and service consumer and enterprise products for our customers through a network of more than 100 facilities across approximately 30 countries on four continents. The following tables set forth the relative percentages and dollar amounts of net sales by region and by country, and net property and equipment by country, based on the location of our manufacturing sites:

	Three-Month Periods Ended
	June 26, 2026		June 27, 2025
	(In millions)
Net sales by region:
Americas	$4,171	53%	$3,364	51%
Asia	2,343	30%	1,870	28%
Europe	1,414	17%	1,341	21%
	$7,928		$6,575

Net sales by country:
Mexico	$2,201	28%	$1,709	26%
U.S.	1,489	19%	1,283	20%
China	1,118	14%	1,072	16%
Malaysia	951	12%	597	9%
Brazil	460	6%	354	5%
Hungary	294	4%	346	5%
Other	1,415	17%	1,214	19%
	$7,928		$6,575

	As of		As of
	June 26, 2026		March 31, 2026
Property and equipment, net:	(In millions)
Mexico	$970	37%	$891	36%
U.S.	485	18%	443	18%
China	300	11%	306	12%
Malaysia	215	8%	191	8%
Hungary	167	6%	165	7%
Brazil	78	3%	79	3%
Other	440	17%	430	16%
	$2,655		$2,505
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
•    the effects that current credit and market conditions could have on the liquidity and financial condition of our customers and suppliers, including any impact on their ability to meet their contractual obligations;
•    the impacts on our business due to supply chain issues, including component shortages, disruptions in transportation or other supply chain related constraints including disruptions in international commerce as a result of disruptions in the Strait of Hormuz and the Red Sea, including as a result of attacks on shipping vessels;
•    integration of acquired businesses and facilities;
•    increased labor costs due to adverse labor conditions in the markets we operate;
•    changes in tax legislation;
•    changes in trade regulations and treaties; and
•    exposure to infectious disease, epidemics and pandemics on our business operations in geographic locations impacted by an outbreak and on the business operations of our customers and suppliers.
We are also subject to other risks as outlined in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Due to global economic conditions, including the impact of ongoing trade conflicts and tariffs, and geopolitical conflicts (including the Russian invasion of Ukraine and recent U.S. and Israel military operations in Iran), there has been and we expect there will continue to be uncertainty and disruption in the global economy and financial markets. We have made estimates and assumptions taking into consideration certain possible impacts due to the foregoing factors. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from previously estimated amounts, and such differences may be material to the condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.
Refer to the accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, where we discuss our more significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain statements of operations data expressed as a percentage of net sales (amounts may not sum due to rounding). The financial information and the discussion below should be read together with the condensed consolidated financial statements and notes thereto included in this document. In addition, reference should be made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

	Three-Month Periods Ended
	June 26, 2026	June 27, 2025
Net sales	100.0%	100.0%
Cost of sales	90.5	91.1
Restructuring charges	0.1	0.2
Gross profit	9.4	8.7
Selling, general and administrative expenses	4.2	3.5
Restructuring and impairment charges (reversal)	—	0.1
Intangible amortization	0.3	0.4
Operating income	4.9	4.7
Interest expense	0.7	0.8
Interest income	0.2	0.2
Other charges (income), net	(0.5)	0.1
Equity in earnings (losses) of unconsolidated affiliates	(0.1)	(0.3)
Income before income taxes	4.8	3.7
Provision for income taxes	1.2	0.8
Net income	3.6%	2.9%
Net sales
The following table sets forth our net sales by segment, and their relative percentages (the sum of the individual percentages may not equal 100% due to rounding):

	Three-Month Periods Ended
	June 26, 2026		June 27, 2025
	(In millions)
Net sales:
Integrated Technology Solutions	$3,056	38%	$2,558	39%
Regulated Manufacturing Solutions	2,670	34%	2,391	36%
Cloud and Power Infrastructure	2,202	28%	1,626	25%
	$7,928		$6,575
Net sales during the three-month period ended June 26, 2026 totaled $7.9 billion, representing an increase of $1.4 billion, or 21% from $6.6 billion during the three-month period ended June 27, 2025. Net sales for our ITS segment increased $0.5 billion, or 20% from the three-month period ended June 27, 2025, primarily driven by strong growth in the Communications business due to increased demand and increased memory pricing in both Communications and our Lifestyle businesses. Net sales for our RMS segment increased $0.3 billion, or 12% from the three-month period ended June 27, 2025, which was primarily driven by strong growth in Industrial. Net sales for our CPI segment increased $0.6 billion, or 35% from the three-month period ended June 27, 2025, which was driven by strong growth in Power, which includes contributions from the recent EPP acquisition combined with growth in Cloud and Cooling due to increased demand. Net sales increased $0.8 billion in the Americas, $0.5 billion in Asia, and $0.1 billion in Europe for a total increase of $1.4 billion.
Our ten largest customers during both the three-month periods ended June 26, 2026 and June 27, 2025 accounted for approximately 49% and 48% of net sales. A significant customer accounted for 12% of net sales during the first quarter of fiscal year 2027 with the majority of this revenue being reported in our CPI segment. No other customer accounted for more than 10% of net sales during the three-month periods ended June 26, 2026 or June 27, 2025.

Cost of sales
Cost of sales is affected by a number of factors, including the number and size of new manufacturing programs, product mix, labor cost fluctuations by region, component costs and availability and capacity utilization.
Cost of sales during the three-month period ended June 26, 2026 totaled $7.2 billion, representing an increase of $1.2 billion, or 20% from $6.0 billion during the three-month period ended June 27, 2025. The higher cost of sales for the three-month period ended June 26, 2026 was primarily driven by a $1.4 billion, or 21%, increase in consolidated sales. Cost of sales in our ITS segment for the three-month period ended June 26, 2026 increased by 20% from the three-month period ended June 27, 2025, in line with revenue growth. Cost of sales in our RMS segment for the three-month period ended June 26, 2026 increased by 10% from the three-month period ended June 27, 2025, primarily driven by revenue growth of 12%, partially offset by favorable mix and cost efficiencies. Cost of sales in our CPI segment for the three-month period ended June 26, 2026 increased by 35% from the three-month period ended June 27, 2025, in line with revenue growth for the segment.
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
Gross profit during the three-month period ended June 26, 2026 increased $0.2 billion to $0.7 billion, or 9.4% of net sales, from $0.6 billion, or 8.7% of net sales, during the three-month period ended June 27, 2025. Gross margin improved 70 basis points year over year primarily due to revenue growth, favorable mix and continued operational execution.
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
The Company's Chief Executive Officer is our Chief Operating Decision Maker ("CODM") who compares actual segment income to budgeted financial performance in evaluating how we allocate resources, assess performance and make strategic and operational decisions.
The following table sets forth segment income and margins. Segment margins in the table below may not recalculate exactly due to rounding.

	Three-Month Periods Ended
	June 26, 2026		June 27, 2025
	(In millions)
Segment income:
Integrated Technology Solutions	$158	5.2%	$131	5.1%
Regulated Manufacturing Solutions	176	6.6%	126	5.3%
Cloud and Power Infrastructure	214	9.7%	155	9.5%
ITS segment margin increased 10 basis points to 5.2% for the three-month period ended June 26, 2026, compared to 5.1% for the three-month period ended June 27, 2025, primarily driven by growth in Communications from increased demand with higher margins partially offset by the impact of lower margins due to memory price increases.
RMS segment margin increased 130 basis points to 6.6% for the three-month period ended June 26, 2026, compared to 5.3% for the three-month period ended June 27, 2025, primarily due to favorable mix in Industrial and Automotive.

CPI segment margin increased 20 basis points to 9.7% for the three-month period ended June 26, 2026, compared to 9.5% for the three-month period ended June 27, 2025, primarily due to growth and margin expansion in Power, offset by continued investments in the growth of the CPI businesses.
Restructuring and impairment charges
We undertook targeted restructuring activities to improve operational efficiencies by reducing excess workforce capacity. During the three-month period ended June 26, 2026, we reversed $2 million of restructuring charges primarily related to updated estimates of employee severance.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) was $0.3 billion, or 4.2% of net sales, during the three-month period ended June 26, 2026, increasing by $101 million compared to the three-month period ended June 27, 2025. The increase was largely driven by $53 million of costs associated with the intended spin-off of the CPI business, $18 million of increases in stock based compensation and other cost increases in line with the growth of the business.
Intangible amortization
Amortization of intangible assets increased to $23 million for the three-month period ended June 26, 2026, compared to $21 million in the previous year due to increased amortization as the result of the EPP acquisition entered into during the period, partially offset by certain intangible assets being fully amortized during fiscal year 2026 and the first quarter of fiscal 2027.
Interest expense
Interest expense increased to $60 million for the three-month period ended June 26, 2026, from $51 million during the three-month period ended June 27, 2025, primarily due to debt issuances during the quarter.
Interest income
Interest income remained unchanged at $13 million for the three-month period ended June 26, 2026 compared to $13 million for the same period in fiscal year 2026.
Other charges (income), net
Other charges, net was $(37) million during the three-month period ended June 26, 2026 compared to $7 million during the three-month period ended June 27, 2025. The change was primarily due to the sale of a non-strategic North American business, generating a gain on sale of $46 million. This was partially offset by losses related to foreign exchange.
Equity in earnings (losses) of unconsolidated affiliates
Equity in losses of unconsolidated affiliates was $5 million during the three-month period ended June 26, 2026, compared to $20 million in the three-month period ended June 27, 2025, primarily due to losses in certain equity method investments.
Income taxes
Certain of our subsidiaries, at various times, have been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to note 15, “Income Taxes” of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 for further discussion.
The consolidated effective tax rate was 24% for the three-month period ended June 26, 2026 and 22% for the three-month period ended June 27, 2025. The effective tax rate varies from the Singapore statutory rate of 17% as a result of recognition of earnings in different jurisdictions (we generate most of our revenues and profits from operations outside of Singapore), operating loss carryforwards, income tax credits, release of previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effects of certain tax holidays and incentives granted to our subsidiaries primarily in China, Costa Rica, Malaysia, the Netherlands and Israel. The effective tax rate for the three-month period ended June 26, 2026 was higher than the effective tax rate for the three-month period ended June 27, 2025 for a variety of reasons, primarily due to the changing jurisdictional mix of income as well as the additional tax expense recorded on the gain from a business disposition occurring during current period.
The OECD Pillar Two Global Anti-Base Erosion (“GloBE”) model rules, issued under the OECD Inclusive Framework on Base Erosion and Profit Shifting, introduce a global minimum tax of 15% applicable to multinational enterprise groups with consolidated financial statement revenue in excess of €750 million. As of June 26, 2026 the Company has reflected all estimated impacts of the Pillar Two GloBE minimum tax accordingly within its estimated annual effective tax rate for the year.

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
Net income
Net income was $285 million during the three-month period ended June 26, 2026, compared to $192 million during the three-month period ended June 27, 2025, driven by the factors discussed above.
LIQUIDITY AND CAPITAL RESOURCES
We continuously evaluate our ability to meet our obligations over the next 12 months and beyond and proactively reset our capital structure to improve maturities and liquidity. We expect that our current financial condition, including our liquidity sources are adequate to fund current and future commitments. As of June 26, 2026, we had cash and cash equivalents of approximately $2.8 billion, bank and other borrowings of approximately $5.2 billion and a $2.75 billion revolving credit facility under which we had no borrowings outstanding. As of June 26, 2026, we were in compliance with the covenants under all of our credit facilities and indentures; we also expect to remain in compliance with the covenants in the upcoming 12 months for our credit facilities and indentures.
Cash provided by operating activities was $0.3 billion during the three-month period ended June 26, 2026, primarily driven by $0.3 billion of net income for the period plus $0.1 billion of non-cash charges such as depreciation and amortization, slightly offset by $(0.1) billion of changes in working capital and other. Cash provided by operating activities for the three month period ended June 26, 2026 was negatively impacted by $24 million of separation costs incurred in connection with the announced intention to spin-off of Flex's CPI segment.
We believe net working capital is a key metric that measures our liquidity. Net working capital is calculated as current assets less current liabilities. Net working capital increased $0.7 billion to $5.0 billion as of June 26, 2026, from $4.3 billion as of March 31, 2026. The increase was primarily the result of a $0.5 billion increase in cash and cash equivalents driven by the net increase from our senior term loan borrowings along with a $0.6 billion increase in our inventory balance. Other movements in working capital include increases of $0.4 billion in accounts receivable, $0.3 billion in contract assets, and $0.2 billion in other current assets (principally customer-controlled inventory), against increases of $1.1 billion in accounts payable and $0.3 billion in other current liabilities.
Net cash used in investing activities was $1.3 billion during the three-month period ended June 26, 2026. This was primarily driven by $1.1 billion paid for the EPP business acquisition during the period as well as $0.2 billion of capital expenditures.
Cash provided by financing activities was $1.5 billion during the three-month period ended June 26, 2026, which was primarily driven by $1.5 billion of net proceeds from borrowing. Refer to Note 6 to the condensed, consolidated financial statements in Item 1, "Financial Statements" for additional details.
We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our free cash flow is defined as cash from operations, less net purchases of property and equipment allowing us to present adjusted cash flows on a consistent basis for investors. Our free cash flow for the three-month periods ended June 26, 2026 and June 27, 2025 were an inflow of $41 million and $268 million during each period, respectively. Free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Free cash flows reconcile to the most directly comparable GAAP financial measure of cash flows from operations as follows:

	Three-Month Periods Ended
	June 26, 2026	June 27, 2025
	(In millions)
Net cash provided by operating activities	$276	$399
Purchases of property and equipment	(236)	(133)
Proceeds from the disposition of property and equipment	1	2
Free cash flow	$41	$268

Our cash balances are generated and held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve-month period. As of June 26, 2026 and March 31, 2026, approximately 29% and 62%, respectively, of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of Singapore (approximately $0.9 billion as of March 31, 2026). Repatriation could result in an additional income tax payment; however, for the majority of our foreign entities, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.
Future liquidity needs will depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, and the levels of shipments and changes in the volumes of customer orders.
We maintain a commercial paper program which provides short-term financing under which there were no borrowings outstanding as of June 26, 2026.
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
Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $1.7 billion in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 6, 2025. During the three-month period ended June 26, 2026, we did not repurchase any shares. As of June 26, 2026, shares in the aggregate amount of $1.1 billion were available to be repurchased under the current plan.
Warrant
On August 15, 2025, the Company issued a warrant (the “Warrant”) to Amazon.com NV Investment Holdings LLC (“Warrantholder”), a wholly-owned subsidiary of Amazon.com, Inc. (“Parent”) to purchase up to an aggregate of 3,859,851 ordinary shares of the Company (“Warrant Shares”) at an exercise price of $51.29 per share. The Warrant allows for cashless exercise and expires on August 15, 2030. The Warrant Shares are subject to vesting based on qualifying payments (as defined in the Warrant) for the purchase of all products and services by or on behalf of Parent and its affiliates over the term of the Warrant. The expense associated with the Warrant Shares will be recorded as a deduction to revenue as the customer purchases products and services over the vesting period. The Company recorded charges of $3 million related to the Warrant during the three-months ended June 26, 2026. Refer to Note 4, "Share-Based Compensation Expense" for more detail.
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on our Form 10-K for the fiscal year ended March 31, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Other than a $1.45 billion increase in floating rate debt, there were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the three-month period ended June 26, 2026 as compared to the fiscal year ended March 31, 2026.  A hypothetical 10% change in interest rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 26, 2026. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 26, 2026, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our quarter ended June 26, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For a description of our material legal proceedings, see note 13 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The Company did not repurchase any of its ordinary shares during the quarter ended June 26, 2026.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
During the fiscal quarter ended June 26, 2026, the officer listed below adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended.
On May 18, 2026, Daniel J. Wendler, Senior Vice President and Chief Accounting Officer, adopted a trading plan that provides for the sale of up to 10,000 ordinary shares of the Company. The plan will terminate on November 30, 2026, subject to early termination for certain specified events set forth in the plan.
No other officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended June 26, 2026.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

10.01	Credit Agreement, dated as of April 30, 2026 among Flex Ltd., as borrower, the Lenders party thereto, and Citibank, N.A., as administrative agent	8-K	000-23354	May 4, 2026	10.01
10.02	Credit Agreement, dated as of May 29, 2026 among Flex Ltd., as borrower, the Lenders party thereto, and Citibank, N.A., as administrative agent	8-K	000-23354	June 2, 2026	10.01
10.03	Flex Ltd. Amended and Restated Executive Severance Plan (Effective August 6, 2026)					X
10.04	Description of Annual Incentive Bonus Plan for Fiscal Year 2027					X
10.05	Form of Restricted Share Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan for service-based vesting awards (FY27)					X
10.06	Form of Restricted Share Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan for performance-based vesting awards (FY27)					X
10.07	Form of Restricted Share Unit Award Agreement under the Amended and Restated 2017 Equity Incentive Plan for Non-Employee Directors (FY27)					X
15.01	Letter in lieu of consent of Deloitte & Touche LLP					X
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

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

FLEX LTD.
(Registrant)

Date:	July 31, 2026	/s/ REVATHI ADVAITHI
Revathi Advaithi
Chief Executive Officer
(Principal Executive Officer)

Date:	July 31, 2026	/s/ KEVIN KRUMM
Kevin Krumm
Chief Financial Officer
(Principal Financial Officer)