Form 10-Q
period 2026-09-25
FLEX LTD.
filed 2026-10-30
CIK 866374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2026

or

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

The number of shares of the registrant’s ordinary shares outstanding as of October 23, 2026 was 369,460,804.

FLEX LTD.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Report of Independent Registered Public Accounting Firm	3
	Condensed Consolidated Balance Sheets (unaudited) — September 25, 2026 and March 31, 2026	4
	Condensed Consolidated Statements of Operations (unaudited) — Three-Month and Six-Month Periods Ended September 25, 2026 and September 26, 2025	5
	Condensed Consolidated Statements of Comprehensive Income (unaudited) — Three-Month and Six-Month Periods Ended September 25, 2026 and September 26, 2025	6
	Condensed Consolidated Statements of Shareholders' Equity (unaudited) — Three-Month and Six-Month Periods Ended September 25, 2026 and September 26, 2025	7
	Condensed Consolidated Statements of Cash Flows (unaudited) — Six-Month Periods Ended September 25, 2026 and September 26, 2025	9
	Notes to Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	42
Signatures		43

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Flex Ltd., Singapore

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Flex Ltd. and subsidiaries (the “Company”) as of September 25, 2026, the related condensed consolidated statements of operations, comprehensive income, and shareholders’ equity for the three-month and six-month periods ended September 25, 2026 and September 26, 2025, the condensed consolidated statements of cash flows for the six-month periods ended September 25, 2026 and September 26, 2025, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of March 31, 2026, and the related consolidated statements of operations, comprehensive income, and shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated May 20, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2026 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
October 30, 2026

FLEX LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of September 25, 2026	As of March 31, 2026
	(In millions, except share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,083	$2,389
Accounts receivable, net of allowance of $8 and $8, respectively	5,777	4,679
Contract assets	1,443	1,063
Inventories	7,323	5,845
Other current assets	2,548	2,356
Total current assets	20,174	16,332
Property and equipment, net	2,849	2,505
Operating lease right-of-use assets, net	860	659
Goodwill	1,843	1,369
Other intangible assets, net	701	283
Other non-current assets	950	912
Total assets	$27,377	$22,060

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,707	$8,055
Accrued payroll and benefits	649	671
Deferred revenue and customer working capital advances	2,534	2,156
Other current liabilities	2,159	1,134
Total current liabilities	15,049	12,016
Long-term debt, net of current portion	5,213	3,751
Operating lease liabilities, non-current	770	565
Other non-current liabilities	538	584
Total liabilities	21,570	16,916
Shareholders’ equity
Ordinary shares, no par value; 375,012,083 and 371,241,931 issued, and 369,460,443 and 365,690,291 outstanding as of September 25, 2026 and March 31, 2026, respectively	3,447	3,347
Treasury stock at cost; 5,551,640 shares	(200)	(200)
Accumulated earnings	2,711	2,164
Accumulated other comprehensive loss	(151)	(167)
Total shareholders’ equity	5,807	5,144
Total liabilities and shareholders' equity	$27,377	$22,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three-Month Periods Ended		Six-Month Periods Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
	(In millions, except per share amounts) (Unaudited)
Net sales	$8,491	$6,804	$16,419	$13,379
Cost of sales	7,664	6,181	14,841	12,168
Restructuring charges	15	9	19	25
Gross profit	812	614	1,559	1,186
Selling, general and administrative expenses	371	260	705	493
Restructuring and impairment charges (reversal)	—	42	(2)	49
Intangible amortization	27	16	50	37
Operating income	414	296	806	607
Interest expense	69	52	129	103
Interest income	13	10	26	23
Other charges (income), net	(7)	(13)	(44)	(6)
Equity in earnings (losses) of unconsolidated affiliates	5	(5)	—	(25)
Income before income taxes	370	262	747	508
Provision for income taxes	107	63	199	117
Net income	$263	$199	$548	$391

Earnings per share:
Basic	$0.71	$0.53	$1.49	$1.05
Diluted	0.70	0.52	1.47	1.03

Weighted-average shares used in computing per share amounts:
Basic	369	374	368	374
Diluted	374	380	374	381

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Periods Ended		Six-Month Periods Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
	(In millions) (Unaudited)
Net income	$263	$199	$548	$391
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7	5	(8)	74
Unrealized gain (loss) on derivative instruments and other	(8)	—	24	39
Comprehensive income	$262	$204	$564	$504

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary Shares			Accumulated Other Comprehensive Gain (Loss)			Total
Three-Months Ended September 25, 2026	Shares Outstanding	Amount	Accumulated Earnings (Deficit)	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Gain (Loss)	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT JUNE 26, 2026	369	$3,201	$2,449	$17	$(167)	$(150)	$5,500
Repurchase of Flex Ltd. ordinary shares at cost	—	—	—	—	—	—	—
Issuance of Flex Ltd. vested shares under restricted share unit awards	—	—	—	—	—	—	—
Net income	—	—	263	—	—	—	263
Provision for stock warrants	—	3	—	—	—	—	3
Stock-based compensation	—	43	—	—	—	—	43
Total other comprehensive income (loss)	—	—	—	(8)	7	(1)	(1)
Other activity	—	—	(1)	—	—	—	(1)
BALANCE AT SEPTEMBER 25, 2026	369	$3,247	$2,711	$9	$(160)	$(151)	$5,807

	Ordinary Shares			Accumulated Other Comprehensive Gain (Loss)			Total
Six-Months Ended September 25, 2026	Shares Outstanding	Amount	Accumulated Earnings (Deficit)	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Gain (Loss)	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT MARCH 31, 2026	366	$3,147	$2,164	$(15)	$(152)	$(167)	$5,144
Repurchase of Flex Ltd. ordinary shares at cost	—	—	—	—	—	—	—
Issuance of Flex Ltd. vested shares under restricted share unit awards	3	—	—	—	—	—	—
Net income	—	—	548	—	—	—	548
Provision for stock warrants	—	6	—	—	—	—	6
Stock-based compensation	—	94	—	—	—	—	94
Total other comprehensive income (loss)	—	—	—	24	(8)	16	16
Other activity	—	—	(1)	—	—	—	(1)
BALANCE AT SEPTEMBER 25, 2026	369	$3,247	$2,711	$9	$(160)	$(151)	$5,807
The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary Shares			Accumulated Other Comprehensive Gain (Loss)			Total
Three-Months Ended September 26, 2025	Shares Outstanding	Amount	Accumulated Earnings (Deficit)	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Gain (Loss)	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT JUNE 27, 2025	376	$3,729	$1,476	$20	$(136)	$(116)	$5,089
Repurchase of Flex Ltd. ordinary shares at cost	(6)	(297)	—	—	—	—	(297)
Issuance of Flex Ltd. vested shares under restricted share unit awards	1	—	—	—	—	—	—
Net income	—	—	199	—	—	—	199
Provision for stock warrants	—	2	—	—	—	—	2
Stock-based compensation	—	37	—	—	—	—	37
Total other comprehensive income (loss)	—	—	—	—	5	5	5
BALANCE AT SEPTEMBER 26, 2025	371	$3,471	$1,675	$20	$(131)	$(111)	$5,035

	Ordinary Shares			Accumulated Other Comprehensive Gain (Loss)			Total
Six-Months Ended September 26, 2025	Shares Outstanding	Amount	Accumulated Earnings (Deficit)	Unrealized Gain (Loss) on Derivative Instruments and Other	Foreign Currency Translation Adjustments	Total Accumulated Other Comprehensive Gain (Loss)	Shareholders' Equity
	(In millions) Unaudited
BALANCE AT MARCH 31, 2025	378	$3,942	$1,284	$(19)	$(205)	$(224)	$5,002
Repurchase of Flex Ltd. ordinary shares at cost	(13)	(544)	—	—	—	—	(544)
Issuance of Flex Ltd. vested shares under restricted share unit awards	6	—	—	—	—	—	—
Net income	—	—	391	—	—	—	391
Provision for stock warrants	—	2	—	—	—	—	2
Stock-based compensation	—	71	—	—	—	—	71
Total other comprehensive income (loss)	—	—	—	39	74	113	113
BALANCE AT SEPTEMBER 26, 2025	371	$3,471	$1,675	$20	$(131)	$(111)	$5,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

FLEX LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Periods Ended
	September 25, 2026	September 26, 2025
	(In millions) (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$548	$391
Depreciation, amortization and other impairment charges	296	298
Changes in working capital and other, net	(67)	163
Net cash provided by operating activities	777	852
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(477)	(283)
Proceeds from the disposition of property and equipment	2	4
Acquisition of businesses, net of cash acquired	(1,134)	(43)
Proceeds from divestiture of businesses, net of cash held in divested businesses	90	(4)
Other investing activities, net	(1)	(8)
Net cash used in investing activities	(1,520)	(334)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank borrowings and long-term debt	2,830	500
Payments of bank borrowings, long-term debt and other financing liabilities	(1,401)	(535)
Payments for repurchases of ordinary shares	—	(544)
Other financing activities, net	7	4
Net cash (used in) provided by financing activities	1,436	(575)
Effect of exchange rates on cash and cash equivalents	1	17
Net change in cash and cash equivalents	694	(40)
Cash and cash equivalents, beginning of period	2,389	2,289
Cash and cash equivalents, end of period	$3,083	$2,249

Non-cash investing activities:
Unpaid purchases of property and equipment	$269	$115
Right-of-use assets obtained in exchange for operating lease liabilities	284	206

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION
Organization of the Company
Flex Ltd. ("Flex" or the "Company") is the advanced, end-to-end manufacturing partner of choice that helps a diverse customer base design, build, deliver, and manage innovative products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, Flex delivers technology innovation, supply chain, and manufacturing solutions to diverse industries and end markets. The Company's full suite of specialized capabilities includes design and engineering, supply chain, manufacturing, and integrated services, plus a portfolio of power and cooling products. Over time, we have built differentiated scale and expertise across both technology-driven and regulated markets, enabling us to support customers with increasingly complex product, infrastructure, and compliance requirements. Flex partners with customers across a diverse set of industries including data center, communications, enterprise, consumer, automotive, industrial, healthcare, and power. As of September 25, 2026, Flex's three operating and reportable segments were as follows:
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
On May 5, 2026, Flex announced its intention to separate its CPI segment from Flex and into an independent, publicly traded company named Axiom Solutions International, Inc. ("Axiom" or “SpinCo”). The separation of CPI into Axiom will create a separate publicly traded company focused on data center power, digital infrastructure and power, thermal and compute integration. The spin-off of CPI from Flex is expected to be completed in the first quarter of calendar 2027 and is subject to the approvals of Flex’s Board of Directors, shareholders, and the High Court of the Republic of Singapore and the SEC declaring Axiom’s Form 10 registration statement effective. Subsequent to the spin-off of CPI from Flex, Flex will continue as an advanced manufacturing and supply chain solutions business consisting of the ITS and RMS segments. There can be no assurance that any spin-off transaction will ultimately occur or, if one does occur, of its terms or timing.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) for interim financial information and in accordance with the requirements of Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended March 31, 2026 contained in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and six-month period ended September 25, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2027.
The first quarters for fiscal years 2027 and 2026 ended on June 26, 2026, which is comprised of 87 days, and June 27, 2025, which is comprised of 88 days. The second quarters for fiscal years 2027 and 2026 ended on September 25, 2026 and September 26, 2025, respectively, which are comprised of 91 days in both periods.
The accompanying unaudited condensed consolidated financial statements include the accounts of Flex and its subsidiaries, after elimination of intercompany accounts and transactions. The Company consolidates subsidiaries and investments in entities in which the Company has a controlling interest.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates are used in accounting for, among other things: allowances for doubtful accounts; inventory write-downs; valuation allowances for deferred tax assets; uncertain tax positions; valuation and useful lives of long-lived assets including property, equipment, and intangible assets; valuation of goodwill; valuation of investments in privately held companies; asset impairments; fair values of financial instruments, notes receivable and derivative instruments; restructuring charges; contingencies; warranty provisions; incremental borrowing rates in determining the present value of lease payments; accruals for potential price adjustments arising from customer contracts; fair values of assets obtained and liabilities assumed in business combinations; valuation of warrants, and the fair values of restricted share unit awards granted under the Company's stock-based compensation plans. Due to global economic conditions, including the impact of ongoing trade conflicts and tariffs, and geopolitical conflicts (including the Russian invasion of Ukraine, recent U.S. and Israeli military operations in Iran, and other geopolitical conflicts) there has been and will continue to be uncertainty and disruption in the global economy and financial markets. The Company has made estimates and assumptions taking into consideration certain possible impacts due to the foregoing factors. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from previously estimated amounts, and such differences may be material to the consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.
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
2.  BALANCE SHEET ITEMS
Inventories
The components of inventories, net of applicable lower of cost and net realizable value write-downs, were as follows:

	As of September 25, 2026	As of March 31, 2026
	(In millions)
Raw materials	$6,281	$4,834
Work-in-progress	451	474
Finished goods	591	537
	$7,323	$5,845

In addition to the Flex controlled inventory shown above, the Company held inventory controlled by customers of $1.5 billion and $1.3 billion as of September 25, 2026 and March 31, 2026, respectively. These amounts are reported in other current assets in the condensed consolidated balance sheets.
Goodwill and Other Intangible Assets
During the six-month period ended September 25, 2026, goodwill increased by $474 million with $485 million from the Electrical Power Products, Inc acquisition completed in the first quarter of fiscal year 2027. This was partially offset by $6 million of goodwill derecognized in the sale of a site in North America and currency impacts of $5 million. See note 12 "Business Acquisitions & Dispositions" for further details of the acquisition and disposition completed during the fiscal-year.
The components of acquired intangible assets are as follows:

	September 25, 2026			March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intangible assets:
Customer-related intangibles	$609	$(190)	$419	$317	$(156)	$161
Licenses and other intangibles	375	(93)	282	198	(76)	122
Total	$984	$(283)	$701	$515	$(232)	$283
The gross carrying amounts of intangible assets are removed when fully amortized.
The estimated future annual amortization expense for intangible assets is as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2027 (1)	$51
2028	91
2029	69
2030	61
2031	58
Thereafter	371
Total amortization expense	$701
(1)Represents estimated amortization for the remaining six-month period of the fiscal year ending March 31, 2027.
Customer Working Capital Advances
Customer working capital advances were $2.0 billion and $1.8 billion as of September 25, 2026 and March 31, 2026, respectively. The customer working capital advances are not interest-bearing, do not generally have fixed repayment dates and are generally reduced as the underlying working capital is consumed in production or the customer working capital advance agreement is terminated.
Other Non-Current Assets
Other non-current assets include deferred tax assets of $547 million and $538 million as of September 25, 2026 and March 31, 2026, respectively.
Other Current Liabilities
Other current liabilities include customer-related accruals of $1.2 billion and $0.4 billion as of September 25, 2026 and March 31, 2026, respectively.
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
Obligations under these programs are classified within accounts payable on the condensed consolidated balance sheets, with the associated payments reflected in the operating activities section of the condensed consolidated statement of cash flows. The Company's outstanding obligations confirmed as valid under its supplier finance programs as of September 25, 2026 and March 31, 2026 were $187 million and $154 million, respectively.
3.  REVENUE
Contract Balances
A contract asset is recognized when the Company has recognized revenue but not issued an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheets and transferred to receivables when rights to payment become unconditional and invoiced.
A contract liability is recognized when the Company receives payments in advance of the satisfaction of performance. Contract liabilities, identified as deferred revenue, were $538 million and $431 million as of September 25, 2026 and March 31, 2026, respectively, of which $489 million and $362 million, respectively, is included in deferred revenue and customer working capital advances under current liabilities.
Disaggregation of Revenue
The following table presents the Company’s revenue disaggregated based on timing of transfer, point in time or over time:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Timing of Transfer	(In millions)
ITS
Point in time	$1,609	$1,869	$3,163	$3,629
Over time	1,697	851	3,199	1,649
Total	3,306	2,720	6,362	5,278
RMS
Point in time	1,509	1,417	3,013	2,846
Over time	1,168	1,037	2,334	1,999
Total	2,677	2,454	5,347	4,845
CPI
Point in time	1,007	1,557	2,537	3,122
Over time	1,501	73	2,173	134
Total	2,508	1,630	4,710	3,256
Flex
Point in time	4,125	4,843	8,713	9,597
Over time	4,366	1,961	7,706	3,782
Total	$8,491	$6,804	$16,419	$13,379

Concentration of Risk
Sales of the Company's products are concentrated among specific customers. A significant customer represented 14% and 13% of net sales for the three and six-month periods ended September 25, 2026 respectively. The majority of the revenue with this customer is included within the CPI segment. No other customer accounted for more than 10% of net sales during the three or six-month periods ended September 25, 2026 or September 26, 2025.

4.  SHARE-BASED COMPENSATION AND WARRANTS
Flex historically maintains share-based compensation plans at the corporate level. The Company grants equity compensation awards under its 2017 Equity Incentive Plan (the "2017 Plan").
Share-Based Compensation Expense
The following table summarizes the Company’s share-based compensation expense for the 2017 Plan:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
	(In millions)
Cost of sales	$9	$9	$16	$17
Selling, general and administrative expenses	34	28	78	54
Total share-based compensation expense	$43	$37	$94	$71
The 2017 Plan
During the six-month period ended September 25, 2026, the Company granted 1.8 million restricted share unit ("RSU") awards. Of this amount, 0.8 million are plain-vanilla unvested RSU awards that vest over a period of three years, with no performance or market conditions, with an average grant date price of $149.17 per award. In addition, 0.3 million unvested shares represent the target amount of grants made to certain key employees whereby vesting is contingent on certain performance conditions, with an average grant date price of $149.67 per award. These performance-based RSUs include awards tied to the Company's adjusted earnings per share growth and awards tied to operating profit goals. The number of shares that will ultimately vest will range from zero up to a maximum of approximately 0.7 million based on the level of achievement of these performance conditions. The awards will cliff vest after a period of three years, depending on the specific performance metrics, to the extent such performance conditions have been met. No awards with market-based conditions have been granted thus far in fiscal year 2027. The remaining balance of 0.7 million represents the number of shares issued upon the vesting of RSU awards above target levels based on the achievement of certain market and performance conditions for awards granted in fiscal year 2024. These awards were issued and immediately vested in accordance with the terms and conditions of the underlying awards.
As of September 25, 2026, 6.1 million unvested RSU awards under the 2017 Plan were outstanding, of which vesting for a targeted amount of 0.5 million shares is contingent on meeting certain market conditions, and vesting for a targeted amount of 1.7 million shares is contingent on meeting certain performance conditions. The number of shares tied to market conditions that will ultimately be issued can range from zero to approximately 0.9 million based on the achievement levels. The number of shares tied to performance conditions that will ultimately be issued can range from zero to approximately 3.9 million based on the achievement levels. During the six-month period ended September 25, 2026, 1.4 million shares vested in connection with the awards with market and performance conditions granted in fiscal year 2024.
As of September 25, 2026, total unrecognized compensation expense related to unvested RSU awards under the 2017 Plan was $309 million and will be recognized over a weighted-average remaining vesting period of 2.0 years.
Warrant
During fiscal-year 2026, the Company issued the Warrant ("the Warrant") to Amazon.com NV Investment Holdings LLC (“Warrantholder”), a wholly-owned subsidiary of Amazon.com, Inc. ("Parent") to purchase up to an aggregate of 3,859,851 Warrant Shares ("Warrant Shares") at an exercise price of $51.29 per share, which is the preceding 30 trading days Volume-Weighted Average Price.
The calculated fair value of each Warrant Share at the issuance date was $25.47. The Company recorded charges of $3 million and $6 million during the three and six-month periods ended September 25, 2026. As of the quarter ended September 25, 2026, 0.1 million Warrant Shares have vested and are exercisable.

5.  EARNINGS PER SHARE
The following table reflects basic weighted-average ordinary shares outstanding and diluted weighted-average ordinary share equivalents used to calculate basic and diluted earnings per share attributable to the shareholders of Flex:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
	(In millions, except per share amounts)
Numerator:
Net income	$263	$199	$548	$391

Denominator:
Weighted-average ordinary shares outstanding - basic	369	374	368	374
Weighted-average ordinary share equivalents from RSU awards (1)	5	6	6	7
Weighted-average ordinary shares and ordinary share equivalents outstanding - diluted	374	380	374	381

Earnings per share:
Basic	$0.71	$0.53	$1.49	$1.05
Diluted	$0.70	$0.52	$1.47	$1.03
(1)An immaterial amount of RSU awards for both the three and six-month periods ended September 25, 2026 and September 26, 2025, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive impact on the weighted-average ordinary share equivalents.
6.  BANK BORROWINGS AND LONG-TERM DEBT
Bank borrowings and long-term debt as of September 25, 2026 and March 31, 2026 are as follows:

	Maturity Date	As of September 25, 2026	As of March 31, 2026
		(In millions)
6.000% Notes (1)	January 2028	$399	$398
4.875% Notes (1)	June 2029	653	654
4.875% Notes (1)	May 2030	668	671
5.250% Notes (1)	January 2032	651	651
5.375% Notes (1)	November 2035	599	598
Senior Term Loan (3)	November 2027	1,450	—
Delayed Draw Term Loan	December 2027	500	500
3.600% HUF Bonds (2)	December 2031	312	296
Debt issuance costs		(19)	(17)
		5,213	3,751
Current portion, net of debt issuance costs		—	—
Non-current portion		$5,213	$3,751
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
(3)In May 2026, the Company entered into a senior term loan agreement.
The weighted-average interest rate for the Company's long-term debt was 4.9% as of both September 25, 2026 and March 31, 2026.
Scheduled repayments of the Company's bank borrowings and long-term debt as of September 25, 2026 are as follows:

Fiscal Year Ending March 31,	Amount
(In millions)
2027	$—
2028	2,349
2029	31
2030	684
2031	700
Thereafter	1,468
Total	$5,232
Senior Term Loan due November 2027
In April 2026, the Company entered into a $1.45 billion loan agreement to finance the acquisition of Electrical Power Products, Inc. ("EPP"). This loan was syndicated in May 2026, with $1.38 billion of the debt being transferred to new lenders. This transfer is accounted for as a debt extinguishment and so is presented as additional borrowings and repayments in the condensed consolidated statements of cash flows. Interest is based on Term SOFR plus an applicable credit spread determined by Flex's credit rating. The term loan matures on November 29, 2027.
The 2027 Credit Facilities
On September 29, 2026, the Company entered into a Credit Agreement which provides a senior term loan credit facility (the “Credit Facility”) in an aggregate committed amount of $3.3 billion. Refer to note 17 "Subsequent Events" for additional information.
On October 9, 2026, the Company entered into a $1.1 billion Bridge Credit Agreement which provides a senior bridge term loan credit facility (the “Bridge Credit Facility”). On October 14, 2026, the Company borrowed $1.1 billion under the Bridge Credit Facility in a single advance. Refer to note 17 "Subsequent Events" for additional information.
7.  INTEREST EXPENSE AND INTEREST INCOME
Interest expense and interest income for the three and six-month periods ended September 25, 2026 and September 26, 2025 are composed of the following:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
	(In millions)
Interest expenses on debt obligations	$66	$47	$123	$92
AR sale program related expenses	3	5	6	11
Interest income	(13)	(10)	(26)	(23)
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

As of September 25, 2026, the aggregate notional amount of the Company’s outstanding foreign currency derivative contracts was $7.3 billion as summarized below:

	Notional Contract Value in USD
Currency	Buy	Sell
	(In millions)
Cash Flow Hedges		p
MXN	$658	$—
HUF	438	—
CNY	421	—
MYR	213	9
Other	329	—
	2,059	9
Other Foreign Currency Contracts
CNY	358	80
EUR	770	721
MXN	746	464
MYR	289	115
BRL	—	211
Other	910	563
	3,073	2,154
Total Notional Contract Value in USD	$5,132	$2,163
As of September 25, 2026, the fair value of the Company’s short-term foreign currency contracts was included in other current assets or other current liabilities, as applicable, in the condensed consolidated balance sheets. Certain of these contracts are designed to economically hedge the Company’s exposure to monetary assets and liabilities denominated in a non-functional currency and are not accounted for as hedges under the accounting standards. Accordingly, changes in the fair value of these instruments are recognized in earnings during the period of change as a component of other charges (income), net in the condensed consolidated statements of operations. The Company also has included net deferred gains and losses in accumulated other comprehensive loss, a component of shareholders’ equity in the condensed consolidated balance sheets, relating to changes in fair value of its foreign currency contracts that are accounted for as cash flow hedges. Deferred gains were $19 million as of September 25, 2026 and are expected to be recognized primarily as a component of cost of sales in the condensed consolidated statements of operations over the next twelve-month period, except for gains attributable to changes in fair value of the USD HUF cross currency swaps, which are discussed below.
The Company entered into USD HUF cross currency swaps in December 2021 to hedge the foreign currency risk on the HUF bonds due December 2031, and the fair value of the cross currency swaps was included in other assets and other current liabilities as of September 25, 2026 and in other current assets and other non-current liabilities as of March 31, 2026, respectively. The changes in fair value of the USD HUF cross currency swaps are reported in accumulated other comprehensive loss. In addition, corresponding amounts are reclassified out of accumulated other comprehensive loss to other charges (income), net to offset the remeasurement of the underlying HUF bond principal, which also impacts the same line.

The following table presents the fair value of the Company’s derivative instruments utilized for foreign currency risk management purposes at September 25, 2026 and March 31, 2026:

	Fair Values of Derivative Instruments
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	September 25, 2026	March 31, 2026	Balance Sheet Location	September 25, 2026	March 31, 2026
	(In millions)
Derivatives designated as hedging instruments
Foreign currency contracts	Other current assets	$24	$39	Other current liabilities	$(20)	$(18)
Foreign currency contracts	Other non-current assets	19	—	Other non-current liabilities	—	(29)

Derivatives not designated as hedging instruments
Foreign currency contracts	Other current assets	$16	$15	Other current liabilities	$(27)	$(27)
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
9.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The changes in accumulated other comprehensive loss by component, net of tax, are as follows:

	Three-Month Periods Ended
	September 25, 2026			September 26, 2025
	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Beginning balance	$17	$(167)	$(150)	$20	$(136)	$(116)
Other comprehensive gain (loss) before reclassifications	—	8	8	23	5	28
Net (gain) loss reclassified from accumulated other comprehensive loss	(8)	(1)	(9)	(23)	—	(23)
Net current-period other comprehensive gain (loss)	(8)	7	(1)	—	5	5
Ending balance	$9	$(160)	$(151)	$20	$(131)	$(111)

	Six-Month Periods Ended
	September 25, 2026			September 26, 2025
	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total	Unrealized gain (loss) on derivative instruments and other	Foreign currency translation adjustments	Total
	(In millions)
Beginning balance	$(15)	$(152)	$(167)	$(19)	$(205)	$(224)
Other comprehensive gain (loss) before reclassifications	77	(8)	69	81	74	155
Net (gain) loss reclassified from accumulated other comprehensive loss	(53)	—	(53)	(42)	—	(42)
Net current-period other comprehensive gain (loss)	24	(8)	16	39	74	113
Ending balance	$9	$(160)	$(151)	$20	$(131)	$(111)
Substantially all unrealized gains and losses relating to derivative instruments and other, reclassified from accumulated other comprehensive loss for the three and six-month periods ended September 25, 2026 were reclassified out of accumulated other comprehensive loss to other charges (income), net and cost of sales in the condensed consolidated statements of operations, which primarily relate to the Company’s foreign currency contracts accounted for as cash flow hedges. The tax impacts on the changes in accumulated other comprehensive loss for the three-month periods ended September 25, 2026 and September 26, 2025 were $0 million and $(2) million, respectively. The tax impacts on the changes in accumulated other comprehensive loss for the six-month periods ended September 25, 2026 and September 26, 2025 were $0 million and $(13) million, respectively.
10.  TRADE RECEIVABLES SALES PROGRAMS
The Company sells accounts receivables to certain third-party banking institutions under factoring programs. The outstanding balance of receivables sold and not yet collected on accounts where the Company has continuing involvement was $0.4 billion and $0.5 billion as of September 25, 2026 and March 31, 2026. For the six-month periods ended September 25, 2026 and September 26, 2025, total accounts receivable sold to certain third-party banking institutions was approximately $1.2 billion and $1.7 billion, respectively. The receivables that were sold were removed from the condensed consolidated balance sheets and the cash received was included as cash provided by operating activities in the condensed consolidated statements of cash flows.
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

The Company accrued for contingent consideration related to an acquisition in fiscal year 2025, classified as a level 3 measurement in the fair value hierarchy due to significant unobservable inputs. Fair value is determined using internal cash flow models that incorporate unobservable inputs, including the probability of achieving performance milestones. During the six-months ended September 25, 2026, the Company fully released the remaining $2 million contingent consideration liability. Accordingly, the contingent consideration liability was zero and $2 million as of September 25, 2026 and March 31, 2026 respectively.
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
Financial Instruments Measured at Fair Value on a Recurring Basis
The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 25, 2026 and March 31, 2026:

	Fair Value Measurements as of September 25, 2026
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$2,690	$—	$2,690
Foreign currency contracts (Note 8)	—	59	—	59
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	40	14	—	54
Liabilities:
Foreign currency contracts (Note 8)	$—	$(47)	$—	$(47)

	Fair Value Measurements as of March 31, 2026
	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Money market funds and time deposits (included in cash and cash equivalents of the condensed consolidated balance sheet)	$—	$1,644	$—	$1,644
Foreign currency contracts (Note 8)	—	55	—	55
Deferred compensation plan assets:				0
Mutual funds, money market accounts and equity securities	35	13	—	48
Liabilities:				0
Foreign currency contracts (Note 8)	$—	$(73)	$—	$(73)
Contingent consideration in connection with business acquisitions	—	—	(2)	(2)

Other financial instruments
The following table presents the Company’s major debts not carried at fair value as of September 25, 2026 and March 31, 2026:

	As of September 25, 2026		As of March 31, 2026
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Hierarchy
	(In millions)
6.000% Notes due January 2028	$399	$402	$398	$406	Level 1
4.875% Notes due June 2029	653	639	654	655	Level 1
4.875% Notes due May 2030	668	645	671	669	Level 1
5.250% Notes due January 2032	651	624	651	651	Level 1
5.375% Notes due November 2035	599	552	598	585	Level 1
Senior Term Loan due November 2027	1,450	1,450	—	—	Level 1
Delayed Draw Term Loan due December 2027	500	500	500	500	Level 1
3.600% HUF Bonds due December 2031	312	282	296	237	Level 2
The Notes due January 2028, June 2029, May 2030, January 2032, and November 2035 are valued based on broker trading prices in active markets. The Senior Term Loan due November 2027 and the Term Loan due December 2027 bear interest at variable interest rates; therefore, as of September 25, 2026, the carrying amount approximates fair value. HUF Bonds are valued based on the broker trading prices in an inactive market.

12. BUSINESS ACQUISITIONS & DISPOSITIONS
On May 1, 2026, the Company completed the acquisition of 100% ownership of Electrical Power Products, Inc. ("EPP"), a U.S. leader in critical power solutions for a total estimated purchase consideration of $1.2 billion in cash. The allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed is based on their estimated fair values as of the date of acquisition. The business is included in the CPI segment. Additional information which existed as of the acquisition date may become known to the Company during the remainder of the measurement period, a period which is not to exceed 12 months from the date of the acquisition. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill during the measurement period.
The following represents the Company's preliminary allocation of the total purchase price to the acquired assets and liabilities of the acquired business (in millions):

Amount ($M)
ASSETS
Current Assets:
Cash	$23
Accounts receivable	69
Inventory	99
Contract assets	62
Other current assets	5
Total current assets	258
Operating lease right-of-use assets, net	1
Property and equipment	44
Intangible assets	469
Goodwill	485
Total assets	$1,257

LIABILITIES AND PURCHASE CONSIDERATION
Current Liabilities:
Accounts payable	$10
Deferred revenue	36
Accrued liabilities	11
Operating lease liabilities	1
Other current liabilities	9
Total liabilities	67

Total purchase consideration	$1,190
The following represents the Company's preliminary allocation of intangible assets identified in the purchase price allocation of the acquired business (in millions):

	Amount ($M)	Estimated Useful Life
Identifiable Intangible Assets
Trade Names	$132	15 years
Know-How	46	10 years
Backlog	42	2 years
Customer Relationships	249	20 years
Total	$469
Pro-forma results of operations have not been presented because the acquisition was not material to the Company's condensed consolidated financial results for the period presented.

On October 14, 2026, the Company completed the acquisition of 100% ownership of EPC Power Corp. (EPC Power), a leading provider of intelligent power conversion solutions for data centers and grid applications for total consideration of approximately $4.4 billion. The business will be included in the CPI segment. Refer to note 17 "Subsequent Events" for additional information.
Fiscal Year 2027 Divestitures
During the first quarter of fiscal year 2027, the Company sold a non-strategic North American business that was reported in its RMS segment. Gross cash sale proceeds of $90 million were received, generating a gain on sale of $46 million. During the three-months ended September 25, 2026, Flex recognized an additional $2 million gain from closing adjustments, bringing the total gain on the sale to $48 million. The gain on sale is reported in other charges (income), net in the condensed consolidated statement of operations. Derecognized assets included $6 million of goodwill allocated on a relative fair value basis from the Automotive reporting unit.
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
14.  SHARE REPURCHASES
During the three and six-month period ended September 25, 2026, the Company made no share repurchases.
Under the Company’s current share repurchase program, the Board of Directors authorized repurchases of its outstanding ordinary shares for up to $2.0 billion in accordance with the share purchase mandate approved by the Company’s shareholders at the Annual General Meeting held on August 5, 2026. As of September 25, 2026, shares in the aggregate amount of $2.0 billion were available to be repurchased under the current plan.
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
Selected financial information by segment for the three-month and six-month periods ended September 25, 2026 and September 26, 2025 are in the tables below: Historical information for the three and six-month periods ended September 26, 2025 has been recast to reflect the operating and reportable segments in the table below and in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	ITS	RMS	CPI	Total
Three-Months Ended September 25, 2026	(In millions)
Net Sales	$3,306	$2,677	$2,508	$8,491
Segment total cost of sales	(3,058)	(2,412)	(2,178)
Segment selling, general and administrative expenses	(67)	(93)	(62)
Segment income	$181	$172	$268	$621
Reconciling items:
Corporate & other				$14
Intangible amortization				27
Stock-based compensation				43
Restructuring and impairment charges (1)				13
Legal and other (2)				110
Interest expenses				69
Interest income				13
Other charges (income), net				(7)
Equity in earnings (losses) of unconsolidated affiliates				5
Income before income taxes				$370
(1)Certain restructuring charges of $2 million are excluded from the reconciling amount of $13 million as they are included within segment income.
(2)Legal and other consists of costs not directly related to core business results, including matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims, impairments and other costs such as acquisition and portfolio optimization related costs. For the three-month period ended September 25, 2026, Legal and other included $91 million of costs associated with the intended spin-off of the CPI business and $19 million of costs related to acquisitions.

	ITS	RMS	CPI	Total
Six-Months Ended September 25, 2026	(In millions)
Net Sales	$6,362	$5,347	$4,710	$16,419
Segment total cost of sales	(5,889)	(4,815)	(4,106)
Segment selling, general and administrative expenses	(134)	(184)	(122)
Segment income	$339	$348	$482	$1,169
Reconciling items:
Corporate & other				$28
Intangible amortization				50
Stock-based compensation				94
Restructuring and impairment charges (1)				14
Legal and other (2)				177
Interest expenses				129
Interest income				26
Other charges (income), net				(44)
Equity in earnings (losses) of unconsolidated affiliates				—
Income before income taxes				$747
(1)Certain restructuring charges of $3 million are excluded from the reconciling amount of $14 million as they are included within segment income.
(2)Legal and other consists of costs not directly related to core business results, including matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims, impairments and other costs such as acquisition and portfolio optimization related costs. For the six-month period ended September 25, 2026, legal and other included $144 million of costs associated with the intended spin-off of the CPI business and $33 million of costs related to acquisitions and portfolio optimization.

	ITS	RMS	CPI	Total
Three-Months Ended September 26, 2025	(In millions)
Net Sales	$2,720	$2,454	$1,630	$6,804
Segment total cost of sales	(2,506)	(2,222)	(1,444)
Segment selling, general and administrative expenses	(70)	(88)	(50)
Segment income	$144	$144	$136	$424
Reconciling items:
Corporate & other				$15
Intangible amortization				16
Stock-based compensation				37
Restructuring and impairment charges (1)				51
Legal and other (2)				9
Interest expenses				52
Interest income				10
Other charges (income), net				(13)
Equity in earnings (losses) of unconsolidated affiliates				(5)
Income before income taxes				$262
(1)The Company recognized a total of $41 million in asset impairments, inventory write-downs and other related charges as a result of a missile strike on its Mukachevo, Ukraine facility on August 21, 2025. Refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 for further details.
(2)Legal and other consists of costs not directly related to core business results and including matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims, impairments and other costs such as acquisition and portfolio optimization related costs. For the three-month period ended

September 26, 2025, legal costs were primarily related to costs from acquisitions occurring in fiscal year 2025 and the first quarter of fiscal year 2026.

	ITS	RMS	CPI	Total
Six-Months Ended September 26, 2025	(In millions)
Net Sales	$5,278	$4,845	$3,256	$13,379
Segment total cost of sales	(4,869)	(4,404)	(2,872)
Segment selling, general and administrative expenses	(134)	(171)	(93)
Segment income	$275	$270	$291	$836
Reconciling items:
Corporate & other				$32
Intangible amortization				37
Stock-based compensation				71
Restructuring and impairment charges (1)				74
Legal and other (2)				15
Interest expenses				103
Interest income				23
Other charges (income), net				(6)
Equity in earnings (losses) of unconsolidated affiliates				(25)
Income before income taxes				$508
(1)The Company recognized a total of $41 million in asset impairments, inventory write-downs and other related charges as a result of a missile strike on its Mukachevo, Ukraine facility on August 21, 2025. Refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 for further details.
(2)Legal and other consists of costs not directly related to core business results and including matters relating to commercial disputes, government regulatory and compliance, intellectual property, antitrust, tax, employment or shareholder issues, product liability claims, impairments and other costs such as acquisition and portfolio optimization related costs. For the six-month period ended September 26, 2025 legal costs were primarily related to costs from acquisitions occurring in fiscal year 2025 and the first quarter of fiscal year 2026.
Corporate and Other primarily includes corporate service costs that are not included in the CODM's assessment of the performance of each of the identified reportable segments.
The Company provides an overall platform of assets and services, which the segments utilize for the benefit of their various customers. The shared assets and services are contained within the Company's global manufacturing and design operations and include manufacturing and design facilities. Many of the underlying manufacturing and design assets are co-mingled in the operating campuses and are compatible to operate across segments and highly interchangeable throughout the platform. Given the highly interchangeable nature of the assets, they are not separately identified by segment nor reported by segment to the Company's CODM.
Property and equipment on a segment basis is not separately identified and is not internally reported by segment to the Company's CODM as described above.
Total depreciation expense, including amounts allocated to the reportable segments and Corporate and Other for the three and six-month periods ended September 25, 2026 and September 26, 2025 are as follows:

	Three-Month Periods Ended		Six-Month Periods Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
	(In millions)		(In millions)
Depreciation expense:
Integrated Technology Solutions	$39	$41	$75	$85
Regulated Manufacturing Solutions	57	55	113	109
Cloud and Power Infrastructure	26	14	47	28
Corporate and Other	4	4	7	7
Total depreciation expense	$126	$114	$242	$229

16.  RESTRUCTURING CHARGES
The Company continued to improve operational efficiencies through targeted restructuring activities during the second quarter of fiscal year 2027. During the six-month period ended September 25, 2026, the Company recognized $17 million of restructuring and impairment charges, of which $15 million was related to restructuring charges and $2 million related to impairment charges.
The following table summarizes the provisions, respective payments, and remaining accrued balance for restructuring charges incurred as of September 25, 2026:

Total
(In millions)
Balance as of March 31, 2026	$63
Provision for net charges incurred	15
Cash payments	(43)
Non-cash reductions	(1)
Balance as of September 25, 2026	34
Less: Current portion (classified as other current liabilities)	34
Accrued restructuring costs, net of current portion (classified as other non-current liabilities)	$—
17. SUBSEQUENT EVENTS
EPC Power Corp. Acquisition
On October 14, 2026, the Company completed the acquisition of 100% ownership of EPC Power Corp. (EPC Power), a leading provider of intelligent power conversion solutions for data centers and grid applications for total consideration of approximately $4.4 billion in cash. The transaction remains subject to customary adjustments. Because the acquisition was not completed as of September 25, 2026, no assets acquired or liabilities assumed have been recorded in the Company's condensed consolidated balance sheet as of September 25, 2026. EPC Power will be included in the CPI segment. The Company is in the process of evaluating the accounting implications of the transaction, including the identification and valuation of assets acquired and liabilities assumed. Accordingly, disclosures required under ASC 805 related to the purchase price allocation cannot be made at this time.
Pro Forma Information
The table below presents selected pro forma information for the three and six-month periods ended September 25, 2026 and September 26, 2025, assuming that the acquisition had occurred on April 1, 2025 (the beginning of the Company's 2026 fiscal year). This pro forma information does not purport to represent what the actual results of operations of the Company would have been, had the acquisition occurred on that date, nor does it purport to predict the results of operations for future periods.

	Three-Month Periods Ended		Six-Month Periods Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
	(In millions)
Net sales	$8,767	$6,855	$16,870	$13,448
Operating income (1)	446	270	833	549
Net income (2)	$243	$137	$481	$260
(1) In addition to EPC Power's results for the period, operating income includes pro forma amortization expense of $23 million per quarter reflecting amortization of the estimated fair value of acquisition intangibles of $1 billion. Amortization expense is a reconciling item between operating income and segment income. Refer to note 15 "Segment Reporting" for more details.
(2) In addition to EPC Power's results for the period and associated tax effects, net income includes the following pro forma adjustments:
- Amortization expense of $23 million per quarter reflecting amortization of the estimated fair value of acquisition intangibles of $1 billion.
- Interest expense of $57 million per quarter related to the $3.3 billion credit agreement and $1.1 billion bridge credit agreement entered into to finance the EPC Power acquisition.

Subsequent Liquidity and Capital Resource Events
On September 29, 2026, the Company entered into a Credit Agreement (the “Credit Agreement”), which provides for a senior term loan credit facility (the “Credit Facility”) with aggregate commitments of $3.3 billion. On October 14, 2026, the Company borrowed the full $3.3 billion available under the Credit Facility. The Credit Facility matures on October 13, 2027.
On October 9, 2026, the Company entered into a Bridge Credit Agreement (the “Bridge Credit Agreement”), which provides for a senior bridge term loan credit facility (the “Bridge Credit Facility”) with aggregate commitments of $1.1 billion. On October 14, 2026, the Company borrowed the full $1.1 billion available under the Bridge Credit Facility. The Bridge Credit Facility matures on October 13, 2027.
The aggregate $4.4 billion of proceeds from the Credit Facility and Bridge Credit Facility (collectively “the EPC Facilities”) were used to finance the Company’s acquisition of EPC Power Corp. (“EPC Power”), which was completed on October 14, 2026.
On October 2, 2026, Axiom entered into a Series A Convertible Preferred Stock Investment Agreement (the “Preferred Investment Agreement”) with certain third-party investors, pursuant to which the investors agreed to purchase 200,000 shares of Axiom’s Series A Convertible Preferred Stock for an aggregate purchase price of $2.0 billion in a private placement (the “Preferred Investment”).

The $4.4 billion in EPC Facilities maturing October 2027 are expected to transfer to Axiom concurrent with the expected spin-off of Flex’s CPI segment in the first quarter of calendar year 2027. Should the $2.0 billion Preferred Investment fund prior to the CPI spin-off, Preferred Investment proceeds will reduce the EPC Facilities and the net EPC Facilities, and Preferred Investment are expected to transfer to Axiom concurrent with the CPI spin-off.

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
OVERVIEW
We are the advanced, end-to-end manufacturing partner of choice that helps a diverse customer base design, build, deliver and manage innovative products that improve the world. Through the collective strength of a global workforce across approximately 30 countries with responsible, sustainable operations, we deliver technology innovation, supply chain, and manufacturing solutions to diverse industries and end markets. Our full suite of specialized capabilities includes design and engineering, supply chain, manufacturing, and integrated services, plus a portfolio of power and cooling products. Over time, we have built differentiated scale and expertise across both technology-driven and regulated markets, enabling us to support customers with increasingly complex product, infrastructure, and compliance requirements. We partner with customers across a diverse set of industries including data center, communications, enterprise, consumer, automotive, industrial, healthcare, and power. As of September 25, 2026, our three operating and reportable segments were as follows:
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
Russian Invasion of Ukraine and Middle East Conflicts
We continue to monitor and respond to the conflict in Ukraine and the associated sanctions and other restrictions. We also are monitoring and responding to the Israel-Hamas conflict and recent U.S. and Israeli military operations in Iran. The full impact of these conflicts on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflicts and their impact on regional and global economic conditions. We will continue to monitor the conflicts and assess the related restrictions and other effects and pursue prudent decisions for our team members, customers, and business.
During the fiscal year ended March 31, 2026, we recognized $51 million in asset impairments, inventory write-downs and other charges as a result of a missile strike on our Mukachevo, Ukraine facility in Western Ukraine on August 21, 2025. The missile strike represents an unusual and infrequent event as hostilities related to the Russian invasion of Ukraine have been primarily focused in Eastern Ukraine. The missile strike caused substantial physical damage and disrupted normal operations at the facility. In response, we activated contingency manufacturing plans and transitioned production to alternative facilities. During the three-month period ended September 25, 2026, the site has continued to follow the management plan as restoration activities progress in Mukachevo. We expect to incur additional immaterial near-term inefficiencies. For further information, refer to Item 1A, “Risk Factors - Global economic conditions and geopolitical uncertainty have in the past adversely affected, and could in the future adversely affect, our business, results of operations, financial condition, and access to capital markets.” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.
Tariffs
The U.S. tariffs initially announced in April 2025, which continue to evolve, and other countries' potential retaliatory tariffs and import/export restrictions may materially increase our product input costs and negatively affect global economic conditions, contracting customer demand. As a contract manufacturer, we expect to recover the cost of tariffs by passing tariff costs to our customers which would increase net sales, decrease operating income margins, and negatively affect operating cash flow timing as we recover paid tariffs from our customers. During the three and six-month periods ended September 25, 2026, tariff costs paid and recoveries from our customers impacted our revenues and costs of goods by less than one percent and had a negligible impact on our profitability. If, in the future, we are no longer able to fully pass through these tariffs, our results from operations and cash flows would be negatively impacted. On February 20, 2026, the U.S. Supreme Court struck down tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") and on April 20, 2026, the U.S. government opened a system to facilitate refunds for IEEPA tariffs paid. We have requested and received the majority of our requested IEEPA tariff refunds and do not expect refunds received will have a material effect on our financial performance. We will continue to monitor changes in global trade policy and employ measures to mitigate the impact of tariffs and leverage competitive opportunities. However, despite these efforts, the Company may not be able to fully mitigate the impact of changes in trade policies. For further information, refer to Item 1A, “Risk Factors - Tariffs, trade restrictions, export controls, and changes in trade policy, including heightened trade volatility and uncertainty regarding trade agreements, have in the past adversely affected, and could in the future adversely affect, our business, results of operations, and financial condition” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.
Memory Pricing Environment
During the first half of fiscal year 2027, market prices for memory components, including DRAM and NAND products, remained elevated as industry supply continued to be constrained by strong demand from AI and data center applications. The Company generally expects to pass through increases in memory costs to its customers, where contractual mechanisms permit recovery of component cost increases, however, sustained increases in memory pricing could continue to favorably impact net sales, while unfavorably impacting our gross profit percentage and increasing inventory balances and working capital requirements. For further information, refer to "Risk Factors - Supply chain disruptions and demand forecasting failures have in the past adversely affected, and could in the future adversely affect, our ability to meet customer demand, and lead to higher costs, or result in excess or obsolete inventory." in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Business Overview
We are one of the world's largest providers of global supply chain solutions, with revenues of $16.4 billion for the six-month period ended September 25, 2026, and $27.9 billion in the fiscal year ended March 31, 2026. We have established an extensive network of manufacturing facilities in the world's major markets (Asia, the Americas, and Europe) to serve the outsourcing needs of both multinational and regional customers. We design, build, ship, and service consumer and enterprise products for our customers through a network of more than 100 facilities across approximately 30 countries on four continents. The following tables set forth the relative percentages and dollar amounts of net sales by region and by country, and net property and equipment by country, based on the location of our manufacturing sites:

	Three-Month Periods Ended				Six-Month Periods Ended
	September 25, 2026		September 26, 2025		September 25, 2026		September 26, 2025
	(In millions)
Net sales by region:
Americas	$4,420	52%	$3,400	50%	$8,591	52%	$6,764	51%
Asia	2,586	30%	2,019	30%	4,929	30%	3,889	29%
Europe	1,485	18%	1,385	20%	2,899	18%	2,726	20%
	$8,491		$6,804		$16,419		$13,379

Net sales by country:
Mexico	$2,457	29%	$1,688	25%	$4,658	28%	$3,397	25%
U.S.	1,471	17%	1,336	20%	2,960	18%	2,619	20%
China	1,254	15%	1,123	17%	2,372	14%	2,195	16%
Malaysia	1,055	12%	656	10%	2,006	12%	1,253	9%
Brazil	469	6%	355	5%	929	6%	709	5%
Hungary	329	4%	342	5%	623	4%	688	5%
Other	1,456	17%	1,304	18%	2,871	18%	2,518	20%
	$8,491		$6,804		$16,419		$13,379

	As of		As of
	September 25, 2026		March 31, 2026
Property and equipment, net:	(In millions)
Mexico	$1,048	37%	$891	36%
U.S.	559	20%	443	18%
China	297	10%	306	12%
Malaysia	236	8%	191	8%
Hungary	171	6%	165	7%
Brazil	78	3%	79	3%
Other	460	16%	430	16%
	$2,849		$2,505
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
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP" or "GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Due to global economic conditions, including the impact of ongoing trade conflicts and tariffs, and geopolitical conflicts (including the Russian invasion of Ukraine and recent U.S. and Israeli military operations in Iran), there has been and we expect there will continue to be uncertainty and disruption in the global economy and financial markets. We have made estimates and assumptions taking into consideration certain possible impacts due to the foregoing factors. These estimates may change, as new events occur, and additional information is obtained. Actual results may differ from previously estimated amounts, and such differences may be material to the condensed consolidated financial statements. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they occur.
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

	Three-Month Periods Ended		Six-Month Periods Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.3	90.8	90.4	90.9
Restructuring charges	0.1	0.2	0.1	0.2
Gross profit	9.6	9.0	9.5	8.9
Selling, general and administrative expenses	4.4	3.8	4.3	3.7
Restructuring and impairment charges (reversal)	—	0.6	—	0.4
Intangible amortization	0.3	0.2	0.3	0.3
Operating income	4.9	4.4	4.9	4.5
Interest expense	0.8	0.8	0.8	0.8
Interest income	0.2	0.1	0.2	0.2
Other charges (income), net	(0.1)	(0.1)	(0.2)	(0.1)
Equity in earnings (losses) of unconsolidated affiliates	—	(0.1)	0.0	(0.2)
Income before income taxes	4.4	3.9	4.5	3.8
Provision for income taxes	1.3	1.0	1.2	0.9
Net income	3.1%	2.9%	3.3%	2.9%
Net sales
The following table sets forth our net sales by segment, and their relative percentages (the sum of the individual percentages may not equal 100% due to rounding):

	Three-Month Periods Ended				Six-Month Periods Ended
	September 25, 2026		September 26, 2025		September 25, 2026		September 26, 2025
	(In millions)
Net sales:
Integrated Technology Solutions	$3,306	38%	$2,720	40%	$6,362	39%	$5,278	40%
Regulated Manufacturing Solutions	2,677	32%	2,454	36%	5,347	32%	4,845	36%
Cloud and Power Infrastructure	2,508	30%	1,630	24%	4,710	29%	3,256	24%
	$8,491		$6,804		$16,419		$13,379
Net sales during the three-month period ended September 25, 2026 totaled $8.5 billion, representing an increase of $1.7 billion, or 25% from $6.8 billion during the three-month period ended September 26, 2025. Net sales for our ITS segment increased $0.6 billion, or 22% from the three-month period ended September 26, 2025, primarily driven by strong growth in Communications business due to increased demand and increased memory pricing in both Communications and our Lifestyle businesses. Net sales for our RMS segment increased $0.2 billion, or 9% from the three-month period ended September 26, 2025, which was primarily driven by strong growth in Industrial. Net sales for our CPI segment increased $0.9 billion, or 54% from the three-month period ended September 26, 2025, which was driven by continued strength in both Power and Cloud & Cooling and $0.1 billion in net sales related to the May 1, 2026 EPP acquisition. Net sales increased $1.0 billion in the Americas, $0.6 billion in Asia, and $0.1 billion in Europe for a total increase of $1.7 billion.
Net sales during the six-month period ended September 25, 2026, totaled $16.4 billion, representing an increase of $3.0 billion or 23% from $13.4 billion during the six-month period ended September 26, 2025. Net sales for our ITS segment increased $1.1 billion, or 21% from the six-month period ended September 26, 2025, primarily driven by strong growth in Communications business due to increased demand and increased memory pricing in both Communications and our Lifestyle businesses. Net sales for our RMS segment increased $0.5 billion, or 10% from the six-month period ended September 26, 2025, primarily driven by strong growth in Industrial. Net sales for our CPI segment increased $1.5 billion or 45% from the six-month period ended September 26, 2025 primarily driven by continued strength in Power and Cloud & Cooling and $0.2 billion in net sales related to the May 1, 2026 EPP acquisition. Net sales increased $1.8 billion in the Americas, $1.0 billion in Asia, and $0.2 billion in Europe for a total increase of $3.0 billion.
Our ten largest customers during the three and six-month periods ended September 25, 2026, accounted for approximately 50% and 49%, respectively, of net sales. A significant customer accounted for 14% and 13% of net sales for the three and six-month periods ending September 25, 2026, respectively. The majority of the revenue with this customer is included within the CPI segment. No other customer accounted for more than 10% of net sales during the three and six-month periods ended September 25, 2026, or September 26, 2025.
Cost of sales
Cost of sales is affected by a number of factors, including the number and size of new manufacturing programs, product mix, labor cost fluctuations by region, component costs and availability and capacity utilization.
Cost of sales during the three-month period ended September 25, 2026, totaled $7.7 billion, representing an increase of $1.5 billion, or 24% from $6.2 billion during the three-month period ended September 26, 2025. The higher cost of sales for the three-month period ended September 25, 2026, was primarily driven by a $1.7 billion, or 25%, increase in consolidated sales. Cost of sales in our ITS segment for the three-month period ended September 25, 2026, increased by 22% from the three-month period ended September 26, 2025, in line with revenue growth. Cost of sales in our RMS segment for the three-month period ended September 25, 2026 increased by 9% from the three-month period ended September 26, 2025, in line with revenue growth. Cost of sales in our CPI segment for the three-month period ended September 25, 2026 increased by 51% from the three-month period ended September 26, 2025, below the 54% revenue growth for the segment. Lower CPI cost of sales was primarily attributed to margin expansion in both Power and Cloud & Cooling and favorable Power mix.
Cost of sales during the six-month period ended September 25, 2026 totaled $14.8 billion, representing an increase of $2.7 billion or 22% from the $12.2 billion during the six-month period ended September 26, 2025. The higher cost of sales for the six-month period ended September 25, 2026 was primarily driven by revenue growth. Cost of sales in our ITS segment for the six-month period ended September 25, 2026 increased by 21% from the six-month period ended September 26, 2025 in line with revenue growth. Cost of sales in our RMS segment for the six-month period ended September 25, 2026 increased by 9% from the six-month period ended September 26, 2025, in line with revenue growth. Cost of sales in our CPI segment for the six-month period ended September 25, 2026 increased by 43% from the six-month period ended September 26, 2025, compared to revenue growth of 45%. The improvement was driven by margin expansion in both Power and Cloud & Cooling and favorable Power mix.
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
Gross profit during the three-month period ended September 25, 2026 increased $0.2 billion to $0.8 billion, or 9.6% of net sales, from $0.6 billion, or 9.0% of net sales, during the three-month period ended September 26, 2025. Gross margin improved 60 basis points year over year primarily due to favorable mix and continued operational execution.
Gross profit during the six-month period ended September 25, 2026 increased $0.4 billion to $1.6 billion, or 9.5% of net sales from $1.2 billion, or 8.9% of net sales, during the six-month period ended September 26, 2025. Gross margin improved 60 basis points year over year primarily due to favorable mix and continued operational execution.
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
The following table sets forth segment income and margins. Segment margins in the table below may not recalculate exactly due to rounding.

	Three-Month Periods Ended				Six-Month Periods Ended
	September 25, 2026		September 26, 2025		September 25, 2026		September 26, 2025
	(In millions)
Segment income:
Integrated Technology Solutions	$181	5.5%	$144	5.3%	$339	5.3%	$275	5.2%
Regulated Manufacturing Solutions	172	6.4%	144	5.9%	348	6.5%	270	5.6%
Cloud and Power Infrastructure	268	10.7%	136	8.3%	482	10.2%	291	8.9%
ITS segment margin increased 20 basis points to 5.5% for the three-month period ended September 25, 2026, compared to 5.3% for the three-month period ended September 26, 2025, primarily driven by growth in the higher margin Communications business. ITS segment margin increased 10 basis points with segment income increasing to $339 million for the six-month period ended September 25, 2026, compared to $275 million for the six-month period ended September 26, 2025, also driven by the Communications business.
RMS segment margin increased 50 basis points to 6.4% for the three-month period ended September 25, 2026, compared to 5.9% for the three-month period ended September 26, 2025, primarily due to favorable product mix and higher demand within Industrial. RMS segment margin increased 90 basis points with segment income increasing to $348 million for the six-month period ended September 25, 2026, compared to $270 million for the six-month period ended September 26, 2025, also driven by Industrial.
CPI segment margin increased 240 basis points to 10.7% for the three-month period ended September 25, 2026, compared to 8.3% for the three-month period ended September 26, 2025, driven by continued strength in both Power and Cloud & Cooling and favorable Power mix. CPI segment margin increased 130 basis points with segment income increasing to $482 million for the six-month period ended September 25, 2026, compared to $291 million for the six-month period ended September 26, 2025, also driven by continued strength in both Power and Cloud & Cooling and favorable Power mix.
Restructuring and impairment charges
We undertook targeted restructuring activities to improve operational efficiencies by reducing excess workforce capacity. During the three and six-month periods ended September 25, 2026, we recognized $15 million and $17 million of restructuring charges primarily related to employee severance.
Selling, general and administrative expenses
Selling, general and administrative expenses (“SG&A”) was $0.4 billion, or 4% of net sales, during the three-month period ended September 25, 2026, increasing by $111 million compared to the three-month period ended September 26, 2025. The increase was largely driven by $110 million of expenses related to the intended CPI spin-off and recent acquisitions. SG&A was $705 million, or 4% of net sales, during the six-month period ended September 25, 2026, increasing by $212 million compared to the six-month period ended September 26, 2025, primarily driven by $177 million of expenses related to the intended CPI spin-off and recent acquisitions, $23 million of increased stock-based compensation expense and growth of the business.
Intangible amortization
Amortization of intangible assets increased to $27 million for the three-month period ended September 25, 2026, compared to $16 million in the previous year due to the EPP acquisition in the first quarter of fiscal year 2027. Amortization increased to $50 million during the six-month period ended September 25, 2026, compared to $37 million in the previous year due to the EPP acquisition.

Interest expense
Interest expense increased to $69 million for the three-month period ended September 25, 2026, from $52 million during the three-month period ended September 26, 2025, primarily due to a full quarter of interest from the $1.45 billion credit facility loan. Interest expense increased to $129 million for the six-month period ended September 25, 2026, from $103 million during the six-month period ended September 26, 2025, primarily due to interest expense from the $1.45 billion credit facility loan, partially offset by a decrease in interest expense due to repayment of senior notes that matured in 2026.
Interest income
Interest income increased to $13 million for the three-month period ended September 25, 2026 from $10 million for the same period in fiscal year 2026, primarily due to higher interest rates and higher cash balances. Interest income increased to $26 million for the six-month period ended September 25, 2026, from the $23 million during the six-month period ended September 26, 2025, primarily due to higher interest rates and higher cash balances.
Other charges (income), net
Other charges (income), net was $(7) million during the three-month period ended September 25, 2026 compared to $(13) million during the three-month period ended September 26, 2025. The reduction in other charges (income) was primarily due to lower income from the tax receivable agreement related to fiscal year 2024's Nextracker spin-off.
Other charges (income), net increased to $(44) million during the six-month period ended September 25, 2026 compared to $(6) million during the six-month period ended September 26, 2025, primarily due to the sale of a non-strategic North American business, generating a gain on sale of $48 million. This was partially offset by losses related to foreign exchange.
Equity in earnings (losses) of unconsolidated affiliates
Equity in earnings of unconsolidated affiliates was $5 million during the three-month period ended September 25, 2026, compared to equity in losses of $5 million in the three-month period ended September 26, 2025, primarily due to gains recorded in certain equity investments.
There was no equity in losses of unconsolidated affiliates during the six-month period ended September 25, 2026, compared to equity in losses of $25 million in the six-month period ended September 26, 2025, primarily due to a $17 million loss related to a specific venture capital fund in the three-month period ended June 27, 2025.
Income taxes
Certain of our subsidiaries, at various times, have been granted tax relief in their respective countries, resulting in lower income taxes than would otherwise be the case under ordinary tax rates. Refer to note 15, “Income Taxes” of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 for further discussion.
The consolidated effective tax rate was 29% and 27% for the three and six-month periods ended September 25, 2026, respectively, and 24% and 23% for the three and six month periods ended September 26, 2025, respectively. The effective tax rate varies from the Singapore statutory rate of 17% as a result of recognition of earnings in different jurisdictions (we generate most of our revenues and profits from operations outside of Singapore), operating loss carryforwards, income tax credits, release of previously established valuation allowances for deferred tax assets, liabilities for uncertain tax positions, as well as the effects of certain tax holidays and incentives granted to our subsidiaries primarily in China, Costa Rica, Malaysia, the Netherlands and Israel. The effective tax rate for the three-month period ended September 25, 2026 was higher than the effective tax rate for the three-month period ended September 26, 2025 for a variety of reasons, primarily due to the changing jurisdictional mix of income as well as the additional one-time tax impacts related to the previously announced expected spin-off transaction.
The OECD Pillar Two Global Anti-Base Erosion (“GloBE”) model rules, issued under the OECD Inclusive Framework on Base Erosion and Profit Shifting, introduce a global minimum tax of 15% applicable to multinational enterprise groups with consolidated financial statement revenue in excess of €750 million. As of September 25, 2026 the Company has reflected all estimated impacts of the Pillar Two GloBE minimum tax accordingly within its estimated annual effective tax rate for the year.
Net income
Net income was $263 million during the three-month period ended September 25, 2026, compared to $199 million during the three-month period ended September 26, 2025, and net income was $548 million during the six-month period ended September 25, 2026 compared to $391 million in the six-month period ended September 26, 2025, driven by the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
We continuously evaluate our ability to meet our obligations over the next 12 months and beyond and proactively reset our capital structure to improve maturities and liquidity. We expect that our current financial condition, including our liquidity sources are adequate to fund current and future commitments. As of September 25, 2026, we had cash and cash equivalents of approximately $3.1 billion, bank and other borrowings of approximately $5.2 billion and a $2.75 billion revolving credit facility under which we had no borrowings outstanding. As of September 25, 2026, we were in compliance with the covenants under all of our credit facilities and indentures; we also expect to remain in compliance with the covenants in the upcoming 12 months for our credit facilities and indentures.
Cash provided by operating activities was $0.8 billion during the six-month period ended September 25, 2026, primarily driven by $0.5 billion of net income for the period plus $0.3 billion of non-cash charges such as depreciation and amortization. Cash provided by operating activities for the six-month period ended September 25, 2026 was negatively impacted by $85 million of separation costs incurred in connection with the announced intention to spin-off Flex's CPI segment.
We believe net working capital is a key metric that measures our liquidity. Net working capital is calculated as current assets less current liabilities. Net working capital increased $0.8 billion to $5.1 billion as of September 25, 2026, from $4.3 billion as of March 31, 2026. The increase was primarily the result of a $1.5 billion increase in our inventory balance, a $1.1 billion increase in net accounts receivable, and a $0.7 billion increase in cash and cash equivalents, partially offset by increases of $1.7 billion in accounts payable and $1 billion in other current liabilities.
Net cash used in investing activities was $1.5 billion during the six-month period ended September 25, 2026. This was primarily driven by $1.1 billion paid for the EPP business acquisition during the period as well as $0.5 billion of capital expenditures, partially offset by $0.1 billion of proceeds from the divestiture of a non-core business.
Cash provided by financing activities was $1.4 billion during the six-month period ended September 25, 2026, which was primarily driven by $2.8 billion of net proceeds from borrowings under the $1.45 billion credit agreement and its syndication. This was offset by $1.4 billion of repayments on long term debts during the period. Refer to Note 6 to the condensed, consolidated financial statements in Item 1, "Financial Statements" for additional details.
We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, fund acquisitions, repurchase company shares and for certain other activities. Our free cash flow is defined as cash from operations, less net purchases of property and equipment allowing us to present adjusted cash flows on a consistent basis for investors. Our free cash flow for the six-month periods ended September 25, 2026 and September 26, 2025 were inflows of $302 million and $573 million, respectively. Free cash flow is not a measure of liquidity under U.S. GAAP, and may not be defined and calculated by other companies in the same manner. Free cash flow should not be considered in isolation or as an alternative to net cash provided by operating activities. Free cash flow reconciles to the most directly comparable GAAP financial measure of net cash provided by operations as follows:

	Six-Month Periods Ended
	September 25, 2026	September 26, 2025
	(In millions)
Net cash provided by operating activities	$777	$852
Purchases of property and equipment	(477)	(283)
Proceeds from the disposition of property and equipment	2	4
Free cash flow	$302	$573

Our cash balances are generated and held in numerous locations throughout the world. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the business and some of which arise from fluctuations related to global economics and markets. Local government regulations may restrict our ability to move cash balances to meet cash needs under certain circumstances; however, any current restrictions are not material. We do not currently expect such regulations and restrictions to impact our ability to pay vendors and conduct operations throughout the global organization. We believe that our existing cash balances, together with anticipated cash flows from operations and borrowings available under our credit facilities, will be sufficient to fund our operations through at least the next twelve-month period. As of September 25, 2026, and March 31, 2026, approximately 22% and 62%, respectively, of our cash and cash equivalents were held by foreign subsidiaries outside of Singapore. Although substantially all of the amounts held outside of Singapore could be repatriated under current laws, a significant amount could be subject to income tax withholdings. We provide for tax liabilities on these amounts for financial statement purposes, except for certain of our foreign earnings that are considered indefinitely reinvested outside of

Singapore (approximately $0.9 billion as of March 31, 2026). Repatriation could result in an additional income tax payment; however, for the majority of our foreign entities, our intent is to permanently reinvest these funds outside of Singapore and our current plans do not demonstrate a need to repatriate them to fund our operations in jurisdictions outside of where they are held. Where local restrictions prevent an efficient intercompany transfer of funds, our intent is that cash balances would remain outside of Singapore and we would meet our liquidity needs through ongoing cash flows, external borrowings, or both.
Future liquidity needs will depend on fluctuations in levels of inventory, accounts receivable and accounts payable, the timing of capital expenditures for new equipment, the extent to which we utilize operating leases for new facilities and equipment, and the levels of shipments and changes in the volumes of customer orders.
We maintain a commercial paper program which provides short-term financing under which there were no borrowings outstanding as of September 25, 2026.
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
Under our current share repurchase program, our Board of Directors authorized repurchases of our outstanding ordinary shares for up to $2.0 billion in accordance with the share purchase mandate approved by our shareholders at the date of the most recent Annual General Meeting which was held on August 5, 2026. During the six-month period ended September 25, 2026, we did not repurchase any shares. As of September 25, 2026, shares in the aggregate amount of $2.0 billion were available to be repurchased under the current plan.
Warrant
On August 15, 2025, the Company issued a warrant (the “Warrant”) to Amazon.com NV Investment Holdings LLC (“Warrantholder”), a wholly-owned subsidiary of Amazon.com, Inc. (“Parent”) to purchase up to an aggregate of 3,859,851 ordinary shares of the Company (“Warrant Shares”) at an exercise price of $51.29 per share. The Warrant allows for cashless exercise and expires on August 15, 2030. The Warrant Shares are subject to vesting based on qualifying payments (as defined in the Warrant) for the purchase of all products and services by or on behalf of Parent and its affiliates over the term of the Warrant. The expense associated with the Warrant Shares will be recorded as a deduction to revenue as the customer purchases products and services over the vesting period. The Company recorded charges of $6 million related to the Warrant during the six-month period ended September 25, 2026. Refer to Note 4, "Share-Based Compensation and Warrants Expense" for more detail.
Subsequent Liquidity and Capital Resources Events
On September 29, 2026, the Company entered into a Credit Agreement (the “Credit Agreement”), by and among the Company, as borrower, the lenders party thereto, and Citibank, N.A., as administrative agent, which provides a senior term loan credit facility (the “Credit Facility”) in an aggregate committed amount of $3.3 billion. On October 14, 2026, the Company borrowed $3.3 billion under the Credit Facility in a single advance. The Credit Facility matures on October 13, 2027, the date that is 364 days after the date of which it is funded. On October 9, 2026, the Company entered into a $1.1 billion Bridge Credit Agreement (the “Bridge Credit Agreement”) by and among the Company, as borrower, the lenders party thereto and Citibank, N.A. as administrative agent, which provides a senior bridge term loan credit facility (the "Bridge Credit Facility"). On October 14, 2026, the Company borrowed $1.1 billion under the Bridge Credit Facility in a single advance. The Bridge Credit Facility matures on October 13, 2027, the date that is 364 days after the date of which it was funded.

The $4.4 billion from the financing activities listed above were used to finance the $4.4 billion acquisition of EPC Power Corp. (EPC Power), that occurred on October 14, 2026.

On October 2, 2026, Axiom entered into a Series A Convertible Preferred Stock Investment Agreement (the “Preferred Investment Agreement”) with certain third-party investors ("Investors"), pursuant to which the Investors have agreed to collectively purchase 200,000 shares of Axiom’s to be issued Series A Convertible Preferred Stock (the “Convertible Preferred Stock”), for an aggregate purchase price of $2.0 billion in a private placement (the “Preferred Investment”).
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Information regarding our long-term debt payments, operating lease payments, capital lease payments and other commitments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.
In May 2026, the Company entered into a Senior Term Loan agreement borrowing $1.45 billion. Refer to note 6 "Bank Borrowings" for more details. Subsequent to September 25, 2026, the Company entered into a Credit Facility in an aggregate committed amount of $3.3 billion and a $1.1 billion Bridge Credit Agreement. Refer to note 17 "Subsequent Events" for additional information on these transactions.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Other than a $1.45 billion increase in floating rate debt, there were no material changes in our exposure to market risks for changes in interest and foreign currency exchange rates for the six-month period ended September 25, 2026 as compared to the fiscal year ended March 31, 2026.  A hypothetical 10% change in interest rates would not be expected to have a material effect on our financial position, results of operations and cash flows over the next fiscal year.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 25, 2026. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 25, 2026, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our quarter ended September 25, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are including the following additional risk factors, which supplement the risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2026, and which should be read in conjunction with our description of risk factors in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026:
Flex has incurred $4.4 billion of short-term acquisition indebtedness that must be repaid within 364 days, and repayment depends on the completion of the spin-off of SpinCo and the related SpinCo financings.
Flex has funded its $4.4 billion acquisition of EPC Power Corp. with $3.3 billion of borrowings under a senior term loan credit facility and $1.1 billion of borrowings under a senior bridge term loan credit facility. Each facility matures on October 13, 2027. Flex intends to repay both with the funds from a cash distribution from SpinCo, which SpinCo expects to fund with its term loans and its issuance of Series A Preferred Stock. Flex must prepay the Flex Term Loan Facility within one business day after the SpinCo term loans are funded. If the spin-off of SpinCo is delayed beyond the maturity of these facilities, or does not occur, Flex would need to repay or refinance up to $4.4 billion from other sources. Those sources might not be available on acceptable terms, or at all.
If the spin-off of SpinCo is delayed or does not occur, SpinCo must redeem its Series A Preferred Stock at a premium, and Flex has guaranteed that redemption.
On the basis that SpinCo completes its intended issuance of Series A Preferred Stock, if the spin-off of SpinCo does not occur before December 31, 2027, SpinCo must redeem all of the Series A Preferred Stock. The redemption price may be paid in cash, Flex ordinary shares, or a combination thereof, at SpinCo’s election, and such election by SpinCo is subject to approval by Flex. The redemption price is 115% of the stated value of $2 billion if paid in cash, or 125% if paid in Flex ordinary shares. Cash dividends already paid are deducted, and the price is grossed up for taxes at an assumed 25.5% rate. To the extent Flex ordinary shares are used to pay the redemption price, SpinCo and holders of the Series A Preferred Stock will use commercially reasonable efforts to mutually agree on the number of Flex ordinary shares to be delivered prior to December 1, 2027, and Flex has agreed to provide customary registration rights with respect to such Flex ordinary shares. Flex has irrevocably and unconditionally guaranteed the redemption. Paying the redemption price in cash would require Flex to use substantial liquidity or incur additional debt. A share settlement would be dilutive to Flex shareholders.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The Company did not repurchase any of its ordinary shares during the quarter ended September 25, 2026.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION

Insider Trading Arrangements
On July 28, 2026, Hooi Tan, Chief Operating Officer, terminated a trading plan that was originally adopted on December 8, 2025. The trading plan was scheduled to remain in effect until December 10, 2026, and provided for the potential sale of up to 70,000 ordinary shares of the Company.
No other officers or directors adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended September 25, 2026.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No.	Filing Date	Exhibit No.	Filed Herewith

2.1	Stock Purchase Agreement, dated September 3, 2026, by and among EPC Power Corp., Charge Parent, LLC, ACS Acquisitions, Inc. and Flex Ltd. (solely for the purposes of Section 13.24 thereof)ª	8-K	000-23354	September 4, 2026	2.1
15.01	Letter in lieu of consent of Deloitte & Touche LLP					X
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

ª Certain schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

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

FLEX LTD.
(Registrant)

Date:	October 30, 2026	/s/ REVATHI ADVAITHI
Revathi Advaithi
Chief Executive Officer
(Principal Executive Officer)

Date:	October 30, 2026	/s/ KEVIN KRUMM
Kevin Krumm
Chief Financial Officer
(Principal Financial Officer)